Form 10-Q
period 2001-03-31
SIERRA BANCORP
filed 2001-06-08
CIK 1130144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


Commission file number _____

                                 SIERRA BANCORP
             (Exact name of Registrant as specified in its charter)

               California                                  33-0937517
(State or other jurisdiction of incorporation)  (IRS Employer Identification No)

              86 North Main Street, Porterville, California 93257
             (Address of principal executive offices)   (Zip Code)

                                (559) 782-4900
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                     YES ___                 NO  X
                                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, no par value 9,212,280 shares outstanding as of May 1, 2001

                               Table of Contents
                               -----------------

                                                                           Page.
                                                                           -----
Part 1. Financial Information..............................................   2
  Item 1-Consolidated Balance Sheets.......................................   2
     Consolidated Statements of Income and Comprehensive Income............   3
     Consolidated Statements of Cash Flows.................................   4
     Notes to Consolidated Financial Statements............................   5

  Item 2-Management's Discussion & Analysis of Financial
     Condition & Results of Operations.....................................  11
     Summary of Financial Data.............................................  11
     Earnings Performance, Net Interest Income.............................  13
     Non-interest Income/Expense...........................................  14
     Balance Sheet Analysis, Earning Assets................................  15
     Investment Securities.................................................  15
     Loan Portfolio........................................................  17
     Non-accrual and Restructured Loans and Other Assets...................  22
     Allowance for Loan Losses.............................................  22
     Non-Earning Assets....................................................  23
     Interest Bearing Liabilities..........................................  25
     Deposits..............................................................  25
     Fed Funds Purchased & Securities Sold Under Agreements to Repurchase..  26
     Other Borrowed Money..................................................  27
     Non-Interest Bearing Liabilities......................................  27
     Deposits..............................................................  27
     Other.................................................................  27
     Overall Risk Management...............................................  27
     Interest Rate Risk Management.........................................  27
     Liquidity Risk Management.............................................  29
     Asset-Quality Risk Management.........................................  29
     Capital Management....................................................  30

Item 3-Qualitative & Quantitative Disclosures About Market Risk............  31
     Market Risk Management................................................  31

Part II - Other Information................................................  33
     Item 1. - Legal Proceedings...........................................  33
     Item 2. - Changes in Securities.......................................  33
     Item 3. - Defaults upon Senior Securities.............................  33
     Item 4. - Submission of Matters to a vote of Security Holders.........  33
     Item 5. - Other Information...........................................  33
     Item 6. - Exhibits and Reports on Form 8-K............................  33

Signatures.................................................................  34

--------------------------------------------------------------------------------
                        PART I - FINANCIAL INFORMATION
                                    Item 1
================================================================================
                                SIERRA BANCORP

                          CONSOLIDATED BALANCE SHEETS

                       (dollars in thousands, unaudited)
================================================================================

                          ASSETS                                March 31, 2001        December 31, 2000        March 31, 2000
                          ------                            ---------------------   --------------------   ---------------------
Cash and Due From Banks                                     $              37,638   $             44,664   $              25,902
Federal Funds Sold                                          $               9,700   $                246   $                   -
                                                            ---------------------   --------------------   ---------------------
          Total Cash & Cash Equivalents                     $              47,338   $             44,910   $              25,902
Securities:
      Held to maturity                                      $                   -   $                  -   $              76,628
      Available for sale                                    $             103,652   $            109,925   $              23,072
                                                            ---------------------   --------------------   ---------------------
          Total Securities                                  $             103,652   $            109,925   $              99,700
Loans:
     Gross loans                                            $             418,486   $            421,696   $             336,085
     Allowance for loan losses                              $              (5,616)  $             (5,362)  $              (3,661)
     Deferred loan fees                                     $                  85   $                 58   $                 141
                                                            ---------------------   --------------------   ---------------------
          Net Loans                                         $             412,955   $            416,392   $             332,565
Other equity securities                                     $               1,828   $              2,591   $               1,894
Premises and equipment, net                                 $              14,628   $             14,477   $              11,835
Other real estate owned                                     $               1,840   $              1,530   $               1,197
Accrued interest receivable                                 $               4,444   $              4,902   $               3,522
Other assets                                                $              11,930   $             11,999   $               3,929
                                                            ---------------------   --------------------   ---------------------
                 TOTAL ASSETS                               $             598,615   $            606,726   $             480,544
                                                            =====================   ====================   =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
     Demand                                                 $             123,769   $            130,592   $              93,003
     Interest bearing demand                                $              45,873   $             45,815   $              37,556
     Savings                                                $              29,299   $             31,195   $              20,951
     MMDA's                                                 $              76,343   $             44,239   $              45,491
     TDOA's, IRA's & KEOGH'S                                $              19,281   $             19,197   $              14,469
     Time deposits less than $100,000                       $             127,037   $            130,884   $             118,078
     Time deposits grater than $100,000                     $             119,680   $            125,854   $              86,477
                                                            ---------------------   --------------------   ---------------------
          Total Deposits                                    $             541,282   $            527,776   $             416,025
     Federal funds purchased and repurchase agreements      $              11,235   $             13,584   $              13,609
     Other borrowed funds                                   $                   -   $             20,700   $               9,600
     Accrued interest payable                               $               1,230   $              1,087   $                 686
     Other liabilities                                      $               2,859   $              2,797   $               3,189
                                                            ---------------------   --------------------   ---------------------
                     TOTAL LIABILITIES                      $             556,606   $            565,944   $             443,109
                                                            ---------------------   --------------------   ---------------------
STOCKHOLDERS' EQUITY
     Common stock, no par value                             $               2,285   $              2,285   $               2,285
     Retained earnings                                      $              37,988   $             37,430   $              34,778
     Accumulated other comprehensive income                 $               1,736   $              1,067   $                 372
                                                            ---------------------   --------------------   ---------------------
     Total stockholders' equity                             $              42,009   $             40,782   $              37,435
                   TOTAL LIABILITIES AND
                                                            ---------------------   --------------------   ---------------------
                   STOCKHOLDERS' EQUITY                     $             598,615   $            606,726   $             480,544
                                                            =====================   ====================   =====================

--------------------------------------------------------------------------------

======================================================================================================================
                                               SIERRA BANCORP
                          CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                          (dollars in thousands, except per share data, unaudited)
======================================================================================================================
                                                                 For the Quarter      For the Year     For the Quarter
                                                                 Ended March 31,   Ended December 31,  Ended March 31,
INTEREST INCOME:                                                       2001               2000               2000
----------------                                                 ---------------   -----------------   ---------------
Interest on federal funds sold and interest bearing deposits     $            53   $             243   $             3
US Treasury securities                                           $           174   $           1,220   $           354
US Gov't agencies & corporations                                 $           887   $           2,677   $           428
State and political subdivsions                                  $           519   $           2,022   $           471
Other securities                                                 $             3   $             358   $             -
Equities                                                         $            29   $              95   $            20
Interest and fees on loans                                       $        10,445   $          40,378   $         8,431
                                                                 ---------------   -----------------   ---------------
          Total interest income                                  $        12,110   $          46,993   $         9,707
INTEREST EXPENSE:
-----------------
Interest on deposits                                             $         4,894   $          17,202   $         3,356
Interest on borrowed funds                                       $           179   $           1,475   $           345
                                                                 ---------------   -----------------   ---------------
Total interest expense                                           $         5,073   $          18,677   $         3,701
         Net Interest Income                                     $         7,037   $          28,316   $         6,006
Provision for loan losses                                        $           400   $           2,760   $           690
                                                                 ---------------   -----------------   ---------------
         Net Interest Income after Provision for Loan Losses     $         6,637   $          25,556   $         5,316

OTHER OPERATING INCOME:
-----------------------
Service charges on deposit accounts                              $         1,102   $           4,085   $           811
Gains on sales of loans                                          $           153   $             505   $            72
Other                                                            $           868   $           1,846   $           441
                                                                 ---------------   -----------------   ---------------
          Total other operating income                           $         2,123   $           6,436   $         1,324
OTHER OPERATING EXPENSES:
-------------------------
Salaries and employee benefits                                   $         3,477   $          11,519   $         2,558
Occupancy expense                                                $         1,080   $           3,626   $           695
Other                                                            $         2,468   $           8,624   $         1,561
                                                                 ---------------   -----------------   ---------------
         Total other operating expenses                          $         7,025   $          23,769   $         4,814
                                                                 ---------------   -----------------   ---------------
INCOME BEFORE PROVISION FOR INCOME TAXES                         $         1,735   $           8,223   $         1,826
Provision for income taxes                                       $           625   $           2,742   $           656
                                                                 ---------------   -----------------   ---------------
NET INCOME                                                       $         1,110   $           5,481   $         1,170
                                                                 ===============   =================   ===============
Other comprehensive income, unrealized gain
         on securities, net of income taxes                      $           669   $             721   $            26
COMPREHENSIVE INCOME                                             $         1,779   $           6,202   $         1,196
                                                                 ===============   =================   ===============
PER SHARE DATA
Book value                                                       $          4.56   $            4.43   $          4.06
Cash dividends                                                   $          0.06   $            0.23   $          0.05
Earnings per share basic                                         $          0.12   $            0.60   $          0.13
Earnings per share diluted                                       $          0.12   $            0.60   $          0.13
Average shares outstanding, basic                                      9,212,280           9,212,280         9,212,280
Average shares outstanding, diluted                                    9,212,280           9,212,280         9,910,280

-----------------------------------------------------------------------------------------------------------------------

===========================================================================================================
                                                SIERRA BANCORP
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (dollars in thousands, unaudited)
===========================================================================================================

                                                                              Three Months Ended March 31,
Cash Flows from Operating Activities                                            2001                 2000
                                                                             ---------            ---------
    Net income                                                               $   1,110            $   1,170
    Adjustments to reconcile net income to net cash
       used in operating activities:
    (Gain) on sale of securities                                             $     (28)           $      (5)
    (Gain) on sales of loans                                                 $    (153)           $     (72)
    Provision for loan losses                                                $     400            $     690
    Depreciation and amortization                                            $     565            $     417
    Net Amortization (accretion) on securities                               $     (41)           $       1
    Increase(decrease) in unearned net loan fees                             $      27            $    (142)
    Deferred taxes                                                           $    (253)           $    (515)
    Proceeds from sales of loans held for sale                               $  17,840            $   7,347
    Originations of loans held for sale                                      $ (20,236)           $  (9,195)
    (Increase)decrease in interest receivable and other assets               $  (1,301)           $      97
    Increase (decrease) in other liabilities                                 $      62            $    (329)
                                                                             ---------            ---------
          Net cash used in operating activities                              $  (2,008)           $    (536)
                                                                             ---------            ---------

Cash Flows from Investing Activities
    Maturities of securities available for sale                              $   3,991            $   3,000
    Proceeds from calls of securities held to maturity                       $       -            $      20
    Proceeds from sales/calls of securities available for sale               $   7,665            $       -
    Purchases of securities held to maturity                                 $       -            $ (11,991)
    Purchases of securities available for sale                               $  (2,500)           $       -
    (Increase) in federal funds sold                                         $  (9,454)           $       -
    (Increase) decrease in loans receivable, net                             $   5,833            $ (14,838)
    Purchases of premises and equipment                                      $    (151)           $    (582)
    Proceeds from sales of other real estate owned                           $     275            $     144
    Other                                                                    $    (581)           $  (1,246)
                                                                             ---------            ---------
          Net cash (used in) provided by investing activities                $   5,078            $ (25,493)
                                                                             ---------            ---------

Cash Flows from Financing Activities
    Increase in deposits                                                     $  13,506            $  30,207
    (Decrease) in borrowed funds                                             $ (20,700)           $ (14,200)
    Increase (decrease) in repurchase agreements                             $  (2,349)           $   4,971
    Cash dividends paid                                                      $    (553)           $    (460)
                                                                             ---------            ---------
          Net cash provided by (used in) financing activities                $ (10,096)           $  20,518
                                                                             ---------            ---------

          (Decrease) in cash and due from banks                              $  (7,026)           $  (5,511)

Cash and Cash Equivalents
    Beginning of period                                                      $  44,664            $  31,413
                                                                             ---------            ---------
    End of period                                                            $  37,638            $  25,902
                                                                             =========            =========
-----------------------------------------------------------------------------------------------------------

                                 SIERRA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Sierra Bancorp
--------------

On November 16, 2000, Sierra Bancorp was incorporated as a bank holding company, for the purpose of acquiring Bank of the Sierra (the "Bank") in a one bank holding company reorganization. The new corporate structure will permit Sierra Bancorp and the Bank greater flexibility in terms of operation, expansion and diversification. Shortly after the incorporation, Sierra Bancorp filed a registration statement with the Securities and Exchange Commission in order to register its common stock which will be issued pursuant to the terms of a Plan of Reorganization and Agreement of Merger dated December 14, 2000. The Plan of Reorganization and Agreement of Merger provides for the exchange of shares of the Bank for shares of Sierra Bancorp on a share-for-share basis (the "Reorganization"). The registration statement was declared effective on April 27, 2001. The Reorganization was approved by the Bank's shareholders on May 23, 2001, and all required regulatory approvals or non-disapprovals with respect to the Reorganization have been obtained. It is anticipated that the Reorganization will be consummated in July 2001. Sierra Bancorp has not engaged in any business since its incorporation. After the Reorganization, the Bank will continue its operations as presently conducted under its management, but the Bank will be a wholly-owned subsidiary of Sierra Bancorp. Sierra Bancorp, the Bank, and the subsidiary of the Bank, are collectively referred to herein as the "Company". The financial statements for Sierra Bancorp presented herein are presented pro forma, on a consolidated basis, assuming the Reorganization had been consummated as of the dates of the respective financial statements.

Nature of Banking Activities
----------------------------

The Bank is a California State chartered bank that was incorporated on September 14, 1977, and opened for business on January 19, 1978. The Bank operates sixteen branches - nine branch offices in six Tulare County communities, five branch offices in three Kern County communities and one full service branch each in Fresno and Kings Counties. Its deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC). In addition to the branch deposit offices, the Bank has eight credit centers for agricultural lending, credit card loans, construction and real estate lending in Fresno, Kern, Kings and Tulare Counties; and offers a full range of banking services to individuals and various sized businesses in the communities which it serves. In addition, the Bank has one subsidiary, Sierra Phoenix Inc., established in December 1996, to hold an investment in Phoenix International Ltd., Inc., a bank service corporation. All activities of Sierra Phoenix, Inc. have been included in the consolidated financial statements of the Company.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for the full year. Certain amounts reported for 2000 have been reclassified to be consistent with the reporting for 2001.

Current Accounting Developments
-------------------------------

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities". This Statement replaces FASB Statement No. 125. It revises the standards for securitizations and other transfers of financial assets and collateral after March 2001 and requires certain additional disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. Management does not believe there will be a material effect on the Company's consolidated financial statements upon the adoption of Statement No. 140.

Earnings Per Share
------------------

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issueable on the exercise of outstanding options. For the three-month periods ending March 31, 2001 and 2000, the effect of the exercise of stock options is anti-dilutive.

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

During the three months ended March 31, 2001 and 2000, cash paid for interest expense on interest bearing liabilities was $5.1 million and $3.7 million respectively, while cash paid for income taxes during the three months ended March 31, 2001 and 2000 was $93,000 and $656,000 respectively.

There was $703,000 in other real estate acquired in the settlement of loans, for the quarter ended March 31, 2001 and none acquired for the quarter ended March 31, 2000, respectively. There were two loans totaling $275,000 made to finance the sale of other real estate, for the quarter ended March 31, 2001. For the quarter ended March 31, 2000, there were no loans made to finance the sale of other real estate.

Acquisition of Sierra National Bank
-----------------------------------

The results of operations for the first quarter ended March 31, 2001 are influenced by the acquisition of Sierra National Bank (SNB), which occurred on May 19, 2000. At the time of acquisition, SNB operated four branches in Kern County, and had total assets of approximately $87.8 million, with due from time of $2.0 million and investments of $15.1 million, gross loans of $54.3 million and deposit liabilities of $81.7 million. This acquisition substantially affected the balance sheet and statement of operations for the Company. The full result of such purchase will be assimilated into the Company as investments mature and are replaced, loans are renewed or collected, and delinquent loans are restructured and placed into an earning status or charged off. In addition, the deposit liability structure of the Company, including maturities and interest rates paid, will be transformed as former SNB customers are absorbed into the deposit portfolio of the Company.

This acquisition of SNB has been accounted for using the purchase method of accounting. Accordingly, operating results of SNB are included in the consolidated statements of income from the date of acquisition. The Company paid $9,563,000 for SNB and acquired $4,759,000 of cash for a net cash purchase price of $4,804,000. The allocation of the purchase price is based on management's estimates of the fair value of assets acquired and liabilities assumed using published market values, contractual cash flows of loans and deposits using current market rates, appraisals and other estimations. As of March 31, 2001 the allocation of the purchase price is preliminary as not all estimations have been finalized.

The result of operations for the Company with inclusion of SNB after May 19, 2000 are presented throughout this Form 10-Q. The changes in the balance sheet and statement of operations for the Company as a result of the acquisition of SNB, cannot be easily separated and identified within the discussion of each area within the body of management's discussion. However, each discussion will note the overall affect of such acquisition, and review the primary differences between the like period of one year earlier and the results for the current period, identifying pertinent SNB data.

Supplemental Pro Forma Information
----------------------------------

The following table includes unaudited pro-forma consolidated results of operations to reflect the business combination as if it had occurred at the beginning of the period under discussion, namely at January 1, 2000. It is expected that these tables will allow the reader to become more familiar with the purchase transaction through the provision of additional pertinent data.

========================================================================================================================
                                              SIERRA BANCORP and SIERRA NATIONAL BANK

                                              PRO FORMA COMBINED STATEMENTS OF INCOME

                                                 (dollars in thousands, unaudited)
========================================================================================================================
                                                                          For the Three Months   For the Three Months
                                                                             Ended March 31,        Ended March 31,
INTEREST INCOME:                                                                  2001                   2000
                                                                               ----------             ---------
          Total interest income                                                $   12,110             $  11,297
INTEREST EXPENSE:
Interest on deposits                                                           $    4,894             $   3,823
Interest on borrowed funds                                                     $      179             $     345
                                                                               ----------             ---------
         Net Interest Income                                                   $    7,037             $   7,129
Provision for loan losses                                                      $      400             $     690
                                                                               ----------             ---------
         Net Interest Income after Provision for Loan Losses                   $    6,637             $   6,439

OTHER OPERATING INCOME:
          Total other operating income                                         $    2,123             $   1,540
OTHER OPERATING EXPENSES:
         Total other operating expenses                                        $    7,025             $   6,020
INCOME BEFORE PROVISION FOR INCOME TAXES                                       $    1,735             $   1,959
Provision for income taxes                                                     $      625             $     656
                                                                               ----------             ---------
NET INCOME                                                                     $    1,110             $   1,303
                                                                               ==========             =========

Proforma earnings per share, basic and diluted                                 $     0.12             $    0.14
------------------------------------------------------------------------------------------------------------------------

===============================================================================
NOTE 2: Securities

(dollars in thousands, unaudited)                        March 31,
                                                           2001
                                                  ---------------------
                                                            Fair Market

Available for sale                                  Cost         Value
                                                    ----         -----
     US Treasury securities                       $  10,023    $  10,082
     US Gov't agencies & corps                    $  34,875    $  35,764
     Mortgage-backed securities                   $   7,091    $   7,272
     Corporate bonds                              $   7,517    $   7,684
     State & political subdivisions               $  40,939    $  42,589
     FHLB & other equity securities               $       6    $      12
     Investment in Phoenix Int'l, Inc.            $     249    $     249
                                                  ----------------------
Total Investment Securities                       $ 100,700    $ 103,652
                                                  ======================

===============================================================================




===============================================================================
NOTE 3: Loans
(dollars in thousands, unaudited)                           March 31,
                                                              2001
                                                        ---------------
Agricultural                                               $    16,378
Commercial and industrial                                  $    59,696
Small Business Association loans                           $     9,942
Real Estate:
     Secured by commercial/professional office
     Properties incl constr  & development                 $   166,907
     Secured by residential properties                     $    95,568
     Secured by farmland                                   $    17,974
     Held for sale                                         $     4,524
                                                        ---------------
          Total Real Estate                                $   284,973
Consumer loans                                             $    35,739
Credit cards                                               $    11,758
                                                        ---------------
          Total Loans                                      $   418,486
                                                        ===============

-------------------------------------------------------------------------------

============================================================================
NOTE 3: Allowance for Loan Losses
(dollars in thousands, unaudited)                         March 31,
                                                            2001
                                                   -------------------
Allowance at beginning of year                        $         5,362
Provision charged to income                           $           400
Loans charged off                                     $           192
Recoveries on loans previously charged off            $            46
                                                   -------------------
Allowance at end of period                            $         5,616
                                                   ===================

----------------------------------------------------------------------------

                                    Item 2


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW OF THE RESULTS OF OPERATION AND FINANCIAL CONDITION


                           SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY
-----------------------------

Net income in the first quarter of 2001 was $1.1 million, as compared to $1.2 million in the first quarter of 2000. Per share earnings for the first quarter of 2001 were $0.12 per share, slightly changed from the $0.13 per share reported for the first quarter of 2000. The annualized return on average equity was 10.9% and the Company's annualized return on average assets was 0.76% for the quarter ended March 30, 2001 as compared to 12.7% and 1.0% respectively, for the first quarter of 2000.

First quarter earnings results were slightly behind one year ago, and reflected higher average investment and loan balances at lower average earning rates, which were compounded by higher average balances in interest bearing liabilities at higher average paid rates. This was partially offset by a lower loan loss provision and a higher level of net non-interest income.

Average investments grew by about $16 million or about 16% between the period ended March 31, 2001 and March 31, 2000 and was accompanied by a 66 bps, or approximately 13% higher earnings rate on the average investment portfolio.

Average loans grew by approximately $95 million or about 29% to $421 million at March 31, 2001 from $326 million at March 31, 2000 and loan income increased at a slightly lower rate of approximately 24% over the same period. As a result, the earning rate on loans outstanding declined slightly to 10.05% from 10.41% for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Slightly over half of the Company's loan growth was as a result of the acquisition of SNB during the interim period.

The overall earning asset rate was 9.16% for the quarter ended March 31, 2001 as compared to 9.19% for the same period of 2000, a very slight decrease of .03%.

Additionally, average interest bearing deposits grew by almost $98 million or about 32% to $407 million at March 31, 2001 from $309 million at March 31, 2000 while average borrowed funds decreased by about $11 million or approximately 40%, to approximately $16 million at March 31, 2001 from slightly over $26 million at March 31, 2000. About two-thirds of the Company's increase in interest bearing deposits was result of the acquisition of SNB during the interim period.

The annualized average cost of interest bearing deposits grew to 4.88% at the quarter ended March 31, 2001, as compared to 4.37% at March 31, 2000, an increase of 51 bps or about 12%. Concurrently, the annualized average cost of borrowed funds declined by about 13% to 4.59% at March 31, 2000 from 5.27% for the quarter ended March 31, 2000. As a result, the overall average cost of interest bearing liabilities rose 43 bps or about 10% to 4.87% for the quarter ended March 31, 2001 from 4.44% for the quarter ended March 31, 2000.

As a result of the above changes, the Company's annualized interest income to average earning assets rate declined slightly to 9.16% for the quarter ended March 31, 2001 as compared to 9.19% for the quarter ended March 31, 2000. Annualized interest expense as a percentage of average earning assets increased about 8% to 3.84% for the same period, over the 3.50 % noted for the first quarter of 2000. The Company's annualized net interest margin before the provision for loan losses declined by about 7% to 5.32% for the quarter ended March 31, 2001 as compared to 5.69% for the quarter ended March 31, 2000.

The Company's provision for loan losses was reduced substantially for the first quarter of 2001, to approximately .30% of average earning assets, as compared to
 .65% for the quarter ended March 31, 2000 a decrease of over 50%.

The Company's net interest income after the provision for loan losses was $6.6 million for the quarter ended March 31, 2001 as compared to $5.3 million for the same period ended in 2000. The increase of $1.3 million, or about 25%, is largely due to the substantially larger average earning asset base brought about by the acquisition of SNB during the second quarter of 2000. The average earning asset base of $536 million at March 31, 2001 is an increase of about 26% over the $425 million so reported at March 31, 2000. Of the increase, the acquisition of SNB represents $69.4 million or approximately 62%, with growth among the twelve pre-existing offices representing the difference.

FINANCIAL CONDITION SUMMARY
---------------------------

Overall growth in total assets, between March 31, 2001 and March 31, 2000, was approximately $118 million or about 25%, most of which is due to the acquisition of SNB on May 19, 2000.

At March 31, 2001 the Company's balance sheet reflected customer activity in sixteen branch offices, as compared to March 31, 2000 when the Company operated twelve branch offices. During the intervening period, the Company purchased four branch offices; one in California City, two in Tehachapi, and one in Bakersfield, all of which are in Kern County.

Average deposit volumes at March 31, 2001, were $531 million, as compared to $402 million at March 31, 2000 for growth of over $129 million, or about 32%. Average borrowed funds decreased by almost $11 million during the same period, or about 40%. This net change of approximately $118 million in average net funding sources between March 31, 2001 and the quarter ended March 31, 2000 was used as a basis to support average increases of $16 million in investments, $95 million in loans, and $12 million more in non-earning assets at March 31, 2001 than were in place at March 31, 2000.

Stockholder's equity at March 31, 2001 was $42.0 million as compared to $37.4 million at March 31, 2000. This change of $4.6 million represented growth of about 12%, substantially less than the rate of the

Company's average asset growth of 26% over the same period. While the Company grew approximately 26% at March 31, 2001 from the asset size reported at March 31, 2000, the growth of retained earnings and the change in accumulated other comprehensive income did not keep pace. At March 31, 2001, the Company was "adequately capitalized", as compared to "well capitalized" at March 31, 2000. Company's total capital to total risk weighted assets was 8.95% at March 31, 2001, as compared to 11.6% at March 31, 2000, and its Tier I capital to total risk weighted assets was 7.7% and 10.46% respectively. The Company's tangible equity ratio declined from 7.87% at March 31, 2000 to 5.92% at March 31, 2001, over the same period. A noticeable change in the Company's capital ratio, as computed under generally accepted accounting principals, is the percentage of capital represented by accumulated other comprehensive income. At March 31, 2001 this component represented about 4% of total equity capital while at March 31, 2000 this element represented only about 1% of total equity capital.

                              EARNINGS PERFORMANCE
                              NET INTEREST INCOME

As previously noted and reflected on the Consolidated Balance Sheets and the Consolidated Statements of Income, during the quarters ended March 31, 2001 and 2000 the Company generated net income of $1.1 and $1.2 million, respectively. The Company earns income from two primary sources, net interest income brought about by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking services to our customers.

The Company's net interest margin is the net interest income expressed as a percentage of earning assets. It is heavily reliant on the mix and volumes of earning assets as compared to the costs of various funding sources. The following Average Balances and Rates Table reflects the Company's average volumes of assets, liabilities, and stockholders equity; the amount of interest income or interest expense; net interest income; the average rate or yield for each category of interest bearing asset or liability; and the net interest margin for the periods noted.

Net interest income before the provision for loan losses for the first quarter of 2001 was $7.0 million, as compared to $6.0 million for the first quarter of 2000. This represents an increase of $1 million for the first quarter of 2001 as compared to the same period of 2000, or about 17%.

The change in the margin in the quarter ended March 31, 2001 as compared with the same quarter of 2000 was primarily attributable to a decreasing interest rate environment, coupled with a decrease in the differential between rates earned on investments and loans, and the rates paid on deposits and other interest bearing liabilities.

As one can see from the Average Balances and Rates table, annualized earnings rates on the Company's investment portfolio increased moderately to 5.87% during the quarter ended March 31, 2001 from 5.21% for the first quarter of 2000, on about a 16% higher average volume. The increase in the rate earned on the Company's investment portfolio was 66 bps, or approximately 13%.

The annualized rate earned on the Company's loan portfolio during the quarter ended March 31, 2001 was 10.05%, while the Company earned 10.41% on average loans outstanding for the first quarter of 2000.

The decrease of interest earned was 36 basis points, or about 3% between the Company's first quarter of 2000 and 2001. This decrease was primarily due to a lower prime rate at March 31, 2001, coupled with a greater volume of real estate loans at March 31, 2001 as compared to March 31, 2000. During this period between March 31, 2000, and March 31, 2001, the Company's average loans outstanding increased by about $95 million, or approximately 29%.

The results of slightly higher yields on the investment portfolio and lower yields on the much larger loan portfolio decreased the Company's rate earned on average earning assets for the period ended March 31, 2001 as compared to March 31, 2000. At March 31, 2001, interest-income as a percentage of earning assets was 9.16%, as compared to a rate of 9.19% for the same period, 2000. This was a decrease of 3 basis points, a very slight change.

During the same period, the rates paid on average interest-bearing deposits increased to 4.88% for the quarter ended March 31, 2001 from 4.37% for the quarter ended March 31, 2000. This increase of 51 bps equaled an average increase in deposit costs of about 12%. Rates paid on deposit accounts increased across the broad range of deposit products and was not related to term, necessarily, but more having to do with short-term and long-term, and the inverted yield curve money market conditions. These money market conditions and deposit premium promotions for core money market accounts, led to higher rates throughout the Company's deposit markets. As a result of lower earnings rates and higher interest paid rates, the Company's annualized net interest margin before the allowance for loan losses declined to 5.32% at March 31, 2001, from 5.69% at March 31, 2000.

For the year ending December 31, 2001 the Company has budgeted slight increases in both deposit and loan volumes, and expects that branch growth and the growth inherent in the addition of the four branches of SNB, will generate volumes not previously reported. However, there can be no assurance that this, in fact, will occur.


--------------------------------------------------------------------------------------------------------------
Average Balances and Rates                              For the Quarter                 For the Quarter
(dollars in thousands, except per share data)      Ended March 31, 2001 (a) (4)    Ended March 31, 2000 (a) (4)
                                                   ---------------------------     ---------------------------
                                                    Average   Income/    Average     Average       Income/   Average
                      Assets                        Balance   Expense  Rate/Yield    Balance       Expense  Rate/Yield
Investments:
-----------
Federal Funds Sold                                 $   3,418  $      53   6.29%       $       -    $      -      0.00%
Taxable                                            $  66,527  $   1,062   6.47%       $  57,995    $    785      5.44%
Non-taxable/(1)/                                   $  42,496  $     518   4.94%       $  37,850    $    471      5.00%
Equity                                             $     375  $       -   0.00%       $   1,122    $      -      0.00%
                                                   --------------------               ---------------------
          Total Investments                        $ 112,816  $   1,633   5.87%       $  96,967    $  1,256      5.21%
                                                   --------------------               ---------------------

Loans:/(2)/
-----
Agricultural                                       $  13,977  $     228   6.62%       $  15,060    $    402     10.74%
Commercial                                         $  68,848  $   2,013  11.86%       $  49,947    $  1,504     12.11%
Real Estate                                        $ 286,379  $   6,776   9.60%       $ 222,194    $  5,402      9.78%
Consumer                                           $  35,167  $   1,023  11.80%       $  27,164    $    785     11.62%
Credit Cards                                       $  11,977  $     405  13.71%       $  11,039    $    338     12.31%
Other                                              $   5,006  $       -   0.00%       $     483    $      -      0.00%
                                                   --------------------               ---------------------
          Total Loans                              $ 421,354  $  10,445  10.05%       $ 325,887    $  8,431     10.41%
                                                   --------------------               ---------------------
Other Earning Assets                               $   2,009  $      32               $   1,847    $     20
Total Earning Assets                               $ 536,179  $  12,110   9.16%       $ 424,701    $  9,707      9.19%
                                                   --------------------               ---------------------
Non-Earning Assets                                 $  57,117                          $  45,426
                                                   ---------                          ----------
          Total Assets                             $ 593,296                          $ 470,127
                                                   =========                          ==========

Liabilities and Stockholders' Equity
Interest Bearing Deposits:
-------------------------
NOW                                                $  44,673  $     104   0.94%       $  36,424    $     86      0.95%
Savings Accounts                                   $  31,187  $     180   2.34%       $  20,352    $    132      2.61%
Money Market,                                      $  56,245  $     632   4.56%       $  46,047    $    336      2.93%
TDOA's, IRA & KEOGH's                              $  19,275  $     244   5.13%       $  14,331    $    167      4.69%
Certificates of Deposit less than $100,000         $ 129,715  $   1,872   5.85%       $ 111,001    $  1,519      5.50%
Certificates of Deposit grater than $100,000       $ 125,853  $   1,862   6.00%       $  80,864    $  1,116      5.55%
                                                   --------------------               ---------------------
          Total Interest Bearing Deposits          $ 406,948  $   4,894   4.88%       $ 309,019    $  3,356      4.37%
Borrowed Funds:
--------------
Federal Funds Purchased                            $       4  $       -   0.00%       $   1,181    $     23      7.83%
Repurchase Agreements                              $  12,532  $     125   4.05%       $  11,805    $    127      4.33%
Other Borrowings                                   $   3,280  $      54   6.68%       $  13,358    $    195      5.87%
                                                   --------------------               ---------------------
          Total Borrowed Funds                     $  15,816  $     179   4.59%       $  26,344    $    345      5.27%
                                                   --------------------               ---------------------
          Total Interest Bearing Liabilities       $ 422,764  $   5,073   4.87%       $ 335,363    $  3,701      4.44%
                                                   ---------                          ---------
Demand Deposits                                    $ 123,730                          $  92,738
                                                   ---------                          ---------
Other Liabilities                                  $   5,454                          $   5,104
                                                   ---------                          ---------
Stockholders' Equity                               $  41,348                          $  36,922
     Total Liabilities and Stockholders' Equity    $ 593,296                          $ 470,127
                                                   =========                          =========


Interest Income/Earning Assets                                            9.16%                                  9.19%
Interest Expense/Earning Assets                                           3.84%                                  3.50%
                                                                        ------                                 ------
     Net Interest Margin/(3)/                                 $   7,037   5.32%                    $  6,006      5.69%
Provision for loan losses charged to
     operations/earning assets                                $     400   0.30%                    $    690      0.65%
                                                            ------------------                    -------------------
Net interest margin after provision for  loan losses          $   6,637   5.02%                    $  5,316      5.03%
                                                                        ======                                 ======

     Net Interest Income                                      $   6,637                            $  5,316
                                                              =========                            ========

(a) Average balances are obtained from the best available daily or monthly data
(1) Yields on tax exempt income have not been computed on a tax equivalent basis
(2) Loan fees have been included in the calculation of interest income. Loan fees were approximately $542 thousand and $529 thousand for the quarters ended March 31, 2001 and 2000. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(3) Represents net interest income as a percentage of average interest-earning assets.
(4) Annualized
-------------------------------------------------------------------------------

                          NON-INTEREST INCOME/EXPENSE

The Company's results reflected a higher level of non-interest income between the quarter ended March 31, 2001 and that ended March 31, 2000. The increase was evidenced across all categories of non-interest income, and the annualized ratio of non-interest income to average earning assets increased to 1.60% for the quarter ended March 31, 2001 from 1.25% at March 31, 2000. Contributing factors were higher volumes of service charge income, increased credit card fees, additional debit card income, and the sale of a portion of the Company's' loan servicing portfolio.

Overall, non-interest expenses have increased during the first quarter of 2001 as compared to the first quarter of 2000, brought about by the growth of four primary areas. The first area is the increase in the Company's number of operating units and the concurrent increase in personnel costs. Second is the change in occupancy expense as the result of opening additional offices, third is the additional costs of professional services, and fourth, higher item processing costs brought about by increasing numbers of consumer accounts with higher transaction volumes.

In May 2000, the Company acquired the four previous SNB branch offices in California City, Tehachapi, and Bakersfield. The number of staff members increased as did their related costs when one compares the three-month period ended March 31, 2001 to that ended March 31, 2000. The Company's full time equivalent staff stood at 324.4 at March 31, 2001 while at the quarter ended March 31, 2000 the Company's personnel level was 257.5, an increase of 67 full time equivalents. Personnel costs approximated 49% of total non-interest expense during the first quarter of 2001 and 53% for the same period in 2000.
Generally, this reflects the Company's traditional approach to staffing levels adequate to serve the community needs of those areas it serves. During the first quarter of 2001, annualized personnel costs approximated 2.59% of average earning assets, while for the period ended March 31, 2000 this cost area comprised 2.41% of average earning assets.

During the quarter ended March 31, 2001 annualized occupancy expenses increased to .81% of average earning assets and comprised about 15.4% of total non-interest expenses as compared to .65% and 14.4% respectively, for 2000.

As a result of increasing the number of operating units over the past year with the acquisition of SNB, and adding to the complexity of various support functions, concurrent with completing certain internal studies, the Company's professional services expenses rose substantially. During the period ended March 31, 2001 such costs totaled $382,000 and annualized, represented about 2.8% of average earning assets and 5.4% of non-interest expenses, while for the same period of 2000, these costs totaled $210,000 and were about 2.0% and 4.4%, respectively.

Deposit service costs during the first quarter ended March 31, 2001 totaled $383,000 and increased to about .29% of average earning assets, and 5.5% of total non-interest expense, from total costs of $197,000 and .18% and 4.1%, respectively for the first quarter of 2000. The increase primarily reflects the greater number of deposit customers, coupled with increased armored car services to support certain cash-utilizing customers.

For the year 2001, management does not anticipate additional branch or credit center expansion that would bring about substantial changes in costs in any non-interest expense area. Neither does management believe that there will be substantial changes in the areas which comprise the source of the Company's non-interest income.

                            BALANCE SHEET ANALYSIS
                                EARNING ASSETS


INVESTMENT SECURITIES
---------------------

The major components of the earning asset base for the Company are the investment securities portfolio and the loan portfolio. The structure and detail of these two portfolios are very significant to any analysis of the financial condition of the Company, and the loan portfolio analysis will be detailed in a later section of this discussion.

On implementation of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993, the Company classified its investments into two portfolios, those "held-to-maturity" (HTM) and those "available-for-sale" (AFS). In addition, while a "trading portfolio" is enabled by SFAS 115, the Company has no investments which are so classified. The held-to-maturity portfolio has previously consisted only of investments that the Company had both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer's credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by SFAS 115.

On October 1, 2000, the Company adopted financial Accounting Standards Board Statement 133, "Accounting for Derivative instruments and hedging Activities" (SFAS 133). Upon adoption of this statement, the Company reclassified substantially all of its investments from the HTM to the AFS portfolio. As a result of such reclassification, the Company's unrecorded potential increase in market value net of tax effect was recorded on the balance sheet as an increase in other accumulated comprehensive income.

The investment portfolio serves several purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it can provide partially tax exempt income.

Total investments averaged about $113 million for the quarter ended March 31, 2001, about a 16% increase from the $97 million reported at March 31, 2000. Securities which were pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $42 million and $54 million at March 31, 2001 and March 31, 2000, respectively. This change was due to a lower volume of securities collateralizing local agency deposits and FHLB borrowings during 2001.

The most notable differences in the portfolio were as a result of three primary changes since the prior reporting period. This first is the reclassification of investments from HTM to AFS, the second is the greater percentage of corporate bonds, and the third is the addition of mortgage-backed securities to the investment portfolio. These three changes are evidence of more active management of the Company's investment portfolio, which now totals in excess of $100 million.


================================================================================
Investment Portfolio
(dollars in thousands, unaudited)

                                               March 31,                     March 31,
                                                 2001                          2000
                                        -----------------------      --------------------------
                                                   Fair Market                    Fair Market
Held to maturity                          Cost        Value             Cost         Value
                                          ----        -----             ----         -----
  US Treasury securities                $       -   $        -       $   7,571    $     7,470
  US Gov't agencies                     $       -   $        -       $  29,849    $    29,237
  State & political subdivisions        $       -   $        -       $  39,208    $    38,490
                                        -----------------------      -------------------------
                                        $       -   $        -       $  76,628    $    75,197
Available for Sale
  US Treasury securities                $  10,023   $   10,082       $  16,030    $    15,973
  US Gov't agencies                     $  34,875   $   35,764       $     988    $       971
  Mortgage-backed securities            $   7,091   $    7,272       $     185    $       192
  Corporate bonds                       $   7,517   $    7,684       $   4,974    $     4,884
  State & political subdivisions        $  40,939   $   42,589       $       -    $         -
  Other equity securities               $       6   $       12       $   1,437    $     1,437
  Investment in Phoenix Int'l, Inc.     $     249   $      249       $     249    $     1,046
                                        -----------------------      -------------------------
                                        $  100,700  $  103,652       $  23,863    $    24,503
                                        -----------------------      -------------------------
Total Investment Securities             $  100,700  $  103,652       $ 100,491    $    99,700
                                        =======================      =========================

--------------------------------------------------------------------------------



The Investment Portfolio table reflects the book and market values of the Company's investment securities as of March 31, 2001, and March 31, 2000. The Maturity and Yield of Available for Sale and Held to Maturity Investments table summarizes data for each of the available-for-sale and held-to-maturity categories. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties. There are no obligations originated by individual issuers which are held by the Company which are in excess of 10% of the stockholders equity of the Company, except as noted below.

========================================================================================================================
Maturity and Yield of Available for Sale Investment Portfolio
(dollars in thousands, unaudited)                                            March 31, 2001
                               Within One           After One But         After Five Years But       After Ten
                                  Year            Within Five Years        Within Ten Years            Years
                               ----------         -----------------       --------------------      -----------
                                 Amount    Yield       Amount       Yield       Amount        Yield   Amount     Yield
                               -----------------------------------------------------------------------------------------

US Treasury securities           $  9,061  5.76%       $  1,021     5.63%       $      -               $      -
US Gov't agencies                $  9,793  5.72%       $ 25,971     6.77%       $      -               $      -
Mortgage-backed securities       $     42  6.61%       $  3,848     8.37%       $    978      6.73%    $  2,404  7.11%
State & political subdivisions   $  2,583  8.73%       $ 12,206     7.92%       $ 13,846      7.23%    $ 13,954  7.60%
Corporate bonds                  $    504  7.06%       $  7,180     6.75%       $      -               $      -
Other equity securities          $      -              $      -                 $      -               $    261  0.00%
                                 --------              --------                 --------               --------
 Total Investment Securities     $ 21,983              $ 50,226                 $ 14,824               $ 16,619
                                 ========              ========                 ========               ========
                                         Total
                                   -------------------
                                   Amount       Yield
                                   -------------------
US Treasury securities             $  10,082     5.75%
US Gov't agencies                  $  35,764     6.48%
Mortgage-backed securities         $   7,272     7.72%
State & political subdivisions     $  42,589     7.64%
Corporate bonds                    $   7,684     6.77%
Other equity securities            $     261     0.00%
                                   ----------
 Total Investment Securities       $ 103,652     6.98%
                                   ==========
------------------------------------------------------------------------------------------------------------------------

The Company's investment portfolio is primarily composed of four subsets: (1) "Fed Funds Sold", which are temporary overnight sales of excess funds to correspondent banks, and are not detailed as an element within the Company's longer term investment portfolio, (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which provide limited tax free income and pledging potential; and (4) other equity investments. The relative distribution of these groups within the overall portfolio has varied somewhat over the periods noted, as regards the extent of treasury and agency investments held. The equity portfolio is primarily comprised of ownership of stock in the Federal Home Loan Bank, as well as an investment in Phoenix International Limited, Inc. which is the vendor from whom the Company's integrated data processing system was purchased during 1994. At this time, this investment has a cost basis of approximately $249,000 and is held in the Company's wholly owned subsidiary, Sierra Phoenix, Inc. The Company has been notified that pay out of this investment should occur between April and October of this year, based on the company's purchase by another software vendor during 2000.


LOAN PORTFOLIO
--------------

A comparative schedule of the distribution of the Company's loans at March 31, 2001and 2000 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.

=========================================================================================================
Loan Distribution
(dollars in thousands, unaudited)                                      March 31              March 31
                                                                         2001                  2000
                                                                 ------------------     ----------------
Agricultural                                                          $     16,378         $     16,255
Commercial and industrial                                             $     59,696         $     41,953
Small Business Association loans                                      $      9,942         $      9,358
Real Estate:
     Secured by commercial/professional office
       Properties including construction and development              $    166,907         $    131,086
     Secured by residential properties                                $     95,568         $     78,834
     Secured by farmland                                              $     17,974         $     17,467
     Held for sale                                                    $      4,524         $      2,444
                                                                 ------------------     ----------------
          Total Real Estate                                           $    284,973         $    229,831
Consumer loans                                                        $     35,739         $     28,135
Credit cards                                                          $     11,758         $     10,553
                                                                 ------------------     ----------------
          Total Loans                                                 $    418,486         $    336,085
                                                                 ==================     ================
Percentage of Total Loans
-------------------------
Agricultural                                                                  3.91%                4.84%
Commercial and industrial                                                    14.26%               12.48%
Small Business Association loans                                              2.38%                2.78%
Real Estate:
     Secured by commercial/professional office
       Properties including construction and development                     39.88%               39.00%
     Secured by residential properties                                       22.84%               23.46%
     Secured by farmland                                                      4.30%                5.20%
     Held for sale                                                            1.08%                0.73%
                                                                 ------------------     ----------------
          Total Real Estate                                                  68.10%               68.38%
Consumer loans                                                                8.54%                8.37%
Credit cards                                                                  2.81%                3.14%
                                                                 ------------------     ----------------
          Total                                                             100.00%              100.00%
                                                                 ==================     ================

--------------------------------------------------------------------------------------------------------

The balances for most loan categories at the quarter ended March 31, 2001 have grown substantially from those amounts noted at March 31, 2000, with average gross loans having grown by about $ 95 million or approximately 29% over the prior period noted. While the acquisition of SNB increased loan volumes approximately $54 million primarily centered in loans secured by residential property, the Company has increased outstandings among each category of loans since March 31, 2000.

The most significant change between the first quarter ended March 31, 2001 and the previous period ended March 31, 2000 has been the continued growth of the Company's real estate secured loans.

Although this volume increased by over $55 million during the intervening period since March 31, 2000 to $285 million, such loans continue to comprise about 68% of total loans outstanding.

Another noticeable change in the Company's loan portfolio distribution has been the moderation of credit card volume over the past few years. The Company has found the marketing of credit cards to be highly competitive, with card issuing companies offering "teaser" rates and co-branding issuers appealing to various affiliation groups. As a result, the Company has not been successful in substantially growing this product group. As a result, credit card loans have remained a relatively constant 3% of outstanding gross loans over both periods.

Another portion of the Company's lending business which is not readily determinable from the loan volumes presented, are the residential loans internally generated by the real estate mortgage loan department and then sold in the secondary market to government sponsored agencies or other long term lenders. The Company has been among the largest real estate mortgage lenders in Tulare County over each of the last twelve years. Further, the Company originates and sells agricultural mortgage loans to certain other investors. Total agricultural and long-term real estate loans serviced for others were $193 million at the end of March 31, 2001 as compared to $170 million at March 31, 2000.

The following Loan Maturity Table reflects the maturity structure of the Company's loan portfolio as of the date indicated.

====================================================================================================================================
Loan Maturity                                                    Three
(dollars in thousands, unaudited)                                months         After One Year
                   March 31, 2001          Three Months        thru twelve        But Within         After Five
                                             or Less             months           Five Years            Years             TOTAL
                                         -------------------------------------------------------------------------   --------------
Agricultural                              $        2,816     $        5,512     $        7,393     $          657     $     16,378
Commercial and Industrial                 $       13,337     $       16,404     $       27,013     $       12,884     $     69,638
Real Estate                               $       20,503     $       28,460     $       61,095     $      174,915     $    284,973
Consumer Loans                            $          669     $       18,017     $       14,286     $        2,767     $     35,739
Credit Cards                              $          279     $        2,374     $        9,105     $            -     $     11,758
                                         ----------------   ----------------   ----------------   ----------------   --------------
                        TOTAL             $       37,604     $       70,767     $      118,892     $      191,223     $    418,486
                                         ================   ================   ================   ================   ==============

Note -- Non accrual loans are intermixed within each group. Of the $310 million in loans maturing after one year, $208 million or 67% represents fixed rate loans. The remaining portion represents variable or floating rate loans.

--------------------------------------------------------------------------------

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Commitments to extend credit totaled $134 million at March 31, 2001 as compared to $138 million at March 31, 2000. These commitments represented approximately 33% and 41% of outstanding gross loans at each of the periods noted, respectively. The Company's stand-by letters of credit for each of the periods reported were $6.7 million and $6.9 million, respectively. These totals represented 5.0% and 5.1% respectively, of total commitments outstanding at each of the reported periods.

NONACCRUAL AND RESTRUCTURED
---------------------------
LOANS AND OTHER ASSETS
----------------------

The Non-performing Assets Table presents comparative data for non-accrual and restructured loans and other assets. Management's classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the collectivity of principal or interest on the loan. At that point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.


====================================================================================================
Non-performing Assets
(dollars in thousands, unaudited)                                   March 31            March 31
NON-ACCRUAL LOANS:                                                    2001                2000
                                                                ----------------     ---------------
Agricultural                                                      $       3,470       $           -
Commercial and industrial                                         $          52       $          17
Real Estate
  Secured by commercial/professional office
   Properties including construction and development              $         309       $           -
  Secured by residential properties                               $           -       $         174
  Secured by farmland                                             $       1,141       $           -
  Held for sale                                                   $           -       $           -
Consumer loans                                                    $         125       $           6
Credit cards                                                      $          99       $         135
                                                                ----------------     ---------------
                              TOTAL                               $       5,196       $         332
                                                                ================     ===============
LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural                                                      $          48       $         607
Commercial and Industrial                                         $         267       $          99
Real Estate
  Secured by commercial/professional office
   Properties including construction and development              $         334       $         102
  Secured by residential properties                               $         359       $         295
  Secured by farmland                                             $         691       $       1,063
  Held for sale                                                   $           -       $           -
Consumer loans                                                    $          65       $          45
Credit cards                                                      $          38       $          23
                                                                ----------------     ---------------
                              TOTAL                               $       1,802       $       2,234
                                                                ================     ===============
Restructured loans                                                          N/A                 N/A
Other real estate owned                                           $       1,840       $       1,197
Total nonperforming assets                                        $       8,838       $       3,763
Nonperforming loans as percentage of total gross loans                     1.67%               0.76%
Nonperforming assets as a percentage of total gross loans
 and other real estate owned                                               2.11%               1.12%

----------------------------------------------------------------------------------------------------

Non-performing assets increased to about $8.8 million at March 31, 2001 from $3.8 million at end of the first quarter of 2000, an increase of about 132%. Loans past due 90 days and still accruing decreased slightly, while non-accrual loans increased to $5.2 million at March 31, 2001 from $332,000 at March 31, 2000. The increase is attributable to one large agriculturally related credit, where crops and facilities were destroyed in a fire; the amount of the loan loss reserve associated with this account is $1.2 million. This credit is likely to be a long-term workout through the courts, and as a result is anticipated to be on non-accrual for an extended period of time. OREO or other real estate owned, also increased over the period noted, representing $1.8 million or about 21% of total non-performing assets at March 31, 2001 as compared to $1.2 million or 32% at March 31, 2000.

Although the Company's overall credit quality has declined over the last year it is primarily related to one borrower. The Company anticipates normal influxes of non-accrual loans as it increases its lending activities. The Company also expects some level of other real estate owned to occur, as collection activities are undertaken to resolve problem and non-accrual credits. The performance of any individual loan can be impacted by factors beyond the Company's control, such as the interest rate environment or factors particular to a borrower, such as their suppliers or personal circumstances. At March 31, 2001, there is one line with a related reserve of $1.2 million, where repayment may be uncertain, based on the ability of the borrower to comply with contracted repayment terms.

ALLOWANCE FOR LOAN LOSSES
-------------------------

Credit risk is inherent in the business of extending credit to individuals, partnerships, and corporations, and the Company sets aside an allowance or reserve for loan losses through charges to earnings. The charges are reflected in the income statement as the provision for loan losses. The specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company formally assesses the adequacy of the allowance on a quarterly basis. An important step in this assessment and managing credit risk is to periodically grade all of the larger loans and other loans where there may be a question of repayment. A portion of the allowance for loan losses is then allocated to the delinquent or otherwise questionable loans in an amount sufficient to cover the Company's estimate of the loss potential that might exist in each of these identified credits. A portion of the allowance is also allocated to the remainder of the loans based on their portfolio category and the extent of collateralization inherent. The Company's determination of the level of the allowance and corresponding provision for loan losses rests on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing internal examination process and that of its regulators. The Company considers the allowance for loan losses of $5.6 million at March 31, 2001, adequate to cover losses inherent in loans, commitments to extend credit, and standby letters of credit.

An analysis of the changes in the allowance for loan losses, including charge-off and recoveries by category, is presented in the Allowance for Possible Loan Losses Table.

Allowance for Possible Loan Losses
(dollars in thousands, unaudited)                        For the Quarter              For the Quarter
                                                          Ended March 31               Ended March 31
Balances:                                                      2001                         2000
                                                         ---------------             ----------------
Average gross loans outstanding during period            $       421,354             $        325,887
                                                         ---------------             ----------------
Gross loans outstanding at end of period                 $       418,486             $        336,085
                                                         ---------------             ----------------

Allowance for Possible Loan Losses:
Balance at beginning of period                           $         5,362             $          3,319
Provision charged to expense                             $           400             $            690
Loan charge-offs
  Agricultural                                           $             -             $             50
  Commercial & industrial loans(1)                       $             1             $             51
  Real estate loans                                      $             -             $              -
  Consumer loans                                         $            12             $             61
  Credit card loans                                      $           179             $            216
                                                         ---------------             ----------------
   Total                                                 $           192             $            378
Recoveries
  Agricultural                                           $             1             $             12
  Commercial & industrial loans(1)                       $            17             $              5
  Real estate loans                                      $             -             $              -
  Consumer loans                                         $            13             $              3
  Credit card loans                                      $            15             $             10
                                                         ---------------             ----------------
   Total                                                 $            46             $             30
Net loan (charge offs)                                   $          (146)            $           (348)
                                                         ---------------             ----------------
Balance                                                  $         5,616             $          3,661
                                                         ===============             ================

RATIOS
------
Net Charge-offs to Average Loans                                    0.03%                        0.11%
Net Charge-offs to Loans at End of Period                           0.03%                        0.10%
Allowance for Possible Loan Losses to
     Gross Loans at End of Period                                   1.34%                        1.09%
Allowance for Possible Loan Losses to
     Net Loans at End of Period                                     1.36%                        1.10%
Net Loan charge-offs to
     Allowance for possible loan losses                             2.60%                        9.51%
Net Loan Charge- offs to
     Provision charged to operating expense                        36.50%                       50.43%
=========================================================================================================

(1) Includes Small Business Administration Loans

As shown at March 31, 2001, the allowance for loan losses was $5.6 million or 1.34% of gross loans, as compared to $3.7 million or 1.09% at March 31, 2000. The provision for loan losses was $400,000 in the first quarter of 2001 as compared to $690,000 for the same period of 2000. In light of the regional economy, the Company's loan charge-off rate has been higher over the past three years. To address this issue, the Company has taken steps to reduce the volume of production loans underwritten, modify the size of the largest loans it would be willing to underwrite, and revise credit policies and procedures. Agricultural and commercial loan losses have been the largest element of loan losses over the past three years, as a result of inclement weather patterns, lower commodity prices due to imports, reduced numbers of processors, and lower land values.

                              NON-EARNING ASSETS

Non-earning assets are those assets that by their characteristics, do not generate interest income for the Company. Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, fixed assets and "other" assets. At March 31, 2001 and 2000 such assets totaled $70.5 million and $46.4 million respectively. For the three-month period ended March 31, 2001 and 2000, the average volumes of these non-earning assets approximated 9.6% and 9.7% of average total assets, respectively.

Cash on hand and balances due from correspondent banks's represent the major portion of the Company's non-earning assets. As of March 31, 2001 and 2000, these two items totaled $37.6 million and $25.9 million respectively and comprised about 53% and 56% of total non-earning assets. The Company's operating branches lie at the southern extremity of the Federal Reserve Bank of San Francisco's responsibility area for check clearing activities. As a result of this fact and the circumstance that about 35% of the Company's item processing activities are performed in the Los Angeles Branch Office's responsibility area, the Company's balances with correspondent banks have traditionally been greater than that of similar size institutions in more metropolitan areas.

Premises and equipment have increases commensurately with the acquisition of four additional branch offices since the prior reported period. These four previous SNB offices have current premises and equipment totals of $3.0 million, which represents all of the net increase of $2.8 million at March 31, 2001 as compared to March 31, 2000. Depreciation expense was $483,000 and $416,000 for the quarters ended March 31, 2001 and 2000, respectively.

Other assets are primarily interest accrued but not collected on loans and investments, prepaid assets, deferred tax items, and credit card settlement accounts. These items represent value granted, but not collected from customers or vendors with whom the Company does business. The substantial increase in other assets is due to two factors; 1) the $5.9 million intangible created at the purchase of SNB and 2) the value of Bank Owned Life Insurance (BOLI) purchased by SNB for their officers and directors in the amount of $2.2 million.

                          INTEREST BEARING LIABILITIES

DEPOSITS
--------

An important component in analyzing net interest margin is the composition and cost of the Company's deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are non-interest bearing demand, NOW accounts, savings accounts and money market deposit accounts. The average balances and rates table previously noted summarizes the distribution of average deposits and the average rates paid for the periods indicated.

Average deposits increased by about $129 million, or approximately 32% for the first quarter 2001 over the $402 million reported at the quarter ended March 31, 2000, approximately $81.7 million of which, or 63% was due to the acquisition of SNB and its deposit base. In addition, the Company has acquired a $30 million higher incidence of public funds and other solicited sources to support the lending volumes that have been assumed over the last year. Based on these deposit-gathering activities, certificates of deposit have grown more than any other deposit class, since they represent term funding sources. The external funding sources noted above have augmented the Company's traditional, community oriented deposit gathering activities in the less metropolitan central San Joaquin Valley. The Company may find such certificates to be more volatile than those generated within the branches, however, as the newly acquired and recently opened branches generate domestic deposit growth, this effect should be some what mitigated.

FED FUNDS PURCHASED & SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------------------

In addition to deposit accounts, at the end of the first quarter March 31, 2001, repurchase agreements totaled $11.2 million as compared to $13.6 million at March 31, 2000; these represent "sweep accounts", non-deposit investment accounts secured by pledged assets held segregated from the Company's own securities portfolio.

The customer base of the Company has requested more intensive cash management facilities than those previously available in the local market, and the Company's "sweep" product is meant to meet this need. The extent of utilization has decreased over the past year, and as reflected in the Average Balances and Rates table for the period ended March 31, 2001, "sweep" funds represented 2.8% of total interest bearing funds utilized, as compared to 4.4% for the quarter ended March 31, 2000.

OTHER BORROWED MONEY
--------------------

As noted in the Average Balances and Rates table, the Company also has had occasion to make use of "other borrowings". These funds represent temporary overnight advances from the Federal Home Loan Bank of San Francisco which are meant to support temporary reductions in liquidity due to seasonal deposit flows, high temporary loan demands, or other short-term needs.

Although the Company has added deposit volumes in new SNB branches and pre-existing branch offices, loan growth on occasion outpaces the growth of core deposits. This is not atypical for community banks, but it has meant that the Company, just as other financial intermediaries, must sometimes supplant traditional community deposits with borrowed funds from wholesale sources. The Federal Home Loan Bank of San Francisco has become such a funds source for the Company.

                       NON INTEREST BEARING LIABILITIES

DEPOSITS
--------

Non interest bearing deposit liabilities are an integral part of a financial institution's funds portfolio. Generally speaking, they provide a stable source of non-interest bearing funds which require cash, personnel, and data systems to support. Conversely, they provide fee income and investable funds.

Seasonal variations can be quite pronounced in demand deposit totals, and at March 31, of any year, demand deposits would normally be drawn down to make anticipated tax payments. Average demand deposits for the quarter ended March 31, 2001 were approximately $124 million, an increase of $31 million, or about 33% over the $ 93 million average reported for the March 31, 2000 quarter. For the quarter end March 31, 2001 and 2000, such deposits represented 23.3% and 23.1%, respectively, of total average deposits.

OTHER
-----

Other liabilities are primarily comprised of interest payable, expenses accrued but unpaid, and certain clearing amounts. Generally speaking, this other liability balance represents a very small percentage of overall liabilities, and is inconsequential to the discussion of Company funding sources.


                            OVERALL RISK MANAGEMENT

Borrowing funds from customers at different rates and terms, and correspondingly lending such funds to other customers at yet different rates and terms, subjects the Company to various risks. The Company uses an integrated approach in managing its balance sheet, which includes management of interest rate sensitivity, liquidity risk, asset quality risk and the Company's capital position.

INTEREST RATE RISK MANAGEMENT
-----------------------------

Several techniques are used by the Company to manage this interest rate risk. The Company continually analyzes assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to potential changes in market interest rates. Such activities fall within the broad definition of asset/liability management.

One technique used is measurement of the Company's asset/liability gap - the difference between cash flow amounts of interest sensitive assets and liabilities that will be repriced over a specified period, as illustrated in the Interest Rate Sensitivity Gap Table. The problems with gap analysis are: 1) it assumes that assets and liabilities will be re-priced only when they mature; and
2) it assumes the same amount of change will be felt in both asset and liability portfolios.

The following Interest Rate Sensitivity Gap Table sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of March 31, 2001; the interest rate sensitivity gap, (interest rate sensitive assets minus interest rate sensitive liabilities) the cumulative interest rate sensitivity gap and the cumulative gap as a percentage of total assets.

The interest rate gap reported in Interest Rate Sensitivity Gap Table for the first time frame, within three months, is $101 million, or almost 17%. This reports that the Company is liability sensitive, or likely to exhibit decreased earnings in a rising interest rate environment. Within one year, the Company is more liability sensitive, but over the subsequent periods, the Company becomes less liability sensitive.

The gap report indicates re-pricing capabilities, however, generally the Company changes its floating rate deposit costs as NOW's and savings on an infrequent basis which lags the asset re-pricing period thereby creating the potential for increasing net interest income in a declining rate environment.


====================================================================================================================================
Interest Rate Sensitivity Gap                                                      March 31, 2001
(dollars in thousands, unaudited)
                                                                    After Three       After One
                                                     Within         Months but        Year but
                                                     Three          Within One       Within Five      After Five
                                                     Months            Year             Years           Years           Total
                                                  ------------    --------------   ---------------  --------------    ----------
Interest Earning Assets:
     Interest Earning Deposits                     $       95       $      770        $       -        $       -       $     865
     Federal Funds Sold                            $    9,700       $        -        $       -        $       -       $   9,700
     Investment Securities                         $    4,025       $   18,476        $  50,496        $  30,655       $ 103,652
     Restricted stock, at cost                     $        -       $        -        $       -        $   1,828       $   1,828
     Loans                                         $  187,111       $   22,999        $  57,978        $ 150,398       $ 418,486
                                                   ----------       ----------        ---------        ---------       ---------
          TOTAL                                    $  200,931       $   42,245        $ 108,474        $ 182,881       $ 534,531
Interest Bearing Liabilities:
     Interest Bearing Demand Deposits              $   45,873       $        -        $       -        $       -       $  45,873
     Savings Deposits                              $   29,299       $        -        $       -        $       -       $  29,299
     MMDA's                                        $   76,343       $        -        $       -        $       -       $  76,343
     Time Deposits less than $100,000              $   63,931       $   72,697        $   7,847        $      59       $ 144,534
     Time Deposits of $100,000 or more             $   75,204       $   43,817        $   2,443        $       -       $ 121,464
     Borrowed Funds                                $   11,235       $        -        $       -        $       -       $  11,235
                                                   ----------       ----------        ---------        ---------       ---------
          TOTAL                                    $  301,885       $  116,514        $  10,290        $      59       $ 428,748
Interest Rate Sensitivity Gap                      $ (100,954)      $  (74,269)       $  98,184        $ 182,822       $ 105,783
                                                   ----------       ----------        ---------        ---------       ---------
Cumulative Interest Rate Sensitivity Gap           $ (100,954)      $ (175,223)       $ (77,039)       $ 105,783
                                                   ----------       ----------        ---------        ---------

Cumulative Gap as a % of Total Assets                  -16.86%          -29.27%          -12.87%           17.67%
                                                   ----------       ----------        ---------        ---------
------------------------------------------------------------------------------------------------------------------------------------

The Company uses simulation modeling to manage interest rate risk. The Company's simulation modeling system analyzes data from each of the Company's current asset and liability portfolios and then projects various scenarios over future periods. The estimated cash flows for each of three market interest rate scenarios (most likely, rising and falling) are separately calculated for each likelihood. The resulting three ranges of probable risk exposures then reflect current and expected interest rate risk based on current loan and deposit structures. One can also vary the mix of asset and liability portfolios and pricing strategies, and arrive at the most desirable interest income alternative. This is the method by which the Company governs its extent of interest rate risk.

LIQUIDITY RISK MANAGEMENT
-------------------------

Liquidity refers to the Company's ability to maintain a cash flow that is adequate to fund operations, meet obligations and other commitments in a timely and cost-effective fashion. The Company needs sources of funds to meet short-term cash requirement's which may be brought about by loan growth or deposit outflows, or other asset purchases or liability repayments. These funds are traditionally made available by drawing down correspondent Company deposit accounts reducing the volume of Fed funds sold, selling securities, selling other assets, or borrowing funds from other institutions. This funds availability is called liquidity. The Company generally has a portfolio of available for sale investments, which could be sold should the need arise for immediate cash. As of March 31, 2001, this portfolio comprised the entire investment portfolio, as compared to $23 million and about 23% of the investment
portfolio, at March 31, 2000.   In addition to on-balance-sheet liquidity, the
Company has available off-balance-sheet liquidity in the form of lines of credit available in the approximate amount of $72 million at March 31, 2001 and $30 million at March 31, 2000. The Company manages its liquidity in such a fashion as to always be able to meet any unexpected sudden change in levels of assets held or deposit liabilities assumed.

ASSET-QUALITY RISK MANAGEMENT
-----------------------------

Banks have generally suffered their most severe earnings declines as a result of customers inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies, which have brought about declines in overall property values. Credit risk is inherent to the business of extending loans to individuals, partnerships or corporations; such loan losses result from a borrower's inability or unwillingness to pay.
The Company sets aside an allowance or reserve for loan losses through charges to earnings, to cover such loan losses. In addition, certain investments which the Company may purchase have the potential of becoming less valuable as the conditions change in the obligor's financial capacity to repay, based on regional economies or industry downturns. As a result of these types of failures, an institution may suffer asset-quality risk, and may lose the ability to collect full repayment of an obligation to the Company. Since loans are the most significant assets of the Company, and generate the largest portion of revenues, the Company's management of asset quality risk is primarily focused on loan quality. The Company achieves a certain level of loan quality by establishing a sound credit plan which includes defining goals and objectives and devising and documenting credit policies and procedures. These policies and procedures identify certain markets, set goals for portfolio growth or contraction, and establish limits on industry and geographic concentrations. In addition, these policies establish the Company's underwriting standards and the methods of monitoring ongoing credit quality. Unfortunately, however, the Company's asset-quality risk may be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values and trends in particular industries or geographic markets. The Company's internal factors for controlling risk are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with our loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

CAPITAL MANAGEMENT
------------------

The Company uses a variety of measures to evaluate capital adequacy. Management reviews the various capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. By the current regulatory definitions, at March 31, 2001 the Company is adequately capitalized, under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Under the guidelines, the Company was defined as well capitalized as of March 31, 2000. The reason for the reduced level stems from the Company's acquisition of SNB during 2000 and the reduction in capital upon the subtraction of goodwill from the Company's regulatory reported capital accounts.

The following table presents the Company's capital ratios.

============================================================================================================================
Risk Based Ratios
(dollars in thousands, unaudited)                          March 31,          December 31,          Minimum Requirement
                                                              2001                2000           for Well Capitalized Bank
                                                        -----------------   ------------------   ---------------------------

Total Capital to Total Risk-weighted Assets                  8.95%                9.00%                    10.00%
Tier 1 Capital to Total Risk-weighted Assets                 7.71%                7.76%                     6.00%
Tangible Equity Ratio                                        5.92%                5.64%                     5.00%

--------------------------------------------------------------------------------


The Company expects sustained growth in capital resources over the next few years. It is not expected that this single source will be supplemented or complemented by additional common stock or debt equity in the immediate future.

At the current time, there are no commitments that would engender the use of material amounts of the Company's capital.

                                    Item 3

QUALITATIVE & QUANTITATIVE DISCLOSURES ABOUT MARKET RISK


MARKET RISK MANAGEMENT
----------------------

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in trading of financial instruments. The Company has risk management policies to monitor and limit exposure to market risk arising due to changes in interest rates, and performs an earnings simulation analysis and a market value of portfolio equity calculation to identify more dynamic interest rate risk exposure.

The Company's policy is to limit the change in the Company's net interest margin and economic value to plus or minus 5% based on a 200 basis point (bp) change in interest rates over a one year term. It is also the Company's policy to limit the change in the Company's net interest margin and economic value to plus or minus 10% based on interest rate shocks of 200 basis points. As of March 31, 2001, the Company had the following estimated net interest margin sensitivity profile.


     ----------------------------------------------------------------------------------------------------------
                                           Immediate Change In Rate
                                           ------------------------
                                                                       +200 bp            -200 bp
                                                                       -------            -------

               Net Interest Margin Change                           $769,000           ($912,000)
               --------------------------
     ----------------------------------------------------------------------------------------------------------

The above profile illustrates that if there were a immediate increase of 2% in the prime rate over the next year, the Company's net interest margin would be enhanced by $769,000, or approximately 2.7%. By the same token, if there were an immediate downward adjustment of 200 bp or 2% in the prime rate, the Company's net interest margin would be adversely effected by $912,000 over the next year, or approximately 3.2%.

In addition, the Company calculates changes in the economic value of its investment, loan and deposit portfolios based on various rate scenarios. The amount of change of economic value is based on the profiles of each portfolio and its inherent structure, which includes; the rate, whether its rate is fixed or floating, the likelihood of prepayment or repayment, the maturity of the instrument and the particular circumstances of the customer.

Forward Looking Statements
--------------------------

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. The Company cautions readers that a number of important factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include fluctuations in interest rates, inflation, government regulations, and economic conditions and competition in the geographic and business areas in which the Company conducts its operations.

Words such as "expects", "anticipates", "believes", and "estimates" , or variations of such words and similar expressions are intended to identify such forward looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted in, or implied by, such forward-looking statements.

                          PART II - OTHER INFORMATION

ITEM 1 : LEGAL PROCEEDINGS
--------------------------

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operation.

ITEM 2 : CHANGES IN SECURITIES
------------------------------

Not applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

ITEM 5. OTHER INFORMATION
-------------------------

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

   (a)  Exhibits

Exhibit No.    Description
-----------    -----------

2.1            Plan of Reorganization and Agreement of Merger dated December 14,
               2000
3.1            Articles of Incorporation of Registrant *
3.2            Amendment to Articles of Incorporation of Registrant *
3.3            By-laws of Registrant *
10.1 Bank of the Sierra 1998 Stock Option Plan (assumed by Registrant in the Reorganization)*
11 Statement regarding Computation of Per Share Earnings (see notes to Consolidated Financial Statements)

* Incorporated by reference from Form S-4 Registration Statement (No. 333-53178) as filed with the Securities and Exchange Commission on January 4, 2001.

   (b)  Reports of Form 8-K

   Not applicable

SIGNATURES
----------

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



Dated:  June 7, 2001                    /s/ James C. Holly
                                     ----------------------------------
                                     SIERRA BANCORP
                                     James C. Holly
                                     President &
                                     Chief Executive Officer



Dated:  June 7, 2001                    /s/ Jack B. Buchold
                                     ----------------------------------
                                     SIERRA BANCORP
                                     Jack B. Buchold
                                     Senior Vice President &
                                     Chief Financial Officer