Form 10-Q
period 2001-06-30
SIERRA BANCORP
filed 2001-08-13
CIK 1130144

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________



Commission file number 000-33063

                                Sierra Bancorp
            (Exact name of Registrant as specified in its charter)


           California                                  33-0937517
    (State of Incorporation)               (IRS Employer Identification No)

             86 North Main Street, Porterville,  California  93257
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

                     YES  X             NO
                         ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, no par value, 9,212,280 shares outstanding as of July 31, 2001

                                   FORM 10-Q
                               Table of Contents
                               -----------------

                                                                                             Page
                                                                                             ----
Part I - Financial Information                                                                  3
  Item 1. Financial Statements                                                                  3
     Consolidated Balance Sheets                                                                3
     Consolidated Statements of Income & Comprehensive Income                                   4
     Consolidated Statements of Cash Flows                                                      5
     Notes to Consolidated Financial Statements                                                 6

  Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations     9
     Summary of Financial Data                                                                  9
     Earnings Performance                                                                      11
     Net Interest Income                                                                       11
     Non-interest Income/Expense                                                               16
     Balance Sheet Analysis                                                                    17
     Earning Assets                                                                            17
     Investment Securities                                                                     17
     Loan Portfolio                                                                            19
     Non-accrual and Restructured Loans and Other Assets                                       21
     Allowance for Loan Losses                                                                 23
     Non-Earning Assets                                                                        25
     Interest Bearing Liabilities                                                              25
     Deposits                                                                                  25
     Fed Funds Purchased & Securities Sold Under Agreements to Repurchase                      25
     Other Borrowed Money                                                                      26
     Non-Interest Bearing Liabilities                                                          26
     Overall Risk Management                                                                   26
     Interest Rate Risk Management                                                             26
     Liquidity Risk Management                                                                 29
     Asset-Quality Risk Management                                                             29
     Capital Management                                                                        30

  Item 3. Qualitative & Quantitative Disclosures About Market Risk                             31
     Market Risk Management                                                                    31


Part II - Other Information                                                                    33
  Item 1. - Legal Proceedings                                                                  33
  Item 2. - Changes in Securities                                                              33
  Item 3. - Defaults upon Senior Securities                                                    33
  Item 4. - Submission of Matters to a vote of Security Holders                                33
  Item 5. - Other Information                                                                  33
  Item 6. - Exhibits and Reports on Form 8-K                                                   34

Signatures                                                                                     35

===============================================================================================================
                                       PART I - FINANCIAL INFORMATION
                                                   Item 1
===============================================================================================================
                                               SIERRA BANCORP
                                         CONSOLIDATED BALANCE SHEETS
                                      (dollars in thousands, unaudited)
===============================================================================================================
                 ASSETS                                 June 30, 2001      December 31, 2000      June 30, 2000
                                                     ----------------      -----------------   ----------------
 Cash and Due From Banks                             $         36,675      $       44,664      $         42,809
 Federal Funds Sold                                  $          1,700      $          246      $          9,700
                                                     ----------------      --------------      ----------------
     Total Cash & Cash Equivalents                   $         38,375      $       44,910      $         52,509
 Securities:
    Held to Maturity                                 $              -      $            -      $         78,102
    Available for Sale                               $        108,813      $      109,925      $         36,477
                                                     ----------------      --------------      ----------------
     Total Securities                                $        108,813      $      109,925      $        114,579
 Loans:
  Gross Loans                                        $        414,888      $      421,696      $        411,322
  Allowance for loan losses                          $         (5,406)     $       (5,362)     $         (4,729)
  Deferred loan fees                                 $           (123)     $           58      $            177
                                                     ----------------      --------------      ----------------
     Net Loans                                       $        409,359      $      416,392      $        406,770

 Other equity securities                             $          1,755      $        2,591      $              -
 Premises and Equipment, net                         $         14,492      $       14,477      $         14,250
 Other Real Estate Owned                             $            884      $        1,530      $          1,666
 Accrued Interest Receivable                         $          4,018      $        4,902      $          3,961
 Other Assets                                        $         10,964      $       11,999      $         12,867
                                                     ----------------      --------------      ----------------
           TOTAL ASSETS                              $        588,660      $      606,726      $        606,602
                                                     ================      ==============      ================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
  Demand                                             $        120,842      $      130,592      $        128,558
  Interest Bearing Demand                            $         44,888      $       45,815      $         46,955
  Savings                                            $         29,125      $       31,195      $         32,365
  MMDA's                                             $         96,036      $       44,239      $         72,585
  TDOA's, IRA's & KEOGH'S                            $         20,548      $       19,197      $         20,472
  Time Deposits less than $100,000                   $        121,229      $      130,884      $        141,261
  Time Deposits greater than $100,000                $         94,335      $      125,854      $        110,053
                                                     ----------------      --------------      ----------------
     Total Deposits                                  $        527,003      $      527,776      $        552,249
  Federal funds purchased and repurchase             $         14,679      $       13,584      $         11,754
   agreements
  Other Borrowed Funds                               $              -      $       20,700      $              -
  Accrued Interest Payable                           $            872      $        1,087      $          1,040
  Other Liabilities                                  $          3,144      $        2,797      $          3,548
                                                     ----------------      --------------      ----------------
          TOTAL LIABILITIES                          $        545,698      $      565,944      $        568,591
                                                     ----------------      --------------      ----------------
 STOCKHOLDERS' EQUITY
  Common stock, no par value                         $          2,285      $        2,285      $          2,285
  Retained Earnings                                  $         39,216      $       37,430      $         35,483
  Accumulated Other Comprehensive Income             $          1,461      $        1,067      $            243
                                                     ----------------      --------------      ----------------
  Total stockholders' equity                         $         42,962      $       40,782      $         38,011
                                                     ----------------      --------------      ----------------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                         $        588,660      $      606,726      $        606,602
                                                     ================      ==============      ================
---------------------------------------------------------------------------------------------------------------

========================================================================================================================
                                                    SIERRA BANCORP
                               CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                               (dollars in thousands, except per share data, unaudited )
========================================================================================================================
                                                                        For the Quarter         For the Six-Month Period
                                                                         Ended June 30,               Ended June 30,
INTEREST INCOME:                                                        2001         2000            2001         2000
                                                                     ---------    ---------       ---------    ---------
Interest on federal funds sold and interest bearing deposits         $     211    $      16       $     264    $      19
US Treasury securities                                               $      64    $     328       $     238    $     682
US Gov't agencies & corporations                                     $     262    $     594       $   1,149    $   1,022
State and political subdivisions                                     $   1,115    $     507       $   1,634    $     978
Equities                                                             $      25    $      31       $      56    $      51
Interest and fees on loans                                           $   9,960    $   9,829       $  20,405    $  18,260
                                                                     ---------    ---------       ---------    ---------
  Total interest income                                              $  11,637    $  11,305       $  23,747    $  21,012
INTEREST EXPENSE:
Interest on deposits                                                 $   4,383    $   4,053       $   9,278    $   7,409
Interest on borrowed funds                                           $     130    $     378       $     309    $     722
                                                                     ---------    ---------       ---------    ---------
  Net Interest Income                                                $   7,124    $   6,874       $  14,161    $  12,881
Provision for loan losses                                            $     200    $     690       $     600    $   1,380
                                                                     ---------    ---------       ---------    ---------
  Net Interest Income after Provision for Loan Losses                $   6,924    $   6,184       $  13,561    $  11,501

OTHER OPERATING INCOME:
Service charges on deposit accounts                                  $   1,200    $   1,007       $   2,302    $   1,818
Gains on sales of loans                                              $   1,269    $     102       $     439    $     174
Other                                                                $     345    $     421       $   2,196    $     862
                                                                     ---------    ---------       ---------    ---------
  Total other operating income                                       $   2,814    $   1,530       $   4,937    $   2,854
OTHER OPERATING EXPENSES:
Salaries and employee benefits                                       $   3,817    $   2,809       $   7,294    $   5,368
Occupancy expense                                                    $     998    $     822       $   2,078    $   1,516
Other                                                                $   2,430    $   2,122       $   4,898    $   3,684
                                                                     ---------    ---------       ---------    ---------
  Total other operating expenses                                     $   7,245    $   5,753       $  14,270    $  10,568
                                                                     ---------    ---------       ---------    ---------
INCOME BEFORE PROVISION FOR INCOME TAXES                             $   2,493    $   1,961       $   4,228    $   3,787
Provision for income taxes                                           $     897    $     704       $   1,522    $   1,360
                                                                     ---------    ---------       ---------    ---------
NET INCOME                                                           $   1,596    $   1,257       $   2,706    $   2,427
                                                                     =========    =========       =========    =========
Other Comprehensive Income, unrealized (loss)
 on securities, net of income taxes                                  $     792    $    (129)      $   1,461    $    (103)
COMPREHENSIVE INCOME                                                 $   2,388    $   1,128       $   4,167    $   2,324
                                                                     =========    =========       =========    =========
PER SHARE DATA
Book Value                                                           $    4.66    $    4.13       $    4.66    $    4.13
Cash Dividends                                                       $    0.04    $    0.06       $    0.10    $    0.12
Earnings per share basic                                             $    0.17    $    0.14       $    0.29    $    0.26
Earnings per share diluted                                           $    0.17    $    0.14       $    0.29    $    0.26
Average Shares Outstanding, basic                                    9,212,280    9,212,280       9,212,280    9,212,280

------------------------------------------------------------------------------------------------------------------------

===========================================================================================================
                                SIERRA BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (dollars in thousands, unaudited)
===========================================================================================================
                                                                             Six Months Ended June 30,
                                                                                2001              2000
                                                                           -------------      -------------
Cash Flows from Operating Activities
   Net Income                                                              $       2,706      $       2,427
   (Gain) Loss from sale of other real estate owned, net of
      write-downs                                                          $        (145)     $         (13)
   (Gain) on sales of loans                                                $        (329)     $           -
   Loss on Sale of premises and equipment                                  $           -      $           -
   Provision for loan losses                                               $         600      $       1,380
   Depreciation and amortization                                           $       1,141      $         819
   Net Amortization (accretion) on securities                              $          24      $         (18)
   (Gain) on sales of securities                                           $        (328)     $           -
   (Decrease) in unearned net loan fees                                    $        (181)     $         (49)
   Increase Deferred taxes                                                 $          61      $         200
   Proceeds from sales of loans held for sale                              $      38,017      $      12,795
   Originations of loans held for sale                                     $     (40,365)     $     (12,361)
   (Decrease) in interest receivable and other assets                      $       1,319      $      (4,233)
   Increase in other liabilities                                           $         134      $       1,010
                                                                           -------------      -------------
     Net cash provided by operating activities                             $       2,654      $       1,957
                                                                           -------------      -------------
Cash Flows from Investing Activities
   Maturities of securities held to maturity                               $           -      $       6,500
   Maturities of securities available for sale                             $       6,081      $       1,185
   Proceeds from calls of securities held to maturity                      $           -      $         220
   Proceeds from sales/calls of securities available for sale              $      25,493      $           -
   Purchases of securities held to maturity                                $           -      $     (12,096)
   Purchases of securities available for sale                              $     (30,553)     $      (4,000)
   Principal paydowns on securities available for sale                     $       1,916      $           -
   (Increase) Decrease in federal funds sold                               $      (1,454)     $      (9,700)
   (Increase) Decrease in loans receivable                                 $       9,155      $     (34,544)
   Proceeds from sale of premises and equipment                            $           -      $           -
   Purchases of premises and equipment                                     $      (1,120)     $      (2,092)
   Proceeds from sales of other real estate owned                          $       1,441      $         521
   Other                                                                   $         930      $           -
                                                                           -------------      -------------
     Net cash (used in) investing activities                               $      11,889      $     (54,006)
                                                                           -------------      -------------
Cash Flows from Financing Activities
   (Decrease) Increase in deposits                                         $        (774)     $      84,743
   (Decrease) in borrowed funds                                            $     (20,700)     $     (23,400)
   Increase in repurchase agreements                                       $       1,094      $       3,115
   Cash dividends paid                                                     $        (921)     $      (1,013)
                                                                           -------------      -------------
     Net cash provided by financing activities                             $     (21,301)     $      63,445
                                                                           -------------      -------------

     Increase (decrease) in cash and due from banks                        $      (6,758)     $      11,396

Cash and Due from Banks
   Beginning of Period                                                     $      43,433      $      31,413
                                                                           -------------      -------------
   End of Period                                                           $      36,675      $      42,809
                                                                           =============      =============

-----------------------------------------------------------------------------------------------------------

                                SIERRA BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001

Sierra Bancorp
--------------

On November 16, 2000, Sierra Bancorp was incorporated as a bank holding company, for the purpose of acquiring Bank of the Sierra (the "Bank") in a one bank holding company reorganization. The new corporate structure will permit Sierra Bancorp and the Bank greater flexibility in terms of operation, expansion and diversification. Shortly after the incorporation, Sierra Bancorp filed a registration statement with the Securities and Exchange Commission in order to register its common stock which will be issued pursuant to the terms of a Plan of Reorganization and Agreement of Merger dated December 14, 2000. The Plan of Reorganization and Agreement of Merger provides for the exchange of shares of the Bank for shares of Sierra Bancorp on a share-for-share basis (the "Reorganization"). The registration statement was declared effective on April 27, 2001. The Reorganization was approved by the Company's shareholders on May 23, 2001, and all required regulatory approvals or non-disapprovals with respect to the Reorganization have been obtained. It is anticipated that the Reorganization will be consummated in August 2001. Sierra Bancorp has not engaged in any business since its incorporation. After the Reorganization, the Bank will continue its operations as presently conducted under its management, but the Bank will be a wholly-owned subsidiary of Sierra Bancorp. Sierra Bancorp, the Bank, and the subsidiary of the Bank, are collectively referred to herein as the "Company". The financial statements for Sierra Bancorp presented herein are presented pro forma, on a consolidated basis, assuming the Reorganization had been consummated as of the dates of the respective financial statements.

Nature of Banking Activities
----------------------------

The Bank is a California state chartered bank that was incorporated on September 14, 1977, and opened for business on January 19, 1978. The Bank operates sixteen branches - nine branch deposit offices in six Tulare County communities, five branch offices in three Kern County communities and one full service branch office each in Fresno and Kings Counties. Its deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC). In addition to the branch deposit offices, the Bank has eight credit centers for agricultural lending, credit card loans, construction and real estate lending in Fresno, Kern, Kings, and Tulare Counties; and offers a full range of banking services to individuals and various sized businesses in the communities which it serves. In addition, the Bank has one subsidiary, Sierra Phoenix, Inc., established in December 1996, to hold an investment in Phoenix International Ltd., Inc., a bank service corporation. All activities of Sierra Phoenix, Inc. have been included in the consolidated financial statements of the Company.

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2000 have been reclassified to be consistent with the reporting for 2001. The interim financial information should be read in conjunction with the Bank's Annual Report as filed with the Federal Deposit Insurance Corporation, copies of which can be obtained from the FDIC at 550 W. 17th St., N.W., Washington, DC 20429.

Recent Developments
-------------------

The Reorganization became effective on August 10, 2001, at which time each issued and outstanding share of the Bank was exchanged on a share-for-share basis for a share of Sierra Bancorp, and the Bank became a wholly-owned subsidiary of Sierra Bancorp.

Current Accounting Developments
-------------------------------

In September 2000, the FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Liabilities." This Statement replaces FASB Statement No. 125. It revises the standards for securitizations and other transfers of financial assets and collateral after March 2001 and requires certain additional disclosures, but it carries over most of Statement No. 125's provisions without reconsideration. Management does not believe there will be a material effect on the Company's consolidated financial statements upon the adoption of Statement No. 140.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002.

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

During the three months ended June 30, 2001 and 2000, cash paid for interest expense on interest bearing liabilities was $4.5 million and $4.4 million, respectively, while cash paid for income taxes during the three months ended June 30, 2001 and 2000 was $897,000 and $704,000, respectively.

There was $164,000 in other real estate acquired in the settlement of loans, for the quarter ended June 30, 2001, and $470,000 acquired for the quarter ended June 30, 2000, respectively. There were loans totaling $280,000 made to finance the sale of other real estate, for the quarter ended June 30, 2001. For the quarter ended June 30, 2000, there were no loans made to finance the sale of other real estate.

Acquisition of Sierra National Bank
-----------------------------------

On May 19, 2000, the Bank acquired Sierra National Bank (SNB). This acquisition has been accounted for using the purchase method of accounting. At June 30, 2000, all assets and liabilities of this entity were included in the consolidated reports of the Company.

Earnings Per Share
------------------

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year retroactively restated for stock splits.

Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options. For the three-month and six-month periods ended January 31, 2001, the effect of the exercise of stock options is anti-dilutive. For the three and six months' period ended June 30, 2000, the effect was not anti-dilutive.

                        PART I - FINANCIAL INFORMATION

                                    ITEM 2

                          MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                     OVERVIEW OF THE RESULTS OF OPERATION
                            AND FINANCIAL CONDITION

                           SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY
-----------------------------

Net income in the second quarter ended June 30, 2001 was $1.6 million compared with the $1.3 million for the quarter ended June 30, 2000. Basic earnings per share were $0.17 for the second quarter of 2001 compared to $0.14 for the second quarter of 2000.

The Company's annualized return on average equity was 15.20%, and the Company's annualized return on average assets was 1.07% for the quarter ended June 30, 2001. This compares favorably when compared with 13.54% and .93%, respectively, for the quarter ended June 30, 2000. As a result, year-to-date June 30, 2001 results reflected earnings of $2.7 million as compared to $2.4 million for the
first six months of 2000.   This increase of $300,000 in earnings for year-to-
date June 30, 2001 over the same period of 2000 represents a positive variance of 12.5%.

The Company's net interest income for the quarter ended June 30, 2001 was $7.1 million, a 3.6% gain over the $6.9 million reported for the second quarter of 2000. This increase is after a substantial 275 basis point (bps) reduction in the prime rate between December 31, 2000 and June 30, 2001, coupled with higher interest expenses due to deposit promotions affecting the distribution of deposit portfolios held during the periods under consideration. As one can see from the average balances and rates table for the quarter ended June 30, 2001, when compared to the same quarter of the previous year, average earning assets grew by approximately 13%, while interest bearing liabilities increased by about 9%.

The increase in net interest income is all volume related, as one may deduce from the prime rate reduction previously noted, and the lower earning asset rates reflected. On an average basis, investment growth between the quarters ended June 30, 2001 and June 30, 2000 was about 16.9%, while average loan growth was approximately 9.9%. These two percentages, however, add up to an increase in the Company's average earning asset base of almost $63 million, or about 13%. By the same token, the average increase in interest bearing liabilities over the same period was $33.5 million, or about 8.5%. The source of additional funding for interest earning assets was the Company's reduction in non-earning assets over the same period, an average reduction of about $8 million, or approximately 12%. Such non-earning assets were the result of the purchase of Sierra National Bank during May, 2000 and the collection of these assets was primarily accomplished during the third quarter of 2000.

The rate differential on interest earned on loans for the quarters ended June 30, 2001 and June 30, 2000 is primarily due to the change in the interest rate environment over the period, with prime having decreased from 9.5% on July 1, 2000 to 6.75% on June 30, 2001, a decrease of about 29%. As a result of the decline in prime, mitigated by the volumes of fixed rate loans within the portfolio, however, the overall earnings rate declined by only 105 basis points, or approximately 10%. With the last 25 bp reduction in rates at the end of June 2001, however, the full 275 basis point reduction in prime won't be felt within the Company until the third quarter of 2001. The Company's overall earning rate on interest earning assets for the second quarter ended June 30, 2001 was 8.64%, as compared to 9.52% for the same period of 2000, a decline of 88 bp, or 9.2%. Correspondingly, the cost of interest bearing liabilities for the second quarter ended June 30, 2001 was 4.23%, as compared to 4.52% for the same period of 2000. This represents a reduction of 29 bp, or 6.4%. The Company's overall earnings rate on average loans for the six month period ended June 30, 2001 was 9.81%, as compared to 10.49% for the same period of 2000. The Company's rate earned on all earning assets was 8.90% for the six months ended June 30, 2001 as compared to 9.31% for the same six month period of 2000, a decrease of about 4.4%. The growth of deposits between the period ended June 30, 2001 and June 30, 2000 was due to two primary activities, the promotional activity for a new money market product, and the rate differentials paid on such MMDA accounts. As one can discern from the Average Balances and Rates table, during the quarter ended June 30, 2001, the average volume of money market accounts grew by about $35 million, or approximately 65%. Concurrently, the rate paid on such deposits increased about 43%. This reallocation of deposit categories, coupled with growth in money market accounts overall, allowed the Company to redirect fixed term certificates, and reduce its reliance on borrowed funds.

As a result of the substantial changes in volume for the quarter ended June 30, 2001 over the quarter ended June 30, 2000, coupled with the changes in interest rates over the same period, the Company's net-interest income increased to $7.1 million from $6.9 million. Additionally, for the second quarter ended June 30, 2001 the Company's net interest margin before provision for loan losses was 5.29%, as compared to 5.79% for the second quarter of 2000, a decline of 8.6%.

For the quarter ended June 30, 2001 the Company's annualized return on average assets was 1.07% and annualized return on average common equity was 15.22%. In comparison, for the quarter ended June 30, 2000 the Company's annualized return on average assets was 0.93% and the annualized return on average equity was 13.54%.

For the six-month period ended June 30, 2001 the Company's annualized return on average assets was .92% and its annualized return on average equity was 13.08%, as compared to .90% and 13.13%, respectively, for the six months ended June 30, 2000.

At June 30, 2001 the Company's allowance for possible loan losses stood at 1.30% of gross loans, while at the same date in 2000, the Company's allowance represented 1.15% of gross loans. The change was primarily due to allocations made upon the acquisition of Sierra National Bank, coupled with additional provisions made later during 2000.

Overall, for the quarter ended June 30, 2001 the Company's net interest income after the provision for loan losses was $6.9 million or $800,000 higher than that reported for the same period in 2000. This increase, however, was enhanced by a $1.3 million increase in non-interest income and moderated by an increase of $1.4 million in non-interest expenses for the period ended June 30, 2001. The resultant net income of $1.6 million for the quarter ended June 30, 2001 increased slightly from the $1.3million reported for the quarter ended June 30, 2000.

The Company's non-interest income during the second quarter of 2001 was $2.8 million, as compared to $1.5 million for the quarter ended June 30, 2000, an increase of $1.3 million or about 87%. This difference was primarily attributable to a higher volume of gains on loan servicing sold during the second quarter of 2001, when compared with loan sales during the same quarter of 2000, as well as gains on sales of investments, and sales of whole loans. The Company's non-interest expense during the quarter ended June 30, 2001 was $7.2 million, as compared to $5.8 million during the same period of 2000, a change of approximately 24%. An increase in salaries and other costs to support the Company's SNB acquisition and growth were the overriding factors causing this increase in costs.

FINANCIAL CONDITION SUMMARY
---------------------------

The Company's total assets decreased slightly in size between June 30, 2000 and December 31, 2000. The volume decline was about $17 million, while the percentage of change was approximately 3%. Since December 30, 2000 there has been a notable reduction of approximately $20 million in borrowed funds. Since June 30, 2000 the most notable changes have been due to reductions of about $36 million in certificates of deposits, offset by an increase in money market accounts of about $24 million. This net reduction, coupled with declines in loans, investments, and cash and due from banks, when combined with earnings retained from operations, has allowed the Company to post stronger capital ratios than were evident at the second quarter ended June 30, 2000.

At June 30, 2001, the Company's balance sheet reflected customer activity in sixteen branch offices, which is unchanged from June 30, 2000. The most recent change in the number of operating units of the Company was due to the May 2000 acquisition of Sierra National Bank, which added four branches to the pre-existing twelve branch system of Bank of the Sierra.

At June 30, 2001 the Company was considered "adequately capitalized" under the "Prompt Corrective Action" guidelines of the FDIC.


                             EARNINGS PERFORMANCE
                              Net interest income

As previously noted and reflected on the Consolidated Balance Sheet and the Consolidated Statements of Income, during the quarter ended June 30, 2001 the Company generated net income of $1.6 million as compared to $1.3 million for the same period in 2000, on a slightly smaller asset base. The Company earns income from two primary sources, net interest income brought about by the successful employment of earning assets less the costs of interest-bearing deposits, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing the full range of banking services to our customers.

The Company's net interest margin is heavily reliant on the mix and volumes of earning assets as compared to the costs of various funding sources. The Average Balances and Rates table reflects the Company's average volumes of assets, liabilities, and stockholders equity; the amount of interest income or interest expense; net interest income; the average rate or yield for each category of interest bearing asset or liability; and the net interest margin for the periods noted.

Net interest income before the provision for loan losses for the second quarter of 2001 was $7.1 million, as compared to $6.9 million for the second quarter of 2000. This represents an increase of $200,000, or about 3%. As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings. The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios. The Company's net interest margin is the net interest income expressed as a percentage of earning assets. The margin for the second quarter of 2001 and the second quarter of 2000 are reflected in the Average Balances and Rates tables and reflect the changes in the rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the second quarter 2001 as compared to the same period during 2000.

The overall decrease in the rate earned on the Company's loan portfolio was partially offset by lower rates paid on deposit accounts, due to the generally lower level of market rates in existence during the year 2001, coupled with very competitive money market account rates and a lower utilization of borrowed funds to support the lack of substantive loan growth. As a result, while the Company's earning asset rate decreased from 9.52% in June 2000 to 8.64% for the quarter ended June 30, 2001, the rates paid on interest bearing liabilities also decreased from 4.52% for the June 30, 2000 quarter, to 4.23% for the same period of 2001. These changing rates resulted in a decrease in the Company's net interest margin for the quarter ended June 30, 2001 to 5.29% before the provision for loan losses, as compared to 5.79% for the same period in 2000.

As one can see from the Average Balances and Rates table, earnings rates on the Company's investment portfolio decreased moderately to 5.46% during the quarter ended June 30, 2001, from 5.63% for the second quarter of 2000, on a 17% higher average volume. The decrease in the rate earned on the Company's investment portfolio was seventeen (17) basis points, or about 3%.

The rate earned on the Company's loan portfolio during the quarter ended June 30, 2001 was 9.57%, while the Company earned 10.62% on average loans outstanding for the second quarter of 2000. The decrease of interest earned was 105 basis points, a decrease of about 10% between the Company's second quarter of 2001 and 2000. This decrease was primarily due to a 275 basis point lower prime rate at June 30, 2001, coupled with a greater average volume of loans at June 30, 2001 as compared to June 30, 2000. During this period between the quarter ended June 30, 2001, and June 30, 2000, the Company's average loans outstanding increased by about $45 million, or approximately 12%, and coupled with lower rates earned, the result was no substantial change in interest earned on loans.

The results of lower yields on the loan portfolio and higher yields on the investment portfolio reduced the Company's rate earned on average earning assets for the six months ended June 30, 2001 as compared the same period ended June 30, 2000. At June 30, 2001, interest income as a percentage of earning assets was 8.90%, as compared to a rate of 9.31% for the same period, 2000. This was a reduction of 41 basis points, or about 4% between the periods reported.

During the same period, the rates paid on average interest-bearing liabilities increased to 4.55% for the six months ended June 30, 2001 from 4.12% for the six months ended June 30, 2000. This increase of 43 basis points equaled an average increase in interest bearing liabilities costs of about 10%. Rates paid on deposit accounts increased primarily in the shorter-term money market accounts, while rates paid on longer maturity deposits increased at a lesser rate. However, the volume of average interest bearing liabilities increased by about $28 million, or about 7%, which increase was lesser than the increase in rate.

The Company's rate paid on average borrowed funds during the quarter ended June 30, 2001 was insignificant when compared to June 30, 2000. Borrowed funds primarily represent repurchase agreements between the Company and its non-deposit customers and the average volume has been increasing as more customers utilize this overnight funds placement account. In addition, this category includes funds borrowed on an overnight basis from the Federal Home Loan Company of San Francisco (FHLB). These funds have been used less frequently to support loan growth over the past six-month period, than they were previously utilized.

For the year ending December 31, 2001 the Company has budgeted no substantial increases in deposit or loan volumes, and it is anticipated that the Company will end the year 2001 with approximately the same volume of deposits and loans as it currently holds. However, there can be no absolute assurance that this, in fact, will occur.

=============================================================================================================================
Average Balances and Rates                                  For the Quarter                         For the Quarter
(dollars in thousands, except per share data)           Ended June 30, 2001(a)                   Ended June 30, 2000(a)
                                                 -----------------------------------       ----------------------------------
                                                  Average     Income/       Average         Average     Income/      Average
Assets                                            Balance     Expense     Rate/Yield        Balance     Expense    Rate/Yield
Investments:
-----------
Federal Funds Sold & Due from Time               $ 19,920     $   211        4.25%         $    346     $    16      18.60%
Taxable                                          $ 59,353     $   932        6.30%         $ 62,092     $   922       5.97%
Non-taxable/(1)/                                 $ 41,802     $   510        4.89%         $ 40,340     $   507       5.05%
Equity                                           $  2,086     $    24        4.61%         $  2,588     $    31       4.82%
                                                 --------------------                      --------------------
  Total Investments                              $123,161     $ 1,677        5.46%         $105,366     $ 1,476       5.63%
                                                 --------------------                      --------------------
Loans:/(2)/
-----
Agricultural                                     $ 11,311     $   250        8.87%         $ 16,169     $   433      10.77%
Commercial                                       $ 70,808     $ 1,986       11.25%         $ 59,504     $ 1,867      12.62%
Real Estate                                      $281,720     $ 6,346        9.04%         $255,571     $ 6,309       9.93%
Consumer                                         $ 36,148     $ 1,007       11.17%         $ 29,557     $   873      11.88%
Credit Cards                                     $ 11,954     $   372       12.48%         $ 10,841     $   347      12.87%
Other                                            $  5,413     $     -        0.00%         $    655     $     -       0.00%
                                                 --------------------                      --------------------
  Total Loans                                    $417,355     $ 9,960        9.57%         $372,297     $ 9,829      10.62%
                                                 --------------------                      --------------------
Total Earning Assets                             $540,516     $11,637        8.64%         $477,663     $11,305       9.52%
                                                              -------                                   -------
Non-Earning Assets                               $ 58,533                                  $ 66,118
                                                 --------                                  --------
  Total Assets                                   $599,049                                  $543,781
                                                 ========                                  ========
Liabilities and Stockholders' Equity
Interest Bearing Deposits:
-------------------------
NOW                                              $ 45,041          73        0.65%         $ 43,820     $    98       0.90%
Savings Accounts                                 $ 28,692          84        1.17%         $ 26,146     $   120       1.85%
Money Market,                                    $ 88,903         942        4.25%         $ 53,737     $   398       2.98%
TDOA's, IRA & KEOGH's                            $ 19,942         247        4.96%         $ 18,411     $   212       4.63%
Certificates of Deposit less than $100,000       $123,931       1,627        5.27%         $130,644     $ 1,844       5.68%
Certificates of Deposit greater than $100,000    $107,236       1,411        5.28%         $ 93,977     $ 1,381       5.91%
                                                 --------------------                      --------------------
  Total Interest Bearing Deposits                $413,745     $ 4,383        4.25%         $366,735     $ 4,053       4.44%
Borrowed Funds:
--------------
Federal Funds Purchased                          $      3     $     -        0.00%         $    194     $     3       6.22%
Repurchase Agreements                            $ 14,111     $   130        3.70%         $ 14,267     $   169       4.76%
Other Borrowings                                 $      -     $     -        0.00%         $ 13,201     $   206       6.28%
                                                 --------------------                      --------------------
  Total Borrowed Funds                           $ 14,114     $   130        3.69%         $ 27,662     $   378       5.50%
                                                 --------------------                      --------------------
  Total Interest Bearing Liabilities             $427,859     $ 4,513        4.23%         $394,397     $ 4,431       4.52%
                                                 --------                                  --------
Demand Deposits                                  $122,721                                  $107,226
                                                 --------                                  --------
Other Liabilities                                $  6,341                                  $  4,732
                                                 --------                                  --------
Stockholders' Equity                             $ 42,128                                  $ 37,426
  Total Liabilities and Stockholders' Equity     $599,049                                  $543,781
                                                 ========                                  ========
Interest Income/Earning Assets                                               8.64%                                    9.52%
Interest Expense/Earning Assets                                              3.35%                                    3.73%
                                                                             -----                                    -----
  Net Interest Margin/(3)/                                    $ 7,124        5.29%                      $ 6,874       5.79%
Provision for loan losses charged to
 operations/earning assets                                    $   200        0.15%                      $   690       0.58%
                                                              --------------------                      -------------------
Net interest margin after provision for loan
 losses                                                       $ 6,924        5.14%                      $ 6,184       5.21%
                                                                             =====                                    =====
  Net Interest Income                                         $ 6,924                                   $ 6,184
                                                              =======                                   =======

(a) Average balances are obtained from the best available daily or monthly data
(1) Yields on tax exempt income have not been computed on a tax equivalent basis
(2) Loan fees have been included in the calculation of interest income. Loan fees were approximately $652 thousand and $526 thousand for the quarters ended June 30, 2001 and 2000. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(3) Represents net interest income as a percentage of average interest-earning assets.
(4) Annualized
-----------------------------------------------------------------------------------------------------------------------------

=================================================================================================================================
Average Balances and Rates                                         Six Months Ended                     Six Months Ended
(dollars in thousands, except per share data)                       June 30, 2001(a)                    June 30, 2000(a)
                                                        -----------------------------------   -----------------------------------
                                                         Average     Income/      Average      Average     Income/      Average
                    Assets                               Balance     Expense     Rate/Yield    Balance     Expense     Rate/Yield
Investments:
Federal Funds Sold & Due from Time                      $ 11,714     $   264        4.54%     $    713     $    19        5.36%
Taxable                                                 $ 62,923     $ 1,994        6.39%     $ 61,716     $ 1,704        5.55%
Non-taxable(1)                                          $ 42,144     $ 1,028        4.92%     $ 38,555     $   978        5.10%
Equity                                                  $  2,214     $    56        5.10%     $  2,777     $    51        3.69%
                                                        --------------------                  --------------------
    Total Investments                                   $118,994     $ 3,342        5.66%     $103,761     $ 2,752        5.33%
                                                        --------------------                  --------------------
Loans:(2)
Agricultural                                            $ 12,639     $   478        7.63%     $ 15,562     $   835       10.79%
Commercial                                              $ 69,829     $ 3,999       11.55%     $ 54,788     $ 3,283       12.05%
Real Estate                                             $284,045     $13,122        9.32%     $239,697     $11,799        9.90%
Consumer                                                $ 35,661     $ 2,030       11.48%     $ 28,489     $ 1,658       11.70%
Credit Cards                                            $ 11,965     $   777       13.10%     $ 10,939     $   685       12.59%
Other                                                   $  5,210           -        0.00%     $    588     $     -        0.00%
                                                        --------------------                  --------------------
    Total Loans                                         $419,349     $20,405        9.81%     $350,063     $18,260       10.49%
                                                        --------------------                  --------------------
Total Earning Assets                                    $538,343     $23,747        8.90%     $453,824     $21,012        9.31%
                                                                     -------                               -------
Non-Earning Assets                                      $ 57,832                              $ 85,626
                                                        --------                              --------
    Total Assets                                        $596,175                              $539,450
                                                        ========                              ========
Liabilities and Stockholders' Equity
Interest Bearing Deposits:
NOW                                                     $ 44,855         177        0.80%     $ 48,667     $   184        0.76%
Savings Accounts                                        $ 29,931         264        1.78%     $ 23,316     $   252        2.17%
Money Market,                                           $ 72,671       1,574        4.37%     $ 54,346     $   734        2.72%
TDOA's, IRA & KEOGH's                                   $ 19,610         490        5.04%     $ 20,009     $   379        3.81%
Certificates of Deposit (less than) $100,000            $126,807       3,499        5.56%     $132,634     $ 3,363        5.10%
Certificates of Deposit (greater than) $100,000         $116,487       3,273        5.67%     $ 91,121     $ 2,497        5.51%
                                                        --------------------                  --------------------
    Total Interest Bearing Deposits                     $410,362     $ 9,278        4.56%     $370,093     $ 7,409        4.03%
Borrowed Funds:
Federal Funds Purchased                                 $      3           -        0.00%     $    689     $    27        7.88%
Repurchase Agreements                                   $ 13,326         255        3.86%     $ 13,039     $   293        4.52%
Other Borrowings                                        $  1,631          54        6.68%     $ 13,314     $   402        6.07%
                                                        --------------------                  --------------------
    Total Borrowed Funds                                $ 14,960     $   309        4.17%     $ 27,042     $   722        5.37%
                                                        --------------------                  --------------------
    Total Interest Bearing Liabilities                  $425,322     $ 9,587        4.55%     $397,135     $ 8,131        4.12%
Demand Deposits                                         $123,214                              $100,249
Other Liabilities                                       $  5,899                              $  4,892
Stockholders' Equity                                    $ 41,739                              $ 37,174
                                                        --------                              --------
  Total Liabilities and Stockholders' Equity            $596,175                              $539,450
                                                        ========                              ========
Interest Income/Earning Assets                                                      8.90%                                 9.31%
Interest Expense/Earning Assets                                                     3.59%                                 3.60%
                                                                                    ----                                  ----
  Net Interest Margin (3)                                            $14,161        5.30%                  $12,881        5.71%
Provision for loan losses charged to
  operations/earning assets                                          $   600        0.22%                  $ 1,380        0.61%
                                                                     -------------------                   -------------------
Net interest margin after provision for loan losses                  $13,561        5.08%                  $11,501        5.10%
                                                                                    ====                                  ====
  Net Interest Income                                                $13,561                               $11,501
                                                                     =======                               =======

(a) Average balances are obtained from the best available daily or monthly data
(1) Yields on tax exempt income have not been computed on a tax equivalent basis
(2) Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,193,913 and $1,055,226 for the six months ended June 30, 2001 and 2000. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(3) Represents net interest income as a percentage of average interest-earning assets.
---------------------------------------------------------------------------------------------------------------------------------

                          NON-INTEREST INCOME/EXPENSE

The Company's results reflected a higher level of non-interest income in the quarter ended June 30, 2001 than that ended June 30, 2000. The increase was evidenced primarily by gains on sales of loans and the sale of the Company's residential loan servicing portfolio, as well as service charges on deposit accounts. The overall ratio of non-interest income to average earning assets increased to 1.75% from 1.29% for the quarter ended June 30, 2001 as compared to June 30, 2000. As a result of loan servicing sales over the past year, the portfolio of serviced loans has decreased from $181 million at June 30, 2000 to $153 million at June 30, 2001. It is anticipated that by September 30, 2001, the Bank will have a loan servicing portfolio comprised of only agriculturally related loans; and it is likely that no further loan servicing sales will occur.

Overall, non-interest expenses have increased substantially during the second quarter of 2001 as compared to the same period of 2000, brought about by the growth of three primary areas. The first area is the increase in the Company's number of operating units and the concurrent increase in personnel costs. Total full time equivalents (FTEs) have increased with the acquisition noted and the Company's staffing complement is currently 292.4 at June 30, 2001, as compared to 278.2 at June 30, 2000. Second is the additional costs of providing check processing services to our ever increasing depositor base, and third is the occupancy costs associated with a larger number of branches operating during the entire second quarter resulting from the expanded branch system as a result of the purchase of SNB during May 2000. The Company is in the process of re-evaluating staffing levels commensurate with deposit and loan activity volumes, and is expected to continue this endeavor primarily during the next quarter. However, no assurance can be given that reductions in these areas, may in fact occur.

The primary sources of non-interest income and non-interest expense are noted on the following page in the Non-Interest Income/Expense table which reflects the values of non-interest income and expense as a percentage of average-earning assets. By this method, one might better understand the relationship between the Company's net non-interest costs and its combined earnings.

Personnel costs approximated 53% of total non-interest expense and 2.83% of average earning assets during the second quarter of 2001 and 2.37% for the same period in 2000. Generally, this reflects the Company's traditional approach to staffing levels adequate to serve the community needs of those areas it serves, as well as the increase in the Company's number of offices and their commensurate staff requirements.

Data processing expenses have continued to increase to .36% of average earning assets at June 30, 2001 from .28% at June 30, 2000. Outsourced item processing cost increases having to do with greater volumes is the reason for increases in data processing costs. During the quarter ended June 30, 2001, occupancy expenses increased to .74% from .69% of average earning assets at June 30, 2000 and comprised about 14% of total non-interest expenses.

Management expects that non-interest expenses will moderate over the rest of the year 2001, as Management further refines most areas of the Company's cost structure. However, no assurance can be given that this, in fact, will occur.

                            BALANCE SHEET ANALYSIS

                                 EARNING ASSETS
                                 --------------

INVESTMENT SECURITIES
---------------------

The major components of the earning asset base for the Company are the investment securities portfolio and the loan portfolio. The structure and detail of these two portfolios are very significant to any analysis of the financial condition of the Company, and the loan portfolio analysis will be detailed in a later section of this discussion.

On implementation of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" on December 31, 1993, the Company classified its investments into two portfolios, those "available-for-sale", and those "held-to-maturity". In addition, while a "trading portfolio" is allowed by SFAS 115, the Company has no investments which are so classified. The Company's available-for-sale securities are comprised of all elements of the portfolio: treasuries, agencies, mortgage backs, state, county, and municipal and corporate issues which could be sold for liquidity needs and asset/liability concerns, should the need arise.

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

The Company's investment portfolio is primarily composed of six subsets: (1) "Fed Funds Sold", which are temporary overnight sales of excess funds to correspondent Banks, and are not detailed as an element within the Company's longer-term investment portfolio; (2) US Treasury and Agency issues for liquidity; (3) state, county and municipal obligations which provide limited tax free income and pledging potential; (4) mortgage-backed securities for cash flow and enhanced earnings; (5) corporate bonds; and (6) other equity investments. The relative distribution of these groups within the overall portfolio has varied somewhat over the periods noted, especially as regards the reduction of Treasury and Agency investments held and the substantive increase in mortgage-backed securities. The equity portfolio is primarily comprised of ownership of stock in the Federal Home Loan Company, as well as an investment in Phoenix International Limited, Inc. which is the vendor from whom the Company's integrated data processing system was purchased during 1994. At this time, this investment has a cost basis of approximately $249,000. Such investment is held in the Company's wholly-owned subsidiary, Sierra Phoenix, Inc. and the Company has been notified that this company is in process of liquidation. At the current time, the market value of this investment is unknown, although a partial distribution of 63% of the stock's carrying value has been placed in process of collection.

The change in the value of FHLB and other Equity Securities at June 30, 2001 reflects dividends received and the repurchase of shares by the FHLB of San Francisco as a result of their capital restructuring activities during the past few years.

Total investments averaged $123 million for the quarter ended June 30, 2001, a 17% increase from the $105 million reported at June 30, 2000. The most noticeable difference in the portfolio was the addition of a greater volume of mortgage-backed securities, as compared to Treasury and Agency securities in the previous period. The Company has been modifying its investment management activities to achieve greater earnings on its portfolio than was evident in prior periods. The investment portfolio for the quarter ended June 30, 2001 comprised 23% of average second quarter earning assets, while for the June 30, 2000 quarter, the investment portfolio represented 22% of average earning assets.

====================================================================================================================
Investment Portfolio
(dollars in thousands, unaudited)                      June 30,                                   June 30,
                                                         2001                                       2000
                                              --------------------------               ----------------------------
                                                             Fair Market                                Fair Market
                                                Cost              Value                    Cost              Value
                                                ----              -----                    ----              -----
Available for Sale
 US Treasury securities                       $  1,004          $  1,025                 $ 14,014          $ 13,976
 US Gov't agencies & Corps                    $ 24,009          $ 24,755                 $ 10,398          $ 10,329
 Mortgage-backed securities                   $ 29,308          $ 29,580                 $  4,429          $  4,522
 Corporate Bonds                              $  9,591          $  9,835                 $  4,980          $  4,881
 State & political subdivisions               $ 42,141          $ 43,353                 $      -          $      -
 Other equity securities                      $      6          $    265                 $  2,052          $  2,052
 Investment in Phoenix Int'l, Inc.            $    249          $      -                 $    249          $    717
                                              --------------------------                 --------------------------
                                              $106,308          $108,813                 $ 36,122          $ 36,477
                                              --------------------------                 --------------------------
Held to maturity
 US Treasury securities                       $      -          $      -                 $  7,559          $  7,480
 US Gov't agencies & Corps                    $      -          $      -                 $ 28,867          $ 28,296
 State & political subs.                      $      -          $      -                 $ 41,676          $ 41,115
                                              --------------------------                 --------------------------
                                              $      -          $      -                 $ 78,102          $ 76,891
                                              --------------------------                 --------------------------
Total Investment Securities                   $106,308          $108,813                 $114,224          $113,368
                                              ==========================                 ==========================
-------------------------------------------------------------------------------------------------------------------

Securities which were pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $58 million and $41 million at June 30, 2001 and June 30, 2000, respectively. This increase was due to the addition of State of California funds during 2001.

The Investment Portfolio table reflects the book and market values of the Company's investment securities as of June 30, 2001 and June 30, 2000. The Maturity and Yield table of Available for Sale Investments summarizes data for the available-for-sale category. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to prepay certain obligations with or without penalties. There are no obligations originated by individual issuers which are held by the Company which are in excess of 10% of the stockholders' equity of the Company.

===================================================================================================================================
Maturity and Yield of Available for Sale Investment Portfolio
(dollars in thousands, unaudited)
                                                                                June 30, 2001
                                Within One           After One But          After Five Years But        After Ten
                                   Year             Within Five Years         Within Ten Years            Years             Total
                                ----------          -----------------       --------------------       ----------          --------
                                  Amount    Yield        Amount       Yield        Amount       Yield     Amount   Yield   Amount
                                ---------------------------------------------------------------------------------------------------
US Treasury securities          $      -    0.00%    $         1,025  5.63%   $              -  0.00%   $     -   0.00%    $  1,025
US Gov't agencies & corps       $  8,311    5.89%    $        16,444  6.83%   $              -  0.00%   $     -   0.00%    $ 24,755
Mortgage Backed Securities      $     33    6.14%    $         5,967  7.18%   $         18,112  4.93%   $ 5,468   5.21%    $ 29,579
State & political subs.         $  2,338    8.72%    $        14,064  7.42%   $         13,552  7.21%   $13,399   7.61%    $ 43,353
Corporate Bonds                 $    507    7.06%    $         9,328  6.27%   $              -  0.00%   $     -   0.00%    $  9,835
Equity Securities               $      -    0.00%    $             -  0.00%   $              -  0.00%   $   265            $    265
                                --------             ---------------          ----------------          -------            --------
   Total Investment Securities  $ 11,189             $        46,828          $         31,664          $19,131            $108,813
                                ========             ===============          ================          =======            ========

                                  Yield
                                -------
US Treasury securities            5.63%
US Gov't agencies & corps         6.51%
Mortgage Backed Securities        5.44%
State & political subs.           7.48%
Corporate Bonds                   6.31%
Equity Securities                 0.00%
   Total Investment Securities    5.09%
-----------------------------------------------------------------------------------------------------------------------------------

LOAN PORTFOLIO
--------------

A comparative schedule of the distribution of the Company's loans at June 30, 2001 and 2000 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.

===================================================================================================
Loan Distribution
(dollars in thousands, unaudited)
                                                        June 30                    June 30
                                                         2001                        2000
                                                  --------------------     ------------------------
Agricultural                                      $             14,388     $                 16,506
Commercial and Industrial                         $             66,800     $                 54,825
Small Business Association Loans                  $             11,797     $                 11,130
Real Estate:
  Secured by Commercial/Professional Office
   Properties incl constr & development           $            160,766     $                158,567
  Secured by Residential Properties               $             92,489     $                106,978
  Secured by Farmland                             $             15,062     $                 18,493
  Held for Sale                                   $              4,475     $                  2,198
                                                  --------------------     ------------------------
    Total Real Estate                             $            272,793     $                286,236
Consumer Loans                                    $             37,023     $                 31,466
Credit Cards                                      $             11,473     $                 10,670
Other                                             $                615     $                    489
                                                  --------------------     ------------------------
    Total Loans                                   $            414,888     $                411,322
                                                  ====================     ========================
Percentage of Total Loans
Agricultural                                                     3.47%                        4.01%
Commercial and Industrial                                       16.10%                       13.33%
Small Business Association Loans                                 2.84%                        2.71%
Real Estate:
  Secured by Commercial/Professional Office
   Properties including construction and development            38.75%                       38.55%
  Secured by Residential Properties                             22.29%                       26.01%
  Secured by Farmland                                            3.63%                        4.50%
  Held for Sale                                                  1.08%                        0.53%
                                                  --------------------     ------------------------
    Total Real Estate                                           65.75%                       69.59%
Consumer Loans                                                   8.92%                        7.65%
Credit Cards                                                     2.77%                        2.59%
Other                                                            0.15%                        0.12%
                                                  --------------------     ------------------------
    Total                                                      100.00%                      100.00%
                                                  ====================     ========================
---------------------------------------------------------------------------------------------------

The balance for total gross loans has increased by about $3.5 million, or less than 1% between the periods ended June 30, 2001 and June 30, 2000. As one can see in the Loan Distribution table, the most significant change between June 30, 2001 and June 30, 2000 has been the slight decline of the Company's real estate secured loan portfolio. This volume decreased by about $14 million during the intervening period, declining to about 66% of all loans, from 70% of all loans at June 30, 2000. The primary increase noted in the volume change between periods is the growth of commercial and industrial loans. This has been accomplished primarily in the increased activity levels of the Company's newer branches. Generally speaking, there are no other substantial changes in the Company's loans held in the categories noted, over the periods under review.

Another portion of the Company's lending business which is not readily determinable from the loan volumes presented, are the residential loans internally generated by the real estate mortgage loan department and then sold in the secondary market to government sponsored agencies or other long term lenders. Further, the Company originates and sells agricultural mortgage loans to certain other investors. Total agricultural and long-term real estate loans serviced for others were $153 million at June 30, 2001 including $73 million under sub-servicing arrangements, as compared to $181 million at June 30, 2000. The sub-servicing arrangement elates to the loan servicing sale in the current quarter. As a result, the Company currently services only agricultural and SBA loans.

The following table reflects the maturity structure of the Company's loan portfolio as of the date indicated:

===================================================================================================



Loan Maturity                                               Three
(dollars in thousands, unaudited)                           months       After One Year
June 30, 2001                           Three Months      thru twelve      But Within      After Five
                                         or Less            months         Five Years        Years        TOTAL
                                       ---------------------------------------------------------------------------
Agricultural                               $ 4,892         $ 4,076         $ 4,555        $    865        $ 14,388
Commercial and Industrial                  $ 3,968         $27,469         $24,622        $ 22,538        $ 78,597
Real Estate                                $   933         $29,671         $43,095        $199,094        $272,793
Consumer Loans                             $    60         $ 1,221         $19,447        $ 16,909        $ 37,637
Credit Cards                               $   807         $ 3,672         $ 6,994        $      -        $ 11,473
                                       ---------------------------------------------------------------------------
TOTAL                                      $10,660         $66,109         $98,713        $239,406        $414,888
                                       ===========================================================================

Note -- Non accrual loans are intermixed within each group. Of the $338 million in loans maturing after one year, $172 million or 51% represents fixed rate loans. The remaining portion represents variable or floating rate loans.
--------------------------------------------------------------------------------

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Commitments to extend credit were $139 million at June 30, 2001 as compared to $129 million at June 30, 2000. These commitments represented 34% and 31% of outstanding gross loans at each of the periods noted, respectively. Of total commitments, credit card commitments represented $42 million and $34 million at June 30, 2001 and 2000, respectively. These amounts approximated 30% and 26%, respectively, of total commitments at that time. The Company's stand-by letters of credit totaled $7.0 million at June 30, 2001 and $6.7 million at June 30, 2000. These totals represented 5% of total commitments outstanding at each of the reported periods.

NONACCRUAL AND RESTRUCTURED
LOANS AND OTHER ASSETS

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


=============================================================================================================
Non-performing Assets
(dollars in thousands, unaudited)
                                                                                   June 30          June 30
                                                                                     2001            2000
                                                                                 -----------      -----------
NON-ACCRUAL LOANS:
Agricultural                                                                     $         -      $         -
Commercial and Industrial                                                        $         -      $         9
Real Estate
  Secured by Commercial/Professional Office
    properties including construction and development                            $         -      $       119
  Secured by Residential Properties                                              $         -      $       230
  Secured by Farmland                                                            $     4,611      $       150
  Held for Sale                                                                  $         -      $         -
Consumer Loans                                                                   $        43      $        28
Credit Cards                                                                     $        56      $        78
                                                                                 -----------      -----------
     TOTAL                                                                       $     4,710      $       614
                                                                                 ===========      ===========
LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
  (as to principal OR interest)
Agricultural                                                                     $        49      $       340
Commercial and Industrial                                                        $       261      $       207
Real Estate
  Secured by Commercial/Professional Office
    properties including construction and development                            $       569      $         -
  Secured by Residential Properties                                              $       467      $       248
  Secured by Farmland                                                            $       164      $       554
  Held for Sale                                                                  $         -      $         -
Consumer Loans                                                                   $        14      $        43
Credit Cards                                                                     $        36      $        20
                                                                                 -----------      -----------
     TOTAL                                                                       $     1,559      $     1,412
                                                                                 ===========      ===========
Restructured Loans                                                                       N/A              N/A
Other Real Estate Owned                                                          $       884      $     1,666
Total Nonperforming assets                                                       $     7,153      $     3,692
Nonperforming loans as percentage of total gross loans                                 1.51%            0.49%
Nonperforming assets as a percentage of total gross loans                              1.72%            0.90%
  and other real estate owned

-------------------------------------------------------------------------------------------------------------

Non-performing assets increased substantially to $7.2 million at June 30, 2001 from $3.7 million at June 30, 2000, an increase of over 90%. This increase was due to the loss of insured property and the subsequent declaration of bankruptcy by a large agricultural borrower. This borrower's loans were placed on non-accrual in the approximate amount of $4.5 million during the quarter ended March 31, 2001. As a result, the $800,000 decrease in OREO between June 30, 2001 and June 30, 2000 was negated by the increase in non-accrual loans of this borrower.

Loans 90 days or more past due and still accruing increased only moderately over the period to $1.6 million at June 30, 2001 from $1.4 million at June 30, 2000. As a result of the increase in non-accrual loans, non-performing assets increased substantially to 1.72% of total gross loans and OREO at June 30, 2001 from .90% at June 30, 2000.

Although the Company's overall credit quality has generally improved over the last year, except for the one credit previously noted, the Company anticipates normal influxes of non-accrual loans as it further increases its lending activities. The Company also expects some level of other real estate owned to occur, as more aggressive collection activities are undertaken to resolve problem and non-accrual credits. The performance of any individual loan can be impacted by factors beyond the Company's control, such as the interest rate environment or factors particular to a borrower, such as their suppliers or personal circumstances.

ALLOWANCE FOR LOAN LOSSES
-------------------------

Credit risk is inherent in the business of extending credit to individuals, partnerships, and corporations, and the Company sets aside an allowance for loan losses through charges to earnings. The charges are reflected in the income statement as the provision for loan losses. The specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company formally assesses the adequacy of the allowance on a quarterly basis. An important step in this assessment and managing credit risk is to periodically grade all of the larger loans and other loans where there may be a question of repayment. A portion of the allowance for loan losses is then allocated to the delinquent or otherwise questionable loans in an amount sufficient to cover the Company's estimate of the loss potential that might exist in each of these identified credits. A portion of the allowance is also allocated to the remainder of the loans based on their portfolio category and the extent of collateralization inherent. The Company's determination of the level of the allowance and corresponding provision for loan losses rests on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing internal examination process and that of its regulators. The Company considers the allowance for loan losses of $5.4 million at June 30, 2001, adequate to cover losses inherent in loans, commitments to extend credit, and standby letters of credit.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by category, is presented in the Allowance for Possible Loan Losses table.


=============================================================================================================
Allowance for Possible Loan Losses
(dollars in thousands, unaudited)
                                                            For the Quarter          For the Six-Month Period
                                                             Ended June 30,               Ended June 30,
                                                           2001         2000             2001        2000
                                                        ----------   ----------       ----------   ----------
Balances:
Average gross loans outstanding during period           $  417,355   $  372,297       $  419,349   $  350,063
Gross loans outstanding at end of period                $  414,888   $  411,322       $  414,888   $  411,322

Allowance for Possible Loan Losses:
Balance at beginning of period                          $    5,616   $    4,678       $    5,362   $    4,338
Provision Charged to Expense                            $      200   $      690       $      600   $    1,380
Loan Charge-offs
 Agricultural                                           $       67   $        -       $       67   $       50
 Commercial & Industrial Loans                          $      185   $      465       $      186   $      516
 Real Estate loans                                      $        -   $        -       $        -   $        -
 Consumer Loans                                         $      149   $       41       $      161   $      103
 Credit Card Loans                                      $      168   $      175       $      347   $      391
                                                        ----------   ----------       ----------   ----------
  Total                                                 $      569   $      681       $      761   $    1,060
Recoveries
 Agricultural                                           $        -   $        -       $        1   $       12
 Commercial & Industrial Loans                          $      131   $       11       $      148   $       15
 Real Estate loans                                      $        -   $        -       $        -   $        -
 Consumer Loans                                         $       10   $       17       $       23   $       21
 Credit Card Loans                                      $       19   $       14       $       34   $       23
                                                        ----------   ----------       ----------   ----------
  Total                                                 $      159   $       42       $      205   $       71
Net Loan (Charge Offs) Recoveries                       $     (410)  $     (639)      $     (556)  $     (989)
                                                        ----------   ----------       ----------   ----------
Balance                                                 $    5,406   $    4,729       $    5,406   $    4,729
                                                        ==========   ==========       ==========   ==========
RATIOS
------
Net Charge-offs to Average Loans                             0.10%        0.17%            0.13%        0.28%
Net Charge-offs to Loans at End of Period                    0.10%        0.16%            0.13%        0.24%
Allowance for Possible Loan Losses to
 Gross Loans at End of Period                                1.30%        1.15%            1.30%        1.15%
Allowance for Possible Loan Losses to
 Net Loans at End of Period                                  1.32%        1.16%            1.32%        1.16%
Net Loan charge-offs to
 Allowance for possible loan losses                          7.59%       13.51%           10.29%       20.91%
Net Loan Charge- offs to
 Provision charged to operating expense                    205.10%       92.61%           92.70%       71.67%
-------------------------------------------------------------------------------------------------------------

As shown at June 30, 2001, the allowance for loan losses was $5.4 million or 1.30% of gross loans, as compared to $4.7 million or 1.15% at June 30, 2000. The provision for loan losses was $200,000 in the second quarter of 2001 as compared to $690,000 for the same period of 2000. At the current time, the Company performs a monthly analysis of the Company's loan loss reserve adequacy in order to more effectively monitor the quality of the loan portfolio, and determine the required provision to ensure the continued adequacy of the loan loss reserve.

                               NON-EARNING ASSETS
                               ------------------

Non-earning assets are those assets that by their characteristics do not generate interest income for the Company. Generally speaking, a financial institution would prefer to minimize such assets, which are primarily composed of cash and due from balances, fixed assets and "other" assets. At June 30, 2001 and 2000 such assets totaled $69 million and $76 million. During the quarters ended June 30, 2001 and 2000, such assets represented approximately 10% and 12% of average total assets, respectively.

As a result of the acquisition of Sierra National Bank, the volume of other non-earning assets increased by the goodwill intangible created upon the purchase, and deferred compensation agreements which were arranged for the benefit of certain officers and directors of Sierra National Bank.

                         INTEREST BEARING LIABILITIES
                         ----------------------------

DEPOSITS
--------

An important component in analyzing net interest margin is the composition and cost of the Company's deposit base. Net interest margin is improved to the extent that growth in deposits can be focused in the less volatile and somewhat more traditional core deposits, which are non-interest bearing demand, NOW accounts, savings accounts and money market deposit accounts.

As illustrated in the Average Balances and Rates table, the average rate paid on interest bearing deposits decreased moderately to 4.25% during the quarter ended June 30, 2001 from 4.44% for the quarter ended June 30, 2000. Average interest bearing deposit volumes increased by about $47 million, or approximately 13% for the second quarter of 2001 over the quarter ended June 30, 2000.

As previously noted, the primary difference between deposit volumes at June 30, 2001, when compared to June 30, 2000, is the growth of money market accounts. This change was due to promotional rates and terms within money market advertisements during the first and second quarters of the year. This category change modified the Company's interest rate risk, its deposit cash flows, and the reported amount of core deposits.

Potentially, the most volatile deposits in a financial institution are the large certificates of deposits, those generally over $100,000. Because these deposits when considered with other customer specific deposits may exceed the maximum amount of FDIC insurance for an account, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000. The Company may find such certificates to be more volatile than those generated within its branches from traditional sources; however, as the newer branches generate domestic deposit growth, this effect should be somewhat mitigated.

FED FUNDS PURCHASED & SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------------------

In addition to deposit accounts at June 30, 2001, repurchase agreements totaled approximately $15 million; these represent "sweep accounts", non-deposit investment accounts secured by pledged assets held segregated from the Company's own securities portfolio. The commercial account customer base of the Company has requested more intensive cash management facilities than those previously available in the local market, and the Company's "sweep" product is meant to meet this need. The extent of utilization has grown over the past year, and as reflected in the Average Balances and Rates table for the period ended June 30, 2001, "sweep" funds represented about 3% of total interest bearing liabilities, as compared to approximately 4% for the quarter ended June 30, 2000.

OTHER BORROWED MONEY
--------------------

As noted in the Average Balances and Rates table, the Company also has had occasion to make use of "other borrowings". These funds represent temporary overnight advances from the Federal Home Loan Bank of San Francisco which are meant to support temporary reductions in liquidity due to seasonal deposit flows, high temporary loan demands, or other short-term needs. This source was not utilized during the quarter ended June 30, 2001, and represented about 3% of total interest bearing liabilities during the quarter ended June 30, 2000.

                        NON-INTEREST BEARING LIABILITIES
                        --------------------------------

DEPOSITS
--------

Non-interest bearing deposit liabilities are an integral part of a financial institution's funds portfolio. Generally speaking, they provide a stable source of non-interest bearing funds which require cash, personnel, and data systems to support. Conversely, they provide fee income and investable funds. Non-interest bearing demand deposits averaged about 23% of total average deposits for both the second quarter of 2001 and the second quarter of 2000.

OTHER
-----

Other liabilities are primarily comprised of interest payable, expenses accrued but unpaid, and certain clearing amounts. Generally speaking, this other liability balance represents a very small percentage of overall liabilities, and is inconsequential to the discussion of bank funding sources.

                            OVERALL RISK MANAGEMENT

Borrowing funds from customers at different rates and terms, and correspondingly lending such funds to other customers at yet different rates and terms, subjects the Company to various risks.

The Company must address daily the varied and sundry factors which impacts its continuing operations. Two of these factors are always prevalent: the economic climate that encompasses our business environment; and the regulatory framework that governs our practices and procedures. In addition to those factors, there are risks specific to the operation of a financial intermediary. These are interest rate risk, liquidity risk and asset-quality risk.

INTEREST RATE RISK MANAGEMENT
-----------------------------

The Company derives its income from two sources. As previously discussed: one is net interest income brought about by the successful employment of earning assets less the costs of interest bearing liabilities; the other is net non-interest income which is service charges and fees, less the other operating costs borne by the Company. The net interest margin is a calculation which reflects variable and fixed rate interest on investments and loans, less variable and fixed rate interest expense on deposits and other interest bearing liabilities. A majority of the rates of interest that the Company earns on its assets and pays on its liabilities, are established contractually for a specified period of time. Unfortunately, market interest rates change over time and if a financial institution cannot quickly adapt to market interest rate changes, then as a result it may be exposed to lower profit margins or even losses. For instance, if the Company was to fund long-term assets with short-term deposits, and interest rates rise over the term of the asset, the short-term deposits would rise in cost, decreasing or perhaps eliminating the prior amount of net interest income. Similar risks exist when rate sensitive assets (for example, prime based loans) are funded by longer-term fixed rate liabilities in a falling rate environment.

Several techniques are used by the Company to manage this interest rate risk. The Company continually analyzes assets and liabilities based on their payment streams and interest rates, the timing of their maturities, and their sensitivity to potential changes in market interest rates. Such activities fall within the broad definition of asset/liability management.

One technique used is measurement of the Company's asset/liability gap - the difference between cash flow amounts of interest sensitive assets and liabilities that will be repriced over a specified period, as illustrated in the Interest Rate Sensitivity Gap table. For example, if the total asset amount to be repriced within a certain period exceeds the corresponding total liability amount for the same period, then the institution is said to be asset sensitive. In this example, if market interest rates rose, net interest income would increase. If the opposite were true and rates fell, net interest income would also fall. The gap analysis used by the Company may not accurately reflect the effect on the Company as a result of changing interest rates since the gap analysis 1) assumes that assets and liabilities will be repriced only when they mature; and 2) assumes the same amount of change will be felt in both asset and liability portfolios.

The following Interest Rate Sensitivity Gap table sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of June 30, 2001; the interest rate sensitivity gap, (interest rate sensitive assets minus interest rate sensitive liabilities) the cumulative interest rate sensitivity gap and the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities):

====================================================================================================================================
Interest Rate Sensitivity Gap                                                      June 30, 2001
 (dollars in thousands, unaudited)
                                                                 After Three         After One
                                                   Within         Months but          Year but
                                                   Three          Within One        Within Five        After Five
                                                   Months           Year               Years              Years           Total
Interest Earning Assets:
 Interest Earning Deposits                     $       190     $          380     $          195     $          -     $        765
 Federal Funds Sold                            $     1,700     $            -     $            -     $          -     $      1,700
 Investment Securities                         $     1,603     $        9,122     $       41,890     $     56,198     $    108,813
 Loans                                         $   173,994     $       26,160     $       57,880     $    156,854     $    414,888
                                               -----------     --------------     --------------     ------------     ------------
  TOTAL                                        $   177,487     $       35,662     $       99,965     $    213,052     $    526,166
Interest Bearing Liabilities:
 Interest Bearing Demand Deposits              $    44,888     $            -     $            -     $          -     $     44,888
 Savings Deposits                              $    29,125     $            -     $            -     $          -     $     29,125
 MMDA's                                        $    96,036     $            -     $            -     $          -     $     96,036
 Time Deposits less than $100,000              $    73,299     $       59,587     $        6,909     $        151     $    139,946
 Time Deposits of $100,000 or more             $    62,250     $       31,533     $        2,383     $          -     $     96,166
 Borrowed Funds                                $    14,679     $            -     $            -     $          -     $     14,679
                                               -----------     --------------     --------------     ------------     ------------
  TOTAL                                        $   320,277     $       91,120     $        9,292     $        151     $    420,840
Interest Rate Sensitivity Gap                  $  (142,790)    $      (55,458)    $       90,673     $    212,901     $    105,326
                                               -----------     --------------     --------------     ------------     ------------
Cumulative Interest Rate Sensitivity Gap       $  (142,790)    $     (198,248)    $     (107,575)    $    105,326
                                               -----------     --------------     --------------     ------------
Cumulative Interest Rate
 Sensitivity Gap Ratio                               55.42%             51.81%             74.43%          125.03%
                                               -----------     --------------     --------------     ------------
------------------------------------------------------------------------------------------------------------------------------------

The interest rate gap reported in Interest Rate Sensitivity Gap table for the first time frame, within three months, is $143 million, or almost 55%. This reports that the Company is liability sensitive, or likely to exhibit decreased earnings in a rising interest rate environment. Over the periods reported, the Company becomes more liability sensitive within one year, but becomes more asset sensitive as the longer-term consumer loans and tax free bond portfolio maturities appear, such longer-term assets which are unmatched in customer originated deposit maturities.

Generally speaking, however, although the Company appears liability sensitive, shorter-term repriceable deposits such as NOW accounts, savings deposits and Money Market Deposit Accounts have very little immediate rate movement in an increasing rate environment. If this were the case, the Company would actually appear to be somewhat asset sensitive, with an asset sensitivity of about $27 million in the current period. No such assurance can be given, however, that this would be the case in a rising rate environment.

Another technique adds to gap analysis by considering the average life of the sum of cash flows for the asset or liability. This "duration" is measured by weighting cash flow amounts based on their timing, which takes into effect a consideration not made in gap analysis.

The Company uses a more sophisticated technique called simulation modeling. The Company's simulation modeling system analyzes data from each of the Company's current asset and liability portfolios which has been downloaded from the Company's loan and deposit applications, and then projects various scenarios over future periods. The estimated cash flows for each of three market interest rate scenarios (most likely, rising and falling) are separately calculated for each likelihood. The resulting three ranges of probable risk exposures then reflect current and expected interest rate risk based on current loan and deposit structures. One can also vary the mix of asset and liability portfolios and pricing strategies, and arrive at the most desirable interest income alternative. This is the method by which the Company governs its extent of interest rate risk.

LIQUIDITY RISK MANAGEMENT
-------------------------

Liquidity refers to the Company's ability to maintain a cash flow that is adequate to fund operations, meet obligations and other commitments in a timely and cost-effective fashion. The Company needs sources of funds to meet short-term cash requirements which may be brought about by loan growth or deposit outflows, or other asset purchases or liability repayments. These funds are traditionally made available by drawing down correspondent Company deposit accounts reducing the volume of Fed funds sold, selling securities, selling other assets, or borrowing funds from other institutions. This funds availability is called liquidity. Fed funds sold at June 30, 2001 were $2 million. In addition, the Company generally has a portfolio of available for sale investments, which could be sold should the need arise for immediate cash. As of June 30, 2001, this category comprised all of the Company's investment portfolio, as compared to $78 million and about 68% of the investment portfolio at June 30, 2000. In addition to on-balance-sheet liquidity, the Company has available off-balance-sheet liquidity in the form of lines of credit available in the approximate amount of $102 million at June 30, 2001. The Company manages its liquidity in such a fashion as to always be able to meet any unexpected sudden change in levels of assets held or deposit liabilities assumed.

ASSET-QUALITY RISK MANAGEMENT
-----------------------------

Financial institutions have generally suffered their most severe earnings declines as a result of customers' inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies, which have brought about declines in overall property values. Credit risk is inherent to the business of extending loans to individuals, partnerships or corporations, such loan losses result from a borrower's inability or unwillingness to pay. The Company sets aside an allowance or reserve for loan losses through charges to earnings, to cover such loan losses. In addition, certain investments which the Company may purchase have the potential of becoming less valuable as the conditions change in the obligor's financial capacity to repay, based on regional economies or industry downturns. As a result of these types of failures, an institution may suffer asset-quality risk, and may lose the ability to collect full repayment of an obligation to the Company. Since loans are the most significant assets of the Company, and generate the largest portion of revenues, the Company's management of asset quality risk is primarily focused on loan quality. The Company achieves a certain level of loan quality by establishing a sound credit plan which includes defining goals and objectives and devising and documenting credit policies and procedures. These policies and procedures identify certain markets, set goals for portfolio growth or contraction, and establish limits on industry and geographic concentrations. In addition, these policies establish the Company's underwriting standards and the methods of monitoring ongoing credit quality. Unfortunately, however, the Company's asset-quality risk may be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values and trends in particular industries or geographic markets. The Company's internal factors for controlling risk are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with our loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

CAPITAL MANAGEMENT
------------------

The Company uses a variety of measures to evaluate the Company's capital adequacy. Management reviews the various capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company's current capital position exceeds current guidelines established by industry regulators. By the current regulatory definitions, the Company is adequately capitalized, the second highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member companies such as the Company.
These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders' equity less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. Tier 2 Capital includes preferred stock and certain types of debt equity, which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations.

Under the guidelines, the Company was defined as "adequately capitalized" as of June 30, 2001 and December 2000. The following table sets forth the Company's regulatory capital ratios as of the dates indicated:

=================================================================================================================================
Risk Based Ratios
(dollars in thousands, unaudited)                         June 30,              December 31,               Minimum Requirement
                                                            2001                    2000                for Well Capitalized Bank
                                                    -------------------      ------------------      ----------------------------
Total Capital to Total Risk-weighted Assets                 9.68%                   9.00%                        10.00%
Tier 1 Capital to Total Risk-weighted Assets                8.43%                   7.80%                         6.00%
Tangible Equity Ratio                                       6.08%                   5.60%                         5.00%
=================================================================================================================================

As a result of the acquisition of Sierra National Bank during May 2000, the Company's Capital Adequacy Ratios have declined. As the Company retains additional earnings during the year, and does not grow substantially over the same period, it is expected that the Company's capital ratios will improve, although no assurance can be given that this, in fact, will occur. The retention of earnings is the Company's current sole source of capital, and it is not expected that this single source will be supplemented or complemented by additional common stock or debt equity in the immediate future.

At the current time, there are no commitments that would engender the use of material amounts of the Company's capital.

                        PART I - FINANCIAL INFORMATION
                                    Item 3

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

The Company's policy is to limit the change in the Company's net interest income to plus or minus 5% based on a 200 basis point (bp) shock in interest rates. As of June 30, 2001, the Company had the following estimated net interest income sensitivity profile:


--------------------------------------------------------------------------------
                           Immediate Change In Rate
                           ------------------------
                                            +200 bp            -200 bp
                                            -------            -------
Net Interest Income Change                  608,000           (829,000)
--------------------------
--------------------------------------------------------------------------------


The above profile illustrates that if there were an immediate increase of 2% in the prime rate over the next year, the Company's net interest income would be increased by $608,000, or approximately 1.94%. By the same token, if there were an immediate downward adjustment of 200 bp or 2% in the prime rate, the Company's net interest income would be adversely effected by $829,000 over the next year, or approximately 2.65%.

In addition, the Company calculates changes in the economic value of its investment, loan and deposit portfolios based on various rate scenarios. The amount of change of economic value is based on the profiles of each portfolio and its inherent structure, which includes: the rate, whether its rate is fixed or floating, the likelihood of prepayment or repayment, the maturity of the instrument and the particular circumstances of the customer. The quantification of the change in economic value can somewhat be noted by the FAS 107 Fair Value of Financial Instruments in the Consolidated Financial Statements in the Annual Report on Form 10-K. However, such values change over time based on certain assumptions about interest rates and likely changes in the yield curve.


FORWARD-LOOKING STATEMENTS
--------------------------

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

Words such as "expects", "anticipates", "believes", and "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecasted in, or implied by, such forward-looking statements.

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

Not applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The Company's annual meeting of shareholders was held on May 23, 2001. Proxies were solicited by the Company's management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management's nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

                                FOR     AGAINST  ABSTAIN
     Albert L. Berra         7,578,850   31,791     -
     Vincent L. Jurkovich    7,578,850   31,791     -
     Robert H. Tienken       7,578,850   31,791     -
     Gordon T. Woods         7,576,850   33,791     -

The terms of the following directors continued after the shareholders' meeting:
James C. Holly,  Howard H. Smith, Morris Tharp, Gregory A. Childress and Robert
L. Fields.

The resolution was voted on approving the Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation, as described in the Company's Proxy Statement/Prospectus dated April 27, 2001. The votes tabulated were as follows:

                      FOR           AGAINST        ABSTAIN
                    7,403,389       13,200         194,052

ITEM 5. OTHER INFORMATION
-------------------------

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)   Exhibits
      --------

3.1  Articles of Incorporation of Registrant*
3.2  Amendment of Articles of Incorporation of Registrant*
3.3  Bylaws of Registrant*
10.1 Bank of the Sierra 1998 Stock Option Plan (assumed by Registrant in Reorganization)*
11 Statement regarding computation of Per Share Earnings (see Notes to Consolidated Financial Statements)

*Incorporated by reference from Form S-4 Registration Statement (No. 333-53178) as filed with the Securities and Exchange Commission on January 4, 2001.

(b)   Reports on Form 8-K
      -------------------

A Form 8-K was filed on June 19, 2001 by the Bank with the Federal Deposit Insurance Corporation. This report on Form 8-K detailed certain information concerning a change in the Registrant's Certifying Accountant. The change was from McGladrey & Pullen, LLP to Perry-Smith LLP.

SIGNATURES
----------

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2001.




8/8/01                           /s/ James C. Holly
------                           ------------------
Date                             SIERRA BANCORP
                                 James C. Holly
                                 President &
                                 Chief Executive Officer



8/8/01                           /s/ Jack B. Buchold
------                           -------------------
Date                             SIERRA BANCORP
                                 Jack B. Buchold
                                 Senior Vice President &
                                 Chief Financial Officer