Form 10-Q
period 2001-09-30
SIERRA BANCORP
filed 2001-11-14
CIK 1130144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM __________________ TO __________________


Commission file number 000-33063
                       ---------

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

                                 YES  X    NO _____
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,212,280 shares outstanding as of October 31, 2001

                                    FORM 10-Q

                                Table of Contents
                                -----------------

                                                                                                               Page
                                                                                                               ----
Part I - Financial Information                                                                                    3
     Item 1. Financial Statements                                                                                 3
         Consolidated Balance Sheets                                                                              3
         Consolidated Statements of Income & Comprehensive Income                                                 4
         Consolidated Statements of Cash Flows                                                                    5
         Notes to Consolidated Financial Statements                                                               6

     Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations                    8
     Summary of Financial Data                                                                                    8
         Earnings Performance                                                                                     9
         Net Interest Income                                                                                      9
         Non-interest Income/Expense                                                                             14
     Balance Sheet Analysis                                                                                      15
         Earning Assets                                                                                          15
              Loan Portfolio                                                                                     15
              Non-accrual and Restructured Loans and Other Assets                                                16
              Allowance for Loan Losses                                                                          18
         Interest Bearing Liabilities                                                                            20
              Deposits                                                                                           20
              Fed Funds Purchased & Securities Sold Under Agreements to Repurchase                               20
              Other Borrowed Money                                                                               20
         Non-Interest Bearing Liabilities                                                                        20
     Interest Rate Risk Management                                                                               21
     Liquidity                                                                                                   23
     Capital Resources                                                                                           23

     Item 3.  Qualitative & Quantitative Disclosures About Market Risk                                           25
         Market Risk Management                                                                                  25
         Forward-Looking Statements                                                                              26


Part II - Other Information                                                                                      27
     Item 1. - Legal Proceedings                                                                                 27
     Item 2. - Changes in Securities                                                                             27
     Item 3. - Defaults upon Senior Securities                                                                   27
     Item 4. - Submission of Matters to a vote of Security Holders                                               27
     Item 5. - Other Information                                                                                 27
     Item 6. - Exhibits and Reports on Form 8-K                                                                  27

Signatures                                                                                                       28

=======================================================================================================================
                                                  PART I - FINANCIAL INFORMATION
                                                              Item 1
=======================================================================================================================
                                                          SIERRA BANCORP

                                                    CONSOLIDATED BALANCE SHEETS
                                                 (dollars in thousands, unaudited)
=======================================================================================================================
                           ASSETS                        September 30, 2001    December 31, 2000     September 30, 2000
                                                         -------------------   ------------------    ------------------
Total cash and cash equivalents                          $            34,342    $          44,910    $           43,872
                                                         -------------------    -----------------    ------------------

Securities:
      Held to maturity                                                     -                    -                76,758
      Available for sale                                              98,634              109,925                39,474
                                                         -------------------    -----------------    ------------------
          Total Securities                                            98,634              109,925               116,232
Loans:
     Gross loans                                                     432,000              421,696               420,831
     Allowance for loan losses                                        (5,370)              (5,362)               (5,210)
     Deferred loan fees                                                 (309)                  58                    97
                                                         -------------------    -----------------    ------------------
          Net Loans                                                  426,321              416,392               415,718

Other equity securities                                                1,774                2,591                     -
Premises and equipment, net                                           14,240               14,477                14,423
Other real estate owned                                                  774                1,530                 1,449
Accrued interest receivable                                            4,000                4,902                 4,745
Other assets                                                          11,986               11,999                10,375
                                                         -------------------    -----------------    ------------------
                        TOTAL ASSETS                                 592,071              606,726               606,814
                                                         ===================    =================    ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand                                              $           129,800    $         130,592    $          125,955
     Interest bearing demand                                          45,645               45,815                46,041
     Savings                                                          30,094               31,195                32,431
     MMDA's                                                           90,566               44,239                47,147
     TDOA's, IRA's & KEOGH'S                                          21,812               19,197                19,210
     Time deposits * $100,000                                        116,222              130,884               132,689
     Time deposits ** $100,000                                        87,299              125,854               119,892
                                                         -------------------    -----------------    ------------------
          Total Deposits                                             521,438              527,776               523,365
     Federal funds purchased and repurchase agreements                16,273               13,584                13,434
     Other borrowed funds                                              5,050               20,700                28,000
     Accrued interest payable                                            591                1,087                 1,029
     Other liabilities                                                 3,409                2,797                 2,007
                                                         -------------------    -----------------    ------------------
                     TOTAL LIABILITIES                               546,761              565,944               567,835
                                                         -------------------    -----------------    ------------------
STOCKHOLDERS' EQUITY
     Common stock, no par value                                        2,285                2,285                 2,285
     Retained earnings                                                40,855               37,430                36,371
     Accumulated other comprehensive income                            2,170                1,067                   323
                                                         -------------------    -----------------    ------------------
     Total stockholders' equity                                       45,310               40,782                38,979
                                                         -------------------    -----------------    ------------------
                   TOTAL LIABILITIES AND                 $           592,071    $         606,726    $          606,814
                                                         ===================    =================    ==================
                   STOCKHOLDERS' EQUITY
=======================================================================================================================

 * less than
** more than

=========================================================================================================================
                                                       SIERRA BANCORP
                                 CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
                                 (dollars in thousands, except per share data, unaudited)
=========================================================================================================================
                                                                        For the Quarter       For the Nine-Month Period
                                                                         Ended Sept 30,              Ended Sept 30,
INTEREST INCOME:                                                       2001          2000          2001          2000
                                                                   -----------   -----------   -----------   -----------
Interest on federal funds sold and interest bearing deposits       $       128   $       199   $       392   $       218
US Treasury securities                                                      15           299           253           981
US Gov't agencies & corporations                                           523           804         1,928         1,826
State and political subdivsions                                            493           518         1,522         1,496
Mortgage-backed securities                                                 370             -           712             -
Other domestic debt                                                          -           264             -           264
Equities                                                                    13            24            76            75
Interest and fees on loans                                               8,978        10,595        28,071        28,123
                                                                   -----------   -----------   -----------   -----------
          Total interest income                                         10,520        12,703        32,954        32,983

INTEREST EXPENSE:
Interest on deposits                                                     3,512         4,978        12,790        12,387
Interest on borrowed funds                                                 111           211           419           933
                                                                   -----------   -----------   -----------   -----------
          Total Interest Expense                                         3,623         5,189        13,209        13,320
          Net Interest Income                                            6,897         7,514        19,745        19,663
Provision for loan losses                                                  100           690           700         2,070
                                                                   -----------   -----------   -----------   -----------
          Net Interest Income after Provision for Loan Losses            6,797         6,824        19,045        17,593

OTHER OPERATING INCOME:
Service charges on deposit accounts                                      1,230         1,136         3,532         2,954
Gains on sales of securities                                               420             -           748             -
Gains on sales of loans                                                    316           123           755           297
Other                                                                      548           462         2,416         1,324
                                                                   -----------   -----------   -----------   -----------
          Total other operating income                                   2,514         1,721         7,451         4,575

OTHER OPERATING EXPENSES:
Salaries and employee benefits                                           2,522         2,676         8,504         7,312
Occupancy expense                                                        1,035         1,044         3,113         2,560
Other                                                                    2,590         2,671         7,488         6,355
                                                                   -----------   -----------   -----------   -----------
          Total other operating expenses                                 6,147         6,391        19,105        16,227
                                                                   -----------   -----------   -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                 3,164         2,154         7,391         5,941
Provision for income taxes                                               1,155           713         2,677         2,073
                                                                   -----------   -----------   -----------   -----------
NET INCOME                                                         $     2,009   $     1,441   $     4,714   $     3,868
Other comprehensive income, unrealized gain (loss)
         on securities, net of income taxes                        $       709   $        80   $     1,103   $       (23)
                                                                   -----------   -----------   -----------   -----------
COMPREHENSIVE INCOME                                               $     2,718   $     1,521   $     5,817   $     3,845
                                                                   ===========   ===========   ===========   ===========
PER SHARE DATA
Earnings per share basic                                           $      0.22   $      0.16   $      0.51   $      0.42
Average shares outstanding, basic and diluted                        9,212,280     9,212,280     9,212,280     9,212,280
Book value                                                         $      4.92   $      4.23   $      4.92   $      4.23
Cash dividends                                                     $      0.04   $      0.06   $      0.14   $      0.17
========================================================================================================================

========================================================================================================================
                                                      SIERRA BANCORP
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (dollars in thousands, unaudited)
========================================================================================================================
                                                                                         Nine Months Ended Sept 30,
Cash Flows from Operating Activities                                                       2001             2000
                                                                                         --------         --------
     Net income                                                                          $  4,714         $  3,868
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
    (Gain) Loss from sale of other real estate owned, net of
       write-downs                                                                           (154)             485
    (Gain) on sales of loans                                                                 (755)               -
    Loss on sale of premises and equipment                                                      -                -
    Provision for loan losses                                                                 700            2,070
    Depreciation                                                                            1,465            1,251
    Net accretion on securities                                                               (89)             (41)
    (Gain) on sale of securities                                                             (748)               -
    Loss on write-off of fixed assets                                                           4                -
    Amortization of intangibles                                                               252              132
    Increase (Decrease) in unearned net loan fees                                             368             (191)
    (Decrease) Increase in deferred taxes                                                    (435)              30
    Proceeds from sales of loans held for sale                                             46,370           20,131
    Originations of loans held for sale                                                   (46,057)         (11,801)
    (Increase) Decrease in interest receivable and other assets                              (154)          (1,705)
   Increase (Decrease) in other liabilities                                                   268           (1,041)
                                                                                         --------         --------
          Net cash provided by (used in) operating activities                               5,749           13,188
                                                                                         --------         --------

Cash Flows from Investing Activities
    Maturities of securities held to maturity                                                   -            2,448
    Maturities of securities available for sale                                             7,746           11,036
    Proceeds from calls of securities held to maturity                                          -              386
    Proceeds from sales/calls of securities available for sale                             32,804            2,042
    Purchases of securities held to maturity                                                    -          (14,668)
    Purchases of securities available for sale                                            (31,550)         (12,578)
    Principal paydowns on securities available for sale                                     5,917                -
    Decrease in federal funds sold                                                            246                -
    Increase in loans receivable                                                          (10,341)         (58,132)
    Purchases of premises and equipment                                                    (1,277)          (1,299)
    Proceeds from sales of other real estate owned                                          1,771            2,052
    Purchase of Sierra National Bank, net of cash and cash equivalents acquired                 -            2,926
    Other                                                                                    (895)           1,768
                                                                                         --------         --------
          Net cash provided by (used in) investing activities                               4,421          (64,019)
                                                                                         --------         --------

Cash Flows from Financing Activities
     (Decrease) Increase in deposits                                                       (6,338)          55,860
     (Decrease) Increase in borrowed funds                                                (15,800)           4,200
     Increase in repurchase agreements                                                      2,689            4,796
     Cash dividends paid                                                                   (1,289)          (1,566)
                                                                                         --------         --------
          Net cash (used in) provided by financing activities                             (20,738)          63,290
                                                                                         --------         --------
          Increase (decrease) in cash equivalents                                         (10,568)          12,459
Cash and Cash Equivalents
     Beginning of period                                                                   44,910           31,413
                                                                                         --------         --------
     End of period                                                                       $ 34,342         $ 43,872
                                                                                         ========         ========
=====================================================================================================================

                                 SIERRA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001


Sierra Bancorp
--------------

On November 16, 2000, Sierra Bancorp was incorporated as a bank holding company, for the purpose of acquiring Bank of the Sierra (the "Bank") in a one bank holding company reorganization. The new corporate structure is intended to give Sierra Bancorp and the Bank greater flexibility in terms of operation, expansion and diversification. Shortly after the incorporation, Sierra Bancorp filed a registration statement on form S-4 with the Securities and Exchange Commission in order to register its common stock which was issued pursuant to the terms of a Plan of Reorganization and Agreement of Merger dated December 14, 2000. The Plan of Reorganization and Agreement of Merger provided for the exchange of shares of the Bank for shares of Sierra Bancorp on a share-for-share basis (the "Reorganization"). The registration statement was declared effective on April 27, 2001. The Reorganization was approved by the Company's shareholders on May 23, 2001, and all required regulatory approvals or non-disapprovals with respect to the Reorganization were obtained. The Reorganization was consummated on August 10, 2001, subsequent to which the Bank continued its operations as previously conducted but as a wholly-owned subsidiary of Sierra Bancorp. Sierra Bancorp, the Bank, and the subsidiary of the Bank are collectively referred to herein as the "Company".

Basis of Presentation
---------------------

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2000 have been reclassified to be consistent with the reporting for 2001. The interim financial information should be read in conjunction with the Bank's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In management's opinion, the adoption of this statement will not have a material impact on the Company's current financial position or results of operations.

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

During the three months ended September 30, 2001 and 2000, cash paid for interest expense on interest bearing liabilities was $3.7 million and $5.2 million, respectively, while cash paid for income taxes during the three months ended September 30, 2001 and 2000 was $1.2 million and $700,000, respectively.

There was $272,000 in other real estate acquired in the settlement of loans for the quarter ended September 30, 2001, and $795,000 acquired for the quarter ended September 30, 2000. There were no loans made to finance the sale of other real estate for the quarters ended September 30, 2001 or September 30, 2000.

Earnings Per Share
------------------

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each year retroactively restated for stock splits and dividends. Diluted earnings per share include the effect of the potential issuance of common shares. For the Company, these include only shares issuable on the exercise of outstanding stock options. For the three-month and nine-month periods ended September 30, 2001 and 2000, the effect of the exercise of stock options was not dilutive.

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

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      OVERVIEW OF THE RESULTS OF OPERATION
                             AND FINANCIAL CONDITION

                            SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY
-----------------------------

Net income in the third quarter ended September 30, 2001 was $2.0 million compared with the $1.4 million for the quarter ended September 30, 2000. Basic earnings per share were $0.22 for the third quarter of 2001 compared to $0.16 for the third quarter of 2000.

The Company's annualized return on average equity was 18.01%, and the Company's annualized return on average assets was 1.34% for the quarter ended September 30, 2001. This compares favorably when compared with 14.76% and .94%, respectively, for the quarter ended September 30, 2000. As a result, year-to-date September 30, 2001 results reflected earnings of $4.7 million as compared to $3.9 million for the first nine months of 2000. This increase of $800,000 in earnings for year-to-date September 30, 2001 over the same period of 2000 represents a positive variance of almost 21%. For the nine-month period ended September 30, 2001, the Company's annualized return on average assets was 1.06% and its annualized return on average equity was 14.85%, as compared to
 .92% and 13.71%, respectively, for the nine months ended September 30, 2000.

The Company's net interest income for the quarter ended September 30, 2001 was $6.9 million, an 8% reduction from the $7.5 million reported for the third quarter of 2000. This decrease is after a 37% decrease in the Bank's prime lending rate between December 31, 2000 and September 30, 2001. As one can see from the average balances and rates table for the quarter ended September 30, 2001, when compared to the same quarter of the previous year, average earning assets declined by approximately 1%, while interest bearing liabilities decreased by about 3%.

The decrease in net interest income is primarily rate related, as one may deduce from the prime rate reduction previously noted, and the minimal change in interest earning assets and interest bearing liabilities volumes.

Average earning assets for the quarter ended September 30, 2001 were $539 million, a reduction of $6 million or about 1% from the average earning asset base at September 30, 2000 (see discussion below). Correspondingly, average interest bearing liabilities declined by 3% to $419 million for the quarter ended September 30, 2001, from $434 million for the same period of 2000.

With similar average volumes for the third quarter of 2001 as compared with the same period of 2000, and a substantially lower prime rate and money market conditions, the Bank's net interest margin before the provision for loan losses was also reduced. For the quarter ended September 30, 2001, the Bank's net interest margin was 5.07%, a reduction of 41 basis points, or about 7% from the net interest margin of 5.48% for the three-month period ended September 30, 2000.

For the nine months ended September 30, 2001, a similar analysis can be made. While earning assets grew about $54 million or 11% over the averages for the nine months ended September 30, 2000, interest-bearing liabilities increased about 3% during the same period. Funding needs also declined due to a reduction in non-earning assets. The Bank's net interest margin for the nine months ended September 30, 2001 was 4.90% before the provision for loan losses, a reduction of 52 basis points or about 10% from the net interest margin reported for the nine months ended September 30, 2000.

At September 30, 2001, the Company's allowance for possible loan losses stood at 1.24% of gross loans, while at the same date in 2000 the Company's allowance was also 1.24% of gross loans. The growth of the allowance through September 30, 2001 essentially mirrored the growth of the portfolio over the same period.

FINANCIAL CONDITION SUMMARY
---------------------------

The Company's total assets decreased slightly in size between December 31, 2000 and September 30, 2001. The volume decline was about $15 million, while the percentage of change was approximately 2%. Since December 30, 2000, there has been a reduction of approximately $6 million in deposits and an increase of about $3 million in borrowed funds. The asset shrinkage was focused in cash and investment balances, which declined by a combined $22 million, while loan balances actually increased by about $10 million over the period. This shift into relatively higher yielding loans should contribute to a higher net interest margin as the Bank goes forward into 2002. Since September 30, 2000, the most notable changes in deposits have been due to reductions of about $49 million in certificates of deposits, offset by an increase in money market accounts of about $46 million. With the substantial reduction in the Bank's lending rates over the past nine months, the Bank has attempted to shorten the duration of its interest bearing liabilities by advertising and deposit promotions for its money market account. The higher rates paid on initial deposits have allowed the reduction of longer term certificate accounts while increasing the volume of money market accounts by approximately $36 million, or about 61% on average, since the quarter ended September 30, 2000. The net reduction in Bank size, when combined with earnings retained from operations, has allowed the Company to post stronger capital ratios than were evident at the third quarter ended September 30, 2000.

At September 30, 2001, the Company was considered "adequately capitalized" under the "Prompt Corrective Action" guidelines of the FDIC.


                              EARNINGS PERFORMANCE

                               NET INTEREST INCOME

As previously noted and reflected on the Consolidated Balance Sheet and the Consolidated Statements of Income, during the quarter ended September 30, 2001 the Company generated net income of $2.0 million as compared to $1.4 million for the same period in 2000, on a slightly smaller asset base. The Company earns income from two primary sources: Net interest income brought about by the successful employment of earning assets less the costs of interest-bearing deposits, and net non-interest income, which is generated by service charges and fees charged for services provided, less the operating costs of providing a full range of banking services to the Bank's customers.

The Company's net interest margin is heavily reliant on the mix and volumes of earning assets as compared to the costs of various funding sources. The Average Balances and Rates table reflects the Company's average volumes of assets, liabilities, and stockholders' equity; the amount of interest income or interest expense; net interest income; the average rate or yield for each category of interest bearing asset or liability; and the net interest margin for the periods noted.

Net interest income before the provision for loan losses for the third quarter of 2001 was $6.9 million, as compared to $7.5 million for the third quarter of 2000. This represents a decrease of $600,000, or about 8%. As previously noted, net interest income is the difference between the interest income and fees earned on loans and investments, and the interest expense paid on deposits and other borrowings. The amount by which interest income exceeds interest expense depends on two factors: the volume and mix of earning assets as compared to that of interest bearing deposits and borrowings, and the interest rates earned versus the interest rates paid on each of the balance sheet portfolios. The Company's net interest margin is the net interest income expressed as a percentage of average earning assets. The margin for the third quarter of 2001 and the third quarter of 2000 are reflected in the Average Balances and Rates tables and reflect the changes in the rates earned and rates paid on loans, investments, deposits, and borrowed funds held by the Company during the third quarter 2001 as compared to the same period during 2000.

The overall decrease in the rate earned on the Company's loan portfolio was partially offset by lower rates paid on deposit accounts, due to the generally lower level of market rates in existence during the year 2001, coupled with very competitive money market account rates and a higher average utilization of borrowed funds to support the loan growth. As a result, while the Company's earning asset yield decreased from 9.26% in September 2000 to 7.74% for the quarter ended September 30, 2001, a reduction of about 152 basis points, the rates paid on interest bearing liabilities also decreased from 4.75% for the quarter ended September 30, 2000, to 3.43% for the same period of 2001, a reduction of about 132 basis points. These changing rates, combined with a $3 million reduction in average demand deposit balances, resulted in a decrease in the Company's net interest margin for the quarter ended September 30, 2001 to 5.07% before the provision for loan losses, as compared to 5.48% for the same period in 2000.

As one can see from the Average Balances and Rates table, yields on the Company's investment portfolio decreased to 5.15% during the quarter ended September 30, 2001, from 6.50% for the third quarter of 2000, on an 8% lower average volume. The decrease in the rate earned on the Company's investment portfolio was 135 basis points, or about 21%.

The rate earned on the Company's loan portfolio during the quarter ended September 30, 2001 was 8.47%, while the Company earned 10.12% on average loans outstanding for the third quarter of 2000. The decrease of interest earned was 165 basis points, a decrease of about 16% between the Company's third quarter of 2001 and 2000. This decrease was primarily due to a year-to-date 350 basis point reduction in the prime rate through September 30, 2001, coupled with a relatively unchanged average volume of loans for the three months ended September 30, 2001 as compared to September 30, 2000. During this period between the quarter ended September 30, 2001, and September 30, 2000, the Company's average loans outstanding increased by only $4 million, or approximately 1%, and coupled with the magnitude of the change in rates earned, the result was a substantial change in interest earned on loans.

The results of lower yields on both the loan portfolio and the investment portfolio reduced the Company's rate earned on average earning assets for the nine months ended September 30, 2001 as compared to the same period ended September 30, 2000. At September 30, 2001, interest income as a percentage of earning assets was 8.18%, as compared to a rate of 9.09% for the same period in 2000. This was a reduction of 91 basis points, or about 10% between the periods reported.

During the same period, the rates paid on average interest-bearing liabilities decreased to 4.17% for the nine months ended September 30, 2001 from 4.34% for the nine months ended September 30, 2000. This decrease of 17 basis points equaled an average decrease in interest bearing liabilities costs of about 4%. Rates paid on deposit accounts increased primarily in the shorter-term money market accounts, while rates paid on longer maturity deposits decreased at a lesser rate. However, the volume of average interest bearing liabilities increased by about $14 million, or about 3%, which increase was less than the decrease in rate.

As a result, for the nine months ended September 30, 2001, the Bank's net interest margin before the provision for loan losses decreased to 4.90% from 5.42% for the corresponding period of 2000. This was a reduction of 52 basis points, or about 10%.

For the year ending December 31, 2001, the Company expects no substantial increases in deposit or loan volumes, and it is anticipated that the Company will end the year 2001 with approximately the same volume of deposits and loans as it currently holds. However, there can be no absolute assurance that this, in fact, will occur.

===================================================================================================================================
Average Balances and Rates                                   For the Quarter                               For the Quarter
(dollars in thousands, except per share data)          Ended September 30,  2001(a)                  Ended September 30, 2000(a)
                                                    -------------------------------------    -------------------------------------
                                                      Average     Income/      Average         Average      Income/       Average
                      Assets                          Balance     Expense   Rate/Yield(4)      Balance      Expense    Rate/Yield(4)
Investments:
-----------
Federal funds sold & due from time                   $ 13,769     $   128         3.69%       $ 12,526     $   199           6.32%
Taxable                                                61,378         908         5.87%         73,074       1,367           7.44%

Non-taxable/(1)/                                       41,618         494         4.71%         40,989         518           5.03%
Equity                                                  2,035          13         2.53%          2,398          24           3.98%
                                                    ----------------------                -------------------------
          Total Investments                           118,800       1,543         5.15%        128,987       2,108           6.50%
                                                    ----------------------                -------------------------

Loans:/(2)/
------
Agricultural                                           10,238         221         8.56%         16,844         475          11.22%
Commercial                                             81,698       1,860         9.03%         66,658       1,549           9.24%
Real estate                                           273,397       5,515         8.00%        289,125       7,337          10.10%
Consumer                                               37,241       1,019        10.85%         32,411         876          10.75%
Credit cards                                           11,803         363        12.21%         10,991         358          12.96%
Other                                                   6,235           -         0.00%            609           -           0.00%
                                                    ----------------------                -------------------------
          Total Loans                                 420,612       8,978         8.47%        416,638      10,595          10.12%
                                                    ----------------------                -------------------------
Total Earning Assets                                  539,412      10,520         7.74%        545,625      12,703           9.26%
                                                              ------------                             ------------
Non-Earning Assets                                   $ 57,426                                 $ 61,853
                                                    ----------                            -------------
          Total Assets                               $596,838                                 $607,478
                                                    ==========                            =============
Liabilities and Stockholders' Equity
Interest Bearing Deposits:
-------------------------
NOW                                                  $ 45,909     $    27         0.24%       $ 46,712     $   113           0.96%
Savings accounts                                       29,642          60         0.80%         31,959         186           2.32%
Money market                                           95,870         782         3.24%         59,697         472           3.15%
TDOA's, IRA & KEOGH's                                  21,082         235         4.42%         20,424         259           5.04%
Certificates of Deposit*$100,000                      117,063       1,382         4.68%        140,374       2,117           6.00%
Certificates of Deposit**$100,000                      93,689       1,027         4.35%        117,327       1,831           6.21%
                                                    ----------------------                -------------------------
          Total Interest Bearing Deposits             403,255       3,512         3.46%        416,493       4,978           4.75%
Borrowed Funds:
--------------
Federal funds purchased                                     -           -             -             53           1           7.51%
Repurchase agreements                                  16,242         111         2.71%         14,146         158           4.44%
Other borrowings                                            -           -             -          3,767          52           5.49%
                                                    ----------------------                -------------------------
          Total Borrowed Funds                         16,242         111         2.71%         17,966         211           4.67%
                                                    ----------------------                -------------------------
          Total Interest Bearing Liabilities          419,497       3,623         3.43%        434,459       5,189           4.75%
Demand deposits                                       125,738                                  129,053
Other liabilities                                       7,344                                    5,122
Stockholders' equity                                   44,259                                   38,844
                                                    ----------                            -------------
     Total Liabilities and Stockholders' Equity      $596,838                                 $607,478
                                                    ==========                            =============

Interest income/earning assets                                                    7.74%                                      9.26%
Interest expense/earning assets                                                   2.66%                                      3.78%
                                                                          --------------                           ----------------
     Net Income Interest Margin/(3)/                              $ 6,897         5.07%                    $ 7,514           5.48%
Provision for loan losses charged to
     operations/earning assets                                    $   100          0.07%                   $   690           0.50%
                                                              --------------------------               ----------------------------
Net interest margin after provision for loan losses               $ 6,797         5.00%                    $ 6,824           4.98%
                                                                          ==============                           ================
     Net Interest Income                                          $ 6,797                                  $ 6,824
                                                              ============                             ============

 *  means less than
**  means greater than

(a) Average balances are obtained from the best available daily or monthly data
(1) Yields on tax exempt income have not been computed on a tax equivalent basis
(2) Loan fees have been included in the calculation of interest income. Loan fees were approximately $504 thousand and $158 thousand for the quarters ended September 30, 2001 and 2000 respectively. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(3) Represents net interest income as a percentage of average interest-earning assets.
(4) Annualized

===============================================================================

===================================================================================================================================
Average Balances and Rates                                         Nine Months Ended                        Nine Months Ended
(dollars in thousands, except per share data)                    September 30, 2001(a)                    September 30, 2000(a)
                                                          ------------------------------------   ----------------------------------
                                                          Average     Income/       Average       Average    Income/     Average
                          Assets                          Balance     Expense    Rate/Yield(4)    Balance    Expense  Rate/Yield(4)
Investments:
Federal funds sold & due from time                        $ 12,412     $  392           4.22%     $  4,716    $  218         6.17%
Taxable                                                     62,409      2,893           6.20%       65,169     3,071         6.29%
Non-taxable/(1)/                                            41,973      1,522           4.85%       39,730     1,496         5.03%
Equity                                                       2,154         76           4.72%        2,651        75         3.78%
                                                         ---------------------                -----------------------
          Total Investments                                118,947      4,883           5.49%      112,266     4,860         5.78%
                                                         ---------------------                -----------------------

Loans:/(2)/
Agricultural                                                11,828        699           7.90%       15,991     1,310        10.94%
Commercial                                                  73,822      4,910           8.89%       58,773     4,303         9.78%
Real estate                                                280,448     18,637           8.88%      256,287    19,136         9.97%
Consumer                                                    36,194      2,685           9.92%       29,805     2,331        10.45%
Credit cards                                                11,910      1,140          12.80%       10,956     1,043        12.72%
Other                                                        5,554          -           0.00%          596         -         0.00%
                                                         ---------------------                -----------------------
          Total Loans                                      419,757     28,071           8.94%      372,408    28,123        10.09%
                                                         ---------------------                -----------------------
Total Earning Assets                                       538,704     32,954           8.18%      484,674    32,983         9.09%
                                                                   -----------                             ----------
Non-Earning Assets                                        $ 57,654                                $ 77,613
                                                         ----------                           -------------
          Total Assets                                    $596,358                                $562,287
                                                         ==========                           =============
Liabilities and Stockholders' Equity
Interest Bearing Deposits:
NOW                                                         45,206        204           0.60%       48,011       297         0.83%
Savings accounts                                            29,832        323           1.45%       26,218       438         2.23%
Money market                                                80,495      2,356           3.91%       56,170     1,206         2.87%
TDOA's, IRA & KEOGH's                                       20,105        725           4.82%       20,149       638         4.23%
Certificates of Deposit * less than $100,000               123,543      4,881           5.28%      135,255     5,480         5.41%
Certificates of Deposit ** more than $100,000              108,807      4,300           5.28%       99,913     4,328         5.79%
                                                         ---------------------                -----------------------
          Total Interest Bearing Deposits                  407,988     12,790           4.19%      385,716    12,387         4.29%
Borrowed Funds:
Federal funds purchased                                          2          -           0.00%          450        28         6.22%
Repurchase agreements                                       14,307        365           3.41%       13,411       451         4.49%
Other borrowings                                             1,036         54           6.97%       10,083       454         4.50%
                                                         ---------------------                -----------------------
          Total Borrowed Funds                              15,346        419           3.65%       23,944       933         5.20%
                                                         ---------------------                -----------------------
          Total Interest Bearing Liabilities               423,334     13,209           4.17%      409,660    13,320         4.34%
Demand deposits                                            124,056                                 109,926
Other liabilities                                            6,385                                   4,968
Stockholders' equity                                        42,583                                  37,733
                                                         ----------                           -------------
     Total Liabilities and Stockholders' Equity           $596,358                                $562,287
                                                         ==========                           =============
Interest income/earning assets                                                          8.18%                                9.09%
Interest expense/earning assets                                                         3.28%                                3.67%
                                                                              ----------------                       --------------
     Net Interest Income Margin /(3)/                                 $19,745           4.90%                $19,663         5.42%
Provision for loan losses charged to
     operations/earning assets                                        $   700           0.17%                $ 2,070         0.57%
                                                                   ---------------------------             ------------------------
Net interest margin after provision for  loan losses                  $19,045           4.73%                $17,593         4.85%
                                                                              ================                       ==============
     Net Interest Income                                              $19,045                                $17,593
                                                                   ===========                             ==========

*  less than
** more than

(a) Average balances are obtained from the best available daily or monthly data
(1) Yields on tax exempt income have not been computed on a tax equivalent basis
(2) Loan fees have been included in the calculation of interest income. Loan fees were approximately $-209 thousand and $481 thousand for the nine months ended September 30, 2001 and 2000, respectively. Loans are gross of the allowance for possible loan losses, deffered fees and related direct costs.
(3) Represents net interest income as a percentage of average interest-earning assets.
(4) Annualized

-------------------------------------------------------------------------------

                          NON-INTEREST INCOME/EXPENSE

The Company's results reflected a higher level of non-interest income in the quarter ended September 30, 2001 than that ended September 30, 2000. The increase was primarily gains on sales of loans and the sale of the Company's residential loan servicing portfolio, as well as gains on sales of investments. For the three months ended September 30, 2001, the gain on the sale of the servicing portfolio was $78,000, while the gains on sales of investments were $420,000 and the gains on sales of loans totaled $316,000. The only comparable category showing a gain for the like period in 2000 was gain on sales of loans, which totaled $123,000. The overall ratio of annualized non-interest income to average assets increased to 1.67% from 1.12% for the quarter ended September 30, 2001 as compared to September 30, 2000. As a result of loan servicing sales over the past year, the portfolio of serviced loans is comprised of only agriculturally related loans. It is likely that no further loan servicing sales will occur. Some additional investments may be sold, however, to realize gains and partially mitigate the negative impact of declining rates on the Bank's profitability.

In an effort to control overhead expenses and enhance profitability, staff levels were reduced to 284.8 full-time equivalents (FTE's) at September 30, 2001 as compared to 313.5 FTE's at September 30, 2000. Other operating costs during the period remained relatively constant, while annualized salaries and benefit costs dropped to 1.68% from 1.75% of average assets when comparing the quarter ended September 30, 2001 to that of 2000. As a result of the foregoing, total annualized non-interest expenses were 4.09% of average assets for the three months ended September 30, 2001, as compared to 4.17% for the same period of 2000.

For the nine months ended September 30, 2001, total annualized non-interest income equaled 1.67% of average assets, while for the same period of 2000 the rate was only 1.08%. This 63% increase in non-interest income was due primarily to loan servicing portfolio sales of $856,000, gains on sales of investments of $748,000, and loan sales of $755,000 during the nine months ended September 30, 2001. There were gains on loan sales of $297,000 and no gains on sales of investments or loan servicing during the nine months ended September 30, 2000.

For the nine months ended September 30, 2001, annualized non-interest expense was 4.28% of average assets, while for the nine months ended September 30, 2000 such costs were 3.84% of average assets. Primary differences are in salary costs, occupancy costs, item processing costs, and other areas associated with the increased staffing and volume levels brought about by the addition of four branches during mid-2000, from the acquisition of Sierra National Bank. Despite recent reductions in salary costs, year-to-date costs increased because all months of 2001 include impact of the May, 2000 acquisition of Sierra National Bank.

Management expects that non-interest expenses will continue to decline relative to assets over the rest of the year 2001 as most areas of the Company's cost structure are examined for further reductions. However, no assurance can be given that this, in fact, will occur.

                             BALANCE SHEET ANALYSIS

                                 EARNING ASSETS
                                 --------------

Loan Portfolio
--------------

A comparative schedule of the distribution of the Company's loans at September 30, 2001 and 2000 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. Further, the figures noted for each category are presented as percentages, for ease of reviewer analysis.

================================================================================
Loan Distribution
(dollars in thousands, unaudited)                  September 30   September 30
                                                       2001           2000
                                                   -----------    -----------
Agricultural                                       $    15,369    $    17,061
Commercial and industrial                               71,544         56,704
Small Business Association loans                        14,299         11,212
Real estate:
     Secured by commercial/professional office
     Properties including const. & devel               171,326        163,970
     Secured by residential properties                  91,165        107,174
     Secured by farmland                                17,103         18,166
     Held for sale                                       2,092          2,627
                                                   -----------    -----------
          Total Real Estate                            281,686        291,937
Consumer loans                                          37,189         32,751
Credit cards                                            11,362         10,642
Other                                                      552            524
                                                   -----------    -----------
          Total Gross Loans                        $   432,000    $   420,831
                                                   ===========    ===========
Percentage of Total Loans
Agricultural                                              3.56%          4.05%
Commercial and industrial                                16.56%         13.47%
Small Business Association loans                          3.31%          2.66%
Real Estate:
     Secured by commercial/professional office
     Properties including const. and devel               39.66%         38.96%
     Secured by residential properties                   21.10%         25.47%
     Secured by farmland                                  3.96%          4.32%
     Held for sale                                        0.48%          0.62%
                                                   -----------    -----------
          Total Real Estate                              65.20%         69.37%
Consumer loans                                            8.61%          7.78%
Credit cards                                              2.63%          2.53%
Other                                                     0.13%          0.12%
                                                   -----------    -----------
          Total                                         100.00%        100.00%
                                                   ===========    ===========
===============================================================================

The balance for total gross loans has increased by about $11 million, or less than 3% between the periods ended September 30, 2001 and September 30, 2000. As one can see in the Loan Distribution table, the most significant change between September 30, 2001 and September 30, 2000 has been the increase of the Company's commercial and industrial loan portfolio. This volume increased by about $15 million during the intervening period, increasing to about 17% of all loans, from 13% of all loans at September 30, 2000. Generally speaking, there are no substantial changes in the Company's loans held in the categories noted, over the periods under review.

Another portion of the Company's lending business which is not readily determinable from the loan volumes presented, are the residential loans previously generated by the real estate mortgage loan department and then sold in the secondary market to government sponsored agencies or other long term lenders. Further, the Company originates and sells agricultural mortgage loans to certain other investors. During the second and third quarters of 2001, the Company's mortgage loan servicing portfolio was sold, and the Bank now only provides servicing for a small number of SBA loans, and a certain number of agricultural mortgage loans. Loans currently serviced total $62 million, as compared to $181 million serviced at September 30, 2000.

In the usual course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Total commitments to extend credit were $151 million at September 30, 2001 as compared to $144 million at September 30, 2000. These commitments represented 35% and 34% of outstanding gross loans at each of the periods noted, respectively. Of total commitments, credit card commitments represented $42 million and $35 million at September 30, 2001 and 2000, respectively. These amounts approximated 28% and 24%, respectively, of total commitments at that time. The Company's stand-by letters of credit totaled $7 million at September 30, 2001 and $7 million at September 30, 2000. These totals represented about 5% of total commitments outstanding at each of the reported periods.

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

============================================================================================
Non-performing Assets
(dollars in thousands, unaudited)                                   September   September 30
NON-ACCRUAL LOANS:                                                    2001          2000
                                                                     ------        ------
Agricultural                                                      $     76      $       -
Commercial and industrial                                              866              -
Real Estate
     Secured by commercial/professional office
     Properties including construction and development                   -              -
     Secured by residential properties                                  16              -
     Secured by farmland                                             4,764              -
     Held for sale                                                       -              -
Consumer loans                                                          41             37
Credit cards                                                            44             95
                                                                  --------      ---------
                                   TOTAL                          $  5,807      $     132
                                                                  ========      =========
LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural                                                             -             72
Commercial and industrial                                            1,066            275
Real Estate
     Secured by commercial/professional office
     Properties including construction and development                   -              -
     Secured by residential properties                                 485            428
     Secured by farmland                                               685            127
     Held for sale                                                       -              -
Consumer loans                                                          80             52
Credit cards                                                            28             25
                                                                  --------      ---------
                                   TOTAL                          $  2,344      $     979
                                                                  ========      =========
Restructured loans                                                     N/A            N/A
Other real estate owned                                           $    774      $   1,449
Total non-performing assets                                       $  8,925      $   2,560
Non-performing loans as percentage of total gross loans               1.89%          0.26%
Non-performing assets as a percentage of total gross loans            2.07%          0.61%
   and other real estate owned
============================================================================================

Non-performing assets increased to $8.9 million at September 30, 2001 from $2.6 million at September 30, 2000, an increase of over 350%. This increase was due largely to the transfer of a total of $4.5 million in loans to a single borrower to non-accrual status during the quarter ended March 31, 2001. Management considers these loans to be adequately reserved. Loans 90 days or more past due and still accruing increased over the period by $1.4 million, due mainly to the addition of several commercial and industrial loans to this category. As a result of the increase in non-accrual loans, non-performing assets increased to 2.07% of total gross loans and OREO at September 30, 2001 from .61% at September 30, 2000.

The Company anticipates normal influxes of non-accrual loans as it further increases its lending activities, and expects some level of other real estate owned to occur as more aggressive collection activities are undertaken to resolve problem and non-accrual credits. The performance of any individual loan can be impacted by factors beyond the Company's control, such as the interest rate environment or factors particular to a borrower, such as their suppliers or personal circumstances.

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

The Company conducts a quarterly comprehensive analysis to assess the adequacy of the allowance for loan losses. An important step in this assessment and managing credit risk is to periodically grade all of the larger loans and other loans where there may be a question of repayment. A portion of the allowance for loan losses is then allocated to the delinquent or otherwise questionable loans in an amount sufficient to cover the Company's estimate of the loss potential that might exist in each of these identified credits. A portion of the allowance is also allocated to the remainder of the loans based on their portfolio category and the extent of collateralization inherent. The Company's determination of the level of the allowance and corresponding provision for loan losses rests on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing internal examination process and that of its regulators. The Company considers the allowance for loan losses of $5.4 million at September 30, 2001, adequate to cover losses inherent in loans, commitments to extend credit, and standby letters of credit. However, no assurance can be given that the Company will not sustain losses in any given period which could be substantial in relation to the size of the allowance.

An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by category, is presented in the Allowance for Possible Loan Losses table.

=============================================================================================================================
Allowance for Possible Loan Losses
(dollars in thousands, unaudited)                                        For the Quarter         For the Nine Month Period
                                                                        Ended September 30,          Ended September 30,
Balances:                                                               2001          2000          2001            2000
                                                                     ---------     ---------     ---------     -----------
Average gross loans outstanding during period                        $ 420,612     $ 416,638     $ 419,757     $   372,408
Gross loans outstanding at end of period                             $ 432,000     $ 420,831     $ 432,000     $   420,831

Allowance for Possible Loan Losses:
Balance at beginning of period                                       $   5,406     $   4,729     $   5,362     $     3,319
Provision charged to expense                                               100           690           700           2,070
Loan charge-offs
  Agricultural                                                               -             -            67              50
  Commercial & industrial loans                                             50            86           236             602
  Real estate loans                                                          -             -             -               -
  Consumer loans                                                            67            60           228             163
  Credit card loans                                                        112            89           460             480
                                                                     ---------     ---------     ---------     -----------
    Total                                                                  229           235           990           1,295
                                                                     ---------     ---------     ---------     -----------
Recoveries
  Agricultural                                                              25             -            26              12
  Commercial & industrial loans                                             22             4           170              19
  Real estate loans                                                          -             -             -               -
  Consumer loans                                                             9             5            32              26
  Credit card loans                                                         37            17            71              40
                                                                     ---------     ---------     ---------     -----------
    Total                                                                   93            26           298              97
                                                                     ---------     ---------     ---------     -----------
Net loan (charge offs) recoveries                                         (136)         (209)         (692)         (1,198)
Acquired reserve                                                             -             -             -           1,019
                                                                     ---------     ---------     ---------     -----------
Balance                                                              $   5,370     $   5,210     $   5,370     $     5,210
                                                                     =========     =========     =========     ===========

RATIOS
Net charge-offs to average loans                                          0.03%         0.05%         0.16%           0.32%
Net charge-offs to loans at end of period                                 0.03%         0.05%         0.16%           0.28%
Allowance for possible loan losses to
   Gross loans at end of period                                           1.24%         1.24%         1.24%           1.24%
Allowance for possible loan losses to
   Net loans at end of period                                             1.26%         1.25%         1.26%           1.25%
Net loan charge-offs to
   Allowance for possible loan losses                                     2.53%         4.01%        12.89%          22.99%
Net loan charge-offs to
     Provision charged to operating expense                             136.00%        30.29%        98.90%          57.87%
=============================================================================================================================

As shown at September 30, 2001, the allowance for loan losses was $5.4 million or 1.24% of gross loans, as compared to $5.2 million or 1.24% at September 30, 2000. The provision for loan losses was $100,000 in the third quarter of 2001 as compared to $690,000 for the same period of 2000. On a year-to-date basis through September 30th, the provision for loan losses was $700,000 for 2001 and $2,070,000 for 2000.

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

As illustrated in the Average Balances and Rates table, the average rate paid on interest bearing deposits decreased to 3.46% during the quarter ended September 30, 2001 from 4.75% for the quarter ended September 30, 2000. Average interest bearing deposit volumes decreased by about $13 million, or approximately 3% for the third quarter of 2001 when compared to the quarter ended September 30, 2000.

As previously noted, the primary difference between deposit volumes at September 30, 2001, when compared to September 30, 2000, is the growth of money market accounts and the simultaneous decline in time certificates of deposit. This change was due to promotional rates and terms within money market advertisements during the first and third quarters of the year.

FED FUNDS PURCHASED & SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------------------

In addition to deposit accounts at September 30, 2001, repurchase agreements totaled approximately $16 million; these represent "sweep accounts", non-deposit investment accounts secured by pledged assets held segregated from the Company's own securities portfolio. The commercial account customer base of the Company has requested more intensive cash management facilities than those previously available in the local market, and the Company's "sweep" product is meant to meet this need. The extent of utilization has grown over the past year, and as reflected in the Average Balances and Rates table for the period ended September 30, 2001, "sweep" funds represented about 4% of total interest bearing liabilities, as compared to approximately 3% for the quarter ended September 30, 2000.

OTHER BORROWED MONEY
--------------------

As noted in the Average Balances and Rates table, the Company also has had occasion to make use of "other borrowings". These funds represent temporary overnight advances from the Federal Home Loan Bank of San Francisco which are intended to support temporary reductions in liquidity due to seasonal deposit flows, high temporary loan demands, or other short-term needs. This source was not utilized during the quarter ended September 30, 2001, and represented about 1% of total interest bearing liabilities during the quarter ended September 30, 2000.

                        NON-INTEREST BEARING LIABILITIES
                        --------------------------------

DEPOSITS
--------

Non-interest bearing deposit liabilities are an integral part of a financial institution's funds portfolio. Generally speaking, they provide a stable source of non-interest bearing funds which require cash, personnel, and data systems to support. Conversely, they provide fee income and investable funds. Non-interest bearing demand deposits averaged about 24% of total average deposits for the third quarters of both 2001 and 2000.

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

The following Interest Rate Sensitivity Gap table sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of September 30, 2001; the interest rate sensitivity gap, (interest rate sensitive assets minus interest rate sensitive liabilities) the cumulative interest rate sensitivity gap and the interest rate sensitivity gap ratio (interest rate sensitive assets divided by interest rate sensitive liabilities):

===================================================================================================================================
Interest Rate DNC Gap                                                              September 30, 2001

(dollars in thousands, unaudited)                                             After Three    After One
                                                                    Within     Months but     Year but
                                                                    Three      Within One    Within Five    After Five
                                                                    Months         Year         Years          Years       Total
                                                                  ---------     ---------     ---------     ---------    ---------
Interest Earning Assets:
     Interest earning deposits                                    $     285     $      95     $      95      $      -    $     475
     Federal funds sold                                                   -             -             -             -            -
     Investment securities                                            3,027         9,413        40,002        46,192       98,634
     Loans (net of deferred fees)                                   188,153        26,339        58,846       158,353      431,691
                                                                  ---------     ---------     ---------     ---------    ---------
          TOTAL                                                   $ 191,465     $  35,847     $  98,943     $ 204,545    $ 530,800
Interest Bearing Liabilities:
     Interest bearing demand deposits                             $  45,645     $       -     $       -     $       -    $  45,645
     Savings deposits                                                30,094             -             -             -       30,094
     MMDA's                                                          90,566             -             -             -       90,566
     Time deposits less than $100,000                                72,554        52,808         7,683             -      133,045
     Time deposits of $100,000 or more                               63,932        25,649         2,707             -       92,288
     Borrowed funds                                                  21,323             -             -             -       21,323
                                                                  ---------     ---------     ---------     ---------    ---------
          TOTAL                                                   $ 324,114     $  78,457     $  10,390     $       -    $ 412,961
Interest rate sensivity gap                                       $(132,649)    $ (42,610)    $  88,553     $ 204,545    $ 117,839
                                                                  ---------     ---------     ---------     ---------    ---------
Cumulative interest rate sensitivity gap                          $(132,649)    $(175,259)    $ (86,706)    $ 117,839
                                                                  ---------     ---------     ---------     ---------
Cumulative interest rate
     Sensitivity gap ratio                                            59.07%        56.47%        79.00%      128.54%
                                                                  ---------     ---------     ---------    ---------

===================================================================================================================================

The interest rate gap reported in Interest Rate Sensitivity Gap table for the first time frame, within three months, is $132 million, or almost 59%. This reports that the Company is liability sensitive, or likely to exhibit decreased earnings in a rising interest rate environment. Over the periods reported, the Company becomes more liability sensitive within one year, but becomes more asset sensitive as the longer-term consumer loans and tax free bond portfolio maturities appear, such longer-term assets which are unmatched in customer originated deposit maturities.

Generally speaking, however, although the Company appears liability sensitive, shorter-term repriceable deposits such as NOW accounts, savings deposits and Money Market Deposit Accounts have very little immediate rate movement in an increasing rate environment. If this were the case, the Company would actually appear to be somewhat asset sensitive, with an asset sensitivity of about $44 million in the current period. No such assurance can be given, however, that this would be the case in a rising rate environment. Within the short-term, however, based on current economic conditions it does not appear that a rising rate environment is likely.

Another technique adds to gap analysis by considering the average life of the sum of cash flows for the asset or liability. This "duration" is measured by weighting cash flow amounts based on their timing, which takes into effect a consideration not made in gap analysis.

The Company uses a more sophisticated technique called simulation modeling. The Company's simulation modeling system analyzes data from each of the Company's current asset and liability portfolios which has been downloaded from the Company's loan and deposit applications, and then projects various scenarios over future periods. The estimated cash flows for each of three market interest rate scenarios (most likely, rising and falling) are separately calculated for each likelihood. The resulting three ranges of probable risk exposures then reflect current and expected interest rate risk based on current loan and deposit structures. One can also vary the mix of asset and liability portfolios and pricing strategies, and arrive at the most desirable interest income alternative. This is the method by which the Company governs its extent of interest rate risk. See Part I, Item 3 - Qualitative and Quantitative Disclosures about Market Risk.

                                    LIQUIDITY
                                    ---------

Liquidity refers to the Company's ability to maintain a cash flow that is adequate to fund operations, meet obligations and other commitments in a timely and cost-effective fashion. The Company needs sources of funds to meet short-term cash requirements which may be brought about by loan growth or deposit outflows, or other asset purchases or liability repayments. These funds are traditionally made available by drawing down correspondent Company deposit accounts reducing the volume of Fed funds sold, selling securities, selling other assets, or borrowing funds from other institutions. This funds availability is called liquidity. There were no Fed funds sold at September 30, 2001. In addition, the Company generally has a portfolio of available for sale investments, which could be sold should the need arise for immediate cash. As of September 30, 2001, this category comprised all of the Company's investment portfolio, as compared to $77 million and about 66% of the investment portfolio at September 30, 2000. In addition to on-balance-sheet liquidity, the Company has available off-balance-sheet liquidity in the form of lines of credit available in the approximate amount of $65 million at September 30, 2001. The Company manages its liquidity in such a fashion as to always be able to meet any unexpected sudden change in levels of assets held or deposit liabilities assumed.

                                CAPITAL RESOURCES
                                -----------------

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

Under the guidelines, the Company was defined as "adequately capitalized" as of September 30, 2001 and December 2000. The following table sets forth the Company's regulatory capital ratios as of the dates indicated:

=======================================================================================================================
Risk Based Ratios
(dollars in thousands, unaudited)                     September 30,       December 31,              Minimum for
                                                           2001               2000           Capital Adequacy Purposes
                                                     -----------------  ------------------ ----------------------------
Total capital to total risk-weighted assets               9.56%               9.00%                    8.00%
Tier 1 capital to total risk-weighted assets              8.35%               7.80%                    4.00%
Tangible equity ratio                                     6.29%               5.60%                    4.00%

=======================================================================================================================


As a result of the acquisition of Sierra National Bank during May 2000, the Company's capital ratios declined compared to previous years when the Company was "well capitalized". Between December 31, 2000 and September 30, 2001, these ratios improved as the Company retained additional earnings and declined slightly in total assets. It is expected that the Company's capital ratios will continue to improve in the fourth quarter of this year through additional retained earnings and limited growth, although no assurance can be given that this, in fact, will occur. It is also expected that the Company's capital will be supplemented by additional debt equity during the fourth quarter of 2001, although no absolute assurance can be given that this in fact will occur.

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

The Company's policy is to limit the change in the Company's net interest income to plus or minus 5% based on a 200 basis point (bp) shock in interest rates. As of September 30, 2001, the Company had the following estimated net interest income sensitivity profile:


        ------------------------------------------------------------------
                            Immediate Change In Rate
                            ------------------------

                                                +200 bp      -200 bp
                                                -------      -------

             Net Interest Income Change         119,000      271,000
             --------------------------

       -------------------------------------------------------------------


The above profile illustrates that if there were an immediate increase of 2% in the prime rate over the next year, the Company's net interest income would be increased by $271,000, or approximately .81%. By the same token, if there were an immediate downward adjustment of 200 bp or 2% in the prime rate, the Company's net interest income would also be increased by $119,000 over the next year, or approximately .36%.

This seemingly contradictory circumstance, to make more money under both an increasing and decreasing net interest scenario, is due to the particular level of current interest rates and the floors and ceilings built into the model's assumptions for both loan and deposit accounts.

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

See also Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management.

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

Not applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None

ITEM 5 : OTHER INFORMATION
--------------------------

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None

SIGNATURES
----------

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2001.




11/13/01                           /s/ James C. Holly
------------------                 ------------------------------------------
Date                               SIERRA BANCORP
                                   James C. Holly
                                   President &
                                   Chief Executive Officer



11/13/01                           /s/ Kenneth R. Taylor
------------------                 --------------------------------------------
Date                               SIERRA BANCORP
                                   Kenneth R. Taylor
                                   Senior Vice President &
                                   Chief Financial Officer