Form 10-K
period 2001-12-31
SIERRA BANCORP
filed 2002-04-01
CIK 1130144

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20006
                        --------------------------------

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001
                        --------------------------------

                                 SIERRA BANCORP
             (Exact name of registrant as specified in its charter)

             California                               94-2431437
        State of incorporation            I.R.S. Employer Identification Number

        86 North Main Street                            93257
        Porterville, California                        Zip Code
  Address of principal executive offices

                                 (559) 782-4900
               Registrant's telephone number, including area code

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value
                      -------------------------------------


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No
                                 -----       ----

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.______

    As of February 15, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $49.4 million, based on the closing price reported to the Registrant on that date of $9.90 per share.

     Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of Common Stock of the registrant outstanding as of February 15, 2002 was 9,212,280.

     Documents Incorporated by Reference: Portions of the definitive proxy
     -----------------------------------
statement for the 2002 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-13.

     This Form 10-K consists of a total of 285 pages. The Exhibit Index appears on page 92.

                                TABLE OF CONTENTS
                                -----------------

     ITEM                                                                                PAGE
     ----                                                                                ----
PARTI...................................................................................    3

     Item 1.  Business..................................................................    3

     Item 2.  Properties................................................................   20

     Item 3.  Legal Proceedings.........................................................   22

     Item 4.  Submission of Matters to a Vote of Security Holders.......................   22

PART II.................................................................................   23

     Item 5.  Market for Common Equity and Related Shareholder Matters..................   23

     Item 6.  Selected Financial Data...................................................   25

     Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................................   27

     Item 7A. Quantitative and Qualitative Disclosures about Market Risk................   52

     Item 8.  Consolidated Financial Statements and Supplementary Data..................   52

     Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................................   52

PART III................................................................................   54

     Item 10. Directors and Executive Officers of the Registrant........................   54

     Item 11. Executive Compensation....................................................   54

     Item 12. Security Ownership of Certain Beneficial
              Owners and Management.....................................................   54

     Item 13. Certain Relationships and Related Transactions............................   54

PART IV.................................................................................   55

     Item 14. Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K...................................................   55

SIGNATURES..............................................................................   91

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------

GENERAL
-------

THE COMPANY
Sierra Bancorp (the "Company") is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is headquartered in Porterville, California. The Company was incorporated in November, 2000 and acquired all of the outstanding shares of Bank of the Sierra (the "Bank") in August, 2001. The Company's principal subsidiary is the Bank. The Company's only other subsidiary is Sierra Capital Trust I, which was formed in November, 2001 solely to facilitate the issuance of capital trust pass-through securities. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish.

The Company's principal source of income is currently dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from such payments made to the Company by the Bank.

At December 31, 2001, the Company had consolidated assets of $650.4 million, deposits of $521.3 million and shareholders' equity of $46.1 million. The Company's liabilities include $15 million in capital trust pass-through securities issued by Sierra Capital Trust I (see "Recent Developments" for further details).

The Company's Administrative Offices are located at 86 North Main Street, Porterville, California and its telephone number is (559) 782-4900. References herein to the "Company" include the Company and the Bank, unless the context indicates otherwise.

THE BANK
Bank of the Sierra was incorporated under the laws of the State of California on September 14, 1977, and commenced operations as a California state-chartered commercial bank on January 19, 1978. The Bank's Administrative Office is located at 86 North Main Street, Porterville, California. The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof. The Bank is not a member of the Federal Reserve System. At December 31, 2001, the Bank had approximately $649.0 million in assets, $486.1 million in loans and $521.3 million in deposits.

We operate nine full-service branch offices in seven Tulare County communities, five full-service branch offices in Kern County, and one full-service branch office each in Kings County and Fresno County. We offer a full range of banking services to individuals and various-size businesses in the communities we serve. The locations of those offices are:

Porterville:            Main Office                            Bakersfield:         Bakersfield California Office
                        90 North Main Street                                        5060 California Avenue

                        Administrative Headquarters                                 Bakersfield Ming Office
                        86 North Main Street                                        1621 Mill Rock Way

                        West Olive Branch
                        1498 West Olive Avenue

Lindsay:                Lindsay Office                         Tulare:              Tulare Office
                        142 South Mirage Avenue                                     246 East Tulare Avenue

Exeter:                 Exeter Office                          Hanford:             Hanford Office
                        1103 West Visalia Road                                      427 West Lacey Boulevard

Visalia:                Visalia Mooney Office                  Tehachapi:           Tehachapi Downtown Office
                        2515 South Mooney Boulevard                                 224 West "F" Street

                        Visalia Downtown Office                                     Tehachapi Old Town Office
                        128 East Main Street                                        21000 Mission Street

Three Rivers:           Three Rivers Office                    Fresno:              Fresno Office
                        40884 Sierra Drive                                          636 East Shaw Avenue

Dinuba:                 Dinuba Office                          California City:     California City Office
                        401 East Tulare Street                                      8031 California City

In addition, our Bank Card Center is located at 80 North Main Street, Porterville, California. We also have specialized credit centers for agricultural lending and construction and real estate lending within a number of these branch offices. These facilities are located in the cities of Porterville and Visalia in Tulare County, the city of Fresno in Fresno County, the city of Bakersfield in Kern County, and the city of Hanford in Kings County.

Prior to 1997, Bank of the Sierra had grown exclusively by establishing de novo full-service branch offices and credit centers in various locations in California's South Central San Joaquin Valley. In February 1997 we made our first branch purchase of the Dinuba Office of Wells Fargo Bank. Between February 1997 and September, 1999 we opened three additional de novo offices, in Tulare, Hanford, and Fresno. In May 2000 we added four new branches by the acquisition of Sierra National Bank ("SNB"). These branches stretch from California City, in the high desert, westerly to Bakersfield along the Highway 58 corridor, a distance of approximately 81 miles.

With a predominant focus on personal service, Bank of the Sierra has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses, including agricultural and real estate customers in Tulare and other surrounding counties. We are currently the largest independent bank headquartered in Tulare County. Our principal retail lending services include home equity and consumer loans. In addition, we have three other significant dimensions which surround this core of retail community banking: agricultural lending, credit card loans, and real estate financing (both construction and long term).

The Agricultural Credit Centers located in Fresno, Porterville, and Bakersfield provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve. "Ag lending" clients include a full range of individual farming customers, small business farming organizations and major corporate farming units.

The Bank Card Center, headquartered in Porterville, provides a range of credit, debit and ATM card services, which are made available to each of the customers served by the branch banking offices. In addition, we staff our Fresno, Visalia, Porterville, and Bakersfield offices with real estate lending specialists. These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. Secondary market services are provided though the Bank's affiliations with Freddie Mac, Fannie Mae and various non-governmental programs. Until recently, the Bank also had a group dedicated to originating residential mortgage loans. However, in an effort to improve customer service and reduce overhead expense, the real estate lending area was restructured and this group's focus was shifted to other products. In early 2002 the Bank entered into an agreement with Moneyline Lending Services, Inc. ("Moneyline"), whereby Moneyline underwrites single family mortgage loans for qualifying Bank customers referred to them via Bank-branded delivery channels (i.e., Bank branches, the Bank's internet site, and a dedicated telephone line).

We also engage in Small Business Administration lending and have been designated as a Preferred Lender since 1999. The Bank's SBA program generated approximately $13 million in loans during the past year. It is anticipated that loans under this program will be an increasing segment of our loan portfolio over the next few years.

As of December 31, 2001, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) agricultural loans (2.97%);
(ii) commercial and industrial (including SBA) loans (18.25%); (iii) real estate loans (66.02%); (iv) consumer loans (10.42%); and (v) credit cards (2.33%).

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time certificates of deposit and retirement accounts, as well as telephone banking and internet banking with bill pay options. As of December 31, 2001, we had 47,661 deposit accounts with balances totaling approximately $521.3 million, compared to 47,262 deposit accounts with balances totaling approximately $527.8 million at December 31, 2000. Bank of the Sierra attracts deposits through its customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

Most of the Bank's deposits are attracted from individuals, business-related sources and smaller municipal entities. This results in a relatively modest average deposit balance of approximately $11,000 at December 31, 2001, but makes the Bank less subject to adverse effects from the loss of a substantial depositor who may be seeking higher yields in other markets or who may have need of money otherwise on deposit with the Bank, especially during periods of inflation or conservative monetary policies.

We also offer other products and services to our customers, which complement the lending and deposit services previously reviewed. These include installment note collection, cashier's checks, traveler's checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services and other customary banking services. Shared ATM and Point of Sale (POS) networks allow customers access to the national and international funds transfer networks. In 1997, as part of our continuing efforts to meet the needs of our various communities, we added a Spanish language option to our network of ATMs throughout our service area. During the past three years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities. We now have a total of nine such remote ATM's at eight different locations, including a hospital, county offices, a college campus, a grocery store, and a restaurant parking lot. These locations facilitate cash advances and deposits which would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience. We also have a mobile ATM unit which is transportable and is used at fairs, exhibitions, and various other community functions within our market area. In addition to such specifically oriented customer applications, we provide safe deposit, wire transfer capabilities and a convenient customer service group to answer questions and assure a high level of customer satisfaction with the level of services and products we provide.

For non-deposit services, we have a strategic alliance with Investment Centers of America, Inc. of Bismarck, North Dakota ("ICA"). Through this arrangement, registered and licensed representatives of ICA provide Bank customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products. They conduct business from offices located in our Porterville, Visalia, Tulare and Tehachapi branches.

We do not believe there is a significant demand for additional trust services in our service areas, and we do not operate or have any present intention to seek authority to operate a Trust Department. We believe that the cost of establishing and operating such a department would not be justified by the potential income to be gained therefrom. However, we occasionally make arrangements with correspondent institutions to offer trust services to our customers upon request.

The Bank currently has one wholly-owned subsidiary, Sierra Phoenix, Inc., whose sole function is to hold certain investments which the Bank is not permitted to hold directly but which can now be held directly by the Company. This subsidiary currently holds two investments, one of which is stock in Sphinx International, Inc. ("Sphinx"). Sphinx was formerly known as Phoenix International Ltd., Inc., a computer software company which specialized in the production and marketing of client user software for financial institutions. In 2001,

Sphinx sold substantially all of its assets (including all of its operating business) and certain of its liabilities to London Bridge Phoenix Software, Inc., and a partial distribution of the sale proceeds has been remitted to Sphinx shareholders. The remainder of the cash will be distributed subsequent to the resolution of the remaining contingent liabilities, at which time Sphinx will conclude operations. The other investment held by Sierra Phoenix is an equity position in California Banker's Insurance Agency ("CBIA"), an entity which was formed to facilitate insurance product sales after enabling legislation under the Gramm-Leach-Bliley Financial Services Modernization Act was passed. Bank of the Sierra is currently a passive investor, through Sierra Phoenix, Inc., in CBIA. It is expected that during 2002 the Bank's investment in Sierra Phoenix will be transferred via a dividend to Sierra Bancorp, at which time the aforementioned investments would be placed under the direct ownership of Sierra Bancorp and Sierra Phoenix would be dissolved. This would not have a material impact on the operations of the Bank or Company.

During the year ended December 31, 2001, one class of products or services accounted for more than 15% of the Bank's consolidated revenues. Our real estate lending, loan sales, and loan servicing activities (including gains from the sale of loan servicing) generated approximately 17.62% of consolidated revenue for 2001. During 2000, this area accounted for 16.66% of the Bank's consolidated revenues. Real estate lending activities are generated by real estate loan officers who are not responsible for branch deposit gathering activities but who are solely dedicated to the Bank's real property secured lending activities. This class of services includes a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. In addition, secondary market services are provided though this group and its affiliations with Freddie Mac, Fannie Mae and various non-governmental programs. Real estate lending and related activities generated total revenue of $9.3 million and $8.7 million for 2001 and 2000, respectively.

We have not engaged in any material research activities relating to the development of new products or services or the improvement of existing banking services during the last two fiscal years. However, the officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services, which enable the Bank to retain and improve its competitive position in its service area. Our decision to introduce "Sierra Access" internet banking in October of 1999 was the result of such evaluation. This product includes electronic bill paying capabilities for enhanced customer value, and Sierra Access has been actively marketed for the last two years. Another example is "Sierra Loan Access", a consumer loan application process made available through the Bank's internet site during the year 2001. This function allows a consumer to gain an answer within fifteen to thirty minutes on a request for any number of consumer loans, including auto, personal revolving lines, credit card, or home equity/home improvement loans. The initiation of our partnership with Moneyline has enabled similar improvements in the consumer mortgage lending process. We also rolled out "Sierra Web Cash Manager" in 2001, a commercial checking account cash management system which functions through the Bank's internet web site. During 2001, the Bank further expanded its off-site ATM locations by installing an ATM at the Town & Country market in Porterville. This facility is an in-store ATM, and has substantially enhanced convenience for Bank customers who patronize that market.

All of these developments are meant to increase public convenience in the Bank's service area and enhance public access to the electronic payments system. The cost to the Bank for these development, implementation, and marketing activities cannot expressly be calculated with any degree of certainty.

The Bank holds no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. The Bank's business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley. As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, the agriculturally related economic base has become less important. The Bank is not dependent on a single customer or group of related customers for a material portion of its deposits, nor is a material portion of the Bank's loans concentrated within a single industry or group of related industries. There has been no material effect upon the Bank's capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

RECENT DEVELOPMENTS
-------------------

On November 16, 2000, Sierra Bancorp was incorporated as a bank holding company, for the purpose of acquiring the Bank in a one bank holding company reorganization. Shortly after the incorporation, Sierra Bancorp filed a registration statement on Form S-4 with the Securities and Exchange Commission in order to register its common stock which was issued pursuant to the terms of a Plan of Reorganization and Agreement of Merger dated December 14, 2000. The Plan of Reorganization and Agreement of Merger provided for the exchange of shares of the Bank for shares of Sierra Bancorp on a share-for-share basis (the "Reorganization"). The registration statement was declared effective on April 27, 2001. The Reorganization was approved by the Company's shareholders on May 23, 2001, and all required regulatory approvals or non-disapprovals with respect to the Reorganization were obtained. The Reorganization was consummated on August 10, 2001, subsequent to which the Bank continued its operations as previously conducted but as a wholly-owned subsidiary of Sierra Bancorp. The new corporate structure is intended to give Sierra Bancorp and the Bank greater flexibility in terms of operation, expansion and diversification.

On November 28, 2001, Sierra Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the "Trust"), issued an aggregate of $15,000,000 of principal amount of Floating Rate TRUPS(R) (Capital Trust Pass-through Securities of the Trust) (the "Trust Preferred Securities"). Salomon Smith Barney, Inc. acted as placement agent in connection with the offering of the trust securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $15,000,000 in principal amount of the Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2031 issued by the Company (the "Subordinated Debt Securities"). Subject to a maximum of 25% of Tier 1 capital for all cumulative preferred stock, the Trust Preferred Securities are included as Tier 1 capital for purposes of calculating the Company's regulatory capital ratios under the Prompt Corrective Action guidelines issued by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Company used $10 million of the proceeds it ultimately received to increase its equity investment in the Bank. A portion of the proceeds was also used to retire debt incurred during 2001 to pay for the formation of the holding company, and the remainder has been placed in a demand deposit account at the Bank. On a consolidated basis, the Company should be able to leverage its increased regulatory capital to generate additional loan growth, although there can be no guarantee that this expected loan growth will indeed occur.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Liabilities. This Statement replaces SFAS No. 125. It revised the standards for securitizations and other transfers of financial assets and collateral after March 2001 and requires certain additional disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Management does not believe there was a material effect on the Bank's consolidated financial statements upon the adoption of SFAS No. 140.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company has adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. At December 31, 2001, the Company had approximately $5.5 million in goodwill which has an indefinite life that management will now evaluate periodically for impairment. Previously, the Company reflected charges of $332,000 and $214,000 in its income statement for the years ended 2001 and 2000, respectively, as amortization relating to that goodwill.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.

SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. In management's opinion, the adoption of this statement will not have a material impact on the Company's current financial position or results of operations.

COMPETITION
-----------

The banking business in California generally, and specifically in our market areas, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years. The industry continues to consolidate and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.

In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990's, which permit banking organizations to expand into other states, and the California market has been particularly attractive to out-of-state institutions. The recently enacted Financial Modernization Act, which, effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

Technological innovation has also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For many years, we have countered this increasing competition by providing our own style of community-oriented, personalized service. We rely upon local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service which we can provide through our flexible policies. This appears to be well-received by the populace of the San Joaquin Valley, who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions. In addition, however, to meet the needs of customers with electronic access requirements, the Company has embraced the electronic age and installed telephone banking and personal computer and internet banking with bill payment capabilities. This high tech and high touch approach allows the individual to customize the Bank's contact methodologies to their particular preference. Moreover, for customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent banks. We also assist our customers in obtaining from our correspondent banks other services that the Bank may not offer.

Our credit card business is subject to an even higher level of competitive pressure than our general banking business. There are a number of major banks and credit card issuers that are able to finance often highly successful advertising campaigns with which community banks generally do not have the resources to compete. As a result, our credit card outstandings are much more likely to increase at a slower rate than that which might be seen in nationwide issuers' year-end statistics. Additional competition comes from many non-financial institutions, such as providers of various retail products, which offer many types of credit cards.

EMPLOYEES
---------

As of December 31, 2001 the Company had 217 full-time and 88 part-time employees. On a full time equivalent basis, the Company's staff level was 287 at December 31, 2001, as compared to 323 at December 31, 2000. None of our employees is concurrently represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

REGULATION AND SUPERVISION
--------------------------

The Company and the Bank are subject to significant regulation by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

THE COMPANY

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the "SEC"). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company's Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have recently been expanded. (See "Financial Modernization Act" below.)

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act . This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve Bank's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require The Company to file written notice and obtain its approval prior to purchasing or redeeming The Company's equity securities.

THE BANK

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the "DFI") and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank's performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

CAPITAL ADEQUACY REQUIREMENTS

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital; and "supplemental capital elements," or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% ("Total Risk-Based Capital Ratio"), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2001 and 2000, the Bank's Total Risk-Based Capital Ratios were 11.17% and 9.00%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.01% and 7.76%, respectively. As of December 31, 2001, the Company's Total Risk-Based Capital was 12.18% and its Tier 1 Risk-Based Capital Ratio was 11.03%.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of "non-traditional" activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution's capital adequacy.

The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank's capital adequacy. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets ("Leverage Capital Ratio") of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2001 and 2000, the Bank's Leverage Capital Ratios were 8.17% and 5.64%, respectively. As of December 31, 2001, the Company's leverage capital ratio was 9.02%, exceeding regulatory minimums. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation - Capital Resources.

PROMPT CORRECTIVE ACTION PROVISIONS

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and "critically undercapitalized" (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as "critically undercapitalized" unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

SAFETY AND SOUNDNESS STANDARDS

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

PREMIUMS FOR DEPOSIT INSURANCE

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, institutions such as the Bank which are insured by the Bank Insurance Fund ("BIF"), are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The current BIF base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:
                                     Group A      Group B      Group C
                                     -------      -------      -------
Well Capitalized..................      0            3           17
Adequately Capitalized............      3           10           24
Undercapitalized..................     10           24           27

In addition, BIF member banks (such as the Bank) must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2002 is 1.82 basis points (cents per $100 of insured deposits).

COMMUNITY REINVESTMENT ACT

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in June, 2001 and received a "satisfactory" CRA Assessment Rating.

OTHER CONSUMER PROTECTION LAWS AND REGULATIONS

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

INTERSTATE BANKING AND BRANCHING

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers ) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

FINANCIAL MODERNIZATION ACT

Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies to become "financial holding companies" and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposes significant new requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA PATRIOT ACT OF 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

..        due diligence  requirements for financial  institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

..        standards for verifying customer identification at account opening;

..        rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

..        reports by nonfinancial trades and business filed with the Treasury
         Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

..        filing of suspicious  activities  reports securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Company is not able to predict the impact of such law on its financial condition or results of operations at this time.

OTHER PENDING AND PROPOSED LEGISLATION

Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

                                  RISK FACTORS

Statements and financial discussion and analysis by management contained throughout this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements herein include, without limitation, the factors set forth below.

Poor Economic Conditions May Cause Us to Incur Losses. A substantial majority of
------------------------------------------------------
our assets and deposits are generated in the San Joaquin Valley in central California. As a result, poor economic conditions in the San Joaquin Valley may cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The San Joaquin Valley has not experienced the same type of growth that has occurred in other areas of California, especially those where high-tech industries have taken hold. Unemployment levels remain relatively high, especially in Tulare County, which is our geographic center and the base of our agriculturally oriented communities. The United States entered into an economic recession in 2001, and California's Silicon Valley and other high-tech areas have been particularly impacted. While the current National recession has not necessarily worsened economic conditions in the San Joaquin Valley, the Company's level of non-performing assets increased in 2001 anyway due mainly to lingering agricultural difficulties. Because of increased global competition and other factors, excess supply and low prices characterize the markets for many agricultural products. If current recessionary conditions continue or deteriorate, we expect that our level of non-performing assets could increase further.

Poor Economic Conditions Affecting Particular Industries Could Have an Adverse
------------------------------------------------------------------------------
Effect on Our Customers and Their Ability to Make Payments to Us. We are also
-----------------------------------------------------------------
affected by certain industry-specific economic factors. For example, a significant portion of our total loan portfolio is related to real estate obligations, particularly commercial real estate loans. A downturn in the commercial real estate industry in California could have an adverse effect on our operations. Similarly, a sizable portion of our total loan portfolio is to borrowers either directly or indirectly involved in the agricultural industry. While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities. The ripple effect of lower commodity prices for milk, olives, grapes, tree fruit and oranges has a tendency to spread to lower land prices, lower borrower income, and lower collateral values. In addition, weather patterns are of critical importance to row crop, tree fruit, and orange production. A degenerative cycle of weather and commodity prices can impact consumer purchasing power, which has the potential to create further unemployment throughout the San Joaquin Valley. Such conditions have affected and may continue to adversely affect our borrower base and negatively impact our business.

The California Energy Crisis May Adversely Impact Our Customers. California
----------------------------------------------------------------
experienced severe energy shortages in 2001, which resulted in rolling blackouts in certain instances in portions of the state. Poor economic conditions as a result of energy shortages in the areas where our customers are located could adversely affect our borrower base, and consequently, may negatively impact our business. The issue of energy shortages has been resolved, to some extent, but the prices paid by consumers and businesses for energy have increased significantly in many cases. While the full impact has not yet been determined, these price increases could cause customers of the Bank to experience losses or go out of business, which could result in delinquencies and losses on loans made to our borrowers and in turn have a material adverse effect on our business.

We May Incur Risks As a Result of Our Growth. Our Company's/1/ total assets
---------------------------------------------
increased from $607 million at December 31, 2000, to $650 million at December 31, 2001, with most of the growth occurring in the fourth quarter of the year. Management's intention is to leverage the Company's current infrastructure to sustain the momentum achieved in latter part of 2001, although no assurance can be provided that this strategy will result in significant growth.

Our ability to manage growth will depend primarily on our ability to:

..        monitor operations;

..        control funding costs and operating expenses;

..        maintain positive customer relations; and

..        attract, assimilate and retain qualified personnel.

If we fail to achieve those objectives in an efficient and timely manner we may experience disruptions in our business plans, and our financial condition and results of operations could be adversely affected.

Changing Interest Rates May Reduce Our Net Interest Income. Banking companies'
-----------------------------------------------------------
earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services. The Bank is subject to interest rate risk to the degree that our interest-bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to decline during times of falling interest rates, but could also be adversely impacted if interest rates increase. Therefore, significant fluctuations in interest rates may have a negative effect on our results of operations.

Intense Competition Exists for Loans and Deposits. The banking and financial
--------------------------------------------------
services business in California generally, and in our market area specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems and the accelerating pace of consolidation among financial service providers. We compete for loan, deposit, and financial services customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than we do, which creates certain competitive disadvantages for the Company.

You May Have Difficulty Selling Your Shares in the Future If a More Active
--------------------------------------------------------------------------
Trading Market for Our Stock Does Not Develop. Although Sierra Bancorp's Common
----------------------------------------------
Stock has been listed on the Nasdaq National Market since August 10, 2001 (the effective date of the holding company reorganization) and Bank of the Sierra's Common Stock was previously listed on the Nasdaq National Market since June 10, 1999, trading in our stock has not been extensive and cannot be characterized as amounting to an active trading market.

-------------------------
/1/ Inasmuch as the Company did not acquire the outstanding shares of the Bank until August, 2001, the financial information contained throughout this Annual Report for 2000 and earlier is for the Bank only. Information for 2001 is for the Company on a consolidated basis unless otherwise stated.

Because the Price of Our Common Stock May Vary Widely, When You Decide to Sell
------------------------------------------------------------------------------
It, You May Encounter a Delay or Have to Accept a Reduced Price. The price of
----------------------------------------------------------------
our common stock may fluctuate widely, depending on many factors. Some of these factors have little to do with our operating results or the intrinsic worth of our Company. For example, the market value of our common stock may be affected by the trading volume of the shares, announcements of expanded services by us or our competitors, operating results of our competitors, general trends in the banking industry, general price and volume fluctuations in the stock market, acquisition of related companies, or variations in quarterly operating results. Also, if the trading market for our common stock remains limited, that may exaggerate changes in market value, leading to more price volatility than would occur in a more active trading market. As a result, if you want to sell your common stock, you may encounter a delay or have to accept a reduced price.

Adverse Effects of Banking Regulations or Changes in Banking Regulations Could
------------------------------------------------------------------------------
Adversely Affect Our Business. We are governed by significant federal and state
------------------------------
regulation and supervision, which is primarily for the benefit and protection of our customers and not for the benefit of our investors. In the past, our business has been materially affected by these regulations, and our business may be adversely affected by any future changes in laws, regulations, policies or interpretations. Laws, regulations or policies currently affecting us and our subsidiaries may change at any time, and regulatory authorities may also change their interpretation of these statutes and regulations.

The Allowance for Loan Losses May Not Cover Actual Loan Losses. We try to limit
---------------------------------------------------------------
the risk that borrowers will fail to repay loans by carefully underwriting the loans, nevertheless losses can and do occur. We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

..  industry standards;

..  historical experience with our loans;

..  evaluation of economic conditions;

..  regular reviews of the quality mix and size of the overall loan portfolio;

..  regular reviews of delinquencies; and

..  the quality of the collateral underlying our loans.

We maintain an allowance for loan losses at a level which we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, that are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If the actual loan losses exceed the amount reserved, it will hurt our business. In addition, the FDIC and the Department of Financial Institutions, as part of their supervisory functions, periodically review our allowance for loan losses. Such agencies may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the FDIC or the Department of Financial Institutions could also hurt our business.

Our Directors and Executive Officers Control Almost a Majority of Our Stock,
----------------------------------------------------------------------------
and Your Interests May Not Always be the Same as Those of the Board and
-----------------------------------------------------------------------
Management. As of December 31, 2001, our directors and executive officers
----------
together with their affiliates, beneficially owned approximately_45.9% of the Bank's outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they could most likely control the outcome of most corporate actions, such as:

..  approval of mergers or other business combinations;

..  sales of all or substantially all of our assets;

..  any matters submitted to a vote of our shareholders;

..  issuance of any additional common stock or other equity securities;

..  incurrence of debt other than in the ordinary course of business;

..  the selection and tenure of our Chief Executive Officer; and

..  payment of dividends on common stock or other equity securities.

In some situations, the interests of our directors and executive officers may be different from yours. However, our Board of Directors and executive officers have a fiduciary duty to act in the best interests of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions in Our Articles of Incorporation Will Delay or Prevent Changes in
----------------------------------------------------------------------------
Control of Our Corporation or Our Management. These provisions make it more
---------------------------------------------
difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include the following:

.. a requirement that certain business combinations not approved by our Board of Directors receive the approval of two-thirds of the outstanding shares;

..  staggered terms of office for members of the board of directors;

..  the elimination of cumulative voting in the election of directors; and

.. a requirement that our Board of Directors consider the potential social and economic effects on the our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company.

ITEM 2.  PROPERTIES
-------------------

The following properties (real properties and/or improvements thereon) are owned by the Company/(1)/ and are unencumbered. In the opinion of Management, all properties are adequately covered by insurance.

                                                  Square Feet of     Land and
Location                       Use of Facilities   Office Space    Building Cost
--------                       -----------------   ------------    -------------

90 North Main Street           Main Office             8,500         $324,560
Porterville, California
(Opened January 1978)

1498 West Olive Avenue         Branch Office           5,000         $803,380
Porterville, California
(Opened January 1980)

142 South Mirage               Branch Office           5,500         $816,366
Lindsay, California
(Opened December 1980)

1103 West Visalia Street       Branch Office           4,500         $609,337
Exeter, California
(Opened November 18, 1988)

40884 Sierra Drive             Branch Office           2,500         $496,251
Three Rivers, California
(Opened March 4, 1994)

401 East Tulare Street         Branch Office           2,300         $500,793
Dinuba, California
(Opened February 14, 1997)

246 East Tulare Avenue         Branch Office           7,800       $1,189,607
Tulare, California
(Opened May 2, 1998)

427 West Lacey Boulevard       Branch Office           4,500       $1,271,189
Hanford, California
(Opened January 16, 1999)

636 E. Shaw Avenue             Branch Office          12,000       $1,498,445
Fresno, California
(Opened September 27, 1999)

224 West "F" Street            Branch Office           7,749         $330,000
Tehachapi, California
(Opened May 22, 2000)

-----------------------
/1/ As used throughout this Annual Report, the term "Company" includes, where appropriate, both Sierra Bancorp and its consolidated subsidiary, Bank of the Sierra.

                                                  Square feet of    Land and
Location                       Use of Facilities   Office Space   Building Cost
--------                       -----------------   ------------   -------------

21000 Mission Street            Branch Office           1,479         $250,000
Tehachapi, California
(Opened May 22, 2000)

8031 California City Boulevard  Branch Office           2,182         $285,000
California City, California
(Opened May 22, 2000)

1621 Mill Rock Way              Branch Office           3,920       $1,160,000
Bakersfield, California
(Opened May 22, 2000)

The following facilities are leased by the Bank:

                                                   Square Feet of   Monthly Rent     Term of
Location                      Use of Facilities     Office Space   as of 12/31/01     Lease
--------                      -----------------     ------------   --------------     -----

80-86 North Main Street       Administrative           37,000          $10,225      4/26/14/1/
Porterville, California       Headquarters Office

128 East Main Street          Branch Office             8,000           $7,650      6/30/05/2/
Visalia, California
(Opened September 5, 1995)

2515 South Mooney Blvd.       Branch Office             3,300           $4,705      6/18/06
Visalia, California
(Opened June, 1991)

5060 California Avenue        Branch Office             7,410          $11,292      7/31/08
Bakersfield, California
(Opened May, 2, 1997)

Additionally, the Bank has eight remote ATM locations. The amount of monthly rent at these locations is minimal.

Management believes that the Company's existing facilities are adequate to accommodate the Company's operations for the immediately foreseeable future.

-----------------------
/1/ This is the termination date of the original 20-year lease; the Company has the right, however, to terminate the lease with 90 days advance notice on the 10th and 15th anniversary dates of the lease commencement.
/2/ This is the termination date of the original lease; the Company also has three renewal options for five years each under this lease agreement.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Company is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
-----------------------------------------------------------------

(a)  Market Information

Sierra Bancorp's Common Stock has been listed on the Nasdaq National Market since August 10, 2001 (the effective date of the holding company reorganization), and Bank of the Sierra's Common Stock was previously listed on the Nasdaq National Market since June 10, 1999. Our Common Stock trades on the Nasdaq Stock Market(R) under the symbol BSRR and the CUSIP number for such common stock is #064860109. Trading in the Common Stock of the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market. Management is aware of the following securities dealers who make a market in the Company's stock: Hoefer & Arnett, San Francisco, California; J. Alexander Securities, Inc., Los Angeles, California; Morgan Stanley Dean Witter, Bakersfield, California Sutro & Co., Los Angeles, California, and Wedbush Morgan Securities, Portland, Oregon (the "Securities Dealers").

The following table summarizes trades of the Company's /1/ Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources. The information in the following table does not include trading activity between dealers.

     Calendar        Sale Price of the Company's /1/       Approximate
   Quarter Ended                Common Stock            Trading Volume
                             High          Low                  Shares
                             ----          ---                  ------
March 31, 2000..........     9.50          7.50                183,200
June 30, 2000...........     8.25          7.13                 94,800
September 30, 2000......     8.00          5.68                 89,200
December 31, 2000.......     7.50          5.75                137,700
March 31, 2001..........     8.13          6.25                 96,100
June 30, 2001...........     7.30          6.00                126,400
September 30, 2001......     7.25          6.00                122,000
December 31, 2001.......     7.30          6.00                167,300

(b)  Holders

On February 15, 2002 there were approximately 739 shareholders of record of the Company's Common Stock.

(c)  Dividends

As a bank holding company which currently has no significant assets other than its equity interest in the Bank, the Company's ability to declare dividends depends primarily upon dividends it receives from the Bank. The Bank's dividend practices in turn depend upon the Bank's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank's Board of Directors at that time.

The Company paid quarterly cash dividends totaling $1.66 million or $0.18 per share in 2001 and $2.12 million or $0.23 per share in 2000, representing 24% and 38%, respectively of the prior year's earnings. (As the holding company reorganization became effective on August 10, 2001, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.) Since 1999, the Bank (or the Company, as applicable) has

-----------------------
/1/ Inasmuch as the Company did not acquire the outstanding shares of the Bank until August, 2001, the information contained herein for 2000 and part of 2001 is for the Bank's stock. As of the effective date of the holding company reorganization (August 10, 2001), each outstanding share of common stock of the Bank was converted into one outstanding share of common stock of the Company.

generally adhered to a policy of paying quarterly cash dividends totaling about 35% of the prior year's net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank's or the Company's financial condition and are not overly restrictive to its growth capacity. However, the Bank experienced significant growth in 2000, due mainly to its acquisition of Sierra National Bank in May of that year, and also had a slight contraction in earnings in the 2000 calendar year. In light of these events, the Board of Directors declared dividends in 2001 totaling only approximately 24% of the prior year earnings.

The Company anticipates paying dividends in the future consistent with the general dividend policy as described above. However, no assurance can be given that the Bank's and the Company's future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The power of the Bank's Board of Directors to declare cash dividends is also limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the Bank, as well as general business conditions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. The payment of any cash dividends by the Bank will depend not only upon the Bank's earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

The Company's ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or
(ii) immediately after giving effect to the dividend the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

(d)  Recent Sales of Unregistered Securities

On November 28, 2001, the Company issued an aggregate of $15,000,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures due 2031 (the "Subordinated Debt Securities"). All of the Subordinated Debt Securities were issued to Sierra Capital Trust I, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the "Trust"). The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4(2) thereof. The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds (approximately $14.5 million) raised by the Trust from the sale of $15,000,000 in principal amount of the Trust's Floating Rate Capital Trust Pass-through Securities (the "Trust Preferred Securities"). Salomon Smith Barney, Inc. ("SSB") acted as the placement agent in connection with the offering of the Trust Preferred Securities for aggregate commissions of $450,000 payable by the Trust. The sale of the Trust Preferred Securities was part of a larger transaction arranged by SSB pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other banks and the special purpose vehicle then issued its securities to the public (the "Pooled TRUPS"). The Pooled TRUPS were sold by SSB only (i) to those entities SSB reasonably believed were qualified institutional buyers (as defined in Rule 144A under the Securities Act), (ii) to "accredited investors" (as defined in Rule 501(a)(1),
(2), (3) or (7) or Regulation D promulgated under the Securities Act) or (iii) in offshore transactions in compliance with Rule 903 of Regulation S under the Securities Act. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

The "selected financial data" for 2001 which follows is derived from the audited Consolidated Financial Statements of the Company and other data from our internal accounting system. The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below. Statistical information below is generally based on average daily amounts.

              Selected Financial Data

                                                                   As of December 31,

                                                 (Dollars in thousands, except per share data)

Income Statement Summary                                   2001        2000/1/        1999          1998          1997
                                                      ------------- ------------- ------------- ------------- ------------
Interest income                                        $    43,338   $    45,528   $    33,864   $    33,652   $    30,011
Interest expense                                       $    15,892   $    18,677   $    11,721   $    12,378   $     9,846
Net interest income before provision for
 loan losses                                           $    27,446   $    26,851   $    22,143   $    21,274   $    20,165

Provision for loan losses                              $     1,300   $     2,760   $     2,118   $     2,800   $     2,013
Non interest income                                    $     9,663   $     6,436   $     5,346   $     6,076   $     4,389
Non-interest expense                                   $    25,309   $    22,304   $    16,984   $    16,383   $    15,463
Income before provision for income taxes               $    10,500   $     8,223   $     8,387   $     8,167   $     7,078
Provision for income taxes                             $     3,622   $     2,742   $     2,775   $     2,943   $     2,536
Net Income                                             $     6,878   $     5,481   $     5,612   $     5,224   $     4,542

Balance Sheet Summary
Total loans, net                                       $   480,393   $   416,392   $   314,474   $   270,920   $   258,142
Allowance for loan losses                              $    (5,675)  $    (5,362)  $    (3,319)  $    (4,394)  $    (3,034)
Securities held to maturity                            $         -   $         -   $    64,886   $    53,096   $    37,033
Securities available for sale                          $    92,689   $   110,752   $    26,528   $    30,656   $    23,082
Cash and due from banks                                $    39,835   $    43,433   $    31,413   $    24,545   $    26,774
Federal funds sold                                     $         -   $       246   $         -   $     9,800   $     5,300
Other real estate owned                                $       769   $     1,530   $     2,553   $     1,273   $     2,285
Premises and equipment, net                            $    14,304   $    14,477   $    11,597   $     9,491   $     7,540
Total Interest-Earning assets                          $   579,480   $   535,689   $   408,924   $   369,216   $   327,264
Total Assets                                           $   650,410   $   606,726   $   458,384   $   404,064   $   365,333
Total Interest-Bearing liabilities                     $   454,216   $   431,468   $   327,835   $   283,464   $   260,373
Total Deposits                                         $   521,317   $   527,776   $   385,818   $   355,881   $   321,113
Total Liabilities                                      $   604,269   $   565,944   $   421,685   $   369,046   $   334,882
Total Shareholders' Equity                             $    46,141   $    40,782   $    36,699   $    35,018   $    30,451
Per Share Data /(2)/
Net Income                                             $      0.75   $      0.60   $      0.61   $      0.57   $      0.49
Book Value                                             $      5.01   $      4.43   $      3.98   $      3.80   $      3.31
Cash Dividends                                         $      0.18   $      0.23   $      0.22   $      0.15   $      0.05
Weighted Average Common Shares Outstanding, Basic        9,212,280     9,212,280     9,212,280     9,212,280     9,212,280
Weighted Average Common Shares Outstanding, Diluted      9,221,480     9,212,280     9,252,193     9,212,280     9,212,280
Key Operating Ratios:
 Performance Ratios:
  Return on Average Equity /(3)/                             15.94%        14.30%        16.24%        15.81%        15.74%
  Return on Average Assets /(4)/                              1.15%         0.96%         1.33%         1.33%         1.37%
  Net Interest Spread /(5)/                                   4.25%         4.60%         5.10%         4.97%         5.68%
  Net Interest Margin                                         5.07%         5.48%         5.97%         5.92%         6.68%
  Dividend Payout Ratio /(6)/                                24.11%        38.33%        36.07%        26.32%        10.20%
  Equity to Assets Ratio /(7)/                                7.21%         6.69%         8.22%         8.42%         8.71%
  Net Loans to Total Deposits at Period End                  92.15%        78.90%        81.51%        76.13%        80.39%
 Asset Quality Ratios:
  Non Performing Loans to Total Loans                         2.01%         0.73%         0.29%         1.43%         0.55%
  Nonperforming Assets to Total Loans and
    Other Real Estate Owned                                   2.17%         1.05%         1.08%         1.88%         1.41%
  Net Charge-offs (recoveries) to Average Loans               0.23%         0.43%         1.11%         0.55%         0.78%
  Allowance for Loan Losses to
    Net Loans at Period End                                   1.18%         1.29%         1.06%         1.62%         1.18%
  Allowance for Loan Losses to Non-Performing Loans          58.00%       173.87%       363.13%       111.58%       211.13%
 Capital Ratios:
  Tier 1 Capital to Adjusted Total Assets                     9.02%         5.64%         8.13%         8.16%         8.10%
  Tier 1 Capital to Total Risk-weighted Assets               11.03%         7.76%        10.30%        11.54%        10.50%
  Total Capital to Total Risk-weighted Assets                12.18%         9.00%        11.32%        12.79%        11.61%

/(1)/ On May 19, 2000, Bank of the Sierra acquired the net assets of Sierra National Bank. The transaction was accounted for using the purchase method of accounting. Bank of the Sierra paid $9,563,000 in cash (including acquisition-related costs of $463,000) for net assets of $3,694,000. The resulting purchase price in excess of net assets acquired (intangibles) is $5,869,000. The allocation of the purchase price is preliminary as not all estimations have been finalized.
/(2)/ All per share data and the average number of shares outstanding have been retroactively restated on a split adjusted basis.
/(3)/ Net income divided by average shareholders' equity.
/(4)/ Net income divided by average total assets.
/(5)/ Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
/(6)/ Dividends declared per share divided by net income per share.
/(7)/ Average equity divided by average total assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

This discussion presents Management's analysis of the financial condition and results of operations of the Company as of and for each of the years in the three-year period ended December 31, 2001./(1)/ The Company also wholly owns Sierra Capital Trust I, a Delaware statutory business trust (see "Part II, Item 5 -- Market for Common Equity and Related Shareholder Matters -- Recent Sales of Unregistered Securities"). The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company's expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could materially differ from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements are fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations.

SUMMARY OF PERFORMANCE
----------------------

After a slight dip in earnings in 2000, the Company regained its footing in 2001 and increased net earnings by more than 25% despite only a 4.7% increase in average earning assets and a slight decline in the Company's net interest margin. Net income in 2000 declined primarily due to increased operating costs associated with the May 2000 acquisition of Sierra National Bank ("SNB"), a Tehachapi-based, four branch financial institution with approximately $87 million in total assets. The purchase of SNB was a strategic decision meant to improve the Company's long-term potential. Gains on the sale of investment securities were responsible for approximately half of the increase in net income in 2001. The increase in net earnings in 2001 was also achieved through increased net interest income, gains from the sale of loans and loan servicing, a reduction in the loan loss provision (which occurred in spite of an increase in the level of non-performing loans - see "Non-performing Assets"), and the implementation of expense controls during the course of the year. For 2001, net income was $6.88 million, compared to the $5.48 million earned in 2000 and net income of $5.61 million in 1999. Net income per share was $0.75 for 2001, as compared to $0.60 during 2000 and $0.61 in 1999. The Company's Return on Average Assets ("ROA") was 1.15% and Return on Average Equity ("ROE") was 15.94% in 2001, as compared to .96% and 14.30%, respectively in 2000, and 1.33% and 16.24%, respectively for 1999.

Perhaps the most significant single factor impacting the Company's performance in 2001 was the Federal Reserve Board's record reduction in the target overnight fed funds rate and discount rate, although this negative factor was more than offset by the combination of positive factors discussed elsewhere in this section. The Federal Reserve Board's rate reductions injected liquidity into the banking system, which forced other market interest rates to decline in response. As is typical in many other community banks, the Company's net interest margin was negatively impacted as market rates fell. The rate-related decline in net interest income, however, was mitigated by the increased income generated by a higher level of average earning assets and favorable changes in the Company's deposit mix, and net interest income increased by $595,000 from 2000 to 2001. Moreover, the decline in market rates boosted the Company's volume of mortgage loans, some of which we were able to sell at a substantial gain, and increased the value of the Bank's investment portfolio, a portion of which was also sold with realized gains.

-----------------------
/1/ As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank was effective in August, 2001, all financial information as of and for the years ended December 31, 2000 and any earlier years or periods relates to the Bank rather than the Company. Information as of and for the year ended December 31, 2001 is provided for the Bank and the Company on a consolidated basis.

The Company's lower loan loss provision is, on the surface, inconsistent with the increase in non-performing assets and higher aggregate loan balances, and the Company's allowance for loan losses fell as a percentage of loans and as a percentage of non-performing loans. Actual loan losses, however, declined in 2001, and management's detailed analysis of the adequacy of the allowance provides justification for the amounts added to the allowance by means of the loan loss provision during the year.

Due in part to an increase in operating expenses associated with the SNB acquisition, the Company undertook a thorough review of its major expenses in early 2001. As a result of this effort, certain cost-cutting measures were implemented during the year, including a staff reduction program. The Company also decided to sell its mortgage servicing to reduce associated expenses and realize non-recurring gains. It is anticipated that these expense controls will continue to enhance the Company's profitability in subsequent years, although no absolute assurance can be given that this, in fact, will occur.

On November 28, 2001, Sierra Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the "Trust"), issued an aggregate of $15,000,000 of principal amount of Floating Rate
TRUPS(R) (Capital Trust Pass-through Securities of the Trust) , which in turn were used to purchase the same amount of Subordinated Debt Securities issued by the Company. These Trust Preferred Securities currently qualify as Tier 1 capital when calculating regulatory risk-based capital ratios. The issuance of the Trust Preferred Securities in the fourth quarter of 2001, coupled with relatively slow asset growth during most of 2001, resulted in substantial improvement in the Company's capital ratios. Proceeds from the issuance of Trust Preferred Securities were used to increase the capital of the Bank and for general corporate purposes. The Bank is now considered to be "well capitalized" pursuant to the FDIC's prompt corrective action guidelines. We anticipate that this increase in capital will provide a springboard for future asset growth, while allowing the Bank to maintain its well capitalized position. There can be no absolute assurance given that this in fact will occur, however, as numerous local market, general economic and regulatory changes could impact capital ratios going forward.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME AND NET INTEREST MARGIN
-------------------------------------------

During 2001 the Company generated net income of $6.88 million as compared to $5.48 million in 2000 and $5.61 million in 1999. The Company earns income from two primary sources. The first is net interest income brought about by income from the successful deployment of earning assets less the costs of interest-bearing liabilities. The second is non-interest income, which generally comes from customer service charges and fees, but can also result from non-customer sources such as gains on loan sales and gains on sales from the Company's investment portfolio. The majority of the Company's expenses are operating costs which relate to providing a full range of banking services to our customers.

Net interest income, which is simply total interest income (including fees) less total interest expense, was $27.45 million in 2001 compared to $26.85 million and $22.14 million in 2000 and 1999, respectively. This represents an increase of 2.2% in 2001 over 2000 and an increase of 21.3% in 2000 over 1999. Going forward, the $15 million in Trust Preferred Securities, which currently bear an interest rate of 6.007%, are expected to add approximately $900,000 per year to the Company's interest expense, although the rate adjusts every six months and this amount will likely vary somewhat. The Company will be able to maintain a positive interest spread on these funds, however, by leveraging this additional regulatory capital to increase loan balances.

The amount by which total interest income exceeds total interest expense depends on several factors. Among those factors are yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company's earning assets, deposits, and other interest-bearing liabilities. Change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as "volume change." Change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as "rate change."

The Volume and Rate Variances table which follows sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates. The calculation is as follows: the change due to increase or decrease in volume is equal to the increase or decrease in the average balance times the prior period's rate. The change due to an increase or decrease in the rate is equal to the increase or decrease in the average rate times the current period's balance. The variances attributable to both the volume and rate changes have been allocated to the change in rate.


===========================================================================================================
Volume & Rate Variances                                      Years Ended December 31,
-----------------------
(dollars in thousands)                            2001 over 2000                    2000 over 1999
                                          -----------------------------     -------------------------------
                                            Increase(decrease) due to          Increase(decrease) due to
Assets:                                    Volume       Rate       Net         Volume       Rate      Net
                                          -----------------------------     -------------------------------
Investments:
-----------
Federal funds sold / Due from time        $   334   $    (180)  $   154      $     105   $  (103)  $     2
Taxable                                   $  (447)  $    (207)  $  (654)     $     809   $   609   $ 1,418
Non-taxable/(1)/                          $   111   $    (133)  $   (22)     $     284   $   (74)  $   210
Equity                                    $    (7)  $      67   $    60      $     (19)  $    30   $    11
                                          -----------------------------     -------------------------------
     Total Investments                    $    (9)  $    (453)  $  (462)     $   1,179   $   462   $ 1,641
                                          -----------------------------     -------------------------------
Loans:
-----
Agricultural                              $  (490)  $    (331)  $  (821)     $       7   $   251   $   258
Commercial                                $ 1,456   $  (1,137)  $   319      $   1,824   $  (412)  $ 1,412
Real Estate                               $   101   $  (1,680)  $(1,579)     $   8,881   $(1,078)  $ 7,803
Consumer                                  $   694   $    (439)  $   255      $     566   $    58   $   624
Credit Cards                              $   101   $      (3)  $    98      $      15   $   (89)  $   (74)
                                          -----------------------------     -------------------------------
     Total Loans                          $ 1,862   $  (3,590)  $(1,728)     $  11,293   $(1,270)  $10,023
                                          -----------------------------     -------------------------------
     Total Earning Assets                 $ 1,853   $  (4,043)  $(2,190)     $  12,472   $  (808)  $11,664
                                          -----------------------------     -------------------------------

Liabilities

Interest Bearing Deposits:
-------------------------

NOW                                       $   (16)  $    (180)  $  (196)     $     115   $   (41)  $    74
Savings Accounts                          $    51   $    (255)  $  (204)     $     156   $    61   $   217
Money Market                              $   862   $     510   $ 1,372      $     334   $    34   $   368
TDOA's & IRA's                            $    27   $       4   $    31      $     266   $   (12)  $   254
Certificates of Deposit * $100,000        $  (767)  $    (884)  $(1,651)     $   1,863   $   741   $ 2,604
Certificates of Deposit ** $100,000       $  (240)  $  (1,062)  $(1,302)     $   1,491   $ 1,040   $ 2,531
                                          -----------------------------     -------------------------------
     Total Interest Bearing Deposits      $   (83)  $  (1,867)  $(1,950)     $   4,225   $ 1,823   $ 6,048
                                          -----------------------------     -------------------------------
Borrowed Funds:
--------------
Federal Funds Purchased                   $   189   $    (103)  $    86      $       2   $    23   $    25
Repurchase Agreements                     $    95   $    (264)  $  (169)     $     116   $   117   $   233

Other Borrowings                          $  (840)  $       3   $  (837)     $     531   $   119   $   650

TRUPS                                     $    85   $       -   $    85      $       -   $     -   $     -
                                          -----------------------------     -------------------------------
     Total Borrowed Funds                 $  (471)  $    (364)  $  (835)     $     649   $   259   $   908
                                          -----------------------------     -------------------------------
     Total Interest Bearing Liabilities   $  (554)  $  (2,231)  $(2,785)     $   4,874   $ 2,082   $ 6,956
                                          -----------------------------     -------------------------------
     Net Interest Margin/Income           $ 2,407   $  (1,812)  $   595      $   7,598   $(2,890)  $ 4,708
                                          =============================     ===============================

/(1)/ Yields on tax exempt income have not been computed on a tax equivalent basis.
===========================================================================================================

The Company's net interest margin is its net interest income expressed as a percentage of average earning assets. The Company's net interest margin for 2001 was 5.07%, a decline of 12 basis points from the 5.19% reported for 2000. For the year 1999, this margin was 5.80%. The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company's investment and loan portfolio, the rates paid on each segment of the Company's interest bearing liabilities, and the Company's net interest margin. That same table also shows the Company's average daily balances for each principal category of assets, liabilities and shareholders' equity, the amount of interest income or interest expense, and the average yield or rate for each category of interest-earning asset and interest-bearing liability along with the net interest margin for each of the reported periods.

Distribution, Rate & Yield                                                   Year Ended December 31,
(dollars in thousands)
                                                      2001(a)                              2000(a)
                                             ------------------------------     ------------------------------
                                             Average   Income/     Average        Average    Income/   Average
                 Assets                      Balance   Expense       Rate         Balance    Expense    Rate
Investments:
Federal Funds Sold/Due from Time            $  9,395   $   398     4.24%        $    3,959   $   243    6.14%

Taxable                                     $ 60,057   $ 3,662     6.10%        $   66,993   $ 4,316    6.44%

Non-taxable/(1)/                            $ 42,427   $ 2,000     4.71%        $   40,211   $ 2,022    5.03%
Equity                                      $  2,391   $    94     3.93%        $    2,680   $    34    1.27%
                                            ------------------                  --------------------
    Total Investments                       $114,270   $ 6,154     5.39%        $  113,843   $ 6,615    5.81%
                                            ------------------                  --------------------
Loans:/(2)/
-----
Agricultural                                $ 11,344   $   885     7.80%        $   15,921   $ 1,706   10.72%

Commercial                                  $ 76,341   $ 6,525     8.55%        $   61,830   $ 6,206   10.04%

Real Estate                                 $284,239   $24,715     8.70%        $  283,147   $26,294    9.29%

Consumer                                    $ 37,264   $ 3,561     9.56%        $   30,795   $ 3,306   10.74%

Credit Cards                                $ 11,781   $ 1,499    12.72%        $   10,987   $ 1,401   12.75%

Other                                       $  5,999   $     -     0.00%        $      610   $     -    0.00%
                                            ------------------                  --------------------
    Total Loans                             $426,968   $37,185     8.71%        $  403,290   $38,913    9.65%
                                            ------------------                  --------------------
Total Earning Assets/(4)/                   $541,238   $43,339     8.01%        $  517,133   $45,528    8.80%
                                                       -------                               -------
Non-Earning Assets                          $ 57,318                            $   56,093
                                            --------                            ----------
Total Assets                                $598,556                            $  573,226
                                            ========                            ==========
Liabilities and Shareholders Equity

Interest-Bearing Deposits:
-------------------------

NOW                                         $ 45,668   $   216     0.47%        $   47,498   $   412    0.87%

Savings                                     $ 30,170   $   370     1.23%        $   27,698   $   574    2.07%

Money Market                                $ 83,925   $ 2,911     3.47%        $   53,784   $ 1,539    2.86%

TDOA's, and IRA's                           $ 20,526   $   918     4.47%        $   19,924   $   887    4.45%

Certificates of Deposit * $100,000          $120,434   $ 5,829     4.84%        $  134,199   $ 7,480    5.57%

Certificates of Deposit ** $100,000         $101,944   $ 5,008     4.91%        $  105,970   $ 6,310    5.95%
                                            ------------------                  --------------------
    Total Interest-Bearing Deposits         $402,667   $15,252     3.79%        $  389,073   $17,202    4.42%

Borrowed Funds:

Federal Funds Purchased                     $  2,608   $   116     4.45%        $      439   $    30    6.83%

Repurchase Agreements                       $ 15,728   $   432     2.75%        $   13,573   $   601    4.43%

Other Borrowings                            $     63   $     7    11.11%        $   13,017   $   844    6.48%

TRUPS                                       $  1,397   $    85     6.08%        $        -   $     -    0.00%
                                            ------------------                  --------------------
    Total Borrowed Funds                    $ 19,796   $   640     3.23%        $   27,029   $ 1,475    5.46%
                                            ------------------                  --------------------
    Total Interest Bearing Liabilities      $422,463   $15,892     3.76%        $  416,102   $18,677    4.49%

Demand Deposits                             $125,833                            $  113,757

Other Liabilities                           $  7,118                            $    5,029

Shareholders' Equity                        $ 43,142                            $   38,338
                                            --------                            ----------
Total Liabilities and Shareholders' Equity  $598,556                            $  573,226
                                            ========                            ==========

Interest Income/Earning Assets                                     8.01%                                8.80%

Interest Expense/Earning Assets                                    2.94%                                3.61%
                                                                 -------                              -------
Net Interest Margin/(3)/                               $27,447     5.07%                     $26,851    5.19%
                                                      ==================                    =================


                                                       1999(a)
                                           -----------------------------
                                            Average    Income/   Average
                                            Balance    Expense    Rate

Investments:
Federal Funds Sold/Due from Time           $  2,468   $    174     7.05%

Taxable                                    $ 52,371   $  2,898     5.53%

Non-taxable/(1)/                           $ 34,759   $  1,812     5.21%
Equity                                     $  3,391   $     90     2.65%
                                           -------------------
    Total Investments                      $ 92,989   $  4,974     5.35%
                                           -------------------
Loans:/(2)/
-----
Agricultural                               $ 15,847   $  1,448     9.14%

Commercial                                 $ 44,786   $  4,794    10.70%

Real Estate                                $191,281   $ 18,491     9.67%

Consumer                                   $ 25,429   $  2,682    10.55%

Credit Cards                               $ 10,879   $  1,475    13.56%

Other                                      $    507   $      -     0.00%
                                           -------------------
    Total Loans                            $288,729   $ 28,890    10.01%
                                           -------------------
Total Earning Assets/(4)/                  $381,718   $ 33,864     8.87%
                                                      --------
Non-Earning Assets                         $ 38,953
                                           --------
Total Assets                               $420,671
                                           ========
Liabilities and Shareholders Equity

Interest-Bearing Deposits:
-------------------------

NOW                                        $ 35,413   $    338     0.95%

Savings                                    $ 19,262   $    357     1.85%

Money Market                               $ 41,841   $  1,171     2.80%

TDOA's, and IRA's                          $ 14,021   $    633     4.51%

Certificates of Deposit * $100,000         $ 97,095   $  4,876     5.02%

Certificates of Deposit ** $100,000        $ 75,974   $  3,779     4.97%
                                           -------------------
    Total Interest-Bearing Deposits        $283,606   $ 11,154     3.93%

Borrowed Funds:

Federal Funds Purchased                    $    281   $      5     1.78%

Repurchase Agreements                      $ 10,321   $    368     3.57%

Other Borrowings                           $  3,480   $    194     5.57%

TRUPS                                      $      -   $      -     0.00%
                                           -------------------
    Total Borrowed Funds                   $ 14,082   $    567     4.03%
                                           -------------------
    Total Interest Bearing Liabilities     $297,688   $ 11,721     3.94%

Demand Deposits                            $ 83,766

Other Liabilities                          $  4,655

Shareholders' Equity                       $ 34,562
                                           --------
Total Liabilities and Shareholders' Equity $420,671
                                           ========

Interest Income/Earning Assets                                     8.87%

Interest Expense/Earning Assets                                    3.07%
                                                                 -------
Net Interest Margin/(3)/                              $ 22,143     5.80%
                                                     ===================

*     means less than

**    means greater than

(a) Average balances are obtained from the best available daily or monthly data.

/(1)/ Yields on tax exempt income have not been computed on a tax equivalent basis.

/(2)/ Loan fees have been included in the calcualtion of interest income.
      Loan Fees were approximately $(85,500), $667,000, and $1,753,000 for the years ended December 31, 2001, 2000, and 1999 respectively. Loans are gross of the allowance for possible loan losses, deferred fees and related direct cost.

/(3)/ Represents net interest income as a percentage of average interest-earning assets.

/(4)/ Non-accrual loans have been included in total loans for purposes of total earning assets.

During 2001, the Company's net interest margin was impacted by two primary factors, one negative and one positive. The main negative factor was the overall decline in interest rates which caused net interest income to fall by $1.8 million. A large portion of the Bank's loans carry variable rates and re-price immediately, versus a large base of core deposits which are generally slower to re-price, creating timing differences as interest income fell more rapidly than interest expense. Exacerbating the timing effect was the narrowing of the relative spread between loan and deposit rates as market rates moved significantly lower. The Company's net interest margin actually showed improvement toward year-end, however, as floors on loan rates kicked in and deposit rates were lowered to match similar decreases in competitor rates. Demand for deposits has proven to be relatively inelastic, possibly because insured bank deposits are currently viewed as a safe haven relative to alternative investment products. However, as depositors feel more secure with alternative investments the Company could be forced to pay increasingly more for deposits to avoid potential run-off, even if other interest rates remain static.

The primary positive factor impacting the Company's net interest margin was the favorable shift in the mix of the Company's deposits and other interest-bearing liabilities. The Company ran an advertising campaign targeting variable-rate money market deposits early in 2001, which not only attracted new depositors but also enticed some existing customers with maturing time deposits to roll their money into money market accounts. Average time deposit balances fell by nearly $18 million from 2000 to 2001, while money market account balances increased by $30 million. Although a relatively high promotional rate was initially paid on money market deposits, that rate fell as market interest rates dropped during the course of the year. Even more significantly, though, average demand deposit balances increased by $12 million, or 10.6%, from 2000 to 2001, which had a substantial positive impact on the Company's net interest margin.

From 2000 to 2001, the Company's average loan portfolio grew by approximately $24 million, or 5.87%, with earnings on that growth, net of associated funding costs, contributing to net interest income. The increase in the annual average balance is lower than the $64 million increase in ending balances, since most of the growth in 2001 occurred in the last two months of the year. This growth spurt should provide a solid base for earnings growth in 2002, however, although no assurance can be given that this will prove to be the case. Additionally, loan balances, which are the highest yielding component of the Company's earning assets, have become an increasingly larger portion of the Company's average asset base over the past three years. During 2001 the loan portfolio averaged 71.3% of total assets, while for 2000 and 1999 such balances represented 70.4% and 68.6%, respectively, of average assets. The reverse of this trend is that average investment balances have declined relative to total assets, from 22.1% in 1999, to 19.9% in 2000 and 19.1% in 2001. Despite their decline relative to total assets, a shifting of investment balances into higher-yielding mortgage-backed securities and municipal bonds during 2001 has also helped support the Company's net interest margin.

There were three major items having a negative impact on the Company's net interest margin in 2000, which fell by more than 60 basis points relative to 1999. First was the fact that interest-bearing liabilities increased in proportion to interest-earning assets, while other liabilities and equity both declined relative to average earning assets. The second was the general market and competitive conditions which caused an approximate 75 basis point increase in the cost of time deposits, which comprised a significant portion (58%) of interest-bearing liabilities in 2000. The third was the decline in the yield on the loan portfolio, which was caused primarily by a disproportionate increase in real estate loans, the lowest-yielding segment of the Company's portfolio in 2000.

Based on current economic conditions, the Company expects moderate changes in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolio during 2002. The Company's net interest margin is anticipated to stay approximately the same as in 2001, and net interest income should increase if loans grow as planned and the loan growth is funded by reasonably priced deposits. However, no assurance can be given that this will, in fact, occur.

NON-INTEREST INCOME AND NON-INTEREST EXPENSE
--------------------------------------------

The primary traditional sources of non-interest income for the Company are service charges on deposit accounts, gains on the sale of loans, loan servicing income, and credit card fees. During 2001, the Company also realized substantial gains on the sale of investment securities and the sale of loan servicing rights. Service charges on deposit accounts and loan sales income in 2001 accounted for 49.2% and 9.3%, respectively, of total non-interest income, as compared to 63.5% and 7.9%, respectively, for 2000. This decrease was due to the significant increase in gains from the sale of loan servicing, and gains from the sale of investment securities. Loan servicing income (including gains on servicing sales) and credit card fees for 2001 were 12.1% and 5.0% respectively, as compared to 8.1% and 7.3%, respectively, during 2000. Non-recurring gains on the sale of investment securities increased from 1.9% to 11.5% of total non-interest income from 2000 to 2001, but are expected to diminish significantly in 2002.

The primary source of non-interest income continues to be service charges on deposit accounts. The Company's ratio of service charge income on deposit accounts to average transaction accounts (demand and interest-bearing NOW accounts) increased to 2.77% in 2001, as compared to 2.53% for 2000 and 2.55% in 1999. This increase is indicative of operational changes enacted in recent years to generate additional non-sufficient funds charges, a higher level of collected versus waived activity charges, and a lower number of service charge free accounts.

Loan sales income increased proportionate to total non-interest income due to the high volume of mortgage loans booked and sold during 2001. Mortgage loan activity increased presumably as a result of the relatively low rates available on such loans, and it is not expected that this level of loan sales income will be sustained in 2002. Loan servicing income increased as well, as non-recurring gains were realized on the sale of the bulk of the Company's servicing rights. Pursuant to a detailed analysis of the loan servicing area, management determined that loan servicing revenue was not sufficient to cover associated costs and maintain a reasonable profit margin, and decided to sell the servicing rights on its residential loan servicing portfolio. We expect that loan servicing revenues will drop off substantially in 2002, although associated expenses will also decline.

Credit card fees increased slightly from 2000 to 2001, but were approximately the same percentage of average earning assets. With no plans for significant growth in credit card receivables, it is expected that credit card fees will stay at about the same level in 2002.

The decline in market interest rates had the effect of increasing the market value of the Company's investment portfolio, which is substantially comprised of fixed-rate bonds, and the Company was able to realize some of those gains as bonds were sold during the year. Management had determined at the beginning of 2001 that the portfolio should be repositioned to improve its total return, by moving balances from lower-yielding treasuries and agencies into municipal bonds and mortgage-backed securities to the greatest extent possible. As bonds were sold during the year in pursuit of this strategy, the Company realized gains on those sales totaling approximately $1.1 million, compared to $119,000 and $6,000 in 2000 and 1999, respectively. Not all of the proceeds from investment portfolio sales and maturities were reinvested in bonds, as evidenced by the $18 million decline in the total investment portfolio balance during 2001.

The Company is increasingly focused on enhancing its fee income to mitigate the effects of a declining net interest margin. Based on the Company's efficiency ratio of 68% for 2001, 67% for 2000, and 62% for 1999 as compared to the 55% and lower ratios of certain major financial institutions, it is expected that this activity will continue for the foreseeable future.

The Company's total non-interest expense increased to $25.3 million in 2001, as compared to $22.3 million in 2001 and $17.0 million in 1999. The overall increase in non-interest expenses is due in large part to the Company's acquisition of SNB in May of 2000. In 2001 a full year of the post-acquisition increase in operating expenses is reflected in the Company's income statement, whereas in 2000 only those expenses subsequent to the acquisition date are included.

The largest dollar increase in non-interest expenses was in professional services costs, which more than doubled from $1.1 million to $2.3 million. Included in professional services costs are about $200,000 in costs associated with forming the holding company in 2001. This category also includes payments to consultants for compliance, loan, and operations reviews, which increased by $182,000 due to the increased size and complexity of the

Company. The Bank's FDIC assessment also increased by $170,000 from 2000 to 2001, due to the increase in the Bank's assessable deposit base as well as the lower capital ratios that resulted from the SNB acquisition. It is expected that the FDIC assessment will decline in 2002, since financial reports filed with regulators at the end of 2001 reflect improvement in the Company's capital position. However, assessment rates are subject to change and there is no guaranty that the anticipated reduction will indeed occur.

The second largest dollar increase in non-interest expense was in salaries and employee benefits, which increased by $854,000, or 8.5%, from 2000 to 2001. The main reason for this increase is that 2001 reflects a full year of the additional expense associated with staffing the four offices added through the SNB acquisition. Based on market analysis and peer comparisons, it is management's opinion that the Company can achieve significant growth in loans and deposits with only minimal increases in staff. Thus, it is expected that salaries and employee benefits will decline as a percentage of earning assets over the next few years, although there is no guaranty that this will actually occur. In addition, pursuant to a comprehensive analysis of various operating units, staff reductions were implemented in mid-2001 and full-time equivalent employees declined from 323 at the end of 2000 to 286 at the end of 2001. This decline portends a much more modest increase in salaries and benefits in 2002, although no assurance can be given that this, in fact, will occur.

Rent and occupancy expense increased by $548,000, or 15.1%, from 2000 to 2001. The main reason for this increase is that 2001 reflects a full year of the additional depreciation and other occupancy expenses associated with the four offices added through the SNB acquisition, as well as the renovation and maintenance expenses incurred to bring those offices up to Company standards.

Other operating costs increased by nearly $400,000, or 27%, the second largest percentage increase for non-interest expense categories. Most of the increase was in telephone and data communications costs, which increased subsequent to the SNB acquisition but have also increased as the Company has upgraded its communications technology. These costs are currently being reviewed in detail, and telephone and data line configurations are expected to be restructured to increase efficiencies and decrease costs, although no assurance can be given that this will, in fact, occur.

Data processing costs also experienced a significant increase from 2000 to 2001, climbing from $1.54 million to $1.88 million. This 22% increase was centered in item processing costs, which grew by $279,000 due to the additional number of items processed in 2001 versus 2000. Item processing costs as a percentage of total non-interest expense have increased from 1.5% in 1999, to 4.9% in 2000, to 5.4% in 2001. Management has researched various alternatives in order to reduce item processing costs, and plans to implement an in-house item processing solution in the latter part of 2002. It is expected that, all else being equal, this solution will significantly reduce item processing costs starting in 2003, however there can be no assurance that this expense reduction will actually occur.

The following table sets forth the various components of the Company's non-interest income and non-interest expense for the years indicated:

=================================================================================================================
Non Interest Income/Expense
(dollars in thousands, unaudited)

OTHER OPERATING INCOME:                             2001 % of Total       2000 % of Total       1999 % of Total
----------------------                           -------------------   --------------------   -------------------
Service charges on deposit accounts               $ 4,754    49.20%     $ 4,085     63.47%     $ 3,038    56.83%
Credit Card Fees                                  $   482     4.99%     $   472      7.33%     $   423     7.91%
Other service charges, commissions & fees         $   926     9.58%     $   391      6.08%     $   325     6.08%
Gains on sales of loans                           $   899     9.30%     $   505      7.85%     $   836    15.64%
Loan servicing income                             $ 1,168    12.09%     $   520      8.08%     $   560    10.48%
Gains on sale of investment securities            $ 1,108    11.47%     $   119      1.85%     $     6     0.11%
Other                                             $   326     3.37%     $   344      5.34%     $   158     2.96%
                                                 -------------------   --------------------   -------------------
    Total non-interest income                     $ 9,663   100.00%     $ 6,436    100.00%     $ 5,346   100.00%
    As a percentage of average earning assets                 1.79%                  1.24%                 1.40%

OTHER OPERATING EXPENSES:
------------------------
Salaries and employee benefits                    $10,908    43.10%     $10,054     45.08%     $ 8,195    48.25%
Occupancy costs
    Furniture & Equipment                         $ 1,987     7.85%     $ 1,964      8.81%     $ 1,554     9.15%
    Premises                                      $ 2,187     8.64%     $ 1,662      7.45%     $ 1,391     8.19%
Advertising and Marketing Costs                   $   829     3.28%     $   925      4.15%     $   711     4.19%
Data Processing Costs
    Item processing costs                         $ 1,375     5.43%     $ 1,096      4.91%     $   253     1.49%
    Other data processing                         $   506     2.00%     $   441      1.98%     $   536     3.16%
Deposit Services Costs                            $ 1,418     5.60%     $ 1,304      5.85%     $   686     4.04%
Loan Services Costs
    Loan Processing                               $   445     1.76%     $   428      1.92%     $   384     2.26%
    ORE Owned                                     $   129     0.51%     $   462      2.07%     $   167     0.98%
    Credit Card                                   $   566     2.24%     $   532      2.39%     $   489     2.88%
    Other loan services                           $    32     0.13%     $    39      0.17%     $    71     0.42%
Other Operating Costs
    Telephone & data communications               $ 1,041     4.11%     $   797      3.57%     $   531     3.13%
    Postage & mail                                $   426     1.68%     $   309      1.39%     $   285     1.68%
    Other                                         $   415     1.64%     $   371      1.66%     $   431     2.54%
Professional Services Costs
    Legal & Accounting                            $ 1,457     5.76%     $   709      3.18%     $   302     1.78%
    Other professional service                    $   853     3.37%     $   428      1.92%     $   392     2.31%
Stationery & Supply Costs                         $   615     2.43%     $   605      2.71%     $   499     2.94%
Sundry & Tellers                                  $   120     0.47%     $   178      0.80%     $   107     0.63%
                                                 -------------------   --------------------   -------------------
    Total non-interest Expense                    $25,309   100.00%     $22,304    100.00%     $16,984   100.00%
    As a % of average earning assets                          4.68%                  4.31%                 4.45%
Net non-interest income as a % of earning assets             -2.89%                 -3.07%                -3.05%

=================================================================================================================

PROVISION FOR LOAN LOSSES
-------------------------

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings. The charges are shown in the income statements as provisions for loan losses, and specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company's provisions in 2001, 2000, and 1999 were $1.3 million, $2.8 million, and $2.1 million, respectively. The provision was reduced by $1.5 million in 2001 despite an increase in non-performing loans. A lower amount was added to the Company's allowance for loan losses in 2001 because net charge-offs also fell by $748,000, and the allowance was maintained at a level determined to be appropriate subsequent to a thorough management review of the allowance relative to the Company's current loan portfolio. The loan loss provision is determined by a conducting a monthly evaluation of the adequacy of the Company's allowance for loan losses, and charging the shortfall, if any, to the current month's expense. This has the effect of creating variability in the amount and frequency of charges to the Company's earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under "Allowance for Loan Losses".

INCOME TAXES
------------

As indicated in Note 9 in the Notes to the Consolidated Financial Statements, income tax expense is the sum of two components, current tax expense and deferred tax expense. Current tax expense results from applying the current tax rate to taxable income, and is in essence the actual current income tax liability. Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, however, leading to differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary timing differences comprise the deferred portion of the Company's tax expense.

Most of the Company's temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company normally carries a net deferred tax asset on its books. At December 31, 2001 the Company's $1.6 net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and depreciation.

The Company's income tax expense is also affected by the extent of tax-exempt securities income, which arises primarily from the Company's investments in state, county and municipal bonds. This portion of the portfolio averaged 36% of the total in 2001, and provided $2.0 million in tax-exempt income. In 2001 the Company also committed to an approximate $2.9 million investment in WNC Institutional Tax Credit Fund X, a low-income housing partnership, which should result in approximately $3.0 million in net total tax credits over its 15 year life. About $140,000 of those tax credits should be realized in 2001, although all of the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty. In addition, in 2001 the Company reevaluated the interest income earned on its loans to companies whose operations are located in areas designated as "enterprise zones" by the State of California. This interest income is partially exempt from California income taxes, and the Company expects to reduce its tax liability by taking advantage of this exemption. However, changes in state law could preclude this exemption and there is no guaranty that it can or will be sustained going forward.

FINANCIAL CONDITION
-------------------

A comparison between the summary year-end balance sheets for 2001 through 1997 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company's total assets, loans, deposits, and shareholders' equity have grown each year for the past four years, with asset growth most pronounced in 2000 as a result of the acquisition of SNB. The four branches acquired with SNB currently have $42.4 million in loans and $94.4 million in deposits, which comprise 8.8% and 18.1%, respectively, of the Company's total loans and total deposits at December 31, 2001. Growth in the Company's total assets over the past year approximated $44 million, or 7.2%, as compared to growth in 2000 of $148 million, or 32.4%.

Also of importance is the fact that total loan balances, which are typically higher-earning assets than investment securities, have increased relative to total interest-earning assets every year since 1998 and currently stand at 84.0% of interest earning assets. Moreover, interest-earning assets increased from 88.3% of total assets at year-end 2000 to 89.1% at year-end 2001. These trends signify more efficient deployment of assets.

On the liability side, the deposit mix changed significantly in 2001 and the increased weighting of lower-cost funding sources had an obvious positive impact on the Bank's cost of interest-bearing liabilities. The Company had also increased its reliance on wholesale funding sources at year-end, although this was an intentional asset/liability management strategy and should be a temporary condition. Rather than build deposit balances in anticipation of loan growth, the Company funded loan growth with short-term brokered deposits and borrowings from the Federal Home Loan Bank. We are now focusing on increasing customer deposits to replace wholesale borrowings.

LOAN PORTFOLIO
--------------

The Company's loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category. At December 31, 2001, gross loans represented 74.8% of total assets, as compared to 69.5% and 69.3% at December 31, 2000 and 1999, respectively. The quality and diversification of the Company's loan portfolio are important considerations when reviewing the Company's results of operations.

The Selected Financial Data table in Item 6 above reflects the net amount of loans outstanding at December 31st for each year between 1997 and 2001. The Loan Distribution table which follows sets forth the amount of the Company's total loans outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table are gross figures and do not include net deferred loan fees or net deferred loan origination costs for all periods presented.

=============================================================================================================
Loan Distribution
-----------------
                                                                        As of December 31,

(dollars in thousands)                                  2001        2000       1999        1998        1997
                                                     ---------  ---------   ---------   --------   ----------
Agricultural                                           $ 14,471   $ 16,306     $ 15,096  $ 19,249   $ 16,147
Commercial and Industrial                              $ 71,857   $ 59,554     $ 41,817  $ 38,459   $ 36,644
Real Estate
  Secured by Commercial/Professional Office
   Properties including construction and development   $196,455   $165,759     $114,038  $ 79,749   $ 72,920
  Secured by Residential Properties                    $106,772   $102,594     $ 74,052  $ 74,359   $ 70,751
  Secured by Farmland                                  $ 16,998   $ 17,575     $ 16,250  $ 14,913   $ 19,353
  Held for Sale                                        $  1,048   $  2,128     $ 10,957  $  8,108   $  4,287
                                                      ---------  ---------    ---------  --------  ---------
Total Real Estate                                      $321,273   $288,056     $215,297  $177,129   $167,311
Small Business Administration loans                    $ 16,942   $ 10,883     $  7,185  $  4,618   $  2,918
Consumer Loans                                         $ 50,714   $ 35,416     $ 27,449  $ 24,564   $ 21,879
Credit Cards                                           $ 11,344   $ 11,481     $ 10,666  $ 11,645   $ 16,950
                                                      ---------  ---------    ---------  --------  ---------
Total Loans                                            $486,601   $421,696     $317,510  $275,664   $261,849
                                                      =========  =========    =========  ========  =========
Percentage of Total Loans
Agricultural                                              2.97%      3.87%        4.75%     6.98%      6.17%
Commercial and Industrial                                14.77%     14.12%       13.17%    13.95%     13.99%
Real Estate:
  Secured by Commercial/Professional Office
   Properties including construction and development     40.37%     39.31%       35.93%    28.93%     27.85%
  Secured by Residential Properties                      21.94%     24.33%       23.32%    26.97%     27.02%
  Secured by Farmland                                     3.49%      4.17%        5.12%     5.41%      7.39%
  Held for Sale                                           0.22%      0.50%        3.45%     2.94%      1.64%
                                                      ---------  ---------    ---------  --------  ---------
          Total Real Estate                              66.02%     68.31%       67.81%    64.26%     63.90%
Small Business Administration loans                       3.48%      2.58%        2.26%     1.68%      1.11%
Consumer Loans                                           10.42%      8.40%        8.65%     8.91%      8.36%
Credit Cards                                              2.34%      2.72%        3.36%     4.22%      6.47%
                                                      ---------  ---------    ---------  --------  ---------
                                                        100.00%    100.00%      100.00%   100.00%    100.00%
                                                      =========  =========    =========  ========  =========
=============================================================================================================

As reflected in the Loan Distribution table, aggregate loan balances have increased nearly $225 million, or 85.8%, over the last five years, with a major portion of the increase occurring in the past two years. All of the Company's $65 million in loan growth in 2001 was generated by existing business units, however only about two-thirds of the Company's total $104 million loan growth during 2000 was from then-existing branches, while the remainder was due to the acquisition of four branches of SNB. The largest percentage growth during 2001 came in commercial loans (including SBA loans), while the largest dollar volume increase was in loans secured by real estate.

Loan growth in the Company's immediate market has been oriented toward commercial loans, including SBA loans, as well as loans secured by real estate, including commercial and professional buildings and single family dwellings. As a result, these areas have comprised the major portion of the Company's loan growth over the past few years. Loans secured by real estate grew by $33 million, or 11.5%, and commercial loans grew by $18 million, or 26.1%, during 2001, although most of this growth occurred in the last quarter of the year. Loans secured by real estate and commercial loans comprised 66.0% and 18.3%, respectively, of the Bank's total loan portfolio at the end of 2001.

The Company's commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence. Additionally, the Company has a business unit dedicated to its SBA product and is very active in specific SBA program lending, and also sells a number of the SBA loans it originates. During 2001, the Company generated over $13 million in SBA loans. Further, the Company is designated an SBA Preferred Lender, which allows greater flexibility to meet small business loan requests with a more timely credit approval process. On September 9, 1998, Bank of the Sierra was named #1 Small Business Friendly Lender in California for 1997 by the Office of Advocacy of the Small Business Administration. This award is made to financial institutions whose loan portfolio shows a propensity of lending to small businesses (defined as a commercial loan under $1 million, with a focus on small business loans under $250,000). This award lends credence to the Company's success in meeting the needs of smaller business owners in the communities in which the Company conducts its banking activities. This dedication to SBA lending was recently reaffirmed when Bank of the Sierra was named the top SBA lender in the Fresno District in the last quarter of 2001, and tied for first in the number of loans for the Fresno District during the SBA's 2001 fiscal year.

The most significant shift in the loan portfolio mix over the past five years has been in loans secured by commercial properties, which increased from 27.9% of total loans at the end of 1997 to 40.4% of total loans at the end of 2001. Real estate lending is an increasingly important part of the Company's focus, and is likely to remain so for the immediate future. Real estate loans secured by farmland, however, declined to just 3.5% of total loan balances by the end of 2001 from 7.4% at the end of 1997, and agricultural loans dropped during the same period to 3.0% of the Company's total loan balances from 6.2%. The decline in agricultural loans over the last few years has been due in part to the December 1998 freeze, along with reduced local plantings due to foreign competition. However, the Company has also withdrawn from financing production lines, where year-to-year cash flow variations can impede the ability of borrowers to meet contractual repayment terms. With uncertain commodity prices, our borrowers have faced declining equity in farming operations, and some are removing themselves from farming by selling land for housing and other development.

Consumer loans represented 10.4% of total loans at December 31, 2001 and 8.4% of total loans outstanding at December 31, 2000. The $15.3 million, or 43.2% growth in these balances came primarily from the purchase of $10 million in balances outstanding on unsecured lines of credit to high net-worth individuals. The purchase, from a Los Angeles area financial institution, was consummated in December of 2001. The remaining balances consist primarily of automobile and unsecured lines of credit, which have gained popularity due to their ease of use. The Company has encountered a great deal of competition for consumer lending products, and has developed a program for lending to people rather than lending on property. As a result, relationship lending has increased as a portion of overall consumer credit, and is exemplified by home equity lines, other revolving consumer credit facilities and credit card lines. However, a great deal of consumer credit is now granted in the form of home equity lines, which allow a more favorable treatment of interest costs. As a result, consumer credit separately reported is only for term debt and unsecured lines, not inclusive of home equity lines, a more growth-oriented category. Such consumer-oriented debt, secured by home equity, is captured within the total reported for real estate loans secured by residential property.

Credit card loans represented 2.3% of total loans outstanding at December 31, 2001, having declined from 6.5% of total loans at December 31, 1997. During 1998, the Company sold its agent program participant loans to another servicing entity and discontinued issuing cards for other banks. The fifteen-bank agent program had represented about 30% of total credit card loans outstanding. Despite this decrease, the credit card segment of the Company's loan product group remains an important part of the Company's overall customer relationship lending strategy.

Another important aspect of the Company's loan business has been that of residential real estate loans which have been generated internally by the real estate mortgage loan department and then sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company has consistently been among the largest real estate mortgage lenders in Tulare County for the past ten years. During 2001, the Company originated and sold aggregate balances of approximately $41 million of such loans, an increase from the $38 million originated and sold in 2000. This changed in March 2002, when the Company began to earn referral fees for directing residential mortgage customers to Moneyline but ceased originating and selling those loans itself. The Company also originates and sells agricultural mortgage loans to certain other investors, and the volume of these loans serviced totaled $54 million as of December 31, 2001. Total loans serviced for others numbered 167 with an aggregate balance of $59 million at December 31 2001, as compared to 1,480 loans with an aggregate balance of $173 million at the end of 2000.

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any condition established in the contractual arrangement. Total unused commitments to extend credit were $152 million at December 31, 2001 as compared to $138 million at December 31, 2000. These commitments represented 23% of outstanding gross loans at December 31, 2001 and 2000, respectively, net of credit card lines available which were $43 million and $39 million, at December 31, 2001 and 2000, respectively. The Company's stand-by letters of credit at December 31, 2001, and 2000 were $4.4 million and $7.9 million, respectively, which represented approximately 3% of total commitments outstanding at the end of 2001 and 6% at the end of 2000.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities. The Company's lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

LOAN MATURITIES
---------------

The following Loan Maturity table shows the amounts of total loans and leases outstanding as of December 31, 2001, which, based on remaining scheduled repayments of principal, are due within three months, after three months but less than one year, after one but within five years, and in more than five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories. (Non-accrual loans are intermixed within each category.)

===================================================================================================================================
Loan Maturity
-------------
(dollars in thousands)                               As of December 31, 2001

                                                Three                                                     Floating       Fixed
                                 Three          months          One          Over                           rate:        rate:
                                 months      thru twelve       to five       five                         due after    due after
                                or less         months          years        years          Total          one year     one year
                               ----------    ------------    -----------   ------------   -----------    -----------  ------------
Agricultural                   $    4,963    $      4,771    $     3,670   $      1,067   $    14,471    $     1,930  $      2,807
Commercial and Industrial/(1)/ $   14,114    $     26,162    $    26,315   $     22,208   $    88,799    $    29,527  $     18,996
Real Estate                    $   24,148    $     19,613    $    47,268   $    230,244   $   321,273    $   115,938  $    161,574
Consumer Loans                 $      927    $      1,748    $    22,815   $     25,224   $    50,714    $    31,284  $     16,755
Credit Cards                   $      368    $      4,286    $     6,690   $          -   $    11,344    $     6,690  $          -
                               ----------    ------------    -----------   ------------   -----------    -----------  ------------
           TOTAL               $   44,520    $     56,580    $   106,758   $    278,743   $   486,601    $   185,369  $    200,132
                               ==========    ============    ===========   ============   ===========    ===========  ============
/(1)/  Includes Small Business Administration Loans
===================================================================================================================================

This schedule, which aggregates contractual principal repayments by time period, can be used in combination with the Investment Maturities table in the Investment Securities section and the Deposit Maturities table in the Deposits section to identify time periods with potential liquidity exposure. The referenced maturity schedules do not convey a complete picture of the Company's re-pricing exposure or interest rate risk, however. For details on the re-pricing characteristics of the Company's balance sheet and a more comprehensive discussion of the Company's sensitivity to changes in interest rates, see the "Liquidity and Market Risk" section.

NON-PERFORMING ASSETS
---------------------

Banks have generally suffered their most severe earnings declines as a result of customers' inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values. In addition, certain investments which the Company may purchase have the potential of becoming less valuable as the conditions change in the obligor's financial capacity to repay, based on regional economies or industry downturns. As a result of these types of failures, an institution may suffer asset quality risk, and may lose the ability to obtain full repayment of an obligation to the Company. Since loans are the most significant assets of the Company and generate the largest portion of revenues, the Company's management of asset quality risk is focused primarily on loan quality.

The Company achieves a certain level of loan quality by establishing a sound credit plan, which includes defining goals and objectives and devising and documenting credit policies and procedures. These policies and procedures identify certain markets, set goals for portfolio growth or contraction, and establish limits on industry and geographic concentrations. In addition, these policies establish the Company's underwriting standards and the methods of monitoring ongoing credit quality. Unfortunately, however, the Company's asset-quality risk may be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values and trends in particular industries or more geographic markets. The Company's internal factors for controlling risk are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with our loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

As a multi-community, independent bank headquartered in and serving Tulare County (with a smaller presence in each of Kern, Fresno and Kings counties), the Company must contend with the attendant vagaries of the California and San Joaquin Valley markets. The Company's asset quality has suffered during the last several years due to the impact of a national economic recession, consumer bankruptcies, weather-related agricultural loan losses, and depressed prices for agricultural goods, however the San Joaquin Valley may be experiencing a slow but sustained economic recovery. The Company is optimistic that the local economy will continue to improve over time, but no assurance can be given that such improvement will in fact continue.

Non-performing assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal and other real estate owned ("OREO"). Loans are generally placed on non-accrual status when they become 90 days past due. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

Management's classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at that point, the Company stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.

The following table provides information with respect to components of the Company's non-performing assets at the date indicated.

Non-performing Assets
(dollars in thousands)                                                                   As of December 31,

Nonaccrual Loans:/(1)/                                                   2001         2000       1999        1998        1997
                                                                     ------------   ---------  ---------   ---------   ---------
Agricultural                                                          $      185     $   652    $     -     $   635     $     -
Commercial and Industrial/(2)/                                        $    1,022     $    47    $     -     $   175     $   570
Real Estate
   Secured by Commercial/Professional Office
     Properties including construction and development                $      503     $     -    $     -     $     -     $     -
   Secured by Residential Properties                                  $        -     $     -    $   130     $   125     $     -
   Secured by Farmland                                                $    4,945     $ 1,267    $     -     $     -     $   270
Consumer Loans                                                        $       22     $    22    $    38     $    58     $    57
Credit Cards                                                          $       39     $   132    $   220     $   125     $   269
                                                                     ------------   ---------  ---------   ---------   ---------
               SUBTOTAL                                               $    6,716     $ 2,120    $   388     $ 1,118     $ 1,166

Loans 90 days or more past due & still accruing:
(as to principal OR interest)
Agricultural                                                          $    1,418     $     -    $    73     $ 1,637     $     -
Commercial and Industrial/(2)/                                        $      867     $   377    $    27     $   127     $    63
Real Estate
   Secured by Commercial/Professional Office
     Properties including construction and development                $        -     $   334    $     -     $   411     $     -
   Secured by Residential Properties                                  $      640     $    94    $   382     $     -     $   149
   Secured by Farmland                                                $        -     $   106    $     -     $   545     $     -
   Held for Sale                                                      $        -     $     -    $     -     $     -     $     -
Consumer Loans                                                        $      126     $    31    $     4     $     7     $     1
Credit Cards                                                          $       17     $    22    $    40     $    93     $    58
                                                                     ------------   ---------  ---------   ---------   ---------
               SUBTOTAL                                               $    3,068     $   964    $   526     $ 2,820     $   271
                                                                     ------------   ---------  ---------   ---------   ---------
        TOTAL NON-PERFORMING LOANS                                    $    9,784     $ 3,084    $   914     $ 3,938     $ 1,437

Other Real Estate Owned                                               $      769     $ 1,530    $ 2,553     $ 1,273     $ 2,285
                                                                     ------------   ---------  ---------   ---------   ---------
Total nonperforming assets                                            $   10,553     $ 4,614    $ 3,467     $ 5,211     $ 3,722
                                                                     ============   =========  =========   =========   =========
Restructured Loans/(3)/                                                  N/A           N/A        N/A         N/A         N/A
Nonperforming loans as % of total gross loans                           2.01%         0.73%      0.29%       1.43%       0.55%
Nonperforming assets as a % of total gross
   loans and other real estate owned                                    2.17%         1.05%      1.08%       1.88%       1.41%

/(1)/ Additional interest income of approximately $705,000 would have been recorded for the year ended December 31, 2001 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
/(2)/ Includes Small Business Administration Loans
/(3)/ A "restructured loan" is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Total non-performing balances stood at $10.5 million at the end of 2001, and more than 60% of those balances are agriculture-related. Even though non-performing loans have increased relative to total loans since 1999, the Company's actual level of net loan losses has declined over the same period (see "Allowance for Loan Losses"). Net Charge-offs to average loans fell from 1.11% in 1999, to .43% in 2000 and .23% in 2001, although no assurance can be given that this favorable trend will continue. The Company's non-performing assets increased by $5.9 million during 2001, primarily due to the placement on non-accrual status of approximately $4.5 million in loans to a single borrower. Management considers those loans to be well-reserved (see Allowance for Loan Losses below), and expects to resolve them during 2002. Another mitigating factor when evaluating the Company's non-performing assets is the fact that over $6 million (including $3 million of the $4.5 million in loans discussed above) of the balances are secured by real estate, and an additional $1.5 million is comprised of the guaranteed portion of loans which are backed by the U.S. government. Although the Company's overall level of non-performing loans increased substantially, the level of OREO was reduced during 2001 from $1.5 million to $800,000. This decrease was the result of aggressive sale activities undertaken to dispose of OREO properties.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of known and inherent risk in our loan portfolio. The allowance is increased by provisions charged against current earnings and reduced by net charge-offs. Loans are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received subsequent to the charge off.

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and monthly adjustment of the allowance. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics which could lead to impairment, as well as detailed reviews of other loans (either individually or in pools). While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans is also to some extent based on management's judgment and experience.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers' sensitivity to interest rate movements and borrowers' sensitivity to quantifiable external factors including commodity prices as well as acts of nature (freezes, earthquakes, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agriculture industry and other key industries in the Central San Joaquin Valley. The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, and the rate of portfolio growth are other qualitative factors that are considered.

The table which follows summarizes the activity in the allowance for loan losses for the years indicated:

Allowance For Loan Losses
(dollars in thousands)                                             As of December 31,
Balances:                                         2001        2000        1999       1998        1997
                                              -----------------------------------------------------------
Average gross loans outstanding during period  $ 426,968   $ 403,290   $ 288,729   $ 262,976   $ 242,760
                                              =========== =========== =========== =========== ===========
Gross loans outstanding at end of period       $ 486,601   $ 421,696   $ 317,510   $ 275,664   $ 261,849
                                              =========== =========== =========== =========== ===========

Allowance for Loan Losses:
Balance at beginning of period                 $   5,362   $   3,319   $   4,394   $   3,034   $   2,904
                                              ----------   ---------   ---------   ---------   ----------
Adjustments/(1)/                               $       -   $   1,018   $       -   $       -   $       -
                                              ----------   ---------   ---------   ---------   ----------
Provision Charged to Expense                   $   1,300   $   2,760   $   2,118   $   2,800   $   2,013
                                              ----------   ---------   ---------   ---------   ----------

Loan Charge-offs
   Agricultural                                $      81   $     324   $   1,880           -           -
   Commercial & Industrial Loans/(2)/          $     295   $     705   $     290   $     236   $     564
   Real Estate loans                           $       -   $       -           -           -   $      20
   Consumer Loans                              $     376   $     253   $     374   $     398   $     133
   Credit Card Loans                           $     587   $     657   $     729   $     907   $   1,277
                                              ----------   ---------   ---------   ---------   ----------
     Total                                     $   1,339   $   1,939   $   3,273   $   1,541   $   1,994
                                              ----------   ---------   ---------   ---------   ----------

Recoveries
   Agricultural                                $      31   $      27   $       1           -           -
   Commercial & Industrial Loans/(2)/          $     187   $      44   $      28   $      42   $      56
   Real Estate loans                           $       -   $       -           -   $       -   $       1
   Consumer Loans                              $      39   $      66   $      12   $      18   $       9
   Credit Card Loans                           $      95   $      67   $      39   $      41   $      45
                                              ----------   ---------   ---------   ---------   ----------
     Total                                     $     352   $     204   $      80   $     101   $     111
                                              ----------   ---------   ---------   ---------   ----------
Net Loan Charge-offs                           $     987   $   1,735   $   3,193   $   1,440   $   1,883
                                              ----------   ---------   ---------   ---------   ----------
Balance at end of period                       $   5,675   $   5,362   $   3,319   $   4,394   $   3,034
                                              ==========   =========   =========   =========   ==========

Ratios:
Net Loan Charge-offs to Average Loans              0.23%       0.43%       1.11%       0.55%       0.78%
Allowance for Loan Losses to
   Gross Loans at End of Period                    1.17%       1.27%       1.05%       1.59%       1.16%
Allowance for Loan Losses to
   Non-Performing Loans                           58.00%     173.87%     363.13%     111.58%     211.13%
Net Loan Charge-offs to Allowance
   for Loan Losses at End of Period               17.39%      32.36%      96.20%      32.77%      62.06%
Net Loan Charge-offs to
   Provision for loan losses                      75.92%      62.86%     150.76%      51.43%      93.53%

/(1)/ Allowance acquired from Sierra National Bank
/(2)/ Includes Small Business Administration Loans.

At December 31, 2001, the Company's allowance for loan losses was $5.7 million. The loan loss provisions in 2001, 2000, and 1999 totaled $1.3 million, $2.8 million, and $2.1 million, respectively. Although the provision was lower, the $987,000 in net loans charged off in 2001 was also $748,000 lower than in 2000, thus the allowance for loan losses increased by $313,000 from the end of 2000 to the end of 2001. The allowance did, however, decline from 1.27% to 1.17% of total loans, despite the increase in the ratio of non-performing loans to total loans from .73% to 2.01% (see "Non-performing Assets" above). The large increase in non-performing loans also caused the allowance to fall from 173.9% of non-performing loans at the end of 2000 to 58.0% at the end of 2001. If the $4.5 million in non-performing loans to a single borrower discussed in the previous section are resolved in the manner expected by management, and if the $1.5 million in government guaranteed balances is excluded from the calculation, the allowance to non-performing assets ratio should again exceed 130%. However, no assurance can be given that this indeed will take place.

Our methodology for determining the adequacy of the Company's allowance for loans losses is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio. On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio. The Company's external auditors, the FDIC, and the California Department of Financial Institutions also review the allowance for loan losses as an integral part of the examination processes. Management believes that our current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan losses is adequate as of December 31, 2001 to cover known and inherent risks in the loan portfolio. However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary, and no assurance can be given that such factors may not result in increased losses in the loan portfolio in the future.

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories. The unallocated portion of the allowance for loan losses and the total allowance is applicable to the entire loan portfolio.

----------------------------------------------------------------------------------------------------------------------------------
Allocation of Loan Loss Allowance                                   As of December 31,
---------------------------------
(dollars in thousands)                  2001                 2000               1999                1998              1997
                                          %Total/(1)/        %Total/(1)/         %Total/(1)/        %Total/(1)/        %Total/(1)/
                                  Amount      Loans   Amount     Loans    Amount     Loans    Amount    Loans   Amount     Loans
                                  ------------------  -----------------   -----------------  -----------------  -----------------
Agricultural                      $  997       2.97%  $  574      3.87%   $  478      4.75%  $  982      6.98%  $  132      6.17%
Commercial and Industrial/(2)/    $1,573      18.25%  $1,667     16.70%   $  764     15.43%  $1,696     15.63%  $1,087     15.11%
Real Estate                       $1,713      66.02%  $2,112     68.31%   $1,362     67.81%  $1,038     64.26%  $  473     63.90%
Consumer Loans                    $  681      10.42%  $  384      8.40%   $  285      8.65%  $  272      8.91%  $  305      8.36%
Credit Cards                      $  711       2.34%  $  625      2.72%   $  430      3.36%  $  406      4.22%  $1,037      6.47%
                                  ------------------  -----------------   -----------------  -----------------  -----------------
              TOTAL               $5,675     100.00%  $5,362    100.00%   $3,319    100.00%  $4,394    100.00%  $3,034    100.00%
                                  ==================  =================   =================  =================  =================
/(1)/ Represents percentage of loans in category to total loans.
/(2)/ Includes Small Business Administration loans.
----------------------------------------------------------------------------------------------------------------------------------

The Company's year-end allowance consists of a $5.2 million specifically allocated allowance and a $500,000 "unallocated" allowance which is pro-rated among the categories shown in the previous table. The unallocated allowance recognizes the model and estimation risk associated with the allocated allowances, and management's evaluation of various conditions, the effects of which are not directly measured in determining the allocated allowance. The evaluation of the inherent loss under these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following at the balance sheet date:

..    The current business cycle and existing general economic and business conditions affecting our key lending areas; economic and business conditions affecting our key lending portfolios;

..    Seasoning of the loan portfolio, growth in loan volumes and changes in loan terms; and

..    The results of bank regulatory examinations.

INVESTMENT PORTFOLIO
--------------------

The investment securities portfolio, which had a book value of $93 million at December 31, 2001, is the second largest component of the Company's earning asset base, and the structure and composition of this portfolio is significant to any analysis of the financial condition of the Company. Subsequent to implementing Financial Accounting Standards Board Statement 115, "Accounting for Certain Investments in Debt and Equity Securities"

(SFAS 115) on December 31, 1993, the Company classifies its investments into two portfolios: "Held-to-maturity", and "Available-for-sale". While SFAS 115 also provides for a trading portfolio classification, the Company has no investments which are so classified. The held-to-maturity portfolio should consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer's credit worthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted by SFAS 115.

Prior to 2000, the Company's long-term tax exempt obligations and certain pledged treasury and agency issues were classified as held-to-maturity. During the fourth quarter of 2000, however, the Company adopted Financial Accounting Standards Board Statement 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Upon adoption of this statement, the Company reclassified substantially all of its investments from the held-to-maturity portfolio to the available-for-sale portfolio. As a result, the Company's unrecorded potential increase in market value net of tax effect was recorded on the balance sheet as an increase in accumulated other comprehensive income. Such reclassification was completed in order to allow the Company to more actively manage this portfolio.

The investment portfolio serves the following purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak; and 5) it can enhance the Company's tax position by providing partially tax exempt income.

Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $55.0 million and $62.3 million, for December 31, 2001 and 2000, respectively.

The investment portfolio was reduced in size in 2001, dropping to $93 million at the end of the year from its starting balance of $113 million. The reduction was due to bonds which were sold to realize income statement gains, and maturing bonds and principal prepayments on mortgage-backed securities which were not re-invested on a dollar for dollar basis. This $20 million reduction added to the impact of increasing loan balances when viewing the weighting of both categories relative to interest-earning assets. While loans are generally higher-yielding instruments and their increased weighting enhances the Company's yield on earning assets, management does not anticipate letting investment balances drop further relative to total earning assets due to the investment portfolio's preferential liquidity characteristics.

The Company's investment portfolio is composed primarily of: (1) U.S. Treasury and Agency issues for liquidity and pledging; (2) mortgage-backed securities to enhance the yield of the portfolio; (3) state, county and municipal obligations which provide limited tax free income and pledging potential; and (3) other equity investments. The relative distribution of these groups within the overall portfolio changed significantly in 2001, with a shift out of treasuries and agencies and into mortgage-backed securities and municipal obligations. Municipal obligations remain the largest portion of the total portfolio at 48.9%, up from 37.8% at the end of 2000. Treasuries and agencies together comprised 22.2% of total investments at the end of 2001, down from 48.7% at the end of 2000, while mortgage-backed securities increased proportionate to total investments in 2001, to 23.2% from 6.8%. This movement away from pure liquidity instruments into higher-yielding bonds with a higher perceived risk and a longer duration helped the company minimize the impact of declining interest rates on the weighted average yield of the portfolio. The portfolio yield fell to 5.38% in 2001 from 5.81% in 2000, a drop of only 43 basis points despite the Federal Reserve's 475 basis point reduction in the fed funds rate during the year.

The Company's available-for-sale group also includes certain equity investments, namely Sphinx common stock and Farmer Mac stock. The Farmer Mac investment is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency, whereas the Company's Sphinx investment arose from its use of their integrated banking software. In addition, the Company holds certain other equity investments which are not readily marketable securities and thus are classified as "other assets" on the Company's balance sheet. These include investments in Pacific Coast Bankers Bancshares ("PCBB"), Lender Services Acquisition Corporation, WNC Institutional Tax Credit Fund X, California Economic Development Lending Initiative, Community Bankers Insurance Agency, LLC, and the Federal Home Loan Bank. The Company's $1 million investment in Lender Services Acquisition Corporation ("LSAC") was made during 2001. LSAC is owned primarily by a consortium of California bank holding companies, none of which holds voting shares in excess of 5% of the total voting stock of LSAC. LSAC is a holding company for certain title insurance companies which operate mainly in California and which derive a portion of their revenues out of referrals from the banks which own LSAC. The Company's investment in WNC Institutional Tax Credit Fund X totals $2.9 million and is more fully described in the Income Taxes section.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

=================================================================================================================================
Investment Portfolio                                                           As of December 31,
(dollars in thousands)                                   2001                        2000                        1999
                                               --------------------------   -----------------------   ---------------------------
                                               Amortized     Fair Market    Amortized   Fair Market   Amortized       Fair Market
Held to maturity                                  Cost          Value          Cost        Value        Cost             Value
                                               ----------    ----------     ----------  -----------   ----------      -----------
   US Treasury Securities                      $        -    $        -     $        -  $        -    $    7,582       $   7,511

   US Government Agencies & Corporations                -             -              -           -        21,045          20,501

   State & political subdivisions                       -             -              -           -        36,259          35,390

   Equity securities                                    -             -              -           -             -               -
                                               --------------------------   -----------------------   ---------------------------
Total held to maturity                         $        -    $        -     $        -  $        -    $   64,886       $  63,402

Available for sale

   US Treasury Securities                      $    1,002       $ 1,025     $   13,540  $   13,557    $   17,538       $  17,503

   US Government Agencies & Corporations           18,824        19,548         40,705      41,204         2,487           2,475

   Mortgage-backed securities                      21,257        21,507          7,513       7,650           270             272

   Corporate Bonds                                  4,996         5,210          4,985       5,039         4,974           4,930

   State & political subdivisions                  44,477        45,284         41,407      42,519             -               -

   Equity securities                                  100           115            787         783           671           1,348
                                               --------------------------   -----------------------   ---------------------------
Total available for sale                       $   90,656       $92,689     $  108,937  $  110,752       $25,940       $  26,528
                                               --------------------------   -----------------------   ---------------------------
Total Investment Securities                    $   90,656       $92,689     $  108,937  $  110,752       $90,826       $  89,930
                                               ==========================   =======================    ==========================

=================================================================================================================================

The investment maturities table below summarizes the maturity of the Company's investment securities and their weighted average yields at December 31, 2001. Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

===================================================================================================================================
Investment Maturities
---------------------
(dollars in thousands)
                                                                        As of December 31, 2001
                                      Within One          After One But   After Five Years But     After Ten
                                        Year            Within Five Years  Within Ten Year           Years              Total
                                      ---------------   ----------------- --------------------  ---------------      --------------
Held to maturity                       Amount   Yield   Amount    Yield      Amount     Yield   Amount    Yield      Amount   Yield
                                      ---------------   ----------------- --------------------  ---------------      --------------
US Treasury securities                 $     -    n/a   $     -    n/a     $       -    n/a     $    -    n/a       $     -   n/a
US Government agencies & corporations        -    n/a         -    n/a             -    n/a          -    n/a             -   n/a

State & political subdivisions/(1)/          -    n/a         -    n/a             -    n/a          -    n/a             -   n/a
Equity securities                            -    n/a         -    n/a             -    n/a          -    n/a             -   n/a
   Total held to maturity              $     -    n/a   $     -    n/a     $       -    n/a     $    -    n/a       $     -   n/a
                                       -------          -------            ---------            ------              -------
Available for sale
US Treasury securities                 $ 1,025   5.63%  $     -   0.00%    $       -    n/a     $    -    n/a       $ 1,025  5.63%
US Government agencies & corporations    6,093   6.06%   13,455   6.96%            -    n/a          -   0.00%       19,548  6.67%
Mortgage-backed securities                  10   4.23%    5,526   7.03%       14,404   5.04%     1,567   6.11%       21,507  5.63%
Corporate Bonds                            504   7.06%    4,706   7.05%            -    n/a          -    n/a         5,210  7.05%

State & political subdivsions/(1)/       4,228   8.24%   23,574   6.05%       13,084   7.07%     4,398   7.27%       45,284  6.67%

Equity securities/(2)/                       -    n/a         -    n/a             -    n/a        115    n/a           115   n/a
                                       -------          -------            ---------            ------              -------
   Total available for sale            $11,860   6.83%  $47,261   6.52%    $  27,488   6.01%    $6,080   6.97%      $92,689  6.44%
                                       -------          -------            ---------            ------              -------
Total investment securities            $11,860          $47,261            $  27,488            $6,080              $92,689
                                       =======          =======            =========            ======              =======

/(1)/ Yields are not adjusted for the tax benefits of non taxable income
/(2)/ Equity securities have no stated maturity but have been added to the after ten years, for ease of review.
===================================================================================================================================

CASH AND DUE FROM BANKS
-----------------------

Cash on hand and balances due from correspondent banks represent the major portion of the Company's non-earning assets. At December 31, 2001 these areas comprised 6.1% of total assets, as compared to 7.2% of total assets at December 31, 2000. This decline is indicative of the Company's efforts to reduce non-earning balances while increasing interest-earning assets.

These efforts will continue in 2002, with a focus on the reduction of vault cash and required reserves at the Federal Reserve Bank. There are, however, geographic limitations which limit our ability to reduce the number of cash items in process of collection. The Company's operating branches lie at the southern extremity of the Federal Reserve Bank (FRB) of San Francisco's responsibility area of check clearing activities, while the Company's item processing activities are performed in the Fresno and Walnut locales; Fresno lies within the FRB's San Francisco region, while Walnut is within the FRB's Los Angeles branch Office's responsibility area. As a result, a greater volume of the Company's balances with correspondent banks have been uncollected funds, and therefore due from bank balances have traditionally been greater than similar size institutions in more metropolitan areas where collection activity is more centralized. However, if and when the Federal Reserve Banks start accepting electronic items (i.e., imaged checks) for collection, this geographic disadvantage will be removed.

PREMISES AND EQUIPMENT
----------------------

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation expense was $1.9 million for the year ended December 31, 2001 as compared to $1.8 million during 2000. The following premises and equipment table reflects the balances by major category of fixed assets:

==============================================================================================================================
Premises & Equipment                                              As of December 31,
--------------------
(dollars in thousands)                 2001                            2000                               1999
                          ------------------------------- --------------------------------- ----------------------------------
                                    Accumulated  Net Book           Accumulated    Net Book            Accumulated    Net Book
                           Cost    Depreciation    Value    Cost    Depreciation     Value    Cost     Depreciation     Value
                          ------------------------------- --------------------------------- ----------------------------------
Land                      $ 2,025    $     -     $ 2,025  $ 2,028    $    -        $ 2,028  $ 1,309    $    -         $ 1,309
Buildings                 $ 8,649    $ 2,078     $ 6,571  $ 8,013    $1,741        $ 6,272  $ 6,252    $1,443         $ 4,809
Leasehold Improvements    $ 1,721    $   817     $   904  $ 1,696    $  691        $ 1,005  $ 1,591    $  581         $ 1,010
Construction in progress  $   367    $     -     $   367  $   188    $    -        $   188  $    40    $    -         $    40
Furniture and Equipment   $13,417    $ 8,980     $ 4,437  $12,526    $7,542        $ 4,984  $10,655    $6,226         $ 4,429
                          ------------------------------- --------------------------------- ----------------------------------
   Total                  $26,179    $11,875     $14,304  $24,451    $9,974        $14,477  $19,847    $8,250         $11,597
                          =============================== ================================= ==================================

==============================================================================================================================

Although the net book value of the Company's premises and equipment declined slightly in 2001, there was a $2.8 million increase in the level of investment in premises and equipment during 2000. Land and buildings increased with the addition of the four SNB branches, and additional computer hardware was placed in service to accommodate the increase in locations. As a percentage of total assets, however, the Company's premises and equipment have declined to 2.2%, from 2.4% at the end of 2000 and 2.5% at the end of 1999.

DEPOSITS
--------

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations - Net Interest Income and Net Interest Margin. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost core deposits, namely non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. Liquidity is impacted by the volatility of deposits or other funding instruments, or in other words their propensity to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are large certificates of deposits, which generally means time deposits with balances exceeding $100,000. Because these deposits (particularly when considered together with a customer's other specific deposits) may exceed FDIC insurance limits, depositors may select shorter maturities to offset perceived risk elements associated with deposits over $100,000. The Company's community-oriented deposit gathering activities in the central San Joaquin Valley, however, have engendered a less volatile than usual base of depositor certificates over $100,000. The preponderance of maturities of jumbo deposits are within the "three months or less" time frame, although most of the customers with such time deposits have been with the Company for over two years.

The Company's total deposit volume actually declined slightly to $521 million at the end of 2001, as compared to $528 million at the end of 2000. Deposit growth of $142 million was achieved during 2000, however, both as a result of the acquisition of four SNB branches and the growth of the other twelve branches within the system. The Company is currently promoting higher rates on time deposits in certain geographic locations to generate additional customer deposits with longer maturities, and reduce reliance on borrowed funds.

Despite the overall drop in deposit balances, money market deposits increased by nearly $50 million, or 112%, due in large part to a promotional campaign run early in 2001. Total time deposits declined by $72 million, or 26.1% during the year. Money market deposits and time deposits comprised 18.0% and 39.1%, respectively, of total deposits at the end of 2001, versus 8.4% and 52.3%, respectively, of total deposits at the end of 2000. With rates declining as they did during 2001, this movement into variable-rate money market deposits had a positive impact on the Company's net interest margin. Balances which might have otherwise been locked in time deposits at higher rates were instead in money market instruments which were re-priced downward frequently during the course of the year. Rates paid on more liquid money market deposits are usually lower than those paid on time deposits. However, interest rates changed to the point where, by year-end 2001, the cost of time deposits with a maturity of less than one year were equivalent to or less than rates on money market deposits. To take advantage of current interest rate dynamics, the Company is conducting a marketing campaign targeting time deposits. We expect that this promotion will generate approximately $30 million in additional deposits with an approximate one-year maturity, although no assurance can be given that this will actually occur.

Another favorable volume variance came in non-interest demand deposits. Demand deposits increased by $12 million, or 9.4%, and increased from 24.7% to 27.4% of total deposits during 2001. Likewise, interest-bearing demand deposits, or NOW accounts, increased by $3.8 million, or 8.3%, and grew from 8.7% to 9.5% of total deposits. Our reliance on overnight fed funds purchased increased at the end of 2001 as compared to 2000, as well, although this source of funds had become inexpensive relative to traditional deposit sources by the end of the year.

The scheduled maturity distribution of the Company's time deposits as of December 31, 2000 was as follows:

-----------------------------------------------------------------------------------------------------------------------
Deposit Maturity Distribution                                              As of December 31, 2001
-----------------------------

(dollars in thousands)                        Three         Three        Six           One         Over
                                              months       to six     to twelve     to three      three
                                             or less       months       months        years       Years        Total
                                          ------------  -----------  -----------  -----------  ----------  ------------

Time Certificates of Deposits * $100,000   $   58,823    $  34,996    $  20,776    $  7,279     $  1,637    $  123,511

OTHER TIME DEPOSITS >$100,000              $   52,632    $  16,117    $   8,606    $  2,649     $    407    $   80,411
                                          ------------  -----------  -----------  -----------  ----------  ------------
                    TOTAL                  $  111,455    $  51,113    $  29,382    $  9,928     $  2,044    $  203,922
                                          ============  ===========  ===========  ===========  ==========  ============

-----------------------------------------------------------------------------------------------------------------------

* = less than

In addition to the deposit liabilities available in the local market, the Company provides a non-deposit cash management product to its commercial business customers. This product group is categorized as a non-deposit "sweep account," and at December 31, 2001, the Company's financial statements reflected $22.3 million in repurchase agreements, which represent such "sweep accounts." At December 31, 2000, the Company's financial statements reflected approximately $13.6 million in repurchase agreements, secured by pledged investments held segregated from the Company's own securities portfolio. As a result of their overnight investment aspect, the cost of these "sweep accounts" has generally been lower than the Company's interest expense for longer-term funds. It is anticipated that while this product will remain an important aspect of the Company's service capacity.

OTHER BORROWINGS
----------------

The Company utilizes other short-term borrowing to fund loan growth when longer-term deposit growth has not kept pace with customer loan requests. In addition, short-term borrowings may be used to purchase additional investments when anticipated maturity dates are near term, or when additional liquidity is required to support higher customer cash utilization levels, as was the case at December 31, 1999 due to Y2K considerations.

Short-term borrowings principally include overnight fed funds purchased, which at the end of 2001 consisted exclusively of advances from the Federal Home Loan Bank of San Francisco (FHLB), and securities sold under repurchase agreements which generally mature in one day. The details of these borrowings for the years 2001, 2000, and 1999 are presented below:

-------------------------------------------------------------------------------
Short-term Borrowings
---------------------

Fed funds purchased and                       2001         2000         1999
                                          -----------  -----------  -----------
repurchase agreements
---------------------
(dollars in thousands)

Balance at December 31                     $  22,253    $  13,584    $  18,638

Average amount outstanding                 $  15,728    $  13,977    $  10,602

Maximum amount outstanding
at any month end                           $  22,253    $  20,756    $  20,766

Average interest rate for the year             2.74%        4.51%        3.52%
------------------------------------------------------------------------------

FHLB Advances
-------------
(dollars in thousands)

Balance at December 31                     $  38,300    $  20,700    $  13,800

Average amount outstanding                 $   3,162    $  13,017    $   3,480

Maximum amount outstanding
at any month end                           $  38,300    $  35,123    $  17,300

Average interest rate for the year             3.67%        6.48%        5.57%
------------------------------------------------------------------------------

CAPITAL RESOURCES
-----------------

At December 31, 2001, the Company had total shareholders equity of $46.1 million, comprised of $2.3 million in common stock, $42.6 million in retained earnings, and $1.2 million in accumulated other comprehensive income. Total shareholders equity at the end of 2000 was $40.8 million. Net income has provided $18 million in capital over the last three years, of which $5.8 million or approximately 32% was distributed in dividends. The retention of earnings has been the Company's main source of capital since 1982, however the Company issued $15 million in Trust Preferred Securities in 2001, the proceeds of which are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles.

The Company paid quarterly cash dividends totaling $1.66 million or $0.18 per share in 2001 and $2.12 million or $0.23 per share in 2000, representing 24% and 38%, respectively of the prior year's earnings. (As the holding company reorganization became effective on August 10, 2001, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.) Since 1999, the Bank (or the Company, as applicable) has generally adhered to a policy of paying quarterly cash dividends totaling about 35% of the prior year's net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank's or the Company's financial condition and are not overly restrictive to its growth capacity. However, the Bank experienced significant growth in 2000, due mainly to its acquisition of Sierra National Bank in May of that year, and also had a slight contraction in earnings in the 2000 calendar year. In light of these events, the Board of Directors declared dividends in 2001 totaling only approximately 24% of the prior year earnings. The Company anticipates paying dividends in the future consistent with the general dividend policy as described above. However, no assurance can be given that the Bank's and the Company's future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a monthly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Tier 1 Capital includes common shareholders' equity and the proceeds from the issuance of trust-preferred securities (the Company's trust-preferred securities are currently at the maximum includible limit of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Tier 2 Capital includes preferred stock and certain types of debt equity, which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see "Item 1, Business-Supervision and Regulation - Capital Adequacy Requirements" herein.)

At December 31, 2001, the Company had a Tier 1 risk based capital ratio of 11.0%, a total capital to risk-weighted assets ratio of 12.2%, and a leverage ratio of 9.0%. The Company had a Tier 1 risk-based capital ratio of 7.8%, a total risk-based capital ratio of 9.0%, and a leverage ratio of 5.6% at December 31, 2000. Note 13 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company's capital amounts and ratios as of December 31, 2001 and 2000.

The FDIC also places each financial institution it regulates into one of five capital categories, depending on the institution's risk-based capital ratios (For more detailed information, see "Item 1, Business-Supervision and Regulation - Prompt Corrective Action Provisions" herein.). As of December 31, 2001, the Bank had a Total Risk-Based Capital Ratio of 11.17%, a Tier 1 Risk-Based Capital Ratio of 10.01%, and a Leverage Capital Ratio of 8.17%. The Bank is currently "well capitalized" by regulatory standards, although it was classified as "adequately capitalized" for much of the year. In 2000, with the addition of SNB assets of about $87 million and additional growth of about $61 million, the Bank's growth far outstripped its rate of capital accumulation and its regulatory capital rating fell. Additionally, with the purchase of SNB for cash, the Bank created an intangible asset that is deducted from the Bank's reported GAAP capital for regulatory purposes. However, with the accumulation of retained earnings and the addition of regulatory capital via the issuance of Trust Preferred Securities in 2001, the Bank's regulatory capital ratios improved substantially. It is anticipated that the current level of capital will allow the Bank to grow substantially and remain well capitalized, although no assurance can be given that this will be the case.

LIQUIDITY AND MARKET RISK MANAGEMENT
------------------------------------

The Company must address on a daily basis the various and sundry factors which impact its continuing operations. Three of these factors, the economic climate which encompasses our business environment, the regulatory framework which governs our practices and procedures, and credit risk have been previously discussed. There are other risks specific to the operation of a financial institution which also need to be managed, and this section will address liquidity risk and market risk.

Liquidity refers to the Company's ability to maintain a cash flow adequate to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or sufficient liquidity resources must be available to meet varying demands. The Company manages its own liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities, without maintaining excessive amounts of on-balance sheet liquidity. Excess balance sheet liquidity can negatively impact the interest margin.

An integral part of the Company's ability to manage its liquidity position appropriately is provided by the Company's large base of core deposits, which were generated by offering traditional banking services in the communities in its service area and which have, historically, been a very stable source of funds. The Company's loan to deposit ratio jumped from 78.9% at the end of 2000 to 92.2% at the end of 2001, primarily due to the surge in loan growth toward the end of 2001 which was funded with overnight borrowings from other banks. The ratio has already shown improvement in early 2002 as overnight borrowings have been replaced by deposits, and was 88.5% (unaudited) at the end of February 2002. At year-end 2001, the Company's customers had also invested $22.3 million in the Company's sweep product, as compared to $13.6 million at year-end 2000.

The Company's liquidity ratio, which is a measure of liquid assets to deposits and short-term liabilities, showed some level of deterioration during 2001 due to declining investment balances. The liquidity ratio was 23.7% at the end of December 2000, but had dropped to 18.3% by the end of 2001. Management's goal is to maintain this ratio at 20% or greater, and the investment portfolio is budgeted to increase to help achieve that target, although no assurance can be given that this will actually happen. However, management is also of the opinion that the standby funding sources it has arranged are more than sufficient to meet the Company's current and anticipated short-term liquidity needs. Those sources include a formal borrowing line with the Federal Home Loan Bank, which is secured by certain of its real estate loans, and informal short-term liquidity lines for overnight fed funds with certain correspondent banks. The Company also has the ability to raise deposits through various deposit brokers, sell investment securities, or sell loans if required for liquidity purposes. Although the Company's investment's are all classified as "available for sale", not all could be used for liquidity should the need arise since approximately $55 million of those balances are being pledged for various purposes.

Because of the rapid pace of loan growth in the last quarter of 2001, the Company lacked sufficient time to generate customer deposits to fund that growth. Overnight borrowings from the Federal Home Loan Bank were used instead, as evidenced by the $19 million increase in other borrowings at December 31, 2001 as compared to December 31, 2000. The Company anticipates the restoration of balanced deposit growth both through the use of brokered deposits, which are currently relatively inexpensive relative to traditional customer deposit sources, and the current marketing campaign, which is targeting time deposits in specific geographic areas.

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company's market risk exposure is primarily that of interest rate risk, and it has risk management policies to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments.

The principal objective of interest rate risk management (often referred to as "asset/liability management") is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. In order to identify areas of potential exposure to rate changes, the Company calculates its re-pricing gap on a monthly basis. It also performs an earnings simulation analysis and a market value of portfolio equity calculation on a quarterly basis to identify more dynamic interest rate risk exposures than those apparent in the standard re-pricing gap analysis.

The Bancware modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on the Company's net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Company's financial instruments under differing interest rate assumptions. The simulation program utilizes specific individual loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company's interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company's investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses three standard interest rate scenarios in conducting the simulation, namely stable, an upward shock of 200 basis points, and a downward shock of 200 basis points.

The Company's policy is to limit the change in the Company's net interest margin and economic value to plus or minus 10% upon application of interest rate shocks of 200bp, as compared to a base rate scenario. As of December 31, 2001, the Company had the following estimated net interest margin sensitivity profile:

                                             Immediate Change in Rate
                                              +200 bp        -200 bp
                                             -----------------------
        Net Interest Income Change          ($140,000)    ($1,029,000)

The above profile illustrates that if there were an immediate increase of 200 basis points in interest rates, the Company's annual net interest income would likely decrease by around $140,000, or approximately 0.4%. By the same token, if there were an immediate downward adjustment of 200 basis points in interest rates, the Company's net interest income would likely fall by approximately $1 million, or 2.94%, over the next year. The relationship between the change in net interest income under rising and declining rate scenarios is typically expected to be inversely proportionate, and in fact the Company has, in the past, been exposed to declining rates while benefiting in a rising rate environment. However, certain balance sheet characteristics (such as "floors" on loan rates) and the current unusual interest rate environment have combined to create the current situation where the Company's net interest income actually declines from base in a rising rate environment as well as a declining rate environment. The Company's interest rate risk profile has changed since December 31, 2000, when it displayed the following characteristics:

                                             Immediate Change in Rate
                                              +200 bp        -200 bp
                                             -----------------------
        Net Interest Income Change            $926,000     ($904,000)

Short-term market interest rates fell by 475 basis points during the year and the Company's net interest income fell by $1.8 million due to negative rate variances, which provides a fairly good validation of the model's assessment of the Company's exposure.

Further, the economic value of the Company's loan and deposit portfolios would also change under the interest rate variances previously discussed. The amount of change is based on the profiles of each loan and deposit class, which include the rate, the likelihood of prepayment or repayment, whether its rate is fixed or floating, the maturity of the instrument and the particular circumstances of the customer. The quantification of the change in economic value is somewhat apparent in Note 14, Fair Value of Financial Instruments, in the Consolidated Financial Report, however such values change over time based on certain assumptions about interest rates and likely changes in the yield curve.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included as part of
Item 7 above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Market Risk Management".

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------------

The financial statements begin on page 56 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

At its Board of Directors meeting on June 14, 2001, the Board of Directors of the Company terminated the services of McGladrey & Pullen LLP ("M&P")). At the same meeting, the Board of Directors selected the accounting firm of Perry-Smith LLP as independent auditors for the remainder of the Bank's 2001 fiscal year.

The determination to replace M&P was recommended by the audit committee and approved by the full board of directors of the Company.

M&P audited the consolidated financial statements of the Bank for the years ended December 31, 2000 and 1999. M&P's report on the financial statements for the last two fiscal years of the Company did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2000 and 1999 and the subsequent interim period January 1, 2001 through June 14, 2001, there were no disagreements with M&P and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&P, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these items is contained in the Company's definitive Proxy Statement for the Company's 2002 Annual Meeting of Shareholders which the Company will file with the SEC within 120 days after the close of the Company's 2001 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

                                    PART IV
                                    -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------------------------------------------------------------------------

(a)   List of documents filed as part of this report

      (1)   FINANCIAL STATEMENTS

      The following financial statements and independent auditor's reports are included in this Annual Report on Form 10-K immediately following.

                                                                                    Page
                                                                                    ----

I a.  Independent Auditor's Report from Perry-Smith LLP.........................     56

I b.  Independent Auditor's Report from McGladrey & Pullen LLP..................     57

II.   Consolidated Balance Sheet - December 31, 2001 and 2000...................     58
III.  Consolidated Statement of Income - Years Ended
         December 31, 2001, 2000 and 1999.......................................     59
IV.   Consolidated Statement of Changes in Shareholders' Equity - Years Ended
         December 31, 2001, 2000 and 1999.......................................     60
V.    Consolidated Statement of Cash Flows - Years Ended
         December 31, 2001, 2000 and 1999.......................................     61
VI.   Notes to the Consolidated Financial Statements............................     63

      (2)   FINANCIAL STATEMENT SCHEDULES

      Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company's Consolidated Financial Statements or related notes.

      (3)   EXHIBITS

      See Index to Exhibits.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ended December 31, 2001.

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

The Shareholders
 and Board of Directors
Sierra Bancorp and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Sierra Bancorp and subsidiaries (the "Company") as of December 31, 2001 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2000 and 1999 were audited by other auditors whose report, dated February 2, 2001, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                           /s/ Perry-Smith LLP

Sacramento, California
January 25, 2002

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Bank of the Sierra
Porterville, California

We have audited the accompanying consolidated balance sheets of Bank of the Sierra and subsidiary as of December 31, 2000, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bank of the Sierra and subsidiary as of December 31, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                     /s/ McGladrey & Pullen, LLP

Pasadena, California
February 2, 2001

                        SIERRA BANCORP AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                           December 31, 2001 and 2000
                             (Dollars in thousands)

                                                        2001           2000
                                                    ------------  -------------

                  ASSETS

Cash and due from banks                             $     39,835  $      43,433
Federal funds sold                                                          246
Interest-bearing deposits in banks                           190          1,231
Investment securities available-for-sale
   (Note 3)                                               92,689        110,752
Loans, net of allowance for loan losses of
   $5,675 in 2001 and $5,362 in 2000
   (Notes 4, 10 and 15)                                  480,393        416,392
Premises and equipment, net (Note 5)                      14,304         14,477
Other real estate                                            769          1,530
Intangible assets                                          5,546          5,878
Other assets (Notes 6 and 9)                              16,684         12,787
                                                    ------------  -------------

      Total assets                                  $    650,410  $     606,726
                                                    ============  =============

                  LIABILITIES AND
               SHAREHOLDERS' EQUITY

Deposits:
   Non-interest bearing                             $    142,884  $     130,592
   Interest bearing (Note 7)                             378,433        397,184
                                                    ------------  -------------

       Total deposits                                    521,317        527,776

Short-term borrowings (Note 8)                            60,783         34,284
Other liabilities (Note 6)                                 7,169          3,884
                                                    ------------  -------------

       Total liabilities                                 589,269        565,944
                                                    ------------  -------------

Mandatorily redeemable cumulative trust
   preferred securities of subsidiary grantor
   trust (Note 11)                                        15,000

Commitments and contingencies (Note 10)

Shareholders' equity (Notes 12 and 13):
   Common stock, no par value; 24,000,000 shares
     authorized; 9,212,280 shares issued and
     outstanding                                           2,285          2,285
   Retained earnings                                      42,651         37,430
   Accumulated other comprehensive income (Notes 3
     and 16)                                               1,205          1,067
                                                    ------------  -------------

       Total shareholders' equity                         46,141         40,782
                                                    ------------  -------------

       Total liabilities and shareholders' equity   $    650,410  $     606,726
                                                    ============  =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        SIERRA BANCORP AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

              For the Years Ended December 31, 2001, 2000 and 1999
                 (Dollars in thousands, except per share data)

                                                                   2001            2000            1999
                                                               -------------   -------------  --------------
Interest income:
   Interest and fees on loans                                  $      37,185   $      38,913  $       28,890
   Interest on investment securities:
     Taxable                                                           3,755           4,350           2,988
     Tax-exempt                                                        2,000           2,022           1,812
   Interest on Federal funds sold and interest-bearing
     deposits                                                            398             243             174
                                                               -------------   -------------  --------------

       Total interest income                                          43,338          45,528          33,864
                                                               -------------   -------------  --------------

Interest expense:
   Interest on deposits (Note 7)                                      15,252          17,202          11,154
   Interest on borrowings (Note 8)                                       556           1,475             567
   Interest on manditorily redeemable trust preferred
     securities (Note 11)                                                 84
                                                               -------------   -------------  --------------

       Total interest expense                                         15,892          18,677          11,721
                                                               -------------   -------------  --------------

       Net interest income                                            27,446          26,851          22,143

Provision for loan losses (Note 4)                                     1,300           2,760           2,118
                                                               -------------   -------------  --------------

       Net interest income after provision for loan losses            26,146          24,091          20,025
                                                               -------------   -------------  --------------

Non-interest income:
   Service charges on deposit accounts                                 4,754           4,085           3,038
   Loan servicing income (Note 4)                                      1,168             520             560
   Gain on sale of loans                                                 899             505             836
   Credit card fees                                                      482             472             423
   Gain on sale of investment securities available-for-
     sale, net (Note 3)                                                1,108             119               6
   Other income                                                        1,252             735             483
                                                               -------------   -------------  --------------

       Total non-interest income                                       9,663           6,436           5,346
                                                               -------------   -------------  --------------

Non-interest expense:
   Salaries and employee benefits (Note 4)                            10,908          10,054           8,195
   Occupancy and equipment expense (Notes 5 and 10)                    4,174           3,626           2,945
   Other (Note 14)                                                    10,227           8,624           5,844
                                                               -------------   -------------  --------------

       Total non-interest expense                                     25,309          22,304          16,984
                                                               -------------   -------------  --------------

       Income before income taxes                                     10,500           8,223           8,387

Provision for income taxes (Note 9)                                    3,622           2,742           2,775
                                                               -------------   -------------  --------------

Net income                                                     $       6,878   $       5,481  $        5,612
                                                               =============   =============  ==============

Earnings per share (Note 12):
   Basic                                                          $      .75      $      .60      $      .61
                                                                  ==========      ==========      ==========

   Diluted                                                        $      .75      $      .60      $      .61
                                                                  ==========      ==========      ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                        SIERRA BANCORP AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

              For the Years Ended December 31, 2001, 2000 and 1999
                   (Dollars in thousands, except share data)

                                                                                             Accumu-
                                                 Common Stock                              lated Other
                                         -----------------------------                      Compre-        Share-          Compre-
                                                                          Retained          hensive       holders'         hensive
                                             Shares         Amount        Earnings          Income         Equity          Income
                                         -------------  --------------  -------------  -------------   -------------  -------------
Balance, January 1, 1999                     9,212,280  $        2,285  $      30,483  $       2,250   $      35,018

Comprehensive income (Note 16):
   Net income                                                                   5,612                          5,612   $     5,612
   Net change in unrealized gain on
     securities available-for-sale,
     net of tax                                                                               (1,904)         (1,904)       (1,904)
                                                                                                                       -----------

   Comprehensive income                                                                                                $     3,708
                                                                                                                       ===========

Cash dividends - $.22 per share                                                (2,027)                        (2,027)
                                         -------------  --------------  -------------  -------------   -------------

Balance, December 31, 1999                   9,212,280           2,285         34,068            346          36,699

Comprehensive income (Note 16):
   Net income                                                                   5,481                          5,481   $     5,481
   Net change in unrealized gain on
     securities available-for-sale,
     net of tax                                                                                  721             721           721
                                                                                                                       ------------

   Comprehensive income                                                                                                $     6,202
                                                                                                                       ===========

Cash dividends - $.23 per share                                                (2,119)                        (2,119)
                                         -------------  --------------  -------------  -------------   -------------

Balance, December 31, 2000                   9,212,280           2,285         37,430          1,067          40,782

Comprehensive income (Note 16):
   Net income                                                                   6,878                          6,878   $     6,878
   Net change in unrealized gain on
     securities available-for-sale,
     net of tax (Note 3)                                                                         138             138           138
                                                                                                                       -----------

   Comprehensive income                                                                                                $     7,016
                                                                                                                       ===========

Cash dividends - $.18 per share                                                (1,657)                        (1,657)
                                         -------------  --------------  -------------  -------------   -------------

Balance, December 31, 2001                   9,212,280  $        2,285  $      42,651  $       1,205   $      46,141
                                         =============  ==============  =============  =============   =============

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                        SIERRA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                   2001           2000            1999
                                                               -------------   -------------  --------------
Cash flows from operating activities:
   Net income to reconcile net income to net cash
     provided by operations                                    $       6,878   $       5,481  $        5,612
   Adjustments:
     Provision for loan losses                                         1,300           2,760           2,118
     Amortization (accretion) of investment security
       premiums/discounts, net                                           194            (103)             18
     Amortization of intangibles                                         332             214              36
     Net increase (decrease) in deferred loan fees, net                  591            (152)           (633)
     Depreciation and amortization                                     1,946           1,746           1,585
     Gain on sale of investment securities available-
       for-sale, net                                                  (1,108)           (119)             (6)
     (Gain) loss on sale of other real estate                           (154)            119              48
     Net increase in cash surrender value of life
       insurance policies                                               (154)
     Net decrease (increase) in loans held-for-sale                    1,080           8,829          (2,849)
     Net increase in other assets                                       (812)         (1,108)           (691)
     Net increase (decrease) in other liabilities                      3,285            (824)            256
     Deferred income tax (benefit) expense                              (389)           (968)            533
                                                               -------------   -------------  --------------

       Net cash provided by operating activities                      12,989          15,875           6,027
                                                               -------------   -------------  --------------

Cash flows from investing activities:
   Decrease in interest-bearing deposits in banks                      1,041             763
   Purchases of investment securities held-to-maturity                               (14,668)        (21,616)
   Purchases of investment securities available-for-sale             (41,127)        (16,755)         (6,330)
   Proceeds from sales of investment securities
     available-for-sale                                               40,293           9,528
   Proceeds from principal repayments of investment
     securities available-for-sale                                     9,735             575
   Proceeds from called and matured investment
     securities held-to-maturity                                                       4,296           9,781
   Proceeds from called and matured investment
     securities available-for-sale                                    10,294          14,804           5,965
   Purchase of other investments                                      (2,622)
   Loan originations, net                                            (67,948)        (62,631)        (43,033)
   Purchases of premises and equipment, net                           (1,773)         (2,600)         (3,691)
   Decrease in Fed funds sold                                            246           5,034           9,800
   Proceeds from sale of other real estate                             1,891           2,605             341
   Acquisition of Sierra National Bank, net of cash
     acquired                                                                         (4,804)
   Other                                                                                                (826)
                                                               -------------   -------------  --------------

       Net cash used in investing activities                         (49,970)        (63,853)        (49,609)
                                                               -------------   -------------  --------------

                                  (Continued)

                        SIERRA BANCORP AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Continued)
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                    2001           2000            1999
                                                               -------------   -------------  --------------
Cash flows from financing activities:
   Net change in customer deposits                             $      (6,459)  $      60,271  $       29,937
   Net increase in short-term borrowings                              26,499           1,846          22,540
   Proceeds from issuance of manditorily redeemable
     cumulative trust preferred securities of subsidiary
     grantor trust                                                    15,000
   Dividends paid                                                     (1,657)         (2,119)         (2,027)
                                                               -------------   -------------  --------------

       Net cash provided by financing activities                      33,383          59,998          50,450
                                                               -------------   -------------  --------------

Net (decrease) increase in cash and cash equivalents                  (3,598)         12,020           6,868

Cash and cash equivalents, beginning of year                          43,433          31,413          24,545
                                                               -------------   -------------  --------------

Cash and cash equivalents, end of year                         $      39,835   $      43,433  $       31,413
                                                               =============   =============  ==============

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest                                                  $      16,472   $      17,332  $       11,779
     Income taxes                                              $       2,473   $       4,128  $        1,970

Non-cash investing and financing activities:
   Real estate acquired through foreclosure                    $         976   $       1,492  $        1,295

   Loans made to finance the sale of other real estate                         $          28  $          355

   Transfer of investment securities held-to-maturity
     to investment securities available-for-sale                               $      75,202

   Net change in unrealized gains on investment
     securities available-for-sale                             $         218   $       1,227  $       (3,068)

Acquisition of Sierra National Bank:
   Fair value of assets acquired, net of fair value of
     liabilities assumed:
       Federal funds sold                                                      $       5,280
       Interest-bearing deposits in banks                                              1,994
       Investment securities available-for-sale                                       14,843
       Loans, net                                                                     53,320
       Premises and equipment                                                          2,026
       Other real estate                                                                 614
       Intangibles                                                                     6,032
       Other assets                                                                    3,686
       Deposits                                                                      (81,687)
       Other liabilities                                                              (1,304)
                                                                               -------------

         Net cash purchase price                                               $       4,804
                                                                               =============

       The accompanying notes are an integral part of these consolidated financial statements.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       THE BUSINESS OF SIERRA BANCORP

         On November 16, 2000, Sierra Bancorp (the "Company") was incorporated as a bank holding company for the purpose of acquiring Bank of the Sierra (the "Bank") in a one bank holding company reorganization. The new corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion, and diversification. The reorganization was approved by the Company's shareholders on May 23, 2001, and all required regulatory approvals or non-disapprovals with respect to the reorganization were obtained. The reorganization was consummated on August 10, 2001, subsequent to which the Bank continued its operations as previously conducted but as a wholly owned subsidiary of the Company.

         The Company's subsidiaries include the Bank and Sierra Capital Trust I. The Bank operates sixteen full service branch offices and eight credit centers. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market areas of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing. The Bank's wholly-owned subsidiary, Sierra Phoenix, Inc., was formed to hold the stock of Phoenix International, Inc., which is currently in liquidation.

         On May 19, 2000, the Bank acquired Sierra National Bank (SNB) for a purchase price of $9,563,000 in cash and merged the operations of SNB into those of the Bank. This acquisition has been accounted for using the purchase method of accounting. Accordingly, operating results of SNB are included in the consolidated statements of income from the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was $6,032,000 and has been recorded as goodwill. The combined results of the companies are derived from historical results of operations adjusted for amortization of intangibles and additional depreciation on revalued assets acquired. Unaudited pro forma results of operations for the years ended December 31, 2000 and 1999 were $4,775,000 and $5,937,000, or $.52 per share and
         $.64 per share, respectively.

         In November 2001, the Company formed a wholly-owned subsidiary, Sierra Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Consolidation and Basis of Presentation
         ---------------------------------------

         The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiaries, Bank of the Sierra and Sierra Capital Trust I. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' balances to conform to classifications used in 2001. The accounting and reporting policies of Sierra Bancorp conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

         Cash Equivalents
         ----------------

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Investment Securities
         ---------------------

         Investments are classified into the following categories:

                   . Securities available-for-sale, reported at market value, with unrealized gains and losses excluded from earnings and reflected, net of tax, as a separate component of shareholders' equity in accumulated other comprehensive income.

                   . Securities held-to-maturity, which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premiums and the accretion of discounts.

         Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

         The Bank adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, on October 1, 2000. Upon adoption, SFAS 133 allows the transfer of investment securities held-to-maturity into the available-for-sale category without calling into question an entity's intent to hold other debt securities to maturity in the future. No derivative instruments were held and, accordingly, there was no transition adjustment reported in these consolidated financial statements. However, all investment securities held-to-maturity were transferred to the available-for-sale category and the unrealized holding net gain at the date of transfer was included in accumulated other comprehensive income.

         Net gains or losses on the sale of investment securities, computed on the specific identification method, are shown separately in non-interest income in the consolidated statement of operations. Interest earned on investment securities is included in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

         Loans
         -----

         Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses. Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans.

         The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan is in the process of collection. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Allowance for Loan Losses
         -------------------------

         The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb loan losses inherent in the loan portfolio. The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans. A loan is impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement. Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan's original effective market interest rate. As a practical expedient, impairment may be measured based on the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, is recorded through the provision added to the allowance for loan losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors.

         Though management believes the allowance for loan losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known. In addition, the FDIC and the California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgment about information available at the time of their examinations.

         Sale and Servicing of Loans
         ---------------------------

         During the years ended December 31, 2000 and 1999, the Bank sold loans or participating interests in loans to Freddie Mac, Fannie Mae and other outside investors to provide funds for additional lending and to generate servicing income. Under such agreements, the Bank serviced the loans and the buyer received its share of principal collected together with interest at an agreed-upon rate. This rate generally differed from the loans' contractual interest rate. During 2001, the Bank modified its strategy for selling loans to include the sale of servicing.

         Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold. Book value allocations are determined in accordance with Financial Accounting Standards Board
         (FASB) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

         The Bank has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Bank to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Bank experienced no losses during the years ended December 31, 2001, 2000 and 1999 regarding these representations and warranties.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Premises and Equipment
         ----------------------

         Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of premises are estimated to be thirty years. The useful lives of furniture, fixtures and equipment are estimated to be three to twenty years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

         Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired.

         Other Real Estate
         -----------------

         Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other non-interest expense. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

         Income Taxes
         ------------

         The Company files its income taxes on a consolidated basis with its subsidiaries. The allocation of income tax expense represents each entity's proportionate share of the consolidated provision for income taxes.

         The Company accounts for income taxes through the use of the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

         401(k) Savings Plan
         -------------------

         The 401(k) savings plan (the "Plan") allows participants to defer, on a pre-tax basis, up to 15% of their salary (but in no event more than $10,500 per participant in the 2001 calendar year) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match the participants' contributions annually. The amount of the matching contribution may vary from year to year. The matching contribution is discretionary and subject to the approval of the Board of Directors. The Bank contributed $284,000, $293,000 and $231,000 to the Plan in 2001, 2000 and 1999, respectively.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock-Based Compensation
         ------------------------

         Stock options are accounted for under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the exercise price. However, if the fair value of stock-based compensation computed under a fair value based method, as prescribed in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is material to the financial statements, pro forma net income and earnings per share are disclosed as if the fair value method had been applied.

         Earnings Per Share
         ------------------

         Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method has been applied to determine the dilutive effect of stock options in computing diluted EPS.

         Use of Estimates
         ----------------

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan losses and other real estate, management obtains independent appraisals for significant properties, evaluates the overall loan portfolio characteristics and delinquencies and monitors economic conditions.

         Impact of New Financial Accounting Standards
         --------------------------------------------

         In September 2000, the Financial Accounting Standards Board (FASB) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to replace SFAS No. 125 which was issued in June 1996. The original statement addressed issues related to transfers of financial assets in which the transferor has some continuing involvement with the transferred assets or with the transferee. SFAS No. 140 resolves implementation issues which arose as a result of SFAS No. 125, but carries forward most of the provisions of the original statement. SFAS 140 was effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not believe the adoption of this statement has had a significant impact on the Company's financial statement.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Impact of New Financial Accounting Standards (Continued)
         --------------------------------------------

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other intangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective. On January 1, 2002, the Company adopted these pronouncements, replacing the amortization of goodwill with an annual impairment test. Amortization of goodwill was $332,000 for the year ended December 31, 2001.

         In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provision of Accounting Principles Board Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. Management does not believe the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       INVESTMENT SECURITIES AVAILABLE-FOR-SALE

         The amortized cost and estimated market value of investment securities available-for-sale are as follows (dollars in thousands):

                                                               December 31, 2001
                                    ---------------------------------------------------------------------
                                                            Gross            Gross           Estimated
                                        Amortized        Unrealized       Unrealized           Market
                                          Cost              Gains           Losses              Value
                                    ----------------  ---------------   ---------------  ----------------

U.S. Treasury securities            $          1,002  $            23                    $          1,025
U.S. Government agencies                      18,824              724                              19,548
Obligations of states and
  political subdivisions                      44,477              962   $          (155)           45,284
U.S. Government agencies
  collateralized by mortgage
  obligations                                 21,257              250                              21,507
Corporate bonds                                4,996              214                               5,210
Other securities                                 100               15                                 115
                                    ----------------  ---------------   ---------------  ----------------

                                    $         90,656  $         2,188   $          (155) $         92,689
                                    ================  ===============   ===============  ================

                                                               December 31, 2000
                                    ---------------------------------------------------------------------
                                                            Gross            Gross           Estimated
                                        Amortized        Unrealized       Unrealized          Market
                                          Cost              Gains           Losses             Value
                                    ----------------  ---------------   ---------------  ----------------

U.S. Treasury securities            $         13,540  $            19   $            (2) $         13,557
U.S. Government agencies                      40,705              573               (74)           41,204
Obligations of states and
  political subdivisions                      41,407            1,180               (68)           42,519
U.S. Government agencies
  collateralized by mortgage
  obligations                                  7,513              141                (4)            7,650
Corporate bonds                                4,985               56                (2)            5,039
Other securities                                 787                6               (10)              783
                                    ----------------  ---------------   ---------------  ----------------

                                    $        108,937  $         1,975   $          (160) $        110,752
                                    ================  ===============   ===============  ================

         Net unrealized gains on investment securities available-for-sale totaling $2,033,000 and $1,815,000 are recorded net of $828,000 and $748,000 in tax liabilities as accumulated other comprehensive income within shareholders' equity at December 31, 2001 and 2000, respectively.

         Gross gains realized on the sale of investment securities available-for-sale were $1,108,000, $119,000 and $6,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         On October 1, 2000, all investment securities held-to-maturity were transferred to the available-for-sale category in accordance with the provisions of SFAS 133. The amortized cost and estimated market value of the transferred securities on the date of transfer were $75,202,000 and $74,971,000, respectively. Accordingly, gross unrealized gains of $560,000 and gross unrealized losses of $791,000 were recorded, net of tax benefits, in accumulated other comprehensive income within shareholders' equity.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

3.       INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

         The amortized cost and estimated market value of investment securities available-for-sale at December 31, 2001 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             Estimated
                                                                           Amortized           Market
                                                                             Cost               Value
                                                                        ---------------  ----------------
                                                                             (Dollars in thousands)

Maturing within one year                                                $        11,854  $         11,850
Maturing after one year through five years                                       40,357            41,735
Maturing after five years through ten years                                      12,732            13,084
Maturing after ten years                                                          4,356             4,398
                                                                        ---------------  ----------------

                                                                                 69,299            71,067
Investment securities not due at a single maturity date:
     U.S. Government agencies collateralized by
       mortgage obligations                                                      21,257            21,507
     Other securities                                                               100               115
                                                                        ---------------  ----------------

         Total                                                          $        90,656  $         92,689
                                                                        ===============  ================

         Investment securities available-for-sale with amortized costs totaling $53,573,000 and $61,360,000 and estimated market values totaling $54,698,000 and $62,364,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2001 and 2000, respectively.

4.       LOANS

         The composition of the loan portfolio is as follows (dollars in thousands):

                                                                                  December 31,
                                                                        ---------------------------------

                                                                             2001              2000
                                                                        ---------------  ----------------
Real estate loans:
  Secured by commercial and professional office
     properties, including construction and
     development                                                        $       196,455  $        165,759
  Secured by residential properties                                             106,772           102,594
  Secured by farm land                                                           16,998            17,575
  Held for sale                                                                   1,048             2,128
                                                                        ---------------  ----------------

       Total real estate                                                        321,273           288,056

Commercial and industrial                                                        71,857            59,554
Agricultural                                                                     14,471            16,306
Small Business Administration loans                                              16,942            10,883
Consumer                                                                         50,714            35,416
Credit cards                                                                     11,344            11,481
                                                                        ---------------  ----------------

                                                                                486,601           421,696

Deferred loan (fees) costs, net                                                    (533)               58
Allowance for loan losses                                                        (5,675)           (5,362)
                                                                        ---------------  ----------------

                                                                        $       480,393  $        416,392
                                                                        ===============  ================

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

4.       LOANS (Continued)

         A summary of the transactions in the allowance for loan losses follows (dollars in thousands):

                                                                    Year Ended December 31,
                                                      ---------------------------------------------------

                                                            2001             2000              1999
                                                      ---------------   ---------------  ----------------

Balance, beginning of year                            $         5,362   $         3,319  $          4,394
Provision charged to operations                                 1,300             2,760             2,118
Loans charged off                                              (1,339)           (1,939)           (3,273)
Recoveries of loans previously charged off                        352               204                80
Allowance acquired from SNB                                                       1,018
                                                      ---------------   ---------------  ----------------

Balance, end of year                                  $         5,675   $         5,362  $          3,319
                                                      ===============   ===============  ================

         The recorded investment in loans that were considered to be impaired totaled $6,716,000 and $2,120,000 at December 31, 2001 and 2000,
         respectively. The related allowance for loan losses on these impaired loans at December 31, 2001 and 2000 was $1,389,000 and $675,000,
         respectively. The average recorded investment in impaired loans during 2001, 2000 and 1999 was $5,282,000, $651,000 and $1,193,000,
         respectively. Interest income on impaired loans is recognized on a cash basis and was not significant for the years ended December 31, 2001, 2000 and 1999, respectively.

         At December 31, 2001 and 2000, nonaccrual loans totaled $6,716,000 and $2,120,000, respectively. Interest foregone on these nonaccrual loans totaled $705,000, $52,000 and $14,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         Certain loans have been pledged to secure borrowing arrangements (see
         Note 8).

         Salaries and employee benefits totaling $2,472,000, $1,701,000 and $1,600,000 have been deferred as loan origination costs to be amortized over the estimated lives of the related loans for the years ended December 31, 2001, 2000 and 1999, respectively.

         Loan Servicing
         --------------

         The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2000 and 1999, the Bank generally retained servicing rights for the loans sold. During the year ended December 31, 2001, the Bank modified its strategy and did not retain servicing.

         During the year ended December 31, 2001, the Bank sold the servicing rights for approximately $114 million in mortgage loans. The total gain on the sale of servicing rights was $789,000 and is included in loan servicing income in the accompanying consolidated statement of income. No servicing rights were sold during the year ended December 31, 2000. During the year ended December 31, 1999, the Bank sold the servicing rights for approximately $32 million in adjustable rate mortgage loans. The total gain on the sale of servicing rights for 1999 was $331,000 and is included in loan servicing income in the accompanying consolidated statement of income.

         The Bank's servicing portfolio at December 31, 2001 and 2000 totaled $54,180,000 and $176,261,000, respectively. At December 31, 2001, loans were principally serviced for one investor. Mortgage servicing fiduciary funds, which are segregated in special bank accounts, are included as demand deposits in the accompanying consolidated balance sheet. At December 31, 2001 and 2000, such funds totaled $96,000 and $833,000, respectively.

                         SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

5.       PREMISES AND EQUIPMENT

         Premises and equipment consisted of the following (dollars in thousands):

                                                                December 31,
                                                      ---------------------------------

                                                           2001              2000
                                                      ---------------  ----------------

Land                                                  $         2,025  $          2,028
Buildings and improvements                                      8,649             8,013
Furniture, fixtures and equipment                              13,417            12,526
Leasehold improvements                                          1,721             1,696
Construction in progress                                          367               188
                                                      ---------------  ----------------

                                                               26,179            24,451

         Less accumulated depreciation
             and amortization                                  11,875             9,974
                                                      ---------------  ----------------

                                                      $        14,304  $         14,477
                                                      ===============  ================

         Depreciation and amortization included in occupancy and equipment expense totaled $1,946,000, $1,754,000 and $1,580,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

6.       OTHER ASSETS

         Other assets consisted of the following (dollars in thousands):

                                                                December 31,
                                                      ---------------------------------

                                                           2001              2000
                                                      ---------------  ----------------

Accrued interest receivable                           $         3,766  $          4,902
Deferred tax assets (Note 9)                                    1,663             1,354
Investment in limited partnership                               2,896
Federal Home Loan Bank stock                                    2,014             1,764
Other                                                           6,345             4,767
                                                      ---------------  ----------------

                                                      $        16,684  $         12,787
                                                      ===============  ================

         The Bank invested in a limited partnership that operates qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Bank accounts for the investment under the cost method and management analyzes the investment annually for potential impairment. The Bank has remaining capital commitments to this partnership at December 31, 2001 in the amount of approximately $1,274,000. Such amounts are included in other liabilities.

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

7.       DEPOSITS

         Interest-bearing deposits consisted of the following (dollars in thousands):

                                                   December 31,
                                         ---------------------------------

                                              2001              2000
                                         ---------------  ----------------

Savings                                  $        31,128  $         31,343
Money market                                      93,928            44,238
NOW accounts                                      49,455            45,668
Time, $100,000 or more                            80,412           131,502
Time, under $100,000                             123,510           144,433
                                         ---------------  ----------------

                                         $       378,433  $        397,184
                                         ===============  ================

         Aggregate annual maturities of time deposits are as follows (dollars in thousands):

     Year Ending
    December 31,
--------------------

       2002                                  $       191,950
       2003                                            8,022
       2004                                            1,852
       2005                                            1,751
       2006                                              347
                                             ---------------

                                             $       203,922
                                             ===============

         Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

                                         Year Ended December 31,
                           ---------------------------------------------------

                                 2001             2000              1999
                           ---------------   ---------------  ----------------

Savings                    $           370   $           574               357
Money market                         2,911             1,539             1,171
NOW accounts                           216               412               338
Time, $100,000 or more               5,008             6,310             3,779
Time, under $100,000                 6,747             8,367             5,509
                           ---------------   ---------------  ----------------

                           $        15,252   $        17,202  $         11,154
                           ===============   ===============  ================

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

8.       SHORT-TERM BORROWING ARRANGEMENTS

         The following table shows information for short-term borrowings (dollars in thousands).

                                           2001                    2000                     1999
                                  ----------------------  ----------------------   ----------------------

                                      Amount       Rate       Amount       Rate       Amount       Rate
                                  -------------   ------  --------------  ------   -------------  -------
As of December 31:
  Federal funds purchased and
     repurchase agreements        $      22,253    1.39%  $       13,584   4.20%   $      18,638    4.95%
  Federal Home Loan Bank
     advances                            38,300    1.56%          20,700   6.13%          13,800    3.53%
  Other borrowings                          230    4.75%
                                  -------------           --------------           -------------

       Total                      $      60,783           $       34,284           $      32,438
                                  =============           ==============           =============

Year ended December 31
  average balance:
  Federal funds purchased and
     repurchase agreements        $      15,728    2.74%  $       13,977   4.51%   $      10,602    3.52%
  Federal Home Loan Bank
     advances                             3,162    3.67%          13,017   6.48%   $       3,480    5.57%
                                  -------------           --------------           -------------

       Total                      $      18,890           $       26,994           $      14,082
                                  =============           ==============           =============

Maximum month-end balance:
  Federal funds purchased and
     repurchase agreements        $      22,253           $       20,756           $      20,766
  Federal Home Loan Bank
     advances                     $      38,300           $       35,123           $      17,300

         The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $13,000,000 and $16,000,000 at December 31, 2001 and 2000, respectively, at interest rates which vary with market conditions. There were no borrowings outstanding under these lines of credit at December 31, 2001 and 2000. At December 31, 2001, the Company could borrow up to $48,509,000 from the Federal Home Loan Bank, secured by qualifying first mortgage loans with a carrying value of $76,731,000.

         The Company enters into sales of securities under agreements to repurchase which generally mature within one day. The dollar amount of securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2001 and 2000, these securities had amortized costs of $22,045,000 and $16,510,000, respectively, which approximated market value.

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

9.       INCOME TAXES

         The provision for income taxes follows (dollars in thousands):

                                          Year Ended December 31,
                            ---------------------------------------------------

                                  2001             2000              1999
                            ---------------   ---------------  ----------------

Federal:
    Current                 $         2,814   $         2,620  $          1,476
    Deferred                           (266)             (767)              176
                            ---------------   ---------------  ----------------

                                      2,548             1,853             1,652
                            ---------------   ---------------  ----------------

State:
    Current                           1,197             1,090               766
    Deferred                           (123)             (201)              357
                            ---------------   ---------------  ----------------

                                      1,074               889             1,123
                            ---------------   ---------------  ----------------

                            $         3,622   $         2,742  $          2,775
                            ===============   ===============  ================

         The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

                                                        December 31,
                                              ---------------------------------

                                                   2001              2000
                                              ---------------  ----------------

Deferred tax assets:
    Allowance for loan losses                 $         1,842  $          1,333
    Deferred compensation                                 437               466
    Future benefit of State tax deduction                 167               357
    Other real estate                                     388               430
    Other                                                 463                34
                                              ---------------  ----------------

          Total deferred tax assets                     3,297             2,620
                                              ---------------  ----------------

Deferred tax liabilities:
    Premises and equipment                               (548)             (414)
    Unrealized gain on securities
       available-for-sale                                (828)             (748)
    Other                                                (258)             (104)
                                              ---------------  ----------------

          Total deferred tax liabilities               (1,634)           (1,266)
                                              ---------------  ----------------

          Net deferred tax assets             $         1,663  $          1,354
                                              ===============  ================

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

9.       INCOME TAXES (Continued)

         The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

                                                                    Year Ended December 31,
                                                      ---------------------------------------------------

                                                            2001             2000              1999
                                                      ---------------   ---------------  ----------------
Income tax expense at Federal
     statutory rate                                   $         3,675   $         2,878  $          2,935
Increase (decrease) resulting from:
    State franchise tax expense, net of
       Federal tax effect                                         669               580               595
    Tax exempt income                                            (621)             (615)             (568)
    Affordable housing tax credits                               (144)
    Other                                                          43              (101)             (187)
                                                      ---------------   ---------------  ----------------

          Total                                                 3,622             2,742             2,775
                                                      ===============   ===============  ================

Effective tax rate                                              34.5%             33.3%             33.1%
                                                      ===============   ===============  ================

10.      COMMITMENTS AND CONTINGENCIES

         Leases
         ------

         The Bank leases certain of its branch facilities, administrative offices and equipment under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $427,000, $432,000 and $399,000 for the years ended December 31, 2001,
         2000 and 1999, respectively.

         Future minimum lease payments on noncancelable operating leases are as follows (dollars in thousands):

     Year Ending
    December 31,
--------------------

       2002                                                    $         411
       2003                                                              411
       2004                                                              411
       2005                                                              363
       2006                                                              286
2007 and Thereafter                                                    1,197
                                                               -------------

                                                               $       3,079
                                                               =============

         Federal Reserve Requirements
         ----------------------------

         Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2001 and 2000 were $3,807,000 and $450,000, respectively.

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

10.      COMMITMENTS AND CONTINGENCIES (Continued)

         Financial Instruments With Off-Balance-Sheet Risk
         -------------------------------------------------

         The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

         The Bank's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

         The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

                                                        December 31,
                                              ---------------------------------

                                                   2001              2000
                                              ---------------  ----------------

Commitments to extend credit                  $       105,736  $         90,787
Standby letters of credit                     $         4,413  $          7,927
Credit card commitments                       $        42,522  $         39,280

         Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Credit card commitments are commitments on credit cards and are unsecured.

         Concentration in Real Estate Lending
         ------------------------------------

         A substantial portion of the Company's loans are secured by real estate in its primary market area. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of a portion of the carrying amount of foreclosed real estate are susceptible to changes in economic conditions and real estate valuations in the Company's primary market.

         Concentration by Geographic Location
         ------------------------------------

         The Bank grants commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings and Madera counties. The ability of a substantial portion of the Bank's customers to honor their contracts is dependent on the economy in these areas. Although the Bank's loan portfolio is diversified, there is a relationship in this region between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

10.      COMMITMENTS AND CONTINGENCIES (Continued)

         Concentration by Organization
         -----------------------------

         The Bank has undertaken an effort to market its credit card program locally through the establishment of relationships with various organizations, commonly referred to as affinity groups. The Bank has no affinity group that individually accounts for more than 20% of the credit card portfolio.

         Contingencies
         -------------

         The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or consolidated results of operations of the Company.

11. MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

         Sierra Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. During the fourth quarter of 2001, Sierra Capital Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, to the Company for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Sierra Capital Trust I in $15,000,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures"), with identical maturity, repricing and payment terms as the TRUPS issued by the Company. The Subordinated Debentures represent the sole assets of Sierra Capital Trust I. The Subordinated Debentures mature on December 8, 2031, bear an initial interest rate of 6.007% (based on 6-month LIBOR plus 3.75%), with repricing and payments due semi-annually. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any June 8th or December 8th on or after December 8, 2006. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on July 31, 2031. The Subordinated Debentures bear the same terms and interest rates as the TRUPS.

         Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an initial rate per annum of 6.007%. For each successive period beginning on June 8 of each year, the rate will be adjusted to equal the 6-month LIBOR plus 3.75%; provided, however, that prior to December 8, 2006, such annual rate does not exceed 11.00%. The distributions on the TRUPS are treated as interest expense in the consolidated statement of income. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

11. MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST (Continued)

         The Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the TRUPS are reflected as outstanding in the accompanying consolidated financial statements. Under applicable regulatory guidelines, all of the TRUPS currently qualify as Tier 1 capital.

12.      SHAREHOLDERS' EQUITY

         Earnings Per Share
         ------------------

         A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands):

                                                            2001             2000              1999
                                                      ---------------   ---------------  ----------------

Basic Earnings Per Share
------------------------
Net income                                            $         6,878   $         5,481  $          5,612
                                                      ---------------   ---------------  ----------------

Weighted average shares outstanding                         9,212,280         9,212,280         9,212,280
                                                      ---------------   ---------------  ----------------

Basic earnings per share                              $           .75   $           .60  $            .61
                                                      ===============   ===============  ================

Diluted Earnings Per Share
--------------------------

Net income                                            $         6,878   $         5,481  $          5,612
                                                      ---------------   ---------------  ----------------

Weighted average shares outstanding                         9,212,280         9,212,280         9,212,280

Effect of dilutive stock options                                9,200                              39,913
                                                      ---------------   ---------------  ----------------

                                                            9,221,480         9,212,280         9,252,193
                                                      ===============   ===============  ================

Diluted earnings per share                            $           .75               .60  $            .61
                                                      ===============   ===============  ================

         Stock Options
         -------------

         In June 1998, the Bank adopted the 1998 Stock Option Plan (the "Plan") for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The Plan covers a total of 2,763,684 shares, of which two-thirds are reserved for the grant of options to full-time salaried officers and employees of the Bank. The remaining one-third of the shares available for grant may be granted to anyone eligible to participate in the Plan, including directors, officers and employees. The Company assumed all obligations under the Plan as of August 10, 2001 and options to purchase shares of the Company's common stock were substituted for options to purchase shares of common stock of the Bank. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at the time it is exercised. The options under the Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally five years. For participants with 10 years of service at the date of grant, options vest immediately. Outstanding options under the Plan are exercisable until their expiration.

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

12.      SHAREHOLDERS' EQUITY (Continued)

         Stock Options (Continued)
         -------------

         A summary of the combined activity of the plans follows:


                                      2001                      2000                      1999
                            ------------------------  ------------------------  -------------------------
                                          Weighted                   Weighted                  Weighted
                                           Average                    Average                   Average
                                          Exercise                   Exercise                  Exercise
                              Shares        Price        Shares        Price       Shares        Price
                             -----------  -----------  -----------  -----------  -----------   -----------
Outstanding,
  beginning of year           1,055,000  $      9.00    1,090,000  $      9.00      996,000   $      9.00

  Granted                     1,097,000  $      6.55       72,000  $      9.00      132,000   $      9.00
  Canceled                     (160,800) $      8.87     (107,000) $      9.00      (38,000)  $      9.00
                            -----------               -----------               -----------

Outstanding,
  end of year                 1,991,200  $      7.66    1,055,000  $      9.00    1,090,000   $      9.00
                            ===========               ===========               ===========

Exercisable,
  end of year                 1,265,100  $      7.92      699,000  $      9.00      727,000   $      9.00
                            ===========               ===========               ===========

Weighted average fair
  value of options
  granted                                $      2.03               $      2.45                $      3.12

         A summary of options outstanding at December 31, 2001 follows:


                                                                           Weighted          Number of
                                                         Outstanding        Average           Options
                                                             at            Remaining        Exercisable
                                                        December 31,      Contractual      December 31,
Exercise Price                                              2001         Life (Years)          2001
--------------                                        ---------------   ---------------  ----------------
$    6.43                                                   1,036,000               9.8           532,500
$    9.00                                                     955,200               6.9           732,600
                                                      ---------------   ---------------  ----------------

                                                            1,991,200               8.4         1,265,100
                                                      ===============   ===============  ================

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

12.      SHAREHOLDERS' EQUITY (Continued)

         Stock Options (Continued)
         -------------

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense has been recognized under the above stock option plan. Had compensation cost been determined based on the fair value at grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS 123, the Company's consolidated net income and earnings per share for the years ended December 31, 2001, 2000 and 1999 would have been adjusted to the pro forma amounts indicated below. Pro forma adjustments to the Company's consolidated net income and earnings per share are disclosed during the years in which the options become vested.

                                                            2001             2000              1999
                                                      ---------------   ---------------  ----------------
                                                         (Dollars in thousands except per share data)
Net income - as reported                              $         6,878   $         5,481  $          5,612
Net income - pro forma                                $         6,689   $         5,281  $          5,402

Basic earnings per share - as reported                $           .75   $           .60  $            .61
Basic earnings per share - pro forma                              .73   $           .57  $            .59

Diluted earnings per share - as reported              $           .75   $           .60  $            .61
Diluted earnings per share - pro forma                            .73   $           .57  $            .59

         The weighted average assumptions for determining compensation costs under the fair value method include the following:

                                  2001             2000              1999
                            ---------------   ---------------  ----------------

Dividend yield                        2.57%             2.88%             2.46%
Expected volatility                  26.45%            28.03%            30.85%
Risk-free interest rate               4.96%             6.13%             6.21%
Expected option life                6 years          10 years         7.5 years

13.      REGULATORY MATTERS

         The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC). Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2001 and 2000.

                       SIERRA BANCORP AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

13.      REGULATORY MATTERS (Continued)

         In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital and ratios as set forth below (dollars in thousands). There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                                   2001                     2000
                                                          -----------------------   ------------------------

                                                              Amount       Ratio        Amount       Ratio
                                                          --------------  -------   --------------  -------
Leverage Ratio
--------------
Sierra Bancorp and subsidiaries                           $       54,389   9.0%
Minimum regulatory requirement                            $       24,131   4.0%

Bank of the Sierra                                        $       49,210   8.2%    $      33,647    5.6%

Minimum requirement for "Well-Capitalized" institution    $       30,122   5.0%    $      30,150    5.0%
Minimum regulatory requirement                            $       24,098   4.0%    $      24,120    4.0%

Tier 1 Risk-Based Capital Ratio
-------------------------------

Sierra Bancorp and subsidiaries                           $       54,389  11.0%
Minimum regulatory requirement                            $       19,722   4.0%

Bank of the Sierra                                        $       49,213  10.0%    $      33,647    7.8%

Minimum requirement for "Well-Capitalized" institution    $       29,496   6.0%    $      26,027    6.0%
Minimum regulatory requirement                            $       19,664   4.0%    $      17,532    4.0%

Total Risk-Based Capital Ratio
------------------------------

Sierra Bancorp and subsidiaries                           $       60,071  12.2%
Minimum regulatory requirement                            $       39,445   8.0%

Bank of the Sierra                                        $       54,895  11.2%    $      39,025    9.0%

Minimum requirement for "Well-Capitalized" institution    $       49,160  10.0%    $      43,379   10.0%
Minimum regulatory requirement                            $       39,328   8.0%    $      34,703    8.0%

         Dividend Restrictions
         ---------------------

         The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by state corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general Corporation Law prohibits the Company from paying dividends on the common stock unless: (1) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

                        SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  REGULATORY MATTERS (Continued)

     Dividend Restrictions Continued)
     ---------------------

     Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings or the Bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2001, the maximum amounts available for dividend distribution under this restriction were approximately $11,991,000.

14.  OTHER EXPENSE

     Other expense consisted of the following (dollars in thousands):

                                              Year Ended December 31,
                                        ---------------------------------
                                           2001        2000       1999
                                        ----------   ---------   --------

Professional fees                        $   2,310   $   1,137  $     694
Data processing                              1,881       1,537        789
Advertising and promotion                      829         925        711
Deposit services                             1,086       1,090        686
Stationary and supplies                        615         605        499
Telephone and data communication             1,041         797        531
Loan and credit card processing              1,172         960        873
Other                                        1,293       1,573      1,061
                                           -------   ---------   --------
                                         $  10,227   $   8,624  $   5,844
                                         =========   =========   ========
15.  LOANS TO RELATED PARTIES

     During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

Balance, January 1, 2001                                      $     1,366

   Disbursements                                                   14,046
   Amounts repaid                                                 (12,749)
                                                              -----------
Balance, December 31, 2001                                    $     2,663
                                                              ===========
Undisbursed commitments to related parties,
   December 31, 2001                                          $       647
                                                              ===========

16.  COMPREHENSIVE INCOME

     Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income (loss) that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income (loss). Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statement of Changes in Shareholders' Equity.

                        SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

16.  COMPREHENSIVE INCOME (Continued)

     The Company held securities classified as available-for-sale which had unrealized gains or losses as follows (dollars in thousands):

                                                                     Tax
                                                   Before          (Expense)            After
                                                    Tax             Benefit              Tax
                                                 ---------         -----------        ----------

For the Year Ended December 31, 2001
------------------------------------

Other comprehensive income:
  Unrealized holding gains                       $   1,326         $     (525)        $      801
  Less: reclassification adjustment for net
    gains included in net income                     1,108               (445)               663
                                                 ---------         -----------        ----------

      Total other comprehensive income           $     218         $      (80)              $138
                                                 =========         ===========        ==========
For the Year Ended December 31, 2000
------------------------------------

Other comprehensive income:
  Unrealized holding gains                       $   1,346         $     (555)        $      791
  Less: reclassification adjustment for net
    gains included in net income                       119                (49)                70
                                                 ---------         -----------        ----------

     Total other comprehensive income            $   1,227         $     (506)        $      721
                                                 =========         ===========        ==========
For the Year Ended December 31, 1999
------------------------------------

Other comprehensive loss:
  Unrealized holding losses                      $  (3,062)        $    1,162         $   (1,900)
  Less: reclassification adjustment for net
    gains included in net income                         6                 (2)                 4
                                                 ---------         -----------        ----------
Total other comprehensive loss                   $  (3,068)        $    1,164         $   (1,904)
                                                 =========         ===========        ==========

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value. These estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

     Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

                        SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

     The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2001 and 2000:

     Cash and cash equivalents, Federal funds sold and short-term borrowings:
     -----------------------------------------------------------------------
     For cash and cash equivalents, Federal funds sold and short-term borrowings, the carrying amount is estimated to be fair value.

     Interest-bearing deposits in banks: The fair values of interest-bearing
     ----------------------------------
     deposits in banks are estimated by discounting their future cash flow using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

     Investment securities: For investment securities, fair values are based on
     ---------------------
     quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

     Loans and loans held for sale: For variable-rate loans that reprice
     -----------------------------
     frequently with no significant change in credit risk, fair values are based on carrying values. Fair values of loans held for sale are estimated using quoted market prices for similar loans. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

     Life insurance policies: The fair values of life insurance policies are
     -----------------------

     based on current cash surrender values at each reporting date provided by the insurers.

     Other Investments: Included in other assets are other long-term
     -----------------
     investments carried at cost, which approximates estimated fair value

     Deposits: The fair values for demand deposits are, by definition, equal to
     --------
     the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

     Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary
     --------------------------------------------------------------------------
     Grantor Trust: The fair value of mandatorily redeemable cumulative trust
     -------------
     preferred securities of subsidiary grantor trust was determined based on the current market value for like kind instruments of a similar maturity and structure.

     Commitments to extend credit and letters of credit: Commitments to extend
     --------------------------------------------------
     credit are primarily for adjustable rate loans. For these commitments, there are no differences between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

                        SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

                                            December 31, 2001          December 31, 2000
                                      ----------------------------  -----------------------------
                                                        (Dollars in thousands)
                                        Carrying         Fair           Carrying         Fair
                                         Amount          Value           Amount          Value
                                      ------------  --------------  ----------------  -----------
Financial assets:
  Cash and due from banks             $     39,835  $       39,835  $       43,433    $    43,433
  Federal funds sold                                                           246            246
  Interest-bearing deposits
   in banks                                    190             190           1,231          1,231
  Investment securities                     92,689          92,689         110,752        110,752
  Loans                                    479,345         499,870         414,264        420,919
  Loans held for sale                        1,048           1,048           2,128          2,128
  Cash surrender value of life
   insurance policies                        1,392           1,392           1,238          1,238
  Other investments                          5,910           5,910           1,764          1,764
  Accrued interest receivable                3,766           3,766           4,902          4,902

Financial liabilities:
  Deposits                            $    521,317  $      509,163  $      527,776    $   504,663
  Short-term borrowings                     60,783          60,783          34,284         34,284
  Accrued interest payable                     442             442           1,087          1,087
  Mandatorily redeemable
   cumulative trust preferred
   securities                               15,000          15,000

Off-balance-sheet financial
  instruments:
  Commitments to extend credit        $    105,736  $      105,736  $       90,787    $    90,787
  Standby letters of credit                  4,413           4,413           7,927          7,927
  Credit card commitments                   42,522          42,522          39,280         39,280

                        SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

     The Company commenced operations on August 10, 2001. As a result, comparative financial information is not available. The information below is presented as of December 31, 2001 and for the year then ended as if the reorganization had taken place on January 1, 2001.

                                  BALANCE SHEET

                                December 31, 2001
                             (Dollars in Thousands)

                                ASSETS

Cash and due from banks                              $     3,957
Investment in bank subsidiary                             55,965
Investment in Sierra Capital Trust I                         464
Investment in other securities                             1,000
Other assets                                                 454
                                                     -----------

                                                     $    61,840
                                                     ===========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Short-term borrowings                             $       150
   Other liabilities                                          85
                                                     -----------

     Total liabilities                                       235
                                                     -----------

Junior subordinated debentures due to
   subsidiary grantor trust                               15,464

Shareholders' equity:
   Common stock                                            2,285
   Retained earnings                                      42,651
   Accumulated other comprehensive income                  1,205
                                                     -----------

     Total shareholders' equity                           46,141
                                                     -----------

                                                     $    61,840
                                                     ===========

                        SIERRA BANCORP AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

18.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                              STATEMENT OF INCOME

                      For the Year Ended December 31, 2001
                             (Dollars in thousands)

Income:
   Dividends declared by bank subsidiary             $       868
                                                     -----------

Expenses:
   Interest on junior subordinated debentures due to
     subsidiary grantor trust                                 84
   Other expenses                                            240
                                                     -----------

         Total expenses                                      324
                                                     -----------

         Income before equity in undistributed
           income of subsidiary                              544

Equity in undistributed income of subsidiary               6,334
                                                     -----------

         Net income                                  $     6,878
                                                     ===========

                        SIERRA BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

18.     PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

                            STATEMENT OF CASH FLOWS

                      For the Year Ended December 31, 2001
                             (Dollars in thousands)

Cash flows from operating activities:
    Net income                                                                 $  6,878
    Adjustments to reconcile net income to net cash
        provided by operating activities:
            Undistributed net income of subsidiary                               (6,334)
            Increase in other assets                                               (454)
            Increase in other liabilities                                            85
                                                                               --------
                Net cash provided by operating activities                           175

Cash flows from investing activities:
    Investment in bank subsidiary                                               (10,000)
    Investment in Sierra Capital Trust I                                           (464)
    Investment in other securities                                               (1,000)
                                                                               --------
                Net cash used in investing activities                           (11,464)
                                                                               --------
Cash flows from financing activities:
    Proceeds from short-term borrowings                                             150
    Proceeds from the issuance of junior subordinated debentures
        due to subsidiary grantor trust                                          15,464
    Dividends paid                                                                 (368)
                                                                               --------
                Net cash provided by financing activities                        15,246
                                                                               --------
Cash and cash equivalents at end of year                                       $  3,957
                                                                               ========
Non-cash investing activities:
    Issuance of common stock in exchange for the common
        stock of the Bank                                                      $ 40,782

    Net change in unrealized gain on investment securities
        available-for-sale                                                     $    218

                        SIERRA BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

19.     CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        The following table sets forth the Company's results of operations for the four quarters of 2001 and 2000 and is unaudited. In management's opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

                                                    2001 Quarter Ended
                                   -------------------------------------------------------------
                                    December 31,       September 30,       June 30,   March 31,
                                   -------------      --------------     -----------  ----------

Interest income                    $      10,384      $       10,520     $    10,980  $   11,454
Interest expense                           2,683               3,623           4,513       5,073
                                   -------------      --------------     -----------  ----------

    Net interest income                    7,701               6,897           6,467       6,381

Provision for loan losses                    600                 100             200         400
Non-interest income                        2,213               2,514           2,813       2,123
Non-interest expense                       6,205               6,147           6,588       6,369
                                   -------------      --------------     -----------  ----------

    Net income before
       taxes                               3,109               3,164           2,492       1,735

Provision for taxes                          945               1,155             897         625
                                   -------------      --------------     -----------  ----------

    Net income                     $       2,164      $        2,009     $     1,595  $    1,110
                                   =============      ==============     ===========  ==========

Diluted earnings per
    share                          $         .24      $          .22     $       .17  $      .12
Cash dividend per
    share                          $         .04      $          .04     $       .06  $      .04

                                                    2001 Quarter Ended
                                   -------------------------------------------------------------
                                    December 31,       September 30,       June 30,   March 31,
                                   -------------      --------------     -----------  ----------

Interest income                    $      12,545      $       12,703     $    10,939  $    9,341
Interest expense                           5,357               5,189           4,431       3,700
                                   -------------      --------------     -----------  ----------

    Net interest income                    7,188               7,514           6,508       5,641

Provision for loan losses                    690                 690             690         690
Non-interest income                        1,861               1,721           1,530       1,324
Non-interest expense                       6,077               6,391           5,387       4,449
                                   -------------      --------------     -----------  ----------

    Net income before
       taxes                               2,282               2,154           1,961       1,826

Provision for taxes                          669                 713             704         656
                                   -------------      --------------     -----------  ----------

    Net income                     $       1,613      $        1,441     $     1,257  $    1,170
                                   =============      ==============     ===========  ==========

Diluted earnings per
    share                          $         .18      $          .16     $       .14  $      .13
Cash dividend per
    share                          $         .06      $          .06     $       .06  $      .05

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 22, 2002      BANK OF THE SIERRA,
                            a California corporation

                            By: /s/ James C. Holly
                            --------------------------------------------------
                                     James C. Holly
                                     President
                                     and Chief Executive Officer

                            By:  /s/ Kenneth R. Taylor
                            --------------------------------------------------
                                     Kenneth R. Taylor
                                     Senior Vice President
                                     and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                   Date
---------                                            -----                                   ----

/s/ Albert L. Berra                                Director                            March 22, 2002
-----------------------------------------
Albert L. Berra

/s/ Gregory A. Childress                           Director                            March 22, 2002
-----------------------------------------
Gregory A. Childress

/s/ Robert L. Fields                               Director                            March 22, 2002
-----------------------------------------
Robert L. Fields

/s/ Vincent L. Jurkovich                           Director                            March 22, 2002
-----------------------------------------
Vincent L. Jurkovich

/s/ Howard H. Smith                                Director                            March 22, 2002
-----------------------------------------
Howard H. Smith

/s/ Morris A. Tharp                                Chairman of the Board               March 22, 2002
-----------------------------------------
Morris A. Tharp

/s/ Robert H. Tienken                              Director and                        March 22, 2002
-----------------------------------------          Corporate Secretary
Robert H. Tienken

/s/ Gordon T. Woods                                Director                            March 22, 2002
-----------------------------------------
Gordon T. Woods

/s/ Kenneth R. Taylor                              Senior Vice President               March 22, 2002
-----------------------------------------          & Chief Financial Officer
Kenneth R. Taylor

                                INDEX TO EXHIBITS
                                -----------------
-------------------------------------------------------------------------------
Exhibit No.        Description
-----------        -----------

-------------------------------------------------------------------------------
2                  Plan of Reorganization and Agreement of
                   Merger dated December 14, 2000 by and
                   among Bank of the Sierra, Sierra
                   Bancorp and Sierra Merger Corporation
                   (effective August 10, 2001) (1)
-------------------------------------------------------------------------------
3.1                Articles of Incorporation of Sierra
                   Bancorp (1)
-------------------------------------------------------------------------------
3.2                Amendment to Articles of Incorporation
                   of Sierra Bancorp (1)
-------------------------------------------------------------------------------
3.3                By-laws of Sierra Bancorp (1)
-------------------------------------------------------------------------------
10.1               1998 Stock Option Plan (1)
-------------------------------------------------------------------------------
10.2               Indenture dated as of November 28, 2001
                   between Wilmington Trust Company, as
                   Trustee, and Sierra Bancorp, as Issuer
                   (2)
-------------------------------------------------------------------------------
10.3               Amended and Restated Declaration of
                   Trust of Sierra Capital Trust I, dated
                   as of November 28, 2001(2)
-------------------------------------------------------------------------------
10.4               Guarantee Agreement between Sierra
                   Bancorp and Wilmington Trust Company
                   dated as of November 28, 2001(2)
-------------------------------------------------------------------------------
11                 Statement of Computation of Per Share
                   Earnings(3)
-------------------------------------------------------------------------------
21                 Subsidiaries of Sierra Bancorp (2)
-------------------------------------------------------------------------------
23.1               Consent of McGladrey & Pullen, LLP (2)
-------------------------------------------------------------------------------
23.2               Consent of Perry Smith, LLP (2)

-------------------------------------------------------------------------------

------------------

(1) Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)     Filed herewith.

(3) Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.