Form 10-Q
period 2002-03-31
SIERRA BANCORP
filed 2002-05-15
CIK 1130144

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(mark one)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________________ TO __________________

Commission file number: 000-33063

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

                           YES   X                           NO _____
                                ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock, no par value, 9,236,280 shares outstanding as of April 30, 2002

                                    FORM 10-Q

                                Table of Contents
                                -----------------

                                                                                                                            Page
                                                                                                                            ----

Part I - Financial Information                                                                                               3
   Item 1. Financial Statements (Unaudited)                                                                                  3
      Consolidated Balance Sheets                                                                                            3
      Consolidated Statements of Income & Comprehensive Income                                                               4
      Consolidated Statements of Cash Flows                                                                                  5
      Notes to Unaudited Consolidated Financial Statements                                                                   6

   Item 2. Management's Discussion & Analysis of Financial Condition & Results of Operations                                 8
   Summary of Financial Data                                                                                                 8
      Earnings Performance                                                                                                   9
      Net Interest Income                                                                                                    9
      Non-interest Income/Expense                                                                                           12
   Balance Sheet Analysis                                                                                                   15
      Earning Assets                                                                                                        15
         Investment Portfolio                                                                                               15
         Loan Portfolio                                                                                                     15
         Non-accrual and Restructured Loans and Other Assets                                                                17
         Allowance for Loan Losses                                                                                          19
      Deposits and Interest Bearing Liabilities                                                                             20
         Deposits                                                                                                           20
         Fed Funds Purchased & Securities Sold Under Agreements to Repurchase                                               21
      Non-Interest Bearing Liabilities                                                                                      21
   Liquidity and Market Risk Management                                                                                     21
   Capital Resources                                                                                                        23

   Item 3.   Qualitative & Quantitative Disclosures About Market Risk                                                       24

Forward-Looking Statements                                                                                                  24

Part II - Other Information                                                                                                 25
   Item 1. - Legal Proceedings                                                                                              25
   Item 2. - Changes in Securities                                                                                          25
   Item 3. - Defaults upon Senior Securities                                                                                25
   Item 4. - Submission of Matters to a vote of Security Holders                                                            25
   Item 5. - Other Information                                                                                              25
   Item 6. - Exhibits and Reports on Form 8-K                                                                               25

Signatures                                                                                                                  26

================================================================================
                         PART I - FINANCIAL INFORMATION
                                     Item 1
================================================================================
                                 SIERRA BANCORP
                           CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands, unaudited)
================================================================================

                          ASSETS                           March 31, 2002  December 31, 2001
                          ------                           --------------  -----------------
Cash and Due From Banks                                    $       34,859  $          40,025
Federal Funds Sold                                         $       19,600  $               -
                                                           --------------  -----------------
        Total Cash & Cash Equivalents                      $       54,459  $          40,025
Securities Available for sale                              $       89,855  $          92,689
Loans:
     Gross loans                                           $      489,053  $         486,601
     Allowance for loan losses                             $       (5,380) $          (5,675)
     Deferred loan fees                                    $         (698) $            (533)
                                                           --------------  -----------------
        Net Loans                                          $      482,975  $         480,393
Other equity securities                                    $        2,665  $           2,422
Premises and equipment, net                                $       14,333  $          14,304
Other real estate owned                                    $          680  $             769
Accrued interest receivable                                $        3,866  $           3,766
Other assets                                               $       16,186  $          16,042
                                                           --------------  -----------------
                         TOTAL ASSETS                      $      665,019  $         650,410
                                                           ==============  =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
LIABILITIES
Deposits:
     Demand                                                $      133,936  $         142,884
     Interest bearing demand                               $       52,746  $          49,455
     Savings                                               $       33,905  $          31,128
     MMDA's                                                $      106,769  $          93,928
     TDOA's, IRA's & KEOGH'S                               $       21,310  $          21,185
     Time deposits *  $100,000                             $       99,872  $         106,188
     Time deposits ** $100,000                             $      118,661  $          76,549
                                                           --------------  -----------------
        Total Deposits                                     $      567,199  $         521,317
Federal funds purchased and repurchase agreements          $       28,857  $          60,633
Other borrowed funds                                       $           45  $             150
Accrued interest payable                                   $          488  $             442
Other liabilities                                          $        5,747  $           6,727
Company obligated manditorily redeemable cumulative
     trust preferred security of subsidiary trust holding
   solely junior subordinated debentures                   $       15,000  $          15,000
                                                           --------------  -----------------
                         TOTAL LIABILITIES                 $      617,336  $         604,269
                                                           --------------  -----------------
SHAREHOLDERS' EQUITY
     Common stock, no par value                            $        2,459  $           2,285
     Retained earnings                                     $       44,191  $          42,651
     Accumulated other comprehensive income                $        1,033  $           1,205
                                                           --------------  -----------------
     Total shareholders' equity                            $       47,683  $          46,141
                         TOTAL LIABILITIES AND
                                                           --------------  -----------------
                         SHAREHOLDERS' EQUITY              $      665,019  $         650,410
                                                           ==============  =================
================================================================================

================================================================================
                                 SIERRA BANCORP
            CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
            (dollars in thousands, except per share data, unaudited)
================================================================================

                                                                     For the Quarter   For the Quarter
                                                                     Ended March 31,    Ended March 31,
INTEREST INCOME:                                                           2002             2001
----------------                                                     ---------------   ----------------
Federal funds sold and interest bearing deposits                     $         27      $           53
US Treasury securities                                               $         14      $          174
US Gov't agencies                                                    $        292      $          887
State and political                                                  $        488      $          519
subdivsions
Other securities                                                     $        354      $            3
Equities                                                             $         22      $           29
Loans, including fee income                                          $      9,187      $        9,765
                                                                     ---------------   ----------------
Total interest income                                                $     10,384      $       11,430
INTEREST EXPENSE:
-----------------
Interest on deposits                                                 $      2,025      $        4,894
Interest on borrowed funds                                           $        382      $          179
                                                                     ---------------   ----------------
     Total interest expense                                          $      2,407      $        5,073
     Net Interest Income                                             $      7,977      $        6,357
Provision for loan losses                                            $        600      $          400
                                                                     --------------   ----------------
     Net Interest Income after Provision for Loan Losses             $      7,377      $        5,957

OTHER OPERATING INCOME:
----------------------
Service charges on deposit accounts                                  $      1,195      $        1,102
Gains on sales of loans                                              $        423      $          153
Other                                                                $        490      $          868
                                                                     ---------------   ----------------
     Total other operating income                                    $      2,108      $        2,123
OTHER OPERATING EXPENSES:
------------------------
Salaries and employee benefits                                       $      2,721      $        2,797
Occupancy expense                                                    $        995      $        1,080
Other                                                                $      2,410      $        2,468
                                                                     ---------------   ----------------
     Total other operating expenses                                  $      6,126      $        6,345
                                                                     ---------------   ----------------

INCOME BEFORE PROVISION FOR INCOME TAXES                             $      3,359      $        1,735
Provision for income taxes                                           $      1,174      $          625
                                                                     ---------------   ----------------
NET INCOME                                                           $      2,185      $        1,110
                                                                     ---------------   ----------------

Other comprehensive income, unrealized gain (loss)
     on securities, net of income taxes                              $       (172)     $          669
COMPREHENSIVE INCOME                                                 $      2,013      $        1,779
                                                                     ===============   ================
PER SHARE DATA
Book value                                                           $       5.16      $            -
Cash dividends                                                       $       0.07      $         0.06
Earnings per share basic                                             $       0.24      $         0.12
Earnings per share diluted                                           $       0.23      $         0.12
Average shares outstanding, basic                                       9,217,732           9,212,280
Average shares outstanding, diluted                                     9,455,003           9,212,280


================================================================================

================================================================================
                                 SIERRA BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars in thousands, unaudited)
================================================================================

                                                               Three Months Ended March 31,
                                                                   2002            2001
                                                                 --------        --------
Cash Flows from Operating Activities
  Net income                                                     $  2,185        $  1,110
  Adjustments to reconcile net income to net cash
    used in operating activities:
  Loss (Gain) on sale of securities                              $     94        $    (28)
  Loss (Gain) on sales of loans                                  $   (272)       $   (153)
  Provision for loan losses                                      $    600        $    400
  Depreciation and amortization                                  $    472        $    565
  Net Amortization on securities                                 $    (73)       $    (41)
  Increase in unearned net loan fees                             $    165        $     27
  Deferred taxes                                                 $     --        $   (253)
  Proceeds from sales of loans held for sale                     $ 24,811        $ 17,840
  Originations of loans held for sale                            $(28,645)       $(20,236)
  Increase in interest receivable and other assets               $   (249)       $ (1,301)
  (Decrease) Increase in other liabilities                       $   (936)       $     62
                                                                 --------        --------
     Net cash used in operating activities                       $ (1,848)       $ (2,008)
                                                                 --------        --------

Cash Flows from Investing Activities
  Maturities of securities available for sale                    $  3,602        $  3,991
  Proceeds from sales/calls of securities available for sale     $     --        $  7,665
  Purchases of securities available for sale                     $ (4,990)       $ (2,500)
  Principal paydowns on securities available for sale            $  3,684        $     --
  (Increase) decrease in loans receivable, net                   $   (605)       $  5,833
  Purchases of premises and equipment                            $    352        $   (151)
  Proceeds from sales of other real estate owned                 $     90        $    275
  Other                                                          $    793        $   (581)
                                                                 --------        --------
     Net cash (used in) provided by investing activities         $  2,926        $ 14,532
                                                                 --------        --------

Cash Flows from Financing Activities
  Increase in deposits                                           $ 45,883        $ 13,506
  Decrease in borrowed funds                                     $(38,485)       $(20,700)
  Increase (decrease) in repurchase agreements                   $  6,603        $ (2,349)
  Cash dividends paid                                            $   (645)       $   (553)
                                                                 --------        --------
     Net cash provided by (used in) financing activities         $ 13,356        $(10,096)
                                                                 --------        --------

     (Decrease) in cash and due from banks                       $ 14,434        $  2,428

Cash and Cash Equivalents
  Beginning of period                                            $ 40,025        $ 44,664
                                                                 --------        --------
  End of period                                                  $ 54,459        $ 47,092
                                                                 ========        ========

================================================================================

                                 SIERRA BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

Note 1 - The Business of Sierra Bancorp
---------------------------------------

Sierra Bancorp (the "Company") is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November, 2000 and acquired all of the outstanding shares of Bank of the Sierra (the "Bank") in August, 2001. The Company's principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries as it may acquire or establish. At the present time, the Company's only other subsidiaries are Sierra Capital Trust I, which was formed in November, 2001 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Phoenix, whose assets consist of cash and an equity position in California Banker's Insurance Agency ("CBIA"). CBIA was formed to facilitate insurance product sales after enabling legislation under the Gramm-Leach-Bliley Financial Services Modernization Act was passed. It is anticipated that Sierra Phoenix will be dissolved in the near future, at which time the Company will hold the cash and CBIA investment directly.

The Bank is a California state-chartered bank that was incorporated in September 1977, and opened for business in January 1978. The Bank operates sixteen full service branch offices, nine of which are in seven Tulare County communities and five of which are located in three Kern County communities. There is one branch each in Fresno and Kings Counties. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts. In addition to the branch deposit offices, the Bank has credit centers for agricultural lending and credit card loans at its corporate headquarters, engages in construction and real estate lending at several of its branches, and offers a full range of banking services to individuals and various sized businesses in the communities it serves.

The Company's principal source of income is currently dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

References herein to the "Company" include the Company and the Bank, unless the context indicates otherwise.

Note 2 - Basis of Presentation
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2001 have been reclassified to be consistent with the reporting for 2002. The interim financial information should be read in conjunction with the Bank's Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

Note 3 - Current Accounting Developments
----------------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations. SFAS 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting. In addition, SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other intangible assets acquired after June 30, 2001 for which SFAS No. 142 became immediately effective.

Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition. Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment. SFAS No. 142 also requires an analysis of impairment of goodwill at least annually or more frequently upon the occurrence of certain events. During the year of adoption, the Company has six months from the date of adoption to complete the initial test, and the Company will perform the required impairment tests of goodwill by June 30, 2002.

Upon adoption of SFAS No. 142 on January 1, 2002, the Company had unamortized goodwill totaling $5.5 million that will no longer be subject to periodic amortization but will be evaluated for impairment. Had goodwill not been amortized for the quarter ended March 31, 2001, or the year ended December 31, 2001, net income would have increased by approximately $50,000 and $200,000, respectively.

Note 4 - Supplemental Disclosure of Cash Flow Information
---------------------------------------------------------

During the three months ended March 31, 2002 and 2001, cash paid for interest expense on interest bearing liabilities was $2.1 million and $5.1 million, respectively, while cash paid for income taxes during the three months ended March 31, 2002 and 2001 was $900,000 and $93,000, respectively. There was no other real estate acquired in the settlement of loans for the quarter ended March 31, 2002, and $703,000 acquired for the quarter ended March 31, 2001. There were no loans made to finance the sale of other real estate for the quarter ended March 31, 2002, and two loans totaling $275,000 for the quarter ended March 31, 2001.

Note 5 - Earnings Per Share
---------------------------

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options. For the three-month period ended March 31, 2001 the exercise price exceeded the market price of all stock options and there was no dilution. However, in the first quarter of 2002 dilutive options outstanding totaled 237,271 shares, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share.

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

                           MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                      OVERVIEW OF THE RESULTS OF OPERATION
                             AND FINANCIAL CONDITION

                            SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY
-----------------------------

Net income in the first quarter ended March 31, 2002 was $2.2 million compared with $1.1 million for the quarter ended March 31, 2001. Basic earnings per share were $0.24 for the first quarter of 2002 compared to $0.12 for the first quarter of 2001.

The Company's annualized return on average equity was 18.58% and annualized return on average assets was 1.35% for the quarter ended March 31, 2002. This compares favorably with the 10.89% return on average equity and .76% return on average assets for the quarter ended March 31, 2001. The Company's improvement in 2002 first quarter earnings relative to the same period in 2001 represents an increase of 97%.

The main reason for the earnings improvement was a $1.6 million increase in the Company's net interest income for the first quarter of 2002 in comparison to the first quarter of 2001. The Company's net interest margin increased from 4.81% to 5.46%, and $57 million of growth in average earning assets also contributed to an improvement in net interest income. The net interest margin was depressed in the first quarter of 2001 due to the impact of declining rates on the Company's asset-sensitive balance sheet. However, as market conditions changed in the latter part of 2001 the Company's net interest margin improved and stabilized. Rate changes on interest-bearing liabilities caught up with the drop in earning asset yields, and favorable shifts in the composition of both earning assets and interest-bearing liabilities also had a positive impact on the net interest margin.

A $219,000 drop in non-interest expenses also contributed to the first quarter's profitability improvement. The Company's overhead efficiency ratio improved from 72% for the first quarter of 2001 to 59% for the first quarter of 2002, indicating that overhead expenses are being monitored and managed closely.

FINANCIAL CONDITION SUMMARY
---------------------------

The Company's total assets increased by $15 million, or 2.2%, between December 31, 2001 and March 31, 2002. Gross loans increased by $2.5 million, or .5%, to an aggregate balance of $489 million at the end of March 2002. Securities plus fed funds sold increased by a combined $17 million, or about 18%. All of this increase was in fed funds sold, which is an indication that the Company is holding excess liquidity. It is anticipated that approximately $5 million of the balances being sold overnight as fed funds will be invested longer-term, and the remainder will fund future loan growth. Non-earning cash and due from banks declined by approximately $5 million from the end of December, 2001 to the end of March, 2002.

Since December 31, 2001, the most notable change in deposits was a $42 million increase in time deposits over $100,000. This represents the addition of brokered deposits to replace overnight borrowings from the Federal Home Loan Bank, which was done as an interim measure to improve the Company's shorter-term liquidity availability. In the longer term, the Company anticipates replacing these brokered deposits with core deposits generated in its branches through increased marketing efforts, although no assurance can be given that this will happen. Non-interest demand deposits declined by almost $9 million due mainly to increased customer utilization of the Company's "sweep" product. However, the combined balances of all demand deposits, savings deposits, and money market accounts increased by $10 million, or 3%, from December 31, 2001 to March 31, 2002.

Due primarily to the retention of earnings, the Company's total shareholders' equity increased from $46.1 million at December 31, 2001 to $47.7 million at March 31, 2002. This is an increase of $1.5 million, or about 3%. The Company's total risk-based capital ratio at March 31, 2002 was 12.08%.

                              EARNINGS PERFORMANCE

As previously noted and reflected on the Consolidated Statements of Income, during the quarter ended March 31, 2002 the Company generated net income of $2.2 million as compared to $1.1 million for the same period in 2001. The Company earns income from two primary sources: Net interest income brought about by the successful employment of earning assets less the costs of interest-bearing liabilities, and net non-interest income, which is generated by service charges and fees charged for services provided less the operating costs of providing a full range of banking services to the Bank's customers.

                               NET INTEREST INCOME

The Company's net interest income depends on the yields, volume, and mix of its earning assets, as well as the rates, volume, and mix associated with its funding sources. The Company's net interest margin is its net interest income expressed as a percentage of average earning assets. The Average Balances and Rates table reflects the Company's quarterly average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the periods noted. Net interest income for the first quarter of 2002 was $8.0 million compared to $6.4 million for the first quarter of 2001, which constitutes an increase of $1.6 million, or about 25%. Of this increase, approximately $485,000 can be attributed to rate changes and $1.2 million is due to volume changes. The volume changes are evident when analyzing average earning asset balances, which were $54 million higher in the first quarter of 2002 than in the first quarter of 2001. In addition, first quarter average loan balances increased by $70 million from 2001 to 2002, while lower-yielding investment balances and fed funds sold declined by $16 million on average for the same period. The favorable shift on the asset side was reinforced by an aggregate $48 million decline in higher-cost time deposits, and a $44 million increase in relatively low-cost money market demand accounts.

================================================================================

Average Balances and Rates                                      For the Quarter                         For the Quarter
(dollars in thousands, except per share data)            Ended March 31, 2002 (a)(4)             Ended March 31, 2001 (a)(4)
                                                   ----------------------------------------   -----------------------------------
                                                    Average         Income/        Average    Average       Income/      Average
                     Assets                         Balance         Expense      Rate/Yield   Balance       Expense    Rate/Yield
Investments:
------------
Federal Funds Sold                                 $    6,348     $       27        1.72%    $    3,418    $       53      6.29%
Taxable                                            $   45,570     $      660        5.87%    $   66,527    $    1,062      6.47%
Non-taxable/(1)/                                   $   45,638     $      488        4.34%    $   42,496    $      518      4.94%
Equity                                             $    2,698     $       22        3.31%    $      375    $        -      0.00%
                                                   -------------------------                 ------------------------
     Total Investments                             $  100,254     $    1,197        4.84%    $  112,816    $    1,633      5.87%
                                                   -------------------------                 ------------------------

Loans:/(2)/
-----
Agricultural                                       $    9,187     $      160        7.06%    $   13,977    $      228      6.62%
Commercial                                         $   88,084     $    1,424        6.56%    $   68,848    $    1,521      8.96%
Real Estate                                        $  325,824     $    6,252        7.78%    $  286,379    $    6,776      9.60%
Consumer                                           $   49,091     $      956        7.90%    $   35,167    $      835      9.63%
Credit Cards                                       $   11,105     $      395       14.43%    $   11,977    $      405     13.71%
Other                                              $    8,312     $        -        0.00%    $    5,006    $        -      0.00%
                                                   -------------------------                 ------------------------
     Total Loans                                   $  491,603     $    9,187        7.58%    $  421,354    $    9,765      9.40%
                                                   -------------------------                 ------------------------
Other Earning Assets                               $    1,007     $        -        0.00%    $    2,009    $       32      6.46%
Total Earning Assets                               $  592,864     $   10,384        7.10%    $  536,179    $   11,430      8.65%
                                                   -------------------------                 ------------------------
Non-Earning Assets                                 $   61,196                                $   57,117
                                                   ----------                                ----------
     Total Assets                                  $  654,060                                $  593,296
                                                   ==========                                ==========

Liabilities and Stockholders' Equity

Interest Bearing Deposits:
--------------------------
NOW                                                $   50,754     $       13        0.10%    $   44,673    $      104      0.94%
Savings Accounts                                   $   32,414     $       40        0.50%    $   31,187    $      180      2.34%
Money Market                                       $  100,539     $      446        1.80%    $   56,245    $      632      4.56%
TDOA's, IRA & KEOGH's                              $   21,407     $      154        2.92%    $   19,275    $      244      5.13%
Certificates of Deposit *$100,000                  $  103,082     $      676        2.66%    $  129,715    $    1,872      5.85%
Certificates of Deposit **$100,000                 $  104,428     $      696        2.70%    $  125,853    $    1,862      6.00%
                                                   -------------------------                 ------------------------
     Total Interest Bearing Deposits               $  412,624     $    2,025        1.99%    $  406,948    $    4,894      4.88%

Borrowed Funds:
--------------
Federal Funds Purchased                            $   12,559     $       66        2.13%    $        4    $        -      0.00%
Repurchase Agreements                              $   25,173     $       82        1.32%    $   12,532    $      125      4.05%
Other Borrowings                                   $   15,047     $      235        6.33%    $    3,280    $       54      6.68%
                                                   -------------------------                 ------------------------
     Total Borrowed Funds                          $   52,779     $      383        2.94%    $   15,816    $      179      4.59%
                                                   -------------------------                 ------------------------
     Total Interest Bearing Liabilities            $  465,403     $    2,408        2.10%    $  422,764    $    5,073      4.87%
                                                   ----------                                ----------
Demand Deposits                                    $  133,049                                $  123,730
                                                   ----------                                ----------
Other Liabilities                                  $    7,913                                $    5,454
                                                   ----------                                ----------
Stockholders' Equity                               $   47,695                                $   41,348
   Total Liabilities and Stockholders' Equity      $  654,060                                $  593,296
                                                   ==========                                ==========

Interest Income/Earning Assets                                                      7.10%                                  8.65%
Interest Expense/Earning Assets                                                     1.65%                                  3.84%
                                                                                --------                                -------
   Net Interest Income and Margin/(3)/.                           $    7,976        5.46%                  $    6,357      4.81%
                                                                  ======================                   ====================

(a)  Average balances are obtained from the best available daily or monthly data
(1)  Yields on tax exempt income have not been computed on a tax equivalent basis
(2) Loan fees have been included in the calculation of interest income. Loan fees were approximately $113 thousand and ($138) thousand for the quarters ended March 31, 2002 and 2001. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(3) Represents net interest income as a percentage of average interest-earning assets.
(4)  Annualized
================================================================================

  *  Represents less than
 **  Represents greater than

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

================================================================================
Volume & Rate Variances                              Quarter Ended March 31,
-----------------------
(dollars in thousands)                                  2002 over 2001
                                               ---------------------------------
                                               Increase(decrease) due to
Assets:                                        Volume       Rate          Net
                                               ---------------------------------
Investments:
------------
Federal funds sold / Due from time             $    45         (71)     $   (26)
Taxable                                        $  (335)        (67)     $  (402)
Non-taxable/(1)/                               $    38         (68)     $   (30)
Equity                                         $    --          22      $    22
                                               ---------------------------------
   Total Investments                           $  (251)    $  (185)     $  (436)
                                               ---------------------------------

Loans:
------
Agricultural                                   $   (78)         10      $   (68)
Commercial                                     $   425        (522)     $   (97)
Real Estate                                    $   933      (1,457)     $  (524)
Consumer                                       $   331        (210)     $   121
Credit Cards                                   $   (29)         19      $   (10)
                                               ---------------------------------
   Total Loans                                 $ 1,581     $(2,159)     $  (578)
                                               ---------------------------------
   Other Earning Assets                        $   (16)        (16)     $   (32)
                                               ---------------------------------
   Total Earning Assets                        $ 1,330     $(2,344)     $(1,046)
                                               ---------------------------------


Liabilities

Interest Bearing Deposits:
--------------------------

NOW                                            $    14        (105)     $   (91)
Savings Accounts                               $     7        (147)     $  (140)
Money Market                                   $   498        (684)     $  (186)
TDOA's & IRA's                                 $    27        (117)     $   (90)
Certificates of Deposit *$100,000              $  (384)       (812)     $(1,196)
Certificates of Deposit ** $100,000            $  (317)       (849)     $(1,166)
                                               ---------------------------------
     Total Interest Bearing Deposits           $  (155)    $(2,714)     $(2,869)
                                               ---------------------------------
Borrowed Funds:
---------------
Federal Funds Purchased                        $    --          66      $    66
Repurchase Agreements                          $   126        (169)     $   (43)
Other Borrowings                               $   194         (13)     $   181
                                               ---------------------------------
     Total Borrowed Funds                      $   320     $  (116)     $   204
                                               ---------------------------------
     Total Interest Bearing Liabilities        $   164     $(2,829)     $(2,665)
                                               ---------------------------------
     Net Interest Margin/Income                $ 1,166     $   485      $ 1,619
                                               =================================

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.
================================================================================

The Company's net interest margin for the first quarter of 2002 was 5.46%, a 65 basis point improvement compared to the 4.81% margin in the first quarter of the previous year. Part of the reason for the marked improvement is that the Company's net interest margin in the first quarter of 2001 was relatively low due to the negative impact of market interest rate changes. Market interest rates began to drop at the beginning of 2001 and continued to decline for the remainder of the year. As interest rates fell, the Company's weighted-average yield on earning assets declined more quickly than its cost of interest-bearing liabilities, causing its net interest margin to compress. As rates stabilized later in the year, however, the Company's yield on earning assets stopped declining, yet the rates paid on interest-bearing liabilities continued to fall until they caught up with the market. As evidence of this, the Company's yield on earning assets for the first quarter of 2002 is 154 basis points lower that in the first quarter of 2001, while its cost of interest-bearing liabilities declined by 277 basis points when comparing like periods.

These developments have had a positive impact on the Company's net interest margin, which increased in the latter part of 2001 and has consistently been in the mid-5% range for the past several months. Although management anticipates that the Company's net interest margin will continue at this level, there is no assurance going forward that further fluctuations in market interest rates or other supply/demand issues will not have a negative impact on the Company's net interest margin and/or net interest income.

                            PROVISION FOR LOAN LOSSES

Provisions for loan losses are made monthly, in anticipation of credit risks. Credit risk is inherent in making loans. The Bank sets aside an allowance for loan losses through charges to earnings. The charges are reflected in the income statement as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgement is adequate to absorb losses inherent in the Bank's loan portfolio.

For the quarter ended March 31, 2002 the Company's provision for loan losses was $600,000, as compared to $400,000 in the first quarter of 2001. This represents an increase of $200,000, or 50%. The increase in 2002 is primarily the result of growth in the Company's loan portfolio. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in "Allowance for Loan Losses".

                         NON-INTEREST INCOME AND EXPENSE

The Company's results reflected a slight decline in non-interest income, which was $16,000 lower in the quarter ended March 31, 2002 than that ended March 31, 2001. The core components of non-interest income, however, all increased:
Service charges on deposit accounts increased by $93,000, or 8%; other service charges and fees increased by $152,000, or 51%, due in part to a $75,000 recovery of prior year fees; and gains on loan sales increased by $270,000 due to the heavy volume of mortgage refinancing which occurred in the first quarter of 2002. Since the Company entered into a strategic alliance with MoneyLine Lending Services in March of 2002 and no longer directly originates residential real estate mortgages, loan sales income is expected to decrease in future quarters, although related mortgage lending expenses should also be eliminated. Other non-interest income, which includes gains and losses on investments, and gains and losses on the disposition of fixed assets and real properties, fell by $144,000 due mainly to the write-off of the approximate $90,000 remaining book value of the Corporation's investment in Sphinx International, Inc. This investment was written off due to the receipt of correspondence which raised doubt as to the ultimate return of capital from Sphinx International, Inc., which is in the process of dissolution.

The largest decline in any non-interest income category in the first quarter of 2002 was a $387,000 drop in loan servicing income. In the first quarter of 2001 the Company sold a portion of its loan servicing rights, producing a substantial gain for the quarter and reducing the ongoing income stream from servicing loans for others. Additional loan servicing rights were sold in subsequent quarters of 2001. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to this service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-release basis in the future, but will refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination under the strategic alliance described above.

Total non-interest expense declined by $219,000, from $6.3 million in the first quarter of 2001 to $6.1 million in the first quarter of 2002. In an effort to control overhead expenses and enhance profitability, staff levels have been reduced to 282 full-time equivalents (FTE's) at March 31, 2002 as compared to 324 FTE's at March 31, 2001. Salaries and employee benefits were approximately $76,000 lower for the first quarter of 2002 in comparison to the first quarter of 2001. Occupancy costs were $85,000 lower in the first quarter of 2002 versus the same quarter in the previous year, due mainly to an aggressive deferred maintenance program undertaken in 2001. Item processing costs increased by $25,000 for the quarter due to increased volumes, and other data processing expenses increased by $105,000 for the quarter as technology expenditures were made (primarily Web site enhancements, software upgrades, and software maintenance). Data processing expenses are expected to decline substantially when an in-house item processing solution is implemented in the fourth quarter of 2002. Deposit services costs dropped by $48,000 for the quarter, due mainly to a $43,000 reduction in check printing costs. And, as previously discussed, the amortization of goodwill was discontinued, causing an $82,000 reduction in that category for the first quarter of 2002 in comparison to the first quarter of 2001. Loan processing costs nearly doubled, though, increasing from $119,000 in the first quarter of 2001 to $212,000 in the first quarter of 2002 because of the heavy volume of residential mortgage lending and refinancing activity in 2002.

Total non-interest expenses fell from 4.8% of average earning assets during the first quarter of 2001, to 4.2% of average earning assets during the first quarter of 2002. Management expects that non-interest expenses will continue to decline relative to assets over the rest of the year 2002 as expense levels are held constant and asset growth continues, however no assurance can be given that this, in fact, will occur.

===============================================================================
(Non Interest Income/Expense)

(dollars in thousands, unaudited)                                   For the Quarter
                                                                    Ended March 31,

OTHER OPERATING INCOME:                                  2002 % of Total    2001% of Total
                                                        ----------------   ----------------
Service charges on deposit accounts                     $ 1,195   56.72%   $ 1,102   51.91%
Other service charges, commissions & fees               $   453   21.50%   $   301   14.18%
Gains on sales of loans                                 $   423   20.08%   $   153    7.21%
Loan servicing income                                   $    80    3.80%   $   467   22.00%
Other                                                   $   (44)  -2.09%   $   100    4.71%
                                                        ---------------    ----------------
        Total non-interest income                       $ 2,107  100.00%   $ 2,123  100.00%
        As a percentage of average earning assets                  1.44%              1.61%

OTHER OPERATING EXPENSES:
Salaries and employee benefits                          $ 2,721   44.42%   $ 2,797   44.09%
Occupancy costs
   Furniture & equipment                                $   509    8.31%   $   501    7.90%
   Premises                                             $   486    7.93%   $   579    9.13%
Advertising and marketing costs                         $   221    3.61%   $   318    5.01%
Data processing costs
   Item processing costs                                $   344    5.62%   $   319    5.03%
   Other data processing                                $   206    3.36%   $   101    1.59%
Deposit services costs                                  $   253    4.13%   $   308    4.85%
Goodwill                                                $     -    0.00%   $    75    1.18%
Loan services costs
   Loan processing                                      $   212    3.46%   $   119    1.88%
   ORE owned                                            $     3    0.05%   $    58    0.91%
   Credit card                                          $   128    2.09%   $   145    2.29%
   Other loan services                                  $    11    0.18%   $    34    0.54%
Other operating costs
   Telephone & data communications                      $   203    3.31%   $   235    3.70%
   Postage & mail                                       $   126    2.06%   $   110    1.73%
   Other                                                $    82    1.34%   $    92    1.45%
Professional services costs
   Legal & accounting                                   $   192    3.13%   $   113    1.78%
   Other professional service                           $   315    5.14%   $   269    4.24%
Stationery & supply costs                               $   102    1.67%   $   156    2.46%
Sundry & tellers                                        $    11    0.18%   $    15    0.24%
                                                        ---------------    -------
        Total non-interest Expense                      $ 6,125  100.00%   $ 6,344  100.00%
                                                        =======            =======
        As a % of average earning assets                           4.19%              4.80%
Net non-interest income as a % of earning assets                  -2.75%             -3.19%

===============================================================================

                             BALANCE SHEET ANALYSIS

                                 EARNING ASSETS
                                 --------------

INVESTMENT PORTFOLIO
--------------------

The major components of the Company's earning asset base are its investment securities portfolio and loan portfolio. The detailed composition and growth characteristics of these two portfolios are significant to any analysis of the financial condition of the Bank, and the loan portfolio analysis will be discussed in a later section of this Form 10-Q.

The investment portfolio consists of both debt and equity securities and fed funds sold. The investment portfolio serves several purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Bank; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it can provide partially tax exempt income. The following table sets forth the Company's investment portfolio by investment type (excluding fed funds sold) as of the periods noted:

================================================================================
Investment Portfolio

(dollars in thousands, unaudited)                 March 31,                    December 31,
                                                    2002                          2001
                                         --------------------------     -------------------------
                                                        Fair Market                   Fair Market
                                             Cost          Value            Cost         Value
                                             ----          -----            ----         -----
Available for Sale
   US Treasury securities                $    1,001    $     1,014     $     1,002    $    1,025
   US Gov't agencies                     $   15,826    $    16,347     $    18,824    $   19,548
   Mortgage-backed securities            $   22,465    $    22,625     $    21,257    $   21,507
   Corporate bonds                       $    4,499    $     4,653     $     4,996    $    5,210
   State & political subdivisions        $   44,298    $    45,196     $    44,477    $   45,284
   Other equity securities               $        6    $        20     $       100    $      115
                                         =========================     =========================
                                         $   88,095    $    89,855     $    90,656    $   92,689
                                         =========================     =========================
Total Investment Securities              $   88,095    $    89,855     $    90,656    $   92,689
                                         =========================     =========================

================================================================================

Inclusive of fed funds sold, total investments were $110 million at March 31, 2002, an 18% increase from the $93 million reported at December 31, 2001. Other than the $20 million increase in fed funds sold, which is being used as the investment vehicle for the Company's current liquidity, there were no significant changes in the composition of the portfolio from December 31, 2001 to March 31, 2002. Securities which were pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $50 million at March 31, 2002, and $55 million at December 31, 2001.

LOAN PORTFOLIO
--------------

A comparative schedule of the distribution of the Company's loans at March 31, 2002 and December 31, 2001 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. The figures noted for each category are also presented as percentages of total loans, for ease of reviewer analysis.

================================================================================
Loan Distribution

(dollars in thousands, unaudited)                                March 31              December 31
                                                                   2002                   2001
                                                               -----------             -----------
Agricultural                                                    $   13,504              $   14,471
Commercial and industrial                                       $   74,655              $   71,857
Small Business Association loans                                $   17,578              $   16,942
Real Estate:
   Secured by commercial/professional office
     Properties including construction and development          $  210,114              $  196,455
   Secured by residential properties                            $   93,953              $  106,772
   Secured by farmland                                          $   15,726              $   16,998
   Held for sale                                                $    2,893              $    1,048
                                                               -----------             -----------
        Total Real Estate                                       $  322,686              $  321,273
Consumer loans                                                  $   50,119              $   50,714
Credit cards                                                    $   10,511              $   11,344
                                                               -----------             -----------
        Total Loans                                             $  489,053              $  486,601
                                                               ===========             ===========

Percentage of Total Loans
-------------------------
Agricultural                                                          2.76%                   2.97%
Commercial and industrial                                            15.27%                  14.77%
Small Business Association loans                                      3.59%                   3.48%
Real Estate:
   Secured by commercial/professional office
     Properties including construction and development               42.96%                  40.37%
   Secured by residential properties                                 19.21%                  21.94%
   Secured by farmland                                                3.22%                   3.49%
   Held for sale                                                      0.59%                   0.22%
                                                               -----------             -----------
        Total Real Estate                                            65.98%                  66.02%
Consumer loans                                                       10.25%                  10.42%
Credit cards                                                          2.15%                   2.34%
                                                               -----------             -----------
        Total                                                       100.00%                 100.00%
                                                               ===========             ===========

================================================================================

The Company's total gross loans increased by $2.5 million, or .5%, from the end of March 2001 to December 31, 2002. The most significant increase for any single category of loans was commercial real estate loans, which grew by nearly $14 million, or 7%. Management expects to see continued strong growth in this category, particularly in the Fresno and Bakersfield markets, although no assurance can be given that this will indeed occur. Residential mortgage loans, on the other hand, dropped by $13 million, or 12%, for reasons outlined in the previous "Non-Interest Income and Expense" section. Commercial and industrial loans grew by almost $3 million, or 4%, and Small Business Administration ("SBA") loans increased by $636,000, or 4%. The Company has been a leader in the generation of SBA loans in the SBA's Fresno District, and a recent reorganization in the Company's Small Business lending unit will allow it to continue to provide a high level of service and focus on serving the needs of small businesses in its service area. Agriculture-related loans, including loans secured by farmland, continued to decline, falling from over 6.5% to less than 6% of total loans. Their combined balances fell by more than $2 million, or 7%. Due to lingering problems in the agricultural industry, the Company continues to be highly selective in its agricultural lending activities.

Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors. During the first half of 2001 the Company's mortgage loan servicing portfolio was sold, and the Bank now only provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. Loans currently serviced total $55 million, compared to $54 million serviced at December 31, 2001.

In the normal course of business, the Bank makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Commitments to extend credit totaled $157 million at March 31, 2002 as compared to $152 million at December 31, 2001. These commitments represented approximately 32% and 31% of outstanding gross loans at each of the periods noted, respectively. The Bank's stand-by letters of credit for each of the periods reported were $4.8 million and $4.4 million, respectively. These totals represented 3.1% and 2.9%, respectively, of total commitments outstanding at each of the reported periods.

NONACCRUAL AND RESTRUCTURED LOANS AND OTHER ASSETS
--------------------------------------------------

The Non-performing Assets table presents comparative data for non-accrual and restructured loans and other assets. Management's classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company's ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received. These loans may or may not be collateralized, but collection efforts are continuously pursued.

================================================================================
Non-performing Assets

(dollars in thousands, unaudited)                            March 31   December 31
NON-ACCRUAL LOANS:                                             2002         2001
                                                             --------   -----------
Agricultural                                                 $      -   $       185
Commercial and industrial                                    $    855   $     1,022
Real Estate
     Secured by commercial/professional office
        Properties including construction and development    $    265   $       503
     Secured by NonFarm/NonResidential                       $  1,187   $         -
     Secured by residential properties                       $    211   $         -
     Secured by farmland                                     $  4,689   $     4,945
Consumer loans                                               $    510   $        22
Credit cards                                                 $     28   $        39
                                                             --------   -----------
                        TOTAL                                $  7,745   $     6,716
                                                             ========   ===========

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural                                                 $      -   $     1,418
Commercial and Industrial                                    $  1,083   $       867
Real Estate
     Secured by commercial/professional office
        Properties including construction and development    $     16   $         -
     Secured by residential properties                       $      -   $       640
     Secured by farmland                                     $      -   $         -
Consumer loans                                               $     46   $       126
Credit cards                                                 $     35   $        17
                                                             --------   -----------
                        TOTAL                                $  1,180   $     3,068
                                                             ========   ===========

Restructured loans                                                N/A           N/A
Other real estate owned                                      $    680   $       769
Total nonperforming assets                                   $  9,605   $    10,553
Nonperforming loans as percentage of total gross loans          1.82%         2.01%
Nonperforming assets as a percentage of total gross loans
   and other real estate owned                                  1.96%         2.17%

================================================================================

Non-performing assets declined to $9.6 million at March 31, 2002 from $10.6 million at December 31, 2001, a decrease of 9.0%. Total non-performing assets fell to 1.96% of total gross loans and OREO at March 31, 2002 from 2.17% at December 31, 2001. Non-accruing loans increased by $1 million, from $6.7 million at the end of 2001 to $7.7 million at the end of the first quarter of 2002. However, this increase was more than offset by the $1.9 million decline in loans over 90 days past due and still accruing and the small decline in other real estate owned. The overall increase in non-accruing loans was centered in loans secured by non-farm/non-residential properties, which increased by $1.2 million from the end of December 2001 to the end of March 2002. The entire $1.2 million increase consists of loans to two borrowers, one of which subsequently sold the collateral and paid the entire $450,000 principal balance of its loans, thus freeing up the allowance for loan losses which was specifically allocated to it. The other is expected to go into foreclosure in the near future, when the collateral will be transferred to other real estate owned at its estimated value net of expected selling costs. The Company anticipates normal influxes of non-accrual loans as it further increases its lending activities, and expects some level of other real estate owned to occur as more aggressive collection activities are undertaken to resolve problem and non-accrual credits. The performance of any individual loan can be impacted by factors beyond the Company's control, such as the interest rate environment or factors particular to a borrower, such as their suppliers or personal circumstances.

ALLOWANCE FOR LOAN LOSSES
-------------------------

Credit risk is inherent in the business of extending credit to individuals, partnerships, and corporations. The Company sets aside an allowance for loan losses through charges to earnings, which are reflected in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company conducts a quarterly comprehensive analysis to assess the adequacy of the allowance for loan losses. An important step in this assessment, and in managing credit risk in general, is to periodically grade all of the larger loans and other loans where there may be a question of repayment. A portion of the allowance for loan losses is then allocated to delinquent or otherwise questionable loans in an amount sufficient to cover the Company's estimate of the loss potential that might exist in each of these credits. Most of the remaining allowance is allocated to all other loans based on loan type and underlying collateral. If it is determined that the current allowance for loan losses is not sufficient for these allocations, the monthly loan loss provision is increased as necessary to add to the allowance. The Company's determination of the level of the allowance and corresponding provision for loan losses rests on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company's ongoing internal examination process and that of its regulators. An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by category, is presented in the Allowance for Possible Loan Losses table.

================================================================================
Allowance for Possible Loan Losses

(dollars in thousands, unaudited)                        For the Quarter    For the Quarter
                                                         Ended March 31     Ended March 31
Balances:                                                     2002               2001
                                                         ---------------    ---------------
Average gross loans outstanding during period            $       491,603    $       421,354
                                                         ---------------    ---------------
Gross loans outstanding at end of period                 $       489,053    $       418,486
                                                         ---------------    ---------------
Allowance for Possible Loan Losses:
Balance at beginning of period                           $         5,675    $         5,362
Provision charged to expense                             $           600    $           400
Loan charge-offs
   Agricultural                                          $            76    $             -
   Commercial & industrial loans(1)                      $           397    $             1
   Real estate loans                                     $             -    $             -
   Consumer loans                                        $           288    $            12
   Credit card loans                                     $           163    $           179
                                                         ---------------    ---------------
     Total                                               $           924    $           192
                                                         ---------------    ---------------
Recoveries
   Agricultural                                          $             2    $             1
   Commercial & industrial loans(1)                      $             7    $            17
   Real estate loans                                     $             -    $             -
   Consumer loans                                        $             7    $            13
   Credit card loans                                     $            13    $            15
                                                         ---------------    ---------------
     Total                                               $            29    $            46
                                                         ---------------    ---------------
Net loan (charge offs)                                   $          (895)   $          (146)
                                                         ---------------    ---------------
Balance                                                  $         5,380    $         5,616
                                                         ===============    ===============
RATIOS
------
Net Charge-offs to Average Loans                                    0.18%              0.03%
Net Charge-offs to Loans at End of Period                           0.18%              0.03%
Net Loan charge-offs to
        Allowance for possible loan losses                         16.64%              2.60%
Net Loan Charge- offs to
        Provision charged to operating expense                    149.17%             36.50%

================================================================================
(1) Includes Small Business Administration Loans

At March 31, 2002, the allowance for loan losses was $5.4 million or 1.10% of gross loans, compared to $5.7 million or 1.17% of gross loans at December 31, 2001. The Company's provision for loan losses, which increases the allowance, was $600,000 in the first quarter of 2002, a 50% increase over the $400,000 provided in the first quarter of 2001. However the Company also charged off, net of recoveries, approximately $895,000 of loans against the allowance in the first quarter of 2002. These loans included $390,000 in commercial and industrial loans, and an additional $430,000 in consumer and credit card loans. Net loans charged off in the first quarter of 2001 were $146,000, with the $749,000 increase in 2002 due primarily to management's efforts to clean up non-performing loans still suffering from the lingering effects of the general economic malaise. It is anticipated that as the economic recovery currently underway proceeds, net charge-offs will decline, however no assurance can be given that this will occur. If the level of charge-off activity does not decline, it is expected that the detailed analysis described in the second paragraph of this section will reflect the need for further increases in the loan loss provision.

The Company considers the allowance for loan losses of $5.4 million at March 31, 2002 adequate to cover losses inherent in loans, commitments to extend credit, and standby letters of credit. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.


                    DEPOSITS AND INTEREST BEARING LIABILITIES
                    -----------------------------------------

DEPOSITS
--------

An important balance sheet component impacting the Company's net interest margin is its deposit base. Net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and somewhat more traditional core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, and money market demand accounts (MMDA's).

Overall, deposits increased from $521 million at December 31, 2001 to $567 million at March 31, 2002. This represents growth of $46 million, or approximately 9%. This growth can be explained in large part by the $42 million increase in time deposits greater than $100,000. This category increased by 55%, growing from $77 million at December 31, 2001 to $119 million at March 31, 2002, mainly due to the addition of brokered time deposits to replace overnight borrowings from the Federal Home Loan Bank. These brokered deposits have maturities ranging from six to eighteen months. With interest rates relatively low, the Company has extended the duration of its liabilities to protect its net interest margin going forward in the event that interest rates begin to rise.

From the end of 2001 to March 31, 2002, a $9 million decline can be seen in non-interest demand deposits due mainly to increased customer utilization of the Company's sweep product (see following section for further details). This 6% decline was more than offset, however, by increases in other core deposit accounts. Interest-bearing demand balances increased by $3 million, or 7%, savings balances increased by almost $3 million, or 9%, and money market demand balances increased by nearly $13 million, or 14%. Customer time deposits with balances under $100,000 fell by $6 million, or 6%. It is management's opinion that the increase in core deposits has been boosted by a "flight to quality" as the economy in general and equity markets in particular have engendered uncertainty, however customers appear to value liquidity over yield as evidenced by the decline in time deposits under $100,000.

FED FUNDS PURCHASED & SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
--------------------------------------------------------------------

The Company has had occasion to make use of overnight borrowings from other banks ("fed funds purchased") in order to support temporary reductions in liquidity due to seasonal deposit flows, high temporary loan demands, or other short-term needs. Although uncommitted lines are available from several correspondent banks, in the past these borrowings have primarily consisted of temporary overnight advances from the Federal Home Loan Bank of San Francisco. The Company had no fed funds purchased outstanding at March 31, 2002, but this source of funds represented about 3% of average total interest bearing liabilities during the quarter ended March 31, 2001. The Company's balance of fed funds purchased at December 31, 2001 was $38 million, but as noted previously these balances have been replaced with brokered time deposits.

In addition, repurchase agreements, which represent "sweep accounts", or non-deposit investment accounts secured by pledged assets held segregated from the Company's own securities portfolio, totaled approximately $28 million at March 31, 2002. The Company's corporate customer base has requested more intensive cash management facilities than those previously available in the local market, and the Company's "sweep" product is meant to meet this need. The utilization of this product has increased recently, as these balances were only $22 million at December 31, 2001. Much of the increase is from two accounts, however, and repurchase balances are expected to decline to 2001 year-end levels as these customers deploy their cash into longer-term investments.

                     OTHER NON-INTEREST BEARING LIABILITIES
                     --------------------------------------

Other liabilities are primarily comprised of interest payable, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities declined by $1 million, from $7 million at the end of December 2001 to $6 million at the end of March 2002. Generally speaking, the balance of "other liabilities" represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

                      LIQUIDITY AND MARKET RISK MANAGEMENT
                      ------------------------------------

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company has risk management policies to monitor and limit exposure to market risk arising due to changes in interest rates, and performs an earnings simulation analysis and an economic value of equity ("EVE") calculation to identify longer-term interest rate risk exposure. The Company does not engage in trading of financial instruments, nor does the company have any exposure to exchange rates.

As previously discussed, net interest income results from interest earned on investments and loans, less interest expense on deposits and other interest bearing liabilities. Both interest income and interest expense can have variable and fixed rate components, and a majority of the interest that the Company earns on its assets and pays on its liabilities is based on rates established contractually for a specified period of time. Market interest rates change over time, and a financial institution's particular interest rate risk profile and its ability to adapt that profile to current conditions can potentially determine the profitability of that institution. For instance, if the Company funded long-term fixed-rate assets with short-term deposits and interest rates were to rise over the term of the asset, the short-term deposits would rise in cost, decreasing or perhaps eliminating net interest income. Similar risks exist when rate sensitive assets (for example, prime based loans) are funded by longer-term fixed-rate liabilities in a falling rate environment.

The Company primarily uses quarterly income simulations to model its interest rate risk for the next twelve months. The simulation modeling system analyzes maturity and repricing data from the Company's current earning asset and interest-bearing liability portfolios, applies management estimates for asset and liability growth, and projects a rolling one-year statement of net interest income under stable, rising, and declining interest rate scenarios. The resulting ranges of probable risk exposures reflect the Company's interest rate risk based on current loan and deposit structures. One can also vary the mix of asset and liability portfolios, or alter pricing strategies to arrive at the most desirable interest income alternative. The Company augments income simulations with an evaluation of its economic value of portfolio equity. EVE measures the difference between the projected cash inflows from financial assets discounted at current market rates, and projected cash outflows from financial liabilities discounted at current market rates. It is a more comprehensive gauge of interest rate risk that includes expected cash flows beyond the 12-month horizon.

The Company's policy is to limit the change in the Company's net interest income to plus or minus 5% based on a 200 basis point (bp) shock in interest rates. As of March 31, 2002, the Company had the following estimated net interest income sensitivity profile:

    -----------------------------------------------------------------------

                            Immediate Change In Rate
                            ------------------------

                                                 +200 bp         -200 bp
                                                 -------         -------

        Net Interest Income Change              -$140,000     -$1,029,000
        --------------------------
    -----------------------------------------------------------------------

The above profile illustrates that if there were an immediate increase of 2 percentage points in the prime rate, over the next year the Company's net interest income would decrease by $140,000, or approximately .39%, relative to a stable interest rate scenario. By the same token, if there were an immediate downward adjustment of 2 percentage points in the prime rate, the Company's net interest income would decrease by approximately $1 million over the next year, or approximately 2.9%.

This seemingly contradictory circumstance of lower net interest income under both rising and declining interest rate scenarios is due to the particular level of current interest rates, and the floors and ceilings built into the model's assumptions for both loan and deposit accounts.

Liquidity refers to the Company's ability to maintain a cash flow that is adequate to fund operations and meet obligations and other commitments in a timely and cost-effective fashion. The Company requires sources of funds to meet short-term cash requirements which may be brought about by loan growth or deposit outflows, or other asset purchases or liability repayments. These funds are traditionally made available by drawing down from the Company's correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, selling other assets, or borrowing funds from other institutions. The extent to which these funds are available to meet the Company's cash needs determines its liquidity. The Company had $20 million in fed funds sold at March 31, 2002. In addition, should the need arise for immediate cash, the Company could sell either permanently or under agreement to repurchase those investments in its portfolio which are not being pledged as collateral. As of March 31, 2002, non-pledged securities comprised $40 million of the Company's investment portfolio balances. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity available in the form of lines of credit in the approximate amount of $63 million at March 31, 2002. An additional $112 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount. The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

                                CAPITAL RESOURCES
                                -----------------

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company's current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders' equity less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

The following table sets forth the Company's and the Bank's regulatory capital ratios as of the dates indicated:

================================================================================
Risk Based Ratios
(dollars in thousands, unaudited)

                                                March 31,  December 31,     Minimum Requirement
                                                  2002        2001       for Well Capitalized Bank
                                                ---------  ------------  -------------------------
Sierra Bancorp
Total Capital to Total Risk-weighted Assets        12.08%     12.18%                N/A
Tier 1 Capital to Total Risk-weighted Assets       11.02%     11.03%                N/A
Tier 1 Leverage Ratio                               8.67%      9.02%                N/A

Bank of the Sierra
Total Capital to Total Risk-weighted Assets        11.00%     11.17%              10.00%
Tier 1 Capital to Total Risk-weighted Assets        9.94%     10.01%               6.00%
Tier 1 Leverage Ratio                               7.76%      8.17%               5.00%

================================================================================

At the current time, there are no commitments that would engender the use of material amounts of the Company's capital.

                         PART I - FINANCIAL INFORMATION
                                     Item 3

                     QUALITATIVE & QUANTITATIVE DISCLOSURES
                                ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Market Risk Management".

                           FORWARD-LOOKING STATEMENTS

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

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

None

SIGNATURES
----------

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


May 10, 2002                                    /s/  James C. Holly
------------                                    --------------------------------
Date                                            SIERRA BANCORP
                                                James C. Holly
                                                President &
                                                Chief Executive Officer



May 10, 2002                                    /s/ Kenneth R. Taylor
------------                                    --------------------------------
Date                                            SIERRA BANCORP
                                                Kenneth R. Taylor
                                                Senior Vice President &
                                                Chief Financial Officer