Form 10-Q
period 2002-06-30
SIERRA BANCORP
filed 2002-08-14
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________TO _______________

Commission file number:  000-33063

SIERRA BANCORP
(Exact name of Registrant as specified in its charter)

California	33-0937517
(State of Incorporation)	(IRS Employer Identification No)

86 North Main Street, Porterville, California 93257
(Address of principal executive offices) (Zip Code)

(559) 782-4900
(Registrant’s telephone number, including area code)

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

YES    ☒                       NO    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,262,480 shares outstanding as of July 31, 2002

FORM 10-Q

PART I FINANCIAL INFORMATION

Item 1

SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, unaudited)

ASSETS	June 30, 2002	December 31, 2001

Cash and due from banks	$37,923	$40,025
Federal funds sold	$12,500	$-

Total Cash & Cash Equivalents	$50,423	$40,025
Investment securities available for sale	$89,143	$92,689
Loans:
Gross loans	$504,143	$486,601
Allowance for loan losses	$(5,800)	$(5,675)
Deferred loan fees	$(862)	$(533)

Net Loans	$497,481	$480,393
Other equity securities	$1,804	$2,422
Premises and equipment, net	$14,932	$14,304
Other real estate owned	$1,388	$769
Accrued interest receivable	$3,492	$3,766
Other assets	$19,267	$16,042

TOTAL ASSETS	$677,930	$650,410

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand	$147,014	$142,884
Interest bearing demand	$49,464	$49,455
Savings	$34,503	$31,128
MMDA's	$109,544	$93,928
TDOA's, IRA's & KEOGH'S	$18,704	$21,185
Time deposits < $100,000	$95,477	$106,188
Time deposits > $100,000	$119,797	$76,549

Total Deposits	$574,503	$521,317
Repurchase agreements	$30,193	$22,253
Other borrowed funds	$40	$38,530
Accrued interest payable	$720	$442
Other liabilities	$7,411	$6,727

Company obligated manditorily redeemable cumulative trust preferred security of subsidiary trust holding solely junior subordinated debentures	$15,000	$15,000

TOTAL LIABILITIES	$627,867	$604,269

SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,260,280 and 9,212,280 shares issued and outstanding at 6/30/02 and 12/31/01 respectively.	$2,645	$2,285
Retained earnings	$45,803	$42,651
Accumulated other comprehensive income	$1,615	$1,205

Total shareholders' equity	$50,063	$46,141
TOTAL LIABILITIES AND

SHAREHOLDERS' EQUITY	$677,930	$650,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
INTEREST INCOME:	2002	2001	2002	2001

Federal funds sold and interest bearing deposits	$86	$211	$113	$264
US Treasury securities	$14	$65	$28	$238
US Government agencies	$251	$530	$543	$1,157
State and political subdivsions	$482	$510	$970	$1,029
Mortgage-backed securities	$261	$202	$527	$342
Corporate Bonds	$79	$132	$167	$256
Equities	$60	$27	$82	$56
Loans, including fee income	$9,297	$9,280	$18,484	$19,044

Total interest income	$10,530	$10,957	$20,914	$22,386

INTEREST EXPENSE:
Interest on deposits	$1,995	$4,383	$4,020	$9,278
Interest on borrowed funds	$334	$130	$716	$309

Total interest expense	$2,329	$4,513	$4,736	$9,587

Net Interest Income	$8,201	$6,444	$16,178	$12,799
Provision for loan losses	$950	$200	$1,550	$600

Net Interest Income after Provision for Loan Losses	$7,251	$6,244	$14,628	$12,199

OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,360	$1,200	$2,555	$2,302
Gains on sales of loans	$97	$286	$520	$439
Gain on investments	$238	$294	$145	$328
Other	$494	$1,034	$1,077	$1,868

Total other operating income	$2,189	$2,814	$4,297	$4,937
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$2,702	$3,137	$5,420	$5,933
Occupancy expense	$1,014	$998	$2,011	$2,078
Other	$2,448	$2,430	$4,861	$4,898

Total other operating expenses	$6,164	$6,565	$12,292	$12,909

INCOME BEFORE PROVISION FOR INCOME TAXES	$3,276	$2,493	$6,633	$4,227
Provision for income taxes	$1,015	$897	$2,189	$1,522

NET INCOME	$2,261	$1,596	$4,444	$2,705

Other comprehensive income, unrealized gain on securities, net of income taxes	$755	$792	$583	$1,461
COMPREHENSIVE INCOME	$3,016	$2,388	$5,027	$4,166

PER SHARE DATA
Book value	$5.41	$4.66	$5.41	$4.66
Cash dividends	$0.07	$0.04	$0.14	$0.10
Earnings per share basic	$0.24	$0.17	$0.48	$0.29
Earnings per share diluted	$0.23	$0.17	$0.46	$0.29
Average shares outstanding, basic	9,248,456	9,212,280	9,233,068	9,212,280
Average shares outstanding, diluted	9,757,308	9,212,280	9,647,800	9,212,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
Cash Flows from Operating Activities	2002	2001

Net income	$4,444	$2,705
Adjustments to reconcile net income to net cash provided by operating activities:
Loss(gain) from sale of other real estate owned, net of write-downs	$16	$(145)
Loss(gain) on sale of securities	$145	$(328)
Loss(gain) on sales of loans	$410	$(329)
Provision for loan losses	$1,550	$600
Depreciation and amortization	$934	$1,141
Net (accretion)amortization on securities	$(179)	$24
Increase(decrease) in unearned net loan fees	$328	$(181)
Proceeds from sales of loans held for sale	$32,953	$38,017
Originations of loans held for sale	$(35,715)	$(40,365)
(Increase) decrease interest receivable and other assets	$(2,956)	$1,380
Increase in other liabilities	$960	$134

Net cash provided by operating activities	$2,890	$2,653

Cash Flows from Investing Activities
Maturities of securities available for sale	$4,791	$6,081
Proceeds from sales/calls of securities available for sale	$1,000	$25,493
Purchases of securities available for sale	$(8,487)	$(30,553)
Principal paydowns on securities available for sale	$6,588	$1,916
(Increase) decrease in loans receivable, net	$(16,666)	$9,155
Purchases of premises and equipment	$(1,162)	$(1,120)
Proceeds from sales of other real estate owned	$176	$1,441
Other	$(77)	$931

Net cash (used in) provided by investing activities	$(13,837)	$13,344

Cash Flows from Financing Activities
Increase(decrease) in deposits	$53,187	$(774)
Decrease in borrowed funds	$(38,490)	$(20,700)
Increase in repurchase agreements	$7,940	$1,094
Cash dividends paid	$(1,292)	$(921)

Net cash provided by (used in) financing activities	$21,345	$(21,301)

Increase(Decrease) in cash and cash equivalents	$10,398	$(5,304)

Cash and Cash Equivalents
Beginning of period	$40,025	$43,679

End of period	$50,423	$38,375

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

Note 1 - The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California.  The Company was incorporated in November, 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August, 2001.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other direct subsidiary is Sierra Capital Trust I, which was formed in November, 2001 solely to facilitate the issuance of capital trust pass-through securities.

The Bank is a California state-chartered bank that was incorporated in September 1977 and opened for business in January 1978.  The Bank operates sixteen full service branch offices, nine of which are in seven Tulare County communities and five of which are located in three Kern County communities.  There is one branch each in Fresno and Kings Counties.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.  In addition to the branch deposit offices, the Bank has credit centers for agricultural lending and credit card loans at its corporate headquarters, engages in construction and real estate lending at several of its branches, and offers a full range of banking services to individuals and various sized businesses in the communities it serves.

Additionally, Sierra Real Estate Investment Trust, a Maryland real estate investment trust, was formed in June 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and should ultimately enhance and strengthen the Bank’s capital position and increase its earnings.  It is anticipated that Sierra Real Estate Investment Trust will be capitalized in August 2002, whereby the Bank will exchange real-estate related assets for 100% of the common stock of the REIT.  Additionally, it is anticipated that Sierra Real Estate Investment Trust will issue preferred stock to at least 100 other individual investors.

The Company’s principal source of income is currently dividends from the Bank, but the Company intends to explore supplemental sources of income in the future.  The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

References herein to the “Company” include the Company and the Bank, unless the context indicates otherwise.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for such period.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year.  Certain amounts reported for 2001 have been reclassified to be consistent with the reporting for 2002.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Upon adoption of SFAS No. 142 on January 1, 2002, the Company had unamortized goodwill totaling $5.5 million that will no longer be subject to periodic amortization but will be evaluated for impairment.  Had goodwill not been amortized for the quarter ended June 30, 2001, the six months ended June 30, 2001, or the year ended December 31, 2001, net income would have increased by approximately $50,000, $100,000 and $200,000, respectively.

The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in July, 2002.  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In management’s opinion, the adoption of this statement will not have a material impact on the Company’s financial position or results of its operations.

Note 4 - Supplemental Disclosure of Cash Flow Information

During the three months ended June 30, 2002 and 2001, cash paid for interest expense on interest bearing liabilities was $2.1 million and $4.5 million, respectively, while cash paid for income taxes during the three months ended June 30, 2002 and 2001 was $2.6 million and $897,000, respectively.  There was $807,000 of real estate acquired in the settlement of loans for the quarter ended June 30, 2002, and $164,000 acquired for the quarter ended June 30, 2001.  There were no loans made to finance the sale of other real estate for the quarter ended June 30, 2002, and loans totaling $280,000 for the quarter ended June 30, 2001.

During the six months ended June 30, 2002 and 2001, cash paid for interest expense on interest bearing liabilities was $4.2 million and $9.6 million, respectively, while cash paid for income taxes during the six months ended June 30, 2002 and 2001 was $3.5 million and $990,000, respectively.  There was $807,000 of real estate acquired in the settlement of loans for the half-year ended June 30, 2002, and $867,000 acquired for the half-year ended June 30, 2001.  There were no loans made to finance the sale of other real estate for the half-year ended June 30, 2002, and loans totaling $555,000 for the half-year ended June 30, 2001.

Note 5 - Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends.  Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options.  For the three-month period and the six-month period ended June 30, 2001, the exercise price exceeded the market price of all stock options and there was no dilution.  However, for the second quarter and first half of 2002, the dilutive effect of options outstanding calculated under the treasury stock method totaled 508,852 shares and 414,732 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share.

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OVERVIEW OF THE RESULTS OF OPERATION
AND FINANCIAL CONDITION

SUMMARY OF FINANCIAL DATA

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended June 30, 2002 was $2.3 million compared with $1.6 million for the quarter ended June 30, 2001.  Basic and diluted earnings per share were $.24 and $.23 for the second quarter of 2002 compared to $.17 and $.17 for the second quarter of 2001.  The Company’s annualized return on average equity was 18.60% and annualized return on average assets was 1.35% for the quarter ended June 30, 2002.  This compares favorably with the 15.20% return on average equity and 1.07% return on average assets for the quarter ended June 30, 2001.  The Company’s improvement in 2002 second quarter earnings relative to the same period in 2001 represents an increase of 42%.

The main reason for the Company’s earnings improvement was a $1.8 million increase in net interest income for the second quarter of 2002 in comparison to the second quarter of 2001.  The Company’s net interest margin increased from 4.78% to 5.39%, and $70 million of growth in average earning assets also contributed to the improvement in net interest income.  The net interest margin was depressed in the second quarter of 2001 due to the impact of declining rates on the Company’s asset-sensitive balance sheet.  However, as market conditions changed in the latter part of 2001 the Company’s net interest margin improved and stabilized.  Rate changes on interest-bearing liabilities caught up with the drop in earning asset yields, and favorable shifts in the composition of both earning assets and interest-bearing liabilities also had a positive impact on the net interest margin.  Offsetting the pickup in net interest income to some extent was a loan loss provision that was $750,000 higher in the second quarter of 2002 than in the second quarter of 2001.  The increased loan loss provision was deemed prudent due to growth in the loan portfolio, higher charge-offs, a higher average balance of non-performing assets, and continued economic weakness in certain pockets within the Company’s geographic footprint.

Non-interest income for the second quarter of 2002 was $450,000 lower than in the second quarter of 2001, due to the combined impact of non-recurring gains from the sale of loan servicing rights realized in 2001 and lower gains from the sale of loans in the second quarter of 2002.  The decline in non-interest income was nearly offset, however, by a $414,000 favorable variance in non-interest expenses, as expense control measures instituted in the summer of 2001 are now showing their full impact.  The Company’s overhead efficiency ratio improved from 74% for the second quarter of 2001 to 61% for the second quarter of 2002, indicating that overhead expenses are being monitored and managed closely.

As with second quarter numbers, net income and profitability ratios for the first half of 2002 compare very favorably to the first half of 2001.  Net income for the six months ended June 30, 2002 was $4.4 million, compared to $2.7 million for the same period in 2001.  The $1.7 million positive variance represents a 64%

increase in net income.  The Company’s return on average equity and return on average assets for the first half of 2002 were 18.62% and 1.35%, as compared to 13.07% and .92% for the first half of 2001.  Basic and diluted earnings per share for the six month period ended June 30, 2002 were $.48 and $.46, compared to $.29 and $.29 for the same period in the prior year.

The reasons for the variance in the Company’s results of operations in the first half of 2002 in comparison to the first half of 2001 track the explanations for the second quarter quite closely.  The largest impact came from a $3.4 million increase in net interest income, which was due to a 64 basis point increase in the Company’s net interest margin and a $62 million increase in average earning assets.  The loan loss provision was $950,000 higher for first six months of 2002 than in the first six months of 2001, and a $311,000 drop in non-interest income also suppressed overall earnings growth.  However, exclusive of the impact of one-time gains from the sale of loan servicing rights in the first half of 2001, non-interest income would have increased by over $300,000.

Despite substantial asset growth, non-interest expenses were $634,000 lower in the first half of 2002 than in the first half of 2001.  This implies that the expense reduction efforts which commenced in the summer of 2001 are currently saving the Company over $1.2 million annually.  Further reductions in overhead expenses should be achieved in the fourth quarter of 2002, when item processing is brought in-house and outsourcing charges for that function are eliminated.  Even with additional premises, equipment, software, and personnel charges factored in, this move is projected to reduce total non-interest expenses by at least $800,000 per year as the latest check capture and imaging technologies are employed to increase efficiency and enhance customer service.  It is also anticipated that the utilization of Sierra Real Estate Investment Trust commencing in the third quarter of 2002, as previously discussed, will not only provide the Company with an additional means to generate future capital but will also allow the Company to reduce its state income tax expense.  No assurance can be given, however, that any of these projected cost savings will indeed be realized.

FINANCIAL CONDITION SUMMARY

The Company’s total assets increased by $28 million, or 4.2%, from December 31, 2001 to June 30, 2002.  Gross loans increased by $18 million, or 3.6%, to an aggregate balance of $504 million at the end of June 2002.  As no branches have been added since May of 2000, this growth was all generated by increased penetration of the Company’s current markets.  Securities plus fed funds sold overnight increased by a combined $8 million, or about 8.8%.  Non-earning cash and due from banks declined by approximately $2 million from the end of December 2001 to the end of June 2002, while other assets increased by approximately $3 million over the same period.  The increase in other assets consists primarily of an additional $3 million equity investment in a low-income housing tax credit fund made by the Bank in the second quarter of 2002, which brings the Bank’s total investment in low-income housing tax credit funds to nearly $6 million.

Since December 31, 2001, the most notable change in deposits was a $43 million increase in time deposits over $100,000.  This mainly represents the addition of brokered deposits to replace overnight borrowings from the Federal Home Loan Bank, which declined by $38 million. This was an interim measure to improve the Company’s shorter-term liquidity availability.  In the longer term, the Company anticipates replacing these brokered deposits with core deposits generated in its branches, although no assurance can be given that this will happen.  Non-interest demand deposits increased by over $4 million and money market deposits increased by $15 million from the end of 2001 to June 30, 2002.  However, it is likely that some of this money came from maturing time deposits under $100,000, which dropped by almost $11 million during the same time period.  It is management’s sentiment that the current volatility in equity markets presents further opportunity to encourage migration into the Bank’s relatively stable deposit products, although no assurance can be given that this will indeed occur.  Another funding source is represented by securities sold under agreement to repurchase (Repo’s), which is the investment vehicle for customer “sweep account” arrangements.  Repo’s increased by $8 million from the end of December 2001 to the end of June 2002.

Due primarily to the retention of earnings, the Company’s total shareholders’ equity increased from $46 million at December 31, 2001 to $50 million at June 30, 2002.  This is an increase of $4 million, or about 8.5%.  The Company’s total risk-based capital ratio at June 30, 2002 was 12.07%.

EARNINGS PERFORMANCE

As previously noted and reflected on the Consolidated Statements of Income, during the quarter and for the six months ended June 30, 2002 the Company generated net income of $2.3 million and $4.4 million, as compared to $1.6 million and $2.7 million for the same periods in 2001.  The Company earns income from two primary sources:  net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net non-interest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

NET INTEREST INCOME

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volume, and mix associated with its funding sources.  The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Average Balances and Rates table which immediately follows reflects the Company’s quarterly average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the periods noted.

Average Balances and Rates (dollars in thousands, except per share data)	For the Quarter Ended June 30, 2002(a)			For the Quarter Ended June 30, 2001(a)

Assets	Average Balance	Income/ Expense	Average Rate/Yld(4)	Average Balance	Income/ Expense	Average Rate/Yld(4)
Investments:
Federal Funds Sold & Due from Time	$19,472	$86	1.77%	$19,920	$211	4.25%
Taxable	$45,524	$605	5.33%	$59,353	$932	6.30%
Non-taxable(1)	$45,200	$482	4.28%	$41,802	$510	4.89%
Equity	$2,094	$60	11.49%	$2,086	$24	4.61%

Total Investments	$112,290	$1,233	4.40%	$123,161	$1,677	5.46%

Loans:(2)
Agricultural	$9,014	$143	6.36%	$11,311	$250	8.87%
Commercial	$88,810	$1,502	6.78%	$70,808	$1,493	8.46%
Real Estate	$330,650	$6,371	7.73%	$281,721	$6,346	9.04%
Consumer	$48,827	$949	7.80%	$36,148	$819	9.09%
Credit Cards	$10,735	$332	12.40%	$11,954	$372	12.48%
Other	$8,762	$-	0.00%	$5,413	$-	0.00%

Total Loans	$496,798	$9,297	7.51%	$417,355	$9,280	8.92%

Other Earning Assets	$1,040	$-	0.00%	$-	$-	0.00%

Total Earning Assets	$610,128	$10,530	6.92%	$540,516	$10,957	8.13%

Non-Earning Assets	$62,020			$58,533

Total Assets	$672,148			$599,049

Liabilities and Stockholders' Equity
Interest Bearing Deposits:
NOW	$51,964	12	0.09%	$45,041	73	0.65%
Savings Accounts	$33,919	44	0.52%	$28,692	84	1.17%
Money Market	$106,087	479	1.81%	$88,903	942	4.25%
TDOA's, IRA & KEOGH's	$19,017	97	2.05%	$19,942	247	4.96%
Certificates of Deposit<$100,000	$97,754	558	2.29%	$123,931	1,627	5.27%
Certificates of Deposit>$100,000	$119,152	805	2.71%	$107,236	1,411	5.28%

Total Interest Bearing Deposits	$427,893	$1,995	1.87%	$413,745	$4,383	4.25%
Borrowed Funds:
Federal Funds Purchased	$-	$-	0.00%	$3	$-	0.00%
Repurchase Agreements	$34,698	$106	1.23%	$14,111	$130	3.70%
Other Borrowings	$15,043	$228	6.08%	$-	$-	0.00%

Total Borrowed Funds	$49,741	$334	2.69%	$14,114	$130	3.69%

Total Interest Bearing Liabilities	$477,634	$2,329	1.96%	$427,859	$4,513	4.23%

Demand Deposits	$138,836			$122,721

Other Liabilities	$6,948			$6,341

Stockholders' Equity	$48,711			$42,128
Total Liabilities and Stockholders' Equity	$672,129			$599,049

Interest Income/Earning Assets			6.92%			8.13%
Interest Expense/Earning Assets			1.53%			3.35%

Net Interest Income and Margin(3)		$8,201	5.39%		$6,444	4.78%

(a)	Average balances are obtained from the best available daily or monthly data
(1)	Yields on tax exempt income have not been computed on a tax equivalent basis
(2)

Loan fees have been included in the calculation of interest income. Loan fees were approximately $146 thousand and ($28) thousand for the six months ended June 30, 2002 and 2001. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Annualized

Net interest income for the second quarter of 2002 was $8.2 million compared to $6.4 million for the second quarter of 2001, which constitutes an increase of $1.8 million, or about 27%.  Of this increase, approximately $458,000 can be attributed to rate changes and $1.3 million is due to volume changes.  The volume changes are evident when analyzing average earning asset balances, which were $70 million higher in the second quarter of 2002 than in the second quarter of 2001.  Moreover, second quarter average loan balances actually increased by $79 million from 2001 to 2002, while lower-yielding investment balances and fed funds sold declined by $11 million on average for the same period.  The favorable shift on the asset side was reinforced by an aggregate $14 million decline in the average balance of higher-cost time deposits, a $29 million increase in the average balance of relatively low-cost money market demand, savings, and NOW accounts, and a $16 million increase in average interest-free demand deposits.

The Volume and Rate Variances table which follows sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates.  The calculation is as follows: the change due to increase or decrease in volume is equal to the increase or decrease in the average balance times the prior period’s rate.  The change due to an increase or decrease in the rate is equal to the increase or decrease in the average rate times the current period’s balance. The variances attributable to both the volume and rate changes have been allocated to the change in rate.

Volume & Rate Variances (dollars in thousands)	Quarter Ended June 30, 2002 over 2001			Six Month Ended June 30, 2002 over 2001

	Increase(decrease) due to			Increase(decrease due to)
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(5)	(120)	$(125)	$28	(179)	$(151)
Taxable	$(217)	(110)	$(327)	$(551)	(178)	$(729)
Non-taxable(1)	$41	(69)	$(28)	$80	(138)	$(58)
Equity	$0	36	$36	$5	21	$26

Total Investments	$(180)	(264)	$(444)	$(439)	(473)	$(912)

Loans:
Agricultural	$(51)	(56)	$(107)	$(134)	(41)	$(175)
Commercial	$380	(371)	$9	$804	(892)	$(88)
Real Estate	$1,102	(1,077)	$25	$2,032	(2,530)	$(498)
Consumer	$287	(157)	$130	$627	(376)	$251
Credit Cards	$(38)	(2)	$(40)	$(68)	18	$(50)

Total Loans	$1,680	(1,663)	$17	$3,261	(3,821)	$(560)

Other Earning Assets	$-	-	$-	$-	-	$-

Total Earning Assets	$1,500	(1,927)	$(427)	$2,822	(4,294)	$(1,472)

Liabilities
Interest Bearing Deposits:
NOW	$11	(72)	$(61)	$26	(178)	$(152)
Savings Accounts	$15	(55)	$(40)	$29	(208)	$(180)
Money Market	$182	(645)	$(463)	$664	(1,314)	$(650)
TDOA's & IRA's	$(11)	(138)	$(150)	$(7)	(232)	$(239)
Certificates of Deposit < $100,000	$(344)	(725)	$(1,069)	$(728)	(1,536)	$(2,265)
Certificates of Deposit > $100,000	$157	(763)	$(606)	$(106)	(1,666)	$(1,772)

Total Interest Bearing Deposits	$10	(2,399)	$(2,388)	$(123)	(5,135)	$(5,258)

Borrowed Funds:
Federal Funds Purchased	$-	-	$-	$-	66	$66
Repurchase Agreements	$190	(214)	$(24)	$306	(373)	$(67)
Other Borrowings	$228	-	$228	$466	(58)	$408

Total Borrowed Funds	$418	(214)	$204	$772	(365)	$407

Total Interest Bearing Liabilities	$428	(2,612)	$(2,184)	$649	(5,500)	$(4,851)

Net Interest Margin/Income	$1,072	685	$1,757	$2,173	1,206	$3,379

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin for the second quarter of 2002 was 5.39%, a 61 basis point improvement compared to the 4.78% margin in the second quarter of the previous year.  Part of the reason for the marked improvement is that the Company’s net interest margin in the second quarter of 2001 was relatively low due to the negative impact of market interest rate changes.  Market interest rates began to drop at the beginning of 2001 and continued to decline for the remainder of the year.  As interest rates fell, the Company’s weighted-average yield on earning assets declined more quickly than its cost of interest-bearing liabilities, causing its net interest margin to compress.  As rates stabilized later in the year, however, the Company’s yield on earning assets stopped declining, yet the rates paid on interest-bearing liabilities continued to fall until they caught up with the market.  As evidence of this, the Company’s yield on earning assets for the second quarter of 2002 is 121 basis points lower that in the second quarter of 2001, while its cost of interest-bearing liabilities declined by 227 basis points when comparing like periods.  These developments had a positive impact on the Company’s net interest margin, which increased in the latter part of 2001 and has consistently been in the mid-5% range for the past several months.  Although management anticipates that the Company’s net interest margin will continue at this level, there is no assurance going forward that further fluctuations in market interest rates or other supply and demand issues will not have a negative impact on the Company’s net interest margin and/or net interest income.

The discussion relating to quarterly variances also bears applicability to year-to-date results, which are next reviewed.  The Average Balances and Rates table which immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first six months of 2002 and 2001.

Average Balances and Rates (dollars in thousands, except per share data)	Six Months Ended June 30, 2002(a)			Six Months Ended June 30, 2001(a)

	Average Balance	Income/ Expense	Average Rate/Yield (4)	Average Balance	Income/ Expense	Average Rate/Yield (4)
Assets
Investments:
Federal Funds Sold & Due from Time	$12,935	$113	1.76%	$11,714	$264	4.54%
Taxable	$45,539	$1,265	5.60%	$62,922	$1,994	6.39%
Non-taxable(1)	$45,418	$970	4.31%	$42,144	$1,028	4.92%
Equity	$2,393	$82	6.91%	$2,214	$56	5.10%

Total Investments	$106,285	$2,430	4.61%	$118,994	$3,342	5.66%

Loans:(2)
Agricultural	$9,099	$303	6.72%	$12,639	$478	7.63%
Commercial	$88,450	$2,926	6.67%	$69,829	$3,014	8.70%
Real Estate	$328,034	$12,623	7.76%	$284,045	$13,121	9.32%
Consumer	$49,174	$1,905	7.81%	$35,661	$1,654	9.35%
Credit Cards	$10,919	$727	13.43%	$11,965	$777	13.10%
Other	$8,539	$-	0.00%	$5,210	-	0.00%

Total Loans	$494,215	$18,484	7.54%	$419,349	$19,044	9.16%

Other Earning Assets	$1,020	$-		$-	$-
Total Earning Assets	$600,500	$20,914	7.02%	$538,343	$22,386	8.39%

Non-Earning Assets	$61,619			$57,832

Total Assets	$663,139			$596,175

Liabilities and Stockholders' Equity
Interest Bearing Deposits:
NOW	$51,360	25	0.10%	$44,855	177	0.80%
Savings Accounts	$33,171	84	0.51%	$29,931	264	1.78%
Money Market	$103,321	925	1.81%	$72,671	1,575	4.37%
TDOA's, IRA & KEOGH's	$19,332	251	2.62%	$19,610	490	5.04%
Certificates of Deposit<$100,000	$100,404	1,234	2.48%	$126,807	3,499	5.56%
Certificates of Deposit>$100,000	$112,702	1,501	2.69%	$116,487	3,273	5.67%

Total Interest Bearing Deposits	$420,290	$4,020	1.93%	$410,362	$9,278	4.56%
Borrowed Funds:
Federal Funds Purchased	$6,245	$66	2.13%	$3	$-	0.00%
Repurchase Agreements	$29,300	$188	1.29%	$13,326	$255	3.86%
Other Borrowings	$15,716	$462	5.93%	$1,631	$54	6.68%

Total Borrowed Funds	$51,261	$716	2.82%	$14,960	$309	4.17%

Total Interest Bearing Liabilities	$471,551	$4,736	2.03%	$425,322	$9,587	4.55%

Demand Deposits	$136,178			$123,214

Other Liabilities	$7,280			$5,899

Stockholders' Equity	$48,130			$41,739

Total Liabilities and Stockholders' Equity	$663,139			$596,175

Interest Income/Earning Assets			7.02%			8.39%
Interest Expense/Earning Assets			1.59%			3.59%

Net Interest Income and Margin(3)		$16,178	5.43%		$12,799	4.79%

(a)	Average balances are obtained from the best available daily or monthly data
(1)	Yields on tax exempt income have not been computed on a tax equivalent basis
(2)

Loan fees have been included in the calculation of interest income. Loan fees were approximately $259 thousand and ($167) thousand for the six months ended June 30, 2002 and 2001. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Annualized

Volume and rate variances for the six months ended June 30, 2002 and June 30, 2001 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously.  Net interest income for the first half of 2002 was $16.2 million compared to $12.8 million for the first half of 2001, which constitutes an increase of $3.4 million, or about 26%.  Of this increase, approximately $1.2 million can be attributed to rate changes and $2.2 million is due to volume changes.  Earning asset balances were $62 million higher in the first half of 2002 than in the first half of 2001.  The same shift from lower to higher-earning assets can be seen for the first half as for the second quarter, with average loans increasing by $75 million, or 18%, and average investments and fed funds sold declining by$13 million, or 11%.  Movement in average deposit balances from the first half of 2001 to the first half of 2002 also had a favorable impact on the Company’s net interest margin.  Aggregate time deposits fell by $30 million, while lower-cost money market demand, savings, and NOW accounts increased by $40 million and interest-free demand deposits increased by $13 million.  The average balance of Repo’s also increased by $16 million in the first half of 2002 relative to the first half of 2001.

PROVISION FOR LOAN LOSSES

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for potential loan losses through charges to earnings, which are reflected monthly in the income statement as the provision for loan losses.  Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgement is adequate to absorb losses inherent in the Bank’s loan portfolio.

For the quarter ended June 30, 2002 the Company’s provision for loan losses was $950,000, an increase of $750,000 relative to the $200,000 loan loss provision recognized in the second quarter of 2001.  On a year-to-date basis, the loan loss provision through June 30, 2002 was $1.6 million and through June 30, 2001 was $600,000, an increase of $1 million.  The increased 2002 loan loss provision is mainly the result of growth in the Company’s loan portfolio, but was also impacted by increased charge-offs, higher average non-accrual balances, and a relatively weak local economy.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflected a drop in non-interest income, which was $625,000 lower in the quarter ended June 30, 2002 than for the quarter ended June 30, 2001, and $641,000 lower in the first half of 2002 than the first half of 2001.  Most of the core components of non-interest income, however, showed increases for both the quarter and the half in comparison to the prior year.

Service charges on deposit accounts increased by $160,000, or 13%, for the second quarter, and $253,000, or 11% for the half.  Other service charges and fees increased by $76,000, or 22%, for the second quarter.  The increase in service charges and fees for the first half of the year was $229,000, or 35%, and was disproportionately larger than for the second quarter alone due in part to a $75,000 recovery of prior year fees in the first quarter of 2002.

Loan sales income declined by $189,000, or 66%, for the quarter, but increased by $81,000, or 19%, for the half.  The increase for the first half is attributable to the heavy volume of mortgage refinancing that occurred in the first quarter of 2002.  However, since the Company entered into a strategic alliance with MoneyLine Lending Services in March of 2002 and no longer directly originates residential real estate mortgages, the decline in loan sales income and related mortgage origination costs was expected for the second quarter.  The Company still receives a fee for successful mortgage applications it refers to MoneyLine, though, and management expects to step up advertising to increase awareness of this product among Bank customers and boost referral fees, although no assurance can be given that this will occur.

Loan servicing income experienced the largest decline from 2001 to 2002 of any single non-interest income category, dropping by $485,000, or 94% for the second quarter, and falling by $873,000, or 89%, for the first half.  This decline was due to the sale of much of the Company’s mortgage loan servicing rights in the first half of 2001, which resulted in one-time gains on sales and reduced the amount of recurring income from servicing fees.  The volume of loans serviced for others declined from $173 million at December 31, 2000 to $59 million at December 31, 2001, and fell further to a total of $51 million of mostly agricultural loans at June 30, 2002.  The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future.  Management expects to sell a limited number of such loans on a servicing-release basis in the future, but will refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination under the strategic alliance described above.

Other non-interest income, which includes gains and losses on investments and gains and losses on the disposition of fixed assets and real properties, fell by $187,000, or 40%, for the second quarter, and $331,000, or 58%, for the first half.  This drop was due mainly to $328,000 in investment gains realized in the first half of 2001 from the sale of securities.  Additionally, the Company wrote-off the approximate $90,000 remaining book value of the its investment in Sphinx International, Inc. in the first quarter of 2002, but this was more than offset by the receipt in June 2002 of a $240,000 cash dividend from Sphinx.  The write-off was made pursuant to the receipt of correspondence from Sphinx International, Inc., which is in the process of dissolution, outlining potential liabilities that exceeded its remaining assets.  The cash dividend was paid subsequent to the successful resolution of some of those liabilities.

Total non-interest expense declined by $414,000, or 6%, from $6.6 million in the second quarter of 2001 to $6.2 million in the second quarter of 2002.  For the first half of 2002 versus the first half of 2001, total non-interest expenses were reduced by $617,000, or 5%, from $12.9 million to $12.3 million.  In an effort to control overhead expenses and enhance profitability, staff levels were reduced in June 2001 to 293 full-time equivalents (FTE’s) from 324 FTE’s at March 31, 2001.  Total FTE’s at June 30, 2002 stood at 297.  Salaries and employee benefits were approximately $435,000 lower for the second quarter of 2002 than for the second quarter of 2001, a decline of 14%, while for the first half of 2002 relative to the first half of 2001 these expenses fell by $514,000, or 9%.  While the majority of this decrease was due to the aforementioned staff reductions, approximately $119,000 of the reduction for the first half came due to an increase in successful loan origination activities which increased the level of salary costs that were deferred pursuant to SFAS 91.  Additional cost control efforts are evident in Telephone and Data Communications expenses, and Stationery and Supply costs.  Communication expenses were reduced by $100,000 for the quarter, going from $287,000 in the second quarter of 2001 to $187,000 in the first quarter of 2002, and by $132,000 for the half, dropping from $522,000 in the first half of 2001 to $390,000 in the first half of 2002.  Supply costs fell by $66,000, or 22%, from the first half of 2001 to the first half of 2002.  Also, as previously discussed, the amortization of goodwill was discontinued in 2002, causing an $81,000 reduction in that category for the second quarter of 2002 and a $163,000 reduction for the first half of 2002 relative to the same periods in the prior year.

Occupancy costs were $16,000 higher in the second quarter of 2002 versus the same quarter in the previous year, although on a year-to-date basis they were $67,000 lower in 2002 than in 2001 due mainly to an aggressive deferred maintenance program undertaken in early 2001.  Item processing costs were $704,000 in the first half of 2002, and constituted over 65% of total data processing expenses.  The Company intends to implement an in-house item processing solution in the fourth quarter of 2002, at which time personnel and occupancy expenses will increase but data processing expenses should decline substantially and total non-interest expense should be reduced by at least $800,000 per year.  Other data processing expenses increased by $43,000 for the second quarter and $148,000 for the first half of 2002 relative to 2001, as technology expenditures were made primarily for Web site enhancements, software upgrades, and software maintenance.

Loan processing costs declined by $50,000, or 32%, in the second quarter of 2002 in comparison to the second quarter of 2001, dropping to $108,000 from $158,000 due to the discontinuation of most direct mortgage origination activity toward the end of the first quarter of 2002.  For the first half of 2002, however, this category shows a $43,000 increase relative to the first half of 2001 because of the heavy volume of residential mortgage lending and refinancing activity in the first quarter of 2002.  In the Legal and Accounting category, legal costs related to the collection of delinquent loans increased by approximately $81,000 for the half.

Total non-interest expenses fell from 4.9% of average earning assets during the second quarter of 2001 to 4.1% of average earning assets during the second quarter of 2002, and from 4.84% of average earning assets in the first half of 2001 to 4.13% of average earning assets in the first half of 2002.  Management expects that non-interest expenses will continue to decline relative to assets over the rest of the year 2002 as expense levels are held constant and asset growth continues, however no assurance can be given that this, in fact, will occur.

Non Interest Income/Expense
(dollars in thousands, unaudited)	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total

OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,360	62.13%	$1,200	42.64%	$2,555	59.46%	$2,302	46.62%
Other service charges, commissions & fees	$424	19.37%	$347	12.33%	$877	20.41%	$648	13.12%
Gains on sales of loans	$97	4.43%	$286	10.16%	$520	12.10%	$439	8.89%
Loan servicing income	$30	1.37%	$516	18.34%	$110	2.56%	$983	19.91%
Other	$278	12.70%	$465	16.52%	$235	5.47%	$566	11.46%

Total non-interest income	$2,189	100.00%	$2,814	100.00%	$4,297	100.00%	$4,938	100.00%
As a percentage of average earning assets		1.44%		2.09%		1.43%		1.85%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$2,702	43.84%	$3,137	47.78%	$5,420	44.09%	$5,933	45.96%
Occupancy costs
Furniture & equipment	$501	8.13%	$512	7.80%	$1,013	8.24%	$1,013	7.85%
Premises	$513	8.32%	$486	7.40%	$999	8.13%	$1,065	8.25%
Advertising and marketing costs	$308	5.00%	$232	3.53%	$529	4.30%	$550	4.26%
Data processing costs
Item processing costs	$360	5.84%	$361	5.50%	$704	5.73%	$680	5.27%
Other data processing	$168	2.73%	$125	1.90%	$374	3.04%	$226	1.75%
Deposit services costs	$295	4.79%	$268	4.08%	$548	4.46%	$569	4.41%
Goodwill	$-	0.00%	$81	1.23%	$-	0.00%	$163	1.26%
Loan services costs
Loan processing	$108	1.75%	$158	2.41%	$320	2.60%	$277	2.15%
ORE owned	$17	0.28%	$23	0.35%	$22	0.18%	$81	0.63%
Credit card	$145	2.35%	$142	2.16%	$273	2.22%	$287	2.22%
Other loan services	$3	0.05%	$(10)	-0.15%	$14	0.11%	$24	0.19%
Other operating costs
Telephone & data communications	$187	3.03%	$287	4.37%	$390	3.17%	$522	4.04%
Postage & mail	$115	1.87%	$103	1.57%	$241	1.96%	$213	1.65%
Other	$143	2.32%	$48	0.73%	$225	1.83%	$139	1.08%
Professional services costs
Legal & accounting	$170	2.76%	$229	3.49%	$550	4.47%	$417	3.23%
Other professional service	$241	3.91%	$218	3.32%	$368	2.99%	$412	3.19%
Stationery & supply costs	$136	2.21%	$148	2.25%	$238	1.94%	$304	2.35%
Sundry & tellers	$52	0.84%	$17	0.26%	$64	0.52%	$34	0.26%

Total non-interest Expense	$6,164	100.00%	$6,565	100.00%	$12,292	100.00%	$12,909	100.00%

As a% of average earning assets		4.05%		4.87%		4.13%		4.84%
Net non-interest income as a% of earning assets		-2.61%		-2.78%		-2.68%		-2.99%

BALANCE SHEET ANALYSIS

EARNING ASSETS

INVESTMENT PORTFOLIO

The major components of the Company’s earning asset base are its investment securities portfolio and loan portfolio.  The detailed composition and growth characteristics of these two portfolios are significant to any analysis of the financial condition of the Bank, and the loan portfolio analysis will be discussed in a later section of this Form 10-Q.

The investment portfolio consists of debt and equity securities, as well as fed funds sold.  The investment portfolio serves several purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Bank; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it can provide partially tax exempt income.  The following table sets forth the Company’s investment portfolio by investment type (excluding fed funds sold) as of the periods noted:

Investment Portfolio
(dollars in thousands, unaudited)	June 30, 2002		December 31, 2001

	Cost	Fair Market Value	Cost	Fair Market Value

Available for Sale
US Treasury securities	$1,000	$1,004	$1,002	$1,025
US Gov't agencies	$17,345	$17,871	$18,824	$19,548
Mortgage-backed securities	$19,474	$19,984	$21,257	$21,507
Corporate bonds	$4,500	$4,671	$4,996	$5,210
State & political subdivisions	$44,070	$45,599	$44,477	$45,284
Other equity securities	$6	$13	$100	$115

	$86,395	$89,143	$90,656	$92,689

Total Investment Securities	$86,395	$89,143	$90,656	$92,689

Inclusive of fed funds sold, total investments were $102 million at June 30, 2002, a 10% increase from the $93 million reported at December 31, 2001. The balance of available-for-sale investment securities fell by $3.5 million, while fed funds sold increased $12.5 million.  Investment balances declined because the Company has expanded its external liquidity sources such as credit lines from correspondent banks and the Federal Home Loan Bank, and has cultivated accessibility to other sources such as brokered deposits in order to reduce reliance on the investment portfolio for potential liquidity purposes.  It is anticipated that the balances being sold overnight as fed funds will be invested in bank-owned life insurance in the third quarter of 2002.  This should have a positive impact on profitability, since bank-owned life insurance has the potential to provide annual tax-equivalent gains of 9% or greater while fed funds are currently yielding approximately 1.75%.  However, no assurance can be given that this will indeed occur, and some of the yield differential may be used to offset the cost of supplemental executive retirement plans that are under consideration.  Securities that were pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $70 million at June 30, 2002, and $55 million at December 31, 2001.

As discussed earlier in this report in the Non-Interest Income and Expense section, the Company wrote off the remaining $90,000 book value of its investment in Sphinx International, Inc. in the first quarter of 2002.  Sphinx International, Inc. was held by Sierra Phoenix, a wholly-owned subsidiary of the Bank.  The Bank’s investment in Sierra Phoenix was later transferred to Sierra Bancorp by means of a property dividend, subsequent to which Sierra Phoenix was dissolved.

LOAN PORTFOLIO

The Company’s total gross loans increased by $17.5 million, or 4%, from the end of December 2001 to June 30, 2002, with all growth coming from established branches.  Management feels that it can continue to leverage the Company’s current infrastructure to achieve similar or greater growth in loans for the remainder of the year, although no assurance can be given that this growth will materialize.  The Company may, however, investigate the selective addition of branches in significant markets where it already has a presence but has relatively low penetration.  Specifically, Bakersfield at the south end of the Company’s geographic footprint and Fresno at the north end represent expanding markets with outstanding growth potential.

A comparative schedule of the distribution of the Company’s loans at June 30, 2002 and December 31, 2001 is presented in the Loan Distribution table.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category.  The figures noted for each category are also presented as percentages of total loans, for ease of reviewer analysis.

Loan Distribution
(dollars in thousands, unaudited)	June 30 2002	December 31 2001

Agricultural	$13,251	$14,471
Commercial and industrial	$71,503	$71,857
Small Business Administration loans	$19,456	$16,942
Real Estate:
Secured by commercial/professional office Properties including construction and development	$227,351	$196,455
Secured by residential properties	$93,525	$106,772
Secured by farmland	$16,795	$16,998
Held for sale	$1,923	$1,048

Total Real Estate	$339,594	$321,273
Consumer loans	$49,841	$50,714
Credit cards	$10,498	$11,344

Total Loans	$504,143	$486,601

Percentage of Total Loans
Agricultural	2.63%	2.97%
Commercial and industrial	14.18%	14.77%
Small Business Administration loans	3.86%	3.48%
Real Estate:
Secured by commercial/professional office Properties including construction and development	45.10%	40.37%
Secured by residential properties	18.55%	21.94%
Secured by farmland	3.33%	3.49%
Held for sale	0.38%	0.22%

Total Real Estate	67.36%	66.02%
Consumer loans	9.89%	10.42%
Credit cards	2.08%	2.34%

Total	100.00%	100.00%

The most significant increase for any single category of loans was commercial real estate loans, which grew by $31 million, or 16%.  Management expects to see continued strong growth in this category, particularly in the Fresno and Bakersfield markets where strong demand has been evident, although no assurance can be given that this will indeed occur.  Residential mortgage loans, including those held for sale, dropped by $12 million, or 11%, for reasons outlined in the previous “Non-Interest Income and Expense” section.  Small Business Administration (“SBA”) loans increased by $2.5 million, or 15%.  The Company has been a leader in the generation of SBA loans in the SBA’s Fresno District, and a recent reorganization in the Company’s Small Business lending unit will allow it to continue to provide a high level of service and focus on serving the needs of small businesses in its service area.  Agriculture-related loans, including loans secured by farmland, continued to decline, falling from almost 6.5% to less than 6% of total loans.  Their combined balances fell by $1.4 million, or 5%.  Due to lingering problems in the agricultural industry, the Company continues to be highly selective in its agricultural lending activities.

Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors.  During the first half of 2001 the Company’s mortgage loan servicing portfolio was sold, and the Bank now only provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans.  Loans currently serviced total $51 million, compared to $59 million serviced at December 31, 2001.

In the normal course of business, the Bank makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Unused commitments to extend credit totaled $163 million at June 30, 2002 as compared to $152 million at December 31, 2001, although it is expected that not all of these commitments will ultimately be drawn upon.  These commitments represented approximately 32% and 31% of outstanding gross loans at each of the periods noted, respectively.  The Bank’s stand-by letters of credit for each of the periods reported were $4.4 million.  This represented 2.7% of total commitments at June 30, 2002 and 2.9% of total commitments at December 31, 2001.

NONACCRUAL AND RESTRUCTURED LOANS

The Non-performing Assets table presents comparative data for non-accrual and restructured loans and other assets.  Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan.  At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt.  These loans may or may not be collateralized, but collection efforts are continuously pursued.

Non-performing Assets
(dollars in thousands, unaudited)	June 30 2002	December 31 2001

NON-ACCRUAL LOANS:
Agricultural	$—	$185
Commercial and industrial	$1,049	$1,022
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$503
Secured by NonFarm/NonResidential	$544	$—
Secured by residential properties	$571	$—
Secured by farmland	$4,342	$4,945
Consumer loans	$157	$22
Credit cards	$72	$39
Other loans	$126	$—

TOTAL	$6,861	$6,716

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING: (as to principal OR interest)
Agricultural	$—	$1,418
Commercial and Industrial	$1,940	$867
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—
Secured by residential properties	$—	$640
Secured by farmland	$—	$—
Consumer loans	$—	$126
Credit cards	$26	$17

TOTAL	$1,966	$3,068

Restructured loans	N/A	N/A
Other real estate owned	$1,388	$769
Total nonperforming assets	$10,215	$10,553
Nonperforming loans as percentage of total gross loans	1.75%	2.01%
Nonperforming assets as a percentage of total gross loans and other real estate owned	2.03%	2.17%

Non-performing assets dropped slightly to $10.2 million at June 30, 2002 from $10.6 million at December 31, 2001, a decrease of 3%.  Total non-performing assets fell to 2.03% of total gross loans and OREO at June 30, 2002 from 2.17% at December 31, 2001.  The Company anticipates normal influxes of non-accrual loans as it further increases its lending activities, and expects some level of other real estate owned to occur as more aggressive collection activities are undertaken to resolve problem and non-accrual credits.  The performance of any individual loan can be impacted by circumstances beyond the Company’s control, including the interest rate environment or factors particular to a borrower, such as their suppliers or personal state of affairs.

ALLOWANCE FOR LOAN LOSSES

Credit risk is inherent in the business of extending credit to individuals, partnerships, and corporations.  The Company sets aside an allowance for loan losses through charges to earnings, which are reflected in the income statement as the provision for loan losses.  Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company conducts a quarterly comprehensive analysis to assess the adequacy of the allowance for loan losses.  An important step in this assessment, and in managing credit risk in general, is to periodically grade all of the larger loans and other loans where there may be a question of repayment.  A portion of the allowance for loan losses is then allocated to delinquent or otherwise questionable loans in an amount sufficient to cover the Company’s estimate of the loss potential that might exist in each of these credits.  Most of the remaining allowance is allocated to all other loans based on loan type and underlying collateral.  If it is determined that the current allowance for loan losses is not sufficient for these allocations, the monthly loan loss provision is increased as necessary to augment the allowance.  The Company’s determination of the level of the allowance and corresponding provision for loan losses rests on various judgments and assumptions, including general economic conditions, loan portfolio composition, prior loan loss experience and the Company’s ongoing internal examination process and that of its regulators.  An analysis of the changes in the allowance for loan losses, including charge-offs and recoveries by category, is presented in the Allowance for Possible Loan Losses table.

Allowance for Possible Loan Losses
(dollars in thousands, unaudited)	For the Quarter Ended June 30		For the Six-Month Period Ended June 30
	2002	2001	2002	2001

Balances:
Average gross loans outstanding during period	$496,798	$417,355	$494,215	$419,349

Gross loans outstanding at end of period	$504,143	$414,888	$504,143	$414,888

Allowance for Possible Loan Losses:
Balance at beginning of period	$5,380	$5,616	$5,675	$5,362
Provision charged to expense	$950	$200	$1,550	$600
Loan charge-offs
Agricultural	$—	$67	$76	$67
Commercial & industrial loans(1)	$48	$185	$445	$186
Real estate loans	$—	$—	$—	$—
Consumer loans	$369	$149	$657	$161
Credit card loans	$178	$168	$341	$347

Total	$595	$569	$1,519	$761

Recoveries
Agricultural	$12	$—	$14	$1
Commercial & industrial loans(1)	$22	$131	$29	$148
Real estate loans	$—	$—	$—	$—
Consumer loans	$11	$10	$18	$23
Credit card loans	$20	$19	$33	$34

Total	$65	$159	$94	$205

Net loan (charge offs)	$(530)	$(410)	$(1,425)	$(556)

Balance	$5,800	$5,406	$5,800	$5,406

RATIOS
Net Charge-offs to Average Loans	0.11%	0.10%	0.29%	0.13%
Net Charge-offs to Loans at End of Period	0.11%	0.10%	0.28%	0.13%
Net Loan charge-offs to Allowance for possible loan losses	9.14%	7.59%	24.57%	10.29%
Net Loan Charge- offs to Provision charged to operating expense	55.79%	205.10%	91.94%	92.70%

(1)  Includes Small Business Administration Loans

At June 30, 2002, the allowance for loan losses was $5.8 million or 1.15% of gross loans, compared to $5.7 million or 1.17% of gross loans at December 31, 2001.  The Company’s provision for loan losses, which increases the allowance, was $950,000 in the second quarter of 2002, a $750,000 increase over the $200,000 provided in the second quarter of 2001.  For a first half comparison, the loan loss provision was $1.6 million in 2002 and $600,000 in 2001.  However the Company also charged off, net of recoveries, approximately $530,000 of loans against the allowance in the second quarter of 2002 versus $410,000 in the second quarter of 2001, and $1.4 million in the first half of 2002 in comparison to $556,000 in the second half of 2001.  The $869,000 increase in charge-offs for the first half includes $378,000 in commercial and industrial loans, and an additional $501,000 in consumer loans. The increase in 2002 is due primarily to management’s efforts to identify and charge off non-performing loans that experienced continued deterioration because of the lingering effects of the recession.  It is anticipated that as economic recovery takes hold net charge-offs will decline, however no assurance can be given that this will occur.  If the level of charge-off activity does not decline, it is expected that the detailed analysis described in the second paragraph of this section will reflect the need for further increases in the loan loss provision.

The Company considers its allowance for loan losses of $5.8 million at June 30, 2002 adequate to cover losses inherent in its loan portfolio.  However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

During the second quarter of 2002, the Company committed to a $3 million investment in a low-income housing tax credit fund.  The Company uses the cost method of accounting for such investments, whereby the cost of the investment is initially capitalized and subsequently adjusted for the allocable share of losses or income from the limited partnership.  At June 30, 2002, the Company showed a $5.5 million asset on its books for such investments, which includes the $3 million commitment made in the second quarter of 2002.  As of the same date, the Company shows a $2.5 million liability for funds committed but not yet disbursed for these investments.

Another significant event in the second quarter of 2002 that will impact the Bank’s profitability in a positive manner was the implementation of a deposit reclassification system.  This system will assist the Bank in capitalizing on the characteristics of its customer deposits in order to minimize non-earning cash reserves held at the Federal Reserve Bank.  Thus far, it appears that approximately $5 million of previously required reserves will be freed up to deploy as earning assets.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

An important balance sheet component impacting the Company’s net interest margin is its deposit base.  The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and somewhat more traditional core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, and money market demand accounts (MMDA’s).

Overall, deposits increased from $521 million at December 31, 2001 to $575 million at June 30, 2002.  This represents growth of $53 million, or approximately 10%.  This growth can be explained in large part by the $43 million increase in time deposits greater than $100,000.  This category increased by 57%, growing from $77 million at December 31, 2001 to $120 million at June 30, 2002 as a result of the addition of brokered time deposits to replace overnight borrowings from the Federal Home Loan Bank.  These brokered deposits have matu rities ranging from six to eighteen months.  With interest rates relatively low, the Company has extended the duration of its liabilities to protect its net interest margin going forward in the event that interest rates begin to rise.

From the end of 2001 to June 30, 2002, a $4 million increase can be seen in non-interest demand deposits.  In, addition, savings balances increased by more than $3 million, or 11%, and money market demand balances increased by nearly $16 million, or 17%.  Customer time deposits with balances under $100,000 fell by $11 million, or 10%.  It is management’s opinion that the $12 million net increase in core deposits has at least in part been the result of a “flight to quality”, as the economy in general and equity markets in particular have engendered uncertainty.  However, customers appear to value liquidity over yield as evidenced by the decline in time deposits under $100,000.  The increase in core deposits was achieved without the addition of branch offices and without significant marketing efforts.

FED FUNDS PURCHASED & SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company has had occasion to make use of overnight borrowings from other banks (“fed funds purchased”) in order to support temporary reductions in liquidity due to seasonal deposit flows, high temporary loan demands, or other short-term needs.  Although uncommitted lines are available from several correspondent banks, in the past these borrowings have primarily consisted of temporary overnight advances from the Federal Home Loan Bank of San Francisco.  The Company had no fed funds purchased outstanding at June 30, 2002, but the balance of fed funds purchased at December 31, 2001 was $38 million.  As noted previously these balances were replaced with brokered time deposits.  Fed funds purchased represented about 1.3% of average interest bearing liabilities during the six months ended June 30, 2001.

In addition, repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $30 million at June 30, 2002.  The Company’s corporate customer base has requested more intensive cash management products than those previously available in the local market, and the Company’s “sweep” product is intended to meet this need.  The utilization of this product has increased recently, as these balances were only $22 million at December 31, 2001.  Much of the increase is from two accounts, however, and repurchase balances are expected to decline to 2001 year-end levels as these customers deploy their cash into longer-term investments.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are primarily comprised of interest payable, other expenses accrued but unpaid, and certain clearing amounts.  Other liabilities increased by $1 million, from $6.7 million at the end of December 2001 to $7.4 million at the end of June 2002.  Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

LIQUIDITY AND MARKET RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  The Company has risk management policies to monitor and limit exposure to market risk arising due to changes in interest rates, and performs an earnings simulation analysis and an economic value of equity (“EVE”) calculation to identify longer-term interest rate risk exposure.  The Company does not engage in trading of financial instruments, nor does the company have any exposure to exchange rates.

As previously discussed, net interest income results from interest earned on investments and loans, less interest expense on deposits and other interest bearing liabilities.  Both interest income and interest expense can have variable and fixed rate components, and a majority of the interest that the Company earns on its assets and pays on its liabilities is based on rates established contractually for a specified period of time.  Market interest rates change over time, and a financial institution’s particular interest rate risk profile and its ability to adapt that profile to current conditions can potentially determine the profitability of that institution.  For instance, if the Company funded long-term fixed-rate assets with short-term deposits and interest rates were to rise over the term of the asset, the short-term deposits would rise in cost, decreasing or perhaps eliminating net interest income.  Similar risks exist when rate sensitive assets (for example, prime based loans) are funded by longer-term fixed-rate liabilities in a falling rate environment.

The Company primarily uses quarterly income simulations to model its interest rate risk for the next twelve months.  The simulation modeling system analyzes maturity and repricing data from the Company’s current earning asset and interest-bearing liability portfolios, applies management estimates for asset and liability growth, and projects a rolling one-year statement of net interest income under stable, rising, and declining interest rate scenarios.  The resulting ranges of probable risk exposures reflect the Company’s interest rate risk based on current loan and deposit structures.  One can also vary the mix of asset and liability portfolios, or alter pricing strategies to arrive at the most desirable interest income alternative.  The Company augments income simulations with an evaluation of its economic value of portfolio equity.  EVE measures the difference between the projected cash inflows from financial assets discounted at current market rates, and projected cash outflows from financial liabilities discounted at current market rates.  It is a more comprehensive gauge of interest rate risk that includes expected cash flows beyond the 12-month horizon.

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 10% based on a 200 basis point (bp) shock in interest rates.  As of June 30, 2002, the Company had the following estimated net interest income sensitivity profile:

Immediate Change In Rate
	+200 bp	-200 bp

Net Interest Income Change	$-162,000	$-1,863,000

The above profile illustrates that if there were an immediate increase of 2 percentage points in the prime rate, over the next year the Company’s net interest income would decrease by $162,000, or approximately .78%, relative to a stable interest rate scenario.  If there were an immediate downward adjustment of 2 percentage points in the prime rate, the Company’s net interest income would decrease by approximately $1.9 million over the next year, or approximately 5.06%.  This seemingly contradictory circumstance of lower net interest income under both rising and declining interest rate scenarios is due primarily to the current relatively low level of interest rates.  While the Company’s interest rate risk position is actually quite well-balanced, an immediate and sustained drop of 200 basis points in all interest rates would create an artificial floor of zero for the majority of the Company’s interest-bearing liabilities.  However, with the exception of fed funds sold, rates on interest-earning assets are starting at higher levels and thus have more room to fall, so the potential for a decline in interest income appears to be relatively greater than for interest expense.

Liquidity refers to the Company’s ability to maintain a cash flow that is adequate to fund operations and meet obligations and other commitments in a timely and cost-effective fashion.  The Company requires sources of funds to meet short-term cash needs which may be brought about by loan growth or deposit outflows, or other asset purchases or liability repayments.  These funds are traditionally made available by drawing down from the Company’s correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, liquidating other assets, or borrowing funds from other institutions.  The extent to which these funds are available to meet the Company’s cash needs determines its liquidity.  The Company had $12.5 million in fed funds sold at June 30, 2002.  In addition, should the need arise for immediate cash, the Company could sell either permanently or under agreement to repurchase those investments in its portfolio which are not being pledged as collateral.  As of June 30, 2002, non-pledged securities comprised $19 million of the Company’s investment portfolio balances.  In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity available in the form of lines of credit in the approximate amount of $70 million at June 30, 2002.  An additional $115 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount.  The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

CAPITAL RESOURCES

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a monthly basis and takes appropriate action to ensure that they are within established internal and external guidelines.  The Company’s current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank.  These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures.  There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value.  Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios (dollars in thousands, unaudited)
	June 30, 2002	December 31,2001	Minimum Requirementfor Well Capitalized Bank

Sierra Bancorp
Total Capital to Total Risk-eighted Assets	12.07%	12.18%	N/A
Tier 1 Capital to Total Risk-weighted Assets	10.97%	11.03%	N/A
Tier 1 Leverage Ratio	8.69%	9.02%	N/A
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	11.05%	11.17%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	9.94%	10.01%	6.00%
Tier 1 Leverage Ratio	7.87%	8.17%	5.00%

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.

PART I — FINANCIAL INFORMATION
Item 3

QUALITATIVE  & QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Market Risk Management”.

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

Words such as “expects”, “anticipates”, “believes”, and “estimates”, or variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted in, or implied by, such forward-looking statements.

PART II - OTHER INFORMATION

ITEM 1 : LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings.  In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 2 : CHANGES IN SECURITIES

Not applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 22, 2002.  Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.  There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders.  The directors noted below were elected to two-year terms.  The votes tabulated were:

	FOR	AGAINST	ABSTAIN
Morris A. Tharp	6,515,579	9,414	—
Gregory A. Childress	6,515,579	9,414	—
Robert L. Fields	6,515,579	9,414	—
James C. Holly	6,514,579	10,414	—
Howard H. Smith	6,515,579	9,414	—

The terms of the following directors continued after the shareholders’ meeting:  Albert L. Berra, Vincent L. Jurkovich, Robert H. Tienken, and Gordon T. Woods.

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K

Filed with this Form 10-Q and shown on page 31 is “Exhibit 99.1 — Certification of Chief Executive Officer and Chief Financial Officer”

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 12, 2002	/s/	James C. Holly

Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

August 12, 2002	/s/	Kenneth R. Taylor

Date	SIERRA BANCORP Kenneth R. Taylor Senior Vice President & Chief Financial Officer