Form 10-Q
period 2002-09-30
SIERRA BANCORP
filed 2002-11-14
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission file number:   000-33063

SIERRA BANCORP
(Exact name of Registrant as specified in its charter)

California	33-0937517
(State of Incorporation)	(IRS Employer Identification No)

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

Common stock, no par value, 9,282,500 shares outstanding as of October 31, 2002

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1

SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Cash and due from banks	$51,822	$40,025
Federal funds sold	$—	$—

Total Cash & Cash Equivalents	$51,822	$40,025
Investment securities available for sale	$82,738	$92,689
Loans:
Gross loans	$502,876	$486,601
Allowance for loan losses	$(5,316)	$(5,675)
Deferred loan fees, net	$(935)	$(533)

Net Loans	$496,625	$480,393
Other equity securities	$1,828	$2,422
Premises and equipment, net	$16,681	$14,304
Other real estate owned	$1,319	$769
Accrued interest receivable	$3,617	$3,766
Other assets	$27,778	$16,042

TOTAL ASSETS	$682,408	$650,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$145,424	$142,884
Interest bearing demand	$50,591	$49,455
Savings	$36,591	$31,128
MMDA’s	$111,742	$93,928
TDOA’s, IRA’s & KEOGH’S	$18,900	$21,185
Time deposits < $100,000	$91,376	$106,188
Time deposits > $100,000	$114,730	$76,549

Total Deposits	$569,354	$521,317
Repurchase agreements	$30,757	$22,253
Other borrowed funds	$6,836	$38,530
Accrued interest payable	$847	$442
Other liabilities	$7,175	$6,727
Company obligated manditorily redeemable cumulative trust preferred security of subsidiary trust holding solely junior subordinated debentures	$15,000	$15,000

TOTAL LIABILITIES	$629,969	$604,269

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,274,500 and 9,212,280 shares issued and outstanding at 9/30/02 and 12/31/01, respectively.	$2,771	$2,285
Retained earnings	$47,423	$42,651
Accumulated other comprehensive income	$2,245	$1,205

Total shareholders’ equity	$52,439	$46,141

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$682,408	$650,410

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,

	2002	2001	2002	2001

INTEREST INCOME:
Federal funds sold and interest bearing deposits	$69	$128	$182	$392
US Treasury securities	$6	$15	$34	$253
US Government agencies	$275	$523	$818	$1,928
State and political subdivision bonds	$457	$493	$1,427	$1,522
Mortgage-backed securities	$240	$370	$767	$712
Corporate bonds	$79	$—	$246	$—
Equities	$99	$13	$156	$76
Loans, including fee income	$9,410	$8,978	$27,894	$28,071

Total interest income	$10,635	$10,520	$31,524	$32,954

INTEREST EXPENSE:
Interest on deposits	$1,914	$3,512	$5,933	$12,790
Interest on borrowed funds	$312	$111	$1,028	$419

Total interest expense	$2,226	$3,623	$6,961	$13,209

Net Interest Income	$8,409	$6,897	$24,563	$19,745
Provision for loan losses	$900	$100	$2,450	$700

Net Interest Income after Provision for Loan Losses	$7,509	$6,797	$22,113	$19,045

OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,366	$1,230	$3,921	$3,532
Gains on sales of loans	$78	$316	$598	$755
Gain on sale of investments	$1	$420	$146	$748
Other	$531	$548	$1,608	$2,416

Total other operating income	$1,976	$2,514	$6,273	$7,451
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,062	$2,522	$8,482	$8,504
Occupancy expense	$1,124	$1,035	$3,135	$3,113
Other	$2,743	$2,590	$7,604	$7,488

Total other operating expenses	$6,929	$6,147	$19,221	$19,105

INCOME BEFORE PROVISION FOR INCOME TAXES	$2,556	$3,164	$9,165	$7,391
Provision for income taxes	$264	$1,155	$2,453	$2,677

NET INCOME	$2,292	$2,009	$6,712	$4,714

Other comprehensive income, unrealized gain on securities, net of income taxes	$630	$709	$1,040	$1,103

COMPREHENSIVE INCOME	$2,922	$2,718	$7,752	$5,817

PER SHARE DATA
Book value	$5.65	$4.92	$5.65	$4.92
Cash dividends	$0.07	$0.04	$0.21	$0.14
Earnings per share basic	$0.25	$0.22	$0.73	$0.51
Earnings per share diluted	$0.24	$0.22	$0.69	$0.51
Average shares outstanding, basic	9,269,375	9,212,280	9,245,303	9,212,280
Average shares outstanding, diluted	9,714,622	9,212,280	9,671,461	9,212,280

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities
Net income	$6,712	$4,714
Adjustments to reconcile net income to net cash provided by operating activities:
Loss(gain) from sale of other real estate owned, net of write-downs	$18	$(154)
Gain on sale of securities	$(146)	$(748)
Gain on sales of loans	$(598)	$(755)
Loss on write-off of fixed assets	$1	$4
Provision for loan losses	$2,450	$700
Depreciation and amortization	$1,445	$1,717
Net amortization (accretion) on securities	$218	$(89)
Increase in unearned net loan fees	$402	$368
Proceeds from sales of loans held for sale	$40,312	$46,370
Originations of loans held for sale	$(39,041)	$(46,057)
Increase in interest receivable and other assets	$(11,588)	$(589)
Increase in other liabilities	$2,792	$268

Net cash provided by operating activities	$2,977	$5,749

Cash Flows from Investing Activities
Maturities of securities available for sale	$9,161	$7,746
Proceeds from sales/calls of securities available for sale	$4,298	$32,804
Purchases of securities available for sale	$(11,424)	$(31,550)
Principal paydowns on securities available for sale	$9,440	$5,917
Increase in loans receivable, net	$(19,874)	$(10,341)
Purchases of premises and equipment	$(4,197)	$(1,277)
Proceeds from sales of other real estate owned	$179	$1,771
Other	$269	$(649)

Net cash (used in) provided by investing activities	$(12,148)	$4,421

Cash Flows from Financing Activities
Increase(decrease) in deposits	$46,098	$(6,338)
Decrease in borrowed funds	$(31,693)	$(15,800)
Increase in repurchase agreements	$8,503	$2,689
Cash dividends paid	$(1,940)	$(1,289)

Net cash provided by (used in) financing activities	$20,968	$(20,738)

Increase(decrease) in cash and cash equivalents	$11,797	$(10,568)
Cash and Cash Equivalents
Beginning of period	$40,025	$44,910

End of period	$51,822	$34,342

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

Note 1 - The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California.  The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other direct subsidiary is Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities.

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

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”), was formed in June 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and should enhance and strengthen the Bank’s capital position and increase its earnings.  Sierra Real Estate Investment Trust was capitalized in August 2002, when the Bank exchange real-estate related assets for 100% of the common and preferred stock of the REIT.  It is anticipated that Sierra Real Estate Investment Trust will issue preferred stock to at least 100 other individual investors in the fourth quarter of 2002.

The Company’s principal source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future.  The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

Note 2 - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year.  Certain amounts reported for 2001 have been reclassified to be consistent with the reporting for 2002.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

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

Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis.  SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition.  Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment.  SFAS No. 142 also requires an analysis of impairment of goodwill at least annually or more frequently upon the occurrence of certain events.  The Company completed an initial assessment of goodwill impairment at June 30, 2002 and determined that no impairment existed.

Upon adoption of SFAS No. 142 on January 1, 2002, the Company had unamortized goodwill totaling $5.5 million that will no longer be subject to periodic amortization but will be evaluated for impairment.  Had goodwill not been amortized for the quarter ended September 30, 2001, the nine months ended September 30, 2001, or the year ended December 31, 2001, net income would have increased by approximately $50,000, $150,000 and $200,000, respectively.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  This Statement is effective for fiscal years beginning after May 15, 2002.  Adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June, 2002.  The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity.  Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain

Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  Statement 146 replaces Issue 94-3 and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  In management’s opinion, the adoption of this statement will not have a material impact on the Company’s financial position or results of its operations.

On October 1, 2002, the FASB issued FASB Statement No. 147, Acquisitions of Certain Financial Institutions. This statement, which provides guidance on the accounting for the acquisition of a financial institution, applies to all acquisitions except those between two or more mutual enterprises (the Board has a separate project on its agenda that will provide guidance on the accounting for transactions between mutual enterprises).  The provisions of Statement 147 reflect the following conclusions:

•

The excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets.  Thus, the specialized accounting guidance in paragraph 5 of FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, will not apply after September 30, 2002.  If certain criteria in Statement 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of that Statement.

•

Financial institutions meeting conditions outlined in Statement 147 will be required to restate previously issued financial statements.  The objective of that restatement requirement is to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement 142 was initially applied (For example, a financial institution that adopted Statement 142 on January 1, 2002, would retroactively reclassify the unidentifiable intangible asset to goodwill as of that date and restate previously issued income statements to remove the amortization expense recognized in 2002).  Those transition provisions are effective on October 1, 2002; however, early application is permitted.

•

The scope of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, is amended to include long-term customer-relationship intangible assets such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

The adoption of Statement No. 147 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 4 - Supplemental Disclosure of Cash Flow Information

During the three months ended September 30, 2002 and 2001, cash paid for interest expense on interest bearing liabilities was $2.1 million and $3.7 million, respectively, while cash paid for income taxes during the three months ended September 30, 2002 and 2001 was $1.1 million and $1.2 million, respectively.  There was $81,000 of real estate acquired in the settlement of loans for the quarter ended September 30, 2002, and $272,000 acquired for the quarter ended September 30, 2001.  There were no loans made to finance the sale of other real estate for the quarters ended September 30, 2002 and September 30, 2001.

During the nine months ended September 30, 2002 and 2001, cash paid for interest expense on interest bearing liabilities was $6.6 million and $13.3 million, respectively, while cash paid for income taxes during the nine months ended September 30, 2002 and 2001 was $3.7 million and $2.2 million, respectively.  There was $888,000 of real estate acquired in the settlement of loans for the nine months ended September 30, 2002, and

 $1.1 million acquired for the nine months ended September 30, 2001.  There were no loans made to finance the sale of other real estate for the nine months ended September 30, 2002, and loans totaling $550,000 for the nine months ended September 30, 2001.

Note 5 - Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends.  Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options.  For the three-month and nine-month periods ended September 30, 2001, the exercise price exceeded the market price of all stock options and there was no dilution.  However, for the third quarter and first nine months of 2002, the dilutive effect of options outstanding calculated under the treasury stock method totaled 445,247 shares and 426,158 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share.

Note 6 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income.  The Company’s only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The Company’s comprehensive income was as follows:

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2002	2001	2002	2001

Net income	$2,292	$2,009	$6,712	$4,714
Other comprehensive income:
Holding gain arising during period, net of tax	631	961	1,145	1,580
Reclassification adjustment, net of tax	(1)	(252)	(105)	(477)

Total other comprehensive income (loss)	630	709	1,040	1,103

Comprehensive income	$2,922	$2,718	$7,752	$5,817

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

Words such as “expects”, “anticipates”, “believes”, and “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed, forecasted in, or implied by such forward-looking statements.

OVERVIEW OF THE RESULTS OF OPERATION
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended September 30, 2002 was $2.3 million compared with $2.0 million for the quarter ended September 30, 2001.  Basic and diluted earnings per share were $.25 and $.24 for the third quarter of 2002 compared to $.22 and $.22 for the third quarter of 2001.  The Company’s annualized return on average equity was 17.57% and annualized return on average assets was 1.35% for the quarter ended September 30, 2002.  This compares to the 18.01% return on average equity and 1.34% return on average assets realized for the quarter ended September 30, 2001.  The Company’s improvement in 2002 third quarter earnings relative to the same period in 2001 represents an increase of 11%.

There were several significant variances in income and expense items between the third quarter of 2002 and the third quarter of 2001.  Principal among those variances was a $1.5 million increase in net interest income.  The Company’s net interest margin increased by 43 basis points, from 5.07% to 5.50%, and $67 million of growth in average earning assets also contributed to the improvement in net interest income.  The net interest margin was depressed in the third quarter of 2001 due to the impact of declining rates on the Company’s asset-sensitive balance sheet.  However, as market conditions changed in the latter part of 2001 the Company’s net interest margin improved and stabilized.  Rate decreases on interest-bearing liabilities caught up with the drop in earning asset yields, and favorable shifts in the composition of both earning assets and interest-bearing liabilities also had a positive impact on the net interest margin.  Offsetting the pickup in net interest income to some extent was a loan loss provision that was $800,000 higher in the third quarter of 2002 than in the third quarter of

2001.  The increased loan loss provision was deemed prudent due to growth in the loan portfolio, higher charge-offs, and continued economic weakness in certain pockets within the Company’s geographic footprint.

Non-interest income for the third quarter of 2002 was $538,000 lower than in the third quarter of 2001, due to the combined impact of non-recurring gains from the sale of investment securities realized in 2001 and lower gains from the sale of loans in 2002.  The decline in non-interest income was exacerbated by a $782,000 unfavorable variance in non-interest expenses.  Overhead expenses increased primarily due to expenses associated with the transition of the Company’s item processing to an in-house operation, year-to-date accruals for losses on low-income housing tax credit investments, higher benefit costs, and a decline in the current-period credit against salaries for loan origination costs.  As a result, the Company’s income before provision for income taxes declined to $2.6 million for the third quarter of 2002 compared to $3.2 million for the third quarter of 2001, a decrease of 19%.  However, net income improved by about 10% during this same period due to a substantial decrease in the provision for income taxes.

Specifically, the Company’s third quarter provision for income taxes was $264,000 in 2002 compared to $1.2 million in 2001, a decrease of $891,000 or 70%.  Enterprise zone interest deductions and low-income housing investment tax credits have had an impact, but the dramatic reduction in the tax provision for this quarter was mainly due to a year-to-date adjustment for the cumulative tax benefit derived from the Company’s real estate investment trust (“REIT”) that was capitalized in August of 2002.  The reduction for the first nine months of 2002 compared to 2001 was more representative of the anticipated continuing impact of the REIT on the Company’s tax liability.  For the first nine months of 2002, the provision for income taxes was $2.5 million compared to $2.7 million in 2001, a decrease of 8% (see “Provision for Income Taxes”).  No assurance can be given that the tax benefits available from the REIT will continue to be available in the future, however, and it is conceivable but unlikely that at some future date a reinterpretation of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed.

Despite the nominal increase in third quarter net income, net income and profitability ratios for the first nine months of 2002 compare very favorably to the first nine months of 2001.  Net income for the nine months ended September 30, 2002 was $6.7 million, in contrast to $4.7 million for the same period in 2001.  The $2 million positive variance represents a 42% increase in net income.  The Company’s return on average equity and return on average assets for the first nine months of 2002 were 18.16% and 1.35%, as compared to 14.80% and 1.06% for the first nine months of 2001.  Basic and diluted earnings per share for the nine month period ended September 30, 2002 were $.73 and $.69, compared to $.51 and $.51 for the same period in the prior year.

As with the quarterly comparison, the largest impact in the year-to-date comparison came from a $4.8 million increase in net interest income.  This resulted from a 55 basis point increase in the Company’s net interest margin, from 4.90% to 5.45%, and a $63 million increase in average earning assets.  The loan loss provision was $1.75 million higher for first nine months of 2002 than in the first nine months of 2001, however, and a $1.2 million drop in non-interest income also suppressed overall earnings growth.  Exclusive of the impact of one-time gains from the sale of loan servicing rights and investment securities in the first nine months of 2001, however, non-interest income would have increased by over $500,000.

Despite substantial asset growth and the aforementioned increases in third quarter expenses, total non-interest expenses were only $116,000 higher in the first nine months of 2002 than in the first nine months of 2001.  Recurring overhead expenses should decline late in the fourth quarter of 2002, when outsourcing charges for item processing are finally eliminated.  Even with additional premises, equipment, software, and personnel charges factored in, in-house item processing should significantly reduce total non-interest expenses as the latest check capture and imaging technologies are employed to increase efficiency and enhance customer service.  No assurance can be given, however, that any of these projected cost savings will indeed be realized or will not be offset by unrelated cost increases.

FINANCIAL CONDITION SUMMARY

The Company’s total assets increased by $32 million, or 4.9%, from December 31, 2001 to September 30, 2002.  Gross loans increased by $16 million, or 3.3%, to an aggregate balance of $503 million at the end of September 2002.  As no branches have been added since May of 2000, this growth was all generated by increased penetration of the Company’s current markets.  Investment securities declined by $10 million, or about 10.7%, while cash and balances due from banks increased by approximately $12 million, or 29.5%, from $40 million at the end of December 2001 to $52 million at the end of September 2002.  The increase in cash and due from banks is primarily due to a temporary increase in cash items in process of collection from the Federal Reserve Bank; total cash and due from banks has subsequently declined to close to its year-to-date average of $36 million.  Other significant asset changes during the first nine months of 2002 include a $9 million investment in bank-owned life insurance and a $3 million equity investment in a low-income housing tax credit fund, both of which are classified as “other assets”.

Since December 31, 2001, the most notable change in deposits is a $38 million increase in time deposits over $100,000.  This mainly represents the addition of brokered deposits to replace overnight borrowings from the Federal Home Loan Bank, which declined by $38 million. This is considered by management to be an interim measure to take advantage of relatively low rates in the wholesale deposit market and improve the Company’s shorter-term liquidity.  In the longer term, the Company anticipates replacing these brokered deposits with core deposits generated in its branches, although no assurance can be given that this will happen.  Money market deposits increased by $18 million from the end of 2001 to September 30, 2002.  However, it is likely that some of this money came from maturing time deposits under $100,000, which dropped by almost $15 million during the same time period.  It is management’s sentiment that the current volatility in equity markets presents further opportunity to encourage migration into the Bank’s relatively stable deposit products, although no assurance can be given that this will indeed occur.  Another funding source is represented by securities sold under agreement to repurchase (Repo’s), which is the investment vehicle for customer “sweep account” arrangements.  Repo’s increased by more than $8 million from the end of December 2001 to the end of September 2002.  Additionally, the Company had $6 million in fed funds purchased at September 30, 2002, up from zero at the end of 2001.  However, as cash and balances due from banks has declined the need for these temporary short-term funds has been eliminated for the time being.

Due primarily to the retention of earnings, the Company’s total shareholders’ equity increased from $46 million at December 31, 2001 to $52 million at September 30, 2002.  This is an increase of $6 million, or about 13.6%.  The Company’s total risk-based capital ratio at September 30, 2002 was 12.11%.

EARNINGS PERFORMANCE

As previously noted and reflected in the Consolidated Statements of Income, during the quarter and for the nine months ended September 30, 2002 the Company generated net income of $2.3 million and $6.7 million, as compared to $2.0 million and $4.7 million for the same periods in 2001.  The Company earns income from two primary sources:  net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net non-interest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volumes, and mix associated with its funding sources.  The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Average Balances and Rates table which immediately follows reflects the Company’s quarterly average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the periods noted.

Average Balances and Rates

	For the Quarter Ended September 30, 2002(a)			For the Quarter Ended September 30, 2001(a)

(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield (4)	Average Balance	Income/ Expense	Average Rate/Yield (4)

Assets
Investments:
Federal Funds Sold & Due from Time	$15,027	$69	1.82%	$13,769	$128	3.69%
Taxable	$40,732	$600	5.84%	$61,378	$907	5.86%
Non-taxable(1)	$43,671	$457	4.15%	$41,618	$494	4.71%
Equity	$1,826	$99	21.51%	$2,035	$13	2.53%

Total Investments	$101,256	$1,225	4.80%	$118,800	$1,542	5.15%

Loans:(2)
Agricultural	$9,294	$187	7.98%	$10,238	$221	8.56%
Commercial	$92,010	$1,537	6.63%	$81,698	$1,860	9.03%
Real Estate	$336,909	$6,408	7.55%	$273,397	$5,515	8.00%
Consumer	$48,503	$950	7.77%	$37,241	$1,019	10.86%
Credit Cards	$10,883	$328	11.96%	$11,803	$363	12.20%
Other	$6,289	$—	0.00%	$6,235	$—	0.00%

Total Loans	$503,888	$9,410	7.41%	$420,612	$8,978	8.47%

Other Earning Assets	$1,040	$—	0.00%	$—	$—	0.00%

Total Earning Assets	$606,184	$10,635	6.96%	$539,412	$10,520	7.74%

Non-Earning Assets	$66,948			$57,426

Total Assets	$673,132			$596,838

Liabilities and Stockholders’ Equity
Interest Bearing Deposits:
NOW	$50,136	13	0.10%	$45,909	$27	0.23%
Savings Accounts	$35,643	46	0.51%	$29,642	$60	0.80%
Money Market	$109,317	482	1.75%	$95,870	$782	3.24%
TDOA’s, IRA & KEOGH’s	$18,646	106	2.26%	$21,082	$235	4.42%
Certificates of Deposit<$100,000	$93,593	524	2.22%	$117,063	$1,381	4.68%
Certificates of Deposit>$100,000	$117,304	743	2.51%	$93,689	$1,027	4.35%

Total Interest Bearing Deposits	$424,639	$1,914	1.79%	$403,255	$3,512	3.46%
Borrowed Funds:
Federal Funds Purchased	$782	$—	0.00%	—	—	0.00%
Repurchase Agreements	$29,123	$79	1.08%	$16,242	$111	2.71%
Other Borrowings	$15,039	$233	6.15%	$—	—	0.00%

Total Borrowed Funds	$44,944	$312	2.75%	$16,242	$111	2.71%

Total Interest Bearing Liabilities	$469,583	$2,226	1.88%	$419,497	$3,623	3.43%
Demand Deposits	$142,274			$125,738
Other Liabilities	$9,535			$7,344
Stockholders’ Equity	$51,740			$44,259

Total Liabilities and Stockholders’ Equity	$673,132			$596,838

Interest Income/Earning Assets			6.96%			7.74%
Interest Expense/Earning Assets			1.46%			2.66%

Net Interest Income and Margin(3)		$8,409	5.50%		$6,897	5.07%

(a)	Average balances are obtained from the best available daily or monthly data
(1)	Yields on tax exempt income have not been computed on a tax equivalent basis
(2)

Loan fees have been included in the calculation of interest income. Loan fees were approximately $208 thousand and ($2083) thousand for the quarters ended September 30, 2002 and 2001. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Annualized

Net interest income for the third quarter of 2002 was $8.4 million compared to $6.9 million for the third quarter of 2001, which constitutes an increase of $1.5 million, or about 22%.  Of this increase, approximately $400,000 can be attributed to rate changes and $1.1 million is due to volume changes.  The volume changes are evident when analyzing average earning asset balances, which were $75 million higher in the third quarter of 2002 than in the third quarter of 2001.  Moreover, third quarter average loan balances actually increased by $83 million from 2001 to 2002, while lower-yielding investment balances and fed funds sold declined by $18 million on average for the same period.  The favorable shift on the asset side was reinforced by a $24 million increase in the average balance of relatively low-cost money market demand, savings, and NOW accounts, and a $17 million increase in average interest-free demand deposits.  Other borrowings, however, reflect the addition of $15 million in trust-preferred securities which bear an annual percentage rate that averaged approximately 6.15% during the third quarter of 2002.

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

Volume & Rate Variances

	Quarter Ended September 30, 2002 over 2001			Nine Month Ended September 30, 2002 over 2001

	Increase (decrease) due to			Increase (decrease) due to

(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Assets:
Investments:
Federal funds sold / Due from time	$12	(71)	$(59)	$40	(250)	$(210)
Taxable	$(305)	(2)	$(307)	$(857)	(171)	$(1,028)
Non-taxable(1)	$24	(61)	$(37)	$104	(199)	$(95)
Equity	$(1)	87	$86	$2	78	$80

Total Investments	$(270)	(47)	$(317)	$(712)	(541)	$(1,253)

Loans:
Agricultural	$(20)	(14)	$(34)	$(157)	(52)	$(209)
Commercial	$235	(558)	$(323)	$1,053	(1,500)	$(447)
Real Estate	$1,281	(388)	$893	$3,361	(2,967)	$394
Consumer	$308	(377)	$(69)	$946	(776)	$170
Credit Cards	$(28)	(7)	$(35)	$(96)	11	$(85)

Total Loans	$1,775	(1,343)	$432	$5,106	(5,283)	$(177)

Other Earning Assets	$—	—	$—	$—	—	$—

Total Earning Assets	$1,505	(1,390)	$115	$4,394	(5,824)	$(1,430)

Liabilities
Interest Bearing Deposits:
NOW	$2	(16)	$(14)	$26	(192)	$(166)
Savings Accounts	$12	(26)	$(14)	$45	(238)	$(193)
Money Market	$110	(410)	$(300)	$727	(1,676)	$(949)
TDOA’s & IRA’s	$(27)	(102)	$(129)	$(36)	(332)	$(368)
Certificates of Deposit < $100,000	$(277)	(580)	$(857)	$(1,005)	(2,120)	$(3,125)
Certificates of Deposit > $100,000	$259	(543)	$(284)	$216	(2,272)	$(2,056)

Total Interest Bearing Deposits	$79	(1,677)	$(1,598)	$(27)	(6,830)	$(6,857)

Borrowed Funds:
Federal Funds Purchased	$—	—	$—	$—	66	$66
Repurchase Agreements	$88	(120)	$(32)	$381	(479)	$(98)
Other Borrowings	$233	—	$233	$753	(112)	$641

Total Borrowed Funds	$321	(120)	$201	$1,134	(525)	$609

Total Interest Bearing Liabilities	$400	(1,797)	$(1,397)	$1,107	(7,355)	$(6,248)

Net Interest Margin/Income	$1,105	407	$1,512	$3,287	1,531	$4,818

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin for the third quarter of 2002 was 5.50%, a 43 basis point improvement compared to the 5.07% margin in the third quarter of the previous year.  Part of the reason for the marked improvement is that the Company’s net interest margin in the third quarter of 2001 was relatively low due to the negative impact of market interest rate changes.  Market interest rates began to drop at the beginning of 2001 and continued to decline for the remainder of the year.  As interest rates fell, the Company’s weighted-average yield on earning assets declined more quickly than its cost of interest-bearing liabilities, causing its net interest margin to compress.  As rates stabilized, however, the Company’s yield on earning assets stopped declining, yet the rates paid on interest-bearing liabilities continued to fall until they caught up with the market.  As evidence of this, the Company’s yield on earning assets for the third quarter of 2002 is 78 basis points lower that in the third quarter of 2001, while its cost of interest-bearing liabilities is 155 basis points lower when comparing like periods.  These developments had a positive impact on the Company’s net interest margin, which increased in the latter part of 2001 and has consistently been in the mid-5% range during 2002.  Although management anticipates that the Company’s net interest margin will continue at this level, there is no assurance going forward that further fluctuations in market interest rates or other supply and demand issues will not have a negative impact on the Company’s net interest margin and/or net interest income.

The discussion relating to quarterly variances also bears applicability to year-to-date results, which are next reviewed.  The Average Balances and Rates table that immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first nine months of 2002 and 2001.

Average Balances and Rates

	Nine Months Ended September 30, 2002(a)			Nine Months Ended September 30, 2001(a)

(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield (4)	Average Balance	Income/ Expense	Average Rate/Yield (4)

Assets
Investments:
Federal Funds Sold & Due from Time	$13,664	$182	1.78%	$12,412	$392	4.22%
Taxable	$43,924	$1,865	5.68%	$62,409	$2,893	6.20%
Non-taxable(1)	$44,832	$1,427	4.26%	$41,973	$1,522	4.85%
Equity	$2,202	$156	9.47%	$2,154	$76	4.72%

Total Investments	$104,622	$3,630	4.64%	$118,947	$4,883	5.49%

Loans:(2)
Agricultural	$9,165	$490	7.15%	$11,828	$699	7.90%
Commercial	$89,649	$4,463	6.66%	$73,822	$4,910	8.89%
Real Estate	$331,025	$19,031	7.69%	$280,448	$18,637	8.88%
Consumer	$48,948	$2,855	7.80%	$36,194	$2,685	9.92%
Credit Cards	$10,906	$1,055	12.93%	$11,910	$1,140	12.80%
Other	$7,786	$—	0.00%	$5,554	$—	0.00%

Total Loans	$497,479	$27,894	7.50%	$419,757	$28,071	8.94%

Other Earning Assets	$1,031	$—		$—	$—

Total Earning Assets	$603,132	$31,524	6.99%	$538,704	$32,954	8.18%

Non-Earning Assets	$63,411			$57,654

Total Assets	$666,543			$596,358

Liabilities and Stockholders’ Equity
Interest Bearing Deposits:
NOW	$50,949	38	0.10%	$45,206	$204	0.60%
Savings Accounts	$34,003	130	0.51%	$29,832	$323	1.45%
Money Market	$105,346	1,407	1.79%	$80,495	$2,356	3.91%
TDOA’s, IRA & KEOGH’s	$19,101	357	2.50%	$20,105	$725	4.82%
Certificates of Deposit<$100,000	$98,114	1,757	2.39%	$123,543	$4,882	5.28%
Certificates of Deposit>$100,000	$114,261	2,244	2.63%	$108,807	$4,300	5.28%

Total Interest Bearing Deposits	$421,774	$5,933	1.88%	$407,988	$12,790	4.19%
Borrowed Funds:
Federal Funds Purchased	$4,399	$66	2.01%	$3	$—	0.00%
Repurchase Agreements	$29,239	$267	1.22%	$14,307	$365	3.41%
Other Borrowings	$15,488	$695	6.00%	$1,036	$54	6.97%

Total Borrowed Funds	$49,126	$1,028	2.80%	$15,346	$419	3.65%

Total Interest Bearing Liabilities	$470,900	$6,961	1.98%	$423,334	$13,209	4.17%
Demand Deposits	$138,093			$124,056
Other Liabilities	$8,124			$6,385
Stockholders’ Equity	$49,426			$42,583

Total Liabilities and Stockholders’ Equity	$666,543			$596,358

Interest Income/Earning Assets			6.99%			8.18%
Interest Expense/Earning Assets			1.54%			3.28%

Net Interest Income and Margin(3)		$24,563	5.45%		$19,745	4.90%

(a)	Average balances are obtained from the best available daily or monthly data
(1)	Yields on tax exempt income have not been computed on a tax equivalent basis
(2)

Loan fees have been included in the calculation of interest income. Loan fees were approximately $467 thousand and ($2250) thousand for the nine months ended September 30, 2002 and 2001. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(3)	Represents net interest income as a percentage of average interest-earning assets.
(4)	Annualized

Volume and rate variances for the nine months ended September 30, 2002 and September 30, 2001 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously.  Net interest income for the first nine months of 2002 was $24.6 million compared to $19.7 million for the first nine months of 2001, which constitutes an increase of $4.8 million, or about 24%.  Of this increase, approximately $1.5 million can be attributed to rate changes and $3.3 million is due to volume changes.  Earning asset balances were $63 million higher in the first nine months of 2002 than in the first nine months of 2001.  The same shift from lower to higher-earning assets can be seen for the first nine months as for the third quarter, with average loans increasing by $78 million, or 19%, and average investments and fed funds sold declining by $14 million, or 12%.  The redistribution of certain deposit types for the first nine months of 2002 relative to the first nine months of 2001 also had a favorable impact on the Company’s net interest margin.  Aggregate time deposits fell by $21 million, while lower-cost money market demand, savings, and NOW accounts increased by $35 million and interest-free demand deposits increased by $14 million.  The average balance of Repo’s increased by $15 million in the first nine months of 2002 relative to the first nine months of 2001, and $15 million in trust-preferred securities that were issued in November 2001 were reflected in the year-to-date 2002 average balance.

The year-to-date net interest margin increased for the same reasons outlined in the discussion of the quarterly net interest margin.  The Company’s net interest margin for the first nine months of 2002 was 5.45%, an increase of 55 basis points relative to the 4.90% net interest margin realized for the first nine months of 2001.  Given current earning assets of approximately $602 million, this variance equates to an annual gain of almost $3.7 million in net interest income.

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

 For the quarter ended September 30, 2002 the Company’s provision for loan losses was $900,000, an increase of $800,000 relative to the $100,000 loan loss provision recognized in the third quarter of 2001.  On a year-to-date basis, the loan loss provision through September 30, 2002 was $2.5 million, an increase of $1.8 million over the $700,000 provision for the comparable period in 2001.  The increased 2002 loan loss provision is largely the result of growth in the Company’s loan portfolio, but was also impacted by increased charge-offs, higher average non-accrual balances, and a relatively weak local economy.  The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

NON-INTEREST INCOME AND EXPENSE

The following table provides details on changes in the Company’s non-interest income and non-interest expenses from 2001 to 2002, both for the third quarter and September year-to-date.

Non Interest Income/Expense

	For the Three-Month Period Ended September 30,				For the Nine-Month Period Ended September 30,

(dollars in thousands, unaudited)	2002	% of Total	2001	% of Total	2002	% of Total	2001	% of Total

OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,366	69.13%	$1,230	48.93%	$3,921	62.51%	$3,532	47.40%
Other service charges, commissions & fees	$386	19.53%	$338	13.44%	$1,263	20.13%	$985	13.22%
Gains on sales of loans	$78	3.95%	$316	12.57%	$598	9.53%	$755	10.13%
Loan servicing income	$86	4.35%	$171	6.80%	$196	3.12%	$1,154	15.49%
Other	$60	3.04%	$459	18.26%	$295	4.70%	$1,025	13.76%

Total non-interest income	$1,976	100.00%	$2,514	100.00%	$6,273	100.00%	$7,451	100.00%
As a percentage of average earning assets		1.31%		1.87%		2.10%		2.79%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,062	44.19%	$2,522	41.03%	$8,482	44.13%	$8,504	44.51%
Occupancy costs
Furniture & equipment	$552	7.97%	$493	8.02%	$1,565	8.14%	$1,506	7.88%
Premises	$572	8.26%	$542	8.82%	$1,571	8.17%	$1,607	8.41%
Advertising and marketing costs	$257	3.71%	$127	2.07%	$786	4.09%	$677	3.54%
Data processing costs
Item processing costs	$405	5.84%	$352	5.73%	$1,109	5.77%	$1,032	5.40%
Other data processing	$179	2.58%	$148	2.41%	$553	2.88%	$374	1.96%
Deposit services costs	$234	3.38%	$255	4.15%	$782	4.07%	$825	4.32%
Goodwill	$—	0.00%	$89	1.45%	$—	0.00%	$252	1.32%
Loan services costs
Loan processing	$158	2.28%	$122	1.98%	$478	2.49%	$399	2.09%
ORE owned	$46	0.66%	$15	0.24%	$68	0.35%	$96	0.50%
Credit card	$153	2.21%	$144	2.34%	$426	2.22%	$431	2.26%
Other loan services	$4	0.06%	$2	0.03%	$18	0.09%	$26	0.14%
Other operating costs
Telephone & data communications	$194	2.80%	$273	4.44%	$584	3.04%	$795	4.16%
Postage & mail	$121	1.75%	$111	1.81%	$362	1.88%	$325	1.70%
Other	$363	5.24%	$60	0.98%	$588	3.06%	$198	1.04%
Professional services costs
Legal & accounting	$260	3.75%	$586	9.53%	$810	4.21%	$853	4.46%
Other professional service	$156	2.25%	$82	1.33%	$524	2.73%	$644	3.37%
Stationery & supply costs	$172	2.48%	$172	2.80%	$410	2.13%	$476	2.49%
Sundry & tellers	$41	0.59%	$52	0.85%	$105	0.55%	$85	0.44%

Total non-interest Expense	$6,929	100.00%	$6,147	100.00%	$19,221	100.00%	$19,105	100.00%

As a % of average earning assets		4.58%		4.57%		6.43%		7.15%

The Company’s results reflect a drop in non-interest income, which was $538,000 lower in the quarter ended September 30, 2002 than the quarter ended September 30, 2001, and $1.2 million lower in the first nine months of 2002 than the first nine months of 2001.  These negative variances resulted mainly from one-time gains realized in 2001.

Service charges on deposit accounts increased by $136,000, or 11%, for the third quarter, and by $389,000, or 11% for the first nine months.  The increase is attributed to similar increases in average transaction account balances.  Other service charges and fees increased by $48,000, or 14%, for the third quarter.  The increase in other service charges and fees for the first nine months of the year was $278,000, or 28%, and was disproportionately larger than for the third quarter alone due in part to a $75,000 recovery of prior year fees in the first quarter of 2002.  Also impacting other service charges and fees was the change in the company’s practices concerning residential real estate mortgages discussed below, which resulted in an increase in those fees and a decrease in loan sales income.

Loan sales income declined by $238,000, or 75%, for the quarter, and by $157,000, or 21%, on a year-to-date basis.  Since the Company entered into a strategic alliance with MoneyLine Lending Services in March of 2002 and no longer directly originates residential real estate mortgages, the decline in loan sales income and related mortgage origination costs was expected for the third quarter.  The Company still receives a fee for successful mortgage applications it refers to MoneyLine, though, which is reflected in “other service charges, commissions, and fees”.  While only $33,000 in fees had been realized through September 30, 2002, the Company has recently increased advertising in what appears to be a successful attempt to boost awareness of this product among Bank customers and generate additional referral fees.  These fees were $11,000 for the month of September, and are on track to increase for the remaining months of the year.

Loan servicing income fell by $85,000 for the third quarter of 2002 in comparison to the third quarter of 2001, and experienced the largest year-to-date decline from 2001 to 2002 of any single non-interest income category, dropping by $958,000, or 83%.  This decline was due to the sale of much of the Company’s mortgage loan servicing rights in the first half of 2001, which resulted in one-time gains on sales and reduced the amount of recurring income from servicing fees.  The volume of loans serviced for others declined from $173 million at December 31, 2000 to $59 million at December 31, 2001, and fell further to a total of $44 million of mostly agricultural loans at September 30, 2002.  The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future.  Management expects to sell a limited number of such loans on a servicing-release basis in the future, but will refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination under the strategic alliance described above.

Other non-interest income, which includes gains and losses on investments and gains and losses on the disposition of fixed assets and real properties, fell by $399,000, or 87%, for the third quarter, and $730,000, or 71%, for the first nine months.  This drop was due mainly to $755,000 in investment gains realized in the first nine months of 2001 from the sale of securities, with $316,000 of those gains coming in the third quarter.  Additionally, the Company wrote-off the approximate $90,000 remaining book value of the its investment in Sphinx International, Inc. in the first quarter of 2002, but this was more than offset by the receipt in July 2002 of a $240,000 cash dividend from Sphinx.  Sphinx was formerly known as Phoenix International Ltd., Inc., a computer software company which specialized in the production and marketing of client user software for financial institutions.  In 2001, Sphinx sold substantially all of its assets (including all of its operating business) and certain of its liabilities to London Bridge Phoenix Software, Inc., and a partial distribution of the sale proceeds has been remitted to Sphinx shareholders.  The write-off was made pursuant to the receipt of correspondence from Sphinx International, Inc., which is in the process of dissolution, outlining potential liabilities that exceeded its remaining assets.  The cash dividend was paid subsequent to the successful resolution of some of those liabilities.

Total non-interest expense increased by $782,000, or 13%, from $6.1 million in the third quarter of 2001 to $6.9 million in the third quarter of 2002.  However, for the first nine months of 2002 versus the first nine months of 2001 total non-interest expenses increased by only $116,000, or less than 1%, from $19.1 million to $19.2 million.  Total non-interest expenses were approximately the same percentage of average earning assets during the third quarter of 2001 and the third quarter of 2002.  For the first nine months, however, they fell from 7.15% of average earning assets in 2001 to 6.44% in 2002.

In an effort to control overhead expenses and enhance profitability, staff levels were reduced in June 2001 to 293 full-time equivalents (FTE’s) from 324 FTE’s at March 31, 2001.  Total FTE’s remained at relatively low levels for the remainder of 2001 and much of 2002 and still only numbered 297 at June 30, 2002, but had increased to 313 by September 30, 2002.  This increase is due in part to staffing for the in-house item processing operation, but also resulted from a focused effort to enhance business development prospects in strategic geographic areas and ensure adequate resources for technology initiatives.  Salaries and employee benefits were approximately $540,000 higher for the third quarter of 2002 than for the third quarter of 2001, an increase of 21%, but not all of the total increase is directly attributable to staff additions.  The increase includes annual salary adjustments for existing staff and a $115,000 increase in the cost of employee benefits.  Furthermore, the credit to salaries for loan origination costs, which are taken out of current period expenses and amortized as a yield adjustment over the life of the applicable loans pursuant to SFAS 91, declined by $140,000 due to lower loan origination activity.  Despite the third quarter increase, salary and benefit expenses were actually $22,000 lower for the first nine months of 2002 than for the first nine months of 2001, and were also somewhat lower as a percentage of total non-interest expenses (44.1% compared to 44.5%).

In addition to salaries and benefits, various other expense categories increased in the third quarter due to the initiation of in-house item processing, including rent, furniture and equipment, advertising and marketing, education and training, and postage costs.  However, the cost of outsourcing item processing, which totaled $405,000 for the third quarter of 2002, should be completely eliminated by the end of the year.  At that point, total overhead should go down by approximately $70,000 to $80,000 per month as a direct result of bringing item processing in-house, even after factoring in any additional recurring costs.

Other cost control efforts are evident in the telephone and data communications area, and in stationery and supply costs.  Communication expenses were reduced by $79,000, from $273,000 in the third quarter of 2001 to $194,000 in the first quarter of 2002, and dropped by $211,000 on a year-to-date basis, from $795,000 in the first nine months of 2001 to $584,000 in the first nine months of 2002.  They fell from 4.1% to 3.0% of total non-interest expenses for the same periods.  Despite additional supplies purchased for the start-up of item processing, supply costs fell by $66,000, or 14%, from the first nine months of 2001 to the first nine months of 2002.  Also, as previously discussed, the amortization of goodwill was discontinued in 2002, causing an $89,000 reduction in that category for the third quarter of 2002 and a $252,000 reduction for the first nine months of 2002 relative to the same periods in the prior year.  Legal and accounting expenses also show a dramatic decline of $326,000, or 56%, for the third quarter of 2002 relative to the third quarter of 2001, due mainly to expenses incurred in 2001 relative to the formation of a holding company and the issuance of trust-preferred securities.

Occupancy costs were $89,000 higher in the third quarter of 2002 versus the same quarter in the previous year, although on a year-to-date basis they were only $23,000 higher in 2002 than in 2001 due mainly to an aggressive deferred maintenance program undertaken in early 2001.  Excluding item processing costs, data processing expenses increased by $31,000 for the third quarter and $179,000 for the first nine months of 2002 relative to 2001, as technology expenditures were made primarily for Web site enhancements, software upgrades, and software maintenance.  Other operating costs show an increase of over $300,000 for the quarter, ballooning from $60,000 in the third quarter of 2001 to $363,000 in the third quarter of 2002 due mainly to the booking of limited partnership losses on low-income housing tax credit funds.  Although these losses are factored into pre-investment total return analyses and were anticipated, approximately $100,000 in losses from 2001 were not finalized or booked until July of 2002.  Additionally, in July 2002 the Company commenced accruing for 2002 losses, which are estimated to be $190,000 on a year-to-date basis through September 30, 2002.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, as adjusted for permanent differences between pretax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions and tax credits. An additional permanent difference arose as a result of the formation of a real estate investment trust (“REIT”) which began operations in August 2002. Thus, the Company adjusted its tax accrual effective August 2002 to allow for the year-to-date impact of the REIT. No assurance can be given that the tax benefits available from the REIT will continue to be available in the future. In addition, there is a possibility that a future modification of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed, though, in the opinion of management, it is unlikely.

Largely because of the impact of the reit, the company’s third quarter tax accrual fell by $891,000, from $1.2 million in 2001 to $264,000 in 2002.  The year to date tax accrual as of the end of September was $2.7 million, or 36.2% of pre-tax income for 2001, and $2.5 million, or 26.8% of pretax income for 2002.

BALANCE SHEET ANALYSIS

EARNING ASSETS

INVESTMENT PORTFOLIO

The major components of the Company’s earning asset base are its investment securities portfolio and loan portfolio.  The detailed composition and growth characteristics of these two portfolios are significant to any analysis of the financial condition of the Bank, and the loan portfolio will be discussed in a later section of this Form 10-Q.  Although the Company currently has the intent and the ability to hold its marketable investment securities to maturity, all are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  Pursuant to SFAS 115, the balance of available for sale securities is shown on the Company’s financial statements at its estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the “accumulated other comprehensive income” account in shareholders equity.

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

Investment Portfolio

	September 30, 2002		December 31, 2001

(dollars in thousands, unaudited)	Cost	Fair Market Value	Cost	Fair Market Value

Available for Sale
US Treasury securities	$208	$215	$1,002	$1,025
US Gov’t agencies	$14,361	$14,921	$18,824	$19,548
Mortgage-backed securities	$19,278	$19,959	$21,257	$21,507
Corporate bonds	$4,502	$4,629	$4,996	$5,210
State & political subdivisions	$40,560	$43,002	$44,477	$45,284
Other equity securities	$6	$12	$100	$115

Total Investment Securities	$78,915	$82,738	$90,656	$92,689

Inclusive of fed funds sold, total investments were $83 million at September 30, 2002, a decrease of $10 million, or 10.7%, from the $93 million reported at December 31, 2001.  Since there were no fed funds sold on either date, the entire decrease was in investment securities.  At the end of the second quarter 2002, the Company had $12.5 million invested overnight in fed funds sold to other financial institutions.  This “excess liquidity” was invested in bank-owned life insurance in September and October of 2002, which should have a positive impact on profitability since bank-owned life insurance has the potential to provide annual tax-equivalent gains of 9% or greater, while fed funds are currently yielding approximately 1.75%.  However, no assurance can be given that this will indeed occur, and some of the yield differential may be used to offset the cost of supplemental executive retirement plans that are under consideration.  Investment balances declined because the Company has expanded its external liquidity sources such as credit lines from correspondent banks and the Federal Home Loan Bank, and has cultivated accessibility to other sources such as brokered deposits in order to reduce reliance on the investment portfolio for potential liquidity purposes.  Securities that were pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $51 million at September 30, 2002, and $55 million at December 31, 2001.

As discussed earlier in this report in the Non-Interest Income and Expense section, the Company wrote off the remaining $90,000 book value of its investment in Sphinx International, Inc. in the first quarter of 2002.  Sphinx International, Inc. stock was held by Sierra Phoenix, a wholly-owned subsidiary of the Bank.  The Bank’s investment in Sierra Phoenix was later transferred to Sierra Bancorp by means of a property dividend, subsequent to which Sierra Phoenix was dissolved.

LOAN PORTFOLIO

The Company’s total gross loans increased by $16.2 million, or 3.3%, from the end of December 2001 to September 30, 2002, with all growth coming from established branches.  Most of the growth came in the first half of the year as demand for the Company’s primary loan products appeared to level off during the summer.  Current marketing plans include programs to stimulate loan demand, and additional growth may be allowed in other products where demand is currently stronger to boost loan growth during the fourth quarter of 2002.  Management believes that it can continue to leverage the Company’s current infrastructure to achieve continued growth in loans without substantial cost increases, although no assurance can be given that this growth will materialize.  The Company is also investigating the selective addition of branches in significant markets where it already has a presence but has relatively low penetration.  Specifically, Bakersfield at the south end of the Company’s geographic footprint and Fresno at the north end represent expanding markets with growth potential.

A comparative schedule of the distribution of the Company’s loans at September 30, 2002 and December 31, 2001 is presented in the Loan Distribution table.  The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category.  The figures noted for each category are also presented as percentages of total loans, for ease of reviewer analysis.

Loan Distribution

(dollars in thousands, unaudited)	September 30 2002	December 31 2001

Agricultural	$10,597	$14,471
Commercial and industrial	$70,635	$71,857
Small Business Administration loans	$22,514	$16,942
Real Estate:
Secured by commercial/professional office Properties including construction and development	$227,711	$196,455
Secured by residential properties	$91,588	$106,772
Secured by farmland	$18,722	$16,998
Held for sale	$257	$1,048

Total Real Estate	$338,278	$321,273
Consumer loans	$49,963	$50,714
Credit cards	$10,889	$11,344

Total Loans	$502,876	$486,601

Percentage of Total Loans
Agricultural	2.11%	2.97%
Commercial and industrial	14.05%	14.77%
Small Business Administration loans	4.48%	3.48%
Real Estate:
Secured by commercial/professional office Properties including construction and development	45.28%	40.37%
Secured by residential properties	18.21%	21.94%
Secured by farmland	3.72%	3.49%
Held for sale	0.05%	0.22%

Total Real Estate	67.27%	66.02%
Consumer loans	9.94%	10.42%
Credit cards	2.17%	2.34%

Total	100.00%	100.00%

The most significant increase for any single category of loans was real estate loans secured by commercial/professional office properties, which grew by $31 million, or 16%, and increased from 40.4% to 45.3% of total loans from December 31, 2001 to December 31, 2002.  Management expects to see continued strong growth in this category, particularly in the Fresno and Bakersfield markets where the Company currently has a relatively small share of an expanding market, although no assurance can be given that this will indeed occur.  Residential mortgage loans, including those held for sale, dropped by $16 million, or 15%, and fell from 21.9% to 18.2% of total loans for reasons outlined in the previous “Non-Interest Income and Expense” section.  Small Business Administration (“SBA”) loans increased by $5.6 million, or 33%.  The Company has been a leader in the generation of SBA loans in the SBA’s Fresno District, and a reorganization in the Company’s Small Business lending unit in 2002 has allowed it to continue to provide a high level of service and focus on serving the needs of small businesses in its service area.  Agriculture-related loans, including real estate loans secured by farmland, continued to decline, falling from almost 6.5% to less than 6% of total loans.  Their combined balances fell by $2.2 million, or 7%.  Due to lingering problems in the agricultural industry, the Company continues to be highly selective in its agricultural lending activities.

Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors.  During the first nine months of 2001 the Company’s mortgage loan servicing portfolio was sold, and the Bank now only provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans.  Loans currently serviced for others total $44 million, compared to $59 million serviced at December 31, 2001.

In the normal course of business, the Bank makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Unused commitments to extend credit totaled $169 million at September 30, 2002 as compared to $152 million at December 31, 2001, although it is expected that not all of these commitments will ultimately be drawn upon.  These commitments represented approximately 34% and 31% of outstanding gross loans at each of the periods noted, respectively.  The Bank’s stand-by letters of credit at September 30, 2002 and December 31, 2001 were $4.6 million and $4.4 million, respectively.  This represented 2.7% of total commitments at September 30, 2002 and 2.9% of total commitments at December 31, 2001.

NON-ACCRUAL AND RESTRUCTURED LOANS

The Non-performing Assets table presents comparative data for non-accrual and restructured loans and other assets.  Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan.  At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt.  These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued.

Non-performing Assets

(dollars in thousands, unaudited)	September 30 2002	December 31 2001

NON-ACCRUAL LOANS:
Agricultural	$—	$185
Commercial and industrial	$915	$1,022
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$503
Secured by NonFarm/NonResidential	$102	$—
Secured by residential properties	$10	$—
Secured by farmland	$2,849	$4,945
Consumer loans	$101	$22
Credit cards	$27	$39
Other loans	$20	$—

Total	$4,024	$6,716

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$1,418
Commercial and Industrial	$902	$867
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—
Secured by residential properties	$323	$640
Secured by farmland	$—	$—
Consumer loans	$—	$126
Credit cards	$—	$17

Total	$1,225	$3,068

TOTAL NONPERFORMING LOANS	$5,249	$9,784

Restructured loans	N/A	N/A
Other real estate owned	$1,319	$769
Total nonperforming assets	$6,568	$10,553
Nonperforming loans as percentage of total gross loans	1.04%	2.01%
Nonperforming assets as a percentage of total gross loans and other real estate owned	1.31%	2.17%

Non-performing assets dropped to $6.6 million at September 30, 2002 from $10.6 million at December 31, 2001, a decrease of nearly $4 million or 38%.  Total non-performing assets fell to 1.31% of total gross loans and OREO at September 30, 2002 from 2.17% at December 31, 2001.  Part of this reduction is due to the Company’s aggressive stance relative to certain loans that were ultimately charged off during the first nine months of 2002; year-to-date net charge-offs at September 30, 2002 were $2.8 million.  Some problem loans were successfully resolved, though, and the Company’s exposure to one agricultural-related borrower in particular declined from approximately $4.5 million to $2 million.  A different agricultural-related borrower is now experiencing difficulties, however, and non-performing balances could climb again by the end of the year if negotiations for the sale of this particular borrower’s properties do not conclude by then.  The performance of any individual loan can be impacted by circumstances beyond the Company’s control, including the interest rate environment or factors particular to a borrower, such as their suppliers or personal state of affairs.  The Company anticipates influxes of non-accrual loans in the normal course of business as it further increases its lending activities and borrower performance issues periodically arise.  It also expects to acquire some level of “other real estate” as collection activities are undertaken to resolve problem and non-accrual credits.

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

Allowance for Loan Losses

	For the Quarter Ended September 30,		For the Nine-Month Period Ended September 30,

(dollars in thousands, unaudited)	2002	2001	2002	2001

Balances:
Average gross loans outstanding during period	$503,888	$420,612	$497,479	$419,757

Gross loans outstanding at end of period	$502,876	$432,000	$502,876	$432,000

Allowance for Possible Loan Losses:
Balance at beginning of period	$5,800	$5,406	$5,675	$5,362
Provision charged to expense	$900	$100	$2,450	$700
Loan charge-offs
Agricultural	$526	$—	$602	$67
Commercial & industrial loans(1)	$507	$50	$952	$236
Real estate loans	$—	$—	$—	$—
Consumer loans	$262	$67	$918	$228
Credit card loans	$166	$112	$507	$460

Total	$1,461	$229	$2,979	$990

Recoveries
Agricultural	$14	$25	$28	$26
Commercial & industrial loans(1)	$41	$22	$70	$170
Real estate loans	$—	$—	$—	$—
Consumer loans	$11	$9	$28	$32
Credit card loans	$11	$37	$44	$71

Total	$77	$93	$170	$298

Net loan (charge offs)	$(1,384)	$(136)	$(2,809)	$(692)

Balance	$5,316	$5,370	$5,316	$5,370

RATIOS
Net Charge-offs to Average Loans	0.27%	0.03%	0.56%	0.16%
Net Loan charge-offs to
Allowance for possible loan losses	26.03%	2.53%	52.84%	12.89%
Net Loan Charge- offs to
Provision charged to operating expense	153.78%	136.00%	114.65%	98.90%
Allowance for loan losses to gross loans at end of period	1.06%	1.24%	1.06%	1.24%
Allowance for loan losses to Non-performing loans	101.28%	229.10%	101.28%	229.10%

(1) Includes Small Business Administration Loans

At September 30, 2002, the allowance for loan losses was $5.3 million or 1.06% of gross loans, compared to $5.7 million or 1.16% of gross loans at December 31, 2001.  The Company’s provision for loan losses, which increases the allowance, was $900,000 in the third quarter of 2002, an $800,000 increase over the $100,000 provided in the third quarter of 2001.  Comparing September year-to-date numbers, the loan loss provision was $2.45 million in 2002 and $700,000 in 2001.  However, Company also had net charge-offs of approximately $1.4 million of loans against the allowance in the third quarter of 2002 versus $136,000 in the third quarter of 2001.  For the first nine months, net charge-offs in 2002 were $2.8 million in comparison to $692,000 in 2001.  The $2.1 million increase in year-to-date net charge-offs includes $816,000 in commercial and industrial loans, $694,000 in consumer loans, and $533,000 in agricultural loans.  The increase in 2002 is due primarily to management’s proactive efforts, in light of uncertain economic conditions, to identify and charge off non-performing loans that experienced continued deterioration due to prolonged regional economic difficulties.  It is anticipated that given the current relatively clean condition of the Company’s loan portfolio this rate of losses will decline substantially during the fourth quarter of 2002, although no assurance can be given that such decline will occur.  It is further expected that when the local economy improves fewer commercial and consumer loans will result in losses, however no assurance can be given that this will occur.  If the level of charge-off activity does not decline, the detailed analysis described above in the second paragraph of this section will most likely reflect the need for further increases in the loan loss provision.

The Company considers its allowance for loan losses of $5.3 million at September 30, 2002 adequate to cover losses inherent in its loan portfolio.  However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

During the second quarter of 2002, the Company committed to a $3 million investment in a low-income housing tax credit fund.  The Company uses the cost method of accounting for such investments, whereby the cost of the investment is initially capitalized and subsequently adjusted for the allocable share of losses or income from the limited partnership.  At September 30, 2002, the Company showed a $5.6 million asset on its books for such investments, which includes the $3 million commitment made in the second quarter of 2002.  As of the same date, the Company shows a $2.1 million liability for funds committed but not yet disbursed for these investments.

In the third quarter of 2002, the Company purchased $8.6 million of bank-owned life insurance (“BOLI”).  Combined with the $1.4 million in BOLI it obtained in connection with the acquisition of Sierra National Bank in 2000, the Company’s total investment in BOLI at September 30, 2002 is $10 million.  The Company made an additional $4.4 million BOLI purchase early in the fourth quarter of 2002.  BOLI is a single premium life insurance product that has characteristics similar to an investment security, except income is in the form of increases in the policy’s net cash surrender value combined with a death benefit rather than interest payments.  Annual increases in the cash surrender value are currently around 6% and have a guaranteed floor of between 4% and 5%.  Since increases in the net cash surrender value and death benefits are non-taxable, the current tax-equivalent yield on the Bank’s BOLI investments is between 8% and 9% even before consideration of any death benefits.  It is anticipated that a portion of the death benefits will be allocated to employees whose lives are insured by the Company’s BOLI, and that the income from net cash surrender value increases will be used to offset the cost of certain employee benefit plans.

Another significant event in the second quarter of 2002 that will impact the Bank’s profitability in a positive manner was the implementation of a deposit reclassification system.  This system will assist the Bank in capitalizing on the characteristics of its customer deposits in order to minimize non-earning cash reserves held at the Federal Reserve Bank.  Thus far, it appears that approximately $5 million of previously required reserves have been freed up to deploy as earning assets.

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

Overall, deposits increased from $521 million at December 31, 2001 to $569 million at September 30, 2002.  This represents growth of $48 million, or approximately 9%.  This growth can be explained in large part by the $38 million increase in time deposits greater than $100,000.  This category increased by 50%, growing from $77 million at December 31, 2001 to $115 million at September 30, 2002, and from 14.7% to 20.2% of total deposits as a result of the addition of brokered time deposits to replace overnight borrowings from the Federal Home Loan Bank.  The brokered deposits had original maturities ranging from six to eighteen months, and have been rolled over into brokered deposits of like duration as they mature.  With interest rates relatively low, the Company has extended the duration of its liabilities to protect its net interest margin going forward in the event that interest rates begin to rise.

From the end of 2001 to September 30, 2002, a $2.5 million increase can be seen in non-interest demand deposits, although they fell from 27.4% to 25.5% of total deposits due to the relatively large increase in brokered deposits.  Savings balances increased by more than $5 million, or 18%, and money market demand balances increased by nearly $18 million, or 19%, and combined they increased from 24.0% to 26.0% of total deposits.  Customer time deposits with balances under $100,000 fell by almost $15 million, or 14%, dropping from 20.4% to 16.0% of total deposits.  It is management’s opinion that the $10 million net increase in core deposits has at least in part been the result of a “flight to quality”, as the economy in general and equity markets in particular have engendered uncertainty.  Core deposits are comprised of all deposits except time deposits in denominations of $100,000 or larger, and the increase in core deposits was achieved without the addition of branch offices and without significant marketing efforts.  However, customers appear to value liquidity over yield as evidenced by the decline in time deposits under $100,000.  For the fourth quarter of 2002, aggressive promotional rates are being offered on customer time deposits to help stem their outflow, and a marketing campaign promoting transaction accounts is planned in order to capitalize on current market uncertainties and increase the Company’s customer base.  It is expected that increases in core deposit balances will either be used to fund loan growth or to retire brokered deposits as they come due.  Information concerning average balances and rates paid on deposits by deposit type for the three months and nine months ended September 30, 2002 and 2001 is contained in the “Average Rates and Balances” tables appearing on pages 11 and 15 above in the section entitled “Net Interest Income and Net Interest Margin.”

FED FUNDS PURCHASED & SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company occasionally uses overnight borrowings from other banks (“fed funds purchased”) to support reductions in liquidity due to seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  Although uncommitted lines are available from several correspondent banks, in the past these borrowings have primarily consisted of temporary overnight advances from the Federal Home Loan Bank of San Francisco.  The Company had $6.8 million in fed funds purchased at

September 30, 2002, and $38.5 million in fed funds purchased at December 31, 2001.  As noted previously the year-end balances were subsequently replaced with brokered time deposits, although fed funds were purchased on September 30, 2002 to fill short-term funding shortages created by fluctuations in float on cash items in process of collection.  Fed funds purchased represented less than 1% of average interest bearing liabilities during the nine months ended September 30, 2001.

In addition, repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $31 million at September 30, 2002.  The Company’s corporate customer base has requested more intensive cash management products than those previously available in the local market, and the Company’s “sweep” product is intended to meet this need.  The utilization of this product increased during 2002, as these balances were only $22 million at December 31, 2001.  Much of the increase is from two accounts, however, and repurchase balances are ultimately expected to decline to 2001 levels as these customers deploy their cash into longer-term investments.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts.  Accrued interest payable increased by $405,000 from the end of 2002 to September 30, 2002.  During the same period, all other non-interest bearing liabilities combined increased by $448,000, from $6.7 million at the end of December 2001 to $7.2 million at the end of September 2002.  These balances would have declined slightly were it not for an $800,000 increase in the accrued liability for the Bank’s unfunded portion of its investment in low-income housing tax credit funds.  Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

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

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 10% based on a 200 basis point (b.p.) shock in interest rates.  As of September 30, 2002, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Interest Rates

	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.

Change in Net Interest Income	$-1,966,000	-435,000	-417,000	$-208,000

The above profile illustrates that if there were an immediate and sustained increase of 2 percentage points in the prime rate, over the next year the Company’s net interest income would decrease by approximately $208,000, or .58%, relative to a stable interest rate scenario.  If there were an immediate downward adjustment of 2 percentage points in the prime rate, the Company’s net interest income would decrease by approximately $2 million, or 5.75%, over the next year.  This seemingly contradictory circumstance of lower net interest income under both rising and declining interest rate scenarios is due primarily to the current relatively low level of interest rates.  An immediate drop of 200 basis points in all interest rates would create an artificial floor of zero for the majority of the Company’s interest-bearing liabilities.  However, rates on interest-earning assets are starting at higher levels and thus have more room to fall, so the potential for a decline in interest income appears to be relatively greater than for interest expense.  The negative variances under rising rate scenarios are caused by the fact that the Company has established a premium on certain loan rates in the current low rate environment.  This premium is assumed to be eliminated as rates start to rise, thus having a negative impact on net interest income, however in reality the premium could be maintained indefinitely.  The negative variance declines as rates increase since the company is slightly asset-sensitive.

Liquidity refers to the Company’s ability to maintain a cash flow that is adequate to fund operations and meet obligations and other commitments in a timely and cost-effective fashion.  The Company requires sources of funds to meet short-term cash needs that may result from loan growth or deposit outflows, or other asset purchases or liability repayments.  These funds are traditionally made available by drawing down from the Company’s correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, liquidating other assets, or borrowing funds from other institutions.  The extent to which these funds are available to meet the Company’s cash needs determines its liquidity.  In addition, should the need arise for immediate cash, the Company could sell either permanently or under agreement to repurchase those investments in its portfolio which are not being pledged as collateral.  As of September 30, 2002, non-pledged securities comprised $32 million of the Company’s investment portfolio balances.  In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity available in the form of lines of credit in the approximate amount of $55 million at September 30, 2002.  An additional $138 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount.  The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)	September 30, 2002	December 31, 2001	Minimum Requirement for Well Capitalized Bank

Sierra Bancorp
Total Capital to Total Risk-weighted Assets	12.11%	12.18%	N/A
Tier 1 Capital to Total Risk-weighted Assets	11.12%	11.03%	N/A
Tier 1 Leverage Ratio	8.94%	9.02%	N/A
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	11.02%	11.17%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.02%	10.01%	6.00%
Tier 1 Leverage Ratio	8.06%	8.17%	5.00%

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.

PART I – FINANCIAL INFORMATION
Item 3

QUALITATIVE  & QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of part i, item 2 above.  See “management’s discussion and analysis of financial condition and results of operations – liquidity and market risk management”.

PART I – FINANCIAL INFORMATION
Item 4

CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures [as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)] as of a date within 90 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions.  As a result, no corrective actions were taken.

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

None

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K

(a)  Filed with this Form 10-Q and shown on page 36 is “Exhibit 99.1 – Certification of Chief Executive Officer and Chief Financial Officer”

(b)  Reports on Form 8-K:  The Registrant filed no reports on 8-K during the quarter ended September 30, 2002 and no events have occurred which would require one to be filed.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 12, 2002	/s/ JAMES C. HOLLY

Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

November 12, 2002	/s/ KENNETH R. TAYLOR

Date	SIERRA BANCORP Kenneth R. Taylor Senior Vice President & Chief Financial Officer

CEO’s Certification

          I, James C. Holly, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of Sierra Bancorp (“Registrant”);

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

          4.  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

          6.  The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 12, 2002

/s/ JAMES C. HOLLY

James C. Holly President / CEO

CFO’s Certification

          I, Kenneth R. Taylor, certify that:

          1.  I have reviewed this quarterly report on Form 10-Q of  Sierra Bancorp;

          2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

          4.  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

          6.  The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

          Date:  November 12, 2002

/s/ Kenneth R. Taylor

Kenneth R. Taylor Chief Financial Officer