Form 10-K
period 2002-12-31
SIERRA BANCORP
filed 2003-03-31
CIK 1130144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20006

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission file number:  000-33063

SIERRA BANCORP
(Exact name of registrant as specified in its charter)

California	33-0937517
State of incorporation	I.R.S. Employer Identification Number

86 North Main Street Porterville, California	93257
Address of principal executive offices	Zip Code

(559) 782-4900
Registrant’s telephone number, including area code

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

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          As of February 14, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $63.5 million, based on the closing price reported to the Registrant on that date of $12.70 per share.

          Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

          The number of shares of Common Stock of the registrant outstanding as of February 14, 2003 was 9,245,550.

          Documents Incorporated by Reference:   Portions of the definitive proxy statement for the 2003 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-13.

PART I

ITEM 1.	BUSINESS

General

The Company

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

At December 31, 2002, the Company had consolidated assets of $701.1 million, deposits of $605.7 million and shareholders’ equity of $53.3 million.  The Company’s liabilities include $15 million in capital trust pass-through securities issued by Sierra Capital Trust I in November 2001.

References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

The Bank

The Bank is a California state-chartered bank that was incorporated in September 1977 and opened for business in January 1978.  The Bank’s Administrative Office is located at 86 North Main Street, Porterville, California.  At December 31, 2002 the Bank had approximately $698.8 million in assets, $511.6 million in loans and $609.5 million in deposits (including a deposit of $3.8 million from the Company).  It is currently the largest independent bank headquartered in Tulare County.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.  The Bank is not a member of the Federal Reserve System.

The Bank operates sixteen full service branch offices, nine of which are in seven Tulare County communities and five of which are located in three Kern County communities.  There is one branch each in Fresno and Kings Counties.  In addition, the Bank has received regulatory approval for a de novo branch in North Fresno in the vicinity of Herndon and Ingram, and expects to commence operations in that branch in the second quarter of 2003.  The Bank also has credit centers for agricultural lending and credit card loans, engages in construction and real estate lending at several of its branches, and offers a full range of banking services to individuals and various sized businesses in the communities it serves.  The locations of the Bank’s current offices are:

Porterville:	Main Office	Bakersfield:	Bakersfield California Office
	90 North Main Street		5060 California Avenue
	Administrative Headquarters		Bakersfield Ming Office
	86 North Main Street		8500 Ming Avenue
West Olive Branch
1498 West Olive Avenue

Lindsay:	Lindsay Office	Tulare:	Tulare Office
	142 South Mirage Avenue		246 East Tulare Avenue

Exeter:	Exeter Office	Hanford:	Hanford Office
	1103 West Visalia Road		427 West Lacey Boulevard

Visalia:	Visalia Mooney Office	Tehachapi:	Tehachapi Downtown Office
	2515 South Mooney Boulevard		224 West “F” Street
	Visalia Downtown Office		Tehachapi Old Town Office
	128 East Main Street		21000 Mission Street

Three Rivers:	Three Rivers Office	Fresno:	Fresno Office
	40884 Sierra Drive		636 East Shaw Avenue

Dinuba:	Dinuba Office	California City:	California City Office
	401 East Tulare Street		8031 California City Blvd.

Prior to 1997, Bank of the Sierra had grown exclusively by establishing de novo full-service branch offices and credit centers in various locations in California’s South Central San Joaquin Valley.  In February 1997 we made our first branch purchase of the Dinuba Office of Wells Fargo Bank.  Between February 1997 and September 1999 we opened three additional de novo offices, in Tulare, Hanford, and Fresno.  In May 2000 we added four branches by the acquisition of Sierra National Bank (“SNB”).  One of the former SNB branches is in Bakersfield, two are in Tehachapi, and one is in California City.

With a predominant focus on personal service, Bank of the Sierra has positioned itself as a multi-community independent bank serving the financial needs of individuals and businesses within the Bank’s geographic footprint.  Our principal retail lending services include home equity and consumer loans.  In addition, we have three other significant dimensions that surround this core of retail community banking: agricultural lending, credit card loans, and real estate financing (both construction and long term).

The Agricultural Credit Centers located in Fresno and Porterville provide a complete line of credit services in support of the agricultural activities which are key to the continued economic development of the communities we serve.  “Ag lending” clients include a full range of individual farming customers, small business farming organizations and major corporate farming units.

The Bank Card Center, headquartered in Porterville, provides credit, debit, and ATM card services to all qualified Bank customers.  In addition, we staff our Fresno, Visalia, Porterville, and Bakersfield offices with real estate lending specialists.  These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities.  Secondary market services are provided though the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs.  Until recently, the Bank also had a group dedicated to originating residential mortgage loans.  However, in an effort to improve customer service and reduce overhead expense, the real estate lending area was restructured and this group’s focus was shifted to other products.  In early 2002 the Bank entered into an agreement with Moneyline Lending Services, Inc. (“Moneyline”), whereby Moneyline underwrites single family mortgage loans for qualifying Bank customers referred to them via Bank-branded delivery channels (i.e., Bank branches, the Bank’s internet site, and a dedicated telephone line).

We also engage in Small Business Administration lending and have been designated as an SBA Preferred Lender since 1999.  For the SBA’s fiscal year ended September 30, 2002 the Bank produced 52 loans totaling $13.5 million.  This placed the Bank as the leader in the SBA’s Fresno California District for the dollar volume of SBA loans, and second for the number of SBA loans.  Additionally, according to the Fresno District Office, the Bank was the only financial institution to be among the top five SBA lenders for the last four years.

As of December 31, 2002, the principal areas in which we directed our lending activities, and the percentage of our total loan portfolio for which each of these areas was responsible, were as follows: (i) loans secured by real estate (67.77%); (ii) commercial and industrial (including SBA) loans (18.22%); (iii) consumer loans (9.68%); (iv) agricultural loans (2.15%); and (v) credit cards (2.18%).

Real-estate secured loans, loan sales, and loan servicing activities generated approximately 52.10% of our total interest and other income for 2002, and 50.11% during 2001.  Real estate loans and related activities generated total revenue of $26.3 million and $26.6 million in 2002 and 2001, respectively.

In addition to the lending activities noted above, we offer a wide range of deposit products for the retail banking market including checking, interest bearing transaction, savings, time deposit and retirement accounts, as well as telephone banking and internet banking with bill-pay options.  As of December 31, 2002, the Bank had 47,772 deposit accounts with balances totaling approximately $609.5 million, compared to 47,661 deposit accounts with balances totaling approximately $525.3 million at December 31, 2001.  We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, extended hours and drive-up banking, all provided with the highest level of customer service.

Most of our deposits are attracted from individuals, business-related sources and smaller municipal entities.  This resulted in a relatively modest average deposit balance of approximately $13,000 at December 31, 2002, but makes us less vulnerable to adverse effects from the loss of depositors who may be seeking higher yields in other markets or who may otherwise draw down balances for cash needs.

We also offer a multitude of other products and services to our customers to complement the lending and deposit services previously reviewed.  These include installment note collection, cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services.  During the past few years we have substantially enhanced our ATM locations to include off-site areas not previously served by cash or deposit facilities.  We now have a total of seven such ATM’s at six different locations that include a hospital, county offices, and a college campus.  These locations facilitate cash advances and deposit capabilities that would not otherwise be available to consumers at non-branch locations, thereby increasing consumer convenience.  Moreover, we utilize a mobile ATM unit at fairs, exhibitions, and various other community functions within our market area.  We have a Spanish language option on our own network of ATMs, and shared ATM and Point of Sale (POS) networks allow our customers access to national and international funds transfer networks.  In addition to these customer-oriented products and services, we have established a convenient customer service group accessible by toll-free telephone to answer questions and assure a high level of customer satisfaction.

In order to provide non-deposit investment options we have developed a strategic alliance with Investment Centers of America, Inc. of Bismarck, North Dakota (“ICA”).  Through this arrangement, registered and licensed representatives of ICA provide our customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.  They conduct business from offices located in our Porterville, Visalia, Tulare and Tehachapi branches.

We have not engaged in any material research activities relating to the development of new products or services during the last two fiscal years; however, a substantial investment of time and capital has been devoted to the improvement of existing Bank services during the last twelve months.  Specifically, mortgage lending was outsourced as previously discussed, the item processing function was brought in-house to reduce recurring expenses and enable the Bank to produce imaged statements for its customers, the customer service function was reorganized to increase training, ensure consistency and improve our customers’ overall in-branch experience, and marketing resources have been added.  The officers and employees of the Bank are continually engaged in marketing activities, including the evaluation and development of new products and services to enable the Bank to retain and improve its competitive position in its service area.  Our decision in October 1999 to introduce “Sierra Access” internet banking, which includes electronic bill paying capabilities, was the result of such evaluation.  Another example is “Sierra Loan Access”, a consumer loan application process made available through the Bank’s internet site during 2001.  This function allows a consumer to gain an answer within fifteen to thirty minutes on a request for any number of consumer loans, including auto, personal revolving lines, credit card, or home equity/home improvement loans.  The initiation of our partnership with Moneyline in 2002 has enabled similar improvements in the consumer mortgage lending process.  We also rolled out “Sierra Web Cash Manager” in 2001, a commercial checking account cash management system which functions through the Bank’s internet web site.  Alternatives for future electronic banking delivery are currently being examined in an effort to keep pace with evolving technology and continue to provide superior customer service.

All of these developments are meant to increase public convenience in the Bank’s service area and enhance public access to the electronic payments system.  The cost to the Bank for these development, implementation, and marketing activities cannot expressly be calculated with any degree of certainty.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions.  Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley.  As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, the agriculture-related base has become less important.  We are not dependent on a single customer or group of related customers for a material portion of its deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries.  There has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Recent Developments

In the first quarter of 2002 the Bank distributed all of the stock of its subsidiary, Sierra Phoenix, Inc., to the Company as a dividend. The sole function of Sierra Phoenix was to hold certain investments that the Bank is not permitted to hold directly but which can now be held directly by the Company.  One of those investments was stock in Sphinx International, Inc. (“Sphinx”), of which the remaining $90,000 book value was written off by the Bank prior to the transfer of Sierra Phoenix to the Company.  Sphinx was formerly known as Phoenix International Ltd., Inc., a computer software company which specialized in the production and marketing of client user software for financial institutions.  In 2001, Sphinx sold substantially all of its assets (including all of its operating business) and certain of its liabilities to London Bridge Phoenix Software, Inc.  A partial cash distribution was made to shareholders at that time, with the promise of potential additional distributions as the remaining contingent liabilities were resolved.  The investment was written off subsequent to the receipt a letter from Sphinx that raised doubts about the ultimate resolution of those contingent liabilities, although approximately $359,000 was received by the Company from Sphinx in the form of liquidating dividends in 2002 after that letter.  The other investment held by Sierra Phoenix was an equity position in California Banker’s Insurance Agency (“CBIA”), an entity which was formed to facilitate insurance product sales after enabling legislation under the Gramm-Leach-Bliley Financial Services Modernization Act was passed.  After the Bank transferred its investment in Sierra Phoenix transferred to Sierra Bancorp, Sierra Phoenix was dissolved and the Company became a direct investor in CBIA.  This did not have a material impact on the operations of the Bank or the Company.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”), was formed in June 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and to enhance and strengthen the Bank’s capital position and increase its earnings.  Sierra Real Estate Investment Trust was capitalized in August 2002, when the Bank exchanged real-estate related assets for 100% of the common and preferred stock of the REIT, and it is currently the Bank’s only subsidiary.  The Bank distributed a portion of its shares of the REIT’s preferred stock to more than 100 other individual investors in January 2003.  The formation and capitalization of Sierra REIT had a substantial impact on the Bank’s estimated 2002 tax liability and tax accruals were reduced accordingly.  No assurance can be given, however, that the tax benefits available from the REIT will continue to be available in the future.  Furthermore, there is a possibility that a future modification of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed, although that is not likely in the opinion of management.  Also having a positive impact on taxes was an additional $3 million investment in low-income housing tax credit funds in 2002.  That investment was made in WNC Institutional Tax Credit Fund X, California 2 L.P. in May 2002 and increased the Bank’s total tax credit fund investments to $5.5 million at December 31, 2002.

In September 2002 the Bank’s item processing function was converted to an in-house operation, although overlapping payments due under the Bank’s outsourcing contracts obscured any savings in that area during 2002.  The total capital investment to get the item processing operation functional was over $1.6 million, however even factoring in the additional personnel and occupancy costs, equipment depreciation, and software amortization, the annual savings commencing in 2003 are projected to be around $900,000 per year.  Additionally, the new item processing solution has enabled the Company to produce imaged statements for customers, and should ultimately provide customers with the ability to access imaged statements and checks through the online banking system.

The Company invested approximately $13 million in bank-owned life insurance (BOLI) in September and October of 2002.  The $13 million is a one-time premium that pays for insurance on the lives of certain directors and officers of the Company, with each insured individual initially allocated at least $100,000 in split-dollar death benefits.  Earnings on this investment, including increases in the net cash surrender value and estimated death benefits to the Company, are projected to provide an average annual tax-equivalent book rate of return of close to 8% on a tax-equivalent basis, even after accruing for expenses associated with certain employee benefit plans that were added in conjunction with the BOLI investment.

Recent Accounting Pronouncements

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

Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142 was amortized on a straight-line basis.  SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition.  Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be tested at least annually for impairment.  SFAS No. 142 also requires an analysis of impairment of goodwill at least annually or more frequently upon the occurrence of certain events.  The Company completed an initial assessment of goodwill impairment at June 30, 2002 and determined that no impairment existed.  Upon adoption of SFAS No. 142 on January 1, 2002, the Company had unamortized goodwill totaling $5.5 million that will no longer be subject to periodic amortization but will be evaluated for impairment.  Had goodwill not been amortized for the year ended December 31, 2001, net income would have increased by approximately $200,000.

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

The adoption of Statement No. 147 did not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the statement are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Competition

The banking business in California in general, and specifically in many of our market areas, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years.  The industry continues to consolidate, and unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments.  Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers increasing access to meaningful alternatives to nearly all significant banking services and products.  These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area.  These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand.  Many of the major banks operating in the area offer certain services that we do not offer directly but may offer indirectly through correspondent institutions.  By virtue of their greater total capitalization, such banks also have substantially higher lending limits than we do.  For customers whose loan demands exceed our legal lending limit, we attempt to arrange for such loans on a participation basis with correspondent banks.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms.  In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software.  Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.  Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive.  Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states, and the relatively large California market has been particularly attractive to out-of-state institutions.  The Financial Modernization Act, which became effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

Our credit card business is subject to an even higher level of competitive pressure than our general banking business.  There are a number of major banks and credit card issuers that are able to finance often highly successful advertising campaigns with which community banks generally do not have the resources to compete.  As a result, our outstanding credit card balances are more likely to increase at a slower rate than for nationwide issuers.  Additional competition comes from many non-financial institutions, such various retailers that offer many types of credit cards.

Technological innovations have also resulted in increased competition in financial services markets.  Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products.  In addition, many customers now expect a choice of delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches.  The sources of competition in such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For many years we have countered rising competition by providing our own style of community-oriented, personalized service.  We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, automated 24-hour banking, and the individualized service that we can provide through our flexible policies.  This appears to be well-received by the populace of the San Joaquin Valley, who appreciate a more personal and customer-oriented environment in which to conduct their financial transactions.  We also have “preferred lender” or “PLP” status with the Small Business Administration, which enables us to approve SBA loans faster than many of our competitors.  In addition, the Company has embraced the electronic age and installed telephone banking and personal computer and internet banking with bill payment capabilities to meet the needs of customers with electronic access requirements.  This high tech and high touch approach allows the individual to customize their access to the Company to their particular preference.

Employees

As of December 31, 2002 the Company had 238 full-time and 92 part-time employees.  On a full time equivalent basis, the Company’s staff level was 311 at December 31, 2002, as compared to 287 at December 31,

2001.  Staff was added during 2002 to facilitate in-house item processing, provide adequate resources for certain other technology initiatives, and to enhance business development activities in certain markets.  None of our employees is represented by a union or covered by a collective bargaining agreement.  Management of the Company believes its employee relations are satisfactory.

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

The Company

The Company is subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

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

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business.  A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks.  The permissible activities and affiliations of certain bank holding companies have recently been expanded.  (See “Financial Modernization Act” below.)

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks.  It is the Federal Reserve Bank’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity.  Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require The Company to file written notice and obtain its approval prior to purchasing or redeeming The Company’s equity securities.

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the “DFI”) and the FDIC.  In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board.  The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas.  Supervision, legal action and examination of the Bank by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy.  Those regulations incorporate both risk-based and leverage capital requirements.  Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries.  Of the Company’s Tier 1 capital at December 31, 2002, $15 million, or approximately 25%, consisted of Trust Preferred Securities.  Supplementary capital elements include:  (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus.  The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”).  Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans.  As of December 31, 2002 and 2001, the Bank’s Total Risk-Based Capital Ratios were 10.99% and 11.17%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.92% and 10.01%.  As of December 31, 2002 and 2001, the Company’s Total Risk-Based Capital Ratios were 11.98% and 12.18%, respectively, and its Tier 1 Risk-Based Capital Ratios were 10.91% and 11.03%.

The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business).  The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy.  Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates.  While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines.  Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%.  All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%.  Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant.  The Bank’s Leverage Capital Ratio was 8.17% on both December 31, 2002 and 2001.  As of December 31, 2002 and 2001, the Company’s leverage capital ratios were 8.99% and 9.02%, exceeding regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources.  Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios.  The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%).  A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations.  For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.”  Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any).  “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval.  Even more severe restrictions apply to critically undercapitalized banks.  Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

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

Premiums for Deposit Insurance

The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification.  Under this system, insured banks are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations.  The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group B), and poses a substantial probability of loss (Group C).  The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC’s prompt corrective action regulations.  The current base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:

	Group A	Group B	Group C

Well Capitalized	0	3	17
Adequately Capitalized	3	10	24
Undercapitalized	10	24	27

In addition, banks must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry.  This amount fluctuates but for the first quarter of 2003 is 1.68 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.  In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank was last examined for CRA compliance in June 2001 when it received a “satisfactory” CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations.  Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.  In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations.  Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers ) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas.  It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

Financial Modernization Act

Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities.  This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature.  A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company.   No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  The Company has no current intention of becoming a financial holding company, but may do at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking.  A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating.  Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Gramm-Leach-Bliley Act also imposes significant new requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”).  Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

•	standards for verifying customer identification at account opening; and

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

Poor Economic Conditions in Our Market Areas May Cause Us to Suffer Higher Default Rates on Our Loans.  A substantial majority of our assets and deposits are generated in the San Joaquin Valley in central California.  As a result, poor economic conditions in the San Joaquin Valley could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.  The San Joaquin Valley has not experienced the same type of growth that has occurred in other areas of California, especially those where high-tech industries have taken hold.  Unemployment levels have historically been and remain relatively high, especially in Tulare County, which is our geographic center and the base of our agriculturally oriented communities.  The United States entered into an economic recession in 2001, and California’s Silicon Valley and other high-tech areas were particularly impacted.  In addition, the war with Iraq could have a significant negative effect on the national economy.  While the national recession has not necessarily worsened economic conditions in the San Joaquin Valley, the Company’s balance of non-performing assets, while showing a decrease relative to year-end 2001, remains relatively high due in large part to lingering agricultural difficulties.  Because of increased global competition and other factors, excess supply and low prices characterize the markets for many agricultural products.  If current recessionary conditions continue or deteriorate, we expect that our level of non-performing assets could increase further.

Concentrations of Real Estate Loans Could Subject Us to Increased Risks in the Event of a Real Esate Recession or Natural Disaster.  Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate.  At December 31, 2002, 67.8% of our loan portfolio consisted of loans secured by real estate.  Between the end of 1998 and the end of 2002, our loans secured by commercial/professional office properties (including construction and development loans) increased from 28.9% to 46.5% of total loans, while loans secured by residential properties have decreased form 27.0% to 17.8%.  In the early 1990’s, the entire state of California experienced an economic recession that particularly impacted real estate values and resulted in increases in the level of delinquencies and losses for many financial institutions.  Much of our market area seems to have been insulated from the significant fluctuations in real estate prices experienced by other parts of California over the past few decades.  However, if a similar real estate recession affects our market areas in the future, the security for many of our loans could be reduced in value and the ability of some of our borrowers to pay could decline.  Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

Poor Economic Conditions Affecting the Agricultural Industry Could Have an Adverse Effect on Our Customers and Their Ability to Make Payments to Us.  A sizable portion of our total loan portfolio is to borrowers either directly or indirectly involved in the agricultural industry.  While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.  The ripple effect of lower commodity prices for milk, olives, grapes, tree fruit and oranges has a tendency to spread to lower land prices, lower borrower income, and lower collateral values.  In addition, weather patterns are of critical importance to row crop, tree fruit, and orange production.  A degenerative cycle of weather and commodity prices can impact consumer purchasing power, which has the potential to create further unemployment throughout the San Joaquin Valley.  Such conditions have affected and may continue to adversely affect our borrower base and negatively impact our business.

We May Have Difficulty Managing Our Growth.  Management intends to leverage the Company’s current infrastructure to grow assets, and one to two new branches per year are also tentatively planned, although no assurance can be provided that this strategy will result in significant growth.  Our ability to manage growth will depend primarily on our ability to:

•	monitor operations;

•	control funding costs and operating expenses;

•	maintain positive customer relations; and

•	attract, assimilate and retain qualified personnel.

If we fail to achieve those objectives in an efficient and timely manner we may experience disruptions in our business plans, and our financial condition and results of operations could be adversely affected.

Our Earnings are Subject to Interest Rate Risk, Especially if Rates Fall.  The earnings of most financial institutions depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic, regulatory and competitive factors that influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets.  Many of these factors are beyond our control.  Fluctuations in interest rates affect the demand of customers for our products and services, and the Company is subject to interest rate risk to the degree that our interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest-earning assets.  Given the current volume, mix, and re-pricing characteristics of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to decline slightly during times of falling interest rates, but could also be adversely impacted if interest rates increase.  Therefore, significant fluctuations in interest rates may have a negative effect on our results of operations.

We Operate in a Competitive Market Dominated by Banks and Other Financial Services Providers that Offer a Broder Range of Services than We Provide, Many of Which Have Lower Cost Structures.  In California generally, and in our primary service area specifically, branches of major banks dominate the commercial banking industry.  By virtue of their larger capital, such institutions have substantially greater lending limits than we have, and perform certain functions for their customers, including trust services and international banking, which we are not equipped to offer directly (but some of which we offer indirectly through correspondent relationships).  Many of these banks also operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis.

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies located within and without our service area, and with quasi-financial institutions such as money market funds for deposits and loans.  Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well.  Ultimately, competition can drive down our interest margins and reduce our profitability.  It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base.

You May Have Difficulty Selling Your Shares in the Future If a More Active Trading Market for Our Stock Does Not Develop.  Although Sierra Bancorp’s Common Stock has been listed on the Nasdaq National Market since August 10, 2001 (the effective date of the holding company reorganization) and Bank of the

Sierra’s Common Stock was previously listed on the Nasdaq National Market since June 10, 1999, trading in our stock has not been extensive and cannot be characterized as amounting to an active trading market.

We May Experience Loan Losses in Excess of Our Allowance for Loan Losses.  We try to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans, nevertheless losses can and do occur.  We create an allowance for estimated loan losses in our accounting records, based on estimates of the following:

•	industry standards;

•	historical experience with our loans;

•	evaluation of economic conditions;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

We maintain an allowance for loan losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio.  However, changes in economic, operating and other conditions, including changes in interest rates, that are beyond our control, may cause our actual loan losses to exceed our current allowance estimates.  If the actual loan losses exceed the amount reserved, it will hurt our business.  In addition, the FDIC and the Department of Financial Institutions, as part of their supervisory functions, periodically review our allowance for loan losses.  Such agencies may require us to increase our provision for loan losses or to recognize further loan losses, based on their judgments, which may be different from those of our management.  Any increase in the allowance required by the FDIC or the Department of Financial Institutions could also hurt our business.

Our Directors and Executive Officers Control Almost a Majority of Our Stock, and Your Interests May Not Always be the Same as Those of the Board and Management.  As of February 14, 2003, our directors and executive officers together with their affiliates, beneficially owned approximately 45.9% of the Bank’s outstanding voting stock (not including vested option shares).  As a result, if all of these shareholders were to take a common position, they could most likely control the outcome of most corporate actions, such as:

•	approval of mergers or other business combinations;

•	sales of all or substantially all of our assets;

•	any matters submitted to a vote of our shareholders;

•	issuance of any additional common stock or other equity securities;

•	incurrence of debt other than in the ordinary course of business;

•	the selection and tenure of our Chief Executive Officer; and

•	payment of dividends on common stock or other equity securities.

In some situations, the interests of our directors and executive officers may be different from yours.  However, our Board of Directors and executive officers have a fiduciary duty to act in the best interests of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions in Our Articles of Incorporation Will Delay or Prevent Changes in Control of Our Corporation or Our Management.  These provisions make it more difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include the following:

•	a requirement that certain business combinations not approved by our Board of Directors receive the approval of two-thirds of the outstanding shares;

•	staggered terms of office for members of the board of directors;

•	the elimination of cumulative voting in the election of directors; and

•

a requirement that our Board of Directors consider the potential social and economic effects on the our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company.

ITEM 2.	PROPERTIES

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through April 2014 from parties unrelated to the Company.  It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2002 was $10,497 per month.  The Company also owns unencumbered property on which 13 of the its 16 current branches are located, including the branches in Porterville, Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Fresno, Tehachapi, and California City.  One of the Bakersfield branches is owned while the other is leased from unrelated parties, and the branches in Visalia are also leased from unrelated parties.  In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties.  The Bank also has six remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal.

Management believes that the Company’s existing facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although limited branch expansion is planned.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)	Market Information

Sierra Bancorp’s Common Stock has been listed on the Nasdaq National Market since August 10, 2001 (the effective date of the holding company reorganization), and Bank of the Sierra’s Common Stock was previously listed on the Nasdaq National Market since June 10, 1999.  Our Common Stock trades on the Nasdaq Stock Market® under the symbol BSRR and the CUSIP number for such common stock is #064860109. Trading in the Common Stock of the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market.  Management is aware of the following securities dealers which make a market in the Company’s stock:  FTN Financial Securities Corp., Memphis; Goldman, Sachs & Co., New York; Hoefer & Arnett, San Francisco; J. Alexander Securities, Inc., Los Angeles; Knight Securities, L.P., Jersey City, New Jersey; The Seidler Companies, Inc., Big Bear, California; and Wedbush Morgan Securities, Portland (the “Securities Dealers”).

The following table summarizes trades of the Company’s1 Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

	Sale Price of the Company’s1 Common Stock (per share)		Approximate Trading Volume In Shares
Calendar Quarter Ended
	High	Low

March 31, 2001	$8.13	$6.25	96,100
June 30, 2001	$7.30	$6.00	126,400
September 30, 2001	$7.25	$6.00	122,000
December 31, 2001	$7.30	$6.00	167,300
March 31, 2002	$10.94	$6.96	139,900
June 30, 2002	$12.99	$9.53	150,500
September 30, 2002	$11.25	$9.71	380,400
December 31, 2002	$11.15	$8.66	403,500

(b)	Holders

On February 14, 2003 there were approximately 1,850 shareholders of record of the Company’s Common Stock.

(c)	Dividends

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank.  The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, current and anticipated capital requirements and other factors deemed relevant by the Bank’s Board of Directors at that time.

The Company paid cash dividends totaling $2.59 million or $0.28 per share in 2002 and $1.66 million or $0.18 per share in 2001, representing 38% and 24%, respectively of the prior year’s earnings.  (As the holding company reorganization became effective on August 10, 2001, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.)  Since 1999, the Bank (or the Company, as applicable) has generally adhered to a policy of paying quarterly cash dividends totaling about 35% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity.  However, the Bank experienced significant growth in 2000, due mainly to its acquisition of Sierra National Bank in May of that year, and also had a slight contraction in earnings in the 2000 calendar year.  In light of these events, the Board of Directors declared dividends in 2001 totaling only approximately 24% of the prior year earnings.

The Company anticipates paying dividends in the future consistent with the general dividend policy as described above.  However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The power of the Bank’s Board of Directors to declare cash dividends is also limited by statutory and regulatory restrictions which restrict the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the Bank, as well as general business conditions.  Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the

1 Inasmuch as the Company did not acquire the outstanding shares of the Bank until August, 2001, the information contained herein for part of 2001 is for the Bank's stock.  As of the effective date of the holding company reorganization (August 10, 2001), each outstanding share of common stock of the Bank was converted into one outstanding share of common stock of the Company.

California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.  The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2002, with respect to options outstanding and available under our 1998 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	1,947,536	$7.82	746,064

ITEM 6.	SELECTED FINANCIAL DATA

The “selected financial data” that follows is derived from the audited Consolidated Financial Statements of the Company and from our internal accounting system, although the audited Consolidated Financial Statements for earlier periods are not necessarily included in this Annual Report.  The selected financial data should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 below.  Statistical information below is generally based on average daily amounts.

Selected Financial Data

As of December 31,

(Dollars in thousands, except per share data)

	2002	2001	2000(1)	1999	1998

Income Statement Summary
Interest income	$42,085	$43,338	$45,528	$33,864	$33,652
Interest expense	$9,096	$15,892	$18,677	$11,721	$12,378
Net interest income before provision for loan losses	$32,989	$27,446	$26,851	$22,143	$21,274
Provision for loan losses	$3,350	$1,300	$2,760	$2,118	$2,800
Non interest income	$8,522	$9,663	$6,436	$5,346	$6,076
Non-interest expense	$26,242	$25,309	$22,304	$16,984	$16,383
Income before provision for income taxes	$11,919	$10,500	$8,223	$8,387	$8,167
Provision for income taxes	$3,080	$3,622	$2,742	$2,775	$2,943
Net Income	$8,839	$6,878	$5,481	$5,612	$5,224
Balance Sheet Summary
Total loans, net	$505,655	$480,393	$416,392	$314,474	$270,920
Allowance for loan losses	$(5,939)	$(5,675)	$(5,362)	$(3,319)	$(4,394)
Securities held to maturity	$—	$—	$—	$64,886	$53,096
Securities available for sale	$83,911	$92,689	$110,752	$26,528	$30,656
Cash and due from banks	$55,819	$39,835	$43,433	$31,413	$24,545
Federal funds sold	$—	$—	$246	$—	$9,800
Other real estate owned	$1,421	$769	$1,530	$2,553	$1,273
Premises and equipment, net	$17,578	$14,304	$14,477	$11,597	$9,491
Total Interest-Earning assets	$596,529	$579,480	$535,689	$408,924	$369,216
Total Assets	$701,114	$650,410	$606,726	$458,384	$404,064
Total Interest-Bearing liabilities	$475,252	$454,216	$431,468	$327,835	$283,464
Total Deposits	$605,705	$521,317	$527,776	$385,818	$355,881
Total Liabilities	$647,827	$604,269	$565,944	$421,685	$369,046
Total Shareholders’ Equity	$53,287	$46,141	$40,782	$36,699	$35,018
Per Share Data
Net Income Per Basic Share	$0.96	$0.75	$0.60	$0.61	$0.57
Book Value	$5.76	$5.01	$4.43	$3.98	$3.80
Cash Dividends	$0.28	$0.18	$0.23	$0.22	$0.15
Weighted Average Common Shares Outstanding Basic	9,252,093	9,212,280	9,212,280	9,212,280	9,212,280
Weighted Average Common Shares Outstanding Diluted	9,665,839	9,221,480	9,212,280	9,252,193	9,212,280
Key Operating Ratios:
Performance Ratios:
Return on Average Equity(3)	17.59%	15.94%	14.30%	16.24%	15.81%
Return on Average Assets(2)	1.32%	1.15%	0.96%	1.33%	1.33%
Net Interest Spread(5)	5.05%	4.25%	4.60%	5.10%	4.97%
Net Interest Margin	5.47%	5.07%	5.19%	5.80%	5.92%
Dividend Payout Ratio(4)	29.31%	24.11%	38.33%	36.07%	26.32%
Equity to Assets Ratio(6)	7.50%	7.21%	6.69%	8.22%	8.42%
Net Loans to Total Deposits at Period End	83.48%	92.15%	78.90%	81.51%	76.13%
Asset Quality Ratios:
Non Performing Loans to Total Loans	1.26%	2.01%	0.73%	0.29%	1.43%
Nonperforming Assets to Total Loans and Other Real Estate Owned	1.53%	2.17%	1.05%	1.08%	1.88%
Net Charge-offs (recoveries) to Average Loans	0.62%	0.23%	0.43%	1.11%	0.55%
Allowance for Loan Losses to Net Loans at Period End	1.17%	1.18%	1.29%	1.06%	1.62%
Allowance for Loan Losses to Non-Performing Loans	91.84%	58.00%	173.87%	363.13%	111.58%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	8.99%	9.02%	5.64%	8.13%	8.16%
Tier 1 Capital to Total Risk-weighted Assets	10.91%	11.03%	7.76%	10.30%	11.54%
Total Capital to Total Risk-weighted Assets	11.98%	12.18%	9.00%	11.32%	12.79%

(1) On May 19, 2000, Bank of the Sierra acquired the net assets of Sierra National Bank. The transaction was accounted for using the purchase method of accounting. Bank of the Sierra paid $9,563,000 in cash (including acquisition-related costs of $463,000) for net assets of $3,694,000. The resulting purchase price in excess of net assets acquired (intangibles) is $5,869,000. The allocation of the purchase price is preliminary as not all estimations have been finalized.

(2) Net income divided by average total assets.
(3) Net income divided by average shareholders’ equity.
(4) Dividends declared per share divided by net income per share.
(5) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(6) Average equity divided by average total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three-year period ended December 31, 2002.1  The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future.  All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements.  It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements.  Factors that could cause actual results to differ materially from those in such forward-looking statements are fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the U.S.  The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  The establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; the annual evaluation of goodwill for impairment as more fully described in Part I, Item 1 under Recent Accounting Pronouncements; and the accrual of the Company’s tax liability, particularly as it relates to the inclusion of benefits from the REIT, as detailed in the section on “Income Taxes” in this discussion and analysis.

Summary of Performance

The strong improvement in earnings that was realized in 2001 provided momentum for another record year in 2002, with the Company again achieving its highest net income ever.  In fact, net income has increased in 18 of the last 19 years.  Net income in 2002 was $8.8 million, an increase of nearly $2.0 million, or 28.5%, over net earnings recognized in 2001.  Net income in 2001 was $6.9 million, an increase of $1.4 million, or 25.5%, over 2000 net earnings of $5.5 million.  Net income per basic share was $0.96 for 2002, as compared to $0.75 during 2001 and $0.60 in 2000.  The Company’s Return on Average Assets (“ROA”) was 1.32% and Return on Average Equity (“ROE”) was 17.59% in 2002, as compared to 1.15% and 15.94%, respectively in 2001, and .96% and 14.30%, respectively for 2000.

As is typical in many community banks, the Company’s interest-earning assets mature or reprice more quickly that its interest-bearing liabilities, in aggregate, and a record drop in interest rates during 2001 had a negative impact on the Company’s net interest margin that year.  Net income still increased in 2001, however, primarily due to gains on the sale of investment securities, gains on the sale of loan servicing, a lower loan loss provision, and the implementation of more stringent expense controls.  In 2002 the largest gain was in net

1 As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank was effective in August, 2001, all financial information as of and for the years ended December 31, 2000 and any earlier years or periods relates to the Bank rather than the Company.  Information as of and for the years ended December 31, 2001 and 2002 is provided for the Bank and the Company on a consolidated basis.

interest income, which increased not only because of $62 million growth in average earning assets but also as the result of a 40 basis point improvement in the Company’s net interest margin.  The net interest margin increased mainly because of a relatively stable interest rate environment during most of 2002 that allowed the Company to maintain its cost of funds at record low levels.

Other core income components also showed healthy improvement in 2002, although total non-interest income was lower due to the non-recurring gains realized in 2001.  Non-interest expenses were held to a 3.7% increase in 2002 despite the additional expenses associated with a conversion to in-house item processing and the relocation of the Company’s MIS group.  The provision for loan losses, however, increased by $2.1 million, largely as a result of growth in the Company’s loan portfolio but also due to a higher level of charge-offs, higher average non-accrual balances, and weakness in agricultural sectors of the local economy.

Additionally, despite a $1.4 million increase in pre-tax income from 2001 to 2002, the Company’s provision for income taxes was $542,000 lower in 2002 than in 2001.  Enterprise zone interest deductions and low-income housing investment tax credits have had an impact, but the substantial reduction in the tax provision in 2002 was mainly due to the tax benefit derived from the Company’s real estate investment trust (“REIT”) that was capitalized in August of 2002.  No assurance can be given that the tax benefits produced by the REIT in 2002 will continue to be available in the future, however, and it is conceivable but unlikely that a reinterpretation of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed.

The Company’s total assets grew by $51 million, or 7.8%, from $650 million at the end of 2001 to $701 million at the end of 2002.  Loan balances showed a relatively modest increase of $25 million during 2002, although average loan balances for the year increased by $73 million due to significant growth in the last quarter of 2001.  Cash and due from banks was up by nearly $16 million at December 31, 2002 relative to December 31, 2001.  However, this was a temporary condition created by delayed credit in our Federal Reserve Bank account for cash items presented for collection, and the balance of cash and due from banks has subsequently dropped by over $23 million to close to its $33 million average balance for 2002.  Another important shift in the composition of the Company’s balance sheet was a $15 million increase in other assets, which jumped to 4.4% of total assets at December 31, 2002 from 2.6% at the end of 2001.  This increase was due to a $3 million investment in low-income housing tax credit funds in May 2002, and a $13 million investment in bank-owned life insurance (BOLI) in September 2002, both of which enhance profitability but neither of which is classified as an interest-earning asset.

The most notable change in deposits since December 31, 2001 was a $40 million increase in time deposits over $100,000.  This mainly represents the addition of brokered deposits to replace overnight borrowings from the Federal Home Loan Bank, which declined by $38 million. This is considered by management to be an interim measure to take advantage of relatively low rates in the wholesale deposit market and improve the Company’s shorter-term liquidity.  In the longer term, the Company anticipates replacing these brokered deposits with core deposits generated in its branches.  Although no assurance can be given that this will happen, core deposits did increase by $44 million, or 9.9%, from the end of 2001 to the end of 2002.  Furthermore, there was a significant shift among core deposit balances from time deposits under $100,000, which declined by $16 million, into money market accounts and non-interest bearing transaction accounts, which increased by $29 million and $22 million, respectively.  It is management’s sentiment that the increase in core deposits was due in large part to volatility in equity markets, and that continued uncertainty presents further opportunity to encourage migration into the Company’s relatively stable deposit products.  The Company’s current marketing campaigns are directed at taking advantage of this situation, although no assurance can be given that further increases in core deposits will indeed be realized.

Another funding source is represented by securities sold under agreement to repurchase (Repo’s), which is the investment vehicle for customer “sweep account” arrangements.  Repo balances declined by almost $8 million from the end of 2001 to the end of 2002, due in part to certain Repo customers transferring balances to slightly higher yielding money market deposit accounts.  The Company also had $5 million in fed funds purchased at December 31, 2002; however, as the balance of items in process of collection has been reduced and core deposit balances have increased, the need for these temporary short-term funds has subsequently been eliminated.

Due primarily to the retention of earnings, the Company’s total shareholders’ equity increased from $46 million at December 31, 2001 to $53 million at December 31, 2002.  This is an increase of $7 million, or about 15.5%.  The Company’s total risk-based capital ratio at December 31, 2002 was 11.98%.

Results of Operations

During 2002 the Company generated net income of $8.8 million as compared to $6.9 million in 2001 and $5.5 million in 2000.  The Company earns income from two primary sources.  The first is net interest income brought about by income from the successful deployment of earning assets less the costs of interest-bearing liabilities.  The second is non-interest income, which generally comes from customer service charges and fees, but can also result from non-customer sources such as gains on loan sales and gains on sales from the Company’s investment portfolio.  The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income, which is simply total interest income (including fees) less total interest expense, was $33.0 million in 2002 compared to $27.4 million and $26.9 million in 2001 and 2000, respectively.  This represents an increase of 20.2% in 2002 over 2001 and an increase of 2.2% in 2001 over 2000.  The level of net interest income depends on several factors, including yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Any change in the amount and mix of interest-earning assets and interest-bearing liabilities is referred to as “volume change.”  A change in interest rates earned on assets and rates paid on deposits and other borrowed funds is referred to as “rate change.”

The Volume and Rate Variances table which follows sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates.  The change due to an increase or decrease in volume is equal to the change in the average balance times the prior period rate, whereas the change due to an increase or decrease in the rate is equal to the change in the average rate times the current period balance. The variances attributable to both the volume and rate changes have been allocated to the change in rate.

Volume & Rate Variances	Years Ended December 31,

	2002 over 2001			2001 over 2000

	Increase (decrease) due to			Increase (decrease due to)

(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net

Assets:
Investments:
Federal funds sold / Due from time	$99	$(294)	$(195)	$334	$(180)	$154
Taxable	$(1,021)	$(258)	$(1,279)	$(447)	$(207)	$(654)
Non-taxable(1)	$81	$(232)	$(151)	$111	$(133)	$(22)
Equity	$(11)	$116	$105	$(7)	$67	$60

Total Investments	$(851)	$(669)	$(1,520)	$(9)	$(453)	$(462)

Loans:
Agricultural	$(168)	$(63)	$(231)	$(490)	$(331)	$(821)
Commercial	$1,224	$(1,694)	$(470)	$1,456	$(1,137)	$319
Real Estate	$4,285	$(3,446)	$839	$101	$(1,680)	$(1,579)
Consumer	$1,095	$(855)	$240	$694	$(439)	$255
Credit Cards	$(102)	$(9)	$(111)	$101	$(3)	$98

Total Loans	$6,335	$(6,068)	$267	$1,862	$(3,590)	$(1,728)

Total Earning Assets	$5,483	$(6,736)	$(1,253)	$1,853	$(4,043)	$(2,190)

Liabilities
Interest Bearing Deposits:
NOW	$25	$(191)	$(166)	$(16)	$(180)	$(196)
Savings Accounts	$57	$(249)	$(192)	$51	$(255)	$(204)
Money Market	$889	$(1,906)	$(1,017)	$862	$510	$1,372
TDOA’s & IRA’s	$(68)	$(394)	$(462)	$27	$4	$31
Certificates of Deposit < $100,000	$(1,161)	$(2,410)	$(3,571)	$(767)	$(884)	$(1,651)
Certificates of Deposit > $100,000	$648	$(2,681)	$(2,033)	$(240)	$(1,062)	$(1,302)

Total Interest Bearing Deposits	$390	$(7,831)	$(7,441)	$(83)	$(1,867)	$(1,950)

Borrowed Funds:
Federal Funds Purchased	$53	$(100)	$(47)	$189	$(103)	$86
Repurchase Agreements	$286	$(393)	$(107)	$95	$(264)	$(169)
Other Borrowings	$(2)	$(5)	$(7)	$(840)	$3	$(837)
TRUPS	$827	$(21)	$806	$—	$—	$85

Total Borrowed Funds	$1,163	$(518)	$645	$(556)	$(364)	$(835)

Total Interest Bearing Liabilities	$1,554	$(8,350)	$(6,796)	$(639)	$(2,231)	$(2,785)

Net Interest Margin/Income	$3,930	$1,613	$5,543	$2,492	$(1,812)	$595

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets.  The Company’s net interest margin for 2002 was 5.47%, an increase of 40 basis points from the 5.07% margin reported for 2001.  In 2000 the net interest margin was 5.19%.  The following Distribution, Rate and Yield table shows, for each of the past three years, the rates earned on each component of the Company’s investment and loan portfolio, the rates paid on each segment of the Company’s interest bearing liabilities, and the Company’s net interest margin.  The same table also shows the annual average balance for each principal balance sheet category, and the amount of interest income or interest expense associated with that category.

Distribution, Rate & Yield
(dollars in thousands)

	Year Ended December 31,

	2002(a)			2001(a)			2000(a)

	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate	Average Balance	Income/ Expense	Average Rate

Assets
Investments:
Federal Funds Sold/Due from Time	$11,734	$203	1.73%	$9,395	$398	4.24%	$3,959	$243	6.14%
Taxable	$43,314	$2,382	5.50%	$60,057	$3,661	6.10%	$66,993	$4,316	6.44%
Non-taxable (b)	$44,145	$1,849	4.19%	$42,427	$2,000	4.71%	$40,211	$2,022	5.03%
Equity	$2,113	$199	9.42%	$2,391	$94	3.93%	$2,680	$34	1.27%

Total Investments	$101,306	$4,633	4.57%	$114,270	$6,153	5.38%	$113,843	$6,615	5.81%

Loans:(c)
Agricultural	$9,191	$654	7.12%	$11,344	$885	7.80%	$15,921	$1,706	10.72%
Commercial	$90,662	$6,055	6.68%	$76,341	$6,525	8.55%	$61,830	$6,206	10.04%
Real Estate	$333,517	$25,554	7.66%	$284,239	$24,715	8.70%	$283,147	$26,294	9.29%
Consumer	$48,727	$3,801	7.80%	$37,264	$3,561	9.56%	$30,795	$3,306	10.74%
Credit Cards	$10,983	$1,388	12.64%	$11,781	$1,499	12.72%	$10,987	$1,401	12.75%
Other	$7,381	$—	0.00%	$5,999	$—	0.00%	$610	$—	0.00%

Total Loans	$500,461	$37,452	7.48%	$426,968	$37,185	8.71%	$403,290	$38,913	9.65%

Other Earnings Assets	$1,033

Total Earning Assets(e)	$602,800	$42,085	6.98%	$541,238	$43,338	8.01%	$517,133	$45,528	8.80%

Non-Earning Assets	$67,608			$57,318			$56,093

Total Assets	$670,408			$598,556			$573,226

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$51,058	$50	0.10%	$45,668	$216	0.47%	$47,498	$412	0.87%
Savings	$34,785	$178	0.51%	$30,170	$370	1.23%	$27,698	$574	2.07%
Money Market	$109,561	$1,894	1.73%	$83,925	$2,911	3.47%	$53,784	$1,539	2.86%
TDOA’s, and IRA’s	$19,005	$456	2.40%	$20,526	$918	4.47%	$19,924	$887	4.45%
Certificates of Deposit < $100,000	$96,448	$2,258	2.34%	$120,434	$5,829	4.84%	$134,199	$7,480	5.57%
Certificates of Deposit > $100,000	$115,133	$2,975	2.58%	$101,944	$5,008	4.91%	$105,970	$6,310	5.95%

Total Interest-Bearing Deposits	$425,990	$7,811	1.83%	$402,667	$15,252	3.79%	$389,073	$17,202	4.42%
Borrowed Funds:
Federal Funds Purchased	$3,791	$69	1.82%	$2,608	$116	4.45%	$439	$30	6.83%
Repurchase Agreements	$26,148	$325	1.24%	$15,728	$432	2.75%	$13,573	$601	4.43%
Other Borrowings	$41	$—	0.00%	$63	$7	11.11%	$13,017	$844	6.48%
TRUPS	$15,000	$891	5.94%	$1,397	$85	6.08%	$—	$—	0.00%

Total Borrowed Funds	$44,980	$1,285	2.86%	$19,796	$640	3.23%	$27,029	$1,475	5.46%

Total Interest Bearing Liabilities	$470,970	$9,096	1.93%	$422,463	$15,892	3.76%	$416,102	$18,677	4.49%
Demand Deposits	$141,120			$125,833			$113,757
Other Liabilities	$8,056			$7,118			$5,029
Shareholders’ Equity	$50,262			$43,142			$38,338

Total Liabilities and Shareholders’ Equity	$670,408			$598,556			$573,226

Interest Income/Earning Assets			6.98%			8.01%			8.80%
Interest Expense/Earning Assets			1.51%			2.94%			3.61%

Net Interest Margin(d)		$32,989	5.47%		$27,446	5.07%		$26,851	5.19%

(a) Average balances are obtained from the best available daily or monthly data.
(b) Yields on tax exempt income have not been computed on a tax equivalent basis.

(c) Loan fees have been included in the calcualtion of interest income. Loan Fees were approximately $779,000, $(85,500), and $667,000 for the years ended. December 31, 2002, 2001, and 2000 respectively. Loans are gross of the allowance for possible loan losses, deferred fees and related direct cost.

(d) Represents net interest income as a percentage of average interest-earning assets.
(e) Non-accrual loans have been included in total loans for purposes of total earning assets.

During most of 2001 the drop in interest rates had a negative impact on the Company’s net interest margin, although toward the end of 2001 and throughout 2002 the net interest margin rebounded.  A substantial portion of the Company’s earning assets are variable-rate loans that re-price immediately when interest rates fluctuate, versus a large base of core deposits which are generally slower to re-price.  This created timing differences for most of 2001 as interest income fell more rapidly than interest expense.  Exacerbating the timing effect was the narrowing of the relative spread between loan and deposit rates as market rates moved significantly lower.

The Company’s net interest margin improved toward year-end 2001, however, due to floors on loan rates and aggressive reductions in the pricing of deposit products.  Demand for deposits has proven to be relatively inelastic, possibly because insured bank deposits are currently viewed as a safe haven relative to alternative investment products.  However, as depositors feel more secure with alternative investments the Company could be forced to pay increasingly more for deposits to avoid potential run-off, even if other interest rates remain static.  The improvement in the Company’s net interest margin was sustained in 2002, as market interest rates remained relatively stable for most of the year.

A positive factor impacting the Company’s net interest margin in both 2001 and 2002 was a favorable shift in the mix of the Company’s deposits and other interest-bearing liabilities.  The Company ran an advertising campaign targeting variable-rate money market deposits early in 2001, which attracted new depositors and enticed some existing customers with maturing time deposits to roll their money into money market accounts.  Money market account annual average balances increased by $30 million in 2001, and by another $26 million in 2002.  The initial increases were stimulated by relatively high promotional rates, however balances continued to increase even after rates paid on the Company’s money market accounts were reduced to levels at or below competitor rates.  Substantial increases have also been seen in average NOW and savings account balances, which increased by $5.4 million and $4.6 million, respectively, from 2001 to 2002.  Additionally, average demand deposit balances increased by $12 million from 2000 to 2001, and by $15 million from 2001 to 2002.  Average time deposit balances fell by $17 million from 2000 to 2001, and again by $12 million from 2001 to 2002.  Time deposit balances would have fallen by substantially more if the Company had not added $45 million in broker deposits in early 2002 that were reflected on the balance sheet for most of the year.  The changes in customer deposit balances are presumably due in large part to uncertainty in equity markets, and the desire of our customers to minimize their risk of principal loss and keep their money in liquid investments.  The net result of the changes in the mix of average deposits was that relatively more costly time deposits declined from 46.0% of average total deposits in 2001 to 40.6% in 2002, while other lower-cost interest-bearing deposits increased from 30.2% to 34.5% of average total deposits.  In 2002, time certificates of deposit had a weighted average cost of 2.47%, while money market, savings, and NOW accounts had a weighted average cost of 1.09%.  Non-interest bearing demand deposits also increased from 23.8% to 24.9% of average total deposits from 2001 to 2002.  Also impacting the net interest margin was the addition of $15 million in Trust-Preferred Securities in late November 2001.  The impact on the Company’s net interest margin in 2001 was negligible, however the 2002 results of operation reflect a full year of interest on the TRUPS at a cost of 5.94%.  If the $15 million in TRUPS had, instead, been fed funds purchased, the Company’s net interest margin would likely have been about 10 basis points higher than it actually was in 2002.

From 2001 to 2002, the Company’s average loan portfolio grew by approximately $73 million, or 17.2%, with earnings on that growth, net of associated funding costs, contributing to net interest income.  The increase in annual average balances is significantly higher than the $25 million increase in actual balances from the end of 2001 to the end of 2002, since most of the growth in 2001 occurred in the last two months of the year.  Additionally, loan balances, which are the highest yielding component of the Company’s earning assets, have become a larger portion of the Company’s average asset base, increasing from 71.3% of average assets in 2001 to 74.7% in 2002.  The reverse of this trend is that average investment balances have declined relative to total assets, from 19.9% in 2000, to 19.1% in 2001 and 15.1% in 2002.  Despite their decline relative to total assets, a shifting of investment balances into higher-yielding mortgage-backed securities and municipal bonds from treasury and agency bonds has also helped support the Company’s net interest margin.

Another factor that had a slight negative effect on the Company’s net interest margin in the fourth quarter of 2002 and will continue to have a similar impact going forward is the increase in other non-earning assets.  The Company’s BOLI and low-income housing tax credit funds now total more than $20 million.  These assets, while having a positive impact on the Company’s profitability with expected tax-equivalent returns in the 8% to 11% range, are technically not interest-earning assets.  Their returns are not included as interest income, yet they are “funded” for the most part with interest-bearing liabilities and thus these balances ultimately have a negative impact on the Company’s net interest margin.  Management estimates that this impact in 2003 should not be more than a few basis points, although it would become more significant in a rising rate environment.

This will be more than offset by increases in other income from gains in the net cash surrender value of BOLI and tax credits generated by the low-income housing tax credit funds, however.

Based on current economic conditions, the Company expects only moderate changes in the rates paid on interest-bearing liabilities and rates earned on both the investment and loan portfolios during 2003.  The Company’s net interest margin is anticipated to stay approximately the same as in 2002, and net interest income should increase if loans grow as planned and the loan growth is funded by reasonably priced deposits.  However, no assurance can be given that this will, in fact, occur.

Non-interest Income and Non-interest Expense

The following table sets forth the various components of the Company’s non-interest income and non-interest expense for the years indicated:

Non Interest Income/Expense
(dollars in thousands, unaudited)

	2002	% of Total	2001	% of Total	2000	% of Total

OTHER OPERATING INCOME:
Service charges on deposit accounts	$5,276	61.91%	$4,754	49.20%	$4,085	63.47%
Credit Card Fees	$603	7.08%	$482	4.99%	$472	7.33%
Other service charges, commissions & fees	$1,307	15.34%	$926	9.58%	$391	6.08%
Gains on sales of loans	$658	7.72%	$899	9.30%	$505	7.85%
Loan servicing income	$217	2.55%	$1,168	12.09%	$520	8.08%
Gains on sale of investment securities	$280	3.29%	$1,108	11.47%	$119	1.85%
Other	$181	2.12%	$326	3.37%	$344	5.34%

Total non-interest income	$8,522	100.00%	$9,663	100.00%	$6,436	100.00%
As a percentage of average earning assets		1.41%		1.79%		1.24%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$11,695	44.57%	$10,908	43.10%	$10,054	45.08%
Occupancy costs
Furniture & Equipment	$2,219	8.46%	$1,987	7.85%	$1,964	8.81%
Premises	$2,186	8.33%	$2,187	8.64%	$1,662	7.45%
Advertising and Marketing Costs	$995	3.79%	$829	3.28%	$925	4.15%
Data Processing Costs
Item processing costs	$1,389	5.29%	$1,375	5.43%	$1,096	4.91%
Other data processing	$787	3.00%	$506	2.00%	$441	1.98%
Deposit Services Costs	$1,101	4.20%	$1,418	5.60%	$1,304	5.85%
Loan Services Costs
Loan Processing	$548	2.09%	$445	1.76%	$428	1.92%
ORE Owned	$70	0.27%	$129	0.51%	$462	2.07%
Credit Card	$583	2.22%	$566	2.24%	$532	2.39%
Other loan services	$20	0.08%	$32	0.13%	$39	0.17%
Other Operating Costs
Telephone & data communications	$784	2.99%	$1,041	4.11%	$797	3.57%
Postage & mail	$518	1.97%	$426	1.68%	$309	1.39%
Other	$786	3.00%	$415	1.64%	$371	1.66%
Professional Services Costs
Legal & Accounting	$1,065	4.06%	$1,457	5.76%	$709	3.18%
Other professional service	$743	2.83%	$853	3.37%	$428	1.92%
Stationery & Supply Costs	$593	2.26%	$615	2.43%	$605	2.71%
Sundry & Tellers	$160	0.61%	$120	0.47%	$178	0.80%

Total non-interest Expense	$26,242	100.00%	$25,309	100.00%	$22,304	100.00%
As a % of average earning assets		4.35%		4.68%		4.31%
Net non-interest income as a % of earning assets		-2.94%		-2.89%		-3.07%

The primary traditional sources of non-interest income for the Company include the following:  Service charges on deposit accounts; other service charges, commissions, and fees including ATM fees, check card interchange fees, BOLI income, and other miscellaneous income; gains on the sale of loans; loan servicing income; and credit card fees.  During 2001, the Company also realized substantial gains on the sale of investment securities, and from the sale of loan servicing rights it had retained on previously sold residential mortgage loans.  Loan sale and loan servicing income is becoming less significant to the Company, while service charges on deposits, other service charges and fees, and credit card fees are becoming increasingly important components of non-interest income.  Excluding non-recurring gains on loan servicing of approximately $789,000 in 2001 and taking investment gains out of the equation, combined loan sale and servicing income fell from 16.5% of recurring non-interest income in 2001 to 10.6% in 2002.  Using the same denominator, service charges on deposits increased from 61.2% in 2001 to 64.0% in 2002, other service charges, commissions and fees increased from 11.9% to 15.9%, and credit card fees increased from 6.2% to 7.3%.

The most significant source of non-interest income to the Company continues to be service charges on deposit accounts, which totaled $5.3 million in 2002, $4.8 million in 2001, and $4.1 million in 2000.  This income increased by $669,000, or 16.4%, from 2000 to 2001, and by $522,000, or 11.0%, from 2001 to 2002.  The Company’s ratio of service charge income to average transaction accounts (demand and interest-bearing NOW accounts) was 2.8% in 2002, as compared to 2.8% in 2001 and 2.5% for 2000.  The increase from 2000 to 2001 and 2002 is indicative of operational changes enacted in recent years to generate additional non-sufficient funds charges and a higher level of collected versus waived activity charges.

Other service charges, commissions, and fees also constitute a substantial portion of non-interest income, and totaled $1.3 million in 2002, $926,000 in 2001, and $391,000 in 2000.  The increase from 2000 to 2001 can largely be explained by increases in BOLI income and check card interchange fees, and likewise the bulk of the increase from 2001 to 2002 was the result of additional BOLI income and higher check card interchange fees.  BOLI income, which is not taxable, is generated by the increase in the cash surrender values of bank-owned life insurance policies net of the cost of the associated insurance benefits and certain consulting expenses.  BOLI income is expected to increase again by approximately $600,000 in 2003, which will reflect a full year of income from the $13 million BOLI purchase made in September and October of 2002.  Moneyline referral fees, which are discussed in greater detail in the next paragraph, supplemented the increase in other service charges, commissions, and fees in 2002.

Income from loan sales was $658,000 in 2002, $899,000 in 2001, and $505,000 in 2000.  Loan sale income increased by $394,000, or 78.0%, from 2000 to 2001 as a larger volume of mortgage loans were booked and sold.  The relatively high level of mortgage loan activity in 2001 was prompted by a significant drop in mortgage rates, and this momentum carried over into the first quarter of 2002 as well.  In March 2002, however, the Company restructured its mortgage lending group to reduce expenses and began outsourcing residential mortgage loan origination services to Moneyline.  Since that time loan sale income has fallen to an annualized level of slightly over $300,000 per year.  Referral fees from Moneyline are reflected in other service charges, commissions and fees and totaled approximately $65,000 in 2002, but are expected to increase to approximately $100,000 in 2003.  Moneyline fees are dependent on the volume of closed residential mortgage loans, though, and no assurance can be given that this level of income will be realized.

Loan servicing income reached unusual levels in 2001, when non-recurring gains of approximately $789,000 were realized on the sale of the loan servicing rights the Company had retained on previously sold residential mortgage loans.  Pursuant to a detailed analysis of the loan servicing area, management determined that loan servicing revenue was not sufficient to cover associated costs and maintain a reasonable profit margin, and decided to sell the servicing rights on its residential loan servicing portfolio.  With the sale of most of the Company’s loan servicing portfolio, recurring loan servicing income (excluding one-time gains) dropped off substantially in 2002 and was only $217,000, compared to approximately $379,000 in 2001 and $520,000 in 2000, although associated expenses also declined.

Credit card fees increased by $10,000, or 2.1%, from 2000 to 2001, but expanded more significantly in 2002 with the addition of an annual fee for participation in the Company’s “Score Card” program.  From 2001 to

2002 credit card fees increased by $121,000, or 25.1%, growing from $482,000 to $603,000.  With no plans for significant growth in credit card receivables, it is expected that credit card fees will stay at about the same level in 2003.

The $280,000 gain on investment securities in 2002 is primarily comprised of liquidating dividends resulting from the Company’s investment in Sphinx, as that company is winding down operations.  The gain is net of the write-off of the remaining $90,000 book value of that equity investment.  Gains on investments were significantly higher in 2001 than in either 2002 or 2000.  The decline in market interest rates in 2001 had the effect of increasing the market value of the Company’s investment portfolio, which is substantially comprised of fixed-rate bonds, and the Company was able to realize some of those gains as bonds were sold during the year.  Management determined at the beginning of 2001 that the portfolio should be repositioned to improve its total return, by reducing the overall size of the portfolio and moving balances from lower-yielding treasuries and agencies into municipal bonds and mortgage-backed securities.  As bonds were sold during the course of 2001 in pursuit of that strategy, the Company realized gains totaling approximately $1.1 million, compared to $119,000 in 2000.

The Company’s total non-interest expense (excluding the provision for loan losses) increased to $26.2 million in 2002, compared to $25.3 million in 2001 and $22.3 million in 2000.  The $933,000, or 3.7%, increase in non-interest expenses in 2002 is mainly the result of the conversion to in-house item processing and other technology enhancements.  The $3.0 million, or 13.5%, overall increase in non-interest expenses in 2001 was due in large part to the Company’s acquisition of SNB in May of 2000.  In 2001 a full year of the post-acquisition increase in operating expenses is reflected in the Company’s income statement, whereas in 2000 only those expenses subsequent to the acquisition date are included.  While non-interest expenses increased from 4.3% of average earning assets in 2000 to 4.7% in 2001, they subsequently declined to 4.4% of average earning assets in 2002.

The largest dollar increase in 2002 for any single non-interest expense category was in salaries and employee benefits, which increased by $787,000, or 7.21%, to $11.7 million.  These expenses increased only slightly relative to total non-interest expenses, however, going from 43.1% in 2001 to 44.6% in 2002, which is still below the 2000 ratio of 45.1%.  Salaries and benefits for item processing staff which came on board in July and August of 2002 totaled about $100,000 for the year.  Additionally, technology staff was added to provide support for item processing, ATM processing, information security, internal reporting, network operations, and desktop applications.  This additional staffing is estimated to have increased salaries and employee benefits by about $250,000 in 2002.  Also impacting expenses in 2002 was a decrease in the credit taken against salaries for FAS 91 loan origination costs.  Costs, primarily salaries, that are directly associated with originating loans are taken out of current period expenses and amortized over the life of the loan as a reduction of loan fee income.  Because origination activity slowed substantially in the latter part of 2002, due in part to the outsourcing of home mortgage loans, the credit to current period expenses dropped by $284,000.  The increase for 2002 also includes approximately $106,000 in accruals for a salary continuation plan for certain key employees that was adopted effective October 1st in conjunction with the Company’s purchase of BOLI.  These accruals are expected to be approximately $450,000 in 2003.  The remainder of the 2002 increase can be explained by selective strategic staff additions in our branches to enhance business development activities, salary increases in the normal course of business, and rising benefits costs.  In 2001 salaries and benefits totaled $10.9 million, which represents an increase of $854,000, or 8.5%, relative to $10.1 million in 2000.  The main reason for the increase in salaries and benefits in 2001 is because it reflects a full year of the additional expense associated with staffing the four offices added through the SNB acquisition.  Based on market analysis and peer comparisons, it is management’s opinion that the Company can achieve future growth in loans and deposits with only minimal increases in staff.  Thus, it is expected that salaries and employee benefits will decline as a percentage of earning assets over the next few years, although there is no guaranty that this will actually occur.  The number of full-time equivalent employees was 311 at the end of 2002, 287 at the end of 2001, and 323 at the end of 2000.

Total rent and occupancy costs, including furniture and equipment expenses, were $4.4 million in 2002, $4.2 million in 2001, and $3.6 million in 2000.  The increase in these expenses totaled $231,000, or 5.5%, in 2002, and $548,000, or 15.1%, in 2001.  Approximately $125,000 of the increase in 2002 can be directly attributed to the in-house item processing operation, in the form of rent for the additional space and depreciation on the equipment and tenant improvements utilized by our new item processing group.  Our data processing operations also moved to the same building utilized by item processing, further increasing rent expense, and technology initiatives including comprehensive personal computer and server upgrades added to depreciation expenses.  And, despite cost-control efforts in this area, the Company’s overall utilities costs increased by $68,000 due to the electricity rate increases experienced by most companies operating in California.  The main reason for the increase in rent and occupancy costs in 2001 is, again, because that year reflects a full year of the depreciation and other occupancy expenses associated with the four offices added through the SNB acquisition.  There were also significant renovation and maintenance expenses incurred to bring the SNB offices up to Company standards.

Data processing costs increased by $295,000, or 15.7%, to a total of $2.2 million in 2002.  Of this increase, $125,000 was in additional costs related to the Company’s core processing system and $120,000 was for other software costs.  Item processing outsourcing costs only increased by $14,000, but these costs totaled nearly $1.4 million for the year.  Outsourcing costs for item processing should be completely eliminated in 2003 due to the in-house conversion, and even after factoring in the additional costs associated with the in-house solution, management anticipates that the Company will reduce total item-processing related expenses by around $900,000 per year commencing in 2003.  No assurance can be given, however, that this level of savings will actually be realized.  Aggregate data processing costs also experienced a significant increase from 2000 to 2001, climbing from $1.5 million to $1.9 million.  This 22.4% increase was centered in item processing costs, which grew by $279,000 due to the additional number of items processed in 2001.

The cost of professional services was $1.8 million in 2002, $2.3 million in 2001, and $1.1 million in 2000.  While professional services expenses dropped by $502,000, or 21.7% in 2002, in 2001 these expenses were more that double their 2000 level.  Included in professional services costs in 2001 are about $200,000 in costs associated with forming the holding company.  This category also includes payments to consultants for compliance, loan, and operations reviews, which increased by $182,000 in 2001 relative to 2000 due to the increased size and complexity of the Company.  The Bank’s FDIC assessment also increased by $170,000 in 2001, due to the increase in the Bank’s assessable deposit base as well as the lower capital ratios that resulted from the SNB acquisition.  The Company’s regulatory assessments subsequently declined by $93,000 in 2002, since financial reports filed with regulators at the end of 2001 reflect improvement in the Company’s capital position.  Lending-related legal expenses were also approximately $81,000 lower in 2002 than in 2001.  In 2002 the Company also started accruing for the expected costs of a directors retirement plan adopted effective October 1st in conjunction with the purchase of BOLI.  These accruals added approximately $65,000 to professional services expenses in 2002, and will be approximately $260,000 per year in 2003.

The “other operating costs” category, which includes telecommunications, postage, and other costs totaled $2.1 million in 2002, $1.9 million in 2001, and $1.5 million in 2000.  These expenses increased by $206,000, or 10.9% in 2002, and by $435,000, or 30.1% in 2001.  The increase in 2002 includes approximately $350,000 in accruals for anticipated operating losses on the Company’s investments in low-income housing tax credit funds.  The losses are an expected component of these investments, and are factored into the initial assessment of projected returns.  Postage expenses also increased by $92,000, mainly because of increased customer communications costs relative to in-house item processing and imaged statements.  These increases were partially offset by a $257,000 reduction in telecommunications expenses resulting from the restructuring of telephone and data line configurations and the renegotiation of certain contracts.  Most of the increase in 2001 was in telephone and data communications costs, which increased subsequent to the SNB acquisition but also increased as the Company upgraded its communications technology.

We are increasingly focused on enhancing fee income and controlling overhead expenses to mitigate the potential effect of intensified competition on the Company’s net interest margin, and improvement is evident in the Company’s tax-equivalent overhead efficiency ratios of 61.5% for 2002 and 66.1% for 2001.  However, no assurance can be given that future reductions in the Company’s efficiency ratio can be achieved as planned.

Provision for Loan Losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses.  Specifically identifiable and quantifiable losses are immediately charged off against the allowance.

The Company’s provision for loan losses was $3.4 million in 2002, $1.3 million in 2001, and $2.8 million in 2000.  The $2.1 million increase in the provision in 2002 was due in large part to the $74 million increase in average loan balances, but was also the result of a substantial increase in loan balances deemed likely to result in a loss and thus charged off.  Net charge-offs increased by $2.1 million in 2002 relative to 2001, as management was increasingly proactive in evaluating the Company’s loan portfolio and in aggressively identifying and resolving potential problem credits in light of continued recession-like economic circumstances.  In 2001 the provision was reduced by $1.5 million despite an increase in non-performing loans.  A lower amount was added to the Company’s allowance for loan losses in 2001 because net charge-offs fell by $748,000, and the allowance was maintained at a level determined to be appropriate subsequent to a thorough management review of the allowance relative to the Company’s current loan portfolio.  The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan Losses”.

Income Taxes

In 2002, the Company’s provision for state and federal income taxes was $3.1 million, while the provision was $3.6 million and $2.7 million, respectively, for 2001 and 2000.  This represents 25.8% of income before taxes in 2002, 34.5% in 2001, and 33.3% in 2000.

The Company sets aside a provision for income taxes on a monthly basis.  As indicated in Note 9 in the Notes to the Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income.  These permanent differences include but are not limited to tax-exempt income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.  An additional permanent difference arose as a result of the formation of a real estate investment trust (“REIT”) which began operations in August 2002.  The REIT was formed to provide the Company with greater flexibility in managing its capital, but had the added benefit of providing California income tax benefits.  Thus, the Company adjusted its tax accrual effective August 2002 to allow for the year-to-date impact of the REIT, and the tax accrual for 2002 was approximately $472,000 lower than it otherwise would have been.  No assurance can be given that the tax benefits available from the REIT will continue to be available in the future, however.  In addition, there is a possibility that a future modification of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed, although in the opinion of management that is remote.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income.  These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses.  Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company’s deferred tax asset typically exceeds its deferred tax liability.  At December 31, 2002 the Company’s $1,388 net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and depreciation.

The Company’s income tax expense is also affected by income earned on tax-exempt securities.  These securities are primarily the Company’s investments in state, county and municipal bonds, which averaged 43.6% of the total investment portfolio in 2002 and 37.1% in 2001, and provided $1.8 million in federal tax-exempt income in 2002 and $2.0 million in 2001.

Although not reflected in the investment portfolio, in 2002 the Company committed to approximately $3 million in WNC Institutional Tax Credit Fund X, a low-income housing partnership, which should result in about $3.2 million in net total tax credits over its 15 year life.  In 2001 the Company also committed to an approximate $2.9 million investment in a similar tax credit fund, which should result in approximately $3.0 million in net total tax credits.  About $336,000 of those credits should be available for the 2002 tax year, and about $77,000 of the tax credits were realized in 2001.  In 2003, it is expected that approximately $345,000 of these tax credits will be utilized.  All of the credits, however, are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty.

In addition, in early 2002 the Company reevaluated the interest income earned on its loans to companies whose operations are located in areas designated as “enterprise zones” by the State of California.  This interest income is partially exempt from California income taxes, and in 2002 the Company accrued for $307,000 in total refunds of prior year taxes based on amended returns filed with the California Franchise Tax Board.  These refunds are subject to audit by the California Franchise Tax Board, however, and there is also no guaranty that the exemption can or will be sustained going forward.

Financial Condition

A comparison between the summary year-end balance sheets for 1998 through 2002 was presented previously in the table of Selected Financial Data (see Item 6 above).  As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years, with asset growth most pronounced in 2000 as a result of the acquisition of SNB.  Growth in the Company’s total assets over the past year approximated $51 million, or 8%, as compared to growth in 2001 of $44 million, or 7.2%, and growth in 2000 of $148 million, or 32.4%.  Total assets were $701 million and $650 million at December 31, 2002 and 2001, respectively.  A positive trend is also seen in the increase in loans, which are typically higher-earning assets, relative to total earning assets every year since 1998.  On the liability side, an increase in non-interest bearing deposits relative to total deposits plus interest-bearing liabilities from the end of 2001 to the end of 2002 should also help lower overall interest expense going forward, although no assurance can be given that this impact will be sustained.

Loan Portfolio

The Company’s loan portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan portfolio are important considerations when reviewing the Company’s results of operations.  At December 31, 2002, gross loans represented 73.0% of total assets.  At December 31, 2001 and 2000, gross loans were 74.7% and 69.5% of total assets, respectively.  Since loans to assets actually averaged 74.7% for 2002, Management does not feel that the drop from year-end 2001 to year-end 2002 is a reversal of the trend toward higher loans to assets.  Rather, it is simply a factor of specific balance sheet conditions that existed at year-end 2002, including the year-end inflation in assets caused by the temporary increase in cash and due from banks.  The ratio of loans to deposits also declined from 92.2% at the end of 2001 to 83.5% at the end of 2002, however this was due to the addition of brokered deposits during 2002 to replace FHLB borrowings.

The Selected Financial Data table in Item 6 above reflects the net amount of loans outstanding at December 31st for each year from 1998 through 2002.  The Loan Distribution table that follows sets forth the amount of the Company’s total loans outstanding and the percentage distribution in each category at the dates indicated.  The amounts shown in the table are gross figures and do not include net deferred loan fees or net deferred loan origination costs.

Loan Distribution

	As of December 31,

(dollars in thousands)	2002	2001	2000	1999	1998

Agricultural	$11,030	$14,471	$16,306	$15,096	$19,249
Commercial and Industrial	$71,462	$71,857	$59,554	$41,817	$38,459
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	$238,709	$196,455	$165,759	$114,038	$79,749
Secured by Residential Properties	$91,084	$106,772	$102,594	$74,052	$74,359
Secured by Farmland	$16,931	$16,998	$17,575	$16,250	$14,913
Held for Sale	$653	$1,048	$2,128	$10,957	$8,108

Total Real Estate	$347,377	$321,273	$288,056	$215,297	$177,129
Small Business Administration loans	$21,918	$16,942	$10,883	$7,185	$4,618
Consumer Loans	$49,606	$50,714	$35,416	$27,449	$24,564
Credit Cards	$11,225	$11,344	$11,481	$10,666	$11,645

Total Loans	$512,618	$486,601	$421,696	$317,510	$275,664

Percentage of Total Loans
Agricultural	2.15%	2.97%	3.87%	4.75%	6.98%
Commercial and Industrial	13.94%	14.77%	14.12%	13.17%	13.95%
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	46.57%	40.37%	39.31%	35.93%	28.93%
Secured by Residential Properties	17.77%	21.94%	24.33%	23.32%	26.97%
Secured by Farmland	3.30%	3.49%	4.17%	5.12%	5.41%
Held for Sale	0.13%	0.22%	0.50%	3.45%	2.94%

Total Real Estate	67.77%	66.02%	68.31%	67.81%	64.26%
Small Business Administration loans	4.28%	3.48%	2.58%	2.26%	1.68%
Consumer Loans	9.68%	10.42%	8.40%	8.65%	8.91%
Credit Cards	2.18%	2.34%	2.72%	3.36%	4.22%

	100.00%	100.00%	100.00%	100.00%	100.00%

As reflected in the Loan Distribution table, aggregate loan balances have increased nearly $237 million, or 86.0%, over the last four years.  Existing business units generated all of the Company’s loan growth in 2002 and 2001, however about half of the Company’s total $104 million loan growth during 2000 was due to the acquisition of SNB.  The most significant shift in the loan portfolio mix over the past five years has been in real-estate loans secured by commercial properties, which increased from 28.9% of total loans at the end of 1998 to 45.9% of total loans at the end of 2002.  Commercial real estate lending is an increasingly important part of the Company’s focus, and is likely to remain so for the immediate future.

Demand for loans appears to be strong in some markets within the Company’s service area, despite apparent weak demand elsewhere in California and in the United States.  Competition, however, has intensified locally, especially in the Fresno and Bakersfield markets.  The Company’s relatively modest loan growth of $26 million, or 5.3%, in 2002 was partially the result of the competitive environment, but was also due in part to changes in the Company’s residential mortgage lending process.  The Company intends to address increased competition with a possible expansion of loan products and with an increase in loan-oriented marketing.  Overall, loan demand in the Company’s immediate market has been oriented toward loans secured by real estate, including commercial and professional buildings and single family dwellings, as well as commercial loans, including SBA loans.  As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years.  Loans secured by real estate and commercial loans comprised 67.8% and 18.2%, respectively, of the Company’s total loan portfolio at the end of 2002.  The largest percentage and volume growth for any major category of loans during 2002 came in loans secured by real estate, which increased by $26 million, or 8.1%.  Real estate loans secured by commercial/professional office properties (including construction and development loans) actually increased by $39 million, or 19.8%, but this increase was partially offset by the $16 million decline in residential mortgage loans resulting from the aforementioned restructuring of our mortgage-lending group.

Commercial loans, including SBA loans, grew by $5 million, or 5.2%, during 2002.  Actually, all of this growth was in SBA loans, which increased by 29.4% when viewed separately.  The Company’s commercial loans are centered in locally oriented commercial activities in the markets where the Company has a presence.  Additionally, the Company has a business unit dedicated to its SBA product and is very active in specific SBA program lending, and sells a number of the SBA loans it originates.  Further, the Company is designated as an SBA Preferred Lender, which allows greater flexibility to meet small business loan requests with a more timely credit approval process.  The Company’s dedication to SBA lending was recently reaffirmed when Bank of the Sierra was named first in the SBA’s Fresno California District for the dollar volume of SBA loans produced, and second for the number of SBA loans.  Additionally, according to the Fresno District Office, the Bank was the only financial institution to be among the top five SBA lenders for the last four years.

Consumer loans represented 9.68% of total loans at December 31, 2002 and 10.4% of total loans outstanding at December 31, 2001.  These loans declined by $1.1 million, or 2.2%, during 2002.  However, during 2001 they grew by $15.3 million, or 43.2%.  The growth in 2001 came primarily from the purchase of $10 million in balances outstanding on unsecured lines of credit to high net-worth individuals.  The purchase, from a Los Angeles area financial institution, was consummated in December of 2001.  The remaining balances consist primarily of automobile and unsecured lines of credit, which have gained popularity due to their ease of use.  The Company has encountered a great deal of competition for consumer lending products, and has developed a program for lending to people rather than lending on property.  As a result, relationship lending has increased as a portion of overall consumer credit, and is exemplified by home equity lines, other revolving consumer credit facilities and credit card lines.  However, a great deal of consumer credit is now granted in the form of home equity lines, which allow a more favorable treatment of interest costs.  As a result, consumer credit separately reported is only for term debt and unsecured lines and does not include home equity lines, a more growth-oriented category.  Such consumer-oriented debt, secured by home equity, is captured within the total reported for real estate loans secured by residential property.

Agricultural loans dropped to 2.2% of the Company’s total loan balances at the end of 2002 from 7.0% at the end of 1998.  The decline in agricultural loans over the past few years has been due in part to the December 1998 freeze, along with reduced local plantings due to foreign competition.  However, the Company has also withdrawn from financing production lines, where year-to-year cash flow variations can impede the ability of borrowers to meet contractual repayment terms.  With uncertain commodity prices, our borrowers have faced declining equity in farming operations, and some are removing themselves from farming by selling land for housing and other development.

Credit card loans also represented just 2.2% of total loans outstanding at December 31, 2002, having declined from 4.2% of total loans at December 31, 1998.  Despite this decrease, the credit card segment of the Company’s loan product group remains an important part of the Company’s overall customer relationship lending strategy.

Another important aspect of the Company’s loan business has been that of residential real estate loans which, up until March of 2002, were generated internally by the real estate mortgage loan department and ultimately sold in the secondary market to government sponsored enterprises or other long-term lenders.  The Company originated and sold aggregate balances of approximately $41 million of such loans during 2001, an increase from the $38 million originated and sold in 2000.  This changed in March 2002, when the Company began to earn referral fees for directing most of its residential mortgage customers to Moneyline but ceased originating and selling those loans itself.  From March 2002 through December 2002, the Company referred a total of $17 million in successfully completed mortgage loans to Moneyline.  The Company also originates and sells agricultural mortgage loans to certain other investors, and the volume of these loans serviced totaled $54 million as of December 31, 2002.  Total loans serviced for others numbered 128 with an aggregate balance of $43 million at the end of 2002, as compared to 167 loans with an aggregate balance of $59 million at December 31 2001 and 1,480 loans with an aggregate balance of  $173 million at the end of 2000.

Because the Company is not involved with chemicals or toxins that might have an adverse effect on the environment, its primary exposure to environmental legislation is through its lending activities.  The

Company’s lending procedures include steps to identify and monitor this exposure to avoid any significant loss or liability related to environmental regulations.

Loan Maturities

The following Loan Maturity table shows the amounts of total loans and leases outstanding as of December 31, 2002, which, based on remaining scheduled repayments of principal, are due within three months, after three months but less than one year, after one but within five years, and in more than five years.  The principal balance of loans due after one year is indicated by both fixed and floating rate categories.  (Non-accrual loans are intermixed within each category.)

Loan Maturity

(dollars in thousands)	As of December 31, 2002

	Three months or less	Three months thru twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year

Agricultural	$2,284	$4,389	$3,395	$962	$11,030	$1,553	$2,804
Commercial and Industrial (1)	$11,390	$30,503	$20,296	$31,191	$93,380	$32,398	$19,089
Real Estate	$29,619	$26,802	$49,731	$241,225	$347,377	$163,700	$127,256
Consumer Loans	$1,284	$4,173	$19,479	$24,670	$49,606	$28,847	$15,302
Credit Cards	$502	$3,325	$7,398	$—	$11,225	$7,398	$—

TOTAL	$45,079	$69,192	$100,299	$298,048	$512,618	$233,896	$164,451

(1) Includes Small Business Administration Loans

This schedule can be used in combination with the Investment Maturities table in the Investment Securities section and the Deposit Maturities table in the Deposits section to identify time periods with potential liquidity exposure.  The referenced maturity schedules do not convey a complete picture of the Company’s re-pricing exposure or interest rate risk, however.  For details on the re-pricing characteristics of the Company’s balance sheet and a more comprehensive discussion of the Company’s sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements.  These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $176 million at December 31, 2002 as compared to $148 million at December 31, 2001.  Net of credit card lines available which were $40 million and $43 million at December 31, 2002 and 2001, unused commitments represented 26.5% and 21.7% of outstanding gross loans at December 31, 2002 and 2001, respectively.  The Company’s stand-by letters of credit at December 31, 2002, and 2001 were $6.5 million and $4.4 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements located elsewhere herein.

Non-performing Assets

Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values.  In addition, certain investments that the Company may purchase have the potential of becoming less valuable if the obligor’s financial capacity to repay deteriorates.  An institution has a certain level of exposure to asset quality risk and could obtain less than full repayment of an obligation because of the potential for these types of failures.  Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of asset quality risk is focused primarily on loan quality.

The Company achieves a certain level of loan quality by establishing a sound credit plan, which includes well-defined goals and objectives and well-documented credit policies and procedures.  These policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations.  In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality.  The Company’s internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with our loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

Unfortunately, the Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets.  As a multi-community, independent bank headquartered in and serving Tulare County (with a smaller presence in each of Kern, Fresno and Kings counties), the Company must contend with the attendant vagaries of the California and San Joaquin Valley markets.  The Company’s asset quality has suffered during the last several years due to the impact of national and regional economic recessions, consumer bankruptcies, weather-related agricultural loan losses, and depressed prices for agricultural goods.  The San Joaquin Valley, however, may be experiencing a slow but sustained economic recovery, and appears poised for industrial and residential growth even as the agricultural industry remains weak.  The Company is optimistic that the local economy will improve over time, but no assurance can be given that such improvement will in fact occur.

Non-performing assets are comprised of the following:  Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”).  Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan.  At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt.  These loans may or may not be collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full.  OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

The following table provides information with respect to components of the Company’s non-performing assets at the date indicated.

Non-performing Assets
(dollars in thousands)

	As of December 31,

	2002	2001	2000	1999	1998

Nonaccrual Loans:(1)
Agricultural	$15	$185	$652	$—	$635
Commercial and Industrial	$1,070	$1,022	$47	$—	$175
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$350	$503	$—	$—	$—
Secured by Residential Properties	$31	$—	$—	$130	$125
Secured by Farmland	$2,343	$4,945	$1,267	$—	$—
Held for Sale	$—	$—	$—	$—	$—

TOTAL REAL ESTATE	$2,724	$5,448	$1,267	$130	$125
Small Business Administration loans	$323	$—	$—	$—	$—
Consumer Loans	$141	$22	$22	$38	$58
Credit Cards	$56	$39	$132	$220	$125

SUBTOTAL	$4,329	$6,716	$2,120	$388	$1,118
Loans 90 days or more past due & still accruing:
(as to principal OR interest)
Agricultural	$—	$1,418	$—	$73	$1,637
Commercial and Industrial	$1,426	$867	$110	$27	$127
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$700	$—	$163	$—	$411
Secured by Residential Properties	$—	$640	$94	$280	$—
Secured by Farmland	$—	$—	$106	$—	$545
Held for Sale	$—	$—	$—	$—	$—

TOTAL REAL ESTATE	$700	$640	$363	$280	$956
Small Business Administration loans	$—	$—	$438	$102	$—
Consumer Loans	$—	$126	$31	$4	$7
Credit Cards	$12	$17	$22	$40	$93

SUBTOTAL	$2,138	$3,068	$964	$526	$2,820

TOTAL NON-PERFORMING LOANS	$6,467	$9,784	$3,084	$914	$3,938
Other Real Estate Owned	$1,421	$769	$1,530	$2,553	$1,273

Total nonperforming assets	$7,888	$10,553	$4,614	$3,467	$5,211

Restructured Loans (2)	N/A	N/A	N/A	N/A	N/A
Nonperforming loans as% of total gross loans	1.26%	2.01%	0.73%	0.29%	1.43%
Nonperforming assets as a% of total gross loans and other real estate owned	1.53%	2.17%	1.05%	1.08%	1.88%

(1) Additional interest income of approximately $324,000 would have been recorded for the year ended December 31, 2002 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

(2) A “restructured loan” is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Total non-performing balances stood at $7.9 million at the end of 2002, with approximately 30% of those balances being agriculture-related.  This represents a decline of $2.7 million, or 25.3%, from year-end 2001 levels.  Non-performing assets to total gross loans plus OREO also declined for the same period, dropping to 1.53% at the end of 2002 from 2.17% at the end of 2001.  This was due in part to the favorable resolution of certain problem credits.  However, much of the decline was simply due to the level of net loan balances charged off, which increased by $2.1 million from 2001 to 2002 as the Company has taken a more proactive approach to identifying and aggressively charging off loans when losses appear imminent (see “Allowance for Loan Losses”).  Net Charge-offs increased to .62% of average loans in 2002 from .23% in 2001 and .43% in 2000.  The Company’s long-term average (1989 through 2002) for this ratio is approximately .49%, although no assurance can be given that the average will remain at this level in the future.  The Company’s non-performing assets increased by $5.9 million during 2001 primarily due to the placement on non-accrual status of $4.5 million in loans to a single borrower, although the Company’s exposure to that borrower has subsequently declined and only $1.7 million remained on non-accrual at December 31, 2002.  A mitigating factor when evaluating the Company’s non-performing loans is that $3.7 million, or 57.9%, of the total $6.5 million balance at year-end 2002 is secured by real estate, and an additional $1.9 million, or 28.7%, is comprised of the guaranteed portion of loans that are backed by the U.S. government.

The Company anticipates influxes of non-accrual loans in the normal course of business as it further increases its lending activities and borrower performance issues periodically arise.  It also expects to acquire some level of “other real estate” as collection activities are undertaken to resolve problem and non-accrual credits.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risk in the Company’s loan portfolio.  The allowance is increased by provisions charged against current earnings, and reduced by net charge-offs.  Loans are charged off when they are deemed to be uncollectable; recoveries are generally recorded only when cash payments are received subsequent to the charge off.

We employ a systematic methodology for determining the allowance for loan losses that includes a monthly review process and monthly adjustment of the allowance.  Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed reviews of other loans (either individually or in pools).  While this methodology utilizes historical and other objective information, the establishment of the allowance for loan losses and the classification of loans is also to some extent based on management’s judgment and experience.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date.  Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors.  Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity prices as well as acts of nature (freezes, earthquakes, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agriculture industry and other key industries in the Central San Joaquin Valley.  The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examination, model imprecision, and the rate of portfolio growth are additional qualitative factors that are considered.

The table which follows summarizes the activity in the allowance for loan losses for the years indicated:

Allowance For Loan Losses
(dollars in thousands)

	As of December 31,

	2002	2001	2000	1999	1998

Balances:
Average gross loans outstanding during period	$500,461	$426,968	$403,290	$288,729	$262,976

Gross loans outstanding at end of period	$512,618	$486,601	$421,696	$317,510	$275,664

Allowance for Loan Losses:
Balance at beginning of period	$5,675	$5,362	$3,319	$4,394	$3,034

Adjustments (1)	$—	$—	$1,018	$—	$—

Provision Charged to Expense	$3,350	$1,300	$2,760	$2,118	$2,800

Loan Charge-offs
Agricultural	$602	$81	$324	$1,880	$—
Commercial & Industrial Loans (2)	$1,161	$295	$705	$290	$236
Real Estate loans	$—	$—	$—	—	—
Consumer Loans	$1,031	$376	$253	$374	$398
Credit Card Loans	$580	$587	$657	$729	$907

Total	$3,374	$1,339	$1,939	$3,273	$1,541

Recoveries
Agricultural	$34	$31	$27	$1	$—
Commercial & Industrial Loans (2)	$156	$187	$44	$28	$42
Real Estate loans	$—	$—	$—	—	$—
Consumer Loans	$37	$39	$66	$12	$18
Credit Card Loans	$61	$95	$67	$39	$41

Total	$288	$352	$204	$80	$101

Net Loan Charge-offs	$3,086	$987	$1,735	$3,193	$1,440

Balance at end of period	$5,939	$5,675	$5,362	$3,319	$4,394

Ratios:
Net Loan Charge-offs to Average Loans	0.62%	0.23%	0.43%	1.11%	0.55%
Allowance for Loan Losses to Gross Loans at End of Period	1.16%	1.17%	1.27%	1.05%	1.59%
Allowance for Loan Losses to Non-Performing Loans	91.84%	58.00%	173.87%	363.13%	111.58%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	51.96%	17.39%	32.36%	96.20%	32.77%
Net Loan Charge-offs to Provision for loan losses	92.12%	75.92%	62.86%	150.76%	51.43%

(1) Allowance acquired from Sierra National Bank
(2) Includes Small Business Administration Loans.

At December 31, 2002, the Company’s allowance for loan losses was $5.9 million.  The loan loss provisions in 2002, 2001, and 2000 totaled $3.4 million, $1.3 million, and $2.8 million respectively.  Although the provision was significantly higher, net loans charged off in 2002 were also $2.1 million higher than in 2001, thus the allowance for loan losses increased by only $264,000 during 2002.  Net loan charge-offs in 2002 were $3.1 million, or 0.62% of average loans, compared to $987,000, or .23% of average loans in 2001.  The dollar amount of loans charged off in 2002 increased significantly for consumer, commercial and industrial (“C&I”), and agricultural loans.  The increase in consumer loan charge-offs consists mainly of certain of the unsecured lines of credit purchased by the Company in late 2001.  Specifically, some of the lines were to technology-sector executives who became unable to meet contractual repayment terms subsequent to the purchase.  The C&I loan charge-offs are primarily the result of Management’s proactive efforts to identify and aggressively pursue resolution of lingering problem loans.  About one-third of the C&I charge-offs were loans to companies in construction-related businesses that experienced difficulties due to competitive pressures and inefficient management.  The remainder of the C&I charge-offs are split fairly evenly among transportation, agriculture-related, healthcare, and retail/service businesses.  Many of the problems faced by the agriculture-related companies are linked to current market conditions.  The trucking companies’ difficulties are also economic in nature and can be traced back to September 11, 2001.  The increase in agricultural loans charged off can be explained by certain loans to a single borrower that were placed on non-accrual in 2001 and were ultimately deemed to be uncollectible.

The allowance as a percentage of total loans at year-end 2002 versus 2001 declined only negligibly, from 1.17% to 1.16%, despite the increase in loan balances and the substantial decrease in the ratio of non-performing loans to total loans from 2.01% to 1.26% (see “Non-performing Assets” above).  The relatively large decline in non-performing loans also caused the allowance to increase from 58.0% of non-performing loans at the end of 2001 to 91.8% at the end of 2002.

Our methodology for determining the adequacy of the Company’s allowance for loan losses is, and has been, consistently followed.  However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan portfolio.  On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan portfolio.  The Company’s external auditors, the FDIC, and the California Department of Financial Institutions also review the allowance for loan losses as an integral part of the examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.  Further, management believes that the allowance for loan losses is adequate as of December 31, 2002 to cover known and inherent risks in the loan portfolio.  However, fluctuations in credit quality, or changes in economic conditions or other factors could cause management to increase or decrease the allowance for loan losses as necessary, and no assurance can be given that such factors may not result in increased losses in the loan portfolio in the future.

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

Allocation of Loan Loss Allowance
(dollars in thousands)

	As of December 31,

	2002		2001		2000		1999		1998

	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans

Agricultural	$419	2.15%	$997	2.97%	$574	3.87%	$478	4.75%	$982	6.98%
Commercial and Industrial (2)	$2,529	18.22%	$1,573	18.25%	$1,667	16.70%	$764	15.43%	$1,696	15.63%
Real Estate	$1,538	67.77%	$1,713	66.02%	$2,112	68.31%	$1,362	67.81%	$1,038	64.26%
Consumer Loans	$734	9.68%	$681	10.42%	$384	8.40%	$285	8.65%	$272	8.91%
Credit Cards	$719	2.19%	$711	2.33%	$625	2.72%	$430	3.36%	$406	4.22%

TOTAL	$5,939	100.00%	$5,675	100.00%	$5,362	100.00%	$3,319	100.00%	$4,394	100.00%

(1) Represents percentage of loans in category to total loans.
(2) Includes Small Business Administration loans.

Investment Portfolio

The investment securities portfolio had a book value of $84 million at December 31, 2002.  It is the second largest component of the Company’s earning assets, and the structure and composition of this portfolio is significant to any analysis of the financial condition of the Company.  The Company makes available two portfolios for the classification of its investments:  “Held-to-maturity”, and “Available-for-sale”.  While provision is also made for a trading portfolio classification, the Company has no investments that are classified as such.  The held-to-maturity portfolio can consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted by generally accepted accounting principles.

Prior to 2000, the Company’s long-term tax exempt obligations and certain pledged treasury and agency issues were classified as held-to-maturity.  During the fourth quarter of 2000, however, the Company adopted Financial Accounting Standards Board Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which afforded the opportunity to reclassify some or all of the Company’s investments.  Upon adoption of this statement, the Company reclassified substantially all of its investments from the held-to-maturity portfolio to the available-for-sale portfolio to allow more flexibility with regard to the active management of its investment securities.  As a result, the Company’s unrecorded potential increase in the market value of the reclassified bonds, net of the tax effect, was recorded on the balance sheet as an increase in accumulated other comprehensive income.

The investment portfolio serves the following purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak; and 5) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company’s investment portfolio is currently composed primarily of:  (1) U.S. Treasury and Agency issues for liquidity and pledging; (2) mortgage-backed securities to enhance the yield of the portfolio; (3) state, county and municipal obligations which provide limited tax free income and pledging potential; and (4) other equity investments.  The fourth category includes an equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency.  In 2002 the relative distribution of these groups within the overall portfolio changed slightly, with U.S. Treasury and Agency bonds declining to 16.2% of the portfolio in 2002 from 22.2% in 2001, and mortgage-backed securities increasing to 28.6% in 2002 from 23.2% in 2001.  With the relatively low yield environment in 2002, maturing bonds were replaced when possible with short-duration higher-yielding mortgage-backed securities.  Still, as can be seen on the Distribution, Rate & Yield table presented in a previous section, the average yield earned on total investments declined from 5.38% to 4.57%.

The distribution of investments changed substantially in 2001, with a shift out of treasuries and agencies and into mortgage-backed securities and municipal obligations.  Municipal obligations remain the largest portion of the total portfolio at 48.9%, up from 37.8% at the end of 2000.  Treasuries and agencies together comprised 22.2% of total investments at the end of 2001, down from 48.7% at the end of 2000, while mortgage-backed securities increased proportionate to total investments in 2001, to 23.2% from 6.8%.  This movement away from pure liquidity instruments into higher-yielding bonds with a higher perceived risk and a longer duration helped the company minimize the impact of declining interest rates on the yield of the portfolio.  The portfolio yield fell to 5.38% in 2001 from 5.81% in 2000, a drop of only 43 basis points despite the Federal Reserve’s 475 basis point reduction in the fed funds rate during the year.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio - Available For Sale
(dollars in thousands)

	As of December 31,

	2002				2001		2000

	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

US Treasury Securities	$207	$5		$212	$1,002	$1,025	$13,540	$13,557
US Government Agencies & Corporations	12,876	481		$13,357	18,824	19,548	40,705	41,204
Mortgage-backed securities (CMO)	23,341	665	(6)	$24,000	21,257	21,507	7,513	7,650
Corporate Bonds	4,503	94		$4,597	4,996	5,210	4,985	5,039
State & political subdivisions	39,787	1,948		$41,735	44,477	45,284	41,407	42,519
Equity securities	6	4		$10	100	115	787	783

Total Investment Securities	$80,720	$3,197	$(6)	$83,911	$90,656	$92,689	$108,937	$110,752

The carrying value of the Company’s investment portfolio declined by $9 million during 2002, falling to $84 million.  This was allowed to occur because the Company has enhanced its liquidity resources with the net cash surrender value of bank-owned life insurance, access to multiple brokered CD programs, and expanded overnight fed funds borrowing lines.  We thus did not feel pressured to replace all maturing bonds in a historically low interest rate environment.  In 2001 the investment portfolio was also substantially reduced in size, dropping to $93 million at the end of the year from its starting balance of $113 million.  The aggregate $27 million reduction in investment portfolio balances from the end of 2000 to the end of 2002 has added to the positive impact of rising loan balances on the Company’s net interest margin, when viewing both categories relative to interest-earning assets.  While loans are generally higher-yielding instruments and their increased weighting enhances the Company’s yield on earning assets, management does not anticipate letting investment balances drop further relative to total earning assets due to the investment portfolio’s preferential liquidity and risk characteristics.  Securities pledged as collateral on repurchase agreements, public deposits and for other purposes as required or permitted by law were $57.4 million and $55.0 million, for December 31, 2002 and 2001, respectively.

The investment maturities table below summarizes the maturity of the Company’s investment securities and their weighted average yields at December 31, 2002.  Expected remaining maturities may differ from remaining contractual maturities because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities - Available For Sale
(dollars in thousands)

	As of December 31, 2002

	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

US Treasury securities	$—	0.00%	$212	3.45%	$—	0.00%	$—	0.00%	$212	3.45%
US Government agencies & corporations	4,959	6.82%	8,398	5.69%	—	0.00%	—	0.00%	13,357	6.11%
Mortgage-backed securities	—	0.00%	20,039	3.75%	979	4.84%	2,982	5.73%	24,000	4.04%
Corporate Bonds	4,597	7.03%	—	0.00%	—	0.00%	—	0.00%	4,597	7.03%
State & political subdivsions (1)	4,990	6.42%	21,802	5.96%	12,317	7.15%	2,626	7.59%	41,735	6.47%
Equity securities (2)	—	0.00%	—	0.00%	—	0.00%	10	6.69%	10	6.69%

Total investment securities	$14,546		$50,451		$13,296		$5,618		$83,911

(1) Yields are not adjusted for the tax benefits of non taxable income.
(2) Equity securities have no stated maturity but have been added to the after ten years, for ease of review.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks represent the major portion of the Company’s non-earning assets.  At December 31, 2002 cash and due from banks comprised 7.95% of total assets, compared to 6.12% of total assets at December 31, 2001.  The increase of $16 million, or 40%, on December 31, 2002 relative to the end of 2001 was caused by the Federal Reserve Bank of San Francisco’s failure to provide proper credit to the Company for cash items presented for collection.  That situation was subsequently resolved and the balance of cash and due from banks at the end of January 2003 was down to $31.6 million (un-audited), below its annual average of about $33 million for 2002.

The Company is exerting ongoing efforts to reduce non-earning cash balances relative to interest-earning assets, and during 2002 installed a software solution to help reduce its cash reserve requirements at the Federal Reserve Bank.  These efforts will continue in 2003 with a focus on the reduction of vault cash.  A system to more closely monitor branch cash balances has been implemented, and the possibility of a central cash vault is being explored.  Despite these efforts, there are geographic limitations to our ability to reduce the number of cash items in process of collection, as the Company’s operating branches lie at the extreme southern end of the Federal Reserve Bank (FRB) of San Francisco’s responsibility area for check clearing activities.  As a result, a greater volume of the Company’s balances with correspondent banks have been uncollected funds, and therefore due from bank balances have been greater than similar size institutions in metropolitan areas where collection activity is more centralized.  However, if and when the Federal Reserve Banks start accepting electronic items (i.e., imaged checks) for collection, this geographic disadvantage will be removed.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter.  Depreciation and amortization was $2.1 million for the year ended December 31, 2002 as compared to $1.9 million during 2001.  The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment
(dollars in thousands)

	As of December 31,

	2002			2001			2000

	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value

Land	$2,045	$—	$2,045	$2,025	$—	$2,025	$2,028	$—	$2,028
Buildings	$9,786	$2,437	$7,349	$8,649	$2,078	$6,571	$8,013	$1,741	$6,272
Leasehold Improvements	$2,607	$953	$1,654	$1,721	$817	$904	$1,696	$691	$1,005
Construction in progress	$26	$—	$26	$367	$—	$367	$188	$—	$188
Furniture and Equipment	$16,312	$9,808	$6,504	$13,417	$8,980	$4,437	$12,526	$7,542	$4,984

Total	$30,776	$13,198	$17,578	$26,179	$11,875	$14,304	$24,451	$9,974	$14,477

The net book value of the Company’s premises and equipment increased by $3.3 million, or 22.9%, in 2002 due to the equipment purchased to facilitate in-house item processing, a comprehensive replacement of desktop workstations, the upgrade of many of the Company’s network servers, and other technology initiatives undertaken in 2002.  There was a slight decline in 2001, although there was a $2.8 million increase in the level of investment in premises and equipment during 2000.  Land and buildings increased in 2000 with the addition of the four SNB branches, and additional computer hardware was placed in service to accommodate the increase in locations.  The Company’s premises and equipment were 2.5% of total assets at December 31, 2002, 2.2% at the end of 2001, and 2.4% at the end of 2000.

Other Assets

Other assets increased by $15 million, or 86.9%, during 2002, rising to 4.4% of total assets at December 31, 2002 from 2.6% at the end of 2001.  This increase is the result of a $3 million commitment to invest in low-income housing tax credit funds in May 2002, and a $13 million investment in bank-owned life insurance (BOLI) in September and October of 2002.  Low-income housing tax credit funds lower the Company’s tax liability through direct tax credits as well as partnership operating losses.  The Company’s investment in tax credit funds is the offset for partnership loss accruals, thus the total amount invested and committed for investment has been written down from its original $6 million to $5.5 million at December 31, 2002.  Even taking the losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on these investments over their 15-year life is around 11%.

BOLI is an insurance policy with a single premium paid at policy commencement.  Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company.  The costs of certain benefit plans added by the Company in 2002 are “funded” with BOLI income, but even net of the accruals for expected expenses associated with these benefit plans the BOLI is projected to have a tax-equivalent return of around 8%.  No assurance can be given that this return will be fully realized, though.

The Company holds certain other equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet.  These include investments in Pacific Coast Bankers Bancshares, Lender Services Acquisition Corporation (“LSAC”), California Economic Development Lending Initiative, Community Bankers Insurance Agency, LLC, and the Federal Home Loan Bank (“FHLB”).  The largest of these investments is the Company’s $1.5 million investment in FHLB stock.  This investment fluctuates from time to time based on the Company’s current and recent borrowing activity at the Federal Home Loan Bank.  The only other significant investment in this category is the Company’s $1.0 million investment in LSAC that was made during 2001.  LSAC is owned primarily by a consortium of California bank holding companies, none of which holds voting shares in excess of 5% of the total voting stock of LSAC.  LSAC is a holding company for certain title insurance companies which operate mainly in California and which derive a portion of their revenues out of referrals from the banks that own LSAC.

Deposits

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations – Net Interest Income and Net Interest Margin.  The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the propensity of that money to leave the institution for rate-related or other reasons.  Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposits, meaning time deposits with balances exceeding $100,000, as customers with balances of this magnitude are typically more rate-sensitive than customers with smaller balances.  The Company’s community-oriented deposit gathering activities in the central San Joaquin Valley, however, seem to have engendered a base of customers who tend to display more brand loyalty and thus are less likely to leave the Company than might be expected.

The Company’s total deposit balances grew by $84 million, or 16.2%, during 2002, while deposits actually fell by $6 million during the prior year.  The decline in 2001 occurred because much of the funding for the significant growth in loans at the end of 2001 came in the form of non-deposit borrowings from the Federal Home Loan Bank.  As previously discussed, Federal Home Loan Bank borrowings were replaced by brokered CD’s early in 2002, which provided approximately $46 million of the increase in deposit balances from the end of 2001 to the end of 2002.  Jumbo CD’s obtained through the branch system, however, appear to have fallen by about $6 million, since total time deposits over $100,000 only increased by $40 million.  Furthermore, time certificates of deposits under $100,000 declined by $15 million, or 13.7%, during 2002.  As was the case in many financial institutions across the country in 2002, customers appeared to value liquidity over yield as balances shifted from time deposits into lower-yielding money market and savings accounts, as well as interest-free demand deposit accounts.  We are now focused on sustaining the momentum in core customer deposit growth in order to let brokered deposits roll off as they mature, although no assurance can be given that the Company will achieve this objective.

Not only was money shifted from jumbo CD’s, but it also appears that the possibility of further principal losses in equity markets may have caused a general influx of money into relatively safe deposit products.  Core deposits, comprised of all deposits except time deposits over $100,000, increased by an aggregate $45 million in 2002.  Money market account balances, which increased by 31.1%, in 2002, represented $29 million of that increase.  Money market deposits also increased by nearly $50 million, or 112%, in 2001 due in large part to a promotional campaign run in the early months of that year.  Money market accounts comprised 19.7% of total deposits and short-term borrowings at the end of 2002, versus 16.1% at the end of 2001.  Because of the drop in interest rates in 2001, this movement into variable-rate money market deposits has had a positive impact on the Company’s net interest margin.  Balances which might have otherwise been locked in time deposits at higher rates were instead in money market instruments which were re-priced downward frequently during the course of 2001, and stayed down as rates have stabilized.

Another favorable volume variance came in non-interest demand deposits, which increased from 24.6% of total deposits plus interest-bearing liabilities at December 31, 2001 to 26.4% at the end of December 2002.  These deposits increased by $22 million, or 15.3%, in 2002, and by $12 million, or 9.4% in 2001.  Likewise, interest-bearing demand deposits, or NOW accounts, increased by $2 million, or 3.6%, in 2002 and by $3.8 million, or 8.3%, in 2001.  Regular savings accounts also increased by $6 million, or 18.5%, in 2002.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2002 was as follows:

Deposit Maturity Distribution
(dollars in thousands)

	As of December 31, 2002

	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total

Time Certificates of Deposits < $100,000	$53,473	$26,790	$16,471	$13,694	$142	$110,570
Other Time Deposits > $100,000	$46,861	$38,025	$23,322	$9,954	$876	$119,038

TOTAL	$100,334	$64,815	$39,793	$23,648	$1,018	$229,608

In addition to the deposit liabilities available in the local market, the Company provides a cash management product to its commercial business customers.  This product group is categorized as a non-deposit “sweep account,” and at December 31, 2002, the Company’s financial statements reflected $14.5 million in repurchase agreements, which represent such sweep accounts (see “Other Borrowings” section which follows).  At December 31, 2001, the Company’s financial statements reflected approximately $22.3 million in repurchase agreements, secured by pledged investments held segregated from the Company’s own securities portfolio.  The decrease was mainly the result of certain relatively large customers converting sweep balances into higher-yielding money market accounts.  As a result of their overnight investment aspect, the cost of these “sweep accounts” has generally been lower than the Company’s interest expense for longer-term funds.  It is anticipated that while this product will remain an important aspect of the Company’s service capacity.

Other Borrowings

The Company utilizes other short-term borrowing to temporarily fund loan growth when customer deposit growth has not kept pace with growth in outstanding loan balances.  In addition, short-term borrowings may be used to purchase additional investments, or when additional liquidity is required to support higher customer cash utilization levels as was the case at December 31, 1999 due to Y2K considerations.

Short-term borrowings principally include overnight fed funds purchased, including advances from the Federal Home Loan Bank of San Francisco (FHLB), and securities sold under repurchase agreements which were described more fully in the previous section. The details of these borrowings for the years 2002, 2001, and 2000 are presented below:

Short-term Borrowings

	2002	2001	2000

Repurchase Agreements
(dollars in thousands)
Balance at December 31	$14,541	$22,253	$13,584
Average amount outstanding	$26,148	$15,728	$13,977
Maximum amount outstanding at any month end	$35,986	$22,253	$20,756
Average interest rate for the year	1.24%	2.75%	4.43%
Fed funds purchased and Overnight FHLB Advances
(dollars in thousands)
Balance at December 31	$4,750	$38,300	$20,700
Average amount outstanding	$3,791	$3,162	$13,421
Maximum amount outstanding at any month end	$10,598	$38,300	$40,923
Average interest rate for the year	1.82%	4.45%	6.46%

The balance of fed funds purchased at the end of 2001 consisted exclusively of overnight advances from the Federal Home Loan Bank.  As explained previously, though, these FHLB borrowings were entirely replaced by brokered deposits in early 2002.  Our reliance on overnight fed funds subsequently increased to $5 million at the end of 2002, however, since that source was used to “fund” the increase in non-earning cash items in process of collection at December 31, 2002.

Capital Resources

At December 31, 2002, the Company had total shareholders equity of $53.3 million, comprised of $2.8 million in common stock, $48.6 million in retained earnings, and $1.9 million in accumulated other comprehensive income.  Total shareholders equity at the end of 2001 was $46.1 million.  Net income has provided $21.2 million in capital over the last three years, of which $6.4 million or approximately 30% was distributed in dividends.  The retention of earnings has been the Company’s main source of capital since 1982.  The Company did, however, issue $15 million in Trust Preferred Securities in 2001, the proceeds of which are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles.

The Company paid cash dividends totaling $2.6 million or $0.28 per share in 2002 and $1.7 million or $0.18 per share in 2001, representing 38% and 24%, respectively of the prior year’s earnings.  As the holding company reorganization became effective on August 10, 2001, all of the dividends paid prior to that date were paid by the Bank, rather than the Company.  Since 1999, the Bank (or the Company, as applicable) has generally adhered to a policy of paying quarterly cash dividends totaling around 35% of the prior year’s net earnings to the extent consistent with general considerations of safety and soundness, provided that such payments do not adversely affect the Bank’s or the Company’s financial condition and are not overly restrictive to its growth capacity.  However, the Bank experienced significant growth in 2000, due mainly to its acquisition of Sierra National Bank in May of that year, and also had a slight contraction in earnings in the 2000 calendar year.  In light of these events, the Board of Directors declared dividends in 2001 totaling only approximately 24% of the prior year earnings.  The Company anticipates paying dividends in the future consistent with the general dividend policy as described above.  However, no assurance can be given that the Bank’s and the Company’s future earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy.  Management reviews various capital measurements on a monthly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines.  The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures.  There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital.  Tier 1 Capital includes common shareholders’ equity and the proceeds from the issuance of trust-preferred securities (trust-preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value.  Tier 2 Capital includes preferred stock and certain types of debt equity which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see “Item 1, Business-Supervision and Regulation – Capital Adequacy Requirements” herein.)

At December 31, 2002, the Company had a Tier 1 risk based capital ratio of 10.9%, a total capital to risk-weighted assets ratio of 12.0%, and a leverage ratio of 9.0%.  The Company had a Tier 1 risk based capital ratio of 11.0%, a total capital to risk-weighted assets ratio of 12.2%, and a leverage ratio of 9.0% at December 31, 2001.  Note 13 of the Notes to Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios as of December 31, 2002 and 2001.

The FDIC also places each financial institution it regulates into one of five capital categories, depending on the institution’s risk-based capital ratios (For more detailed information, see “Item 1, Business-Supervision and Regulation – Prompt Corrective Action Provisions” herein.).  As of December 31, 2002, the Bank had a Total Risk-Based Capital Ratio of 11.0%, a Tier 1 Risk-Based Capital Ratio of 9.9%, and a Leverage Capital Ratio of 8.17%.  The Bank is currently “well capitalized” by regulatory standards.  It is anticipated that the current level of capital will allow the Bank to grow substantially and remain well capitalized, although no assurance can be given that this will be the case.

Liquidity and Market Risk Management

The Company must address on a daily basis the various and sundry factors which impact its continuing operations.  Three of these factors have been previously discussed: The economic climate which encompasses our business environment, the regulatory framework that governs our practices and procedures, and credit risk.  This section will address liquidity risk and market risk, two additional risks specific to the operation of a financial institution that also require active management.

Liquidity

Liquidity refers to the Company’s ability to maintain a cash flow sufficient to fund operations and to meet obligations and other commitments in a timely and cost-effective fashion.  At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments.  To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or sufficient liquidity resources must be available to meet varying demands.  The Company manages liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities, without maintaining excessive amounts of on-balance sheet liquidity.  Excess balance sheet liquidity can negatively impact the interest margin.

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which were generated by offering traditional banking services in the communities in its service area and which have, historically, been a very stable source of funds.  The Company’s loan to deposit ratio jumped from 78.9% at the end of 2000 to 92.2% at the end of 2001, primarily due to the surge in loan growth toward the end of 2001 which was funded with overnight borrowings from other banks. The ratio declined in 2002 subsequent to the replacement of overnight borrowings with deposits, and was 83.5% at December 31, 2002.  The Company also has the ability to raise deposits through various deposit brokers if required for liquidity purposes.

The unpledged portion of the Company’s investment portfolio is also an integral component of liquidity management due to the relative ease with which many bonds can be sold.  Despite the significant decline in investment balances over the past two years there were still $30 million in unpledged investments at the end of 2002 that could be sold, if necessary.  Management is of the opinion that its investments and the other standby funding sources it has arranged are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs. Those additional sources include the following: A formal borrowing line with the Federal Home Loan Bank that is secured by certain of the Company’s real estate loans; informal short-term liquidity lines for overnight fed funds with certain correspondent banks; readily marketable loans, including the guaranteed portion of SBA loans; and the net cash surrender value of BOLI.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  The Company’s market risk exposure is primarily that of interest rate risk, and it has risk management policies to monitor and limit earnings and balance sheet exposure to changes in interest rates.  The Company does not engage in the trading of financial instruments.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates.  In order to identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a quarterly basis to identify more dynamic interest rate risk exposures than those apparent in a standard re-pricing gap analysis.

The Bancware modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin.  These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under different interest rate scenarios.  The simulation program utilizes specific individual loan and deposit maturities, embedded options, rates and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense.  Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios.  These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).  The Company typically uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points.

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. Shock, and plus or minus 15% based on a 300 b.p. Shock in interest rates.  As of December 31, 2002, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.		+300 b.p.

Change in Net Int Inc	$-7,907,000	$-3,885,000	-1,255,000	+117,000	$	+403,000	$	+1,285,000
% Change	-21.63%	-10.63%	-3.43%	0.32%		1.10%		3.51%

The above profile illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $3.9 million, or approximately 10.6%, over the next twelve months.  By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely gain approximately $403,000 million, or 1.1%, over the next year.  The Company is asset sensitive, and the relationship between the change in net interest income under rising and declining rate scenarios is typically expected to be inversely proportionate.  In fact the Company has, in the past, seen erosion in its interest margin when rates decline (most recently in 2001) while benefiting in a rising rate environment.  The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero.  As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin.  In reality, while management does not expect current historically low rates to fall, if they did the Company would likely limit movement in the Bank of the Sierra Prime Rate, although no assurance can be given that this would, indeed occur.  Approximately $200 million in variable-rate loan balances are tied to that rate.  If the Bank of the Sierra Prime Rate is not lowered further from its current level, the Company’s interest rate risk profile changes dramatically:

	Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.	+100 b.p.	+200 b.p.		+300 b.p.

Change in Net Int Inc	$	+854,000	$	+2,090,000	+1,755,000	+117,000	$	+403,000	$	+1,285,000
% Change		2.34%		5.72%	4.80%	0.32%		1.10%		3.51%

The economic values of the Company’s loan and deposit portfolios also change under the interest rate scenarios previously discussed.  The amount of change is based on the characteristics of each loan and deposit class, which include the rate level relative to current market, the likelihood of prepayment, whether the rate is fixed or floating, the maturity of the instrument and the particular circumstances of the customer.  The quantification of the change in economic value is somewhat apparent in Note 14, Fair Value of Financial Instruments, in the Consolidated Financial Report, however such values change over time based on certain assumptions about interest rates and likely changes in the yield curve.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Market Risk Management”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2002, 2001 AND 2000

AND

INDEPENDENT AUDITOR’S REPORT

INDEPENDENT AUDITOR’S REPORT

The Shareholders
   and Board of Directors
Sierra Bancorp and Subsidiaries

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and subsidiaries (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements of the Company for the year ended December 31, 2000 were audited by other auditors whose report, dated February 2, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Bancorp and subsidiaries as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ PERRY-SMITH LLP

Sacramento, California
January 17, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
   of Sierra Bancorp

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity and cash flows of Sierra Bancorp and subsidiary (the Company) for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Sierra Bancorp and subsidiary for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ McGladrey & Pullen, LLP

Pasadena, California
February 2, 2001

SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

ASSETS
Cash and due from banks	$55,819	$39,835
Interest-bearing deposits in banks		190
Investment securities available-for-sale (Notes 3 and 8)	83,911	92,689
Loans, net of allowance for loan losses of $5,939 in 2002 and $5,675 in 2001 (Notes 4, 8, 11 and 16)	505,655	480,393
Premises and equipment, net (Note 5)	17,578	14,304
Other real estate	1,421	769
Intangible assets	5,544	5,546
Other assets (Note 6)	31,186	16,684

Total assets	$701,114	$650,410

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$164,776	$142,884
Interest bearing (Note 7)	440,929	378,433

Total deposits	605,705	521,317
Short-term borrowings (Note 8)	19,323	60,783
Mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust (Note 10)	15,000	15,000
Other liabilities	7,799	7,169

Total liabilities	647,827	604,269

Commitments and contingencies (Note 11)
Shareholders’ equity (Notes 12 and 13):
Common stock, no par value; 24,000,000 shares authorized; 9,251,844 and 9,212,280 shares issued and outstanding in 2002 and 2001, respectively	2,815	2,285
Retained earnings	48,594	42,651
Accumulated other comprehensive income (Notes 3 and 17)	1,878	1,205

Total shareholders’ equity	53,287	46,141

Total liabilities and shareholders’ equity	$701,114	$650,410

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share data)

	2002	2001	2000

Interest income:
Interest and fees on loans	$37,452	$37,185	$38,913
Interest on investment securities:
Taxable	2,581	3,755	4,350
Tax-exempt	1,849	2,000	2,022
Interest on Federal funds sold and interest-bearing deposits	203	398	243

Total interest income	42,085	43,338	45,528

Interest expense:
Interest on deposits (Note 7)	7,811	15,252	17,202
Interest on borrowings (Note 8)	394	556	1,475
Interest on manditorily redeemable cumulative trust preferred securities (Note 10)	891	84

Total interest expense	9,096	15,892	18,677

Net interest income	32,989	27,446	26,851
Provision for loan losses (Note 4)	3,350	1,300	2,760

Net interest income after provision for loan losses	29,639	26,146	24,091

Non-interest income:
Service charges on deposit accounts	5,276	4,754	4,085
Loan servicing income (Note 4)	217	1,168	520
Gain on sale of loans	658	899	505
Credit card fees	603	482	472
Gains on sales, calls and maturities of investment securities available-for-sale (Note 3)	280	1,108	119
Other income	1,488	1,252	735

Total non-interest income	8,522	9,663	6,436

Non-interest expense:
Salaries and employee benefits (Notes 4 and 14)	11,695	10,908	10,054
Occupancy and equipment expense (Notes 5 and 11)	4,405	4,174	3,626
Other (Notes 11 and 15)	10,142	10,227	8,624

Total non-interest expense	26,242	25,309	22,304

Income before income taxes	11,919	10,500	8,223
Provision for income taxes (Note 9)	3,080	3,622	2,742

Net income	$8,839	$6,878	$5,481

Earnings per share (Note 12):
Basic	$.96	$.75	$.60

Diluted	$.91	$.75	$.60

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

	Shares	Amount

Balance, January 1, 2000	9,212,280	$2,285	$34,068	$346	$36,699
Comprehensive income (Note 17):
Net income			5,481		5,481	$5,481
Net change in unrealized gain on investment securities available-for-sale, net of tax				721	721	721

Comprehensive income						$6,202

Cash dividends - $.23 per share			(2,119)		(2,119)

Balance, December 31, 2000	9,212,280	2,285	37,430	1,067	40,782
Comprehensive income (Note 17):
Net income			6,878		6,878	$6,878
Net change in unrealized gain on investment securities available-for-sale, net of tax				138	138	138

Comprehensive income						$7,016

Cash dividends - $.18 per share			(1,657)		(1,657)

Balance, December 31, 2001	9,212,280	2,285	42,651	1,205	46,141
Comprehensive income (Note 17):
Net income			8,839		8,839	$8,839
Net change in unrealized gain on investment securities available-for-sale, net of tax (Note 3)				673	673	673

Comprehensive income						$9,512

Exercise of common stock under stock option plan (Note 12)	70,264	537			537
Stock repurchase (Note 12)	(30,700)	(7)	(306)		(313)
Cash dividends - $.28 per share			(2,590)		(2,590)

Balance, December 31, 2002	9,251,844	$2,815	$48,594	$1,878	$53,287

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$8,839	$6,878	$5,481
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	3,350	1,300	2,760
Amortization (accretion) of investment security premiums/discounts, net	337	194	(103)
Amortization of intangibles	2	332	214
Net increase (decrease) in deferred loan fees, net	491	591	(152)
Depreciation and amortization	2,063	1,946	1,746
Gain on sale of investment securities available-for-sale, net	(280)	(1,108)	(119)
(Gain) loss on sale of other real estate	(18)	(154)	119
Deferred income taxes	(207)	(389)	(968)
Net increase in cash surrender value of life insurance policies	(168)	(154)
Net decrease in loans held-for-sale	395	1,080	8,829
Net decrease (increase) in other assets	489	(562)	(1,108)
Net increase (decrease) in other liabilities	630	3,285	(824)

Net cash provided by operating activities	15,923	13,239	15,875

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks	190	1,041	763
Purchases of investment securities held-to-maturity			(14,668)
Purchases of investment securities available-for-sale	(18,831)	(41,127)	(16,755)
Proceeds from sales, calls and maturities of investment securities available-for-sale	15,555	50,587	24,332
Proceeds from principal repayments of investment securities available-for-sale	13,155	9,735	575
Proceeds from called and matured investment securities held-to-maturity			4,296
Purchase of other investments	(2,610)	(2,622)
Net decrease (increase) in FHLB stock	535	(250)
Loan originations, net	(30,339)	(67,948)	(62,631)
Purchases of premises and equipment, net	(5,337)	(1,773)	(2,600)
Decrease in Fed funds sold		246	5,034
Proceeds from sale of other real estate	207	1,891	2,605
Deposits on single premium cash surrender value life insurance policies	(13,026)
Acquisition of Sierra National Bank, net of cash acquired			(4,804)

Net cash used in investing activities	(40,501)	(50,220)	(63,853)

(Continued)

SIERRA BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2002, 2001 and 2000
 (Dollars in thousands)

	2002	2001	2000

Cash flows from financing activities:
Net change in deposits	$84,388	$(6,459)	$60,271
Net (decrease) increase in short-term borrowings	(41,460)	26,499	1,846
Proceeds from issuance of manditorily redeemable cumulative trust preferred securities of subsidiary grantor trust		15,000
Dividends paid	(2,590)	(1,657)	(2,119)
Stock repurchased	(313)
Stock options exercised	537

Net cash provided by financing activities	40,562	33,383	59,998

Net increase (decrease) in cash and cash equivalents	15,984	(3,598)	12,020
Cash and cash equivalents, beginning of year	39,835	43,433	31,413

Cash and cash equivalents, end of year	$55,819	$39,835	$43,433

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$8,747	$16,472	$17,332
Income taxes	$2,833	$2,473	$4,128
Non-cash investing and financing activities:
Real estate acquired through foreclosure	$841	$976	$1,492
Loans made to finance the sale of other real estate			$28
Transfer of investment securities held-to-maturity to investment securities available-for-sale			$75,202
Net change in unrealized gains on investment securities available-for-sale	$1,158	$218	$1,227
Acquisition of Sierra National Bank:
Fair value of assets acquired, net of fair value of liabilities assumed:
Federal funds sold			$5,280
Interest-bearing deposits in banks			1,994
Investment securities available-for-sale			14,843
Loans, net			53,320
Premises and equipment			2,026
Other real estate			614
Intangibles			6,032
Other assets			3,686
Deposits			(81,687)
Other liabilities			(1,304)

Net cash purchase price			$4,804

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

On November 16, 2000, Sierra Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Bank of the Sierra (the “Bank”) in a one bank holding company reorganization.  The new corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion, and diversification.  The reorganization was approved by the Company’s shareholders on May 23, 2001, and all required regulatory approvals with respect to the reorganization were obtained.  The reorganization was consummated on August 10, 2001, subsequent to which the Bank continued its operations as previously conducted but as a wholly owned subsidiary of the Company.

The Company’s subsidiaries include the Bank and Sierra Capital Trust I.  The Bank operates sixteen full service branch offices and three credit centers.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans.  Loans are made primarily within the market areas of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties.  These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

On May 19, 2000, the Bank acquired Sierra National Bank (SNB) for a purchase price of $9,563,000 in cash and merged the operations of SNB into those of the Bank.  This acquisition has been accounted for using the purchase method of accounting.  Accordingly, operating results of SNB are included in the consolidated statements of income from the date of acquisition.  The purchase price has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition.  The excess of the purchase price over the estimated fair values of the net assets acquired was $6,032,000 and has been recorded as goodwill.  The combined results of the companies are derived from historical results of operations adjusted for amortization of intangibles and additional depreciation on revalued assets acquired.  Unaudited pro forma results of operations for the year ended December 31, 2000 were $4,775,000, or $.52 per share.

In November 2001, the Company formed a wholly-owned subsidiary, Sierra Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

In June 2002, Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”), was formed as a subsidiary of the Bank with the primary business purpose of investing in the Bank’s real-estate related assets.  Sierra Real Estate Investment Trust should ultimately enhance and strengthen the Bank’s capital position and affords the Company certain favorable income tax treatments.  The trust was capitalized in August 2002, whereby the Bank exchanged real-estate related assets for 100% of the common stock of the REIT.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiaries, Bank of the Sierra and Sierra Capital Trust I.  All significant intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2002.  The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

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

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Investment Securities

Investments are classified into the following categories:

•

Securities available-for-sale, reported at market value, with unrealized gains and losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income.

•

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

The Bank adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, on October 1, 2000.  Upon adoption, SFAS 133 allows the transfer of investment securities held-to-maturity into the available-for-sale category without calling into question an entity’s intent to hold other debt securities to maturity in the future.  No derivative instruments were held and, accordingly, there is no transition adjustment reported in these consolidated financial statements.  However, all investment securities held-to-maturity were transferred to the available-for-sale category and the unrealized net gain at the date of transfer was included in accumulated other comprehensive income.

Net gains or losses on the sale of investment securities, computed on the specific identification method, are shown separately in non-interest income in the consolidated statement of income.  Interest earned on investment securities is included in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums.  In addition, unrealized losses that are other than temporary are recognized in earnings for all investments.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

Loans are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan losses.  Loan origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans.

The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.  Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan is in the process of collection.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level which, in management’s judgment, is adequate to absorb loan losses inherent in the loan portfolio.  The allowance for loan losses is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries.  The amount of the allowance is based on management’s evaluation of the collectibility of the loan portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions.  This evaluation also considers the balance of impaired loans.  A loan is impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan agreement.  Losses on individually identified impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s original effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, is recorded through the provision for loan losses and is added to the allowance for loan losses.  One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors.

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

Sale and Servicing of Loans

During the year ended December 31, 2000, the Bank sold loans or participating interests in loans to Freddie Mac, Fannie Mae and other outside investors to provide funds for additional lending and to generate servicing income.  Under such agreements, the Bank serviced the loans and the buyers received their share of principal collected together with interest at an agreed-upon rate.  This rate generally differed from the loans’ contractual interest rate.  During 2001, the Bank modified its strategy for selling loans to include the sale of servicing.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sale and Servicing of Loans (Continued)

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

The Bank has issued various representations and warranties associated with the sale of loans.  These representations and warranties may require the Bank to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale.  The Bank experienced no losses during the years ended December 31, 2002, 2001 and 2000 regarding these representations and warranties.

Premises and Equipment

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

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiaries.  The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

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

Salary Continuation Plan

The Company has entered into agreements to provide members of the Board of Directors and certain key executives, or their designated beneficiaries, with annual benefits for up to fifteen years after retirement or death.  These benefits are substantially equivalent to those available under split-dollar life insurance policies purchased by the Company on the lives of the directors and executives.  The Company accrues for these future benefits from the effective date of the plan until the director’s or executive’s expected retirement date in a systematic and rational manner.  At the balance sheet date, the amount of accrued benefits equals the then present value of the benefits expected to be provided to the employee, any beneficiaries, and covered dependents in exchange for the employee’s services to that date.

Stock Based Compensation

At December 31, 2002, the Company has one stock-based employee compensation plan, the Bank of the Sierra 1998 Stock Option Plan, which is described more fully in Note 12.  The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	2002	2001	2000

Net income, as reported	$8,839	$6,878	$5,481
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	187	189	200

Pro forma net income	$8,652	$6,689	$5,281

Basic earnings per share - as reported	$.96	$.75	$.60
Basic earnings per share - pro forma	$.94	$.73	$.57
Diluted earnings per share - as reported	$.91	$.75	$.60
Diluted earnings per share - pro forma	$.90	$.73	$.57
Weighted average fair value of options granted	$2.45	$2.03	$2.45

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2002	2001	2000

Dividend yield	3.00%	2.57%	2.88%
Expected volatility	29.05%	26.45%	28.03%
Risk-free interest rate	2.76%	4.96%	6.13%
Expected option life	5 years	6 years	10 years

Earnings Per Share

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

Impact of New Financial Accounting Standards

On January 1, 2002, the Company adopted SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting.  In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion.  Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized.  The adoption of these pronouncements replaced the amortization of goodwill with an annual impairment test.  Amortization of goodwill was $332,000 for the year ended December 31, 2001.  There was no impairment recognized during the year ended December 31, 2002.

In October 2002,the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement, which addresses financial accounting and reporting matters for the acquisition of all or part of a financial institution, applies to all such transactions except those between two or more mutual enterprises.  This statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and related interpretations.  This Statement requires a financial institution to apply SFAS No. 144 and evaluate long-term customer relationship intangible assets (core deposit intangibles) for impairment.  Under SFAS No. 72, a financial institution may have recorded an unidentifiable intangible asset arising from a business combination.  If certain criteria in SFAS No. 147 are met, the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of this Statement and any amortization amounts that were incurred after the adoption of SFAS No. 142 must be reversed.  Reclassified goodwill would then be measured for impairment under the provisions of SFAS No. 142.  Provisions of this Statement are applicable on or after October 1, 2002.  In management’s opinion, the adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition guidance and annual disclosure provisions of SFAS No.  148 are effective for fiscal years ending after December 15, 2002.  The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002.  Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company.  The additional disclosure requirements of the statement are included in these financial statements.  In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated market value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2002

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Treasury securities	$207	$5		$212
U.S. Government agencies	12,876	481		13,357
Obligations of states and political subdivisions	39,787	1,948		41,735
U.S. Government agencies collateralized by mortgage obligations	23,341	665	$(6)	24,000
Corporate bonds	4,503	94		4,597
Other securities	6	4		10

	$80,720	$3,197	$(6)	$83,911

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

	December 31, 2001

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

U.S. Treasury securities	$1,002	$23		$1,025
U.S. Government agencies	18,824	724		19,548
Obligations of states and political subdivisions	44,477	962	$(155)	45,284
U.S. Government agencies collateralized by mortgage obligations	21,257	250		21,507
Corporate bonds	4,996	214		5,210
Other securities	100	15		115

	$90,656	$2,188	$(155)	$92,689

Net unrealized gains on investment securities available-for-sale totaling $3,191,000 and $2,033,000 are recorded, net of $1,313,000 and $828,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2002 and 2001, respectively.

Proceeds and gross realized gains on the sales of investment securities available-for-sale were $4,580,000 and $280,000 for the year ended December 31, 2002.  Proceeds and gross realized gains on the sales of investment securities available-for-sale totaled $40,293,000 and $1,108,000 for the year ended December 31, 2001.  Proceeds and gross realized gains on the sales of investment securities available-for-sale totaled $9,528,000 and $119,000 for the year ended December 31, 2000.

The amortized cost and estimated market value of investment securities available-for-sale at December 31, 2002 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value

	(Dollars in thousands)
Maturing within one year	$14,242	$14,543
Maturing after one year through five years	29,084	30,414
Maturing after five years through ten years	11,558	12,317
Maturing after ten years	2,489	2,627

	57,373	59,901
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	23,341	24,000
Other securities	6	10

Total	$80,720	$83,911

Investment securities available-for-sale with amortized costs totaling $58,143,000 and $53,573,000 and estimated market values totaling $60,382,000 and $54,698,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2002 and 2001, respectively.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS

The composition of the loan portfolio is as follows (dollars in thousands):

	December 31,

	2002	2001

Real estate loans:
Secured by residential commercial and professional office properties, including construction and development	$238,709	$196,455
Secured by residential properties	91,084	106,772
Secured by farm land	16,931	16,998
Held for sale	653	1,048

Total real estate	347,377	321,273
Commercial and industrial	71,462	71,857
Agricultural	11,030	14,471
Small Business Administration loans	21,918	16,942
Consumer	49,606	50,714
Credit cards	11,225	11,344

	512,618	486,601
Deferred loan fees, net	(1,024)	(533)
Allowance for loan losses	(5,939)	(5,675)

	$505,655	$480,393

A summary of the transactions in the allowance for loan losses follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Balance, beginning of year	$5,675	$5,362	$3,319
Provision charged to operations	3,350	1,300	2,760
Loans charged off	(3,374)	(1,339)	(1,939)
Recoveries of loans previously charged off	288	352	204
Allowance acquired from SNB			1,018

Balance, end of year	$5,939	$5,675	$5,362

The recorded investment in loans that were considered to be impaired (nonaccrual loans) totaled $4,329,000 and $6,716,000 at December 31, 2002 and 2001, respectively.  The related allowance for loan losses on these impaired loans at December 31, 2002 and 2001 was $811,000 and $1,389,000, respectively.  The average recorded investment in impaired loans during 2002, 2001 and 2000 was $6,332,000, $5,282,000 and $651,000, respectively.  Interest income on impaired loans is recognized on a cash basis and was not significant for the years ended December 31, 2002, 2001 and 2000, respectively.  Interest foregone on these nonaccrual loans since being placed on nonaccrual status totaled $735,000, $705,000 and $52,000 at December 31, 2002, 2001 and 2000, respectively.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8).

Salaries and employee benefits totaling $2,189,000, $2,472,000 and $1,701,000 have been deferred as loan origination costs to be amortized over the estimated lives of the related loans for the years ended December 31, 2002, 2001 and 2000, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors.  During the years ended December 31, 2002 and 2001, mortgage loans were sold without retaining the servicing.  During the year ended December 31, 2000, the Bank generally retained servicing rights for the loans sold.

During the year ended December 31, 2001, the Bank sold the servicing rights for approximately $114 million in mortgage loans.  The total gain on the sale of servicing rights was $789,000 and is included in loan servicing income in the accompanying consolidated statement of income.  No servicing rights were sold during the years ended December 31, 2002 and 2000.

The Bank’s servicing portfolio at December 31, 2002 and 2001 totaled $42,663,000 and $54,180,000, respectively.  At December 31, 2002, loans were principally serviced for one investor.  Mortgage servicing fiduciary funds, which are segregated in special bank accounts, are included as demand deposits in the accompanying consolidated balance sheet.  At December 31, 2001, such funds totaled $96,000.  There were no such funds at December 31, 2002.

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,

	2002	2001

Land	$2,045	$2,025
Buildings and improvements	9,786	8,649
Furniture, fixtures and equipment	16,312	13,417
Leasehold improvements	2,607	1,721
Construction in progress	26	367

	30,776	26,179
Less accumulated depreciation and amortization	13,198	11,875

	$17,578	$14,304

Depreciation and amortization included in occupancy and equipment expense totaled $2,063,000, $1,946,000 and $1,754,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,

	2002	2001

Accrued interest receivable	$3,259	$3,766
Deferred tax assets (Note 9)	1,388	1,663
Investment in limited partnerships	5,531	2,896
Federal Home Loan Bank stock	1,478	2,014
Cash surrender value of officer life insurance policies	15,181	1,891
Other	4,349	4,454

	$31,186	$16,684

The Bank has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits.  The Bank accounts for these investments under the cost method and management analyzes these investments annually for potential impairment.  The Bank has remaining capital commitments to these partnerships at December 31, 2002 in the amount of approximately $1,649,000.  Such amounts are included in other liabilities.

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2002	2001

Savings	$36,890	$31,128
Money market	123,178	93,928
NOW accounts	51,253	49,455
Time, $100,000 or more	119,038	80,412
Time, under $100,000	110,570	123,510

	$440,929	$378,433

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,

2003	$204,942
2004	15,453
2005	3,951
2006	4,244
2007	1,018

$229,608

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	DEPOSITS (Continued)

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Savings	$178	$370	$574
Money market	1,894	2,911	1,539
NOW accounts	50	216	412
Time, $100,000 or more	2,975	5,008	6,310
Time, under $100,000	2,714	6,747	8,367

	$7,811	$15,252	$17,202

8.	SHORT-TERM BORROWING ARRANGEMENTS

The following table shows information for short-term borrowings (dollars in thousands).

	2002		2001

	Amount	Rate	Amount	Rate

As of December 31:
Federal funds purchased and repurchase agreements	$19,291.95%		$22,253	1.39%
Federal Home Loan Bank advances			38,300	1.56%
Other borrowings	32		230	4.75%

Total	$19,323		$60,783

The Bank had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $25,000,000 and $13,000,000 at December 31, 2002 and 2001, respectively, at interest rates which vary with market conditions.  There was $4,750,000 outstanding under these lines of credit at December 31, 2002.  There were no borrowings outstanding under these lines of credit at December 31, 2001.  At December 31, 2002, the Company could borrow up to $30,355,000 from the Federal Home Loan Bank, secured by qualifying first mortgage loans with a carrying value of $41,502,000.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day.  The dollar amount of securities underlying the agreements are carried as investment securities available-for-sale.  At December 31, 2002 and 2001, these securities had market values of $14,955,000 and $22,253,000 and amortized costs of $14,239,000 and $22,045,000, respectively.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Federal:
Current	$3,159	$2,814	$2,620
Deferred		(266)	(767)

	3,159	2,548	1,853

State:
Current	128	1,197	1,090
Deferred	(207)	(123)	(201)

	(79)	1,074	889

	$3,080	$3,622	$2,742

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,

	2002	2001

Deferred tax assets:
Allowance for loan losses	$2,358	$1,842
Deferred compensation	557	437
Future benefit of State tax deduction		167
Other real estate	368	388
Other	414	463

Total deferred tax assets	3,697	3,297

Deferred tax liabilities:
Premises and equipment	(548)	(548)
Unrealized gain on securities available-for-sale	(1,313)	(828)
Future benefit of State tax deduction	(188)
Other	(260)	(258)

Total deferred tax liabilities	(2,309)	(1,634)

Net deferred tax assets	$1,388	$1,663

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes.  The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Income tax expense at Federal statutory rate	$4,052	$3,675	$2,878
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	156	669	580
Tax exempt income	(589)	(621)	(615)
Affordable housing tax credits	(369)	(144)
Other	(170)	43	(101)

Total	$3,080	$3,622	$2,742

Effective tax rate	25.8%	34.5%	33.3%

10.	MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

Sierra Capital Trust I is a Delaware business trust formed by the Company for the sole purpose of issuing  trust preferred securities fully and unconditionally guaranteed by the Company.  During the fourth quarter of 2001, Sierra Capital Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000.  The entire proceeds of the issuance were invested by Sierra Capital Trust I in $15,000,000 of Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) issued by the Company, with identical maturity, repricing and payment terms as the TRUPS.  The Subordinated Debentures represent the sole assets of Sierra Capital Trust I. The Subordinated Debentures mature on December 8, 2031, bear a current interest rate of 5.173% (based on 6-month LIBOR plus 3.75%), with repricing and payments due semi-annually.  The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any June 8th or December 8th on or after December 8, 2006.  The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.  The TRUPS are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on December 8, 2031.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at a current rate per annum of 5.173%.  For each successive period beginning on June 8 of each year, the rate will be adjusted to equal the 6-month LIBOR plus 3.75%; provided, however, that prior to December 8, 2006, such annual rate does not exceed 11.00%.  The distributions on the TRUPS are treated as interest expense in the consolidated statement of income.  The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures.  The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended.  The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST (Continued)

The Subordinated Debentures and related trust investment in the Subordinated Debentures have been eliminated in consolidation and the TRUPS are reflected as outstanding in the accompanying consolidated financial statements.  Under applicable regulatory guidelines, all of the TRUPS currently qualify as Tier 1 capital.

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Bank leases certain of its branch facilities and administrative offices under noncancelable operating leases.  Rental expense included in occupancy and equipment and other expense totaled $484,000, $427,000 and $432,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (dollars in thousands):

Year Ending December 31,

2003	$560,000
2004	570,000
2005	523,000
2006	448,000
2007	413,000
Thereafter	1,467,000

$3,981,000

The Bank has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash.  The reserve balances maintained at the Federal Reserve Bank at December 31, 2002 and 2001 were $1,154,000 and $3,807,000, respectively.

Financial Instruments With Off-Balance-Sheet Risk

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

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,

	2002	2001

Commitments to extend credit	$135,997	$105,736
Standby letters of credit	$6,499	$4,413
Credit card commitments	$40,426	$42,522

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit.  Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction.  Commercial revolving lines of credit have a high degree of industry diversification.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Credit card commitments represent available balances on credit cards and are unsecured.

Concentration in Real Estate Lending

At December 31, 2002, in management’s judgment, a concentration of loans existed in real estate related loans.  At that date, approximately 67% of the Company’s loans were real estate related.  Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market area, in particular, could have an adverse impact on collectibility.

Concentration by Geographic Location

The Bank grants commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings and Madera counties.  The ability of a substantial portion of the Bank’s customers to honor their contracts is dependent on the economy in these areas.  Although the Bank’s loan portfolio is diversified, there is a relationship in this region between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

Concentration by Organization

The Bank has undertaken an effort to market its credit card program locally through the establishment of relationships with various organizations, commonly referred to as affinity groups.  The Bank has no affinity group that individually accounts for more than 20% of the credit card portfolio.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business.  In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

12.	SHAREHOLDERS’ EQUITY

Share Repurchase Plan

During 2002, the Company approved a stock repurchase plan authorizing the purchase of up to 250,000 shares of its common stock.  As of December 31, 2002, the Company repurchased 30,700 shares at a total cost of $313,000.  Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands):

	For the Year Ended December 31,

	2002	2001	2000

Basic Earnings Per Share
Net income	$8,839	$6,878	$5,481

Weighted average shares outstanding	9,252,093	9,212,280	9,212,280

Basic earnings per share	$.96	$.75	$.60

Diluted Earnings Per Share
Net income	$8,839	$6,878	$5,481

Weighted average shares outstanding	9,252,093	9,212,280	9,212,280
Effect of dilutive stock options	413,746	9,200

	9,665,839	9,221,480	9,212,280

Diluted earnings per share	$.91	$.75	.60

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In June 1998, the Bank adopted the 1998 Stock Option Plan (the “Plan”) for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements.  The Plan covers a total of 2,763,684 shares, of which two-thirds are reserved for the grant of options to full-time salaried officers and employees of the Bank.  The remaining one-third of the shares available for grant may be granted to anyone eligible to participate in the Plan, including directors, officers and employees.  The Company assumed all obligations under the Plan as of August 10, 2001 and options to purchase shares of the Company’s common stock were substituted for options to purchase shares of common stock of the Bank.  The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at exercise.  The options under the Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant.  The vesting period is determined by the Board of Directors and is generally five years.  For participants with 10 years of service at the date of grant, options vest immediately.  Outstanding options under the Plan are exercisable until their expiration.

A summary of the activity of the Plan follows:

	2002		2001		2000

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	1,991,200	$7.66	1,055,000	$9.00	1,090,000	$9.00
Exercised	(70,264)	$7.65
Granted	136,000	$10.31	1,097,000	$6.55	72,000	$9.00
Canceled	(109,400)	$8.14	(160,800)	$8.87	(107,000)	$9.00

Outstanding, end of year	1,947,536	$7.82	1,991,200	$7.66	1,055,000	$9.00

Exercisable, end of year	1,374,136	$7.83	1,265,100	$7.92	699,000	$9.00

A summary of options outstanding at December 31, 2002 follows:

Exercise Price	Outstanding at December 31, 2002	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable December 31, 2002

$6.43	955,156	8.78	624,356
$9.00	876,380	5.85	749,780
$9.89	13,000	9.55
$10.05	56,000	9.28
$10.86	47,000	9.78

	1,947,536		1,374,136

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Each of these components is defined in the regulations.  Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2002 and 2001.

In addition, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands).  There are no conditions or events since that notification that management believes have changed the Bank’s category.

	2002		2001

	Amount	Ratio	Amount	Ratio

Leverage Ratio
Sierra Bancorp and subsidiaries	$60,865	9.0%	$54,389	9.0%
Minimum regulatory requirement	$27,089	4.0%	$24,131	4.0%
Bank of the Sierra	$55,129	8.2%	$49,210	8.2%
Minimum requirement for “Well-Capitalized” institution	$33,751	5.0%	$30,122	5.0%
Minimum regulatory requirement	$27,001	4.0%	$24,098	4.0%
Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiaries	$60,865	10.9%	$54,389	11.0%
Minimum regulatory requirement	$22,315	4.0%	$19,722	4.0%
Bank of the Sierra	$55,129	9.9%	$49,213	10.0%
Minimum requirement for “Well-Capitalized” institution	$33,351	6.0%	$29,496	6.0%
Minimum regulatory requirement	$22,234	4.0%	$19,664	4.0%
Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiaries	$66,806	12.0%	$60,071	12.2%
Minimum regulatory requirement	$44,630	8.0%	$39,445	8.0%
Bank of the Sierra	$61,070	11.0%	$54,895	11.2%
Minimum requirement for “Well-Capitalized” institution	$55,586	10.0%	$49,160	10.0%
Minimum regulatory requirement	$44,469	8.0%	$39,328	8.0%

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	REGULATORY MATTERS (Continued)

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law.  Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions.  The California general corporation law prohibits the Company from paying dividends on its common stock unless: (1) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year.  As of December 31, 2002, the maximum amount available for dividend distribution under this restriction was approximately $14.3 million.

14.	BENEFIT PLANS

Salary Continuation Plan

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors.  The plans provide for annual benefits for up to fifteen years after retirement or death.  In addition, the Company provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time of the merger.  The expense recognized under these arrangements totaled $173,000, $66,000 and $40,000 for the years ended December 31, 2002, 2001 and 2000.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $7,700,000 and $1,392,000 at December 31, 2002 and 2001, respectively.  On the balance sheet, the cash surrender values are included in other assets.

Officer Supplemental Life Insurance Plan

During 2002, the Company purchased single deposit split-dollar life insurance policies on certain officers with death benefits available to the officers’ beneficiaries.  The cash surrender value of these insurance policies totaled $6,951,000 at December 31, 2002 and is included on the balance sheet in other assets.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	BENEFIT PLANS (Continued)

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation.  The Company bears the costs for the plan’s administration and the interest earned on participant deferrals.  The related expense was not material for the years ended December 31, 2002, 2001 and 2000.  In connection with this plan, life insurance policies were purchased with cash surrender values totaling $530,000 and $499,000 at December 31, 2002 and 2001, respectively, which are included on the balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund.  The Bank may make a discretionary contribution to match the participants’ contributions annually.  The amount of the matching contribution may vary from year to year.  The matching contribution is discretionary and subject to the approval of the Board of Directors.  The Bank contributed $310,000, $263,000 and $295,000 to the Plan in 2002, 2001 and 2000, respectively.

15.	OTHER EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,

	2002	2001	2000

Professional fees	$1,808	$2,310	$1,137
Data processing	2,176	1,881	1,537
Advertising and promotion	995	829	925
Deposit services	1,101	1,086	1,090
Stationery and supplies	593	615	605
Telephone and data communication	784	1,041	797
Loan and credit card processing	1,221	1,172	960
Other	1,464	1,293	1,573

	$10,142	$10,227	$8,624

16.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors.  These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties.  The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

Balance, January 1, 2002	$2,663
Disbursements	9,711
Amounts repaid	(9,094)

Balance, December 31, 2002	$3,280

Undisbursed commitments to related parties, December 31, 2002	$1,427

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income.  Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statement of Changes in Shareholders’ Equity.

The Company held securities classified as available-for-sale which had unrealized gains as follows (dollars in thousands):

	Before Tax	Tax Expense	After Tax

For the Year Ended December 31, 2002
Other comprehensive income:
Unrealized holding gains	$1,438	$(603)	$835
Less: reclassification adjustment for net gains included in net income	280	(118)	162

Total other comprehensive income	$1,158	$(485)	$673

For the Year Ended December 31, 2001
Other comprehensive income:
Unrealized holding gains	$1,326	$(525)	$801
Less: reclassification adjustment for net gains included in net income	1,108	(445)	663

Total other comprehensive income	$218	$(80)	$138

For the Year Ended December 31, 2000
Other comprehensive income:
Unrealized holding gains	$1,346	$(555)	$791
Less: reclassification adjustment for net gains included in net income	119	(49)	70

Total other comprehensive income	$1,227	$(506)	$721

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Disclosures include estimated fair values for financial instruments for which it is practicable to estimate fair value.  These estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2002 and 2001:

Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

Interest-bearing deposits in banks:  The fair values of interest-bearing deposits in banks are estimated by discounting their future cash flow using rates at each reporting date for instruments with similar remaining maturities offered by comparable financial institutions.

Investment securities:  For investment securities, fair values are based on quoted market prices, where available.  If quoted market prices are not available, fair values are estimated using quoted market prices for similar securities and indications of value provided by brokers.

Loans:  For variable-rate loans that reprice frequently with no significant change in credit risk, fair values are based on carrying values.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness.  The carrying amount of accrued interest receivable approximates its fair value.

Cash Surrender Value of Life Insurance Policies: The fair values are based on current cash surrender values at each reporting date provided by the insurers.

Other investments: Included in other assets are certain long-term investments carried at cost, which approximates estimated fair value.

Deposits:  The fair values for demand deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust:  The fair value of mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trust was determined based on the current market value for like kind instruments of a similar maturity and structure.

Commitments to extend credit and letters of credit:  Commitments to extend credit are primarily for adjustable rate loans.  For these commitments, there are no differences between the committed amounts and their fair values.  Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2002		December 31, 2001

	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets:
Cash and due from banks	$55,819	$55,819	$39,835	$39,835
Interest-bearing deposits in banks			190	190
Investment securities	83,911	83,911	92,689	92,689
Loans	505,655	523,421	480,393	500,918
Cash surrender value of life insurance policies	15,181	15,181	1,392	1,392
Other investments	8,009	8,009	5,910	5,910
Accrued interest receivable	3,259	3,259	3,766	3,766
Financial liabilities:
Deposits	$605,705	$604,207	$521,317	$509,163
Short-term borrowings	19,323	19,181	60,783	60,783
Accrued interest payable	791	791	442	442
Mandatorily redeemable cumulative trust preferred securities	15,000	15,000	15,000	15,000
Off-balance-sheet financial instruments:
Commitments to extend credit	$135,997	$135,997	$105,736	$105,736
Standby letters of credit	6,499	6,499	4,413	4,413
Credit card commitments	40,426	40,426	42,522	42,522

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

The Company commenced operations on August 10, 2001.  As a result, comparative financial information is not available for periods prior to January 1, 2001.  The information below is presented as of December 31, 2002 and 2001 and for the years then ended as if the reorganization had taken place on January 1, 2001.

BALANCE SHEET

December 31, 2002 and  2001
(Dollars in Thousands)

	2002	2001

ASSETS
Cash and due from banks	$3,801	$3,957
Investment in bank subsidiary	62,551	55,965
Investment in Sierra Capital Trust I	464	464
Investment in other securities	1,040	1,000
Other assets	979	454

	$68,835	$61,840

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Short–term borrowings		$150
Other liabilities	$84	85
Junior subordinated debentures due to nonbank subsidiary	15,464	15,464

Total liabilities	15,548	15,699

Shareholders’ equity:
Common stock	2,815	2,285
Retained earnings	48,594	42,651
Accumulated other comprehensive income	1,878	1,205

Total shareholders’ equity	53,287	46,141

	$68,835	$61,840

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

For the Years Ended December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$3,641	$868
Other operating income	100

Total income	3,741	868

Expenses:
Interest on junior subordinated debentures due to nonbank subsidiary	891	84
Other expenses	425	240

Total expenses	1,316	324

Income before income taxes	2,425	544
Income tax benefit	(501)

Income before equity in undistributed income of subsidiary	2,926	544
Equity in undistributed income of subsidiaries	5,913	6,334

Net income	$8,839	$6,878

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$8,839	$6,878
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(5,913)	(6,334)
Increase in other assets	(525)	(454)
(Decrease) increase in other liabilities	(1)	85

Net cash provided by operating activities	2,400	175

Cash flows from investing activities:
Investment in bank subsidiary		(10,000)
Investment in Sierra Capital Trust I		(464)
Investment in other securities	(40)	(1,000)

Net cash used in investing activities	(40)	(11,464)

Cash flows from financing activities:
(Repayments of) proceeds from short-term borrowings	(150)	150
Proceeds from the issuance of junior subordinated debentures to nonbank subsidiary		15,464
Proceeds from exercise of stock options	537
Common stock repurchase and retirement	(313)
Dividends paid	(2,590)	(368)

Net cash (used in) provided by financing activities	(2,516)	15,246

Net (decrease) increase in cash and cash equivalents	(156)	3,957
Cash and cash equivalents, beginning of year	3,957

Cash and cash equivalents, end of year	$3,801	$3,957

Non-cash investing activities:
Issuance of common stock in exchange for the common stock of the Bank		$40,782
Net change in unrealized gains on investment securities available-for-sale	$1,158	$218

SIERRA BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2002 and 2001 and is unaudited.  In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2002 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$10,536	$10,635	$10,530	$10,384
Interest expense	2,134	2,226	2,329	2,407

Net interest income	8,402	8,409	8,201	7,977
Provision for loan losses	900	900	950	600
Non-interest income	2,250	1,976	2,189	2,108
Non-interest expense	7,024	6,929	6,164	6,126

Net income before taxes	2,728	2,556	3,276	3,359
Provision for taxes	627	264	1,015	1,174

Net income	$2,101	$2,292	$2,261	$2,185

Diluted earnings per share	$.26	$.24	$.23	$.23
Cash dividend per share	$.07	$.07	$.07	$.07

	2001 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$10,384	$10,520	$10,980	$11,454
Interest expense	2,683	3,623	4,513	5,073

Net interest income	7,701	6,897	6,467	6,381
Provision for loan losses	600	100	200	400
Non-interest income	2,213	2,514	2,813	2,123
Non-interest expense	6,205	6,147	6,588	6,369

Net income before taxes	3,109	3,164	2,492	1,735
Provision for taxes	945	1,155	897	625

Net income	$2,164	$2,009	$1,595	$1,110

Diluted earnings per share	$.24	$.22	$.17	$.12
Cash dividend per share	$.04	$.04	$.06	$.04

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At its Board of Directors meeting on June 14, 2001, the Board of Directors of the Company terminated the services of McGladrey & Pullen LLP (“M&P”).  At the same meeting, the Board of Directors selected the accounting firm of Perry-Smith LLP as independent auditors for the remainder of the Bank’s 2001 fiscal year.  The determination to replace M&P was recommended by the audit committee and approved by the full board of directors of the Company.

M&P audited the consolidated financial statements of the Bank for the year ended December 31, 2000.  M&P’s report on the financial statements of the Company for that year did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal year ended December 31, 2000 and the subsequent interim period January 1, 2001 through June 14, 2001, there were no disagreements with M&P and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of M&P, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

The Company and the Bank each filed a Report on Form 8-K concerning the change in accountants on June 19, 2001.  The Company requested that M&P review the disclosure in the Reports on Form 8-K, and M&P was given the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission (or the FDIC, in the case of the Bank) containing any new information, clarification of the Company’s expression of its views, or the respects in which it did not agree with the statements made by the Company or the Bank in the Reports on Form 8-K.  Such letters were filed as exhibits to the Reports on Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by these items is contained in the Company’s definitive Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders that the Company will file with the SEC within 120 days after the close of the Company’s 2002 fiscal year, in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934.  Such information is incorporated herein by this reference.

ITEM 14.	CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of a date within 90 days of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)
3.1	Articles of Incorporation of Sierra Bancorp (1)
3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)
3.3	By-laws of Sierra Bancorp (1)
10.1	1998 Stock Option Plan (1)
10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)
10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)
10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)
11	Statement of Computation of Per Share Earnings (3)
21	Subsidiaries of the Sierra Bancorp (4)
23.1	Consent of Perry Smith LLP (4)
23.2	Consent of McGladrey & Pullen LLP (4)
99.1	Certification of Chief Executive Officer and Chief Financial Officer (4)

(1)

Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.

(3)	Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.

(4)	Filed herewith.

(b)   Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(c)   Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the Company’s fiscal year ended December 31, 2002.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 20, 2003	SIERRA BANCORP, a California corporation

	By:	/s/ JAMES C. HOLLY

James C. Holly President and Chief Executive Officer

	By:	/s/ KENNETH R. TAYLOR

Kenneth R. Taylor Senior Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALBERT L. BERRA	Director	March 20, 2003

Albert L. Berra

/s/ GREGORY A. CHILDRESS	Director	March 20, 2003

Gregory A. Childress

/s/ ROBERT L. FIELDS	Director	March 20, 2003

Robert L. Fields

/s/ JAMES C. HOLLY	Director	March 20, 2003

James C. Holly

/s/ VINCENT L. JURKOVICH	Director	March 20, 2003

Vincent L. Jurkovich

/s/ HOWARD H. SMITH	Director	March 20, 2003

Howard H. Smith

/s/ MORRIS A. THARP	Chairman of the Board	March 20, 2003

Morris A. Tharp

/s/ ROBERT H. TIENKEN	Director	March 20, 2003

Robert H. Tienken

/s/ GORDON T. WOODS	Director	March 20, 2003

Gordon T. Woods

/s/ KENNETH R. TAYLOR	Senior Vice President	March 20, 2003
& Chief Financial Officer
Kenneth R. Taylor

CEO’s Certification

          I, James C. Holly, certify that:

          1.  I have reviewed this annual report on Form 10-K of Sierra Bancorp (“Registrant”);

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

          6.  The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ JAMES C. HOLLY

James C. Holly President / CEO

CFO’s Certification

          I, Kenneth R. Taylor, certify that:

          1.  I have reviewed this annual report on Form 10-K of  Sierra Bancorp;

          2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

          4.  The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)  designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)  evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.  The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

          a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

          b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

          6.  The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

/s/ KENNETH R. TAYLOR

Kenneth R. Taylor Chief Financial Officer