Form 10-Q
period 2003-03-31
SIERRA BANCORP
filed 2003-05-15
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

Common stock, no par value, 9,274,187 shares outstanding as of May 5, 2003

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Cash and Due From Banks	$43,230	$55,819
Federal Funds Sold	2,400	—

Total Cash & Cash Equivalents	45,630	55,819
Securities Available for sale	84,952	83,911
Loans:
Gross loans	511,428	512,618
Allowance for loan losses	(5,931)	(5,939)
Deferred loan fees, net	(1,192)	(1,024)

Net Loans	504,305	505,655
Other equity securities	1,867	1,847
Premises and equipment, net	17,272	17,578
Other real estate	1,594	1,421
Accrued interest receivable	3,569	3,259
Other assets	31,861	31,624

TOTAL ASSETS	$691,050	$701,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$168,338	$166,574
Interest bearing demand	52,609	49,455
Savings	40,825	36,890
MMDA’s	128,324	123,178
TDOA’s, IRA’s & KEOGH’S	19,554	18,894
Time deposits < $100,000	88,921	91,676
Time deposits > $100,000	101,396	119,038

Total Deposits	599,967	605,705
Federal funds purchased and repurchase agreements	15,354	19,291
Other borrowed funds	29	32
Accrued interest payable	722	791
Other liabilities	5,080	7,008
Company obligated manditorily redeemable cumulative trust preferred security of subsidiary trust holding solely junior subordinated debentures	15,000	15,000

TOTAL LIABILITIES	636,152	647,827

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,260,187 shares issued and outstanding	3,138	2,815
Retained earnings	49,956	48,594
Accumulated other comprehensive income	1,804	1,878

TOTAL SHAREHOLDER’S EQUITY	54,898	53,287

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$691,050	$701,114

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2003	For the Quarter Ended March 31, 2002
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$25	$27
US Treasury securities	2	14
US Gov’t agencies	180	292
State and political subdivsions	423	488
Other securities	294	354
Equities	57	22
Loans, including fee income	9,157	9,187

Total interest income	10,138	10,384

INTEREST EXPENSE:
Interest on deposits	1,695	2,025
Interest on borrowed funds	239	382

Total interest expense	1,934	2,407
Net Interest Income	8,204	7,977
Provision for loan losses	400	600

Net Interest Income after Provision for Loan Losses	7,804	7,377

OTHER OPERATING INCOME:
Service charges on deposit accounts	1,341	1,195
Gains on sales of loans	61	423
Other	801	490

Total other operating income	2,203	2,108

OTHER OPERATING EXPENSES:
Salaries and employee benefits	3,561	2,721
Occupancy expense	1,182	995
Other	2,037	2,410

Total other operating expenses	6,780	6,126

INCOME BEFORE PROVISION FOR INCOME TAXES	3,227	3,359
Provision for income taxes	756	1,174

NET INCOME	$2,471	$2,185

Other comprehensive income, unrealized (loss) on securities available for sale, net of income taxes	(74)	(172)
COMPREHENSIVE INCOME	$2,397	$2,013

PER SHARE DATA
Book value	$5.93	$5.78
Cash dividends	$0.08	$0.07
Earnings per share basic	$0.27	$0.24
Earnings per share diluted	$0.25	$0.23
Average shares outstanding, basic	9,253,137	9,217,732
Average shares outstanding, diluted	9,866,569	9,455,003

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities
Net income	$2,471	$2,185
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of securities	37	94
Gain on sales of loans	(68)	(272)
Gain (loss) on sale of other real estate	70	(2)
Provision for loan losses	400	600
Depreciation and amortization	532	472
Net amortization on securities	(151)	(73)
Increase in unearned net loan fees	167	165
Net increase in cash surrender value of life insurance policies	(29)	—
Proceeds from sales of loans held for sale	3,266	24,811
Originations of loans held for sale	(2,791)	(28,645)
Increase in interest receivable and other assets	(1,113)	(249)
Decrease in other liabilities	(1,430)	(936)

Net cash provided by (used in) operating activities	1,361	(1,850)

Cash Flows from Investing Activities
Maturities of securities available for sale	2,243	3,602
Proceeds from sales/calls of securities available for sale	2,599	—
Purchases of securities available for sale	(10,394)	(4,990)
Principal paydowns on securities available for sale	4,006	3,684
Decrease (increase) in loans receivable, net	768	(605)
Purchases of premises and equipment	(215)	352
Proceeds from sales of other real estate	173	90
Other	(197)	793

Net cash (used in) provided by investing activities	(1,017)	2,926

Cash Flows from Financing Activities
(Decrease) increase in deposits	(5,738)	45,883
Decrease in federal funds purchased	(4,750)	—
Decrease in borrowed funds	(3)	(38,485)
Increase in repurchase agreements	814	6,603
Cash dividends paid	(740)	(645)
Stock repurchased	(377)	—
Stock options exercised	261	—

Net cash (used in) provided by financing activities	(10,533)	13,356

(Decrease) in cash and due from banks	(10,189)	14,432

Cash and Cash Equivalents
Beginning of period	55,819	40,025

End of period	$45,630	$54,457

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

Note 1—The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other direct subsidiary is Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of trust-preferred securities.

Bank of the Sierra is a California state-chartered bank that was incorporated in September 1977 and opened for business in January 1978, and is currently the largest independent bank headquartered in Tulare County. It is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. The Bank operates sixteen full service branch offices throughout this geographic footprint, and has received regulatory approval for a seventeenth branch in North Fresno in the vicinity of Herndon and Ingram. That branch is expected to commence operations in the second quarter of 2003. In addition to its full-service branch offices, the Bank has an agricultural credit center, bank card center, and a unit specializing in Small Business Administration loans at its corporate headquarters. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) which is a subsidiary of the Bank, was formed in June 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings. Sierra Real Estate Investment Trust was capitalized in August 2002, when the Bank exchanged real-estate related assets for 100% of the common and preferred stock of the REIT. The Bank subsequently distributed more than 100 shares of preferred stock among its directors and officers in January of 2003.

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

Note 2—Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2002 have been reclassified to be consistent with the reporting for 2003. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Note 3—Current Accounting Developments

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional interim financial statement disclosure requirements of the Statement are included herein. In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management’s opinion, adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

Note 4—Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2003 and 2002, cash paid for interest expense on interest bearing liabilities was $1.8 million and $2.1 million, respectively, while cash paid for income taxes during the three months ended March 31, 2003 and 2002 was $570,000 and $900,000, respectively. There was $183,000 of real estate acquired in the settlement of loans for the quarter ended March 31, 2003, and none acquired for the quarter ended March 31, 2002. There was $150,000 in loans made to finance the sale of other real estate for the quarter ended March 31, 2003, and none for the quarter ended March 31, 2002.

Note 5—Stock Based Compensation

The Company has a stock-based employee compensation plan, the Bank of the Sierra 1998 Stock Option Plan, which is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	For the three-month period ended:
	March 31, 2003	March 31, 2002
Net income, as reported	$2,471	$2,185
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	49	41

Pro forma net income	$2,422	$2,144

Basic earnings per share—as reported	$.27	$.24
Basic earnings per share—pro forma	$.26	$.23

Diluted earnings per share—as reported	$.25	$.23
Diluted earnings per share—pro forma	$.25	$.23

Weighted average fair value of options granted during period	$2.61	N/A

There were no options granted during the first quarter of 2002. The fair value of each option granted during the first quarter of 2003 was estimated on the date of grant using an option-pricing model with the following assumptions:

Dividend yield	2.6%
Projected Stock Price Volatility	29.87%
Risk-free interest rate	3.07%
Expected option term (from option date)	6.0 years

Note 6—Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options. For the first quarter of 2003, the dilutive effect of options outstanding calculated under the treasury stock method totaled 613,432 shares, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2002, shares totaling 237,271 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7—Comprehensive Income

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

	Three months ended March 31,
	2003	2002
	(in thousands)
Net income	$2,471	$2,185
Other comprehensive loss:
Holding losses arising during period, net of tax	(96)	(228)
Reclassification adjustment, net of tax	(22)	(56)

Total other comprehensive loss	(74)	(172)

Comprehensive income	$2,397	$2,013

Note 8—Financial Instruments With Off-Balance-Sheet Risk

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2003	December 31, 2002
Commitments to extend credit	$146,711	$135,997
Standby letters of credit	$11,564	$6,499
Credit card commitments	$41,413	$40,426

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

PART I—FINANCIAL INFORMATION

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: The establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; the annual evaluation of goodwill for impairment; and the accrual of the Company’s tax liability, particularly as it relates to the inclusion of benefits from the REIT.

OVERVIEW OF THE RESULTS OF OPERATION

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended March 31, 2003 was $2.5 million compared with $2.2 million for the quarter ended March 31, 2002, resulting in a 13.1% increase in the Company’s first quarter earnings despite a modest decrease in pre-tax earnings. Basic and diluted earnings per share were $.27 and $.25 for the first quarter of 2003 compared to $.24 and $.23 for the first quarter of 2002. The Company’s annualized return on average equity and return on average assets were 18.76% and 1.46%, respectively, for the quarter ended March 31, 2003. This compares to an 18.58% return on average equity and 1.35% return on average assets realized for the quarter ended March 31, 2002.

The Company’s income before taxes declined by $132,000, or 3.9%, in the first quarter of 2003 relative to the first quarter of 2002. This was primarily due to an increase in total non-interest expense, which was partially offset by increases in net interest income and non-interest income and a decrease in the loan loss provision. Net income was $286,000 higher because of a $418,000 drop in the income tax provision. The Company’s first quarter provision for income taxes was $756,000, or 23% of pre-tax income in 2003, compared to $1.2 million, or 35% of pre-tax income in 2002. Enterprise zone interest deductions and low-income housing investment tax credits have had an impact, but the reduction in the tax provision for this quarter was mainly due to the tax benefit derived from the Company’s real estate investment trust (“REIT”) that was capitalized in August of 2002. No assurance can be given that the tax benefits available from the REIT will continue to be available in the future, however, and it is conceivable but unlikely that at some future date a reinterpretation of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed.

There were several significant variances in non-interest income and expense items between the first quarter of 2003 and the first quarter of 2002. Principal among those variances was a $654,000, or 10.7%, increase in non-interest expenses, including an $840,000 increase in salaries and employee benefits that was partially offset by reductions in other areas. The largest single item impacting the increase in salaries and benefits was a drop in the credit taken against salaries for loan origination costs. The main expense reduction in the first quarter of 2003 was the result of the Company’s conversion to in-house item processing in September 2002, which lowered item processing outsourcing costs for the quarter by $344,000.

Non-interest income for the first quarter of 2003 was $95,000, or 4.5%, higher than in the first quarter of 2002. Embedded in this increase, however, is a $362,000 decline in loan sale income, a $30,000 increase in mortgage referral fees, a $146,000 increase in deposit account service charges, a $228,000 increase in income from bank-owned life insurance, and a $72,000 increase in credit and check card interchange fees.

Net interest income was $227,000 higher in the first quarter of 2003 than for the same period in the prior year due to a $10 million increase in average earning assets and a slight improvement in the Company’s net interest margin. The tax-equivalent net interest margin was 5.66% for the first quarter of 2003 versus 5.63% for the first quarter of 2002.

FINANCIAL CONDITION SUMMARY

The Company’s total assets declined by $10 million, or 1.4%, from December 31, 2002 to March 31, 2003. Gross loans accounted for a small portion of this decline, but a $13 million decline in cash and due from banks was the primary driver. The $1 million reduction in outstanding loan balances was due to relatively weak loan activity in the fourth quarter of 2002 that impacted the first part of 2003, however a large number of construction loans have been booked in the first quarter of 2003 and should add to outstanding balances gradually as they are disbursed. Furthermore, there is a relatively large volume of commercial and commercial real estate loans in various stages of approval. These factors should result in growth in the loan portfolio in the second and third quarters of 2003, however no assurance can be given that this will actually occur. The decrease in cash and due from banks is due to a $4 million reduction in vault cash and a $9 million drop in balances due from the Federal Reserve Bank, as year-end 2002 reflected a temporary increase in cash items in process of collection.

Although total deposits declined by nearly $6 million, all of the reduction can be explained by the run-off of brokered time deposits. These deposits were not renewed at maturity since they were not needed to fund asset growth. Transaction account balances continue to increase, and show growth of nearly $5 million from December 31, 2002 to March 31, 2003. In addition, savings account balances grew by $4 million and money market account balances increased by $5 million during the same time period. Part of this growth in core deposits has been due to marketing campaigns implemented in the fourth quarter of 2002 and run through the first quarter of 2003, as well as the recent implementation of a formal program to enhance cross-selling efforts.

Due primarily to the retention of earnings, the Company’s total shareholders’ equity increased from $53 million at December 31, 2002 to $55 million at March 31, 2003. This is an increase of nearly $2 million, or about 3.0%. The Company’s total risk-based capital ratio at March 31, 2003 was 12.22%, an increase from the year-end ratio of 11.98% due to higher capital and slightly lower assets.

EARNINGS PERFORMANCE

As previously noted and also as reflected in the Consolidated Statements of Income, during the quarter ended March 31, 2003 the Company generated net income of $2.5 million, while net income for the same period in 2002 was $2.2 million. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net non-interest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s net interest income depends on the yields, volumes, and mix of its earning asset components, as well as the rates, volumes, and mix associated with its funding sources. The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Average Balances and Rates table which immediately follows reflects the Company’s quarterly average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest-earning asset and interest-bearing liability, and the net interest margin for the periods noted.

Average Balances and Rates

	For the Quarter Ended March 31, 2003(a)(b)(f)			For the Quarter Ended March 31, 2002(a)(b)(f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
	(dollars in thousands, except per share data)
Assets
Investments:
Federal Funds Sold	$8,274	$25	1.23%	$6,348	$27	1.72%
Taxable	$42,703	$476	4.52%	$45,570	$660	5.87%
Non-taxable	$41,133	$423	6.32%	$45,638	$488	6.57%
Equity	$1,857	$57	12.45%	$2,698	$22	3.31%

Total Investments	$93,967	$981	5.17%	$100,254	$1,197	5.86%

Loans:(c)
Agricultural	$8,258	$139	6.83%	$9,187	$160	7.06%
Commercial	$99,577	$1,448	5.90%	$96,870	$1,424	5.96%
Real Estate	$345,323	$6,327	7.43%	$325,824	$6,252	7.78%
Consumer	$38,739	$910	9.53%	$40,305	$956	9.62%
Credit Cards	$11,084	$333	12.18%	$11,105	$395	14.43%
Other	$4,953	$—	0.00%	$8,312	$—	0.00%

Total Loans	$507,934	$9,157	7.31%	$491,603	$9,187	7.58%

Other Earning Assets	$1,040	$—	0.00%	$1,007	$—	0.00%
Total Earning Assets(e)	$602,941	$10,138	6.97%	$592,864	$10,384	7.28%

Non-Earning Assets	$82,587			$61,196

Total Assets	$685,528			$654,060

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$53,007	$13	0.10%	$50,754	$13	0.10%
Savings Accounts	$39,349	$49	0.51%	$32,414	$40	0.50%
Money Market	$126,196	$431	1.39%	$100,539	$446	1.80%
TDOA’s, IRA & KEOGH’s	$19,335	$90	1.89%	$21,407	$154	2.92%
Certificates of Deposit<$100,000	$90,701	$462	2.07%	$103,082	$676	2.66%
Certificates of Deposit>$100,000	$107,737	$650	2.45%	$104,428	$696	2.70%

Total Interest Bearing Deposits	$436,325	$1,695	1.58%	$412,624	$2,025	1.99%
Borrowed Funds:
Federal Funds Purchased	$745	$2	1.09%	$12,559	$66	2.13%
Repurchase Agreements	$15,156	$33	0.88%	$25,173	$82	1.32%
Other Borrowings	$15,030	$204	5.50%	$15,047	$234	6.31%

Total Borrowed Funds	$30,931	$239	3.13%	$52,779	$382	2.94%

Total Interest Bearing Liabilities	$467,256	$1,934	1.68%	$465,403	$2,407	2.10%

Demand Deposits	$155,779			$133,049

Other Liabilities	$9,081			$7,913

Shareholders’ Equity	$53,412			$47,695
Total Liabilities and Shareholders’ Equity	$685,528			$654,060

Interest Income/Earning Assets			6.97%			7.28%
Interest Expense/Earning Assets			1.30%			1.65%

Net Interest Income and Margin(d)		$8,204	5.66%		$7,977	5.63%

(a)	Average balances are obtained from the best available daily or monthly data
(b)	Yields are computed on a tax equivalent basis
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $272 thousand and $113 thousand for the quarters ended March 31, 2003 and 2002.

Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Net interest income for the first quarter of 2003 was $8.2 million compared to $8.0 million for the first quarter of 2002, which constitutes an increase of $227,000, or about 2.8%. The Company’s tax-equivalent net interest margin for the first quarter of 2003 was 5.66%, a 3 basis point improvement compared to the 5.63% margin in the first quarter of the previous year.

Although management anticipates that the Company’s net interest margin can be maintained in this range, there is no assurance going forward that further fluctuations in market interest rates or other supply and demand issues will not have a negative impact on the Company’s net interest margin and/or net interest income.

The Volume and Rate Variances table which follows sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume) or changes in average interest rates. The calculation is as follows: the change due to an increase or decrease in volume is equal to the increase or decrease in the average balance times the prior period rate; the change due to an increase or decrease in the rate is equal to the increase or decrease in the average rate times the current period balance. The variances attributable to both the volume and rate changes have been allocated to the change in rate.

Volume & Rate Variances

	Quarter Ended March 31, 2003 over 2002
	Increase(decrease) due to
	Volume	Rate	Net
	(dollars in thousands)
Assets:
Investments:
Federal funds sold / Due from time	$8	(10)	$(2)
Taxable	$(42)	(142)	$(184)
Non-taxable(1)	$(48)	(17)	$(65)
Equity	$(7)	42	$35

Total Investments	$(88)	$(128)	$(216)

Loans:
Agricultural	$(16)	(5)	$(21)
Commercial	$40	(16)	$24
Real Estate	$374	(299)	$75
Consumer	$(37)	(9)	$(46)
Credit Cards	$(1)	(61)	$(62)

Total Loans	$360	$(390)	$(30)

Other Earning Assets	$—	—	$—

Total Earning Assets	$272	$(518)	$(246)

Liabilities
Interest Bearing Deposits:
NOW	$1	(1)	$0
Savings Accounts	$9	0	$9
Money Market	$114	(129)	$(15)
TDOA’s & IRA’s	$(15)	(49)	$(64)
Certificates of Deposit < $100,000	$(81)	(133)	$(214)
Certificates of Deposit > $100,000	$22	(68)	$(46)

Total Interest Bearing Deposits	$49	$(379)	$(330)

Borrowed Funds:
Federal Funds Purchased	$(62)	(2)	$(64)
Repurchase Agreements	$(33)	(16)	$(49)
Other Borrowings	$(0)	(30)	$(30)

Total Borrowed Funds	$(95)	$(48)	$(143)

Total Interest Bearing Liabilities	$(46)	$(427)	$(473)

Net Interest Margin/Income	$318	$(91)	$227

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

Rate changes are shown to have caused a drop of $91,000 in net interest income for the first quarter of 2003 relative to the first quarter of 2002, which may be counter-intuitive given the increase in the Company’s net interest margin. Upon closer examination, this appears to be an anomaly of the variance calculation. It is caused in part by the fact that variances attributable to “volume shifts” that affect the weighted impact of rate changes are assigned to the rate variance. In addition, changes in non-earning assets and non-interest bearing liabilities are not explicitly factored into the equation. As an example, if liability balances had not shifted out of “certificates of deposit under $100,000” and “fed funds purchased” into demand deposits, the combined rate variance for those categories would have been negative $183,000 rather than negative $135,000 and the negative net interest rate variance would have been $48,000 smaller.

The negative rate variance was offset by a positive variance of $318,000 due to volume changes. While average earning assets for the first quarter of 2003 were $10 million higher than in the first quarter of 2002, the average balance of interest-bearing liabilities was only $2 million higher. This growth imbalance in and of itself had a positive effect on net interest income, and indicates that increases in non-interest bearing liabilities funded a good portion of the growth in both interest-earning and other assets. Changes in the mix of earning assets also contributed to the improvement in net interest income. The average balance of investments, including fed funds sold, declined by $6 million, or 6.3%, for the quarter ended March 31, 2003 compared to the same quarter in the prior year. Average loan balances, on the other hand, increased by $16 million, or 3.3%, for the same relative time periods, with all of the growth occurring in the commercial and real estate loan categories. Since the average loan yield is 7.3% versus an average yield of 4.2% for investments, this change in the composition of earning assets had a positive impact on the Company’s net interest margin.

Also of note is the fact that average non-earning assets increased by $21 million, or 35.0%, going from 9.4% to 12.0% of average total assets. This variance is primarily the result of a $3 million commitment made in May of 2002 to invest in low-income housing tax credit funds, and a $13 million investment in bank-owned life insurance (BOLI) in September and October of 2002. Neither of these assets is classified as an interest-earning asset, but both are having a positive impact on the Company’s profitability. The remainder of the increase is split between an increase in the average balance of cash and due from banks, and the average balance of fixed assets which increased pursuant to the conversion to in-house item processing and other technology investments undertaken in 2002.

On the liability side, significant growth can be seen in money market accounts. The average balances for that deposit category experienced an increase of $26 million, or 26%, for the first quarter of 2003 compared to the first quarter of 2002. Relative to average total interest-bearing liabilities, money market deposit balances increased from 21.6% to 27.0%. The average balance of savings and NOW accounts increased by a combined $9 million, or 11.0%, for the quarter ended March 31, 2003, rising from 17.9% of total deposits in the first quarter of 2002 to 19.8% for the first quarter of 2003. Average demand deposit balances also increased by nearly $23 million.

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

For the quarter ended March 31, 2003 the Company’s provision for loan losses was $400,000, which is $200,000 lower than the $600,000 loan loss provision recognized in the first quarter of 2002. The loan loss provision was decreased in 2003 largely because loan balances have declined since the end of 2002, but was also due to lower charge-offs and lower average non-accrual balances. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

NON-INTEREST INCOME AND EXPENSE

Total non-interest expenses increased to 4.56% of average assets in the first quarter of 2003 from 4.19% in the first quarter of 2002. Non-interest income was 1.48% of average earning assets for the quarter ended March 31, 2003, versus 1.44% of average earning assets for the quarter ended March 31, 2002. Because the increase in expenses was disproportionately greater than the increase in net interest plus other income, the Company’s overhead efficiency ratio also rose for the quarter. Calculated on a tax-effective basis, the overhead efficiency ratio was 63.1% in the first quarter of 2003 versus 59.3% in the first quarter of 2002.

The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the first quarters of both 2003 and 2002.

Non Interest Income/Expense

	For the Quarter Ended March 31,
	2003	% of Total	2002	% of Total
	(dollars in thousands, unaudited)
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,341	60.87%	$1,195	56.69%
Other service charges, commissions & fees	$725	32.91%	$453	21.49%
Gains on sales of loans	$61	2.77%	$423	20.07%
Loan servicing income	$59	2.68%	$80	3.80%
Other	$17	0.77%	$(43)	-2.04%

Total non-interest income	$2,203	100.00%	$2,108	100.00%
As a percentage of average earning assets		1.48%		1.44%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,561	52.52%	$2,721	44.42%
Occupancy costs
Furniture & equipment	$620	9.14%	$509	8.31%
Premises	$562	8.29%	$486	7.93%
Advertising and marketing costs	$242	3.57%	$221	3.61%
Data processing costs
Item processing costs	$—	0.00%	$344	5.62%
Other data processing	$228	3.36%	$206	3.36%
Deposit services costs	$251	3.70%	$254	4.15%
Loan services costs
Loan processing	$99	1.46%	$212	3.46%
ORE owned	$15	0.22%	$3	0.05%
Credit card	$104	1.53%	$128	2.09%
Other loan services	$1	0.01%	$11	0.18%
Other operating costs
Telephone & data communications	$181	2.67%	$203	3.31%
Postage & mail	$75	1.11%	$126	2.06%
Other	$186	2.74%	$82	1.34%
Professional services costs
Legal & accounting	$238	3.51%	$192	3.13%
Other professional service	$238	3.51%	$315	5.14%
Stationery & supply costs	$143	2.11%	$102	1.67%
Sundry & tellers	$36	0.53%	$11	0.18%

Total non-interest Expense	$6,780	100.00%	$6,126	100.00%

As a % of average earning assets		4.56%		4.19%
Efficiency Ratio	63.11%		59.27%

The Company’s results of operations reflect a slight increase in non-interest income, which was $95,000, or 4.5%, higher in the quarter ended March 31, 2003 than the quarter ended March 31, 2002. Total non-interest income increased from 1.44% to 1.48% of average earning assets. Service charges on deposit accounts increased by $146,000, or 12.2%, for the first quarter, which can be attributed to the increase in average transaction account balances. Other service charges and fees increased by $272,000, or 60.0%, in the first quarter of 2003 relative to the first quarter of 2002. This increase is primarily due to $228,000 in earnings on $13 million of bank-owned life insurance that was purchased in the third and fourth quarters of 2002, but is also reflective of a $72,000 increase in credit and check card exchange fees resulting from process modifications and elevated activity levels.

Loan sales income declined by $362,000, or 85.6%, for the quarter ended March 31, 2003. Since the Company entered into a strategic alliance with MoneyLine Lending Services in March of 2002 and no longer directly originates residential real estate mortgages, the decline in loan sales income was expected. Mortgage loan origination costs declined as well, however, including a drop of $113,000, or 53.3%, in loan processing costs. The Company still receives a fee for successful mortgage applications it refers to MoneyLine, which is reflected in “other service charges, commissions, and fees”. Those fees were approximately $30,000 for the first quarter of 2003.

Loan servicing income fell by $21,000 for the first quarter of 2003 in comparison to the first quarter of 2002, due to the continued decline in the volume of loan servicing. The number of loans serviced for others fell from 159 at March 31, 2002 to 121 at March 31, 2003, with the dollar volume dropping from $56 million to $39 million as of the same dates, respectively. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Other non-interest income, which includes gains and losses on investments, gains and losses on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America, increased by $60,000 for the first quarter of 2003 relative to the first quarter of 2002. Other non-interest income for these periods was largely affected by the write-off of certain equity investments totaling $40,000 in 2003 and $90,000 in 2002. The Company wrote-off the approximate $90,000 remaining book value of its investment in Sphinx International, Inc. in the first quarter of 2002. Sphinx was formerly known as Phoenix International Ltd., Inc., a computer software company which specialized in the production and marketing of client user software for financial institutions. In 2001, Sphinx sold substantially all of its assets (including all of its operating business) and certain of its liabilities to London Bridge Phoenix Software, Inc., and a partial distribution of the sale proceeds has been remitted to Sphinx shareholders. The write-off was made pursuant to the receipt of correspondence from Sphinx International, Inc., which was in the process of dissolution, outlining potential liabilities that exceeded its remaining assets. A liquidating cash dividend was paid subsequent to the successful resolution of some of those liabilities. In the first quarter of 2003 the Company also wrote off its

$40,000 investment in California Bankers Insurance Agency, subsequent to the receipt from them of correspondence alerting the Company to their dissolution.

Total non-interest expense increased by $654,000, or 10.7%, from $6.1 million in the first quarter of 2002 to $6.8 million in the first quarter of 2003. Total non-interest expense increased from 4.19% to 4.56% of average earning assets for the same time periods. The largest increase for any specific category of expenses was in salaries and employee benefits, which were $840,000, or 30.9%, higher in the first quarter of 2003 than in the first quarter of 2002. A significant amount of the increase in salaries and benefits was due to a drop in the volume of loans originated during the quarter. FAS 91 requires that costs directly associated with the origination of a loan be deferred from current period expenses and amortized over the life of the loan. These costs consist primarily of salaries, and the FAS 91 credit against current period salaries fell by $222,000 in the first quarter of 2003 relative to the first quarter of 2002. Other significant changes in the salaries and benefits area include the following: A switchover in the Company’s group health insurance provider caused an acceleration in the timing of premium payments from the end of the month to the beginning, which created a one-time situation where two premiums were paid in March 2003 and thus increased benefits for that month by $110,000; salary continuation plan accruals for certain senior officers added approximately $108,000 relative to the same quarter in the prior year; additional salaries and benefits associated with in-house item processing added approximately $70,000 for the quarter; salaries and benefits associated with additions to information services staff (not including those directly attributable to the item processing area) added approximately $60,000 for the quarter; and workers compensation costs show an approximate $40,000 increase for the quarter. The Company had 318 full-time equivalent employees at March 31, 2003, compared to 282 full-time equivalents at March 31, 2002.

Occupancy expenses increased by $187,000, or 18.8%, of which just over $100,000 is estimated to be related to the item processing conversion. The remainder of the increase is spread across the cost of maintenance and repairs, rental increases at other branch locations, property tax increases, and higher utilities expense. The cost of outsourcing item processing, which was included as a data processing expense and totaled $344,000 for the first quarter of 2002, has now been completely eliminated and was zero for the first quarter of 2003.

Communication expenses continue to be a focal point for cost reduction efforts and were lowered by $22,000, from $203,000 in the first quarter of 2002 to $181,000 in the first quarter of 2003. They fell from 3.3% to 2.7% of total non-interest expenses for the same periods. Postage expenses show a decline of $51,000, but would have been slightly higher had it not been for a large amount of prepaid postage that was carried over from 2002 into the first quarter of 2003.

Legal and accounting fees increased by a combined $46,000 largely due to the timing of payments, although it appears that legal costs related to loan collections are trending downward. The cost of other professional services was $77,000 lower for the quarter, mainly because the improvement in the Company’s risk-based capital ratios in late 2001 had the delayed effect of lowering the FDIC assessment. Lastly, stationery and supply costs were $41,000 higher for the first quarter of 2003 versus the same quarter in the previous year, due to printing costs for the Company’s 25th anniversary letterhead and updated marketing brochures.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt income, increases in the cash surrender value of bank-owned life insurance, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. An additional permanent difference arose as a result of the formation of a real estate investment trust (“REIT”) which began operations in August 2002. Thus, the Company adjusted its tax accrual effective August 2002 to allow for the year-to-date impact of the REIT. No assurance can be given that the tax benefits available from the REIT will continue to be available in the future. In addition, there is a possibility that a future modification of existing tax laws by the California legislature could require the that the tax benefits already realized from the REIT be reversed, though, in the opinion of management, it is unlikely.

Largely because of the impact of the REIT, the Company’s first quarter tax accrual fell by $418,000, or 35.6%, to $756,000 in 2003 from $1.2 million in 2002, despite a decline of only 3.9% in pre-tax income for those same time periods. The year-to-date tax accrual as of the end of March was 23.4% of pre-tax income for 2003 and 35.0% of pre-tax income for 2002.

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

Although the Company currently has the intent and the ability to hold its marketable investment securities to maturity, all are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to SFAS 115, the balance of available for sale securities is shown on the Company’s financial statements at its estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the “accumulated other comprehensive income” account in shareholders’ equity.

The investment portfolio consists of debt and marketable equity securities, as well as fed funds sold. The investment portfolio serves several purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) it is a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Bank; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it can provide partially tax exempt income. The following table sets forth the Company’s investment portfolio by investment type (excluding fed funds sold) as of the periods noted:

Investment Portfolio

	March 31, 2003		December 31, 2002
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
	(dollars in thousands, unaudited)
Available for Sale
US Treasury securities	$207	$213	$207	$212
US Gov’t agencies	10,809	11,167	12,876	13,357
Mortgage-backed securities	29,365	29,877	23,341	24,000
Corporate bonds	3,004	3,071	4,503	4,597
State & political subdivisions	38,496	40,616	39,787	41,735
Other equity securities	6	8	6	10

Total Investment Securities	$81,887	$84,952	$80,720	$83,911

Inclusive of fed funds sold, total investments were $87 million at March 31, 2003, an increase of $3.4 million, or 4.1%, from the $84 million reported at December 31, 2002. Since there was $2.4 million in fed funds sold on March 31, 2003 and none on December 31, 2002, most of the increase can be attributed to fed funds sold. Securities that were pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $64 million at March 31, 2003, and $57 million at December 31, 2002.

LOAN PORTFOLIO

The Company’s total gross loans declined by $1.2 million, or .2%, from the end of December 2002 to March 31, 2003. Although loan demand has been relatively weak, it appears to have picked up with a large number of construction loans booked recently. These loans are typically slow to disburse, however, and will not be fully reflected in the Company’s outstanding balances until later in the year. Additionally, a fairly significant volume of commercial and commercial real estate loans are in various stages of approval. Current marketing efforts include programs to further stimulate loan demand during the remainder of 2003, although no assurance can be given that significant growth in loan balances will materialize. The Company is also investigating the selective addition of branches in growth markets where it already has a presence but has relatively low penetration. Specifically, Bakersfield at the south end of the Company’s geographic footprint and Fresno at the north end represent expanding markets that appear to have high growth potential.

A comparative schedule of the distribution of the Company’s loans at March 31, 2003 and December 31, 2002 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. The figures noted for each category are also presented as percentages of total loans, for ease of reviewer analysis.

Loan Distribution

	March 31 2003	December 31 2002
	(dollars in thousands, unaudited)
Agricultural	$9,830	$11,030
Commercial and industrial	$70,865	$71,462
Real Estate:
Secured by commercial/professional office Properties including construction and development	$242,318	$238,709
Secured by residential properties	$88,931	$91,084
Secured by farmland	$17,438	$16,931
Held for sale	$231	$653

Total Real Estate	$348,918	$347,377
Small Business Administration loans	$21,184	$21,918
Consumer loans	$50,199	$49,606
Credit cards	$10,432	$11,225

Total Loans	$511,428	$512,618

Percentage of Total Loans
Agricultural	1.92%	2.15%
Commercial and industrial	13.86%	13.94%
Real Estate:
Secured by commercial/professional office Properties including construction and development	47.38%	46.57%
Secured by residential properties	17.39%	17.77%
Secured by farmland	3.41%	3.30%
Held for sale	0.05%	0.13%

Total Real Estate	68.22%	67.77%
Small Business Administration loans	4.14%	4.28%
Consumer loans	9.82%	9.68%
Credit cards	2.04%	2.18%

Total	100.00%	100.00%

The largest decrease for any single category of loans was the $2.2 million drop in real estate loans secured by residential properties. This category continues to decline due to the Company’s referral of the majority of these loans to MoneyLine, and fell from 17.8% to 17.4% of total loans. Real estate loans secured by commercial/professional office properties experienced growth of $3.6 million, or 1.5%, from December 31, 2002 to the end of the first quarter of 2003, and increased from 46.6% to 47.4% of the total portfolio. Management expects to see continued growth in this category, particularly in the Fresno and Bakersfield markets where the Company currently has a relatively small share of an expanding market, although no assurance can be given that this will indeed occur. Agricultural loan balances declined by $1.2 million, or 10.9%, falling from 2.2% to 1.9% of total loans. Due to lingering problems in the agricultural industry, the Company continues to be highly selective in its agricultural lending activities.

Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $39 million as of March 31, 2003, compared to $43 million at December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Bank makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $188 million at March 31, 2003 as compared to $176 million at December 31, 2002, although it is expected that not all of these commitments will ultimately be drawn upon. These commitments represented approximately 36.8% and 34.4% of outstanding gross loans at each of the periods noted, respectively. The Bank’s stand-by letters of credit at March 31, 2003 and December 31, 2002 were $11.6 million and $6.5 million, respectively. This represented 5.8% of total commitments at March 31, 2003 and 3.6% of total commitments at December 31, 2002.

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

Non-performing Assets

	March 31 2003	December 31 2002	March 31 2002
	(dollars in thousands, unaudited)
NON-ACCRUAL LOANS:
Agricultural	$142	$15	$—
Commercial and industrial	$2,093	$1,070	$855
Real Estate
Secured by commercial/professional office properties including construction and development	$77	$350	$1,452
Secured by residential properties	$104	$31	$211
Secured by farmland	$1,749	$2,343	$4,689
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$1,930	$2,724	$6,352
Small Business Administration loans	$1,140	$323	$—
Consumer loans	$208	$141	$510
Credit cards	$56	$56	$28

SUBTOTAL	$5,569	$4,329	$7,745

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$1,083
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$16
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$16
Small Business Administration loans	$1,453	$2,126	$—
Consumer loans	$—	$—	$46
Credit cards	$23	$12	$35

SUBTOTAL	$1,476	$2,138	$1,180

TOTAL NONPERFORMING LOANS	$7,045	$6,467	$8,925

Other real estate	$1,594	$1,421	$680

Total nonperforming assets	$8,639	$7,888	$9,605

Restructured loans	N/A	N/A	N/A
Nonperforming loans as percentage of total gross loans	1.38%	1.26%	1.82%
Nonperforming assets as a percentage of total gross loans and other real estate	1.68%	1.53%	1.96%

Non-performing assets rose to $8.6 million at March 31, 2003 from $7.9 million at December 31, 2002, an increase of about $750,000 or 9.5%. Total non-performing assets increased to 1.68% of total gross loans and other real estate (“ORE”) at March 31, 2003 from 1.53% at December 31, 2002. Approximately $2.5 million of the total non-performing balance is guaranteed by the U.S. Government, and a large amount is also secured by real estate.

The biggest impact on non-performing assets was the $1 million increase in non-accruing commercial and industrial loans. Almost all of the increase represents loans to a single borrower that were placed on non-accrual status in March 2003, but have subsequently been paid current and returned to accrual status. This borrower is a government contractor and the loans are linked to specific contracts. The delinquent status of the loans was not the result of economic problems but rather related to contract management issues. Also evident in the above report is the classification from accrual to non-accrual status of about $600,000 in SBA loans that have been past due more than 90 days, although it should be noted that these balances are between 75% and 85% guaranteed by the U.S. Government.

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

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. The allowance is increased by provisions charged against current earnings, and reduced by net charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off.

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

The table which follows summarizes the activity in the allowance for loan losses for the years indicated:

Allowance for Loan Losses

	For the Quarter Ended March 31 2003	For the Year Ended December 31 2002	For the Quarter Ended March 31 2002
	(dollars in thousands, unaudited)
Balances:
Average gross loans outstanding during period	$507,934	$500,461	$491,603

Gross loans outstanding at end of period	$511,428	$512,618	$489,053

Allowance for Loan Losses:
Balance at beginning of period	$5,939	$5,675	$5,675
Provision charged to expense	$400	$3,350	$600
Loan charge-offs
Agricultural	$—	$602	$76
Commercial & industrial loans(1)	$255	$1,161	$397
Real estate loans	$—	$—	$—
Consumer loans	$71	$1,031	$288
Credit card loans	$126	$580	$163

Total	$452	$3,374	$924

Recoveries
Agricultural	$5	$34	$2
Commercial & industrial loans(1)	$12	$156	$7
Real estate loans	$—	$—	$—
Consumer loans	$10	$37	$7
Credit card loans	$18	$61	$13

Total	$45	$288	$29

Net loan charge offs	$(407)	$(3,086)	$(895)

Balance	$5,932	$5,939	$5,380

RATIOS
Net Charge-offs to Average Loans	0.08%	0.62%	0.18%
Allowance for Loan Losses to Gross Loans at End of Period	1.16%	1.16%	1.10%
Allowance for Loan Losses to Non-Performing Loans	84.20%	91.84%	60.28%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	6.86%	51.96%	16.64%
Net Loan Charge-offs to Provision for Loan Losses	101.75%	92.12%	149.17%

(1)	Includes Small Business Administration Loans

At March 31, 2003, the allowance for loan losses was $5.9 million or 1.16% of gross loans, nearly identical to the $5.9 million or 1.16% of gross loans at December 31, 2002. The Company’s provision for loan losses, which increases the allowance, was $400,000 in the first quarter of 2003, a $200,000 reduction relative to the $600,000 provision in the first quarter of 2002. The Company had net charge-offs of approximately $407,000 against the allowance in the first quarter of 2003 versus $895,000 in the first quarter of 2002. The $488,000 improvement in 2003 is due primarily to management’s proactive efforts during the course of 2002 to identify and charge off non-performing commercial and consumer loans that experienced continued deterioration due to prolonged regional economic difficulties.

The Company considers its allowance for loan losses of $5.9 million at March 31, 2003 adequate to cover losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The other assets category includes a $5.4 million investment in low-income housing tax credit funds at March 31, 2003, a slight decline from the $5.5 balance on the Company’s books at December 31, 2002. The decrease is the result of the particular accounting methodology used for this investment, whereby the committed cost of the investment is initially capitalized and subsequently adjusted for the allocable share of losses or income from the limited partnership. As of March 31, 2003, the Company also shows a $1.2 million liability for funds committed but not yet disbursed for these investments.

Also included in other assets is an investment in bank-owned life insurance (“BOLI”). In the third and fourth quarters of 2002, the Company purchased $13 million of BOLI. Combined with the BOLI it obtained in connection with the acquisition of Sierra National Bank in 2000 and increases in the net cash surrender values of all policies, the Company’s total investment in BOLI at March 31, 2003 is $14.8 million. BOLI is a single premium life insurance product that has characteristics similar to an investment security, except income is in the form of increases in the policy’s net cash surrender value combined with a death benefit rather than interest payments. Annual increases in the cash surrender value are currently close to 6% and have a guaranteed floor of between 4% and 5%. Increases in the net cash surrender value and death benefits are non-taxable, and the current tax-equivalent “yield” of the Bank’s BOLI investments based on increases in the net cash surrender value alone is between 8% and 9%. A portion of the death benefits has been allocated to employees whose lives are insured by the Company’s BOLI, and the income from net cash surrender value increases is being used to offset the cost of certain employee benefit plans.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

An important balance sheet component impacting the Company’s net interest margin is its deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and somewhat more traditional core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000.

Overall, deposits declined from $606 million at December 31, 2002 to $600 million at March 31, 2003. This represents net run-off of $6 million, or less than 1%. Despite the overall decrease in deposit balances, the only specific categories that declined were the time deposit groups. Time deposits in denominations of $100,000 or greater fell by nearly $18 million, as maturing brokered deposits were allowed to roll off. Time deposits under $100,000 declined by about $3 million, although this could be a case of customers valuing liquidity over yield as non-maturity core deposit categories more than made up for this loss.

From the end of 2002 to March 31, 2003, non-interest demand deposits increased by $1.8 million and rose slightly from 26.0% to 26.7% of total deposits and interest-bearing liabilities. During the same time frame interest-bearing demand accounts increased by $3 million, or 6.4%, savings balances increased by $4 million, or 10.7%, and money market demand balances increased by nearly $5 million, or 4.2%. Combined, these categories increased from 32.7% to 35.2% of total deposits and interest-bearing liabilities. The increase in core deposits was achieved without the addition of branch offices. However, a marketing campaign promoting transaction accounts has been running continuously during the first quarter of 2003 and a formal program aimed at improving cross-selling efforts in the branches has also been implemented. It is management’s opinion that the net increase in core deposits has at least in part been the result of a “flight to quality”, as the economy in general and equity markets in particular have engendered uncertainty. More aggressive deposit retention efforts may be needed as alternative investment products regain popularity. Information concerning average balances and rates paid on deposits by deposit type for the three months ended March 31, 2003 and 2002 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

FED FUNDS PURCHASED & SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company occasionally uses overnight borrowings from other banks (“fed funds purchased”) to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. There were no fed funds purchased at March 31, 2003, but there was a $4.8 million balance of fed funds purchased at the end of 2002 due to a temporary need created by delayed credit on certain cash items in the Company’s account with the Federal Reserve Bank of San Francisco.

In addition, repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $15 million at March 31, 2003. The utilization of this product increased by close to $1 million, or 5.6%, during the first quarter of 2003.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Accrued interest payable decreased slightly from the end of 2002 to March 31, 2003. During the same period, however, all other non-deposit non-interest bearing liabilities fell by close to $2 million due mainly to accruals for 2002 expenses that were on the Company’s books at the end of 2002 but were subsequently paid in 2003. Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

LIQUIDITY AND MARKET RISK MANAGEMENT

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in trading of financial instruments, nor does the company have any exposure to exchange rates.

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

The Company uses Bancware’s Convergence modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under different interest rate scenarios. The simulation program imports maturity dates and interest rates for individual loans and deposits, and incorporates assumptions on the re-pricing characteristics of embedded options to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points.

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of March 31, 2003, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc.	-$	8,470,000	-$	4,060,000	-$	1,227,000	+$	49,000	+$	271,000	+$	1,113,000
% Change		-23.24%		-11.14%		-3.37%		0.13%		0.74%		3.05%

The above profile illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $4.1 million, or approximately 11.1%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely gain approximately $271,000, or 0.7%, over the next year. The Company is asset sensitive, and the relationship between the change in net interest income under rising and declining rate scenarios is typically expected to be inversely proportionate. In fact the Company has, in the past, seen erosion in its interest margin when rates decline (most recently in 2001) while benefiting in a rising rate environment. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. In reality, while management does not expect current historically low rates to fall significantly, if they did the Company would likely limit movement in the Bank of the Sierra Prime Rate, although no assurance can be given that this would, indeed occur. Approximately $200 million in variable-rate loan balances are tied to that rate. If the Bank of the Sierra Prime Rate is not lowered further from its current level, the Company’s interest rate risk profile changes dramatically:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc.	+$	590,000	+$	2,122,000	+$	1,888,000	+$	49,000	+$	271,000	+$	1,113,000
% Change		1.62%		5.82%		5.18%		0.13%		0.74%		3.05%

The economic values of the Company’s loan and deposit portfolios will also vary under the different interest rate scenarios previously discussed. The amount of change is dependent upon the characteristics of each class of financial instrument, including the stated interest rate relative to current market rates, the likelihood of prepayment, whether the rate is fixed or floating, the maturity date of the instrument and the particular circumstances of the Company’s customers. The economic value simulations tend to change over time as the characteristics of the Company’s balance sheet evolve, and as interest rate and yield curve assumptions are updated.

LIQUIDITY

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

As of March 31, 2003, non-pledged securities comprised $21 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity on that date include vault cash and balances due from banks, overnight fed funds sold totaling $2.4 million, immediately marketable loan balances in the amount of approximately $23 million, and the net cash surrender value of bank-owned life insurance. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity available in the form of lines of credit from correspondent banks in the approximate amount of $55 million at March 31, 2003. An additional $139 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount. The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

CAPITAL RESOURCES

At March 31, 2003, the Company had total shareholders’ equity of $54.9 million, comprised of $3.1 million in common stock, $50.0 million in retained earnings, and $1.8 million in accumulated other comprehensive income. Total shareholders equity at the end of 2002 was $53.3 million. The increase in shareholders’ equity from December 31, 2002 to March 31, 2003 was due primarily to a $1.4 million increase in retained earnings, but also includes a $261,000 increase in common stock due to the issuance of shares from exercised stock options, net of the cost of shares repurchased.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company’s current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries (which, for the Company, means Trust Preferred Securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. Of the Company’s Tier 1 capital at March 31, 2003, $15 million, or approximately 24%, consisted of Trust Preferred Securities. Trust Preferred Securities are considered to be Tier 1 capital for regulatory purposes, to the extent that they do not exceed 25% of total Tier 1 capital. They are, however, classified as long-term debt in accordance with generally accepted accounting principles. Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

	March 31, 2003	December 31, 2002	Minimum Requirement for Well Capitalized Bank
	(dollars in thousands, unaudited)
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	12.22%	11.98%	N/A
Tier 1 Capital to Total Risk-weighted Assets	11.16%	10.91%	N/A
Tier 1 Leverage Ratio	9.20%	8.99%	N/A

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	11.26%	10.99%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.20%	9.92%	6.00%
Tier 1 Leverage Ratio	8.41%	8.17%	5.00%

At the current time, there are no commitments that would engender the use of material amounts of the Company’s capital.

PART I—FINANCIAL INFORMATION

Item 3

QUALITATIVE & QUANTITATIVE DISCLOSURES

ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included as part of Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Market Risk Management”.

PART I—FINANCIAL INFORMATION

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

PART II—OTHER INFORMATION

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

Not applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001)(1)

3.1	Articles of Incorporation of Sierra Bancorp(1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp(1)

3.3	By-laws of Sierra Bancorp(1)

10.1	1998 Stock Option Plan(1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer(2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001(2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001(2)

10.5	Salary Continuation Agreement for Kenneth Taylor (3)

10.6	Salary Continuation Agreement for Kenneth Goodman(3)

10.7	Salary Continuation Agreement for James Holly(3)

10.8	Salary Continuation Agreement for Charlie Glenn(3)

11	Statement of Computation of Per Share Earnings(4)

99.1	Certification of Chief Executive Officer and Chief Financial Officer(3)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.
(3)	Filed herewith.
(4)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2003.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 13, 2003	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

May 13, 2003	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Senior Vice President & Chief Financial Officer

CEO’s Certification

I, James C. Holly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Sierra Bancorp (“Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Kenneth R. Taylor
Kenneth R. Taylor Chief Financial Officer