Form 10-Q
period 2003-06-30
SIERRA BANCORP
filed 2003-08-13
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

YES   ☑     NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES   ☐     NO    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,297,227 shares outstanding as of July 31, 2003

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1

SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2003	December 31, 2002
ASSETS
Cash and Due From Banks	$43,419	$55,819
Federal Funds Sold	2,500	—

Total Cash & Cash Equivalents	45,919	55,819
Securities Available for sale	83,115	83,911
Loans:
Gross loans	557,528	512,618
Allowance for loan losses	(5,975)	(5,939)
Deferred loan fees, net	(1,627)	(1,024)

Net Loans	549,926	505,655
Other equity securities	2,084	1,847
Premises and equipment, net	17,379	17,578
Other real estate	1,485	1,421
Accrued interest receivable	3,411	3,259
Other assets	31,668	31,624

TOTAL ASSETS	$734,987	$701,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$175,790	$166,574
Interest bearing demand	53,032	49,455
Savings	45,780	36,890
MMDA’s	135,789	123,178
TDOA’s, IRA’s & KEOGH’S	19,587	18,894
Time deposits < $100,000	85,471	91,676
Time deposits > $100,000	94,332	119,038

Total Deposits	609,781	605,705
Federal funds purchased and repurchase agreements	14,153	19,291
Other borrowed funds	34,324	32
Accrued interest payable	361	791
Other liabilities	4,473	7,008
Company obligated manditorily redeemable cumulative trust preferred security of subsidiary trust holding solely junior subordinated debentures	15,000	15,000

TOTAL LIABILITIES	678,092	647,827

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,296,627 shares issued and outstanding	3,474	2,815
Retained earnings	51,678	48,594
Accumulated other comprehensive income	1,743	1,878

TOTAL SHAREHOLDER’S EQUITY	56,895	53,287

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$734,987	$701,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME
(dollars in thousands, except per share data)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
INTEREST INCOME:	2003	2002	2003	2002
Federal funds sold and interest bearing deposits	$11	$86	$36	$113
US Treasury securities	2	14	4	28
US Gov’t agencies	137	251	317	543
State and political subdivsions	403	482	826	970
Mortgage-backed securities	183	261	403	527
Corporate Bonds	50	79	124	167
Equities	23	60	80	82
Loans, including fee income	9,515	9,297	18,672	18,484

Total interest income	10,324	10,530	20,462	20,914
INTEREST EXPENSE:
Interest on deposits	1,483	1,995	3,178	4,020
Interest on borrowed funds	240	334	479	716

Total interest expense	1,723	2,329	3,657	4,736
Net Interest Income	8,601	8,201	16,805	16,178
Provision for loan losses	725	950	1,125	1,550

Net Interest Income after Provision for Loan Losses	7,876	7,251	15,680	14,628
NON-INTEREST INCOME:
Service charges on deposit accounts	1,527	1,360	2,868	2,555
Gains on sales of loans	51	97	112	520
Gain(loss) on sales of investments	2	238	(35)	145
Other	934	494	1,772	1,077

Total non-interest income	2,514	2,189	4,717	4,297
NON-INTEREST EXPENSE:
Salaries and employee benefits	3,286	2,702	6,847	5,420
Occupancy expense	1,239	1,014	2,421	2,011
Other	2,467	2,448	4,504	4,861

Total non-interest expense	6,992	6,164	13,772	12,292

INCOME BEFORE PROVISION FOR INCOME TAXES	3,398	3,276	6,625	6,633
Provision for income taxes	932	1,015	1,688	2,189

NET INCOME	$2,466	$2,261	$4,937	$4,444

Other comprehensive (loss)income, unrealized (loss)gain on securities available for sale, net of income taxes	(61)	755	(135)	583
COMPREHENSIVE INCOME	$2,405	$3,016	$4,802	$5,027

PER SHARE DATA
Book value	$6.12	$5.41	$6.12	$5.41
Cash dividends	$0.08	$0.07	$0.16	$0.14
Earnings per share basic	$0.27	$0.24	$0.53	$0.48
Earnings per share diluted	$0.25	$0.23	$0.49	$0.46
Average shares outstanding, basic	9,280,318	9,248,456	9,286,930	9,233,068
Average shares outstanding, diluted	10,060,639	9,757,308	9,996,656	9,647,800

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$4,937	$4,444
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of securities	35	145
(Gain)loss on sales of loans	(128)	410
(Gain)loss on sale of other real estate	(58)	16
Gain on sale of fixed assets	(1)	—
Provision for loan losses	1,125	1,550
Depreciation and amortization	1,110	934
Net amortization on securities premiums and discounts	(405)	(179)
Increase in unearned net loan fees	602	328
Net increase in cash surrender value of life insurance policies	(53)	—
Proceeds from sales of loans held for sale	5,284	32,953
Originations of loans held for sale	(5,506)	(35,715)
Increase in interest receivable and other assets	(492)	(2,956)
(Decrease)increase in other liabilities	(3,059)	960

Net cash provided by operating activities	3,391	2,890

Cash Flows from Investing Activities
Maturities of securities available for sale	5,229	4,791
Proceeds from sales/calls of securities available for sale	3,911	1,000
Purchases of securities available for sale	(18,445)	(8,487)
Principal paydowns on securities available for sale	9,376	6,588
Increase in loans receivable, net	(44,823)	(16,666)
Purchases of premises and equipment	(1,001)	(1,162)
Proceeds from sales of other real estate	173	176
Other	397	(77)

Net cash used in investing activities	(45,183)	(13,837)

Cash Flows from Financing Activities
Increase in deposits	4,075	53,187
Decrease in federal funds purchased	(4,750)	—
Increase(decrease) in borrowed funds	34,292	(38,490)
(Decrease)increase in repurchase agreements	(388)	7,940
Cash dividends paid	(1,485)	(1,292)
Stock repurchased	(377)	—
Stock options exercised	525	—

Net cash provided by financing activities	31,892	21,345

(Decrease)increase in cash and due from banks	(9,900)	10,398
Cash and Cash Equivalents
Beginning of period	55,819	40,025

End of period	$45,919	$50,423

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003

Note 1 – The Business of Sierra Bancorp

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

Bank of the Sierra is a California state-chartered bank that was incorporated in September 1977 and opened for business in January 1978, and is currently the largest independent bank headquartered in Tulare County. It is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. With the opening of its second Fresno branch in June 2003, the Bank now operates seventeen full service branch offices throughout this geographic footprint. We have received regulatory approval for an eighteenth branch in the City of Clovis in the vicinity of Clovis Avenue and Scott Avenue, and should be able to commence operations in that location in the first half of 2004. In addition to its full-service branch offices, the Bank has an agricultural credit center, a bank card center, and a unit specializing in Small Business Administration loans at its corporate headquarters. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 2 – Basis of Presentation

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

Note 3 – Current Accounting Developments

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plan under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional interim financial statement disclosure requirements of the Statement are included herein. In management’s opinion, the adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified by the Company after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has previously accounted for its mandatorily redeemable cumulative trust-preferred securities in a manner consistent with the Statement and, in management’s opinion, adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2003 and 2002, cash paid for interest expense on interest bearing liabilities was $4.1 million and $4.2 million, respectively, while cash paid for income taxes during the six months ended June 30, 2003 and 2002 was $2.6 million and $3.5 million, respectively. There was $183,000 of real estate acquired in the settlement of loans for the half-year ended June 30, 2003, and $807,000 acquired for the half-year ended June 30, 2002. There were loans totaling $150,000 for the half-year ended June 30, 2003, and no loans made to finance the sale of other real estate for the half-year ended June 30, 2002.

Note 5 – Stock Based Compensation

The Company’s stock-based employee compensation plan, the 1998 Stock Option Plan, was assumed from Bank of the Sierra in August 2001 in conjunction with the Company’s acquisition of all of the outstanding shares of the Bank. The 1998 Stock Option Plan is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

	For the 3-month period ended:		For the 6-month period ended:

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income, as reported (in $000’s)	$2,466	$2,261	$4,937	$4,444
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	55	47	104	88

Pro forma net income (in $000’s)	$2,411	$2,214	$4,833	$4,356

Basic earnings per share - as reported	$0.27	$0.24	$0.53	$0.48
Basic earnings per share - pro forma	$0.26	$0.24	$0.52	$0.47
Diluted earnings per share - as reported	$0.25	$0.23	$0.49	$0.46
Diluted earnings per share - pro forma	$0.24	$0.23	$0.48	$0.45
Weighted average fair value of options granted during period	$3.64	$2.39	$3.22	$2.39
Assumptions for determining fair values:
Dividend yield	2.1%	3.0%	2.3%	3.0%
Projected stock price volatility	29.8%	29.1%	29.8%	29.1%
Risk-free interest rate	2.75%	2.76%	2.88%	2.76%
Expected option term (from option date)	6.0 years	7.0 years	6.0 years	7.0 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding vested stock options. For the second quarter and first half of 2003, the dilutive effect of options outstanding calculated under the treasury stock method totaled 780,321 shares and 709,726 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first half of 2002, shares totaling 508,852 and 414,732, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

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

	For the 3-month period ended:		For the 6-month period ended:

(in $000’s)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net income	$2,466	$2,261	$4,937	$4,444
Other comprehensive income/(loss):
Unrealized holding gain/(loss), net of tax	(60)	895	(156)	668
Less: reclassification adjustment, net of tax	1	140	(21)	85

Total other comprehensive income/(loss)	(61)	755	(135)	583

Comprehensive income	$2,405	$3,016	$4,802	$5,027

Note 8 – Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2003	December 31, 2002
Commitments to extend credit	$155,726	$135,997
Standby letters of credit	$11,790	$6,499
Credit card commitments	$39,818	$40,426

Commitments to extend credit consist primarily of unfunded single-family residential construction loans and home equity lines of credit, and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally secured and are issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Credit card commitments represent available balances on credit cards and are unsecured.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be acknowledged when evaluating the potential future financial performance of the Company. These include but are not limited to the possibility of deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and regulatory risks associated with the multitude of current and future regulations to which the Company is subject.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: The establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; the annual evaluation of goodwill for impairment; and the accrual of the Company’s tax liability, particularly as it relates to the inclusion of benefits from the REIT.

OVERVIEW OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended June 30, 2003 was $2.5 million compared with $2.3 million for the quarter ended June 30, 2002. Basic and diluted earnings per share were $.27 and $.25 for the second quarter of 2003 compared to $.24 and $.23 for the second quarter of 2002. The Company’s earnings improved by 9% in the second quarter 2003 relative to the same period in 2002. The Company’s annualized return on average equity was 17.56% and annualized return on average assets was 1.41% for the quarter ended June 30, 2003, compared to an 18.62% return on average equity and 1.35% return on average assets for the quarter ended June 30, 2002. Return on equity was lower despite the increase in return on assets because average equity was 16% higher in the second quarter of 2003 than in the second quarter of 2002, while average assets were only 5% higher. Average equity increased mainly from growth in retained earnings, but also grew due to the exercise of stock options.

One of the main contributors to the Company’s second quarter earnings improvement in 2003 was a $400,000 increase in net interest income. The Company’s net interest margin increased by 15 basis points, from 5.55% to 5.70%, and $10 million growth in average earning assets was also a factor in the improvement in net interest income. The net interest margin increase was due mainly to favorable volume shifts in assets and liabilities, rather than favorable movement in interest rates. Enhancing the rise in net interest income was a $225,000 decrease in the loan loss provision for the quarter. The amount of the loan loss provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan losses, as described in detail the Allowance for Loan Losses section herein. It was lowered despite an increase in outstanding loan balances, mainly because the loan increase was centered in real estate loans that have a very low historical loss ratio, and because loans migrating into the non-performing assets category were already on the Company’s “watch list” and thus are adequately provided for.

Non-interest income for the second quarter of 2003 was $325,000 higher than in the second quarter of 2002, despite a $236,000 drop in gains on investments. The increase in non-interest income includes $167,000 of growth in service charges on deposits, and a $103,000 increase in earnings on bank-owned life insurance (“BOLI”). The increase in non-interest income was more than offset, however, by an $828,000 unfavorable variance in non-interest expenses. Not all expenses increased; item processing outsourcing costs were $360,000 lower due to the conversion to in-house item processing, although this savings was partially consumed by additional staffing, occupancy and supplies costs resulting from running the operation in-house. Salaries and benefit expenses had the highest increase of any single expense category, rising by $584,000. A lower credit for loan origination costs contributed $130,000 to the increase in salaries, and accruals for salary continuation plans for certain key officers increased by $110,000, but most of the increase was due to strategic staff additions. Occupancy expenses increased by $225,000.

Despite the $122,000 increase in income before taxes, net income was $205,000 higher because of an $83,000 drop in the income tax provision. The Company’s second quarter provision for income taxes was $932,000, or 27% of pre-tax income in 2003, compared to $1.0 million, or 31% of pre-tax income in 2002. Enterprise zone interest deductions and low-income housing investment tax credits have had a positive impact on tax accruals for both quarters, but the reduction in the tax provision for the current quarter was mainly due to the tax benefit derived from the Company’s real estate investment trust (“REIT”) that was capitalized in August of 2002. No assurance can be given that the tax benefits available from the REIT will continue to be available in the future, however, and it is conceivable but unlikely that at some future date a reinterpretation of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed.

As with second quarter numbers, net income for the first half of 2003 compares very favorably to the first half of 2002. Net income for the six months ended June 30, 2003 was $4.9 million, an increase of $493,000, or 11%, compared to $4.4 million for the same period in 2002. The Company’s return on average equity and return on average assets for the first half of 2003 were 18.11% and 1.43%, as compared to 18.62% and 1.35% for the first half of 2002. Basic and diluted earnings per share for the six month period ended June 30, 2003 were $.53 and $.49, compared to $.48 and $.46 for the same period in the prior year.

The variances in the Company’s results of operations for the first half of 2003 relative to the first half of 2002 mirror the second quarter differences, for the most part, but are greater in magnitude. Net interest income increased by $627,000 due to a 9 basis point increase in the Company’s net interest margin and a $10 million increase in average earning assets. The loan loss provision was $425,000 lower for first six months of 2003 than in the first six months of 2002. A $420,000 increase in non-interest income, fueled by a $313,000 increase in service charges on deposits and a $331,000 increase in income from BOLI, also supported overall earnings growth. It should be noted that income from the sale of loans was down by over $400,000 in the first half of 2003, due to outsourcing arrangements entered into for the bulk of the Bank’s mortgages in March of 2002. However, reflected in other fees and charges is $77,000 that the Bank earned in referral fees under those arrangements in the first half of 2003.

Despite a $703,000 reduction in item processing costs, non-interest expenses were almost $1.5 million higher in the first six months of 2003 than in the first six months of 2002, due again mainly to substantially higher salaries and benefits and occupancy costs. A $352,000 drop in the credit for loan origination costs is again evident in higher staffing expenses, and a combined $145,000 increase in workers compensation and group medical insurance costs was also a major contributor to the increase in salaries and benefits.

FINANCIAL CONDITION SUMMARY

The Company’s total assets increased by $34 million, or nearly 5%, from December 31, 2002 to June 30, 2003. Gross loans increased by $45 million, or 9%, due primarily to a large number of commercial real estate loans funded in the latter part of the second quarter, including $18 million in loan participations purchased. The $27 million of growth from internally-generated loans was due in part to creative loan structuring. Construction loan activity added to the increase, as disbursement levels rose for loans booked earlier in the year. The Company has recently added leasing to its array of credit products to ensure that customer needs are satisfied and organic growth can maintain a strong pace, although no assurance can be given that such growth will continue.

The increase in loans was partially offset by a $12 million decline in cash and due from banks. The decrease in cash and due from banks was due to a $4 million reduction in vault cash resulting in part from more aggressive management of that area, and a $9 million drop in cash items in process of collection resulting from temporary fluctuations at year-end 2002.

Although there was a $25 million drop in time deposits over $100,000 caused by the run-off of brokered deposits in the first half of 2003, core deposits grew by $29 million. This included an increase of $9 million, or 6%, in non-interest demand deposits. Savings deposits also grew by $9 million, which on a smaller base resulted in exceptional 24% growth for that category. Money market deposits rose by $13 million, or 10%. Part of this growth in core deposits has been due to marketing campaigns implemented in the fourth quarter of 2002 and run through the second quarter of 2003, as well as the recent implementation of a formal program to enhance cross-selling efforts. The brokered deposits were not renewed at maturity since they were not needed to fund asset growth at the time. However, the Company’s recent balance sheet growth was funded with overnight borrowings, which will likely be replaced with additional brokered deposits with staggered maturities that can again be allowed to run-off as core deposits are generated to replace them.

Due primarily to the retention of earnings, the Company’s total shareholders’ equity increased from $53 million at December 31, 2002 to $57 million at June 30, 2003. This is an increase of nearly $4 million, or about 7%. The Company’s total risk-based capital ratio at June 30, 2003 was 11.65%, a slight decline from the year-end ratio of 11.98% due to growth in assets.

EARNINGS PERFORMANCE

As previously noted and also as reflected in the Consolidated Statements of Income, during the quarter and for the six months ended June 30, 2003 the Company generated net income of $2.5 million and $4.9 million, as compared to $2.3 million and $4.4 million for the same periods in 2002. The Company earns income from two primary sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net non-interest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

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

Average Balances and Rates (dollars in thousands, except per share data)	For the Quarter Ended June 30, 2003 (a) (b) (f)			For the Quarter Ended June 30, 2002 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yielded	Average Balance	Income/ Expense	Average Rate/Yielded
Assets
Investments:
Federal Funds Sold	3,794	$10	1.06%	$19,472	$86	1.77%
Taxable	44,520	$374	3.37%	$45,505	$605	5.33%
Non-taxable	40,080	$403	6.11%	$45,200	$482	6.48%
Equity	1,845	$22	4.78%	$2,094	$60	11.49%

Total Investments	90,239	$809	4.52%	$112,271	$1,233	5.29%

Loans:(c)
Agricultural	8,297	$141	6.82%	$9,014	$143	6.36%
Commercial	101,673	$1,810	7.14%	$98,074	$1,654	6.76%
Real Estate	363,070	$6,662	7.36%	$330,650	$6,371	7.73%
Consumer	38,574	$587	6.10%	$39,563	$797	8.08%
Credit Cards	10,692	$315	11.82%	$10,735	$332	12.40%
Other	6,761	$—	0.00%	$8,762	$—	0.00%

Total Loans	529,067	$9,515	7.21%	$496,798	$9,297	7.51%

Other Earning Assets	1,000	$—	0.00%	$1,040	$—	0.00%
Total Earning Assets (e)	620,306	$10,324	6.81%	$610,109	$10,530	7.09%

Non-Earning Assets	83,324			$62,020

Total Assets	703,630			$672,129

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	53,507	$13	0.10%	$51,964	$12	0.09%
Savings Accounts	43,523	$56	0.52%	$33,919	$44	0.52%
Money Market	134,977	$378	1.12%	$106,087	$479	1.8	1%
TDOA’s, IRA & KEOGH’s	19,688	$82	1.67%	$19,017	$97	2.05%
Certificates of Deposit < $100,000	87,179	$411	1.89%	$97,754	$558	2.29%
Certificates of Deposit > $100,000	98,055	$543	2.22%	$119,152	$805	2.71%

Total Interest Bearing Deposits	436,929	$1,483	1.36%	$427,893	$1,995	1.87%
Borrowed Funds:
Federal Funds Purchased	745	$25	13.47%	$—	$—	0.00%
Repurchase Agreements	16,660	$25	0.60%	$34,698	$106	1.23%
Other Borrowings	21,976	$190	3.47%	$15,043	$228	6.08%

Total Borrowed Funds	39,380	$240	2.44%	$49,741	$334	2.69%

Total Interest Bearing Liabilities	476,309	$1,723	1.45%	$477,634	$2,329	1.96%

Demand Deposits	163,687			$138,836

Other Liabilities	7,295			$6,948

Shareholders’ Equity	56,339			$48,711
Total Liabilities and Shareholders’ Equity	703,630			$672,129

Interest Income/Earning Assets			6.81%			7.09%
Interest Expense/Earning Assets			1.11%			1.53%

Net Interest Income and Margin(d)		$8,601	5.70%		$8,201	5.55%

(a)	Average balances are obtained from the best available daily or monthly data
(b)	Yields are computed on a tax equivalent basis
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $383 thousand and $146 thousand for the quarters ended June 30, 2003 and 2002.
Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Net interest income for the second quarter of 2003 was $8.6 million compared to $8.2 million for the second quarter of 2002, which constitutes an increase of $400,000, or about 5%. The Company’s tax-equivalent net interest margin for the second quarter of 2003 was 5.70%, a 15 basis point improvement compared to the 5.55% margin in the second quarter of the previous year. Although management is optimistic that the Company’s net interest margin can be maintained in this range, there is no assurance going forward that fluctuations in market interest rates or other supply and demand issues will not have a negative impact on the Company’s net interest margin and/or net interest income.

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

Volume & Rate Variances (dollars in thousands)	Quarter Ended June 30, 2003 over 2002			Six Month Ended June 30, 2003 over 2002
	Increase(decrease) due to			Increase(decrease) due to

	Volume	Rate	Net	Volume	Rate	Net

Assets:
Investments:
Federal funds sold / Due from time	$(69)	(7)	$(76)	$(61)	(17)	$(78)
Taxable	$(13)	(218)	$(231)	$(53)	(362)	$(415)
Non-taxable(1)	$(55)	(24)	$(79)	$(103)	(41)	$(144)
Equity	$(7)	(31)	$(38)	$(19)	16	$(3)

Total Investments	$(144)	$(280)	$(424)	$(236)	$(404)	$(640)

Loans:
Agricultural	$(11)	9	$(2)	$(28)	5	$(23)
Commercial	$61	95	$156	$104	(65)	$39
Real Estate	$625	(334)	$291	$1,008	(642)	$366
Consumer	$(20)	(190)	$(210)	$(60)	(55)	$(115)
Credit Cards	$(1)	(16)	$(17)	$(2)	(77)	$(79)

Total Loans	$654	$(436)	$218	$1,022	$(836)	$188

Other Earning Assets	$—	—	$—	$—	—	$—

Total Earning Assets	$510	$(716)	$(206)	$786	$(1,240)	$(452)

Liabilities
Interest Bearing Deposits:
NOW	$0	1	$1	$1	0	$1
Savings Accounts	$12	(0)	$12	$21	0	$21
Money Market	$130	(231)	$(101)	$244	(360)	$(116)
TDOA’s & IRA’s	$3	(18)	$(15)	$2	(81)	$(79)
Certificates of Deposit < $100,000	$(60)	(87)	$(147)	$(141)	(220)	$(361)
Certificates of Deposit > $100,000	$(143)	(119)	$(262)	$(131)	(177)	$(308)

Total Interest Bearing Deposits	$(58)	$(454)	$(512)	$(4)	$(838)	$(842)

Borrowed Funds:
Federal Funds Purchased	$—	25	$25	$(58)	19	$(39)
Repurchase Agreements	$(55)	(26)	$(81)	$(86)	(44)	$(130)
Other Borrowings	$105	(143)	$(38)	$82	(150)	$(68)

Total Borrowed Funds	$50	$(144)	$(94)	$(62)	$(175)	$(237)

Total Interest Bearing Liabilities	$(8)	$(598)	$(606)	$(66)	$(1,013)	$(1,079)

Net Interest Margin/Income	$518	$(118)	$400	$852	$(227)	$627

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

Rate changes are shown to have caused a drop of $134,000 in net interest income for the second quarter of 2003 relative to the second quarter of 2002, which may be counter-intuitive given the increase in the Company’s net interest margin. However, the net interest margin is also impacted by changes in the mix of interest-earning assets and interest-bearing liabilities, as well as by changes in the relative level of non-earning assets (including cash and due from banks) and non-interest liabilities (including demand deposits). On the asset side of the average balance sheet, a shift out of fed funds sold, which had a .99% yield for the quarter, and other investments yielding around 4%, into real estate loans having an average yield of 7.36%, had a positive impact on the weighted average yield on earning assets.

On the other hand, the Company experienced a $21 million increase in average non-earning assets, which grew from 9% to 12 % of average assets. This was primarily due to a $13 million increase in BOLI and an increase in low-

income housing tax credit funds, both of which have a positive impact on Company profitability albeit not through interest income. The remainder of the increase is split between an increase in the average balance of cash and due from banks, and the average balance of fixed assets which increased pursuant to the conversion to in-house item processing and other technology investments undertaken in 2002. This increase in non-earning assets would have had a negative impact on the Company’s net interest margin had it not been offset by a $25 million increase in the average balance of non-interest demand deposits on the liability side. Also having a positive effect on interest expense, and by extension the Company’s net interest margin, was a $32 million reduction in the average balance of Certificates of Deposit, which had a weighted average cost of 2.07% for the quarter, and a $41 million increase in other core deposits having a weighted average cost of .84%.

The $134,000 negative rate variance was offset by a favorable variance of $534,000 due to a higher volume of earning assets. While average earning assets for the second quarter of 2003 were $10 million higher than in the second quarter of 2002, the average balance of interest-bearing liabilities was actually $1 million lower. This growth imbalance in and of itself had a positive effect on net interest income, and indicates that increases in average non-interest bearing liabilities and equity funded all of the growth in both interest-earning and other assets.

The discussion relating to quarterly variances also bears applicability to year-to-date results, which are next reviewed. The Average Balances and Rates table which immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first six months of 2003 and 2002.

Average Balances and Rates (dollars in thousands, except per share data)	Six Months Ended June 30, 2003 (a) (b) (f)			Six Months Ended June 30, 2002 (a) (b) (f)
Assets	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield

Investments:
Federal Funds Sold	$6,001	$35	1.18%	$12,935	$113	1.76%
Taxable	$43,642	$850	3.93%	$45,539	$1,265	5.60%
Non-taxable	$40,603	$826	6.22%	$45,418	$970	6.53%
Equity	$1,851	$79	8.61%	$2,393	$82	6.91%

Total Investments	$92,097	$1,790	4.85%	$106,285	$2,430	5.56%

		$—
Loans:(c)
Agricultural	$8,273	$280	6.83%	$9,099	$303	6.72%
Commercial	$100,624	$3,258	6.53%	$97,476	$3,219	6.66%
Real Estate	$354,234	$12,989	7.39%	$328,034	$12,623	7.76%
Consumer	$38,656	$1,497	7.81%	$40,148	$1,612	8.10%
Credit Cards	$10,887	$648	12.00%	$10,919	$727	13.43%
Other	$5,862	$—	0.00%	$8,539	$—	0.00%

Total Loans	$518,536	$18,672	7.26%	$494,215	$18,484	7.54%

Other Earning Assets	$1,000	$—	0.00%	$1,020	$—	0.00%
Total Earning Assets (e)	$611,633	$20,462	6.89%	$601,520	$20,914	7.18%

Non-Earning Assets	$83,059			$61,619

Total Assets	$694,692			$663,139

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$53,252	$26	0.10%	$51,360	$25	0.10%
Savings Accounts	$41,450	$105	0.51%	$33,171	$84	0.51%
Money Market	$130,608	$809	1.25%	$103,321	$925	1.81%
TDOA’s, IRA & KEOGH’s	$19,512	$172	1.78%	$19,332	$251	2.62%
Certificates of Deposit < $100,000	$88,930	$873	1.98%	$100,404	$1,234	2.48%
Certificates of Deposit > $100,000	$102,880	$1,193	2.34%	$112,702	$1,501	2.69%

Total Interest Bearing Deposits	$436,632	$3,178	1.47%	$420,290	$4,020	1.93%
Borrowed Funds:
Federal Funds Purchased	$745	$27	7.31%	$6,245	$66	2.13%
Repurchase Agreements	$15,919	$58	0.73%	$29,300	$188	1.29%
Other Borrowings	$18,507	$394	4.29%	$15,716	$462	5.93%

Total Borrowed Funds	$35,171	$479	2.75%	$51,261	$716	2.82%

Total Interest Bearing Liabilities	$471,803	$3,657	1.56%	$471,551	$4,736	2.03%

Demand Deposits	$159,745			$136,178

Other Liabilities	$8,183			$7,280

Shareholders’ Equity	$54,961			$48,130
Total Liabilities and Shareholders’ Equity	$694,692			$663,139

Interest Income/Earning Assets			6.89%			7.18%
Interest Expense/Earning Assets			1.21%			1.59%

Net Interest Income and Margin(d)		$16,805	5.68%		$16,178	5.59%

(a)	Average balances are obtained from the best available daily or monthly data
(b)	Yields are computed on a tax equivalent basis
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $655 thousand and $259 thousand for the six months ended June 30, 2003 and 2002. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Volume and rate variances for the six months ended June 30, 2003 and June 30, 2002 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously. Net interest income for the first half of 2003 was $16.8 million compared to $16.2 million for the first half of 2002, which constitutes an increase of $627,000, or about 4%. Volume changes added about $850,000 to net interest income, while rate changes had a negative impact of $223,000. Earning asset balances were $10 million higher in the first half of 2003 than in the first half of 2002. The same shift from lower to higher-earning assets can be seen for the first half as for the second quarter, with average loans increasing by $24 million, or 8%, and average investments and fed funds sold declining by $14 million, or 13%. Movement in average deposit balances from the first half of 2002 to the first half of 2003 also had a favorable impact on the Company’s net interest margin. Aggregate average time deposits fell by $21 million, while lower-cost money market demand, savings, and NOW accounts increased by $38 million and interest-free demand deposits increased by $24 million. The average balance of Repo’s declined by $13 million in the first half of 2003 relative to the first half of 2002, as some large customers transferred their invested cash from Repo’s into money market accounts.

PROVISION FOR LOAN LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for potential loan losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses. Specifically, the provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management’s judgement is adequate to absorb losses inherent in the Bank’s loan portfolio.

For the quarter ended June 30, 2003 the Company’s provision for loan losses was $725,000, which is $225,000 lower than the $950,000 loan loss provision recognized in the second quarter of 2002. On a year-to-date basis through June 30th, the loan loss provision for 2003 was $1.1 million, which was $425,000 lower that the $1.6 million provided in 2002. The loan loss provision was lower in 2003 despite the large increase in outstanding loan balances toward the end of the second quarter of 2003, mainly because most of the loan increase was in real estate loans whose loss history does not justify a large allocation of the allowance for losses. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan Losses”.

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflected an increase in non-interest income, which was $325,000 higher in the quarter ended June 30, 2003 than for the quarter ended June 30, 2002, and $420,000 higher in the first half of 2003 than the first half of 2002. Total non-interest income increased from 1.44% to 1.63% of average earning assets for the quarter, and from 1.44% to 1.56% of average earning assets for the half.

Total non-interest expenses increased from $6.2 million in the second quarter of 2002 to $7.0 million in the second quarter of 2003, an increase of $828,000, or 13%. For the first half the increase was nearly $1.5 million, with total non-interest expenses growing to $13.8 million in the first half of 2003 from $12.3 million in the first half of 2002. As a percentage of average earning assets, total overhead expenses were 4.52% and 4.05% for the second quarters of 2003 and 2002, respectively, and 4.54% and 4.05% for the first six months of 2003 and 2002, respectively.

Because the increase in expenses was disproportionately greater than the increase in net interest plus other income, the Company’s overhead efficiency ratio also rose for the quarter. The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income. Neither the provision for loan losses nor securities gains or losses are factored into the equation. Calculated on a tax-equivalent basis, the Company’s overhead efficiency ratio was 61.2% in the second quarter of 2003 versus 57.3% in the second quarter of 2002, and 62.1% for the first half of 2003 as compared to 58.5% for the first half of 2002. The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the second quarter and first six months of both 2003 and 2002.

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,

OTHER OPERATING INCOME:	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total

Service charges on deposit accounts	$1,527	60.74%	$1,360	62.13%	$2,868	60.80%	$2,555	59.46%
Other service charges, commissions & fees	$751	29.87%	$424	19.37%	$1,476	31.29%	$877	20.41%
Gains on sales of loans	$51	2.03%	$97	4.43%	$112	2.37%	$520	12.10%
Loan servicing income	$23	0.91%	$30	1.37%	$82	1.74%	$110	2.56%
Other	$162	6.44%	$278	12.70%	$179	3.79%	$235	5.47%

Total non-interest income	$2,514	100.00%	$2,189	100.00%	$4,717	100.00%	$4,297	100.00%
As a percentage of average earning assets		1.63%		1.44%		1.56%		1.44%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,286	47.00%	$2,702	43.84%	$6,847	49.72%	$5,420	44.09%
Occupancy costs
Furniture & equipment	$661	9.45%	$501	8.13%	$1,281	9.30%	$1,013	8.24%
Premises	$578	8.27%	$513	8.32%	$1,140	8.28%	$999	8.13%
Advertising and marketing costs	$349	4.99%	$308	5.00%	$591	4.29%	$529	4.30%
Data processing costs
Item processing costs	$—	0.00%	$360	5.84%	$—	0.00%	$704	5.73%
Other data processing	$276	3.95%	$168	2.73%	$504	3.66%	$374	3.04%
Deposit services costs	$277	3.96%	$295	4.79%	$528	3.83%	$548	4.46%
Loan services costs
Loan processing	$59	0.84%	$108	1.75%	$158	1.15%	$320	2.60%
ORE owned	$47	0.67%	$17	0.28%	$62	0.45%	$22	0.18%
Credit card	$145	2.07%	$145	2.35%	$249	1.81%	$273	2.22%
Other loan services	$1	0.01%	$3	0.05%	$2	0.01%	$14	0.11%
Other operating costs
Telephone & data communications	$205	2.93%	$187	3.03%	$386	2.80%	$390	3.17%
Postage & mail	$129	1.84%	$115	1.87%	$204	1.48%	$241	1.96%
Other	$262	3.75%	$143	2.32%	$448	3.25%	$225	1.83%
Professional services costs
Legal & accounting	$211	3.02%	$248	4.02%	$450	3.27%	$550	4.47%
Other professional service	$318	4.55%	$163	2.64%	$555	4.03%	$368	2.99%
Stationery & supply costs	$180	2.57%	$136	2.21%	$323	2.35%	$238	1.94%
Sundry & tellers	$8	0.11%	$52	0.84%	$44	0.32%	$64	0.52%

Total non-interest Expense	$6,992	100.00%	$6,164	100.00%	$13,772	100.00%	$12,292	100.00%

As a % of average earning assets		4.52%		4.05%		4.54%		4.12%
Efficiency Ratio	61.23%		57.29%		62.14%		58.49%

Included in the increase in non-interest income are increases in service charges on deposit accounts both for the second quarter and year-to-date. The second quarter increase was $167,000, while the increase for the first half was $313,000, which both represent a 12% rise and are largely attributable to the approximate 14% growth in average transaction account balances. Other service charges and fees increased by $327,000, or 77%, in the second quarter of 2003 relative to the second quarter of 2002, and by $599,000, or 68%, for the first half of 2003 compared to the first half of the prior year. This increase is primarily due to earnings on $13 million of BOLI, which was purchased in the third and fourth quarters of 2002 and increased income by $103,000 for the quarter and $331,000 for the half. However, it is also reflective of additional credit and check card fees, which were higher as the result of strategic pricing modifications and elevated activity levels. Those increases boosted income by $61,000 for the quarter, and by $115,000 for the first half.

Loan sales income declined by $46,000 and $408,000, respectively, for the quarter and six months ended June 30, 2003. The first half decline is a 79% drop relative to the volume of loan sales income for the first six months of the prior year. Since the Company entered into a strategic alliance with MoneyLine Lending Services in March of 2002 and no longer directly originates residential real estate mortgages, the decline in loan sales income was expected. Mortgage loan costs declined as well, however, and contributed to a drop of $162,000, or 51%, in loan processing costs for the first half of 2003. The Company still receives fee income for successful mortgage applications it refers to MoneyLine, which is included in “other service charges, commissions, and fees”. Those fees were approximately $33,000 higher for the second quarter of 2003 than for the second quarter of 2002, and increased by $63,000 to a total of $77,000 for the first half.

Loan servicing income fell by $7,000 and $28,000, respectively, for the second quarter and first six months of 2003 in comparison to the second quarter and first six months of 2002. This was due to the continued decline in the volume of loan servicing. The number of loans serviced for others fell from 151 at June 30, 2002 to 112 at June 30, 2003, with the dollar volume dropping from $54 million to $36 million as of the same dates, respectively. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Other non-interest income, which includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America, declined by $116,000 for the second quarter of 2003 relative to the second quarter of 2002, and fell by $56,000 for the first half. If not for the decline in investment gains, however, other non-interest income would have increased by $120,000 for the quarter and by $124,000 for the half. Income received from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, contributed about half of that with increases of $60,000 for the quarter and $65,000 for the half.

Investment gains/losses are shown as a separate line item on the consolidated statements of income in Part 1 of this section. They were primarily impacted by a non-recurring event in June of 2002, when the Company received $240,000 in the form of a liquidating cash dividend from its investment in Sphinx, International, Inc. (“Sphinx”). The Company also wrote-off the approximate $90,000 remaining book value of its investment in Sphinx in the first quarter of 2002. Sphinx was formerly known as Phoenix International Ltd., Inc., a computer software company which specialized in the production and marketing of client user software for financial institutions. In 2001, Sphinx sold substantially all of its assets (including all of its operating business) and certain of its liabilities to London Bridge Phoenix Software, Inc., and a partial distribution of the sale proceeds has been remitted to Sphinx shareholders. The write-off was made pursuant to the receipt of correspondence from Sphinx International, Inc., which was in the process of dissolution, outlining potential liabilities that exceeded its remaining assets. The liquidating cash dividend was paid subsequent to the successful resolution of some of those liabilities. In the first quarter of 2003 the Company also wrote off its $40,000 investment in California Bankers Insurance Agency, subsequent to the receipt from them of correspondence alerting the Company to their dissolution.

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $584,000, or 22%, higher in the second quarter of 2003 than in the second quarter of 2002. The increase for the first six months of 2003 relative to the first six months of 2002 was $1.4 million, or 26%. A significant amount of the increase in salaries and benefits was due to a drop in the average volume of loans originated during 2003. FAS 91 requires that costs directly associated with the origination of a loan be deferred from current period expenses and amortized over the life of the loan as an adjustment to yield. These costs consist primarily of salaries, and the FAS 91 credit against current period salaries fell by $130,000 in the second quarter of 2003 relative to the second quarter of 2002, and by $352,000 for the first six months of 2003 in comparison to 2002. Other significant changes in the salaries and benefits area include the following: salary continuation plan accruals for certain senior officers added approximately $110,000 to quarterly and $218,000 to year-to-date salaries expense; additional salaries and benefits associated with in-house item processing added approximately $70,000 for the quarter and $140,000 for the first six months; and increases in combined workers compensation and group health insurance costs added $145,000 to first half expenses for 2003 relative to 2002. Additionally, employees were added to staff the new branch and accommodate increased volume in other branches, to enhance the credit function, and to centralize loan documentation, among other things. Regular annual increases for existing staff also added approximately 4% to 5% to base salaries. The Company had 333 full-time equivalent employees at June 30, 2003, and 297 full-time equivalents at June 30, 2002.

Occupancy expenses increased by $225,000, or 22% for the second quarter, and by $410,000, or 20%, for the first six months of 2003 relative to 2002. Some of the increase is attributable to the item processing conversion. The remainder is spread among various items, including the following: depreciation for equipment and tenant improvements at new facilities, the cost of maintenance and repairs, additional rent for new facilities and rental increases at other branch locations, property tax increases, and higher utilities costs.

The cost of outsourcing item processing, which was included as a data processing expense and totaled $360,000 and $704,000, respectively, for the second quarter and first six months of 2002, was reduced to zero during the first six months of 2003. Other data processing costs increased by $108,000 for the quarter and $130,000 for the first six months, primarily due to increased charges for the Company’s account activity at the Federal Reserve Bank and increased internet and online banking charges. The Company is poised to make an additional investment in the core processing area, in order to improve processing efficiency and position us for future growth. This will likely increase period expenses in 2004 as well as ongoing data processing costs, although the amounts cannot yet be determined with reasonable accuracy.

Loan processing costs declined by $49,000 in the second quarter of 2003 compared to the second quarter of 2002, and by $162,000 in the first half of 2003 compared to the first half of 2002. The main reason for the drop was a change in the tracking and collection process for these fees that are typically passed on to loan customers.

The “other” category under other operating costs increased by $119,000 and $223,000, respectively, for the quarter and six months ended June 30, 2003 relative to the same periods in the prior year. This increase is mostly the result of accounting for the Company’s investments in low-income housing tax credit funds, which are written down by the amount of partnership losses when such are reasonably determined. The offsets for the write-downs are charges to other operating expenses.

Accounting and internal review fees were about the same for the quarter, but increased by $102,000 year-to-date due primarily to accrual adjustments in the first quarter of 2002. Legal costs, on the other hand, fell by $35,000 and $202,000, respectively, for the quarter and six months ended June 30, 2003. The large decrease for the first half is mainly the result of lower legal costs for loan collection efforts. The cost of other professional services was $155,000 higher for the quarter and $187,000 higher on a year-to-date basis, mainly due to accruals for a directors’ retirement plan that was formalized in the last quarter of 2002 but also as the result of rising costs for insurance coverage and consultants. Also of note is the fact that sundry and teller losses declined by $44,000 for the second quarter and $20,000 for the first half of 2003. Lastly, stationery and supply costs were $44,000 higher for the second quarter of 2003 versus the same quarter in the previous year, and $85,000 higher on a year-to-date basis, due in part to printing costs for the Company’s 25th anniversary letterhead and updated marketing brochures.

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

Largely because of the impact of the REIT, the Company’s second quarter tax accrual fell by $83,000, or 8%, to $932,000 in 2003 from over $1.0 million in 2002, despite an increase of 4% in pre-tax income for those same time periods. The year-to-date tax accrual as of the end of June was 25.5% of pre-tax income for 2003 and 33.0% of pre-tax income for 2002.

BALANCE SHEET ANALYSIS

EARNING ASSETS

INVESTMENT PORTFOLIO

The major components of the Company’s earning asset base are its investment securities portfolio and loan portfolio. The detailed composition and growth characteristics of both of these portfolios are significant to any analysis of the financial condition of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Form 10-Q.

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

Investment Portfolio
(dollars in thousands, unaudited)		June 30, 2003	December 31, 2002
Amortized Cost		Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$206	$218	$207	$212
US Gov’t agencies	7,825	8,108	12,876	13,357
Mortgage-backed securities	31,407	31,707	23,341	24,000
Corporate bonds	2,503	2,535	4,503	4,597
State & political subdivisions	38,205	40,539	39,787	41,735
Other equity securities	6	8	6	10

Total Investment Securities	$80,152	$83,115	$80,720	$83,911

Inclusive of fed funds sold, total investments were $86 million at June 30, 2003, an increase of $1.7 million, or 2%, from the $84 million reported at December 31, 2002. Since there was $2.5 million in fed funds sold on June 30, 2003 and none on December 31, 2002, all of the increase can be attributed to fed funds sold. Securities that were pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $66 million at June 30, 2003, and $57 million at December 31, 2002.

There is a noticeable shift out of U.S. government agency securities and into mortgage-backed securities from the end of 2002 to the end of the first half of 2003. Agency bonds that matured or were called were generally replaced with mortgage-backed securities rather than additional agency bonds, due to the relatively favorable yields available on similar-duration mortgage-backed securities. Additionally, corporate bonds were not replaced as they matured or were called and thus also experienced an overall decline of $2 million in balances.

LOAN PORTFOLIO

The Company’s total gross loans grew by nearly $45 million, or 9%, from December 31, 2002 to June 30, 2003. Although loan demand was relatively weak earlier in the year, a large number of construction loans that were booked toward the end of the first quarter were more fully disbursed and thus had a greater impact on outstanding balances by the end of the second quarter. Additionally, the Company approved and funded a fairly significant volume of commercial real estate loans in the second quarter, mostly in the month of June, including $18 million in participations purchased. With the exception of the participations, the loan growth was generated by the Company’s lending staff within our current service area through increased calling efforts, creative structuring, and focused marketing efforts. The Company expects to present limited leasing options to its customers early in the third quarter of 2003 in an effort to further stimulate demand, although no assurance can be given that additional significant growth in loan and lease balances will materialize. The Company is also investigating the selective addition of branches in growth markets where it already has a presence but has relatively low penetration. We opened a second Fresno branch in June, and have received regulatory approval for a branch in the City of Clovis, which is adjacent to Fresno. At the south end of our footprint, Bakersfield represents an expanding market that appears to have high growth potential. Other locales that have experienced consistent retail and commercial growth, yet which appear to be under-banked, are also being examined as possibilities for future branch sites.

A comparative schedule of the distribution of the Company’s loans at June 30, 2003 and December 31, 2002 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. The figures noted for each category are also presented as percentages of total loans, for ease of reviewer analysis.

Loan Distribution
(dollars in thousands, unaudited)	June 30 2003	December 31 2002
Agricultural	$12,087	$11,030
Commercial and industrial	$84,558	$81,242
Real Estate:
Secured by commercial/professional office Properties including construction and development	$279,379	$238,709
Secured by residential properties	$88,757	$91,084
Secured by farmland	$21,675	$16,931
Held for sale	$741	$653

Total Real Estate	$390,552	$347,377
Small Business Administration loans	$20,715	$21,918
Consumer loans	$39,232	$39,826
Credit cards	$10,384	$11,225

Total Loans	$557,528	$512,618

Percentage of Total Loans
Agricultural	2.17%	2.15%
Commercial and industrial	15.17%	15.85%
Real Estate:
Secured by commercial/professional office Properties including construction and development	50.11%	46.57%
Secured by residential properties	15.92%	17.77%
Secured by farmland	3.89%	3.30%
Held for sale	0.13%	0.13%

Total Real Estate	70.05%	67.77%
Small Business Administration loans	3.72%	4.28%
Consumer loans	7.04%	7.77%
Credit cards	1.85%	2.18%

Total	100.00%	100.00%

As explained previously, real estate loans secured by commercial/professional office properties experienced the strongest growth. That segment of the Company’s loan portfolio grew by $41 million, or 17%, from December 31, 2002 to the end of the second quarter of 2003, and increased from 47% to 50% of the total portfolio. Despite the appearance of a heavy real estate concentration, many of these loans are commercial loans where real estate collateral has been taken as an abundance of caution. Management expects to see continued growth in this category, particularly in the Fresno and Bakersfield markets where the Company currently has a relatively small share of an expanding market, although no assurance can be given that this will indeed occur. The largest decrease for any single category of loans was the $2.3 million drop in real estate loans secured by residential properties. That category continues to decline due to the Company’s referral of the majority of its potential mortgage loans to MoneyLine, and fell from 17.8% to 15.9% of total loans. SBA loan balances fell by $1.2 million, or 5%, as this market segment has become increasingly competitive. Agricultural loan balances, while increasing by $1 million, or 10%, remain a relatively small portion of the Company’s loan portfolio at slightly over 2%. Due to lingering problems in the agricultural industry, the Company continues to be highly selective in its agricultural lending activities. Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $36 million as of June 30, 2003, compared to $43 million at December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Bank makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $196 million at June 30, 2003 as compared to $176 million at December 31, 2002, although it is expected that not all of these commitments will ultimately be drawn upon. These commitments represented approximately 35.1% and 34.4% of outstanding gross loans at each of the periods noted, respectively. The Bank’s stand-by letters of credit at June 30, 2003 and December 31, 2002 were $11.8 million and $6.5 million, respectively. This represented 5.7% of total commitments at June 30, 2003 and 3.6% of total commitments at December 31, 2002.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NON-PERFORMING ASSETS

Non-performing assets are comprised of the following: Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s non-performing assets:

Non-performing Assets
(dollars in thousands, unaudited)	June 30 2003	December 31 2002	June 30 2002
NON-ACCRUAL LOANS:
Agricultural	$617	$15	$126
Commercial and industrial	$4,058	$1,070	$1,049
Real Estate
Secured by commercial/professional office properties including construction and development	$468	$350	$544
Secured by residential properties	$255	$31	$571
Secured by farmland	$1,721	$2,343	$4,342
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$2,444	$2,724	$5,457
Small Business Administration loans	$1,394	$323	$—
Consumer loans	$137	$141	$157
Credit cards	$51	$56	$72

SUBTOTAL	$8,701	$4,329	$6,861

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$2,126	$1,940
Consumer loans	$—	$—	$—
Credit cards	$—	$12	$26

SUBTOTAL	$—	$2,138	$1,966

TOTAL NONPERFORMING LOANS	$8,701	$6,467	$8,827
Other real estate	$1,485	$1,421	$1,388

Total nonperforming assets	$10,186	$7,888	$10,215

Restructured loans	N/A	N/A	N/A
Nonperforming loans as percentage of total gross loans	1.56%	1.26%	1.75%
Nonperforming assets as a percentage of total gross loans and other real estate	1.82%	1.53%	2.02%

As can be seen from the schedule, all loans past due more than 90 days have been placed on non-accrual status, whether or not interest is still being collected. Total non-performing assets rose to $10.2 million at June 30, 2003 from $7.9 million at December 31, 2002, an increase of about $2.3 million or 29%. Non-performing balances would have declined had it not been for the addition of a total of $3.1 million in commercial loans to a single borrower. The loans are secured by equipment, certain commercial buildings, and other real estate, and the Company is meeting on a regular basis with the borrower who is in negotiations with other parties to sell a portion of the collateral. We are optimistic that the total fair market value of the collateral exceeds the current unpaid loan balances. Total non-performing assets increased to 1.82% of total gross loans and other real estate (“ORE”) at June 30, 2003 from 1.53% at December 31, 2002, but decreased from 2.02% at June 30, 2002. Approximately $1.7 million of the total non-performing balance is guaranteed by the U.S. Government, and a large amount is also secured by real estate.

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

The table that follows summarizes the activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
(dollars in thousands, unaudited)

Balances:	For the Quarter Ended June 30,		For the Six-Month Period Ended June 30,		For the Year Ended December 31,
	2003	2002	2003	2002	2002
Average gross loans outstanding during period	$529,067	$496,798	$518,536	$494,215	$500,461

Gross loans outstanding at end of period	$557,528	$504,143	$557,528	$504,143	$512,618

Allowance for Loan Losses:
Balance at beginning of period	$5,931	$5,380	$5,939	$5,675	$5,675
Provision charged to expense	$725	$950	$1,125	$1,550	$3,350
Loan charge-offs
Agricultural	$—	$—	$—	$76	$602
Commercial & industrial loans(1)	$300	$48	$556	$445	$1,161
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$267	$369	$338	$657	$1,031
Credit card loans	$141	$178	$267	$341	$580

Total	$708	$595	$1,161	$1,519	$3,374

Recoveries
Agricultural	$1	$12	$6	$14	$34
Commercial & industrial loans(1)	$6	$22	$18	$29	$156
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$11	$11	$21	$18	$37
Credit card loans	$10	$20	$28	$33	$61

Total	$28	$65	$73	$94	$288

Net loan charge offs	$(680)	$(530)	$(1,088)	$(1,425)	$(3,086)

Balance	$5,976	$5,800	$5,976	$5,800	$5,939

RATIOS
Net Charge-offs to Average Loans (annualized)	0.52%	0.43%	0.42%	0.58%	0.62%
Allowance for Loan Losses to Gross Loans at End of Period	1.07%	1.15%	1.07%	1.15%	1.16%
Allowance for Loan Losses to Non-Performing Loans	68.68%	65.71%	68.68%	65.71%	91.84%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	11.38%	9.14%	18.21%	24.57%	51.96%
Net Loan Charge-offs to Provision for Loan Losses	93.79%	55.79%	96.71%	91.94%	92.12%

(1) Includes Small Business Administration Loans

At June 30, 2003, the allowance for loan losses was nearly $6.0 million, or 1.07% of gross loans, a slight dollar increase but slight percentage decrease relative to the $5.9 million allowance at December 31, 2002 that was 1.16% of gross loans. Despite the dollar increase in the allowance, it fell to 68.68% of non-performing loans at June 30, 2003 from 91.84% at December 31, 2002, due to the aforementioned increase in non-performing balances. The Company’s provision for loan losses, which increases the allowance, was $725,000 in the second quarter of 2003, a $225,000 reduction relative to the $950,000 provision in the second quarter of 2002. The Company had net charge-offs of approximately $680,000 against the allowance in the second quarter of 2003 versus $530,000 in the second quarter of 2002. On a year-to-date basis through the end of June, the Company’s provision for loan losses was $1.1 million in 2003 and $1.6 million in 2002, a reduction of $425,000, while year-to-date net loan charge-offs were $1.1 million in 2003 versus $1.4 million in 2002.

The Company considers its allowance for loan losses of $6.0 million at June 30, 2003 to be adequate to cover losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The other assets category includes a $5.3 million investment in CRA-qualified low-income housing tax credit funds at June 30, 2003, a slight decline from the $5.5 balance on the Company’s books at December 31, 2002. The decrease is the result of the particular accounting methodology used for this investment, whereby the committed cost of the investment is initially capitalized and subsequently adjusted for the allocable share of losses or income from the limited partnership. As of June 30, 2003, the Company also shows a $1.1 million liability for funds committed but not yet disbursed for these investments. On July 14, 2003 the Company committed to an additional $3 million investment in the same type of low-income housing tax credit funds. This new commitment required an initial capital investment of $1.1 million and has an estimated internal rate of return in excess of 11%, assuming no gain on the sale of any of the properties subsequent to a 15-year holding period.

Also included in other assets is an investment in bank-owned life insurance (BOLI). In the third and fourth quarters of 2002, the Company purchased $13 million of BOLI. Combined with the BOLI it obtained in connection with the acquisition of Sierra National Bank in 2000 and including increases in the net cash surrender values of all policies, the Company’s total investment in BOLI at June 30, 2003 is approximately $15 million. BOLI is a single premium life insurance product that has characteristics similar to an investment security, except that income is in the form of increases in net cash surrender value combined with death benefits rather than interest payments. Annual increases in the cash surrender value are currently close to 6% and have a guaranteed floor of between 4% and 5%. Increases in the net cash surrender value and death benefits are non-taxable, and the current tax-equivalent “yield” of the Bank’s BOLI investments based on increases in the net cash surrender value alone is between 8% and 9%. A portion of the death benefits has been allocated to employees whose lives are insured by the Company’s BOLI, and the income from net cash surrender value increases is being used to offset the cost of certain employee benefit plans.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another important balance sheet component impacting the Company’s net interest margin is its deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and somewhat more traditional core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000.

Overall, deposits increased to $610 million at June 30, 2003 from $606 million at December 31, 2002. This represents an increase of $4 million, or less than 1%. Despite the relatively small increase in deposit balances, core deposits actually increased by a combined $29 million, or 6%. From the end of 2002 to June 30, 2003, non-interest bearing demand deposits increased by $9 million and rose slightly from 28% to 29% of total deposits. During the same time frame interest-bearing demand accounts increased by nearly $4 million, or 7%, savings balances increased by $9 million, or 24%, and money market demand balances increased by almost $13 million, or 10%. Combined, these categories increased from 35% to 38% of total deposits. Since the Company’s only new branch for the first half of the year did not commence operations until June, the increase in core deposits was achieved through growth in the other branch offices. To assist the branches in their efforts, a marketing campaign promoting transaction accounts has been running continuously during the first half of 2003 and a formal program aimed at improving cross-selling efforts has also been implemented. It is management’s opinion that the net increase in core deposits has at least in part been the result of a “flight to quality”, as the economy in general and equity markets in particular have engendered uncertainty. More aggressive deposit retention efforts may be needed as alternative investment products regain popularity.

The only core deposit category experiencing a drop was time deposits under $100,000. Those balances declined by $6 million, or about 7%, although this could be a case of customers valuing liquidity over yield as non-maturity core deposit categories more than made up for this loss. Non-core deposit balances, specifically time deposits in denominations of $100,000 or greater, fell by nearly $25 million as maturing brokered deposits were allowed to roll off.

Information concerning average balances and rates paid on deposits by deposit type for the three months and six months ended June 30, 2003 and 2002 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank (“FHLB”), securities sold under agreement to repurchase, and trust-preferred securities (see Capital Resources section for more detailed explanation of trust-preferred securities). There has been no change in the Company’s $15 million balance of trust-preferred securities over the past year. Changes in other borrowings are explained in further detail below.

The Company occasionally uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There was a total of $34 million in overnight Federal Home Loan Bank borrowings at June 30, 2003, which was being used to fund the substantial growth in the Company’s loan portfolio that occurred in the month of June. This represents an increase of over $29 million relative to the $5 million balance of overnight borrowings at the end of 2002. Since growth in core deposits is typically slower and doesn’t always coincide with loan demand, the Company has in the past successfully followed the pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with brokered time deposits having original maturities in the 3-month to 1-year time frame. The brokered deposits are allowed to roll off as growth in core deposits occurs. It is expected that this formula will again be applied, although no assurance can be given that the anticipated growth in core deposits will occur.

In addition, repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $14 million at June 30, 2003. While this was $400,000 lower than at the end of December, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Accrued interest payable decreased from the end of 2002 to June 30, 2003 because of lower interest rates. During the same period, all other non-interest bearing liabilities fell by $2.5 million due mainly to accruals for 2002 expenses, including income taxes, that were on the Company’s books at the end of 2002 but were subsequently paid in 2003. Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. To identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis. This identifies more dynamic interest rate risk exposures than those apparent in standard re-pricing gap analyses.

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

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of June 30, 2003, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc.	-$	9,028,000	-$	4,631,000	-$	1,656,000	+$	341,000	+$	19,000	+$	1,151,000
% Change		-24.13%		-12.38%		-4.43%		0.91%		0.05%		3.08%

The above profile illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decrease by around $4.6 million, or approximately 12.38%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely gain approximately $19,000, or 0.05%, over the next year. According to the net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The changes in net interest income under rising and declining rate scenarios are typically expected to be more symmetrical. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. In rising rate scenarios the gain in net interest income is uneven because the Company’s prime rate is currently 75 basis points higher that the Wall Street Journal prime rate. We have assumed that as rates rise we will gradually allow the Company’s prime rate to return to its normal parity with the Wall Street Journal prime, thus creating a slight dip in net interest income between the 100 and 300 basis point rising rate scenarios.

In reality, management does not expect current historically low rates to fall significantly. If they do the Company would likely continue to limit movement in the Bank of the Sierra Prime Rate, although no assurance can be given that this would, indeed occur. Approximately $235 million in variable-rate loan balances are tied to that rate. If the Bank of the Sierra Prime Rate is not lowered further from its current level, the Company’s interest rate risk profile changes dramatically:

Immediate Change in Rate
		-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc.	-$	4,000	+$	1,529,000	+$	1,445,000	+$	341,000	+$	19,000	+$	1,151,000
% Change		-0.01%		4.09%		3.86%		0.91%		0.05%		3.08%

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

As of June 30, 2003, non-pledged securities comprised $18 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity on that date include vault cash and balances due from banks, overnight fed funds sold totaling $2.5 million, immediately marketable loan balances in the amount of approximately $23 million, and the net cash surrender value of BOLI. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks. Availability on these lines totaled approximately $29 million at June 30, 2003. An additional $138 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount. The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

CAPITAL RESOURCES

At June 30, 2003, the Company had total shareholders’ equity of $56.9 million, comprised of $3.5 million in common stock, $51.7 million in retained earnings, and $1.7 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2002 was $53.3 million. The increase in shareholders’ equity from December 31, 2002 to June 30, 2003 was due primarily to a $3 million increase in retained earnings, but also includes a $660,000 increase in common stock due to the issuance of shares from exercised stock options, net of the cost of shares repurchased.

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

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries (which, for the Company, means trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. Of the Company’s Tier 1 capital at June 30, 2003, $15 million, or approximately 23%, consisted of trust-preferred securities. Trust-preferred securities are considered to be Tier 1 capital for regulatory purposes, to the extent that they do not exceed 25% of total Tier 1 capital. They are, however, classified as long-term debt in accordance with generally accepted accounting principles. Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan losses, subject to certain limitations.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios (dollars in thousands, unaudited)
	June 30, 2003	December 31, 2002	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	11.65%	11.98%	N/A
Tier 1 Capital to Total Risk-weighted Assets	10.67%	10.91%	N/A
Tier 1 Leverage Ratio	9.26%	8.99%	N/A
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	10.75%	10.99%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	9.76%	9.92%	6.00%
Tier 1 Leverage Ratio	8.47%	8.17%	5.00%

At the current time, there are no commitments that would necessitate the use of material amounts of the Company’s capital.

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

PART I – FINANCIAL INFORMATION
Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)) as of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Not applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 28, 2003. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld

Albert L. Berra	7,612,299	4,655
Vincent L. Jurkovich	7,612,399	4,555
Robert H. Tienken	7,608,399	8,555
Gordon T. Woods	7,601,335	15,619

The number of broker non-votes received with respect to this item was 69,810.

The terms of the following directors continued after the shareholders’ meeting: Morris A. Tharp, Gregory A. Childress, Robert L. Fields, James C. Holly, and Howard H. Smith.

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)
3.1	Articles of Incorporation of Sierra Bancorp (1)
3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)
3.3	By-laws of Sierra Bancorp (1)
10.1	1998 Stock Option Plan (1)
10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)
10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)
10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)
10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)
10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)
10.7	Salary Continuation Agreement for James C. Holly (3)
10.8	Salary Continuation Agreement for Charlie C. Glenn (3)
11	Statement of Computation of Per Share Earnings (4)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003 and incorporate herein by reference.

(4)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(b)    Reports on Form 8-K

•	A filing was made on April 23, 2003 of a press release dated April 21, 2003, reporting the Company’s preliminary results of operations and financial condition as of and for the calendar quarter ended March 31, 2003.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 11, 2003	/s/ JAMES C. HOLLY
Date
SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

August 11, 2003	/s/ KENNETH R. TAYLOR
Date
SIERRA BANCORP
Kenneth R. Taylor
Senior Vice President & Chief Financial Officer