Form 10-Q
period 2003-09-30
SIERRA BANCORP
filed 2003-11-12
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

Common stock, no par value, 9,314,108 shares outstanding as of October 31, 2003

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$45,023	$55,819
Federal funds sold	—	—

Total Cash & Cash Equivalents	45,023	55,819
Securities available for sale	79,156	83,911
Loans and leases:
Gross loans and leases	586,144	512,618
Allowance for loan and lease losses	(6,176)	(5,939)
Deferred loan and lease fees, net	(1,999)	(1,024)

Net Loans and Leases	577,969	505,655
Other equity securities	2,099	1,847
Premises and equipment, net	17,847	17,578
Other real estate	1,319	1,421
Accrued interest receivable	3,479	3,259
Other assets	35,013	31,624

TOTAL ASSETS	$761,905	$701,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$185,204	$166,574
Interest bearing demand	54,546	49,455
Savings	48,026	36,890
MMDA’s	139,727	123,178
TDOA’s, IRA’s & KEOGH’S	20,190	18,894
Time deposits < $ 100,000	90,245	91,676
Time deposits > $ 100,000	122,470	119,038

Total Deposits	660,408	605,705
Federal funds purchased and repurchase agreements	14,745	19,291
Other borrowed funds	4,919	32
Accrued interest payable	572	791
Other liabilities	7,659	7,008
Company obligated manditorily redeemable cumulative trust preferred security of subsidiary trust holding solely junior subordinated debentures	15,000	15,000

TOTAL LIABILITIES	703,303	647,827

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,300,927 shares issued and outstanding	3,937	2,815
Retained earnings	53,344	48,594
Accumulated other comprehensive income	1,321	1,878

TOTAL SHAREHOLDERS’ EQUITY	58,602	53,287

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$761,905	$701,114

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2003	2002	2003	2002
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$1	$69	$40	$182
US treasury securities	2	6	6	34
US gov’t agencies	108	275	425	818
State and political subdivisions	375	457	1,201	1,427
Mortgage-backed securities	81	240	484	767
Corporate bonds	30	79	153	246
Equities	42	99	120	156
Loans and leases, including fee income	10,276	9,410	28,948	27,894

Total interest income	10,915	10,635	31,377	31,524

INTEREST EXPENSE:
Interest on deposits	1,366	1,914	4,544	5,933
Interest on borrowed funds	263	312	742	1,028

Total interest expense	1,629	2,226	5,286	6,961

Net Interest Income	9,286	8,409	26,091	24,563
Provision for loan losses	800	900	1,925	2,450

Net Interest Income after Provision for Loan Losses	8,486	7,509	24,166	22,113

NON-INTEREST INCOME:
Service charges on deposit accounts	1,537	1,366	4,405	3,921
Gain on sales of loans	96	78	208	598
Gain on sales of investments	150	1	115	146
Other	935	531	2,707	1,608

Total non-interest income	2,718	1,976	7,435	6,273

NON-INTEREST EXPENSE:
Salaries and employee benefits	3,407	3,062	10,254	8,482
Occupancy expense	1,375	1,124	3,796	3,135
Other	2,295	2,743	6,799	7,604

Total non-interest expense	7,077	6,929	20,849	19,221

INCOME BEFORE PROVISION FOR INCOME TAXES	4,127	2,556	10,752	9,165
Provision for income taxes	1,086	264	2,774	2,453

NET INCOME	$3,041	$2,292	$7,978	$6,712

Other comprehensive (loss)income, unrealized (loss)gain on securities available for sale, net of income taxes	(422)	630	(557)	1,040
COMPREHENSIVE INCOME	$2,619	$2,922	$7,421	$7,752

PER SHARE DATA
Book value	$6.28	$5.65	$6.28	$5.65
Cash dividends	$0.08	$0.07	$0.24	$0.21
Earnings per share basic	$0.33	$0.25	$0.86	$0.73
Earnings per share diluted	$0.30	$0.24	$0.80	$0.69
Average shares outstanding, basic	9,302,657	9,269,375	9,278,885	9,245,303
Average shares outstanding, diluted	10,043,714	9,714,622	10,001,101	9,671,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$7,978	$6,712
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(115)	(146)
Gain on sales of loans	(208)	(598)
(Gain)loss on sale of other real estate	(58)	18
Loss on sale of fixed assets	47	1
Provision for loan losses	1,925	2,450
Depreciation and amortization	1,725	1,445
Net (accretion) amortization on securities discounts and premiums	(743)	218
Increase in unearned net loan fees	849	402
Increase in cash surrender value of life insurance policies	(56)	—
Proceeds from sales of loans held for sale	10,246	40,312
Originations of loans held for sale	(10,056)	(39,041)
Increase in interest receivable and other assets	(3,609)	(11,588)
Increase in other liabilities	433	2,792

Net cash provided by operating activities	8,358	2,977

Cash Flows from Investing Activities
Maturities of securities available for sale	7,828	9,161
Proceeds from sales/calls of securities available for sale	6,368	4,298
Purchases of securities available for sale	(29,668)	(11,424)
Principal paydowns on securities available for sale	18,533	9,440
Increase in loans receivable, net	(73,777)	(19,874)
Purchases of premises and equipment	(1,475)	(4,197)
Proceeds from sales of other real estate	362	179
Other	—	269

Net cash used in investing activities	(71,829)	(12,148)

Cash Flows from Financing Activities
Increase in deposits	54,703	46,098
Decrease in federal funds purchased	(4,700)	—
Increase(decrease) in borrowed funds	4,887	(31,693)
Increase in repurchase agreements	154	8,503
Cash dividends paid	(2,232)	(1,940)
Stock repurchased	(1,024)	—
Stock options exercised	887	—

Net cash provided by financing activities	52,675	20,968

(Decrease)increase in cash and cash equivalents	(10,796)	11,797

Cash and Cash Equivalents
Beginning of period	55,819	40,025

End of period	$45,023	$51,822

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. FIN 46 originally applied immediately to variable interest entities in which an enterprise obtains an interest after that date. However, in October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies.

In its current form, FIN 46 may require the Company to de-consolidate its investment in Sierra Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities, like the Trust, appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the FASB will address this issue. In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier I capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. However, there can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2003 and 2002, cash paid for interest expense on interest bearing liabilities was $4.8 million and $6.6 million, respectively, while cash paid for income taxes during the nine months ended September 30, 2003 and 2002 was $2.8 million and $3.7 million, respectively. There was $183,000 of real estate acquired in the settlement of loans for the nine months ended September 30, 2003, and $888,000 acquired for the nine months ended September 30, 2002. There were loans totaling $150,000 made to finance the sale of other real estate during the nine months ended September 30, 2003, and no loans for the nine months ended September 30, 2002.

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

	For the 3-month period ended:		For the 9-month period ended:
	Sep. 30, 2003	Sep. 30, 2002	Sep. 30, 2003	Sep. 30, 2002
Net income, as reported (in $000’s)	$3,041	$2,292	$7,978	$6,712
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	53	48	155	136

Pro forma net income (in $000’s)	$2,988	$2,244	$7,823	$6,576

Basic earnings per share - as reported	$0.33	$0.25	$0.86	$0.73
Basic earnings per share - pro forma	$0.32	$0.24	$0.84	$0.71

Diluted earnings per share - as reported	$0.30	$0.24	$0.80	$0.69
Diluted earnings per share - pro forma	$0.30	$0.23	$0.78	$0.68

Weighted average fair value of options granted during period	$4.07	$2.35	$3.64	$2.38

Assumptions for determining fair values:
Dividend yield	2.3%	3.0%	2.3%	3.0%
Projected stock price volatility	29.5%	29.1%	29.6%	29.1%
Risk-free interest rate	3.13%	2.76%	3.00%	2.76%
Expected option term (from option date)	6.0 years	7.0 years	6.0 years	7.0 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. For the third quarter and first nine months of 2003, the dilutive effect of options outstanding calculated under the treasury stock method totaled 741,057 shares and 722,216 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2002, shares totaling 445,247 and 426,158, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the 3-month period ended:		For the 9-month period ended:
(in $000’s)	Sep. 30, 2003	Sep. 30, 2002	Sep. 30, 2003	Sep. 30, 2002
Net income	$3,041	$2,292	$7,978	$6,712
Other comprehensive income/(loss):
Unrealized holding gain/(loss), net of tax	(334)	631	(489)	1,145
Less: reclassification adjustment, net of tax	88	1	68	105

Total other comprehensive income/(loss)	(422)	630	(557)	1,040

Comprehensive income	$2,619	$2,922	$7,421	$7,752

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2003	December 31, 2002
Commitments to extend credit	$180,991	$135,997
Standby letters of credit	$18,059	$6,499
Credit card commitments	$39,185	$40,426

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: The establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the annual evaluation of goodwill for impairment; and the accrual of the Company’s tax liability, particularly as it relates to the inclusion of benefits from the REIT.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended September 30, 2003 was $3.0 million compared with $2.3 million for the quarter ended September 30, 2002. Basic and diluted earnings per share for the quarter were $.33 and $.30 compared to $.25 and $.24 for the third quarter of 2002. The Company’s earnings improved by 33% in the third quarter of 2003 relative to the same period in 2002. The Company’s annualized return on average equity was 20.92% and annualized return on average assets was 1.62% for the quarter ended September 30, 2003, compared to a 17.57% return on average equity and 1.35% return on average assets for the quarter ended September 30, 2002.

One of the primary contributors to the Company’s third quarter 2003 earnings improvement was an $877,000 increase in net interest income. The Company’s net interest margin increased by 6 basis points, from 5.66% to

5.72%, but $51 million of growth in average earning assets was the main factor in the improvement in net interest income. The net interest margin increase was due mainly to favorable volume shifts in assets and liabilities, rather than changes in interest rates. Enhancing the rise in net interest income was a $100,000 decrease in the loan loss provision for the quarter. The amount of the loan loss provision is determined pursuant to a periodic comprehensive analysis of the allowance for loan and lease losses, as detailed in the Allowance for Loan and Lease Losses section herein. It was lowered despite an increase in outstanding loan balances, mainly because the loan increase was centered in real estate loans that have a very low historical loss ratio, and because loans migrating into the non-performing assets category were already on the Company’s “watch list” and thus are adequately provided for.

Non-interest income for the third quarter of 2003 was $742,000 higher than in the third quarter of 2002, which includes $171,000 of growth in service charges on deposits and a $302,000 increase in earnings on bank-owned life insurance (“BOLI”). The increase in non-interest income was partially offset, however, by a $148,000 unfavorable variance in non-interest expenses. Not all expenses increased – item processing outsourcing costs were $406,000 lower due to the conversion to in-house item processing in September 2002, although this savings was partially offset by additional staffing, occupancy and supplies costs resulting from running the operation in-house. The Company’s data processing center was also relocated and improved in September 2002, and our newest branch in Fresno was an additional factor in the total $345,000 increase in personnel expense and the $251,000 increase in occupancy expense for the quarter. Furthermore, accruals for salary continuation plans for certain key officers, which commenced in October of 2002, added about $108,000 to salaries and benefits in the third quarter of 2003.

Given the substantial increases in net interest and non-interest income and the relatively small 2% overall rise in non-interest expense, income before taxes increased by nearly $1.6 million, or 62%. Net income, however, was only $749,000 higher, a 33% increase, because of an $822,000 increase in the income tax provision. The Company’s third quarter provision for income taxes was $1.1 million, or 26% of pre-tax income in 2003, compared to $264,000, or only 10% of pre-tax income in 2002. The relatively low tax provision for the third quarter of 2002 was mainly due to a year-to-date adjustment for the cumulative tax benefit derived from the Company’s real estate investment trust (“REIT”), which was recorded in August of 2002. The numbers for the first three quarters, as discussed in the last paragraph of this section, are more representative of the current income tax accrual rate.

As with third quarter numbers, year-to-date net income for 2003 compares very favorably to year-to-date net income for 2002. Net income for the nine months ended September 30, 2003 was $8.0 million, an increase of $1.3 million, or 19%, compared to $6.7 million for the same period in 2002. The Company’s return on average equity and return on average assets for the first three quarters of 2003 were 19.19% and 1.50%, as compared to 18.16% and 1.35% for the first three quarters of 2002. Basic and diluted earnings per share for the nine month period ended September 30, 2003 were $.86 and $.80, compared to $.73 and $.69 for the same period in the prior year.

Although the differences are greater in terms of total dollars, the percentage changes for net interest income is notably lower on a year-to-date basis than for the third quarter mainly because most of the earning asset growth thus far in 2003 has occurred in the third quarter. For the first nine months of 2003, net interest income increased by $1.5 million due to a $24 million increase in average earning assets and an 8 basis point increase in the Company’s net interest margin. The loan loss provision was $525,000 lower for first nine months of 2003 than in the first nine months of 2002. A $1.2 million increase in non-interest income, fueled by a $484,000 increase in service charges on deposits and a $633,000 increase in income from BOLI, also supported overall earnings growth. Even though income from the sale of loans increased for the third quarter due to strong loan origination activity, it was down by $390,000 year-to-date in 2003 due to outsourcing arrangements entered into for the bulk of the Bank’s mortgages in March of 2002. However, reflected in other fees and charges is $110,000 that the Bank earned in referral fees under those arrangements in the first three quarters of 2003.

Despite the elimination of $1.1 million in item processing outsourcing costs, non-interest expenses were $1.6 million, or 8.5%, higher in the first nine months of 2003 than in the first nine months of 2002. This increase was due again mainly to substantially higher salaries and benefits and occupancy costs. In addition to the factors that impacted the quarterly increase, a combined $235,000 increase in workers compensation and group medical insurance costs was a major contributor to the year-to-date increase in salaries and benefits.

For the first nine months of 2003 the provision for income taxes was $2.8 million, or 25.8% of pre-tax income, compared to $2.5 million, or 26.8% of pre-tax income, in 2002 (see “Provision for Income Taxes”). Both of these periods include the tax impact of the REIT, which lowered the book tax accrual by approximately $500,000 in 2003 and $800,000 in 2002. No assurance can be given that the tax benefits available from the REIT will continue to be available in the future, however, and it is conceivable but unlikely that at some future date a reinterpretation of existing tax laws by the California legislature could require that the tax benefits already realized from the REIT be reversed.

FINANCIAL CONDITION SUMMARY

The Company’s total assets increased by $61 million, or nearly 9%, from December 31, 2002 to September 30, 2003. Gross loans increased by $74 million, or 14%, due primarily to a large number of commercial real estate loans funded in the most recent four months, including $31 million in loan participations purchased. The $43 million of growth from internally-generated loans was due in part to the Company’s success in identifying and meeting in-market demand with creative loan structuring. Construction loan activity also added to the increase, as disbursement levels rose for loans booked earlier in the year. Overall, gross loans increased to 77% of total assets at the end of September 2003 from 73% at the end of 2002. The Company has recently supplemented its array of credit products with leasing services to ensure that customer needs are satisfied and organic growth can maintain a strong pace. Although the current “pipeline” indicates that near-term growth will not abate, no assurance can be given that such growth will continue in the longer term.

The increase in loans was partially offset by an $11 million decline in cash and due from banks, which fell to 6% of total assets at September 30, 2003 from 8% at December 31, 2002. The decrease in cash and due from banks was due to a $3 million reduction in vault cash resulting in part from more aggressive management of that area, and an $8 million drop in cash items in process of collection resulting from temporary fluctuations at year-end 2002. Investment security balances also declined by $5 million from the end of December 2002 to the end of September 2003, due primarily to pre-payments on mortgage-backed securities and municipal bond maturities and calls. While some of the cash flow from these events was re-invested in mortgage-backed securities, some was also absorbed by the Company’s loan growth thus total investment balances declined. Investments were 12% of total assets at December 31, 2002, but dropped to 10% at September 30, 2003.

Although the Company’s recent loan growth was initially funded with short-term borrowings from the Federal Home Loan Bank, this overnight money was eventually replaced with brokered deposits that are subsequently being allowed to roll off as growth in branch-generated deposits allows. At the end of September 2003, core deposits had grown by $51 million relative to the end of December 2002, almost enough to “fund” the $61 million increase in total assets during the same time period. The increase in core deposits, defined as all deposits except time deposits larger than $100,000, includes an increase of $19 million, or 11%, in non-interest demand deposits. This growth in core deposits has been due in part to marketing campaigns implemented in the fourth quarter of 2002 and run through the third quarter of 2003, and is also the result of a formal program to enhance cross-selling efforts that was put into place earlier in 2003.

Due primarily to the retention of earnings, the Company’s total shareholders’ equity increased from $53 million at December 31, 2002 to $59 million at September 30, 2003. The Company’s total risk-based capital ratio at September 30, 2003 was 11.21%, a decline from the year-end ratio of 11.98% due to growth in assets. At current levels of capital accumulation the Company estimates that it can support up to $70 million in loan growth during the coming year, although no assurance can be given that this level of growth can be achieved.

EARNINGS PERFORMANCE

As previously noted and also as reflected in the Consolidated Statements of Income, during the three and nine months ended September 30, 2003 the Company generated net income of $3.0 million and $8.0 million, as compared to $2.3 million and $6.7 million for the same periods in 2002. The Company earns income from two principal sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense created by interest-bearing liabilities; and net non-interest income, which is basically fees and charges earned from customer services less the operating costs associated with providing a full range of banking services to customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s net interest income depends on the yields, volumes, and mix of earning asset components, as well as the rates, volumes, and mix associated with funding sources. The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Average Balances and Rates table which immediately follows reflects the Company’s quarterly average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest-earning asset and interest-bearing liability, and the net interest margin for the periods noted.

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended September 30, 2003 (a) (b) (f)			For the Quarter Ended September 30, 2002 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal Funds Sold	$1,089	$1	0.36%	$15,027	$69	1.82%
Taxable	$41,722	$222	2.11%	$40,732	$600	5.84%
Non-taxable	$37,993	$375	5.93%	$43,671	$457	6.29%
Equity	$2,099	$41	7.75%	$1,826	$99	21.51%

Total Investments	$82,903	$639	3.98%	$101,256	$1,225	5.72%

Loans and Leases:(c)
Agricultural	$12,083	$196	6.44%	$9,294	$187	7.98%
Commercial	$106,853	$1,743	6.47%	$101,393	$1,691	6.62%
Real Estate	$397,355	$7,276	7.26%	$336,909	$6,408	7.55%
Consumer	$39,047	$742	7.54%	$39,120	$796	8.07%
Credit Cards	$10,599	$311	11.64%	$10,883	$328	11.96%
Leases	$147	$8	21.59%	$—	$—	0.00%
Other	$7,603	$—	0.00%	$6,289	$—	0.00%

Total Loans and Leases	$573,687	$10,276	7.11%	$503,888	$9,410	7.41%

Other Earning Assets	$1,000	$—	0.00%	$1,040	$—	0.00%
Total Earning Assets(e)	$657,590	$10,915	6.70%	$606,184	$10,635	7.11%

Non-Earning Assets	$87,618			$66,948

Total Assets	$745,209			$673,132

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$53,663	$13	0.10%	$50,136	$13	0.10%
Savings Accounts	$46,764	$60	0.51%	$35,643	$46	0.51%
Money Market	$134,200	$288	0.85%	$109,317	$482	1.75%
TDOA’s, IRA & KEOGH’s	$19,631	$140	2.83%	$18,646	$106	2.26%
Certificates of Deposit<$100,000	$86,425	$370	1.70%	$93,593	$524	2.22%
Certificates of Deposit>$100,000	$118,250	$495	1.66%	$117,304	$743	2.51%

Total Interest Bearing Deposits	$458,933	$1,366	1.18%	$424,639	$1,914	1.79%
Borrowed Funds:
Federal Funds Purchased	$331	$1	1.20%	$782	$1	0.51%
Repurchase Agreements	$15,489	$20	0.51%	$29,123	$79	1.08%
Other Borrowings	$31,347	$242	3.06%	$15,039	$232	6.12%

Total Borrowed Funds	$47,168	$263	2.21%	$44,944	$312	2.75%

Total Interest Bearing Liabilities	$506,100	$1,629	1.28%	$469,583	$2,226	1.88%
Demand Deposits	$172,766			$142,274
Other Liabilities	$8,665			$9,535
Shareholders’ Equity	$57,677			$51,740

Total Liabilities and Shareholders’ Equity	$745,209			$673,132

Interest Income/Earning Assets			6.70%			7.11%
Interest Expense/Earning Assets			0.98%			1.46%

Net Interest Income and Margin(d)		$9,286	5.72%		$8,409	5.66%

(a)	Average balances are obtained from the best available daily or monthly data
(b)	Yields are computed on a tax equivalent basis
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $473 thousand and $208 thousand for the quarters ended September 30, 2003 and 2002. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Net interest income for the third quarter of 2003 was $9.3 million compared to $8.4 million for the third quarter of 2002, which constitutes an increase of $877,000, or about 10%. The Company’s tax-equivalent net interest margin for the third quarter of 2003 was 5.72%, a 6 basis point improvement compared to the 5.66% margin in the third quarter of the previous year. Although management is optimistic that the Company’s net interest margin can be maintained in this range, there is no assurance going forward that fluctuations in market interest rates or other supply and demand issues will not have a negative impact on the Company’s net interest margin and/or net interest income.

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

Volume & Rate Variances	Quarter Ended September 30, 2003 over 2002			Nine Month Ended September 30, 2003 over 2002
(dollars in thousands)	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(64)	(4)	$(68)	$(123)	(23)	$(146)
Taxable	$15	(393)	$(378)	$(44)	(749)	$(793)
Non-taxable(1)	$(59)	(23)	$(82)	$(162)	(64)	$(226)
Equity	$15	(73)	$(58)	$(19)	(17)	$(36)

Total Investments	$(93)	$(493)	$(586)	$(348)	$(853)	$(1,201)

Loans and Leases:
Agricultural	$56	(47)	$9	$21	(35)	$(14)
Commercial	$91	(39)	$52	$194	(102)	$92
Real Estate	$1,150	(282)	$868	$2,169	(935)	$1,234
Consumer	$(1)	(53)	$(54)	$(61)	(109)	$(170)
Credit Cards	$(9)	(8)	$(17)	$(11)	(85)	$(96)
Leases	$—	8	$8	$—	8	$8

Total Loans and Leases	$1,287	$(421)	$866	$2,312	$(1,258)	$1,054

Other Earning Assets	$—	—	$—	$—	—	$—

Total Earning Assets	$1,194	$(914)	$280	$1,964	$(2,111)	$(147)

Liabilities

Interest Bearing Deposits:
NOW	$1	(1)	$0	$2	(1)	$1
Savings Accounts	$14	(0)	$14	$34	1	$35
Money Market	$110	(304)	$(194)	$353	(663)	$(310)
TDOA’s & IRA’s	$6	28	$34	$8	(116)	$(108)
Certificates of Deposit < $100,000	$(40)	(114)	$(154)	$(180)	(334)	$(514)
Certificates of Deposit > $100,000	$6	(254)	$(248)	$(122)	(371)	$(493)

Total Interest Bearing Deposits	$97	$(645)	$(548)	$95	$(1,484)	$(1,389)

Borrowed Funds:
Federal Funds Purchased	$—	1	$1	$(57)	(3)	$(60)
Repurchase Agreements	$(37)	(22)	$(59)	$(123)	(66)	$(189)
Other Borrowings	$253	(244)	$9	$331	(368)	$(37)

Total Borrowed Funds	$216	$(265)	$(49)	$151	$(437)	$(286)

Total Interest Bearing Liabilities	$313	$(910)	$(597)	$246	$(1,921)	$(1,675)

Net Interest Margin/Income	$881	$(4)	$877	$1,718	$(190)	$1,528

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

Pure rate changes are shown to have caused a drop of $4,000 in net interest income for the third quarter of 2003 relative to the third quarter of 2002, which may be counter-intuitive given the increase in the Company’s net interest margin. However, the net interest margin is also impacted by changes in the mix of interest-earning assets and interest-bearing liabilities, as well as by changes in the relative level of non-earning assets (including cash and due from banks) and non-interest liabilities (including demand deposits). On the asset side of the average balance sheet, a shift out of relatively low-yielding investments and fed funds sold into real estate loans having a much higher yield had a positive impact on the weighted average yield on earning assets.

On the other hand, the Company experienced a $21 million increase in average non-earning assets, which grew from 10% to 12% of average total assets. This was primarily due to a $13 million increase in BOLI and an increase in low-income housing tax credit funds, both of which have a positive impact on Company profitability albeit not through interest income. Also included in non-earning assets are cash and due from banks, which experienced an average balance increase of $6 million, and fixed assets, which increased by about $1.5 million on average pursuant to the conversion to in-house item processing and other technology investments undertaken in 2002. This increase in non-earning assets would have had a negative impact on the Company’s net interest margin had it not been offset by a $30 million increase in the average balance of non-interest demand deposits on the liability side. Another positive impact on interest expense, and by extension the Company’s net interest margin, came from a $5 million reduction in the average balance of time deposits, which had a weighted average cost of 1.8% for the quarter, and a $40 million increase in other core deposits having a weighted average cost of .61%.

The negative rate variance was offset by a favorable variance of $881,000 resulting from a higher volume of earning assets. While average earning assets for the third quarter of 2003 were $51 million higher than in the third quarter of 2002, the average balance of interest-bearing liabilities was only $37 million higher. This growth imbalance in and of itself had a positive effect on net interest income, and indicates that increases in average non-interest bearing liabilities and equity funded all of the growth in both interest-earning and other assets.

The discussion relating to quarterly variances also bears applicability to year-to-date results, which are next reviewed. The Average Balances and Rates table which immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first nine months of 2003 and 2002.

Average Balances and Rates
(dollars in thousands, except per share data)
	Nine Months Ended September 30, 2003 (a) (b) (f)			Nine Months Ended September 30, 2002 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal Funds Sold	$4,452	$36	1.08%	$13,664	$182	1.78%
Taxable	$42,890	$1,072	3.34%	$43,924	$1,865	5.68%
Non-taxable	$39,730	$1,201	6.12%	$44,832	$1,427	6.45%
Equity	$1,935	$120	8.29%	$2,202	$156	9.47%

Total Investments	$89,007	$2,429	4.58%	$104,622	$3,630	5.58%

Loans and Leases:(c)
Agricultural	$9,555	476	6.66%	$9,165	$490	7.15%
Commercial	$102,706	5,001	6.51%	$98,796	$4,909	6.64%
Real Estate	$368,755	20,265	7.35%	$331,025	$19,031	7.69%
Consumer	$38,786	2,239	7.72%	$39,801	$2,409	8.09%
Credit Cards	$10,790	959	11.88%	$10,906	$1,055	12.93%
Leases	$48	8	22.28%	$—	$—	0.00%
Other	$6,451	—	0.00%	$7,786	$—	0.00%

Total Loans and Leases	$537,091	$28,948	7.21%	$497,479	$27,894	7.50%

Other Earning Assets	$1,000	$—	0.00%	$1,031	$—	0.00%
Total Earning Assets(e)	$627,098	$31,377	6.82%	$603,132	$31,524	7.15%

Non-Earning Assets	$84,302			$63,411

Total Assets	$711,400			$666,543

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$53,460	39	0.10%	$50,949	$38	0.10%
Savings Accounts	$43,007	165	0.51%	$34,003	$130	0.51%
Money Market	$131,812	1,097	1.11%	$105,346	$1,407	1.79%
TDOA’s, IRA & KEOGH’s	$19,552	249	1.70%	$19,101	$357	2.50%
Certificates of Deposit<$100,000	$88,079	1,243	1.89%	$98,114	$1,757	2.39%
Certificates of Deposit>$100,000	$108,044	1,751	2.17%	$114,261	$2,244	2.63%

Total Interest Bearing Deposits	$443,954	$4,544	1.37%	$421,774	$5,933	1.88%
Borrowed Funds:
Federal Funds Purchased	$607	6	1.32%	$4,399	$66	2.01%
Repurchase Agreements	$15,778	78	0.66%	$29,239	$267	1.22%
Other Borrowings	$22,860	658	3.85%	$15,488	$695	6.00%

Total Borrowed Funds	$39,245	$742	2.53%	$49,126	$1,028	2.80%

Total Interest Bearing Liabilities	$483,199	$5,286	1.46%	$470,900	$6,961	1.98%
Demand Deposits	$164,272			$138,093
Other Liabilities	$8,345			$8,124
Shareholders’ Equity	$55,584			$49,426
Total Liabilities and Shareholders’ Equity	$711,400			$666,543

Interest Income/Earning Assets			6.82%			7.15%
Interest Expense/Earning Assets			1.13%			1.54%

Net Interest Income and Margin(d)		$26,091	5.69%		$24,563	5.61%

(a)	Average balances are obtained from the best available daily or monthly data
(b)	Yields are computed on a tax equivalent basis
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.1 million and $467 thousand for the nine months ended September 30, 2003 and 2002. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Net interest income for the first three quarters of 2003 was $26.1 million compared to $24.6 million for the first three quarters of 2002, which constitutes an increase of $1.5 million, or about 6%. Volume and rate variances for the nine months ended September 30, 2003 and September 30, 2002 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously. Volume changes added about $1.7 million to net interest income, while rate changes had a negative impact of $190,000. Average earning asset balances were $24 million higher in the first three quarters of 2003 than in the first three quarters of 2002. The same shift from lower to higher-earning assets can be seen for the first nine months as for the third quarter, with average loans increasing by $40 million, or 8%, and average investments and fed funds sold declining by $16 million, or 15%. Movement in average deposit balances from the first three quarters of 2002 to the first three quarters of 2003 also had a favorable impact on the Company’s net interest margin. Aggregate average time deposits fell by $16 million, while lower-cost money market demand, savings, and NOW accounts increased by $38 million and interest-free demand deposits increased by $26 million. The average balance of Repo’s declined by $13 million in the first three quarters of 2003 relative to the first three quarters of 2002, as some large customers transferred their invested cash from Repo’s into money market accounts.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan and lease losses. Specifically, the provision for loan and lease losses represents the amount charged against current period earnings to achieve an allowance for loan and lease losses that in management’s judgement is adequate to absorb losses inherent in the Bank’s loan portfolio.

For the quarter ended September 30, 2003 the Company’s provision for loan and lease losses was $800,000, which is $100,000 lower than the $900,000 loan loss provision recognized in the third quarter of 2002. On a year-to-date basis through September 30th the loan loss provision for 2003 was slightly greater than $1.9 million, which was $525,000 lower than the almost $2.5 million provided during the same period in 2002. The loan loss provision was lower despite the large increase in outstanding loan balances during the third quarter of 2003, because most of the loan increase was in real estate loans whose loss history does not justify a large allocation of the allowance for losses. The higher level of non-performing assets at the end of September 2003 in comparison to the end of the prior year might also typically indicate the need for a higher loan loss provision. However, the loans migrating into the non-performing category came from the Company’s watch list and thus were already being factored into the reserve calculation. Furthermore, the $1.8 million decline in non-performing assets from the end of June 2003 to the end of September 2003 was the result of the successful resolution of certain problem loans, thus actually eliminating the need for reserves on those balances. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for loan and lease Losses”.

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflect an increase in non-interest income, which was $742,000 higher in the quarter ended September 30, 2003 than for the quarter ended September 30, 2002, and $1.2 million higher in the first three quarters of 2003 than the first three quarters of 2002. Total non-interest income increased from 1.31% to 1.66% of average earning assets for the quarter, and from 2.10% to 2.39% of average earning assets for the first nine months.

Total non-interest expenses increased from $6.9 million in the third quarter of 2002 to $7.1 million in the third quarter of 2003, an increase of $148,000, or 2%. For the first three quarters the increase was $1.6 million, or 8%, with total non-interest expenses growing to $20.8 million in the first three quarters of 2003 from $19.2 million in the first three quarters of 2002. As a percentage of average earning assets, total overhead expenses were 4.58% and 4.32% for the third quarters of 2003 and 2002, respectively, and 6.70% and 6.43% for the first nine months of 2003 and 2002, respectively.

Because the increase in net interest plus other income was proportionately greater than the increase in non-interest expenses, the Company’s overhead efficiency ratio fell for the quarter. The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest income and total non-interest income. Neither the provision for loan and lease losses nor securities gains or losses are factored into the equation. Calculated on a tax-equivalent basis, the Company’s overhead efficiency ratio was 57.4% in the third quarter of 2003 versus 65.3% in the third quarter of 2002, and 60.4% for the first three quarters of 2003 as compared to 60.8% for the first three quarters of 2002. The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the third quarter and first nine months of both 2003 and 2002.

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
	2003	% of Total	2002	% of Total	2003	% of Total	2002	% of Total
NON-INTEREST INCOME:

Service charges on deposit accounts	$1,537	56.55%	$1,366	69.13%	$4,405	59.25%	$3,921	62.51%
Other service charges, commissions & fees	$602	22.15%	$422	21.36%	$1,662	22.35%	$1,213	19.34%
Gains on sales of loans	$96	3.53%	$78	3.95%	$208	2.80%	$598	9.53%
Loan servicing income	$49	1.80%	$86	4.35%	$131	1.76%	$196	3.12%
Bank owned life insurance	$266	9.79%	$(36)	-1.82%	$682	9.17%	$50	0.80%
Other	$168	6.18%	$60	3.04%	$347	4.67%	$295	4.70%

Total non-interest income	$2,718	100.00%	$1,976	100.00%	$7,435	100.00%	$6,273	100.00%
As a percentage of average earning assets		1.66%		1.31%		2.39%		2.10%

NON-INTEREST EXPENSES:

Salaries and employee benefits	$3,407	48.14%	$3,062	44.19%	$10,254	49.18%	$8,482	44.13%
Occupancy costs
Furniture & equipment	$703	9.93%	$552	7.97%	$1,984	9.52%	$1,565	8.14%
Premises	$672	9.50%	$572	8.26%	$1,812	8.69%	$1,571	8.17%
Advertising and marketing costs	$215	3.04%	$257	3.71%	$806	3.87%	$786	4.09%
Data processing costs
Item processing costs	$—	0.00%	$405	5.84%	$—	0.00%	$1,109	5.77%
Other data processing	$393	5.55%	$179	2.58%	$897	4.30%	$553	2.88%
Deposit services costs	$247	3.49%	$234	3.38%	$775	3.72%	$782	4.07%
Loan services costs
Loan processing	$61	0.86%	$158	2.28%	$219	1.05%	$478	2.49%
ORE owned	$(13)	-0.18%	$46	0.66%	$49	0.24%	$68	0.35%
Credit card	$143	2.02%	$153	2.21%	$392	1.88%	$426	2.22%
Other loan services	$1	0.01%	$4	0.06%	$3	0.01%	$18	0.09%
Other operating costs
Telephone & data communications	$172	2.43%	$194	2.80%	$559	2.68%	$584	3.04%
Postage & mail	$128	1.81%	$121	1.75%	$332	1.59%	$362	1.88%
Other	$220	3.11%	$363	5.24%	$667	3.20%	$588	3.06%
Professional services costs
Legal & accounting	$207	2.92%	$260	3.75%	$657	3.15%	$810	4.21%
Other professional service	$302	4.27%	$156	2.25%	$857	4.11%	$524	2.73%
Stationery & supply costs	$182	2.57%	$172	2.48%	$505	2.42%	$410	2.13%
Sundry & tellers	$37	0.52%	$41	0.59%	$81	0.39%	$105	0.55%

Total non-interest Expense	$7,077	100.00%	$6,929	100.00%	$20,849	100.00%	$19,221	100.00%

As a % of average earning assets		4.32%		4.58%		6.70%		6.43%
Efficiency Ratio	57.38%		65.34%		60.44%		60.83%

Included in the increase in non-interest income are increases in service charges on deposit accounts both for the third quarter and year-to-date. The third quarter increase was $171,000, while the increase for the first three quarters was $484,000, which represent 13% and 12% increases, respectively. The increases are attributable to 18% growth in average transaction account balances for the quarter and 15% growth on a year-to-date basis. The $302,000 quarterly increase and $633,000 year-to-date increase in BOLI income is primarily due to increases in the net cash surrender value of $13 million of BOLI that was purchased in late September and early October of 2002. For the third quarter and year-to-date 2003, the increase in BOLI income elevated it to over 9% of total non-interest income from virtually nothing previously, causing a drop in the relative contribution of other non-interest income components. It should be noted that the net loss for BOLI in the third quarter of 2002 is from a $600,000 BOLI investment used to hedge the Company’s liability for deferred compensation, which has returns linked to the investment selections (including equities) of deferred compensation plan participants. The more recent BOLI investments have guaranteed minimum returns of 4% to 5%. Other service charges and fees increased by $180,000 in the third quarter of 2003 relative to the third quarter of 2002, and by $448,000 for the first three quarters of 2003 compared to the first three quarters of the prior year. This increase is largely reflective of additional credit and check card fees, which were over $70,000 higher for the quarter and more than $190,000 higher year-to-date as the result of strategic pricing modifications and elevated activity levels, and additional referral fees for mortgage loans. Fees earned on referred loans were $46,000 higher for the quarter and $110,000 higher year-to-date.

Loan sales income increased by $18,000, or 23%, for the quarter due to strong loan origination activity, but declined by $390,000 for the nine months ended September 30, 2003. The year-to-date decline is a 65% drop relative to the volume of loan sales income for the first nine months of the prior year. Since the Company entered into a strategic alliance with MoneyLine Lending Services in March of 2002 and no longer directly originates residential real estate mortgages, the decline in loan sales income was expected. As reported above, the Company still receives fee income for successful mortgage applications it refers to MoneyLine, which is included in “other service charges, commissions, and fees”.

Loan servicing income fell by $37,000 and $65,000, respectively, for the third quarter and first nine months of 2003 in comparison to the third quarter and first nine months of 2002. This was due to the continued decline in the volume of loan servicing. The number of loans serviced for others fell from 137 at September 30, 2002 to 103 at September 30, 2003, with the dollar volume dropping from $44 million to $37 million as of the same dates. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Other non-interest income, which includes gains and losses on investments (discussed in the next paragraph), gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America, increased by $108,000 for the third quarter of 2003 relative to the third quarter of 2002, and by $52,000 for the first three quarters. Income received from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, was $72,000 higher on a year-to-date basis and accounts for the increase for the first nine months of 2003.

Investment gains/losses are shown as a separate line item on the consolidated statements of income in Part 1 of this section. They were primarily impacted by non-recurring events in June 2002 and August 2003, when the Company received $240,000 and $126,000, respectively, in the form of liquidating cash dividends from its investment in Sphinx, International, Inc. (“Sphinx”). The Company wrote-off the approximate $90,000 remaining book value of its investment in Sphinx in the first quarter of 2002, pursuant to the receipt of correspondence from Sphinx International, Inc., which was in the process of dissolution, outlining potential liabilities that exceeded its remaining assets. The liquidating cash dividends were paid subsequent to the successful resolution of some of those liabilities, and more than offset the loss generated by the write-off. Sphinx was formerly known as Phoenix International Ltd., Inc., a computer software company which specialized in the production and marketing of client user software for financial institutions. In 2001, Sphinx sold substantially all of its assets (including all of its operating business) and certain of its liabilities to London Bridge Phoenix Software, Inc., and with the final liquidating dividend in August 2003 a complete distribution of the net sale proceeds has now been remitted to Sphinx shareholders. In the first quarter of 2003 the Company also wrote off its $40,000 investment in California Bankers Insurance Agency, subsequent to the receipt from them of correspondence alerting the Company to their dissolution.

The largest increase for any specific category of expenses was in salaries and employee benefits, which were $345,000, or 11%, higher in the third quarter of 2003 than in the third quarter of 2002. The increase for the first nine months of 2003 relative to the first nine months of 2002 was $1.8 million, or 21%. For the quarter, an increase in the average volume of loans originated during 2003 actually had a significant positive impact on salaries and benefits. FAS 91 requires that costs directly associated with the origination of a loan be deferred from current period expenses and amortized over the life of the loan as an adjustment to yield. These costs consist primarily of salaries, and the FAS 91 credit against current period salaries increased by $282,000 in the third quarter of 2003 relative to the third quarter of 2002. On a year-to-date basis the FAS 91 credit was lower, however, which added $65,000 to the increase in salaries for the first nine months of 2003 in comparison to 2002. Other significant changes in the salaries and benefits area include the following: salary continuation plan accruals for certain senior officers added approximately $108,000 to quarterly and $323,000 to year-to-date salaries expense; salaries and benefits associated with in-house item processing added approximately $40,000 for the quarter and $180,000 for the first nine months; and increases in combined workers compensation and group health insurance costs added $91,000 for the third quarter and $235,000 to year-to-date expenses for 2003 relative to 2002. Additionally, employees were hired to staff the new branch in Fresno and accommodate increased volume in other branches, to enhance the credit function, and to centralize loan documentation, among other things. Regular annual increases for existing staff also added approximately 4% to 5% to base salaries. The Company had 326 full-time equivalent employees at September 30, 2003, and 313 full-time equivalents at September 30, 2002.

Occupancy expenses increased by $251,000, or 22% for the third quarter, and by $661,000, or 21%, for the first nine months of 2003 relative to 2002. Some of the increase is attributable to the item processing conversion. The remainder is spread among various items, including the following: depreciation for equipment and tenant improvements at new facilities, the cost of maintenance and repairs, additional rent for new facilities and rental increases at other branch locations, property tax increases, and higher utilities costs.

The cost of outsourcing item processing, which was included as a data processing expense and totaled $405,000 and $1.1 million, respectively, for the third quarter and first nine months of 2002, has been eliminated subsequent to the conversion of item processing to an in-house function. Other data processing costs increased by $214,000, or 120%, for the quarter and $344,000, or 62%, for the first nine months, primarily due to termination costs associated with the Company’s core processor and internet banking platform conversions planned for January 2004. We are investing time and money in these technology areas to improve longer-term processing efficiency and position the Company for future growth. While this will likely increase ongoing data processing costs it should allow the Company to achieve other operational efficiencies, although the amounts cannot yet be determined with reasonable accuracy.

Loan processing costs declined by $97,000 in the third quarter of 2003 compared to the third quarter of 2002, and by $259,000 in the first three quarters of 2003 compared to the first three quarters of 2002. The main reason for the drop was a decline in waived appraisal and inspection fees, due in part to a change in the tracking and collection process for these fees.

The “other” category under other operating costs declined by $143,000 for the quarter, but increased by $80,000 for the nine months ended September 30, 2003 relative to the same periods in the prior year. These changes are mostly the result of accounting for the Company’s investments in low-income housing tax credit funds, which are written down by the amount of partnership losses when such are reasonably determined. The offsets for the write-downs are charges to other operating expenses.

Accounting and internal review costs were about $38,000 lower for the quarter due to accrual adjustments, but increased by $64,000 year-to-date due primarily to higher internal review expenses. Legal costs, on the other hand, fell by $15,000 and $217,000, respectively, for the quarter and nine months ended September 30, 2003. The large decrease for the first three quarters is mainly the result of lower legal costs for loan collection efforts. The cost of other professional services was $146,000 higher for the quarter and $333,000 higher on a year-to-date basis, mainly due to accruals for a directors’ retirement plan that was formalized in the last quarter of 2002 but also as the result of rising costs for insurance coverage and consultants. Also of note is the fact that sundry and teller losses declined by $4,000 for the third quarter and $24,000 for the first three quarters of 2003, despite the increase in average demand deposit balances. Lastly, stationery and supply costs were $10,000 higher for the third quarter of 2003 versus the same quarter in the previous year, and $95,000 higher on a year-to-date basis, due in part to printing costs for the Company’s 25th anniversary letterhead and updated marketing brochures.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt income, increases in the cash surrender value of bank-owned life insurance, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. An additional permanent difference arose as a result of the formation of a real estate investment trust (“REIT”) which began operations in August 2002, at which time the Company adjusted its tax accrual to allow for the year-to-date impact of the REIT. No assurance can be given that the tax benefits available from the REIT will continue to be available in the future. In addition, there is a possibility that a future modification of existing tax laws by the California legislature could require the that the tax benefits already realized from the REIT be reversed, though, in the opinion of management, it is unlikely.

As previously explained, because the cumulative 2002 year-to-date impact of the REIT was reflected in the tax provision in the third quarter of 2002, the Company’s third quarter 2003 tax accrual of $1.1 million was $822,000, or 311%, higher than the accrual in the third quarter of 2002 despite an increase of 61% in pre-tax income for those same time periods. On a year-to-date basis as of September 30th, the tax provision was only $321,000 higher in 2003 than in 2002, and actually declined slightly as a percentage of pre-tax income.

BALANCE SHEET ANALYSIS

EARNING ASSETS

INVESTMENT PORTFOLIO

The major components of the Company’s earning asset base are its investment securities portfolio and loan portfolio, and the detailed composition and growth characteristics of both are significant determinants of the financial condition of the Company. The Company’s investments are analyzed in this section, while the loan portfolio is discussed in a later section of this Form 10-Q.

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

The investment portfolio consists of debt and marketable equity securities, as well as fed funds sold. The investment portfolio serves several purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) it is a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Bank; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it can provide partially tax exempt income. The following table sets forth the Company’s investment portfolio by investment type (excluding fed funds sold) as of the periods noted:

Investment Portfolio
(dollars in thousands, unaudited)
	September 30, 2003		December 31, 2002
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$509	$516	$207	$212
US Gov’t agencies	8,343	8,525	12,876	13,357
Mortgage-backed securities	32,034	32,316	23,341	24,000
Corporate bonds	1,501	1,508	4,503	4,597
State & political subdivisions	34,518	36,280	39,787	41,735
Other equity securities	6	11	6	10

Total Investment Securities	$76,911	$79,156	$80,720	$83,911

Since there were no fed funds sold on either September 30, 2003 or December 31, 2002, the total investment portfolio was $79 million and $84 million on those dates, respectively, a decrease of $5 million, or 6%. Total investments fell to 10% of assets at September 30, 2003 from 12% at December 31, 2002. Most of the decline in investment balances is due to prepayments on mortgage-backed securities, and the return of principal from government agency, municipal, and corporate bonds that either matured or were called. Bonds totaling over $10 million were purchased from January 1, 2003 through September 30, 2003 so much of the cash from maturities, prepayments, and calls was reinvested, however a substantial portion was also used for loan growth. Securities that were pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $64 million at September 30, 2003, and $57 million at December 31, 2002.

There is a noticeable shift out of U.S. government agency securities, municipal bonds, and corporate investments into mortgage-backed securities from the end of 2002 to September 30, 2003, an indication that most of the purchases in 2003 have been mortgage-backed securities due to their relatively favorable yield and interest rate risk profiles.

LOAN PORTFOLIO

The Company’s total gross loans grew by nearly $74 million, or 14%, from December 31, 2002 to September 30, 2003, and from 73% to 77% of total assets. Although loan demand was relatively weak earlier in the year, the Company approved and funded a significant volume of commercial real estate loans in the second and third quarters, including $31 million in participations purchased. Additionally, a large number of construction loans that were booked earlier in the year were more fully disbursed and thus had a greater impact on outstanding balances by the end of the third quarter. With the exception of the participations, the loan growth was generated by the Company’s lending staff within our current service area through increased calling efforts, creative structuring, and focused marketing efforts. The Company commenced offering leasing options to its customers early in the third quarter of 2003 in an effort to maintain strong growth in earning assets, although no assurance can be given that additional significant growth in loan and lease balances will materialize. The Company is also investigating the selective addition of branches in growth markets where it already has a presence but has relatively low penetration. We opened a second Fresno branch in June, and have received regulatory approval for and commenced construction on a branch in the City of Clovis, adjacent to Fresno. At the south end of our footprint, Bakersfield represents an expanding market that also appears to have high growth potential. Other locales that have experienced consistent retail and commercial growth, yet which appear to be under-banked, are also being examined as possibilities for future branch sites.

A comparative schedule of the distribution of the Company’s loans at September 30, 2003 and December 31, 2002 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. The figures noted for each category are also presented as percentages of total loans, for ease of reviewer analysis.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	September 30 2003	December 31 2002
Agricultural	$14,767	$11,030
Commercial and industrial	$92,520	$81,242
Real Estate:
Secured by commercial/professional office Properties including construction and development	$286,082	$238,709
Secured by residential properties	$95,244	$91,084
Secured by farmland	$24,820	$16,931
Held for sale	$401	$653

Total Real Estate	$406,547	$347,377
Small Business Administration loans	$21,415	$21,918
Consumer loans	$39,963	$39,826
Credit cards	$10,269	$11,225
Leases	$663	$—

Total Loans and Leases	$586,144	$512,618

Percentage of Total Loans and Leases
Agricultural	2.52%	2.15%
Commercial and industrial	15.78%	15.85%
Real Estate:
Secured by commercial/professional office Properties including construction and development	48.81%	46.57%
Secured by residential properties	16.25%	17.77%
Secured by farmland	4.23%	3.30%
Held for sale	0.07%	0.13%

Total Real Estate	69.36%	67.77%
Small Business Administration loans	3.65%	4.28%
Consumer loans	6.82%	7.77%
Credit cards	1.75%	2.18%
Leases	0.12%	0.00%

Total	100.00%	100.00%

As explained previously, real estate loans secured by commercial/professional office properties experienced the strongest growth in overall volume. That segment of the Company’s loan portfolio grew by $47 million, or 20%, from December 31, 2002 to the end of the third quarter of 2003, and increased from 47% to 49% of the total portfolio. Despite the appearance of a heavy real estate concentration, many of these loans are commercial loans where real estate collateral has been taken as an abundance of caution. Management expects to see continued growth in this category, particularly in the Fresno and Bakersfield markets where the Company currently has a relatively small share of an expanding market, although no assurance can be given that this will indeed occur. Emphasis is also currently being placed on commercial and industrial loan production in an attempt to increase that segment as a percentage of the total portfolio.

Despite the Company’s referral of the majority of its potential mortgage loans to MoneyLine, loans secured by residential properties increased by $4 million, or 5%, due to the retention of the Company’s “all-in-one” balances subsequent to their conversion from construction loans to mortgage loans. SBA loan balances fell slightly, as this market segment has become increasingly competitive. Agricultural loan balances, while increasing by nearly $4 million, or 34%, remain a relatively small portion of the Company’s loan portfolio at about 3%. Loans secured by farmland increased by almost $8 million, or 47%, but still only constitute 4% of the aggregate loan portfolio. Due to lingering problems in the industry, the Company continues to be highly selective in its agricultural lending activities. Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $37 million as of September 30, 2003, compared to $43 million at December 31, 2002.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Bank makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $220 million at September 30, 2003 as compared to $176 million at December 31, 2002, although it is expected that not all of these commitments will ultimately be drawn upon. These commitments represented approximately 37.6% and 34.4% of outstanding gross loans at each of the dates noted, respectively. The Bank’s stand-by letters of credit at September 30, 2003 and December 31, 2002 were $18.1 million and $6.5 million, respectively. This represented 7.6% of total commitments at September 30, 2003 and 3.6% of total commitments at December 31, 2002.

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

Non-performing Assets
(dollars in thousands, unaudited)
	September 30 2003	December 31 2002	September 30 2002
NON-ACCRUAL LOANS:
Agricultural	$580	$15	$20
Commercial and industrial	$3,281	$1,070	$915
Real Estate
Secured by commercial/professional office properties including construction and development	$—	$350	$102
Secured by residential properties	$30	$31	$10
Secured by farmland	$2,014	$2,343	$2,849
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$2,044	$2,724	$2,961
Small Business Administration loans	$1,053	$323	$—
Consumer loans	$101	$141	$101
Credit cards	$13	$56	$27
Leases	$—	$—	$—

SUBTOTAL	$7,072	$4,329	$4,024

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING: (as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$2,126	$1,225
Consumer loans	$—	$—	$—
Credit cards	$7	$12	$—
Leases	$—	$—	$—

SUBTOTAL	$7	$2,138	$1,225

TOTAL NONPERFORMING LOANS	$7,079	$6,467	$5,249

Other real estate	$1,319	$1,421	$1,319

Total nonperforming assets	$8,398	$7,888	$6,568

Restructured loans	N/A	N/A	N/A
Nonperforming loans as percentage of total gross loans and leases	1.21%	1.26%	1.04%
Nonperforming assets as a percentage of total gross loans and leases and other real estate	1.43%	1.53%	1.30%

As displayed in the schedule, nearly all loans past due more than 90 days have currently been placed on non-accrual status, whether or not interest is still being collected. Total non-performing assets rose to $8.4 million at September 30, 2003 from $7.9 million at December 31, 2002, an increase of about $510,000 or 6%. Non-performing balances would have declined were it not for $2.5 million in commercial loans to a single borrower, down from the original $3.1 million placed on non-accrual in June subsequent to the successful sale of some of the assets. The loans are secured by equipment, certain commercial buildings, and other real estate, and we are optimistic that the total fair market value of the remaining collateral exceeds the current unpaid loan balances. Because of loan growth, total non-performing assets declined to 1.43% of total gross loans and OREO at September 30, 2003 from 1.53% at December 31, 2002. Approximately $1.4 million of the total non-performing balance is guaranteed by the U.S. Government, and $4 million of the remaining total is either secured by real estate or is in the form of repossessed real estate. Based on current appraised values minimal losses are anticipated on these balances, although no assurance can be given that losses will not exceed expectations.

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

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. The allowance is increased by provisions charged against current earnings, and reduced by net charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off.

We employ a systematic methodology for determining the allowance for loan and lease losses that includes a monthly review process and monthly adjustment of the allowance. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed reviews of other loans (either individually or in pools). While this methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses and the classification of loans is also to some extent based on management’s judgment and experience.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity prices as well as acts of nature (freezes, earthquakes, fires, etc.) that occur in a particular period.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan Losses
(dollars in thousands, unaudited)
	For the Quarter Ended September 30		For the Nine-Month Period Ended September 30		For the Year Ended December 31 2002
	2003	2002	2003	2002
Balances:
Average gross loans and leases outstanding during period	$573,687	$503,888	$537,091	$497,479	$500,461

Gross loans and leases outstanding at end of period	$586,144	$502,876	$586,144	$502,876	$512,618

Allowance for Loan Losses:
Balance at beginning of period	$5,976	$5,800	$5,939	$5,675	$5,675
Provision charged to expense	$800	$900	$1,925	$2,450	$3,350
Loan charge-offs
Agricultural	$—	$526	$—	$602	$602
Commercial & industrial loans(1)	$382	$507	$938	$952	$1,161
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$103	$262	$441	$918	$1,031
Credit card loans	$198	$166	$465	$507	$580

Total	$683	$1,461	$1,844	$2,979	$3,374

Recoveries
Agricultural	$24	$14	$31	$28	$34
Commercial & industrial loans(1)	$8	$41	$26	$70	$156
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$34	$11	$54	$28	$37
Credit card loans	$17	$11	$45	$44	$61

Total	$83	$77	$156	$170	$288

Net loan charge offs	$(600)	$(1,384)	$(1,688)	$(2,809)	$(3,086)

Balance	$6,176	$5,316	$6,176	$5,316	$5,939

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.41%	1.09%	0.42%	0.75%	0.62%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.05%	1.06%	1.05%	1.06%	1.16%
Allowance for Loan Losses to Non-Performing Loans	87.24%	101.28%	87.24%	101.28%	91.84%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	9.72%	26.03%	27.33%	52.84%	51.96%
Net Loan Charge-offs to Provision for Loan Losses	75.00%	153.78%	87.69%	114.65%	92.12%

(1)	Includes Small Business Administration Loans

At September 30, 2003 the allowance for loan and lease losses was $6.2 million, or 1.05% of gross loans, a slight dollar increase but slight percentage decrease relative to the $5.9 million allowance at December 31, 2002 that was 1.16% of gross loans. The allowance also fell to 87.24% of non-performing loans at September 30, 2003 from 91.84% at December 31, 2002, due to the aforementioned increase in non-performing balances. The Company’s provision for loan and lease losses, which increases the allowance, was $800,000 in the third quarter of 2003, a $100,000 reduction relative to the $900,000 provision in the third quarter of 2002. The Company had net charge-offs of approximately $600,000 against the allowance in the third quarter of 2003 versus $1.4 million in the third quarter of 2002. On a year-to-date basis through the end of September, the Company’s provision for loan and lease losses was $1.9 million in 2003 and $2.5 million in 2002, a reduction of $525,000, while year-to-date net loan charge-offs were $1.7 million in 2003 versus $2.8 million in 2002. The largest reductions in charge-offs were for agricultural loans and consumer loans.

The Company considers its allowance for loan and lease losses of $6.2 million at September 30, 2003 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The other assets category includes an $8.0 million investment in CRA-qualified low-income housing tax credit funds at September 30, 2003, an increase from the $5.5 balance on the Company’s books at December 31, 2002 due to an additional investment made in July 2003. Although the total additional investment committed to in July 2003 was $3.0 million, the net increase was only $2.5 million due to the particular accounting methodology used for this investment; the committed cost of the investment is initially capitalized and subsequently adjusted for the allocable share of losses or income from the limited partnership. As of September 30, 2003, the Company also shows a $1.6 million liability for funds committed but not yet disbursed for these investments. The $3 million commitment made in July 2003 required an initial capital investment of $1.1 million, and thus included a deferred obligation of $1.9 million payable in installments on demand of the general partner. It has an estimated internal rate of return in excess of 11%, assuming no gain on the sale of any of the properties subsequent to a 15-year holding period.

Also included in other assets is an investment in bank-owned life insurance (BOLI). In the third and fourth quarters of 2002, the Company purchased $13 million of BOLI. Combined with the BOLI it obtained in connection with the acquisition of Sierra National Bank in 2000 and BOLI used to hedge deferred compensation plans, and including changes in the net cash surrender values of all policies, the Company’s total investment in BOLI at September 30, 2003 is approximately $16 million. BOLI is a single premium life insurance product that has characteristics similar to an investment security, except that income is in the form of increases in net cash surrender value combined with death benefits rather than interest payments. Annual increases in the cash surrender value are currently close to 5% and have a guaranteed floor of between 4% and 5%. Increases in the net cash surrender value and death benefits are non-taxable. Portions of the death benefits have been allocated to employees whose lives are insured by the Company’s BOLI, and the income from net cash surrender value increases is being used to offset the cost of certain employee benefit plans.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another important balance sheet component impacting the Company’s net interest margin is its deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less-costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000.

Overall, deposits increased to $660 million at September 30, 2003 from $606 million at December 31, 2002. This represents an increase of almost $55 million, or 9%. Core deposits accounted for the bulk of the increase, rising by a combined $51 million. From the end of 2002 to September 30, 2003, non-interest bearing demand deposits increased by $19 million but stayed at about 28% of total deposits. During the same time frame interest-bearing demand accounts increased by $5 million, or 10%, savings balances increased by $11 million, or 30%, and money market demand balances increased by almost $17 million, or 13%. Combined, these categories increased from 35% to 37% of total deposits. Since the Company’s only new branch in 2003 did not commence operations until June, the increase in core deposits was achieved primarily through growth in the other branch offices. To assist the branches in their efforts, a marketing campaign promoting transaction accounts has been running continuously during the first three quarters of 2003 and a formal program aimed at improving cross-selling efforts has also been implemented. It is management’s opinion that the net increase in core deposits has at least in part been the result of a “flight to quality”, as the economy in general and equity markets in particular have engendered uncertainty. More aggressive deposit retention efforts may be needed as alternative investment products regain popularity.

The only core deposit category experiencing a drop was time deposits under $100,000. Those balances declined by $1.4 million, or about 2%, although this could be a case of customers valuing liquidity over yield as non-maturity core deposit categories more than made up for this loss. Non-core deposit balances, specifically time deposits in denominations of $100,000 or greater, increased by $3.4 million due to the addition of brokered deposits to help fund some of the growth in loans. The Company had a total of $50 million in brokered deposits on its books at September 30, 2003; however, maturities of these deposits are staggered over the next 16 months and they will be replaced as growth in branch deposits makes this possible.

Information concerning average balances and rates paid on deposits by deposit type for the three months and nine months ended September 30, 2003 and 2002 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

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

The Company occasionally uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There was a total of $5 million in overnight Federal Home Loan Bank borrowings at September 30, 2003, although this number has been substantially higher when necessary to fund the substantial growth in the Company’s loan portfolio that occurred in the past four months. It is currently at the same level as the $5 million balance of overnight borrowings at the end of 2002. Since growth in core deposits is typically slower and doesn’t always coincide with loan demand, the Company has in the past successfully followed the pattern of funding irregular growth in assets with overnight borrowings, which are then replaced with brokered time deposits having original maturities in the 3-month to 18-month time frame. Brokered deposits are allowed to roll off as growth in core deposits occurs. It is expected that this formula will again be applied, although no assurance can be given that the anticipated growth in core deposits will occur.

In addition, repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $15 million at September 30, 2003. While this was about the same as at the end of December, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Accrued interest payable decreased from the end of 2002 to September 30, 2003 because of lower interest rates. During the same period, all other non-interest bearing liabilities increased by $651,000. Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

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

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of September 30, 2003, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc.	-$	9,881,000	-$	4,989,000	-$	1,736,000	+$	328,000	-$	55,000	+$	1,098,000
% Change		-25.21%		-12.73%		-4.43%		0.84%		-0.14%		2.80%

The above profile illustrates that if there were an immediate downward adjustment of 100 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by around $1.7 million, or approximately 4.43%, over the next twelve months. By the same token, if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely increase by $328,000, or 0.84%, over the next year. According to the net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The changes in net interest income under rising and declining rate scenarios are typically expected to be more symmetrical. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. In rising rate scenarios the gain in net interest income is uneven because the Company’s prime rate is currently 75 basis points higher that the Wall Street Journal prime rate. We have assumed that as rates rise we will gradually allow the Company’s prime rate to return to its normal parity with the Wall Street Journal prime, thus creating a slight dip in net interest income between the 100 and 300 basis point rising rate scenarios.

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

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc.	-$531	+$1,388,000	+$1,474,000	+$328,000	-$55,000	+$1,098,000
% Change	-1.35%	3.54%	3.76%	0.84%	-0.14%	2.80%

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

As of September 30, 2003, non-pledged securities comprised $15 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, overnight fed funds sold, immediately marketable loan balances in the amount of $17 million, and the $16 million net cash surrender value of BOLI on the Company’s books at September 30, 2003. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $58 million at September 30, 2003. An additional $125 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount. The Company is also eligible to borrow up to $3.4 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

The decline in investments and cash has brought the Company’s liquidity ratio and average loans to assets ratio close to their internal policy guidelines of 15% and 78%, respectively. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are being monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios are well within policy guidelines.

CAPITAL RESOURCES

At September 30, 2003, the Company had total shareholders’ equity of $58.6 million, comprised of $3.9 million in common stock, $53.3 million in retained earnings, and $1.3 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2002 was $53.3 million. The $5 million increase in shareholders’ equity from December 31, 2002 to September 30, 2003 was due primarily to the addition of net earnings, less $2 million in dividends paid. However, it also includes a $1.2 million increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options, and a reduction of $1 million resulting from repurchased shares. The market value of investment securities fell by $557,000 relative to their amortized cost, net of the tax impact, which also created a decline in accumulated other comprehensive income.

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

The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines, Tier 1 Capital includes common stockholders’ equity and qualifying minority interests in consolidated subsidiaries (which, for the Company, means trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. Of the Company’s Tier 1 capital at September 30, 2003, $15 million, or approximately 22%, consisted of trust-preferred securities. Trust-preferred securities are considered to be Tier 1 capital for regulatory purposes, to the extent that they do not exceed 25% of total Tier 1 capital. They are, however, classified as long-term debt in accordance with generally accepted accounting principles. Tier 2 Capital includes preferred stock, certain types of debt equity, and the allowance for loan and lease losses, subject to certain limitations.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios
(dollars in thousands, unaudited)
	September 30, 2003	December 31, 2002	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	11.21%	11.98%	N/A
Tier 1 Capital to Total Risk-weighted Assets	10.26%	10.91%	N/A
Tier 1 Leverage Ratio	9.02%	8.99%	N/A

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	10.42%	10.99%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	9.47%	9.92%	6.00%
Tier 1 Leverage Ratio	8.33%	8.17%	5.00%

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

Not applicable

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

11	Statement of Computation of Per Share Earnings (4)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003 and incorporate herein by reference.
(4)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(b)	Reports on Form 8-K

•	A filing was made on July 23, 2003 of a press release dated July 21, 2003, reporting the Company’s preliminary results of operations and financial condition as of and for the calendar quarter ended June 30, 2003.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 10, 2003 Date	/s/ James C. Holly
SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

November 10, 2003 Date	/s/ Kenneth R. Taylor
SIERRA BANCORP
Kenneth R. Taylor
Senior Vice President & Chief Financial Officer