Form 10-K
period 2003-12-31
SIERRA BANCORP
filed 2004-03-24
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

As of June 30, 2003, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $72 million, based on the closing price reported to the Registrant on that date of $14.19 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of February 20, 2004 was 9,348,368.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.	BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Statutory Trust II, formed in March 2004 also for the purpose of issuing capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Capital Trust I and Sierra Statutory Trust II are not reflected on a consolidated basis in the financial statements of the Company.

The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2003, the Company had consolidated assets of $802 million, deposits of $684 million and shareholders’ equity of $60 million. The Company’s liabilities include $15 million in debt obligations due to Sierra Capital Trust I, related to capital trust pass-through securities issued by Sierra Capital Trust I in November 2001.

References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977 and opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. We operate seventeen full service branch offices throughout this geographic footprint, and have received regulatory approval for an eighteenth branch in the City of Clovis. The Clovis Branch is expected to commence operations in the second quarter of 2004. Prior to 1997, Bank of the Sierra had grown exclusively by establishing de novo full-service branch offices and credit centers. In February 1997 we made our first branch purchase of the Dinuba Office of Wells Fargo Bank. Between February 1997 and September 1999 we opened three additional de novo offices in Tulare, Hanford, and Fresno. In May 2000 we added four branches by the acquisition of Sierra National Bank (“SNB”): one in Bakersfield, another in California City, and two in Tehachapi. The locations of the Bank’s current offices are:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield California Office 5060 California Avenue	Bakersfield Ming Office 8500 Ming Avenue

California City:	California City Office 8031 California City Blvd.

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

The Bank’s gross loan balances at the end of 2003 totaled $611 million. Our principal retail lending services include home equity lines, consumer loans, and credit card loans. Three other significant dimensions to the Bank’s lending activities are agricultural lending, real estate financing, and small business lending.

Agricultural Credit Centers located in Fresno and Porterville provide a complete line of credit services in support of the agricultural activities that are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small business farming organizations, and major corporate farming units. The Bank Card Center, headquartered in Porterville, provides credit, debit, and ATM card services to all qualified Bank customers.

In addition, we staff our Fresno, Visalia, Porterville, and Bakersfield offices with real estate lending specialists. These officers are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs. In addition, we have an arrangement with Moneyline Lending Services, Inc. (“Moneyline”), whereby Moneyline underwrites single-family mortgage loans for qualifying Bank customers referred to them via Bank-branded delivery channels (i.e., Bank branches, the Bank’s internet site, and a dedicated telephone line).

We also engage in Small Business Administration lending and have been designated as an SBA Preferred Lender since 1999. For the SBA’s fiscal year ended September 30, 2003 the Bank originated 99 loans totaling $11.6 million. This placed the Bank as third in the SBA’s Fresno California District for the dollar volume of SBA loans, and fourth for the number of SBA loans. Further, Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program, and was fifth in the nation from 1999 through 2003 for the volume of loans produced, behind the likes of banks such as Wells Fargo, Bank One, and J.P. Morgan.

As of December 31, 2003, the principal areas in which we directed our lending activities and the percentage of our total loan portfolio for each of those areas were as follows: (i) loans secured by real estate (70.6%); (ii) commercial and industrial (including SBA) loans (18.6%); (iii) consumer loans (6.7%); (iv) agricultural loans (2.2%); and (v) credit cards (1.7%). Real-estate secured loans, loan sales, and loan servicing activities generated approximately 53% of our total interest and other income for 2003, and 52% during 2002. Real estate loans and related activities generated total revenue of $28.0 million and $26.3 million in 2003 and 2002, respectively.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest bearing transaction accounts, savings accounts, time deposit accounts and retirement accounts. Telephone banking and internet banking with bill-pay are options for our deposit customers. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, and drive-up banking, all provided with the highest level of customer service. At December 31, 2003 we had 53,737 deposit accounts totaling approximately $684 million, compared to 49,245 deposit accounts totaling approximately $606 million as of December 31, 2002.

We offer a multitude of other products and services to our customers to complement lending and deposit services. These include installment note collection, cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services. During the past few years we have added offsite ATMs, thereby increasing consumer convenience by facilitating cash advances and deposit capabilities not otherwise available at non-branch locations. The most recent addition is a Kiosk-style drive-through ATM, which commenced operations in a parking lot on the corner of a high-traffic intersection in Visalia during the fourth quarter of 2003. We currently operate six offsite ATM’s, and also utilize a mobile ATM unit at fairs, exhibitions, and various other community functions within our market area. We have a Spanish language option on our own network of ATMs, and shared ATM and Point of Sale (POS) networks allow our customers access to national and international funds transfer networks. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and assure a high level of customer satisfaction.

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

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”), was formed in June 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and to enhance and strengthen the Bank’s capital position and increase its earnings. Sierra Real Estate Investment Trust was capitalized in August 2002, when the Bank exchanged real-estate related assets for 100% of the common and preferred stock of the REIT, and it is currently the Bank’s only subsidiary. The Bank distributed a portion of its shares of the REIT’s preferred stock to more than 100 other individual investors in January 2003. The formation and capitalization of Sierra REIT had a substantial impact on the Bank’s 2002 tax liability and tax accruals were reduced accordingly. The REIT-related tax benefit accrued during 2003 was reversed at the end of the year, for reasons explained in the next section.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance public access to the electronic payments system, and enable us to improve our competitive position. In January of 2004, for example, we converted our core bank processing and online banking systems to increase efficiency and improve customer service. During 2003 we began offering lease financing as an alternative to loans and implemented an extensive customer service training program, among other things. The cost to the Bank for these development, operations, and marketing activities cannot be expressly calculated with any degree of certainty.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley. As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, the agriculture-related base has become less important. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. While the amounts expended on compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have not been insignificant, there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Recent Developments

On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to penalties outlined in recently-enacted California laws, and stating that REIT consent dividends are not deductible for California state income tax purposes. The Company has received advice from its REIT tax advisor (a national accounting firm) that the law has not changed, and the tax opinion it received on the validity of REIT benefits still stands as issued. The Company felt it prudent, however, to reverse REIT tax benefits accrued on its income statement during 2003 and to maintain an approximate 25% reserve for the possibility that 2002 benefits might be retroactively eliminated. No assurance can be given that REIT benefits will be available in the future, or that the Company will not be assessed by the Franchise Tax Board for back taxes, penalties, and interest. However, should this occur, it is likely that many California banks with REITs, including Bank of the Sierra, will vigorously defend their position that the law was correctly interpreted when REIT tax benefits were realized. Partially offsetting the negative impact of the fourth quarter 2003 reversal of accruals for REIT-related tax benefits were tax advantages associated with an additional $3 million investment in low-income housing tax credit funds made in July of 2003, and a higher level of tax-free income generated by bank-owned life insurance relative to 2002. The tax credit investment consists of a limited partnership interest in WNC Institutional Tax Credit Fund X, California 3 L.P., and increased the Bank’s total tax credit fund investments to $7.8 million at December 31, 2003.

In the third quarter of 2003, the Company received a final liquidating dividend of $125,000 from its investment in Sphinx International, Inc. (“Sphinx”). Sphinx was formerly known as Phoenix International Ltd., Inc., a computer software company which specialized in the production and marketing of client-user software for financial institutions. In 2001, Sphinx sold substantially all of its assets (including all of its operating business) and certain of its liabilities to London Bridge Phoenix Software, Inc. A partial cash distribution was made to shareholders at that time, with the promise of potential additional distributions as the remaining contingent liabilities were resolved. The Company’s remaining $90,000 investment in Sphinx was written off in the first quarter of 2002, subsequent to the receipt a letter from Sphinx that raised doubts about the ultimate resolution of those contingent liabilities, although the Company received $359,000 in liquidating dividends from Sphinx in 2002 after that letter. In the first quarter of 2003 the Company also wrote off its $40,000 investment in California Bankers Insurance Agency, subsequent to the receipt from them of correspondence alerting the Company to their dissolution.

In the second quarter of 2003 the Company established a leasing division to provide commercial customers with an alternative to traditional loans. We offer both finance and operating lease options as defined by generally accepted accounting principles; however, internal policy stipulates that the Company will only offer leases that are treated as true leases for tax purposes. Initially, all accounting and documentation is being outsourced to Phoenix Leasing Portfolio Services, Inc., a company based in San Rafael, California. We do not expect to aggressively pursue leasing business from outside our current service areas, or from companies with which we would not otherwise do business. This business line is projected to grow to about $10 million in total volume by the end of 2004, although no assurance can be given that ending balances will not be substantially over or under this target.

The Company has formed another trust subsidiary through which we issued $15 million in additional variable-rate trust preferred securities in March 2004. This additional regulatory capital will allow the Company to stay on track with current expansion plans without any impairment of risk-based capital ratios. While current rates and underwriting fees are substantially lower than when the Company issued its first $15 million in 2001, the cost of this money is still higher than the Company would otherwise pay for shorter-term borrowings from the Federal Home Loan Bank or from brokered deposit markets. The issuance of these trust preferred securities will, therefore, likely increase the Company’s overall funding costs.

Recent Accounting Pronouncements

In December, 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of a variable interest entity (VIE) that posses certain characteristics. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. The Company adopted FIN 46 on December 31, 2003. Although it appears to be an unintended consequence of FIN 46, adoption of this standard required the Company to deconsolidate its investment in Sierra Capital Trust I (Trust), which was formed in connection with the issuance of trust preferred securities. In management’s opinion, the effect of deconsolidation on the Company’s financial position and results of operations was not material. In addition, management does not believe that the Company has any VIEs that would be consolidated under the provisions of FIN 46.

In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the accounting changes resulting from FIN 46 and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2004. The Company adopted the provisions of this Statement on July 1, 2003 and, in management’s opinion, adoption of the Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management’s opinion, adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Competition

The banking business in California in general, and specifically in many of our market areas, is highly competitive with respect to virtually all products and services and has become increasingly more so in recent years. The industry continues to consolidate, and unregulated competitors have entered banking markets with products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers with meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area. For the combined Tulare, Kern, Fresno, and Kings county region, the four counties within which the Company operates, the top six institutions are all multi-billion dollar banks that control a combined 62.0% of deposit market share based on June 30, 2003 FDIC market share data. Bank of the Sierra, the largest independent community bank on the list, is seventh with a 4.1% share of aggregate deposits. In Tulare County, however, where the Bank was originally formed and has the largest number of branches, we rank third with 13.9% of total deposits, behind Wells Fargo (27.3%) and Bank of America (18.8%). The largest portion of deposits in the combined four-county area belongs to Bank of America, with 23.7%, while Wells Fargo is second with 17.0%, and Washington Mutual comes in third with 9.17%. Union Bank of California, Citibank, and Fremont Investment & Loan round out the top six. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand. They also have the ability to offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than do smaller community banks. For customers whose needs exceed our legal lending limit, we attempt to arrange for loans on a participation basis with other banks.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states, and the relatively large and expanding California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which became effective March 11, 2000, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

Our credit card business is subject to an even higher level of competitive pressure than our general banking business. There are a number of major banks and credit card issuers that are able to finance highly visible and extremely successful advertising campaigns with which community banks generally do not have the resources to compete. As a result, our credit card accounts and outstanding balances are likely to increase at a slower rate than for nationwide issuers. Additional competition comes from many non-financial institutions, such as retailers that offer credit cards.

Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. Competitors offering such products include traditional banks as well as savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For many years we have countered rising competition by providing a broad array of products accompanied by our own style of community-oriented, personalized service. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, and individualized service provided through our flexible policies. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. Other competitive advantages include our retention of drive-up teller windows, which have been eliminated by much of the competition, and our “preferred lender” or “PLP” status with the Small Business Administration, which enables us to approve SBA loans faster than many of our competitors. Layered on top of the Company’s traditional personal-contact banking philosophy are sophisticated telephone banking, internet banking, and online bill payment capabilities, which were implemented to meet the needs of customers with electronic access requirements and provide automated 24-hour banking. This high-tech and high-touch approach allows individuals to customize their access to the Company to their particular preference.

Employees

As of December 31, 2003 the Company had 243 full-time and 110 part-time employees. On a full time equivalent basis, the Company’s staffing stood at 326 at December 31, 2003, as compared to 311 at December 31, 2002. Staff was added during 2003 for the new office in Fresno, to provide resources in order to maintain satisfactory customer service in growth areas, and to enhance business development activities in certain markets. Our employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

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

The Company

The Company’s stock is traded on Nasdaq under the symbol BSRR, and as such the Company is subject to Nasdaq rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to periodic examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act. (See “Financial Modernization Act” below.)

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

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (the “DFI”) and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. Of the Company’s Tier 1 capital at December 31, 2003, $15 million, or approximately

22%, consisted of Trust Preferred Securities. However, no assurance can be given that Trust Preferred Securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2003 and 2002, the Bank’s Total Risk-Based Capital Ratios were 10.15% and 10.99%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.17% and 9.92%. As of December 31, 2003 and 2002, the Company’s Total Risk-Based Capital Ratios were 10.88% and 11.98%, respectively, and its Tier 1 Risk-Based Capital Ratios were 9.90% and 10.91%.

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

Additionally, the risk-based capital regulations include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 8.20% and 8.17% on December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company’s leverage capital ratios were 8.87% and 8.99%, exceeding regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of

5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2003 and 2002, the Bank was deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

In addition, banks must pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2004 is 1.54 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system. They determine CRA ratings based on the bank’s actual lending, service and investment activities, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in June 2001 when it received a “satisfactory” CRA Assessment Rating.

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

The Gramm-Leach-Bliley Act also imposes extensive requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

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

The Company has incorporated the requirements of the Patriot Act into its operating procedures, and while these requirements have resulted in an additional time burden the financial impact on the Company is difficult to quantify.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“SOA”) was enacted to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports under the Securities Exchange Act of 1934, including the Company.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of specified issues by the Securities and Exchange Commission and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which became effective from within 30 days to one year from enactment. The Securities and Exchange Commission has promulgated regulations to implement various provisions of the SOA, including additional disclosure requirements in periodic filings under the Exchange Act. The Company has revised its internal policies and Exchange Act disclosures to comply with these new requirements.

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

RISK FACTORS

Statements and financial discussion and analysis by management contained throughout this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number of risks and uncertainties. Factors that could cause actual results to differ materially from forward-looking statements herein include, without limitation, the factors set forth below.

Poor Economic Conditions in Our Market Areas May Cause Us to Suffer Higher Default Rates on Our Loans and Leases. A substantial majority of our assets and deposits are generated in the San Joaquin Valley in central California. As a result, poor economic conditions in the San Joaquin Valley could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The local economy currently appears to be experiencing a moderate expansion, and while the Company expects continued improvement, no assurance can be given that this will occur.

The San Joaquin Valley has not experienced the same type of growth that has historically occurred in other areas of California, especially those where high-tech industries have taken hold. While this fact minimized the negative impact of the recent technology-related downturn, unemployment levels are still relatively high. In the Visalia-Tulare-Porterville Metropolitan Statistical Area (“MSA”), for example, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate has averaged around 15.5% for the past four years. While unemployment levels remain relatively high in all of the Company’s markets, in recent years some areas in the south and central San Joaquin Valley have experienced substantial commercial growth. The area’s relatively inexpensive real estate and central proximity to both Southern and Northern California have attracted a growing number of warehouse and distribution facilities, as well as manufacturing, health, and other service companies. The low cost of housing has also drawn retirees from more expensive areas of California.

Poor Economic Conditions Affecting the Agricultural Industry Could Have an Adverse Effect on Our Customers and Their Ability to Make Payments to Us. The Company’s balance of non-performing assets is relatively high due in large part to persistent agricultural difficulties. Furthermore, a sizable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities. The ripple effect of lower commodity prices for milk, nuts, olives, grapes, tree fruit and oranges has a tendency to spread to lower land prices, lower borrower income, and lower collateral values. Weather patterns in particular are of critical importance to row crop, tree fruit, and orange production. A degenerative cycle of weather and commodity prices can impact consumer purchasing power, which has the potential to create further unemployment throughout the San Joaquin Valley. Global competition is another significant issue affecting the agricultural industry. Because of increased global competition and other factors, excess supply and low prices currently characterize the markets for many agricultural products. If current agricultural conditions do not improve, our level of non-performing assets could increase further. Such conditions have affected and may continue to adversely affect our borrower base and negatively impact our business.

Concentrations of Real Estate Loans Could Subject Us to Increased Risks in the Event of a Real Esate Recession or Natural Disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2003, 70.6% of our loan portfolio consisted of loans secured by real estate. Between the end of 1999 and the end of 2003, our loans secured by commercial/professional office properties (including construction and development loans) increased from 35.9% to 50.2% of total loans, while loans secured by residential properties have decreased form 23.3% to 16.2%. In the early 1990’s, the entire state of California experienced an economic recession that particularly impacted real estate values and resulted in increases in the level of delinquencies and losses for many financial institutions. Much of our market area seems to have been insulated from the significant fluctuations in real estate prices experienced by other parts of California over the past few decades. However, if a similar real estate recession affects our market areas in the future, the security for many of our loans could be reduced in value and the ability of some of our borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

We May Have Difficulty Managing Our Growth. Management intends to leverage the Company’s current infrastructure to grow assets, and one to two new branches per year are also tentatively planned, although no assurance can be provided that this strategy will result in significant growth. Our ability to manage growth will depend primarily on our ability to:

•	monitor and manage expanded operations;

•	control funding costs and operating expenses;

•	maintain positive customer relations; and

•	attract, assimilate and retain qualified personnel.

If we fail to achieve those objectives in an efficient and timely manner we may experience disruptions in our business plans, and our financial condition and results of operations could be adversely affected.

Our Earnings are Subject to Interest Rate Risk. The earnings of most financial institutions depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic, regulatory and competitive factors that influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services, and the Company is subject to interest rate risk to the degree that our interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given the current volume, mix, and re-pricing characteristics of the Company’s interest-bearing liabilities and interest-earning assets, our interest rate spread should not change significantly if interest rates rise or fall. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not continue to actively manage certain loan index rates in a declining rate environment, we would be negatively impacted.

We Operate in a Competitive Market Dominated by Banks and Other Financial Services Providers, Many of Which Have Lower Cost Structures and Offer More Services. In California generally, and in our primary service area specifically, branches of major banks dominate the commercial banking industry. By virtue of their larger capital base, such institutions have substantially greater lending limits than we have, and perform certain functions for their customers, including trust services and international banking, which we are not equipped to offer directly (but some of which we offer indirectly through correspondent relationships). Many of these banks also operate with economies of scale that result in lower operating costs on a per loan or per asset basis.

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies, and with quasi-financial institutions such as money market funds for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It can also make it more difficult for us to continue to increase the size of our loan and deposit portfolios.

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

We May Experience Loan and Lease Losses in Excess of Our Allowance for Loan and Lease Losses. We are careful in our loan underwriting process in order to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We create an allowance for estimated loan and lease losses in our accounting records, based on estimates of the following:

•	industry standards;

•	historical experience with our loans;

•	evaluation of economic conditions;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

We maintain an allowance for loan and lease losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, that are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If actual losses exceed the amount reserved, it will have a negative impact on our profitability. In addition, the FDIC and the Department of Financial Institutions, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the FDIC or the Department of Financial Institutions could also hurt our business.

Our Directors and Executive Officers Control a Near-Majority of Our Stock, and Your Interests May Not Always be the Same as Those of the Board and Management. As of February 20, 2004, our directors and executive officers, together with their affiliates, beneficially owned approximately 49% of the Bank’s outstanding voting stock (including vested option shares). As a result, if all of these shareholders were to take a common position, they could most likely control the outcome of most corporate actions, such as:

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

Provisions in Our Articles of Incorporation Will Delay or Prevent Changes in Control of Our Corporation or Our Management. These provisions make it more difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include the following:

•	staggered terms of office for members of the board of directors;

•	the elimination of cumulative voting in the election of directors; and

•	a requirement that our Board of Directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company.

ITEM 2.	PROPERTIES

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through April 2014 from parties unrelated to the Company. It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2003 was $10,887 per month. The Company also owns unencumbered property on which 13 of its 17 current branches are located, including the branches in Porterville, Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Tehachapi, and California City. One of the Fresno branches is owned while the other is leased from unrelated parties, as is the case in Bakersfield. Both Visalia branches are leased from unrelated parties. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties. The Bank has five remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal.

Management believes that the Company’s existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although limited branch expansion is planned.

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

(a) Market Information

Sierra Bancorp’s Common Stock has been listed on the Nasdaq National Market since August 10, 2001 (the effective date of the holding company reorganization), and Bank of the Sierra’s Common Stock was previously listed on the Nasdaq National Market since June 10, 1999. Our Common Stock trades on the Nasdaq Stock Market® under the symbol BSRR, and the CUSIP number for our stock is #064860109. Trading in the Common Stock of the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market. Management is aware of the following securities dealers which make a market in the Company’s stock: FTN Midwest Research, Memphis; Goldman, Sachs & Co., New York; Hoefer & Arnett, San Francisco; J. Alexander Securities, Inc., Los Angeles; Knight Securities, L.P., Jersey City, New Jersey; Merrill Lynch, New York; Morgan Stanley, New York; Sandler O’Neill, New York; Schwab Capital Markets, Jersey City, New Jersey; The Seidler Companies, Inc., Big Bear, California; and Susquehanna Capital Group, Pennsylvania (the “Securities Dealers”).

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

Calendar Quarter Ended	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume In Shares
	High	Low
March 31, 2002	$10.94	$6.96	139,900
June 30, 2002	$12.99	$9.53	150,500
September 30, 2002	$11.25	$9.71	380,400
December 31, 2002	$11.15	$8.66	403,500
March 31, 2003	$14.95	$9.87	480,100
June 30, 2003	$19.36	$13.11	743,700
September 30, 2003	$15.85	$12.86	780,700
December 31, 2003	$17.70	$14.52	670,500

(b) Holders

On February 20, 2004 there were approximately 1,866 shareholders of the Company’s Common Stock. Shareholders of record at the Company’s stock transfer agent totaled 681, while street name holders totaled about 1,185.

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

The Company paid cash dividends totaling $3.3 million, or $0.36 per share in 2003, and $2.6 million or $0.28 per share in 2002, representing 38% of the prior year’s earnings for both years. The Company’s general dividend policy is to pay cash dividends of approximately 35% the prior year’s net earnings, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”). The power of the Bank’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions which limit the amount available for cash dividends depending upon the earnings, financial condition and cash needs of the Bank, as well as general business conditions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

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

(d) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the fourth quarter of 2003:

	October	November	December
Total shares purchased	None	20,200	10,000
Average per share price	N/A	$16.60	$16.97
Number of shares purchased as part of publicly announced plan or program	None	20,200	10,000
Maximum number of shares remaining for purchase under a plan or program	208,000	187,800	177,800

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company,1 which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2003 and 2002, and for each of the years in the three year period ended December 31, 2003, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report.

[1]	In as much as the Company did not acquire the outstanding shares of the Bank until August 2001, the financial information contained throughout this Annual Report for 2000 and earlier is for the Bank only. Information for 2003 through 2001 is for the Company on a consolidated basis unless otherwise stated.

Selected Financial Data

As of and for the years ended December 31,

(Dollars in thousands, except per share data)

	2003	2002	2001	2000 (1)	1999
Income Statement Summary
Interest income	$42,607	$42,085	$43,338	$45,528	$33,864
Interest expense	$6,874	$9,096	$15,892	$18,677	$11,721
Net interest income before provision for loan losses	$35,733	$32,989	$27,446	$26,851	$22,143
Provision for loan losses	$3,105	$3,350	$1,300	$2,760	$2,118
Non interest income	$10,418	$8,522	$9,663	$6,436	$5,346
Non-interest expense	$28,299	$26,242	$25,309	$22,304	$16,984
Income before provision for income taxes	$14,747	$11,919	$10,500	$8,223	$8,387
Provision for income taxes	$4,383	$3,080	$3,622	$2,742	$2,775
Net Income	$10,364	$8,839	$6,878	$5,481	$5,612

Balance Sheet Summary
Total loans, net	$602,264	$505,655	$480,393	$416,392	$314,474
Allowance for loan losses	$(6,701)	$(5,939)	$(5,675)	$(5,362)	$(3,319)
Securities held to maturity	$—	$—	$—	$—	$64,886
Securities available for sale	$84,798	$83,911	$92,689	$110,752	$26,528
Cash and due from banks	$53,042	$55,819	$40,025	$44,664	$31,413
Federal funds sold	$—	$—	$—	$246	$—
Other real estate owned	$2,784	$1,421	$769	$1,530	$2,553
Premises and equipment, net	$18,291	$17,578	$14,304	$14,477	$11,597
Total Interest-Earning assets	$695,479	$596,529	$579,480	$535,689	$408,924
Total Assets	$801,674	$701,578	$650,410	$606,726	$458,384
Total Interest-Bearing liabilities	$536,811	$475,716	$454,216	$431,468	$327,835
Total Deposits	$684,477	$605,705	$521,317	$527,776	$385,818
Total Liabilities	$741,698	$648,291	$604,269	$565,944	$421,685
Total Shareholders’ Equity	$59,976	$53,287	$46,141	$40,782	$36,699

Per Share Data
Net Income Per Basic Share	$1.12	$0.96	$0.75	$0.60	$0.61
Net Income Per Diluted Share	$1.03	$0.91	$0.75	$0.59	$0.61
Book Value	$6.43	$5.76	$5.01	$4.43	$3.98
Cash Dividends	$0.36	$0.28	$0.18	$0.23	$0.22
Weighted Average Common Shares Outstanding Basic	9,288,908	9,252,093	9,212,280	9,212,280	9,212,280
Weighted Average Common Shares Outstanding Diluted	10,018,096	9,665,839	9,221,480	9,212,280	9,252,193

Key Operating Ratios:

Performance Ratios:
Return on Average Equity (2)	18.34%	17.59%	15.94%	14.30%	16.24%
Return on Average Assets (3)	1.43%	1.32%	1.15%	0.96%	1.33%
Net Interest Spread (tax-equivalent) (4)	5.38%	5.22%	4.25%	4.60%	5.10%
Net Interest Margin (tax-equivalent)	5.71%	5.64%	5.26%	5.19%	5.80%
Dividend Payout Ratio (5)	32.27%	29.31%	24.11%	38.33%	36.07%
Equity to Assets Ratio (6)	7.77%	7.50%	7.21%	6.69%	8.22%
Efficiency Ratio (tax-equivalent)	59.67%	61.60%	66.24%	63.38%	58.17%
Net Loans to Total Deposits at Period End	87.99%	83.48%	92.15%	78.90%	81.51%

Asset Quality Ratios:
Non Performing Loans to Total Loans	1.09%	1.26%	2.01%	0.73%	0.29%
Nonperforming Assets to Total Loans and Other Real Estate Owned	1.54%	1.53%	2.17%	1.05%	1.08%
Net Charge-offs (recoveries) to Average Loans	0.43%	0.62%	0.23%	0.43%	1.11%
Allowance for Loan Losses to Net Loans at Period End	1.11%	1.17%	1.18%	1.29%	1.06%
Allowance for Loan Losses to Non-Performing Loans	100.27%	91.84%	58.00%	173.87%	363.13%

Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	8.87%	8.99%	9.02%	5.64%	8.13%
Tier 1 Capital to Total Risk-weighted Assets	9.90%	10.91%	11.03%	7.76%	10.30%
Total Capital to Total Risk-weighted Assets	10.88%	11.98%	12.18%	9.00%	11.32%

(1)	On May 19, 2000, Bank of the Sierra acquired the net assets of Sierra National Bank (SNB). The transaction was accounted for using the purchase method of accounting; therefore, data prior to the acquisition of SNB does not include the financial position or results of operations of SNB.
(2)	Net income divided by average shareholders’ equity.
(3)	Net income divided by average total assets.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Dividends declared per share divided by net income per share.
(6)	Average equity divided by average total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition and results of operations of the Company as of and for each of the years in the three-year period ended December 31, 2003. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

Statements contained in this report or incorporated by reference that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward-looking statements include but are not limited to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations.

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

Summary of Performance

The Company again achieved record earnings in 2003. In fact, net income has increased in 19 of the last 20 years. Net income in 2003 was $10.4 million, an increase of more than $1.5 million, or 17.3%, over the $8.8 million in net earnings recognized in 2002. Net income in 2002 was $2.0 million higher than 2001 net earnings of $6.9 million. Net income per basic share was $1.12 for 2003, as compared to $0.96 during 2002 and $0.75 in 2001. The Company’s Return on Average Assets (“ROA”) was 1.43% and Return on Average Equity (“ROE”) was 18.34% in 2003, as compared to 1.32% and 17.59%, respectively in 2002, and 1.15% and 15.94%, respectively for 2001. The following were significant factors relevant to the Company’s results of operations for the most recent three years:

•	Net interest income was the major contributor to the increase in net income in 2003. The $2.7 million, or 8.3%, increase in net interest income was primarily the result of 6.3% growth in average earning assets and a 7 basis point improvement in net interest margin. Relatively strong growth in average core deposits was the most significant driver of the net interest margin increase. In 2002 the largest gain was also in net interest income, which came from $62 million growth in average earning assets and a 40 basis point improvement in the Company’s net interest margin. The net interest margin increased in 2002 mainly because of a relatively stable interest rate environment during most of 2002 that allowed the Company to maintain its cost of funds at record low levels. In 2001, the Company’s interest-earning assets repriced more quickly that its interest-bearing liabilities during a record drop in interest rates, which had a negative impact on the Company’s net interest margin that year.

•	Non-interest income showed healthy improvement in 2003, increasing by $1.9 million, or 22.2%. Service charges on deposits increased by $702,000, or 13.3%, due to the increase in demand deposit accounts, and a

$662,000 increase in bank-owned life insurance (“BOLI”) income was also a significant factor in the overall increase in non-interest income. The bulk of the Company’s BOLI investments were made in September and October of 2002.

•	Non-interest expenses were held to a 7.8% increase in 2003, despite increases of almost 19% in salaries and employee benefits, and occupancy and fixed asset expenses. Those increases, which were in part the result of a conversion to in-house item processing in September of 2002 and the addition of a branch in 2003, were partially offset by savings from the elimination of outsourced item processing costs in 2003. Outsourced item processing costs totaled $1.4 million in 2002.

•	The provision for loan losses was $245,000 lower in 2003 despite significant growth in the Company’s loan portfolio, because most of the growth was comprised of loans secured by real estate which have a lower historical loss factor and due to the fact that net loan charge-offs were lower in 2003 than in 2002.

•	The provision for income taxes experienced a disproportionate increase of $1.3 million, or 42.3%, from 2002 to 2003, while pre-tax income increased by $2.8 million, or only 23.7%, for the same periods. The increase in the tax accrual rate in 2003 was due to the Company’s decision in the fourth quarter of 2003 to reverse all tax benefits derived during the year from the Company’s real estate investment trust (“REIT”). The increase in the Company’s tax provision would have been even higher in 2003 if not for higher BOLI income, which is tax-exempt, and additional low-income housing investment tax credits.

The following are important factors in understanding our financial condition and liquidity, which remain strong:

•	Total assets grew by $100 million, or 14.3%, from $702 million at the end of 2002 to $802 million at the end of 2003. Most of this increase came from growth in loan balances, and because most of the loan expansion occurred in the latter half of 2003 the impact on annual average balances was not as great as it might otherwise have been.

•	Gross loan and lease balances increased by $97.4 million, mainly from growth in real-estate secured loans. The majority of the increase in loan balances was generated in high growth markets located within the Company’s geographic footprint, however net loan participations added approximately $13 million from outside our primary service area.

•	Cash and due from banks was $2.8 million lower at December 31, 2003 than at December 31, 2002, primarily due to timing differences in the collection of cash items. The annual average balance of cash and due from banks was $37.0 million in 2003, relative to $35.5 million in 2002.

•	An important shift in the composition of the Company’s balance sheet was seen in loans and leases, which increased to 75.1% of total assets at December 31, 2003 from 72.1% at the end of 2002.

•	A notable change in deposits from the end of 2002 to the end of 2003 was a $32 million, or 19.2%, increase in demand deposit balances. Non-interest bearing deposits increased to 28.7% of total deposits at the end of 2003 as compared to 27.2% at the end of 2002.

•	Other interest-bearing core deposits increased by a combined $34.8 million, or 10.8%, despite historically low interest rates. These core deposit increases were the result of focused marketing and increased cross-selling efforts. Management intends to continue these activities, although no assurance can be given that core deposits will continue in the same growth patterns, and the possibility exists that a change in the interest rate environment or changes in the relative returns of non-deposit products such as mutual funds or bonds could lead to disintermediation.

•	Short-term borrowings increased from 3.0% to 4.5% of total liabilities. The increase in short-term funding balances was mainly the result of overnight borrowings that were being used as an interim measure to fund the rapid loan growth that occurred in the latter half of the year.

•	Total shareholders’ equity increased to $60 million at December 31, 2003 from $53 million at December 31, 2002, due primarily to the retention of earnings less dividends paid. This is an increase of $7 million, or about 13.0%. The Company’s total risk-based capital ratio at December 31, 2003 was 10.88%.

Results of Operations

During 2003 the Company generated net income of $10.4 million as compared to $8.8 million in 2002 and $6.9 million in 2001. The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as loan sales, bank-owned life insurance, and gains on sales from the Company’s investment portfolio. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $35.7 million in 2003 compared to $33.0 million and $27.4 million in 2002 and 2001, respectively. This represents an increase of 8.3% in 2003 over 2002, and an increase of 20.2% in 2002 over 2001. The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

The Volume and Rate Variances table which follows sets forth the dollar amount of changes in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average balances (volume changes) or changes in average interest rates. Volume changes are calculated by multiplying the change in the average balance by the prior period rate, whereas rate changes are equal to the change in average rate times the current period balance. The variances attributable to both the volume and rate changes have been allocated to the change in rate.

Volume & Rate Variances

(dollars in thousands)

	Years Ended December 31,
	2003 over 2002			2002 over 2001
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:

Investments:
Federal funds sold / Due from time	$(132)	$(24)	$(156)	$99	$(294)	$(195)
Taxable	$18	$(899)	$(881)	$(1,021)	$(258)	$(1,279)
Non-taxable(1)	$(228)	(68)	$(296)	$81	(232)	$(151)
Equity	$(18)	$(22)	$(40)	$(11)	$116	$105

Total Investments	$(360)	$(1,013)	$(1,373)	$(852)	$(668)	$(1,520)

Loans:
Agricultural	$84	$(57)	$27	$(168)	$(63)	$(231)
Commercial	$306	$434	$740	$1,252	$(1,722)	$(470)
Real Estate	$3,576	$(1,497)	$2,079	$4,252	$(3,413)	$839
Consumer	$(70)	$(779)	$(849)	$1,110	$(870)	$240
Credit Cards	$(39)	$(83)	$(122)	$(102)	$(9)	$(111)
Leases	$—	$20	$20	$—	$—	$—

Total Loans and Leases	$3,857	$(1,962)	$1,895	$6,344	$(6,077)	$267

Total Earning Assets	$3,497	$(2,975)	$522	$5,492	$(6,745)	$(1,253)

Liabilities

Interest Bearing Deposits:

NOW	$3	$0	$3	$25	$(191)	$(166)
Savings Accounts	$50	$(1)	$49	$57	$(249)	$(192)
Money Market	$403	$(920)	$(517)	$889	$(1,906)	$(1,017)
TDOA's & IRA's	$16	$(153)	$(137)	$(68)	$(394)	$(462)
Certificates of Deposit < $100,000	$(139)	$(470)	$(609)	$(1,161)	$(2,410)	$(3,571)
Certificates of Deposit ≥ $100,000	$(85)	$(597)	$(682)	$648	$(2,681)	$(2,033)

Total Interest Bearing Deposits	$248	$(2,141)	$(1,893)	$390	$(7,831)	$(7,441)

Borrowed Funds:
Federal Funds Purchased	$(61)	$(1)	$(62)	$53	$(100)	$(47)
Repurchase Agreements	$(139)	$(92)	$(231)	$286	$(393)	$(107)
Other Borrowings	$—	$85	$85	$(2)	$(5)	$(7)
TRUPS	$—	$(121)	$(121)	$856	$(50)	$806

Total Borrowed Funds	$(200)	$(129)	$(329)	$1,193	$(548)	$645

Total Interest Bearing Liabilities	$48	$(2,270)	$(2,222)	$1,583	$(8,379)	$(6,796)

Net Interest Income	$3,449	$(705)	$2,744	$3,909	$1,634	$5,543

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown in the table, volume variances contributed $3.4 million to net interest income, while unfavorable changes in interest rates offset the favorable volume variance by $705,000 for a net increase of $2.7 million in net interest income. The positive volume variance is mainly due to growth in average earning assets and a significant increase in demand deposits, which diminished the need for interest-bearing liabilities to fund asset growth. Note that growth in earning assets added $3.5 million to interest income, while growth in interest-bearing liabilities added only $48,000 to interest expense. The detrimental rate movement was the result of the re-pricing characteristics of the Bank’s rate-sensitive assets and liabilities. Volume and rate variances are discussed more fully in the paragraphs following the Distribution, Rate, and Yield table.

The following Distribution, Rate and Yield table shows, for each of the past three years, the annual average balance for each principal balance sheet category, and the amount of interest income or interest expense associated with that category. This table also shows the yields earned on each component of the Company’s investment and loan portfolio, the average rates paid on each segment of the Company’s interest bearing liabilities, and the Company’s net interest margin. The net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets, was 5.71% in 2003, an increase of 7 basis points from the 5.64% margin reported for 2002. In 2001 the net interest margin was 5.26%.

Distribution, Rate & Yield

(dollars in thousands)

	Year Ended December 31,
	2003(a)			2002(a)			2001(a)
	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)
Assets
Investments:
Federal Funds Sold/Due from Time	$4,082	$47	1.15%	$11,734	$203	1.73%	$9,395	$398	4.24%
Taxable	$43,635	$1,501	3.44%	$43,314	$2,382	5.50%	$60,057	$3,661	6.10%
Non-taxable	$38,713	$1,553	6.08%	$44,145	$1,849	6.35%	$42,427	$2,000	7.14%
Equity	$1,917	$159	8.29%	$2,113	$199	9.42%	$2,391	$94	3.93%

Total Investments	$88,347	$3,260	4.60%	$101,306	$4,633	5.51%	$114,270	$6,153	6.29%

Loans and Leases:(c)
Agricultural	$10,370	$681	6.57%	$9,191	$654	7.12%	$11,344	$885	7.80%
Commercial	$105,139	$6,795	6.46%	$100,074	$6,055	6.05%	$83,968	$6,525	7.77%
Real Estate	$378,674	$27,633	7.30%	$332,192	$25,554	7.69%	$283,426	$24,715	8.72%
Consumer	$39,064	$2,952	7.56%	$39,793	$3,801	9.55%	$30,339	$3,561	11.74%
Credit Cards	$10,674	$1,266	11.86%	$10,983	$1,388	12.64%	$11,781	$1,499	12.72%
Leases	$166	$20	12.05%	$—	$—	0.00%	$—	$—	0.00%
Other	$6,657	$—	0.00%	$7,381	$—	0.00%	$5,999	$—	0.00%

Total Loans and Leases	$550,744	$39,347	7.14%	$499,614	$37,452	7.50%	$426,857	$37,185	8.71%

Other Earnings Assets	$1,000			$1,033

Total Earning Assets(e)	$640,091	$42,607	6.78%	$601,953	$42,085	7.15%	$541,127	$43,338	8.20%

Non-Earning Assets	$86,928			$68,455			$57,429

Total Assets	$727,019			$670,408			$598,556

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$53,931	$53	0.10%	$51,058	$50	0.10%	$45,668	$216	0.47%
Savings	$44,624	$227	0.51%	$34,785	$178	0.51%	$30,170	$370	1.23%
Money Market	$132,885	$1,377	1.04%	$109,561	$1,894	1.73%	$83,925	$2,911	3.47%
TDOA’s, and IRA’s	$19,677	$319	1.62%	$19,005	$456	2.40%	$20,526	$918	4.47%
Certificates of Deposit < $100,000	$90,522	$1,649	1.82%	$96,448	$2,258	2.34%	$120,434	$5,829	4.84%
Certificates of Deposit ≥ $100,000	$111,834	$2,293	2.05%	$115,133	$2,975	2.58%	$101,944	$5,008	4.91%

Total Interest-Bearing Deposits	$453,473	$5,918	1.31%	$425,990	$7,811	1.83%	$402,667	$15,252	3.79%
Borrowed Funds:
Federal Funds Purchased	$423	$7	1.65%	$3,791	$69	1.82%	$2,608	$116	4.45%
Repurchase Agreements	$14,938	$94	0.63%	$26,148	$325	1.24%	$15,728	$432	2.75%
Other Borrowings	$7,405	$85	1.15%	$41	$—	0.00%	$63	$7	11.11%
TRUPS	$15,464	$770	4.98%	$15,464	$891	5.76%	$1,397	$85	6.08%

Total Borrowed Funds	$38,230	$956	2.50%	$45,444	$1,285	2.83%	$19,796	$640	3.23%

Total Interest Bearing Liabilities	$491,703	$6,874	1.40%	$471,434	$9,096	1.93%	$422,463	$15,892	3.76%
Demand Deposits	$170,530			$141,120			$125,833
Other Liabilities	$8,289			$7,592			$7,118
Shareholders’ Equity	$56,497			$50,262			$43,142

Total Liabilities and Shareholders’ Equity	$727,019			$670,408			$598,556

Interest Income/Earning Assets			6.78%			7.15%			8.20%
Interest Expense/Earning Assets			1.07%			1.51%			2.94%

Net Interest Margin(d)		$35,733	5.71%		$32,989	5.64%		$27,446	5.26%

(a)	Average balances are obtained from the best available daily or monthly data.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan Fees were approximately $1,661,000, $779,000, and $(85,500) for the years ended. December 31, 2003, 2002, and 2001 respectively. Loans are gross of the allowance for possible loan losses, deferred fees and related direct cost.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

A substantial portion of the Company’s earning assets are variable-rate loans that re-price immediately when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This timing difference causes the Company to be slightly asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. In 2003, shorter-term interest rates continued their declining trend of the previous two years and fell by another 25 basis points. The establishment of informal floors on certain variable loan rates, however, minimized the impact of declining rates during 2003. The converse of this “hedge” for declining rates is that net interest income will not increase as rapidly in a rising rate environment. In 2002, floors on loan rates and aggressive reductions in the pricing of deposit products also resulted in a fairly stable net interest margin, which showed significant improvement over 2001. During most of 2001, a precipitous drop in interest rates had a sustained negative impact on the Company’s net interest margin as assets re-priced more quickly than liabilities. Exacerbating the timing effect was the narrowing of the relative spread between loan and deposit rates as market rates moved lower.

A positive factor impacting the Company’s net interest margin in both 2003 and 2002 was a favorable shift in the mix of the Company’s deposits and other interest-bearing liabilities. For 2003, average interest-bearing deposits fell slightly relative to average total liabilities and shareholders equity, dropping to 62.4% from 63.5%, and borrowed funds also declined to 5.3% from 6.8%. Making up the difference was $29.4 million, or 20.8% growth in average non-interest bearing demand deposits, which increased to 23.5% from 21.0% of average total liabilities and shareholders equity. In 2002, the increase in average demand deposit balances was $15.3 million, or 12.1%, relative to 2001. The new Fresno branch opened in June of 2003, and increased cross-selling efforts and marketing campaigns targeting checking accounts were in effect during much of the year, all of which contributed to the increase in demand deposit balances in 2003.

In addition to their decline relative to total liabilities and equity, there were income-enhancing changes within interest-bearing deposits. Substantial volume growth occurred in relatively low-cost savings accounts, which increased by $9.8 million, or 28.3%, for 2003 in comparison to 2002, and expanded to 9.8% from 8.2% of average interest-bearing deposits. Average money market account balances increased by $23.3 million, or 21.3%, in 2003 relative to 2002, growing to 29.3% from 25.7% of average interest-bearing deposits. Time certificates of deposit, which are relatively more costly components of interest-bearing liabilities, fell to 44.6% of average interest-bearing deposits in 2003 as compared to 49.7% in 2002. In 2003, time certificates of deposit had a weighted average cost of 1.95%, while money market and savings accounts had a weighted average cost of only .90%. The changes in customer core deposit balances may be due in part to uncertainty in equity markets and the desire of our customers to minimize their risk of principal loss, as insured bank deposits are currently viewed as a safe haven relative to other investment products. However, as depositors feel more secure with alternative investments, the Company could be forced to pay increasingly more for deposits to avoid potential run-off, even if other interest rates remain static.

From 2002 to 2003, the Company’s average loan portfolio grew by approximately $51 million, or 10.2%, with earnings on that growth, net of associated funding costs, contributing to net interest income. Since most of the growth in 2003 occurred in the last half of the year, the increase in annual average balances is significantly lower than the $97 million increase in actual balances from the end of 2002 to the end of 2003. Furthermore, loan balances, which are the highest yielding component of the Company’s earning assets, have become a larger portion of the Company’s average asset base, increasing to 75.8% of average assets in 2003 from 74.5% in 2002. Conversely, average investment balances have declined relative to total assets, to 12.1% in 2003 from 15.1% in 2002, due primarily to a decrease in fed funds sold.

Having a negative effect on the Company’s net interest margin in 2003 was an $18.5 million, or 27.0%, increase in average non-earning assets. This increase was centered in the Company’s BOLI and low-income housing tax credit fund investments, which averaged $15.8 million and $6.5 million, respectively in 2003, but only $5.3 million and $4.4 million, respectively in 2002. These assets, while having a positive impact on the Company’s profitability with expected tax-equivalent returns in the 8% to 11% range, are technically not interest-earning assets. Their returns are not included as interest income, yet they are “funded” for the most part with interest-bearing liabilities and thus these balances ultimately have a negative impact on the Company’s net interest margin. Management estimates that this impact was not more than a few basis points in 2003, although it would become more significant in a rising rate environment. This should be more than offset, however, by increases in other income from gains in the net cash surrender value of BOLI and tax credits generated by the low-income housing tax credit funds.

Management anticipates that the Company’s current net interest margin will not vary significantly under any likely interest rate scenario, and net interest income will increase if loans grow as planned and the loan growth is funded by reasonably priced deposits. However, no assurance can be given that this will, in fact, occur.

Non-interest Income and Non-interest Expense

The Company’s results reflect a $1.9 million, or 22.2%, increase in non-interest income for 2003 relative to 2002. Non-interest income was $10.4 million in 2003 and $8.5 million in 2002, and increased to 1.63% from 1.42% of average earning assets. Non-interest expense was $28.3 million in 2003 versus $26.2 million in 2002, an increase of $2.1 million, or 7.8%. Non-interest expense increased slightly as a percentage of average earning assets, growing to 4.42% in 2003 from 4.36% in 2002. Because the increase in net interest plus other income in 2003 was proportionately greater than the increase in non-interest expenses, the Company’s overhead efficiency ratio fell. The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest and non-interest income. The provision for loan and lease losses is not factored into the equation. Calculated on a tax-equivalent basis, the Company’s overhead efficiency ratio was 59.7% in 2003 as compared to 61.6% for 2002. The following table sets forth the major components of the Company’s non-interest income and non-interest expense for the years indicated:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	2003	% of Total	2002	% of Total	2001	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$5,978	57.38%	$5,276	61.91%	$4,754	49.20%
Credit Card Fees	$671	6.44%	$603	7.08%	$482	4.99%
Other service charges, commissions & fees	$1,852	17.78%	$1,043	12.24%	$787	8.14%
BOLI Income	$926	8.89%	$264	3.10%	$139	1.44%
Gains on sales of loans	$267	2.56%	$658	7.72%	$899	9.30%
Loan servicing income	$162	1.56%	$217	2.55%	$1,168	12.09%
Gains on sale of investment securities	$118	1.13%	$280	3.29%	$1,108	11.47%
Other	$444	4.26%	$181	2.12%	$326	3.37%

Total non-interest income	$10,418	100.00%	$8,522	100.00%	$9,663	100.00%
As a percentage of average earning assets		1.63%		1.42%		1.79%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$13,886	49.07%	$11,695	44.57%	$10,908	43.10%
Occupancy costs
Furniture & Equipment	$2,788	9.85%	$2,219	8.46%	$1,987	7.85%
Premises	$2,450	8.66%	$2,186	8.33%	$2,187	8.64%
Advertising and Marketing Costs	$1,117	3.95%	$995	3.79%	$829	3.28%
Data Processing Costs
Item processing costs	$—	0.00%	$1,389	5.29%	$1,375	5.43%
Other data processing	$1,095	3.87%	$787	3.00%	$506	2.00%
Deposit Services Costs	$1,054	3.72%	$1,101	4.20%	$1,418	5.60%
Loan Services Costs
Loan Processing	$373	1.32%	$548	2.09%	$445	1.76%
ORE Owned	$36	0.13%	$70	0.27%	$129	0.51%
Credit Card	$522	1.84%	$583	2.22%	$566	2.24%
Other loan services	$3	0.01%	$20	0.08%	$32	0.13%
Other Operating Costs
Telephone & data communications	$700	2.47%	$784	2.99%	$1,041	4.11%
Postage & mail	$463	1.64%	$518	1.97%	$426	1.68%
Other	$988	3.49%	$786	3.00%	$415	1.64%
Professional Services Costs
Legal & Accounting	$878	3.10%	$1,065	4.06%	$1,457	5.76%
Other professional service	$1,150	4.06%	$743	2.83%	$853	3.37%
Stationery & Supply Costs	$650	2.30%	$593	2.26%	$615	2.43%
Sundry & Tellers	$146	0.52%	$160	0.61%	$120	0.47%

Total non-interest Expense	$28,299	100.00%	$26,242	100.00%	$25,309	100.00%
As a % of average earning assets		4.42%		4.36%		4.68%
Net non-interest income as a % of earning assets		-2.79%		-2.94%		-2.89%
Efficiency Ratio (tax-equivalent)		59.67%		61.60%		66.24%

The primary sources of non-interest income for the Company have traditionally included the following: Service charges on deposit accounts; other service charges, commissions, and fees including ATM fees, check card interchange fees, and other miscellaneous income; gains on the sale of loans; loan servicing income; and credit card fees. During 2001, the Company also realized substantial gains on the sale of investment securities, and from the sale of loan servicing rights it had retained on previously sold residential mortgage loans. Loan sale income and loan servicing income are becoming less significant components of the Company’s profitability, while BOLI income has gained in importance. Other service charges and fees have also increased in relative importance to the Company over the past three years, and non-recurring gains from the sale of foreclosed properties boosted other income in 2003. Taking investment gains out of the equation, and excluding non-recurring gains of approximately $177,000 on the sale of other real estate owned in 2003 and about $789,000 on loan servicing in 2001, combined loan sale and servicing income fell to 4.2% of recurring non-interest income in 2003 from 10.6% in 2002 and 16.5% 2001. Using the same denominator, BOLI income increased to 9.1% in 2003 from 3.2% in 2002 and 1.8% in 2001, while “other service charges, commissions & fees” increased to 18.3% in 2003 from 12.7% in 2002 and 10.1% in 2001.

The most significant source of non-interest income to the Company continues to be service charges on deposit accounts, however, which totaled $6.0 million in 2003, $5.3 million in 2002, and $4.8 million in 2001. The Company’s ratio of service charge income to average transaction accounts (demand and interest-bearing NOW accounts) was 2.7% in 2003, as compared to 2.7% in 2002 and 2.8% for 2001.

Other service charges, commissions, and fees also constitute a substantial portion of non-interest income, and totaled $1.9 million in 2003, $1.0 million in 2002, and $787,000 in 2001. The largest items comprising the $809,000 increase in 2003 are the following: A combined $185,000 increase in check card interchange and ATM fees, which came mostly from increased activity but was also impacted by a fourth quarter transaction fee adjustment; a $107,000 increase in mortgage loan referral fees resulting from a relatively high level of re-financing activity; the receipt of $85,000 in interest on income tax refunds; rental income totaling $77,000 received on other real estate owned; and $66,000 in rental income generated by operating leases. The bulk of the increase in 2002 was the result of higher check card interchange fees.

BOLI income, which is not taxable, is generated by the increase in the cash surrender values of bank-owned life insurance policies net of the cost of the associated insurance benefits and certain consulting expenses. This income increased by approximately $662,000 in 2003 to a total of $926,000, which reflects a full year of income from the $13 million BOLI purchase made in September and October of 2002.

Income from loan sales was $267,000 in 2003, $658,000 in 2002, and $899,000 in 2001. While the Company still originates and sells a certain number of residential mortgage loans (primarily those associated with its all-in-one “construction through permanent financing” product), in March of 2002 the Company restructured its mortgage lending group to reduce expenses and began outsourcing the majority of its residential mortgage loan origination services to Moneyline Lending, Inc. This resulted in a drop-off in loan sales income, although Moneyline pays the Company referral fees for successfully closed loans. Moneyline fees are reflected in other service charges, commissions and fees, and totaled approximately $168,000 in 2003 and $61,000 in 2002. Since those fees are dependent on the volume of closed residential mortgage loans, no assurance can be given that the current level of income will continue to be realized.

Loan servicing income reached unusual levels in 2001, when non-recurring gains of approximately $789,000 were realized on the sale of the loan servicing rights the Company had retained on previously sold residential mortgage loans. Pursuant to a detailed analysis of the loan servicing area, management determined that loan servicing revenue was not sufficient to cover associated costs and maintain a reasonable profit margin, and decided to sell the servicing rights on its residential loan servicing portfolio. With the sale of most of the Company’s loan servicing portfolio, recurring loan servicing income (excluding one-time gains) has dropped off substantially and was only $162,000 in 2003 compared to $217,000 in 2002 and $379,000 in 2001, although associated expenses have also declined.

Credit card fees increased by $68,000, or 11.3%, to $671,000 in 2003 from $603,000 in 2002. These fees expanded by a much greater amount in 2002, however, with the addition of an annual fee for participation in the Company’s “Score Card” program. For 2002 relative to 2001 credit card fees increased by $121,000, or 25.1%. With no plans for significant growth in credit card receivables, credit card fees will likely stay at about the same level in 2004.

The $118,000 gain on investment securities in 2003 is primarily comprised of liquidating dividends resulting from the Company’s investment in Sphinx, as that company completed its planned dissolution. Other gains from municipal bonds called in 2003 were offset by the Company’s write-off of its $40,000 investment in California Bankers Insurance Agency, subsequent to the receipt from them of correspondence alerting the Company to their dissolution. The $280,000 gain in 2002 was also largely due to $359,000 in liquidating dividends from Sphinx, less the write-off of the remaining $90,000 book value of that equity investment. The total gain on investments in 2001 was significantly higher than in the two subsequent years. The decline in market interest rates in 2001 caused escalation in the market value of the Company’s investment portfolio, which is substantially comprised of fixed-rate bonds, and the Company was able to realize some of those gains as bonds were sold during the year. Also of note is the $263,000, or 145.3% increase in other income in 2003, which was mainly the result of non-recurring gains from the sale of Other Real Estate Owned but also includes a $68,000 increase in rental income from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated.

The largest dollar increase in 2003 for any single non-interest expense category was in salaries and employee benefits, which increased by $2.1 million, or 18.7%, to $13.9 million. These expenses also increased relative to total non-interest expense, going to 49.1% in 2003 from 44.6% in 2002. Regular salaries (not including overtime, temp costs, or incentive pay) increased by 11.3% in 2003 and contributed about $1.2 million to the overall increase in total salaries and employee benefits. Since annual increases for existing employees averaged less than 5%, or about $500,000, the rest of the increase in regular salaries is due to staff additions. Salaries and benefits in 2003 include staffing costs for the branch added in June 2003, and reflect a full year of item processing personnel who came on board in August of 2002. Furthermore, there were selective staff additions in our branches to boost business development activities, and back office staff additions to enhance customer service. The increase in salaries and benefits in 2003 also includes an approximate $400,000 increase in accruals for salary continuation agreements, which were adopted for certain key employees in the fourth quarter of 2002 in conjunction with the Company’s purchase of BOLI. As intended, however, BOLI income more than offset expense accruals for salary continuation agreements, as well as accruals for the directors’ retirement plan discussed later in this section. Most of the remaining 2003 increase in compensation expenses can be explained by the rising cost of benefits. The Company’s workers compensation premiums nearly doubled, increasing by $195,000 per year to a total of $392,000 for 2003, and group health insurance costs were up by $149,000 despite an increase in the percentage of premiums reimbursed by employees.

Based on market analysis and peer comparisons, it is management’s opinion that the Company can achieve future growth in loans and deposits with only minimal increases in staff. Thus, it is expected that salaries and employee benefits will decline as a percentage of earning assets over the next few years, although there is no guaranty that this will actually occur. The number of full-time equivalent employees was 326 at the end of 2003, 311 at the end of 2002, and 287 at the end of 2001.

Total rent and occupancy costs, including furniture and equipment expenses, were $5.2 million in 2003, $4.4 million in 2002, and $4.2 million in 2001. The annual increase in these expenses was $833,000, or 18.9% for 2003, and $231,000, or 5.5% in 2002, and they rose to 18.5% of total non-interest expense in 2003 from 16.8% in 2002. Approximately half of the increase in 2003 is related to the inclusion of costs for a full year of the in-house item processing operation, in the form of rent expense and depreciation on the equipment and tenant improvements, whereas in-house item processing was only in operation for about one quarter in 2002. In late 2002 our data processing operations also relocated to the same building utilized by item processing, further increasing rent expense. The new branch that commenced operations in Fresno in June was another factor in the increase in rent and occupancy expense. Furthermore, security services were enhanced in 2003, which created an additional $76,000 in what are likely to be ongoing occupancy expenses. Although relatively minor in 2003, it should also be pointed out that depreciation related to operating leases will likely grow and is expected to become an increasingly significant portion of equipment expense in the future.

Total data processing costs dropped by $1.1 million, or 49.7%, to a total of $1.1 million in 2003. Item processing outsourcing costs were completely eliminated in 2003, but totaled $1.4 million in 2002. Other data processing costs increased by $308,000, or 39.1%, due mainly to termination fees and other costs associated with the Company’s conversion of its core banking and online banking software in January of 2004. Deposit services costs fell by $47,000, or 4.3%, in 2003 primarily because of lower ATM network costs. Loan services expenses were down by $287,000, or 23.5%. This decline was mainly the result of more accurate tracking and aggressive collection efforts for appraisal and inspection costs, but also reflects a slight decline in mortgage servicing costs.

The total cost of professional services was $2.0 million in 2003, $1.8 million in 2002, and $2.3 million in 2001. While professional services expenses increased by $220,000, or 12.2%, in 2003, they dropped by $502,000, or

21.7%, in 2002 relative to 2001, since 2001 includes about $200,000 in costs associated with forming the holding company. Included in the 2003 net increase is a drop of $187,000 in legal and accounting fees and a $407,000 increase in the cost of other professional services. Legal and accounting costs declined by a net 17.6% in 2003 relative to 2002, due to the following: Audit and tax costs fell by $111,000, because 2002 included $200,000 in fees associated with formation of the Company’s REIT; legal costs were $214,000, or 46.2% lower, mainly because of lower legal costs related to collections; and payments to consultants for compliance, loan, and operations reviews increased by $139,000 due to the increased size and complexity of the Company. The majority of the 54.8% increase in other professional services in 2003 is explained by the fact that 2003 includes a full year of accruals for a retirement plan for directors that was adopted effective October 1, 2002 in conjunction with the purchase of BOLI. These accruals were approximately $315,000 higher in 2003 than in 2002.

The “other operating costs” category includes telecommunications, postage, and other miscellaneous costs, and totaled $2.2 million in 2003, $2.1 million in 2002, and $1.9 million in 2001. These expenses increased by $64,000, or 3.1% in 2003, and $206,000, or 10.9% in 2002. Other operating expenses for 2003 relative to 2002 include approximately $200,000 more in accruals for estimated operating losses on the Company’s investments in low-income housing tax credit funds. The losses are an expected component of these investments, and are factored into the initial assessment of projected returns. This increase was partially offset by an $84,000 reduction in telecommunications expenses resulting from the restructuring of telephone and data line configurations, and a $55,000 reduction in postage costs.

We are increasingly focused on enhancing fee income and controlling overhead expenses to mitigate the potential effect of intensified competition on the Company’s net interest margin. Improvement is evident in the Company’s tax-equivalent overhead efficiency ratio, which dropped to 59.7% in 2003 from 61.6% for 2002 and 66.2% in 2001. No assurance can be given that future reductions in the Company’s efficiency ratio can be achieved as planned.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans and leases. The Company sets aside an allowance or reserve for loan and lease losses through charges to earnings, which are shown in the income statement as the provision for loan and lease losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan and lease loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan and lease losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan and Lease Losses”.

The Company’s provision for loan and lease losses was $3.1 million in 2003, $3.4 million in 2002, and $1.3 million in 2001. The provision in 2003 was $245,000 lower than in 2002 due in part to lower net charge-offs, which fell by $743,000 in 2003 to $2.3 million. Because the provision exceed charge-offs during 2003, the Company’s allowance for loan and lease losses increased by $762,000, or 12.8%. Subsequent to a thorough review of the allowance relative to the current size and composition of the Company’s loan and lease portfolio, this increase has been judged by management to be adequate to maintain the allowance at an appropriate level.

Income Taxes

In 2003, the Company’s provision for state and federal income taxes was $4.4 million, while the provision was $3.1 million and $3.6 million, respectively, for 2002 and 2001. This represents 29.7% of income before taxes in 2003, 25.8% in 2002, and 34.5% in 2001. The tax accrual rate declined substantially in 2002 from the rate in 2001 due primarily to the tax impact of the real estate investment trust, but also because of tax credits generated by low-income housing investments and interest deductions for enterprise zone loans, all of which are described in more detail below. The effective tax rate increased in 2003 relative to 2002 due to the suspension of real estate investment trust tax benefits, as discussed below, but the tax credits have been increased and enterprise zone deductions remain, thus the 2003 effective rate is still lower than in 2001.

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

The REIT was formed to provide the Company with greater flexibility in managing its capital, but had the added benefit of providing California income tax benefits. The Company adjusted its tax accrual effective August 2002 to allow for the year-to-date impact of the REIT, and the total tax accrual for 2002 was approximately $540,000 lower than it otherwise would have been. We continued to recognize this tax benefit through most of 2003. However, because of an adverse interpretation of existing law that was released by the California Franchise Tax Board (“FTB”) on December 31, 2003, effective as of that date the Company reversed all REIT-related tax benefits recognized during that year and suspended the recognition of those benefits going forward. California tax laws relating to REIT’s have not changed and our REIT tax advisors (a national accounting firm) have affirmed their initial tax opinion, thus we do not expect the FTB’s interpretation to go unchallenged. No assurance can be given that the tax benefits originally expected to be generated by the REIT will be realized for 2003 or future years, however. In addition, there appears to be a strong possibility that the FTB will contest tax benefits realized from the REIT in 2002. If those benefits are ultimately reversed, the Company would be required to pay the additional tax, interest, and possible penalties relating to the 2002 tax year, and would have to reflect on its current-period income statement the amount by which actual payments exceed its tax reserve for such a contingency. This outcome could add as much as $200,000 to our tax provision if this occurs in 2004.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. Most of the Company’s temporary differences involve recognizing more expenses in its financial statements than it has been allowed to deduct for taxes, and therefore the Company’s deferred tax asset typically exceeds its deferred tax liability. At December 31, 2003 the Company’s $3.3 million net deferred tax asset was primarily due to temporary differences in the reported allowance for loan losses, deferred compensation, and depreciation.

The Company’s income tax expense is also affected by income earned on tax-exempt securities. These securities are primarily the Company’s investments in state, county and municipal bonds, which averaged 43.8% of the total investment portfolio in 2003 and 43.6% in 2002, and provided $1.6 million in federal tax-exempt income in 2003 and $1.8 million in 2002.

Although not reflected in the investment portfolio, in 2003 the Company committed $3 million to an investment in WNC Institutional Tax Credit Fund X, a low-income housing partnership, which should result in about $3.1 million in net total tax credits over its expected 15 year life. This is in addition to a $3 million investment in a like fund in 2002, which should generate $3.2 million in net total tax credits, and a $2.9 million investment in 2001, which is expected to result in $3.0 million in net total tax credits. About $423,000 of those credits should apply to the 2003 tax year, while $353,000 of the tax credits were realized in 2002. In 2004, it is expected that approximately $937,000 of these tax credits will be utilized. All of the credits, however, are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty.

In addition, in early 2002 the Company reevaluated the interest income earned on its loans to companies whose operations are located in areas designated as “enterprise zones” by the State of California. This interest income is partially exempt from California income taxes, and in 2002 the Company recognized $307,000 in total refunds of prior year taxes based on amended returns filed with the California Franchise Tax Board. These refunds were received by the Company, with interest, in late 2003.

Financial Condition

A comparison between the summary year-end balance sheets for 1999 through 2003 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years. Prior to 2003, asset growth was most pronounced in 2000 as a result of the acquisition of SNB. However, the Company experienced growth in total assets in 2003 of over $100 million, or 14.3%, as compared to growth in 2002 of $51 million, or 8%, and growth in 2001 of $44 million, or 7.2%. Total assets were $802 million and $702 million at December 31, 2003 and 2002, respectively. A positive trend is also seen in the increase in loans relative to total earning assets every year since 1999, which has contributed to the Company’s relatively strong net interest margin. On the liability side, an increase in non-interest bearing deposits relative to total liabilities from the end of 2001 to the end of 2003 also had a positive effect on the Company’s net interest margin. Marketing and customer service efforts are currently focused on maintaining or improving the ratio of demand deposits to total liabilities in an effort to sustain this impact, although no assurance can be given that this will occur. The “other assets” category, which is comprised mainly of accrued interest receivable, deferred taxes, prepaid items, and other investments (including the net cash surrender value of bank-owned life insurance policies), has also consistently increased over the past few years. The $3.3 million, or 10.4% increase in 2003 was mainly due to an additional $3 million low-income housing tax credit fund commitment. The rather large $15.0 million, or 89.7% increase during 2002 was due to the Company’s $13 million investment in BOLI plus another $3 million low-income housing tax credit fund investment.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition. At December 31, 2003, gross loans and leases represented 76.2% of total assets, compared to 73.1% and 74.8% at December 31, 2002 and 2001, respectively. Management expects that the Company’s ratio of loans and leases to assets will average between 77% and 78% during 2004, although the ratio also depends upon the relative growth of investments and non-earning assets and could be higher or lower. The ratio of loans and leases to deposits also increased to 88.0% at the end of 2003 from 83.5% at the end of 2002.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases, net of deferred fees and origination costs, outstanding at December 31st for each year from 1999 through 2003. The Loan and Lease Distribution table that follows sets forth the amount of the Company’s total loans and leases outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs.

Loan and Lease Distribution

(dollars in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Agricultural	$13,693	$11,030	$14,471	$16,306	$15,096
Commercial and Industrial	$91,367	$81,242	$80,613	$65,591	$45,489
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	$306,635	$238,709	$196,455	$165,759	$114,038
Secured by Residential Properties	$98,892	$91,084	$106,772	$102,594	$74,052
Secured by Farmland	$25,280	$16,931	$16,998	$17,575	$16,250
Held for Sale	$513	$653	$1,048	$2,128	$10,957

Total Real Estate	$431,320	$347,377	$321,273	$288,056	$215,297
Small Business Administration loans	$21,964	$21,918	$16,942	$10,883	$7,185
Consumer Loans	$41,106	$39,826	$41,958	$29,379	$23,777
Leases	$792	$—	$—	$—	$—
Credit Cards	$10,439	$11,225	$11,344	$11,481	$10,666

Total Loans and Leases	$610,681	$512,618	$486,601	$421,696	$317,510

Percentage of Total Loans and Leases
Agricultural	2.24%	2.15%	2.97%	3.87%	4.75%
Commercial and Industrial	14.96%	15.85%	16.57%	15.55%	14.33%
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	50.21%	46.57%	40.37%	39.31%	35.92%
Secured by Residential Properties	16.19%	17.77%	21.94%	24.33%	23.32%
Secured by Farmland	4.14%	3.30%	3.49%	4.17%	5.12%
Held for Sale	0.08%	0.13%	0.22%	0.50%	3.45%

Total Real Estate	70.63%	67.77%	66.02%	68.31%	67.81%
Small Business Administration loans	3.60%	4.28%	3.48%	2.58%	2.26%
Consumer Loans	6.73%	7.77%	8.62%	6.97%	7.49%
Leases	0.13%	0.00%	0.00%	0.00%	0.00%
Credit Cards	1.71%	2.18%	2.34%	2.72%	3.36%

	100.00%	100.00%	100.00%	100.00%	100.00%

As displayed in the table, aggregate loan and lease balances have increased by $293 million, or 92.3%, over the last four years. The Company’s branches and other business units generated the bulk of that growth, although about $13 million in net growth in 2003 was from commercial real estate loan participations purchased and about half of the Company’s total $104 million loan growth during 2000 was due to the acquisition of SNB. The most significant shift in the loan portfolio mix over the past five years has been toward real estate loans secured by commercial properties, which increased from 35.9% of total loans at the end of 1999 to 50.2% of total loans at the end of 2003. The Company’s commercial loans are targeted for the largest percentage growth in 2004. However, from a pure volume standpoint, commercial real estate is still an important part of the Company’s lending focus and is likely to remain so for the immediate future.

Demand for loans is strong in some markets within the Company’s service area, despite apparent weak demand elsewhere in California and in the United States. In view of that fact competition has intensified locally, especially in the Fresno and Bakersfield markets. The Company intends to address increased competition with its addition of leasing options and possible further expansion of loan products. More extensive loan-oriented marketing has also been planned. Overall, loan demand in the Company’s immediate market has been weighted toward loans secured by real estate, including commercial and professional buildings and single family dwellings, as well as commercial loans, including SBA loans. As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years. Loans secured by real estate and commercial loans comprised 70.6% and 18.6%, respectively, of the Company’s total loan portfolio at the end of 2003. The largest percentage and volume growth for any major category of loans during 2003 came in total loans secured by real estate, which increased by $84 million, or 24.2%. Real estate loans secured by commercial/professional office properties (including construction and development loans) increased by $68 million, or 28.5%, and accounted for the majority of the dollar increase in real estate loans. However, loans secured by farmland increased by larger percentage, going up by $8 million, or 49.3%.

Commercial loans, including SBA loans, grew by $10 million, or 9.9%, during 2003. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence. Additionally, the Company has a business unit dedicated to its SBA product and is very active in specific SBA program lending. Further, the Company is designated as an SBA Preferred Lender, which allows greater flexibility to meet small business loan requests with a more timely credit approval process. In the past the Company has sold some of its SBA loans, and while we still have the ability to do so, our intention for the immediate future is to retain the SBA loans we originate. The Company’s dedication to SBA lending was recently reaffirmed when Bank of the Sierra was named third in the SBA’s Fresno California District for the dollar volume of SBA loans, and fourth for the number of SBA loans. Further, Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program, and was fifth in the nation from 1999 through 2003 for the volume of loans produced under that program, behind the likes of banks such as Wells Fargo, Bank One, and J.P. Morgan.

The consumer loans category represented 6.7% of total loans and leases at December 31, 2003 and 7.8% of total loans and leases outstanding at December 31, 2002. These loans increased slightly, by $1.3 million or 3.2%, during 2003. These balances consist primarily of automobile loans and unsecured lines of credit, which have gained popularity due to their ease of use. This relatively small increase is due in part to the fact that the Company has encountered a great deal of competition for consumer lending products, but is also because home equity lines, other revolving consumer credit facilities and credit card lines, which are all reflected in other loan categories, are playing an increasingly important role in the Company’s consumer lending activities. In fact, a total of $38 million of the Company’s loans to individuals at the end of 2003 are in the form of home equity loans, which allow more favorable tax treatment of interest payments. These home equity loans, which are captured within the total reported for real estate loans secured by residential properties, increased by $11.5 million, or 42.7% during 2003.

Agricultural loans remained at 2.2%, about the same percentage of the Company’s total loan and lease balances at the end of 2003 as at the end of 2002. However, this is down from 4.8% at the end of 1999. The decline in the relative level of agricultural loans over the past few years has been due in part to reduced local plantings in response to foreign competition. However, the Company has also withdrawn from financing production lines, where year-to-year cash flow variations can impede the ability of borrowers to meet contractual repayment terms. With uncertain commodity prices some of our borrowers have experienced declining equity in farming operations, and many are selling farm land for alternate uses such as housing and commercial development.

Credit card loans represented just 1.7% of total loans and leases outstanding at December 31, 2003, having declined from 3.4% of total loans and leases at December 31, 1999. Despite this decrease, the credit card segment of the Company’s loan product group remains an important part of the Company’s relationship-oriented retail lending strategy.

Another important aspect of the Company’s loan business has been that of residential real estate loans which, up until March of 2002, were generated internally by the real estate mortgage loan department and ultimately sold in the secondary market to government sponsored enterprises or other long-term lenders. The Company originated and sold aggregate balances of approximately $41 million of such loans during 2001. This changed in March 2002, when the Company ceased originating and selling those loans itself, and began collecting referral fees for directing most of its residential mortgage customers to Moneyline. From March 2002 through December 2002, the Company referred a total of $17 million in successfully completed mortgage loans to Moneyline, with the volume of referrals increasing to $45 million in 2003. The Company also originates and sells agricultural mortgage loans to certain other investors, and the volume of these loans serviced totaled $32 million as of December 31, 2003. Total loans serviced for others numbered 97 with an aggregate balance of $33 million as of the end of 2003, as compared to 128 loans with an aggregate balance of $43 million at the end of 2002 and 167 loans with an aggregate balance of $59 million at December 31 2001.

The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure to in an effort to avoid any related loss or liability.

Loan and Lease Maturities

The following maturity table shows the amounts of total loans and leases outstanding as of December 31, 2003, including non-accruing loans. The maturity distribution is based on remaining scheduled principal payments that are due within three months, after three months but less than one year, after one but within five years, or after five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories.

Loan and Lease Maturity

(dollars in thousands)

	As of December 31, 2003
	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$2,626	$8,386	$1,948	$733	$13,693	$1,461	$1,220
Commercial and Industrial (1)	$8,238	$33,852	$42,640	$28,601	$113,331	$52,789	$18,452
Real Estate	$31,080	$38,910	$81,913	$279,417	$431,320	$223,218	$138,112
Consumer Loans	$1,204	$1,279	$15,283	$23,340	$41,106	$24,476	$14,147
Credit Cards	$384	$3,491	$6,564	$—	$10,439	$6,564	$—
Leases	$—	$—	$576	$216	$792	$—	$792

TOTAL	$43,532	$85,918	$148,924	$332,307	$610,681	$308,508	$172,723

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

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $227 million at December 31, 2003 as compared to $176 million at December 31, 2002. Net of credit card lines available which were $43 million and $40 million at December 31, 2003 and 2002, unused commitments represented 30.1% and 26.4% of outstanding gross loans and leases at December 31, 2003 and 2002, respectively. The Company’s stand-by letters of credit at December 31, 2003 and 2002 were $21.1 million and $6.5 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements located elsewhere herein.

Contractual Obligations

As of December 31, 2003, the Company had contractual obligations for the following payments, by type and period due:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$15,464,000	$—	$—	$—	$15,464,000
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	$3,383,000	$570,000	$971,000	$760,000	$1,082,000
Purchase obligations	$1,072,212	$696,018	$250,796	$125,398	$—
Other long-term obligations	$2,827,987	$1,996,635	$684,679	$146,673	$—

Total	$22,747,199	$3,262,653	$1,906,475	$1,032,071	$16,546,000

Non-performing Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of asset quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of becoming less valuable if the obligor’s financial capacity to repay deteriorates, and the Company’s equity investments could fall in value.

To help minimize credit quality concerns, the Company has established a sound approach to credit that includes well-defined goals and objectives and well-documented credit policies and procedures. The policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality. The Company’s internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan and lease customers as well as the relative diversity and geographic concentration of our loan and lease portfolio.

Unfortunately, the Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As a multi-community independent bank serving a specific geographic area, the Company must contend with the unpredictable changes of the California and San Joaquin Valley markets. The Company’s asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, weather-related agricultural loan losses, and depressed prices for agricultural goods. The San Joaquin Valley, however, currently appears poised for commercial and residential growth even as the agricultural industry remains weak. Major companies are discovering the San Joaquin Valley as an ideal location for distribution facilities, jobs are growing at a relatively fast rate, and comparatively low-cost housing has attracted new residents from the more expensive regions of California. The Company is optimistic that the local economy will continue to improve, but no assurance can be given that such improvement will in fact occur.

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan or lease. At that point, the Company stops accruing income from the interest, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale. The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated.

39

Non-performing Assets

(dollars in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Nonaccrual Loans and Leases:(1)
Agricultural	$725	$15	$185	$652	$—
Commercial and Industrial	$2,370	$1,070	$1,022	$47	$—
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$116	$350	$503	$—	$—
Secured by Residential Properties	$260	$31	$—	$—	$130
Secured by Farmland	$1,920	$2,343	$4,945	$1,267	$—

TOTAL REAL ESTATE	$2,296	$2,724	$5,448	$1,267	$130
Small Business Administration loans	$787	$323	$—	$—	$—
Consumer Loans	$284	$141	$22	$22	$38
Credit Cards	$15	$56	$39	$132	$220

SUBTOTAL	$6,477	$4,329	$6,716	$2,120	$388

Loans and leases 90 days or more past due & still accruing:
(as to principal or interest)
Agricultural	$—	$—	$1,418	$—	$73
Commercial and Industrial	$—	$1,426	$867	$110	$27
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$700	$—	$163	$—
Secured by Residential Properties	$—	$—	$640	$94	$280
Secured by Farmland	$—	$—	$—	$106	$—

TOTAL REAL ESTATE	$—	$700	$640	$363	$280
Small Business Administration loans	$206	$—	$—	$438	$102
Consumer Loans	$—	$—	$126	$31	$4
Credit Cards	$—	$12	$17	$22	$40

SUBTOTAL	$206	$2,138	$3,068	$964	$526

TOTAL NON-PERFORMING LOANS AND LEASES	$6,683	$6,467	$9,784	$3,084	$914

Other Real Estate Owned	$2,784	$1,421	$769	$1,530	$2,553

Total nonperforming assets	$9,467	$7,888	$10,553	$4,614	$3,467

Restructured loans and leases (2)	N/A	N/A	N/A	N/A	N/A
Nonperforming loans and leases as % of total gross loans and leases	1.09%	1.26%	2.01%	0.73%	0.29%
Nonperforming assets as a % of total gross loans and leases and other real estate owned	1.54%	1.53%	2.17%	1.05%	1.08%

(1)	Additional interest income of approximately $664,000 would have been recorded for the year ended December 31, 2003 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
(2)	A “restructured loan or lease” is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Total non-performing balances stood at $9.5 million at the end of 2003, with over 50% of those balances being agriculture-related. The non-performing agriculture loans and OREO stem from issues in our Agriculture Credit Department prior to its reorganization in 2001. At that time, an experienced agriculture lender/manager was hired to monitor problems that were becoming apparent, implement tighter controls, and establish more effective underwriting criteria. With that accomplished, we are now cautiously expanding the agricultural loan portfolio with loans to creditworthy borrowers, although no assurance can be given that all of those borrowers will continue to pay principal and interest in a timely manner.

The balance of non-performing assets at the end of 2003 represents an increase of $1.6 million, or 20.0%, from year-end 2002 levels. Non-performing assets to total gross loans plus OREO increased only slightly, however, to 1.54% at the end of 2003 from 1.53% at the end of 2002, and non-performing loans as a percentage of total loans and leases fell to 1.09% from 1.26%. The main changes in non-performing assets during 2003 were the transfer of $1.4 million in commercial loans that were over 90 days past due but still accruing as of the end of 2002 to non-accrual status, and a $1.4 million increase in OREO. The OREO increase was due to the Company’s foreclosure on buildings and equipment securing a $2.7 million commercial loan. We are optimistic that the current fair market value of the property is sufficient to ensure a full recovery, however the ultimate amount recovered could differ substantially.

Although non-performing balances increased in 2003, the Company’s non-performing assets were lower at December 31, 2002 than at the end of 2001 by $2.7 million, or 25.3%, due in part to the favorable resolution of certain problem credits. However, much of the decline was simply the result of the level of net loan balances charged off, which increased by $2.1 million in 2002 due to a more proactive approach to identifying and aggressively charging off loans when losses appear imminent (see “Allowance for Loan Losses”). The Company’s non-performing assets increased by $5.9 million during 2001, primarily as the result of the transfer of $4.5 million in loans to a single borrower to non-accrual status. Approximately $2.4 million of that balance has been collected and $650,000 has been charged off, thus the remaining balance on those loans was about $1.5 million as of the end of 2003.

A mitigating factor when evaluating the Company’s non-performing loans is that $2.8 million, or 42.0%, of the total $6.7 million balance at year-end 2003 is secured by real estate. An additional $1.2 million, or 18.2%, is comprised of the guaranteed portion of loans that are backed by the U.S. government.

The Company expects to maintain or reduce its non-performing loans as a percentage of total gross loans and leases, however an increase in the dollar amount of non-accrual loans and leases is possible as we expand our lending activities. We also expect occasional foreclosures as a last resort in the resolution of some problem credits.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for losses based on management’s evaluation of known and inherent risks in the Company’s loan and lease portfolio. The allowance is increased by provisions charged against current earnings, and reduced by net charge-offs. Loans and leases are charged off when they are deemed to be uncollectible, while recoveries are generally recorded only when cash payments are received subsequent to the charge off.

We employ a systematic methodology for determining the allowance for loan and lease losses that includes a periodic review process and adjustment of the allowance at least quarterly. Our process includes a review of individual loans and leases that have been specifically identified as problems or have characteristics that could lead to impairment, as well as detailed reviews of other loans and leases (either individually or in pools).

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and leases, and other factors. Quantitative factors also incorporate known information about individual loans and leases, including borrowers’ sensitivity to interest rate movements and to other quantifiable external factors, such as commodity price changes and acts of nature (freezes, earthquakes, fires, etc.), that occur in a particular period.

Qualitative factors are at least to some extent based on management’s judgment and experience. They include an assessment of the general economic environment in our markets and, in particular, the state of agriculture and other key industries in the Central San Joaquin Valley. The way a particular loan or lease might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examinations, model imprecision, and the expected rate of portfolio growth are additional factors that are considered. The table which follows summarizes the activity in the allowance for loan and lease losses for the years indicated:

Allowance For Loan Losses and Leases

(dollars in thousands)

	As of December 31,
	2003	2002	2001	2000	1999
Balances:
Average gross loans and leases outstanding during period	$550,744	$500,461	$426,968	$403,290	$288,729

Gross loans and leases outstanding at end of period	$610,681	$512,618	$486,601	$421,696	$317,510

Allowance for Loan and Lease Losses:
Balance at beginning of period	$5,939	$5,675	$5,362	$3,319	$4,394

Adjustments (1)	$—	$—	$—	$1,018	$—

Provision Charged to Expense	$3,105	$3,350	$1,300	$2,760	$2,118

Charge-offs
Agricultural	$—	$602	$81	$324	$1,880
Commercial & Industrial Loans (2)	$1,491	$1,161	$295	$705	$290
Real Estate loans	$—	$—	$—	$—	—
Consumer Loans	$542	$1,031	$376	$253	$374
Leases	$—	$—	$—	$—	$—
Credit Card Loans	$561	$580	$587	$657	$729

Total	$2,594	$3,374	$1,339	$1,939	$3,273

Recoveries
Agricultural	$34	$34	$31	$27	$1
Commercial & Industrial Loans (2)	$68	$156	$187	$44	$28
Real Estate loans	$—	$—	$—	$—	$—
Consumer Loans	$73	$37	$39	$66	$12
Leases	$—	$—	$—	$—	$—
Credit Card Loans	$76	$61	$95	$67	$39

Total	$251	$288	$352	$204	$80

Net Loan and Lease Charge-offs	$2,343	$3,086	$987	$1,735	$3,193

Balance at end of period	$6,701	$5,939	$5,675	$5,362	$3,319

Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.43%	0.62%	0.23%	0.43%	1.11%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.10%	1.16%	1.17%	1.27%	1.05%
Allowance for Loan and Lease Losses to Non-Performing Loans and Leases	100.27%	91.84%	58.00%	173.87%	363.13%
Net Loan and Lease Charge-offs to Allowance for Loan and Lease Losses at End of Period	34.96%	51.96%	17.39%	32.36%	96.20%
Net Loan and Lease Charge-offs to Provision for Loan and Lease Losses	75.46%	92.12%	75.92%	62.86%	150.76%

(1)	Allowance acquired from Sierra National Bank
(2)	Includes Small Business Administration Loans.

The Company’s allowance for loan and lease losses increased by $762,000 during 2003 and ended the year at $6.7 million. The loss provision in 2003 totaled $3.1 million, compared to $3.4 million in 2002. Although the provision was $245,000 lower in 2003 than in 2002, net loans charged off were also $743,000 lower. Net loan charge-offs in 2003 were $2.3 million, or 0.43% of average loans and leases, compared to $3.1 million, or .62% in 2002. While commercial loan charge-offs increased slightly in 2003, charge-offs declined for agricultural loans and consumer loans. The decrease in consumer loan charge-offs was mainly because 2002 charge-offs were unusually high, due to certain unsecured lines of credit that were purchased by the Company in late 2001 and charged off in 2002. Specifically, some of the lines were to technology-sector executives who became unable to meet contractual repayment terms subsequent to the purchase. The agricultural charge-off in 2002 represents balances that were placed on non-accrual in 2001 and were ultimately deemed to be uncollectible.

The allowance as a percentage of total loans and leases at year-end 2003 declined to 1.10% versus 1.16% at the end of 2002. This drop was mainly due to the extraordinary growth in real-estate secured loan balances, which have lower historical loss ratios and thus have a smaller reserve percentage applied against them. Because non-performing balances actually increased at a much lower rate that the loan portfolio as a whole, however, the allowance for loan and lease losses increased as a percentage of non-performing loans. That ratio was 100.3% at the end of 2003, versus 91.8% at the end of 2002.

Our methodology for determining the adequacy of the Company’s allowance for loan and lease losses is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio. On an ongoing basis we engage outside firms to independently assess our methodology, and to perform independent credit reviews of our loan and lease portfolio. The Company’s external auditors, the FDIC, and the California Department of Financial Institutions also review the allowance for loan and lease losses as an integral part of the examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan and lease losses is adequate as of December 31, 2003 to cover known and inherent risks in the portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that such factors will not result in increased losses in the loan and lease portfolio in the future.

The following table provides a summary of the allocation of the allowance for loan and lease losses for specific categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amounts available for charge-offs that may occur within these categories.

Allocation of Loan and Lease Loss Allowance

(dollars in thousands)

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$351	2.24%	$419	2.15%	$997	2.97%	$574	3.87%	$478	4.75%
Commercial and Industrial (2)	$2,728	18.58%	$2,529	20.12%	$1,573	20.05%	$1,667	18.13%	$764	16.59%
Real Estate	$2,721	70.63%	$1,538	67.77%	$1,713	66.02%	$2,112	68.31%	$1,362	67.81%
Consumer Loans	$719	6.73%	$734	7.77%	$681	8.62%	$384	6.97%	$285	7.49%
Leases	$—	0.13%	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Credit Cards	$182	1.71%	$719	2.19%	$711	2.33%	$625	2.72%	$430	3.36%

TOTAL	$6,701	100.00%	$5,939	100.00%	$5,675	100.00%	$5,362	100.00%	$3,319	100.00%

(1)	Represents percentage of loans in category to total loans.
(2)	Includes Small Business Administration loans.

Investment Portfolio

The investment securities portfolio had a book value of $85 million at December 31, 2003, compared to $84 million at the end of 2002. It is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits and borrowed funds; 3) it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak; and 5) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company uses two portfolio classifications for its investments: “Held-to-maturity”, and “Available-for-sale”. Accounting rules also allow for a trading portfolio classification, but the Company has no investments that would be classified as such. The held-to-maturity portfolio can consist only of investments that the Company has both the intention and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status or other infrequent situations as permitted by generally accepted accounting principles. Since the Company does not have a trading portfolio, the available-for-sale portfolio is comprised of all securities not included as “held-to-maturity”.

Prior to 2000, the Company’s long-term tax exempt obligations and certain pledged treasury and agency issues were classified as held-to-maturity. During the fourth quarter of 2000, however, the Company adopted Financial Accounting Standards Board Statement 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which afforded the opportunity to reclassify some or all of our investments. Upon adoption of this statement, the Company reclassified all of its marketable investments from the held-to-maturity portfolio to the available-for-sale portfolio to allow more flexibility with regard to the active management of its investment securities. SFAS 133 requires available-for-sale securities to be marked to market on a periodic basis with an offset to accumulated other comprehensive income, a component of equity. Thus, an adjustment to reflect the accounting differences between held-to-maturity and available-for-sale securities was made at the time of the reclassification. Because the market value was higher than the amortized cost, the difference was recorded on the balance sheet as an increase in accumulated other comprehensive income, net of the tax effect. Since then, monthly adjustments have been made to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s investment portfolio is currently composed primarily of: (1) U.S. Treasury and Agency issues for liquidity and pledging; (2) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (3) state, county and municipal obligations, which provide limited tax free income and pledging potential; and (4) other equity investments. The fourth category includes an equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency. Continuing the trends started in 2002, the relative distribution of these groups within the overall portfolio changed in 2003. In 2003, U.S. Treasury and Agency bonds declined to 13.1% of the portfolio from 16.2% in 2002, and municipal bonds fell to 41.4% of the total portfolio from 49.7% in 2002. Most of the decline in municipal securities was from bonds that were called prior to maturity. The Company was not inclined to replace these with similar investments due to the relatively long duration and low yields of currently available bonds. The growth in the portfolio came in mortgage-backed securities, which increased to 45.4% of the total in 2003 from 28.6% in 2002 as maturing bonds were replaced with relatively short-duration, higher-yielding mortgage-backed securities. Still, as can be seen on the Distribution, Rate & Yield table presented in a previous section, the average tax-equivalent yield earned on total investments declined to 4.60% in 2003 from 5.51% in 2002. Unless interest rates rise substantially, the portfolio yield is likely to continue declining as high-yielding assets mature or are called and are replaced by instruments with current market yields.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio - Available For Sale

(dollars in thousands)

	As of December 31,
	2003		2002		2001
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Treasury Securities	$509	$518	$207	$212	$1,002	$1,025
US Government Agencies & Corporations	10,499	$10,629	12,876	$13,357	18,824	19,548
Mortgage-backed securities (CMO)	38,094	$38,492	23,341	$24,000	21,257	21,507
Corporate Bonds	—	$—	4,503	$4,597	4,996	5,210
State & political subdivisions	33,415	$35,148	39,787	$41,735	44,477	45,284
Equity securities	6	$11	6	$10	100	115

Total Investment Securities	$82,523	$84,798	$80,720	$83,911	$90,656	$92,689

While the carrying value of the Company’s investment portfolio increased slightly in 2003, it declined by $9 million during 2002, falling to $84 million from $93 million at the end of the previous year. While this would normally have undesirable liquidity implications, the Company has enhanced its liquidity resources by expanding overnight fed funds borrowing lines, adding access to multiple brokered CD programs, and increasing its investment in bank-owned life insurance. The reduction in investment portfolio balances in 2002 added to the positive impact of rising loan balances on the Company’s net interest margin, when viewing both categories relative to interest-earning assets. While loans are generally higher-yielding instruments and their increased weighting enhances the Company’s yield on earning assets, management does not anticipate letting investment balances drop further relative to total earning assets due to the investment portfolio’s preferential liquidity and risk characteristics. Securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $65.6 million and $60.4 million at December 31, 2003 and 2002, respectively.

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2003. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities - Available For Sale

(dollars in thousands)

	As of December 31, 2003
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$—	0.00%	$518	3.16%	$—	0.00%	$—	0.00%	$518	3.16%
US Government agencies & corporations	6,613	5.47%	3,019	3.54%	997	4.72%	—	0.00%	10,629	4.85%
Mortgage-backed securities	1,347	2.21%	36,150	3.68%	995	3.61%	—	0.00%	38,492	3.63%
Corporate Bonds	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—	0.00%
State & political subdivisions (1)	5,444	5.38%	17,206	5.87%	11,212	6.78%	1,286	7.54%	35,148	6.15%
Equity securities (2)	—	0.00%	—	0.00%	—	0.00%	11	4.63%	11	4.63%

Total investment securities	$13,404		$56,893		$13,204		$1,297		$84,798

(1)	Yields are not adjusted for the tax benefits of non taxable income
(2)	Equity securities have no stated maturity but have been added to the after ten years, for ease of review.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks totaled $53 million at the end of 2003 and represent the major portion of the Company’s non-earning assets. At December 31, 2003, cash and due from banks comprised 6.6% of total assets, compared to 8.0% at December 31, 2002. Because these balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, period-end balances are not optimal indicators of trends in cash and due from banks; annual average balances provide a much more appropriate gauge. The average balance for 2003 was $37.0 million, a slight increase from the average for 2002 of $35.5 million as the result of a higher level of currency and coin kept on hand for certain currency-intensive customers.

In general, due from bank balances, including balances at the Federal Reserve Bank, have been greater for the Company than for similar size institutions in metropolitan areas where collection activity is more centralized. However, when Federal Reserve Banks begin accepting electronic items (i.e., imaged checks) for collection, this geographic disadvantage could dissipate.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization was $2.4 million for the year ended December 31, 2003 as compared to $2.1 million during 2002. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

(dollars in thousands)

	As of December 31,
	2003			2002			2001
	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value
Land	$2,045	$—	$2,045	$2,045	$—	$2,045	$2,025	$—	$2,025
Buildings	$9,802	$2,807	$6,995	$9,786	$2,437	$7,349	$8,649	$2,078	$6,571
Leasehold Improvements	$3,054	$1,127	$1,927	$2,607	$953	$1,654	$1,721	$817	$904
Construction in progress	$8	$—	$8	$26	$—	$26	$367	$—	$367
Furniture and Equipment	$17,376	$10,060	$7,316	$16,312	$9,808	$6,504	$13,417	$8,980	$4,437

Total	$32,285	$13,994	$18,291	$30,776	$13,198	$17,578	$26,179	$11,875	$14,304

The net book value of the Company’s premises and equipment increased by $713,000 in 2003, due mainly to the new Fresno branch and the addition of equipment leased to customers under operating leases. In 2002 the total book value increased by $3.3 million, or 22.9%, due to the equipment purchased to facilitate in-house item processing, a comprehensive replacement of desktop workstations, the upgrade of many of the Company’s network servers, and other technology initiatives undertaken that year. The net book value of the Company’s aggregate premises and equipment was 2.3% of total assets at December 31, 2003, 2.5% at December 31, 2002, and 2.2% at the end of 2001.

Other Assets

Other assets increased by $3.3 million, or 10.4%, during 2003, and were about 4.4% of total assets at the end of 2003 and 2002. This increase is largely the result of an additional $3 million commitment to invest in low-income housing tax credit funds made in July of 2003. Low-income housing tax credit funds lower the Company’s tax liability through direct tax credits as well as partnership operating losses. Pass-through partnership losses from tax credit funds are charged against the Company’s investment in such funds, thus the investment has been written down from its original total of $9.0 million to $7.8 million at December 31, 2003. Even taking losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on these investments over the expected 15-year life is around 11%.

The other assets category also includes the Company’s aggregate $16.2 million investment in BOLI, which increased by $1.1 million during 2003 due to growth in its net cash surrender value. BOLI, or bank-owned life insurance, is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The costs of certain benefit plans added by the Company in 2002 are “funded” with BOLI income, but even net of the accruals for expected expenses associated with these benefit plans the BOLI is projected to have a tax-equivalent return of around 8%. No assurance can be given that this return will be fully realized, though.

The Company holds certain other equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, Diversified Holding Corporation (“DHC”), California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these investments is the Company’s $1.4 million investment in FHLB stock. This investment fluctuates from time to time based on the Company’s current and recent borrowing activity at the Federal Home Loan Bank. The only other significant investment in this category is the Company’s $1.0 million investment in DHC that was made during 2001. DHC is owned primarily by a consortium of California bank holding companies, none of which holds voting shares in excess of 5% of the total voting stock of DHC. DHC is a holding company for certain title insurance companies which operate mainly in California and which derive a portion of their revenues out of referrals from the banks that own DHC. A $40,000 investment in Community Bankers Insurance Agency LLC that was included in other assets at the end of 2002 was written off in 2003, pursuant to the dissolution of that organization.

Deposits

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin. The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the propensity of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposits, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances. The Company’s community-oriented deposit gathering activities, however, seem to have engendered a base of local customers who tend to display more brand loyalty and thus are less likely to leave the Company than might otherwise be expected.

The Company’s total deposits grew by $79 million, or 13.0% during 2003, and by $84 million, or 16.2% during 2002. Federal Home Loan Bank borrowings were replaced by brokered CD’s early in 2002, which provided approximately $46 million of the increase in deposit balances from the end of 2001 to the end of 2002. Brokered CD’s increased by another $9 million during 2003 to their ending balance of $55 million, while core deposits, which include all other deposits except customer time deposits issued in denominations of $100,000 or more, increased by over $66 million for the year. The average balance per core deposit account increased slightly, to $10,760 at the end of 2003 from $10,290 at the end of 2002, however most of the increase in total balances was due to an increase in the number of accounts. Core deposit accounts increased by over 4,000 in number, or 8.7% in 2003. The increase in customers and accounts was generated by marketing campaigns specifically targeting retail deposit products, and by more intense cross-selling efforts in the Company’s branches. Non-brokered CD’s of $100,000 or more experienced minimal growth of about $3 million, or 4.5% in 2003. We are focused on sustaining the momentum in core customer deposit growth in order to let brokered deposits roll off as they mature, although no assurance can be given that the Company will achieve this objective.

A favorable volume shift among deposits is particularly evident in non-interest demand deposits, which increased to 26.8% of total deposits plus interest-bearing liabilities at December 31, 2003 from 25.7% at the end of December 2002. These deposits increased by $32 million, or 19.2% in 2003, and by $22 million, or 15.3%, in 2002. Likewise, regular savings accounts increased by $14 million, or 37.3% in 2003, a substantially higher rate of increase than the overall 13.0% increase for total deposits.

47

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2003 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2003
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total
Time Certificates of Deposits < $100,000	$50,941	$27,517	$33,259	$8,248	$269	$120,234
Other Time Deposits ≥ $100,000	$47,148	$36,866	$34,312	$13,031	$—	$131,357

TOTAL	$98,089	$64,383	$67,571	$21,279	$269	$251,591

In addition to deposit liabilities obtained in its local markets, the Company provides a cash management product to its commercial business customers. This product group is categorized as a non-deposit “sweep” account, and the Company’s December 31, 2003 financial statements include $13.6 million in repurchase agreements that represent such sweep accounts (see “Other Borrowings” section which follows). At December 31, 2002, the Company’s financial statements reflected approximately $14.5 million in repurchase agreements, secured by pledged investments held segregated from the Company’s own securities portfolio. Due to their short-term “overnight” nature, the cost of these sweep accounts has generally been lower than the Company’s interest rates for longer-term funds. It is anticipated that this product will remain an important aspect of the Company’s service capacity.

Other Borrowings

The Company utilizes other short-term borrowing to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances. In addition, short-term borrowings may be used to purchase additional investments, or when additional liquidity is required to support higher customer cash utilization. Short-term borrowings principally include overnight fed funds purchased, overnight advances from the Federal Home Loan Bank of San Francisco (FHLB), and securities sold under repurchase agreements which were described more fully in the previous section. The details of these borrowings for the years 2003, 2002, and 2001 are presented below:

Short-term Borrowings

	2003	2002	2001
Repurchase Agreements
(dollars in thousands)

Balance at December 31	$13,647	$14,541	$22,253
Average amount outstanding	$14,938	$26,148	$15,728
Maximum amount outstanding at any month end	$17,980	$35,986	$22,253
Average interest rate for the year	0.63%	1.24%	2.75%

Fed funds purchased and Overnight FHLB Advances
(dollars in thousands)

Balance at December 31	$19,600	$4,750	$38,300
Average amount outstanding	$7,828	$3,791	$3,162
Maximum amount outstanding at any month end	$34,300	$10,598	$38,300
Average interest rate for the year	1.15%	1.82%	4.45%

Capital Resources

At December 31, 2003, the Company had total shareholders’ equity of $60.0 million, comprised of $4.5 million in common stock, $54.1 million in retained earnings, and $1.3 million in accumulated other comprehensive income. Total shareholders equity at the end of 2002 was $53.3 million. Net income has provided over $26 million in capital over the last three years, of which $7.6 million or approximately 29% was distributed in dividends. The retention of earnings has been the Company’s main source of capital since 1982. The Company did, however, issue $15 million in Trust Preferred Securities in 2001 through its unconsolidated wholly-owned subsidiary, Sierra Capital Trust I. The proceeds of this issuance are considered to be Tier 1 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that Trust Preferred Securities will continue to be treated as Tier 1 capital in the future.

The Company paid cash dividends totaling $3.3 million or $.36 per share in 2003, and $2.6 million or $0.28 per share in 2002, representing 38% of the prior year’s earnings for both years. The Company anticipates paying future dividends of around 35% of the prior year’s net earnings, however no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a monthly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust-preferred securities (trust-preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Tier 2 Capital includes preferred stock and certain types of debt equity which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see “Item 1, Business-Supervision and Regulation – Capital Adequacy Requirements” herein.)

The Company had a total capital to risk-weighted assets ratio of 10.9%, a Tier 1 risk based capital ratio of 9.9%, and a leverage ratio of 8.9% at December 31, 2003. At December 31, 2002, the Company had a total capital to risk-weighted assets ratio of 12.0%, a Tier 1 risk based capital ratio of 10.9%, and a leverage ratio of 9.0%. Note 13 of the Notes to the Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. At December 31, 2003, the Bank had a total risk-based capital ratio of 10.2%, a Tier 1 risk-based capital ratio of 9.2%, and a leverage capital ratio of 8.2%. As of the end of 2003, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause the either the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

Liquidity and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of on-balance sheet liquidity. Excess balance sheet liquidity can negatively impact the interest margin.

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in the communities in its service area and which have, historically, been a very stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s loan to deposit ratio increased to 88.0% at December 31, 2003, from 83.5% at the end of 2002. The numerator of this ratio was impacted by the rapid growth in loans relative to investment securities, and the denominator was affected by the disproportionate increase in overnight borrowings needed to fund that growth. The ratio declined in 2002 relative to year-end 2001 subsequent to the replacement of overnight borrowings with deposits, and it is anticipated that the short-term borrowings reflected on the Company’s balance sheet at the end of 2003 will also decline as core deposit growth catches up to loan growth.

The unpledged portion of the Company’s investment portfolio is also an integral component of liquidity management due to the relative ease with which many bonds can be sold. Despite the relatively weak growth in investment balances during the year, there were still $19 million in unpledged marketable investments at the end of 2003 that could be sold, if necessary. Management is of the opinion that its investments and the other standby funding sources it has arranged are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs. Those additional sources include the following: A formal borrowing line with the Federal Home Loan Bank that is secured by certain of the Company’s real estate loans; informal short-term liquidity lines for overnight fed funds with certain correspondent banks; readily marketable loans, including the guaranteed portion of SBA loans; and the net cash surrender value of BOLI.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. In order to identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on at least a quarterly basis to identify more dynamic interest rate risk exposures than those apparent in a standard re-pricing gap analysis.

Third-party modeling software is used by the Company for asset/liability management in order to simulate the effects of potential interest rate changes on its net interest margin. These simulations can also provide information on the projected fair market values of the Company’s financial instruments under different interest rate scenarios. The software utilizes detailed information on loan and deposit maturities, embedded options, rates, and re-pricing characteristics to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points.

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of December 31, 2003, the Company had the following estimated net interest income sensitivity profile (relative to a base case of stable rates):

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int Inc	-$	9,595,000	-$	4,388,000	-$	1,691,000	+$	489,000	+$	191,000	+$	1,593,000
% Change		-23.66%		-10.82%		-4.17%		1.21%		0.47%		3.93%

The above profile illustrates that if there were an immediate downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income during the next twelve months would probably be $4.4 million, or 10.8% lower than if rates had remained unchanged. By the same token, if there were an immediate increase of 300 basis points in interest rates, the Company’s net interest income would likely gain $1.6 million, or 3.9%, over the next year.

The Company is slightly asset sensitive, meaning that all else being equal, net interest income is typically expected to progressively increase when rates are rising and go down in like proportions as rates fall. In fact the Company has, in the past, seen erosion in its interest margin when rates have declined and has benefited from rising rates. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a natural floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yield on earning assets continues to fall, creating significant net interest margin compression.

Even though management does not expect current historically low rates to fall further, if they did the Company would likely limit movement in the Bank of the Sierra Prime Rate. This was the case in late 2002 and 2003, and with approximately $250 million in variable-rate loan balances pegged to that index the Company’s net interest margin was protected. No assurance can be given that this would occur in the future should rates continue to decline. However, if the Bank of the Sierra Prime Rate is not lowered further from its current level, the Company’s interest rate risk profile changes dramatically:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int Inc	+$	529,000	+$	2,520,000	+$	1,786,000	+$	489,000	+$	191,000	+$	1,593,000
% Change		1.30%		6.21%		4.40%		1.21%		0.47%		3.93%

As shown, net interest income is actually enhanced in declining scenarios if a floor is maintained on the Bank’s prime rate. In either case, increases in net interest income under the rising rate scenarios are also non-symmetrical, with a slight dip in the up 200 basis points simulation. This is the result of incorporating into the model the assumption that if interest rates go up, the Company will apply relatively lower increases to the Bank of the Sierra prime until it reaches parity with the industry-standard Wall Street Journal prime rate.

The economic values of the Company’s loan and deposit portfolios also change under the interest rate scenarios previously discussed. The amount of change is based on the characteristics of each loan and deposit class, which include weighted average rates relative to current market, the likelihood of prepayment, whether the rate is fixed or floating, and the weighted average term remaining to maturity. The quantification of the change in economic value is somewhat apparent in Note 18, Fair Value of Financial Instruments, in the Consolidated Financial Report; however, such values change over time based on changes in interest rates and the yield curve.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures of market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management”.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

INDEPENDENT AUDITOR’S REPORT

The Shareholders

  and Board of Directors

Sierra Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and subsidiary (the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Bancorp and subsidiary as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/    Perry-Smith

Sacramento, California

January 23, 2004

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
ASSETS
Cash and due from banks	$53,042	$55,819
Investment securities available-for-sale (Notes 3 and 8)	84,798	83,911
Loans and leases, net of allowance for loan and lease losses of $6,701 in 2003 and $5,939 in 2002 (Notes 4, 8, 11 and 16)	602,264	505,655
Premises and equipment, net (Note 5)	18,291	17,578
Other real estate	2,784	1,421
Goodwill	5,544	5,544
Other assets (Note 6)	34,951	31,650

Total assets	$801,674	$701,578

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$196,392	$164,776
Interest bearing (Note 7)	488,085	440,929

Total deposits	684,477	605,705
Short-term borrowings (Note 8)	33,262	19,323
Subordinated debentures (Note 10)	15,464	15,464
Other liabilities	8,495	7,799

Total liabilities	741,698	648,291

Commitments and contingencies (Note 11)
Shareholders’ equity (Notes 12 and 13):
Common stock, no par value; 24,000,000 shares authorized; 9,323,502 and 9,251,844 shares issued and outstanding in 2003 and 2002, respectively	4,513	2,815
Retained earnings	54,124	48,594
Accumulated other comprehensive income (Notes 3 and 17)	1,339	1,878

Total shareholders’ equity	59,976	53,287

Total liabilities and shareholders’ equity	$801,674	$701,578

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except per share data)

	2003	2002	2001
Interest income:
Interest and fees on loans and leases	$39,347	$37,452	$37,185
Interest on investment securities:
Taxable	1,660	2,581	3,755
Exempt from federal tax	1,553	1,849	2,000
Interest on Federal funds sold and interest-bearing deposits	47	203	398

Total interest income	42,607	42,085	43,338

Interest expense:
Interest on deposits (Note 7)	5,918	7,811	15,252
Interest on borrowings (Note 8)	186	394	556
Interest on subordinated debentures (Note 10)	770	891	84

Total interest expense	6,874	9,096	15,892

Net interest income	35,733	32,989	27,446
Provision for loan and lease losses (Note 4)	3,105	3,350	1,300

Net interest income after provision for loan and lease losses	32,628	29,639	26,146

Non-interest income:
Service charges on deposit accounts	5,978	5,276	4,754
Loan servicing income (Note 4)	162	217	1,168
Gain on sale of loans	267	658	899
Credit card fees	671	603	482
Gains on sales and calls of investment securities available-for-sale (Note 3)	118	280	1,108
Increase in cash surrender value of life insurance	926	264
Other income	2,296	1,224	1,252

Total non-interest income	10,418	8,522	9,663

Non-interest expense:
Salaries and employee benefits (Notes 4 and 14)	13,886	11,695	10,908
Occupancy and equipment expense (Notes 5 and 11)	5,238	4,405	4,174
Other (Note 15)	9,175	10,142	10,227

Total non-interest expense	28,299	26,242	25,309

Income before income taxes	14,747	11,919	10,500

Provision for income taxes (Note 9)	4,383	3,080	3,622

Net income	$10,364	$8,839	$6,878

Earnings per share (Note 12):
Basic	$1.12	$.96	$.75

Diluted	$1.03	$.91	$.75

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands, except share data)

			Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance, January 1, 2001	9,212,280	$2,285	$37,430	$1,067	$40,782
Comprehensive income:
Net income			6,878		6,878
Net change in unrealized gain on investment securities available-for-sale, net of tax (Note 17)				138	138

Comprehensive income					7,016

Cash dividends - $.18 per share			(1,657)		(1,657)

Balance, December 31, 2001	9,212,280	2,285	42,651	1,205	46,141
Comprehensive income:
Net income			8,839		8,839
Net change in unrealized gain on investment securities available-for-sale, net of tax (Note 17)				673	673

Comprehensive income					9,512

Exercise of stock options (Note 12)	70,264	537			537
Stock repurchase (Note 12)	(30,700)	(7)	(306)		(313)
Cash dividends - $.28 per share			(2,590)		(2,590)

Balance, December 31, 2002	9,251,844	2,815	48,594	1,878	53,287
Comprehensive income:
Net income			10,364		10,364
Net change in unrealized gain on investment securities available-for-sale, net of tax (Notes 3 and 17)				(539)	(539)

Comprehensive income					9,825

Exercise of stock options and related tax benefit (Note 12)	172,858	1,741			1,741
Stock repurchase (Note 12)	(101,200)	(43)	(1,488)		(1,531)
Cash dividends - $.36 per share			(3,346)		(3,346)

Balance, December 31, 2003	9,323,502	$4,513	$54,124	$1,339	$59,976

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$10,364	$8,839	$6,878
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan and lease losses	3,105	3,350	1,300
Amortization of investment security premiums/ discounts, net	836	337	194
Amortization of intangibles		2	332
Net increase in deferred loan fees	692	491	591
Depreciation and amortization	2,415	2,063	1,946
Loss on disposal of fixed assets	47
Gains on sales and calls of investment securities available-for-sale, net	(32)	(280)	(1,108)
Gain on other investments	(86)
Gain on sale of other real estate	(175)	(18)	(154)
Deferred income tax benefit	(1,530)	(207)	(389)
Net increase in cash surrender value of life insurance policies	(1,068)	(168)	(154)
Net decrease in loans held-for-sale	140	395	1,080
Net (increase) decrease in other assets	(323)	489	(1,026)
Net increase in other liabilities	695	630	3,285

Net cash provided by operating activities	15,080	15,923	12,775

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks		190	1,041
Purchases of investment securities available-for-sale	(44,409)	(18,831)	(41,127)
Proceeds from sales, calls and maturities of investment securities available-for-sale	18,944	15,555	50,587
Proceeds from principal repayments of investment securities available-for-sale	22,858	13,155	9,735
Purchase of other investments		(2,610)	(2,622)
Net decrease (increase) in FHLB stock	84	535	(250)
Loan and lease originations, net	(102,848)	(30,339)	(67,948)
Purchases of premises and equipment, net	(3,175)	(5,337)	(1,773)
Decrease in Fed funds sold			246
Proceeds from sale of other real estate	1,114	207	1,891
Deposits on single premium cash surrender value life insurance policies		(13,026)

Net cash used in investing activities	(107,432)	(40,501)	(50,220)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$56,789	$58,702	$65,554
Net increase (decrease) in time deposits	21,983	25,686	(72,013)
Net increase (decrease) in short-term borrowings	13,939	(41,460)	26,499
Proceeds from issuance of subordinated debentures			15,464
Dividends paid	(3,346)	(2,590)	(1,657)
Stock repurchased	(1,531)	(313)
Stock options exercised	1,283	537

Net cash provided by financing activities	89,575	40,562	33,847

Net (decrease) increase in cash and cash equivalents	(2,777)	15,984	(3,598)
Cash and cash equivalents, beginning of year	55,819	39,835	43,433

Cash and cash equivalents, end of year	$53,042	$55,819	$39,835

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$7,176	$8,747	$16,472
Income taxes	$4,526	$2,833	$2,473
Non-cash investing activities:
Real estate acquired through foreclosure	$2,302	$841	$976
Net change in unrealized gains on investment securities available-for-sale	$(916)	$1,158	$218
Non-cash financing activities:
Tax benefit from stock options exercised	$458

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

On November 16, 2000, Sierra Bancorp (the “Company”) was incorporated as a bank holding company for the purpose of acquiring Bank of the Sierra (the “Bank”) in a one bank holding company reorganization. This corporate structure gives the Company and the Bank greater flexibility in terms of operation, expansion, and diversification. The reorganization was approved by the Company’s shareholders on May 23, 2001, and all required regulatory approvals with respect to the reorganization were obtained. The reorganization was consummated on August 10, 2001, subsequent to which the Bank continued its operations as previously conducted but as a wholly owned subsidiary of the Company.

The Company’s wholly-owned subsidiaries include the Bank and Sierra Capital Trust I. The Bank operates seventeen full service branch offices and three credit centers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market areas of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

In November 2001, the Company formed a wholly-owned subsidiary, Sierra Capital Trust I, a Delaware statutory business trust, for the exclusive purpose of issuing and selling trust preferred securities.

In June 2002, Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”), was formed as a subsidiary of the Bank with the primary business purpose of investing in the Bank’s real-estate related assets. Sierra Real Estate Investment Trust should ultimately enhance and strengthen the Bank’s capital position and may afford the Company certain favorable income tax treatments. The trust was capitalized in August 2002, whereby the Bank exchanged real-estate related assets for 100% of the common stock of the REIT.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2003. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

In accordance with provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company’s investment in Sierra Capital Trust I is not consolidated and is accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the trust are reflected on the Company’s consolidated balance sheet.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued)

Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan and lease losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for loan and lease losses and other real estate, management obtains independent appraisals for significant properties, evaluates the overall loan portfolio characteristics and delinquencies and monitors economic conditions.

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

Investment Securities

Investments are classified into the following categories:

X	Securities available-for-sale, reported at market value, with unrealized gains and losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income.

X	Securities held-to-maturity, which management has the intent and the Company has the ability to hold to maturity, are carried at cost, adjusted for amortization of premiums and the accretion of discounts.

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances. All transfers between categories are accounted for at fair value.

Net gains or losses on the sale of investment securities are recorded on the trade date, computed on the specific identification method and shown separately in non-interest income in the consolidated statement of income. Interest earned on investment securities is included in interest income, net of applicable adjustments for accretion of discounts and amortization of premiums. Declines in the fair value of available-for-sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers independent price quotations, projected target prices of investment analysts within the short term and the financial condition of the issuer.

Loans and Leases

Loans and leases are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans and leases.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans and Leases (Continued)

The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is in the process of collection. Interest received on nonaccrual loans and leases generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio. The allowance for loan and lease losses is increased by a provision for loan and lease losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The amount of the allowance is based on management’s evaluation of the collectibility of the loan and lease portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans and leases. A loan or lease is impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan or lease agreement. Losses on individually identified impaired loans or leases are measured based on the present value of expected future cash flows discounted at each loan or lease’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent. The amount of impairment, if any, is recorded through the provision for loan and lease losses and is added to the allowance for loan and lease losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors.

Though management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known. In addition, the FDIC and the California Department of Financial Institutions, as an integral part of their examination process, review the allowance for loan and lease losses. These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examinations.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sale and Servicing of Loans (Continued)

Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold. Book value allocations are determined in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2003, 2002 and 2001 regarding these representations and warranties.

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

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other non-interest expense. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

Goodwill

The Company acquired Sierra National Bank in 2000, and the acquisition was accounted for using the purchase method of accounting. The goodwill resulting from this transaction represents the amount by which the purchase price exceeded the fair value of the net assets acquired and totaled $6,032,000. Prior to January 1, 2002, goodwill was amortized using the straight-line method over the expected periods to be benefited, not to exceed 25 years.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill (Continued)

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill is evaluated periodically for impairment rather than amortized. The adoption of this pronouncement replaced the amortization of goodwill with an annual impairment test. There was no impairment recognized for the years ended December 31, 2003 or 2002.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

Salary Continuation Agreements and Directors’ Retirement Plan

The Company has entered into agreements to provide members of the Board of Directors and certain key executives, or their designated beneficiaries, with annual benefits for up to fifteen years after retirement or death. The Company accrues for these future benefits from the effective date of the plan until the director’s or executive’s expected retirement date in a systematic and rational manner. At the consolidated balance sheet date, the amount of accrued benefits equals the then present value of the benefits expected to be provided to the director or employee, any beneficiaries, and covered dependents in exchange for the director’s or employee’s services to that date.

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains on securities available-for-sale, net of tax. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income after the adjustment for the effects of realized gains and losses. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2003, the Company has one stock-based compensation plan, the Bank of the Sierra 1998 Stock Option Plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation.

	2003	2002	2001
Net income, as reported	$10,364	$8,839	$6,878
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	298	187	189

Pro forma net income	$10,066	$8,652	$6,689

Basic earnings per share - as reported	$1.12	$.96	$.75
Basic earnings per share - pro forma	$1.08	$.94	$.73

Diluted earnings per share - as reported	$1.03	$.91	$.75
Diluted earnings per share - pro forma	$1.00	$.90	$.73

Weighted average fair value of options granted	$3.64	$2.45	$2.03

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	2.30%	3.00%	2.57%
Expected volatility	29.64%	29.05%	26.45%
Risk-free interest rate	3.00%	2.76%	4.96%
Expected option life	6 years	5 years	6 years

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards

On April 30, 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in SFAS No. 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management’s opinion, adoption of this Statement did not have a material impact on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For mandatorily redeemable financial instruments of a nonpublic entity, this Statement shall be effective for existing or new contracts for fiscal periods beginning after December 15, 2004. The Company adopted the provisions of this Statement on July 1, 2003 and, in management’s opinion, adoption of this Statement did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2003, the FASB revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of a variable interest entity (VIE) that possess certain characteristics. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and or receive a majority of the VIE’s expected residual returns, if they occur. The Company adopted FIN 46 on December 31, 2003. Adoption of this standard required the Company to deconsolidate its investment in Sierra Capital Trust I (the “Trust”). The deconsolidation of the Trust, formed in connection with the issuance of trust preferred securities, appears to be an unintended consequence of FIN 46. In management’s opinion, the effect of deconsolidation on the Company’s financial position and results of operations was not material. In addition, management does not believe that the Company has any VIEs that would be consolidated under the provisions of FIN 46.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted.

This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.

This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on the Company’s consolidated financial position or results of operations.

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated market value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$509	$9		$518
U.S. Government agencies	10,499	130		10,629
Obligations of states and political subdivisions	33,415	1,753	$(20)	35,148
U.S. Government agencies collateralized by mortgage obligations	38,094	475	(77)	38,492
Other securities	6	5		11

	$82,523	$2,372	$(97)	$84,798

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$207	$5		$212
U.S. Government agencies	12,876	481		13,357
Obligations of states and political subdivisions	39,787	1,948		41,735
U.S. Government agencies collateralized by mortgage obligations	23,341	665	$(6)	24,000
Corporate bonds	4,503	94		4,597
Other securities	6	4		10

	$80,720	$3,197	$(6)	$83,911

Net unrealized gains on investment securities available-for-sale totaling $2,275,000 and $3,191,000 are recorded, net of $936,000 and $1,313,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2003 and 2002, respectively.

Proceeds and gross realized gains on the sales and calls of investment securities available-for-sale totaled $5,495,000 and $118,000 for the year ended December 31, 2003. Proceeds and gross realized gains on the sales and calls of investment securities available-for-sale were $4,580,000 and $280,000 for the year ended December 31, 2002. Proceeds and gross realized gains on the sales and calls of investment securities available-for-sale totaled $40,293,000 and $1,108,000 for the year ended December 31, 2001.

The amortized cost and estimated market value of investment securities available-for-sale at December 31, 2003 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Maturing within one year	$11,870	$12,057
Maturing after one year through five years	19,812	20,743
Maturing after five years through ten years	11,543	12,209
Maturing after ten years	1,198	1,286

	44,423	46,295
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	38,094	38,492
Other securities	6	11

	$82,523	$84,798

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

Investment securities available-for-sale with amortized costs totaling $63,927,000 and $58,143,000 and estimated market values totaling $65,641,000 and $60,382,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2003 and 2002, respectively (see Note 8).

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2003	2002
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$306,635	$238,709
Secured by residential properties	98,891	91,084
Secured by farm land	25,281	16,931
Held for sale	513	653

Total real estate	431,320	347,377

Commercial and industrial	91,367	81,243
Agricultural	13,693	11,030
Small Business Administration loans	21,964	21,918
Consumer	41,106	39,825
Credit card	10,439	11,225
Direct financing leases	792

	610,681	512,618

Deferred loan and lease origination fees, net	(1,716)	(1,024)
Allowance for loan and lease losses	(6,701)	(5,939)

	$602,264	$505,655

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Balance, beginning of year	$5,939	$5,675	$5,362
Provision for loan and lease losses	3,105	3,350	1,300
Losses charged to allowance	(2,594)	(3,374)	(1,339)
Recoveries	251	288	352

Balance, end of year	$6,701	$5,939	$5,675

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The recorded investment in loans and leases that were considered to be impaired (nonaccrual loans and leases) totaled $5,690,000 and $4,329,000 at December 31, 2003 and 2002, respectively. The related allowance for loan and lease losses on these impaired loans and leases at December 31, 2003 and 2002 was $585,000 and $811,000, respectively.

The average recorded investment in impaired loans and leases during 2003, 2002 and 2001 was $5,584,000, $6,332,000 and $5,282,000, respectively. Interest income on impaired loans and leases is recognized on a cash basis and was not significant for the years ended December 31, 2003, 2002 and 2001, respectively. Interest foregone on these nonaccrual loans and leases since being placed on nonaccrual status totaled $1,214,000, $922,000 and $705,000 at December 31, 2003, 2002 and 2001, respectively.

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8).

Salaries and employee benefits totaling $2,372,000, $2,189,000 and $2,472,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2003, 2002 and 2001, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2003, 2002 and 2001, mortgage loans were sold without retention of related servicing.

During the year ended December 31, 2001, the Bank sold the servicing rights for approximately $114 million in mortgage loans. The total gain on the sale of servicing rights was $789,000 and is included in loan servicing income in the accompanying consolidated statement of income. No servicing rights were sold during the years ended December 31, 2003 and 2002.

The Bank’s servicing portfolio at December 31, 2003 and 2002 totaled $31,934,000 and $42,663,000, respectively. At December 31, 2003, loans were principally serviced for one investor.

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2003	2002
Land	$2,045	$2,045
Buildings and improvements	9,802	9,786
Furniture, fixtures and equipment	17,376	16,312
Leasehold improvements	3,054	2,607
Construction in progress	8	26

	32,285	30,776

Less accumulated depreciation and amortization	13,994	13,198

	$18,291	$17,578

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT (Continued)

Depreciation and amortization included in occupancy and equipment expense totaled $2,415,000, $2,063,000 and $1,946,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2003	2002
Accrued interest receivable	$3,238	$3,259
Deferred tax assets (Note 9)	3,295	1,388
Investment in limited partnerships	8,787	5,531
Federal Home Loan Bank stock	1,394	1,478
Cash surrender value of officer life insurance policies (Note 14)	16,249	15,181
Other	1,988	4,813

	$34,951	$31,650

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2003 in the amount of approximately $2,834,000. Such amounts are included in other liabilities on the consolidated balance sheet.

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2003	2002
Savings	$50,643	$36,890
Money market	130,804	123,178
NOW accounts	55,047	51,253
Time, $100,000 or more	131,357	119,038
Time, under $100,000	120,234	110,570

	$488,085	$440,929

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2004	$230,121
2005	11,527
2006	5,907
2007	3,546
2008	490

$251,591

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Savings	$227	$178	$370
Money market	1,377	1,894	2,911
NOW accounts	53	50	216
Time, $100,000 or more	2,293	2,975	5,008
Time, under $100,000	1,968	2,714	6,747

	$5,918	$7,811	$15,252

8.	SHORT-TERM BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2003		2002
	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased and repurchase agreements		$13,647.63%	$19,291.95%
Federal Home Loan Bank advances		19,600.78%
Other borrowings		15	32

		$33,262	$19,323

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $29,000,000 and $25,000,000 at December 31, 2003 and 2002, respectively, at interest rates which vary with market conditions. There were no borrowings outstanding under these lines of credit at December 31, 2003. There was $4,750,000 outstanding under these lines of credit at December 31, 2002.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SHORT-TERM BORROWING ARRANGEMENTS (Continued)

At December 31, 2003, the Company could borrow up to $31,169,000 from the Federal Home Loan Bank, secured by qualifying first mortgage loans with a carrying value of $37,612,000. At December 31, 2003, there were borrowings of $19,600,000 outstanding from the Federal Home Loan Bank. There were no such borrowings outstanding as of December 31, 2002.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. Repurchase agreements totaled $13,647,000 and $14,541,000 at December 31, 2003 and 2002, respectively. The dollar amount of securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2003 and 2002, these securities had market values of $17,519,000 and $14,955,000 and amortized costs of $16,763,000 and $14,239,000, respectively.

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Federal:
Current	$4,548	$3,159	$2,814
Deferred	(1,215)		(266)

	3,333	3,159	2,548

State:
Current	1,365	128	1,197
Deferred	(315)	(207)	(123)

	1,050	(79)	1,074

	$4,383	$3,080	$3,622

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Allowance for loan losses	$3,005	$2,358
Deferred compensation	1,226	557
Other real estate	465	368
Other	800	414

Total deferred tax assets	5,496	3,697

Deferred tax liabilities:
Premises and equipment	(1,069)	(548)
Unrealized gain on securities available-for-sale	(936)	(1,313)
Other	(196)	(448)

Total deferred tax liabilities	(2,201)	(2,309)

Net deferred tax assets	$3,295	$1,388

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Income tax expense at Federal statutory rate	$5,161	$4,052	$3,675
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	960	156	669
Tax exempt income	(843)	(589)	(621)
Affordable housing tax credits	(587)	(369)	(144)
Other	(307)	(170)	43

	$4,384	$3,080	$3,622

Effective tax rate	29.7%	25.8%	34.5%

On December 31, 2003, the Chief Counsel of the California Franchise Tax Board declared its position with respect to certain REIT transactions. Based on this announcement, the Company revised downward its estimate of the realization of tax benefits associated with its investment in Sierra Real Estate Investment Trust. This had the effect of eliminating all such benefits in 2003, thus increasing the Company’s effective tax rate in 2003. The Company is evaluating its options with respect to this issue and has retained its rights to appeal and claim a refund of payments made if the matter is favorably resolved in the future.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	SUBORDINATED DEBENTURES

Sierra Capital Trust I (the “Trust”) is a Delaware business trust formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trust is not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trust and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital on a pro forma basis. At December 31, 2003, $15,000,000 of trust preferred securities qualified as Tier 1 capital.

During the fourth quarter of 2001, Sierra Capital Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by the Trust in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS. The Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures mature on December 8, 2031, bear a current interest rate of 4.969% (based on 6-month LIBOR plus 3.75%), with repricing and payments due semi-annually. The Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any June 8th or December 8th on or after December 8, 2006. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on December 8, 2031.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2003 of 4.969%. For each successive period beginning on June 8 of each year, the rate will be adjusted to equal the 6-month LIBOR plus 3.75%; provided, however, that prior to December 8, 2006, such annual rate does not exceed 11.00%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $583,000, $484,000 and $427,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Leases (Continued)

Future minimum lease payments on noncancelable operating leases are as follows (dollars in thousands):

Year Ending December 31,
2004	$570,000
2005	523,000
2006	448,000
2007	417,000
2008	343,000
Thereafter	1,082,000

$3,383,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2003 and 2002 were $1,976,000 and $1,154,000, respectively.

Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2003	2002
Commitments to extend credit	$183,574	$135,997
Standby letters of credit	$21,118	$6,499
Credit card commitments	$43,143	$40,426

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

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

Concentration in Real Estate Lending

At December 31, 2003, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 71% of the Company’s loans were real estate related. Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectibility.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY

Share Repurchase Plan

During 2003 and 2002, the Company approved a stock repurchase plan authorizing the purchase of up to 250,000 shares of its common stock. During the years ended December 31, 2003 and 2002, the Company repurchased 101,200 and 30,700 shares at a total cost of $1,531,000 and $313,000, respectively. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands):

	For the Year Ended December 31,
	2003	2002	2001
Basic Earnings Per Share

Net income	$10,364	$8,839	$6,878

Weighted average shares outstanding	9,288,908	9,252,093	9,212,280

Basic earnings per share	$1.12	$.96	$.75

Diluted Earnings Per Share

Net income	$10,364	$8,839	$6,878

Weighted average shares outstanding	9,288,908	9,252,093	9,212,280

Effect of dilutive stock options	729,188	413,746	9,200

	10,018,096	9,665,839	9,221,480

Diluted earnings per share	$1.03	$.91	$.75

Stock Options

In June 1998, the Company adopted the 1998 Stock Option Plan (the “Plan”) for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The Plan covers a total of 2,763,684 shares, of which two-thirds are reserved for the grant of options to full-time salaried officers and employees of the Bank. The remaining one-third of the shares available for grant may be granted to anyone eligible to participate in the Plan, including directors, officers and employees. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at exercise. The options under the Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally five years. For participants with 10 years of service at the date of grant, options vest immediately.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options (Continued)

A summary of the activity of the Plan follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,947,536	$7.82	1,991,200	$7.66	1,055,000	$9.00
Exercised	(172,858)	$7.42	(70,264)	$7.65
Granted	82,000	$13.99	136,000	$10.31	1,097,000	$6.55
Canceled	(53,400)	$8.99	(109,400)	$8.14	(160,800)	$8.87

Outstanding, end of year	1,803,278	$8.11	1,947,536	$7.82	1,991,200	$7.66

Exercisable, end of year	1,363,478	$7.89	1,374,136	$7.83	1,265,100	$7.92

A summary of options outstanding at December 31, 2003 follows:

Exercise Price	Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable December 31, 2003
$ 6.43	830,875	7.8	598,075
$ 9.00	806,003	4.8	748,403
$ 9.89	13,000	8.6	2,600
$10.05	41,000	8.3	8,200
$10.36	14,000	9.0
$10.86	33,400	8.8	6,200
$13.85	25,000	9.3
$15.63	40,000	9.5

	1,803,278		1,363,478

13.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2003 and 2002.

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

	2003		2002
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$68,122	8.9%	$60,865	9.0%
Minimum regulatory requirement	$30,713	4.0%	$27,089	4.0%

Bank of the Sierra	$62,895	8.2%	$55,129	8.2%
Minimum requirement for “Well-Capitalized” institution	$38,352	5.0%	$33,751	5.0%
Minimum regulatory requirement	$30,681	4.0%	$27,001	4.0%

Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$68,122	9.9%	$60,865	10.9%
Minimum regulatory requirement	$27,511	4.0%	$22,315	4.0%

Bank of the Sierra	$62,895	9.2%	$55,129	9.9%
Minimum requirement for “Well-Capitalized” institution	$41,151	6.0%	$33,351	6.0%
Minimum regulatory requirement	$27,434	4.0%	$22,234	4.0%

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$74,823	10.9%	$66,806	12.0%
Minimum regulatory requirement	$55,021	8.0%	$44,630	8.0%

Bank of the Sierra	$69,598	10.2%	$61,070	11.0%
Minimum requirement for “Well-Capitalized” institution	$68,586	10.0%	$55,586	10.0%
Minimum regulatory requirement	$54,868	8.0%	$44,469	8.0%

In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of the accounting changes resulting from FIN 46 and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

SIERRA BANCORP AND SUBSIDIARY

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2003, the maximum amount available for dividend distribution under this restriction was approximately $20,000,000.

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. In addition, the Company provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time of the merger. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries. The expense recognized under these arrangements totaled $545,000, $173,000 and $66,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $15,383,000 and $14,651,000 at December 31, 2003 and 2002, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related expense was not material for the years ended December 31, 2003, 2002 and 2001. In connection with this plan, life insurance policies were purchased with cash surrender values totaling $866,000 and $530,000 at December 31, 2003 and 2002, respectively, which are included on the consolidated balance sheet in other assets.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS (Continued)

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match the participants’ contributions annually. The amount of the matching contribution was 70%, 75% and 70% in 2003, 2002 and 2001, respectively. The matching contribution is discretionary and subject to the approval of the Board of Directors. The Company contributed $333,000, $310,000 and $263,000 to the Plan in 2003, 2002 and 2001, respectively.

15.	OTHER EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2003	2002	2001
Professional fees	$2,028	$1,808	$2,310
Data processing	1,095	2,176	1,881
Advertising and promotion	1,117	995	829
Deposit services	1,054	1,101	1,086
Stationery and supplies	650	593	615
Telephone and data communication	700	784	1,041
Loan and credit card processing	934	1,221	1,172
Other	1,597	1,464	1,293

	$9,175	$10,142	$10,227

16.	LOANS TO RELATED PARTIES

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

Balance, January 1, 2003	$3,280
Disbursements	8,300
Amounts repaid	(8,994)

Balance, December 31, 2003	$2,586

Undisbursed commitments to related parties, December 31, 2003	$2,035

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	OTHER COMPREHENSIVE INCOME

Other comprehensive income or loss consisted of the following (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Year Ended December 31, 2003

Other comprehensive loss:
Unrealized holding losses	$(1,034)	$425	$(609)
Add: reclassification adjustment for net gains included in net income	118	(48)	70

Total other comprehensive loss	$(916)	$377	$(539)

For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,438	$(603)	$835
Less: reclassification adjustment for net gains included in net income	280	(118)	162

Total other comprehensive income	$1,158	$(485)	$673

For the Year Ended December 31, 2001

Other comprehensive income:
Unrealized holding gains	$1,326	$(525)	$801
Less: reclassification adjustment for net gains included in net income	1,108	(445)	663

Total other comprehensive income	$218	$(80)	$138

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2003 and 2002:

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

Loans and leases: For variable-rate loans and leases that reprice frequently with no significant change in credit risk, fair values are based on carrying values. Fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount the purchasers have committed to purchase the loan. The carrying amount of accrued interest receivable approximates its fair value.

Cash surrender value of life insurance policies: The fair values are based on current cash surrender values at each reporting date provided by the insurers.

Investment in limited partnership: The fair value of the investment in the limited partnership is estimated using indications of value provided by brokers.

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

Subordinated debentures: The fair value of subordinated debentures was determined based on the current market value for like kind instruments of a similar maturity and structure.

Limited partnership capital commitment: The fair value of the capital commitment to the limited partnership is estimated using a discounted cash flow analysis using interest rates currently available for debt instruments of a similar term.

SIERRA BANCORP AND SUBSIDIARY

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

	December 31, 2003		December 31, 2002
	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$53,042	$53,042	$55,819	$55,819
Investment securities available for sale	84,798	84,798	83,911	83,911
Loans and leases	602,264	616,297	505,655	523,421
Cash surrender value of life insurance policies	16,249	16,249	15,181	15,181
Other investments	1,394	1,394	2,478	2,478
Investment in limited partnership	8,787	8,787	5,531	5,531
Accrued interest receivable	3,238	3,238	3,259	3,259

Financial liabilities:
Deposits	$684,477	$677,339	$605,705	$604,207
Short-term borrowings	33,262	33,281	19,323	19,181
Subordinated debentures	15,464	15,464	15,464	15,464
Limited partnership capital commitment	2,834	2,834	1,649	1,649
Accrued interest payable	489	489	791	791

Off-balance-sheet financial instruments:
Commitments to extend credit	$183,574	$183,574	$135,997	$135,997
Standby letters of credit	21,118	21,118	6,499	6,499
Credit card commitments	43,143	43,143	40,426	40,426

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2003 and 2002

(Dollars in thousands)

	2003	2002
ASSETS
Cash and due from banks	$2,480	$3,801
Investment in bank subsidiary	69,777	62,551
Investment in Sierra Capital Trust I	464	464
Investment in other securities	1,000	1,040
Other assets	1,872	979

Total assets	$75,593	$68,835

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$153	$84
Subordinated debentures	15,464	15,464

Total liabilities	15,617	15,548

Shareholders’ equity:
Common stock	4,513	2,815
Retained earnings	54,124	48,594
Accumulated other comprehensive income	1,339	1,878

Total shareholders’ equity	59,976	53,287

Total liabilities and shareholders’ equity	$75,593	$68,835

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$3,426	$3,641	$868
Other operating income		100

Total income	3,426	3,741	868

Expenses:
Interest on subordinated debentures	770	891	84
Other expenses	526	425	240

Total expenses	1,296	1,316	324

Income before income taxes	2,130	2,425	544
Income tax benefit	(466)	(501)	(130)

Income before equity in undistributed income of subsidiary	2,596	2,926	674
Equity in undistributed income of subsidiary	7,768	5,913	6,204

Net income	$10,364	$8,839	$6,878

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$10,364	$8,839	$6,878
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(7,768)	(5,913)	(6,334)
Increase in other assets	(893)	(525)	(454)
Increase (decrease) in other liabilities	72	(1)	85

Net cash provided by operating activities	1,775	2,400	175

Cash flows from investing activities:
Investment in bank subsidiary			(10,000)
Investment in Sierra Capital Trust I			(464)
Proceeds from (investment in) other securities	40	(40)	(1,000)

Net cash provided by (used in) investing activities	40	(40)	(11,464)

Cash flows from financing activities:
(Repayments of) proceeds from short-term borrowings		(150)	150
Proceeds from the issuance of subordinated debentures			15,464
Proceeds from exercise of stock options	1,741	537
Common stock repurchase and retirement	(1,531)	(313)
Dividends paid	(3,346)	(2,590)	(368)

Net cash (used in) provided by financing activities	(3,136)	(2,516)	15,246

Net (decrease) increase in cash and cash equivalents	(1,321)	(156)	3,957
Cash and cash equivalents, beginning of year	3,801	3,957

Cash and cash equivalents, end of year	$2,480	$3,801	$3,957

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2003 and 2002 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2003 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$11,230	$10,915	$10,324	$10,138
Interest expense	1,588	1,629	1,723	1,934

Net interest income	9,642	9,286	8,601	8,204
Provision for loan and lease losses	1,180	800	725	400
Non-interest income	2,983	2,718	2,514	2,203
Non-interest expense	7,450	7,077	6,992	6,780

Net income before taxes	3,995	4,127	3,398	3,227
Provision for taxes	1,609	1,086	932	756

Net income	$2,386	$3,041	$2,466	$2,471

Diluted earnings per share	$.23	$.30	$.25	$.25
Cash dividend per share	$.12	$.08	$.08	$.08

	2002 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$10,536	$10,635	$10,530	$10,384
Interest expense	2,134	2,226	2,329	2,407

Net interest income	8,402	8,409	8,201	7,977
Provision for loan and lease losses	900	900	950	600
Non-interest income	2,249	1,976	2,189	2,108
Non-interest expense	7,023	6,929	6,164	6,126

Net income before taxes	2,728	2,556	3,276	3,359
Provision for taxes	627	264	1,015	1,174

Net income	$2,101	$2,292	$2,261	$2,185

Diluted earnings per share	$.26	$.24	$.23	$.23
Cash dividend per share	$.07	$.07	$.07	$.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)–15(e) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

The Company has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics is included as an exhibit to this Form 10-K. Furthermore, the Company intends to fully disclose any waiver from, or amendment to, any provision of its code of ethics.

Other Information Concerning Directors and Executive Officers

The remainder of the information required by Item 10 will be contained in the Company’s definitive Proxy Statement for the its 2004 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 11.	EXECUTIVE COMPENSATION (see Item 14 below)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003, with respect to options outstanding and available under our 1998 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,799,278	$8.10	721,464

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (see Item 14 below)

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 11, 13, and 14 will be contained in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2003 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

11	Statement of Computation of Per Share Earnings (4)

21	Subsidiaries of Sierra Bancorp

23.1	Consent of Perry Smith LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003 and incorporated herein by reference.
(4)	Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(c) Reports on Form 8-K

•	A filing was made on October 21, 2003 of a press release of the same date, reporting the Company’s preliminary results of operations and financial condition as of and for the calendar quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2004	SIERRA BANCORP,
a California corporation

By:	/s/ James C. Holly
James C. Holly
President
and Chief Executive Officer

By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra Albert L. Berra	Director	March 22, 2004

/s/ Gregory A. Childress Gregory A. Childress	Director	March 22, 2004

/s/ Robert L. Fields Robert L. Fields	Director	March 22, 2004

/s/ James C. Holly James C. Holly	Director	March 22, 2004

/s/ Vincent L. Jurkovich Vincent L. Jurkovich	Director	March 22, 2004

/s/ Howard H. Smith Howard H. Smith	Director	March 22, 2004

/s/ Morris A. Tharp Morris A. Tharp	Chairman of the Board	March 22, 2004

/s/ Robert H. Tienken Robert H. Tienken	Director	March 22, 2004

/s/ Gordon T. Woods Gordon T. Woods	Director	March 22, 2004

/s/ Kenneth R. Taylor Kenneth R. Taylor	Senior Vice President & Chief Financial Officer	March 22, 2004