Form 10-Q
period 2004-03-31
SIERRA BANCORP
filed 2004-05-14
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Common stock, no par value, 9,410,268 shares outstanding as of April 30, 2004

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Cash and due from banks	$41,363	$53,042
Federal Funds Sold	20,000	—

Total Cash & Cash Equivalents	61,363	53,042
Securities available for sale	93,199	84,798
Loans and leases:
Gross loans and leases	612,116	610,681
Allowance for loan and lease losses	(7,286)	(6,701)
Deferred loan and lease fees, net	(1,755)	(1,716)

Net Loans and Leases	603,075	602,264
Other equity securities	1,868	1,763
Premises and equipment, net	19,112	18,291
Other real estate	3,041	2,784
Accrued interest receivable	3,820	3,238
Other assets	37,727	35,494

TOTAL ASSETS	$823,205	$801,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$197,895	$196,392
Interest bearing demand	56,561	55,047
Savings	53,398	50,643
MMDA’s	129,213	130,803
TDOA’s, IRA’s & KEOGH’S	22,230	22,359
Time deposits < $100,000	98,393	100,128
Time deposits ≥ $100,000	136,217	129,105

Total Deposits	693,907	684,477
Federal funds purchased and repurchase agreements	26,598	13,647
Other borrowed funds	11	19,615
Accrued interest payable	765	489
Other liabilities	7,988	8,006
Junior subordinated debentures	30,928	15,464

TOTAL LIABILITIES	760,197	741,698

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,383,668 and 9,323,502 shares issued and outstanding in 2004 and 2003, respectively	5,091	4,513
Retained earnings	56,429	54,124
Accumulated other comprehensive income	1,488	1,339

TOTAL SHAREHOLDER’S EQUITY	63,008	59,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$823,205	$801,674

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2004	For the Quarter Ended March 31, 2003
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$8	$25
US Treasury securities	4	2
US Gov’t agencies	98	180
State and political subdivsions	342	423
Mortgage-backed securities	423	220
Corporate bonds	—	74
Equities	15	57
Loans and leases, including fee income	11,062	9,157

Total interest income	11,952	10,138
INTEREST EXPENSE:
Interest on deposits	1,348	1,695
Interest on borrowed funds	261	239

Total interest expense	1,609	1,934
Net Interest Income	10,343	8,204
Provision for loan losses	900	400

Net Interest Income after Provision for Loan Losses	9,443	7,804
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,452	1,341
Gains on sales of loans	117	61
Gain on sale of investment securities available-for-sale	5	(37)
Other	1,035	838

Total other operating income	2,609	2,203
OTHER OPERATING EXPENSES:
Salaries and employee benefits	3,708	3,561
Occupancy expense	1,396	1,182
Other	2,431	2,037

Total other operating expenses	7,535	6,780

INCOME BEFORE PROVISION FOR INCOME TAXES	4,517	3,227
Provision for income taxes	1,371	756

NET INCOME	$3,146	$2,471

Other comprehensive income (loss), unrealized gain (loss) on securities available for sale, net of income taxes	149	(74)
COMPREHENSIVE INCOME	$3,295	$2,397

PER SHARE DATA
Book value	$6.71	$5.93
Cash dividends	$0.09	$0.08
Earnings per share basic	$0.34	$0.27
Earnings per share diluted	$0.31	$0.25
Average shares outstanding, basic	9,353,761	9,253,137
Average shares outstanding, diluted	10,081,680	9,866,569

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$3,146	$2,471
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) Loss on sale of securities	(5)	37
Gain on sales of loans	(117)	(68)
Loss on sale of other real estate	—	70
Provision for loan losses	900	400
Depreciation and amortization	697	532
Net amortization (accretion) on securities premiums and discounts	365	(151)
Increase in unearned net loan fees	39	167
Increase (Decrease) in cash surrender value of life insurance policies	(145)	(29)
Proceeds from sales of loans held for sale	6,339	3,266
Originations of loans held for sale	(6,361)	(2,791)
Increase in interest receivable and other assets	(3,177)	(1,113)
Increase (Decrease) in other liabilities	258	(1,430)

Net cash provided by (used in) operating activities	1,939	1,361

Cash Flows from Investing Activities
Maturities of securities available for sale	3,503	2,243
Proceeds from sales/calls of securities available for sale	4,550	2,599
Purchases of securities available for sale	(20,116)	(10,394)
Principal paydowns on securities available for sale	3,779	4,006
(Increase) Decrease in loans receivable, net	(1,322)	768
Purchases of premises and equipment	(1,478)	(215)
Proceeds from sales of other real estate	—	173
Other	(378)	(197)

Net cash used in investing activities	(11,462)	(1,017)

Cash Flows from Financing Activities
Increase (decrease) in deposits	9,430	(5,738)
Decrease in federal funds purchased	—	(4,750)
Decrease in borrowed funds	(19,604)	(3)
Increase in repurchase agreements	12,951	814
Proceeds from issuance of subordinated debentures	15,464	—
Cash dividends paid	(840)	(740)
Stock repurchased	—	(377)
Stock options exercised	443	261

Net cash provided by financing activities	17,844	(10,533)

(Decrease) in cash and due from banks	8,321	(10,189)
Cash and Cash Equivalents
Beginning of period	53,042	55,819

End of period	$61,363	$45,630

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other direct subsidiaries are Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Statutory Trust II, formed in March 2004 also for the purpose of issuing capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Capital Trust I and Sierra Statutory Trust II are not reflected on a consolidated basis in the financial statements of the Company.

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977 and opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. It is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. With the opening of its second Fresno branch in June 2003, the Bank now operates seventeen full service branch offices throughout this geographic footprint. We have received regulatory approval for an eighteenth branch in the City of Clovis, and should be able to commence operations at that location in June of 2004. In addition to its full-service branch offices, the Bank has an agricultural credit center, a bank card center, and a unit specializing in Small Business Administration loans at its corporate headquarters. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in June 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings. Sierra Real Estate Investment Trust was capitalized in August 2002, when the Bank exchanged real-estate related assets for 100% of the common and preferred stock of the REIT. The Bank subsequently distributed more than 100 shares of preferred stock among its directors and officers in January of 2003.

The Company’s principal source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from cash raised via capital trust pass-through securities and retained at the holding company level, and dividends paid to the Company by the Bank.

References herein to the “Company” include the Company and its consolidated subsidiaries, unless the context indicates otherwise.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2003 have been reclassified to be consistent with the reporting for 2004. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

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

In July 2003, the Board of Governors of the Federal Reserve Systems issued a supervisory letter instructing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes until notice is given to the contrary. Since that time, the Federal Reserve has reviewed the regulatory implications of the accounting changes resulting from FIN 46. On May 6, 2004, they issued a notice of proposed rulemaking that would allow most community bank holding companies to continue to count trust-preferred securities (defined to include notes payable to unconsolidated special purpose entities that issue trust-preferred securities) as Tier 1 capital, with the limit on such to be changed from 25% of total Tier 1 capital, to 25% of Tier 1 capital net of goodwill. While this is a positive development, there can be no assurance that the Federal Reserve will, in the future, continue to allow institutions to include trust preferred securities in Tier 1 capital for regulatory capital purposes.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-03). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted. This SOP also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on the Company’s financial position or results of operations.

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

In March 2004, the FASB issued an exposure draft entitled Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This proposed statement would eliminate the ability to account for stock-based compensation using APB 25, and would require that such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method, whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As proposed, this statement would be effective for the Corporation on January 1, 2005. The proposal is highly controversial and subject to public comment. Accordingly, the provisions of the final statement, which the FASB expects to issue in late 2004, could significantly differ from those proposed in the exposure draft.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2004 and 2003, cash paid for interest due on interest-bearing liabilities was $1.1 million and $1.8 million, respectively, while cash paid for income taxes during the three months ended March 31, 2004 and 2003 was $2.0 million and $570,000, respectively. There was $259,000 of real estate acquired in the settlement of loans for the three months ended March 31, 2004, and $183,000 acquired for the three months ended March 31, 2003. There were no loans made to finance the sale of other real estate during the three months ended March 31, 2004, and $150,000 in loans for the three months ended March 31, 2003.

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

	For the 3-month period ended:
	March 31, 2004	March 31, 2003
Net income, as reported (in $000’s)	$3,146	$2,471
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	55	49

Pro forma net income (in $000’s)	$3,091	$2,422

Basic earnings per share - as reported	$0.34	$0.27
Basic earnings per share - pro forma	$0.33	$0.26
Diluted earnings per share - as reported	$0.31	$0.25
Diluted earnings per share - pro forma	$0.31	$0.25
Weighted average fair value of options granted during period	$4.67	$2.61
Assumptions for determining fair values:
Dividend yield	2.25%	2.60%
Projected stock price volatility	30.98%	29.87%
Risk-free interest rate	3.53%	3.07%
Expected option term (from option date)	6.0 years	6.0 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. There were 9,353,761 weighted average shares outstanding during the first quarter of 2004, and 9,253,137 during the first quarter of 2003.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. For the first quarter of 2004, the dilutive effect of options outstanding calculated under the treasury stock method totaled 727,919 shares, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2003, shares totaling 613,432 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the 3-month period ended:
(in $000’s)	March 31, 2004	March 31, 2003
Net income	$3,146	$2,471
Other comprehensive income/(loss):
Unrealized holding gain/(loss), net of taxes of $103 for 2004 and ($37) for 2003	152	(96)
Less: reclassification adjustment, net of taxes of $2 for 2004 and ($15) for 2003	3	(22)

Total other comprehensive income/(loss)	149	(74)

Comprehensive income	$3,295	$2,397

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2004	December 31, 2003
Commitments to extend credit	$197,863	$183,902
Standby letters of credit	$21,728	$21,118
Credit card commitments	$42,525	$43,143

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: The establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the annual evaluation of goodwill for impairment; and the accrual of the Company’s tax liability.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended March 31, 2004 was $3.15 million compared with $2.47 million for the quarter ended March 31, 2003. Basic and diluted earnings per share for the quarter were $.34 and $.31 compared to $.27 and $.25 for the first quarter of 2003. The Company’s earnings improved by 27% in the first quarter of 2004 relative to the same period in 2003. The Company’s annualized return on average equity was 20.66% and annualized return on average assets was 1.58% for the quarter ended March 31, 2004, compared to a return on average equity of 18.76% and return on average assets of 1.46% for the quarter ended March 31, 2003.

The primary drivers of the Company’s record results of operations in the first quarter of 2004 include the following:

•	Net interest income increased by $2.1 million, or 26%, in comparison to the first quarter of 2003, due mainly to the addition of $106 million in average earning assets but also because the Company’s net interest margin was 31 basis points higher.

•	The loan loss provision for the first quarter of 2004 was $900,000, which represents an increase of $500,000 over the loan loss provision in the first quarter of 2003. Since asset quality was significantly improved and net charge-offs were lower, this increase can best be explained by an increase in reserve factors to adjust for a higher commercial real estate concentration.

•	Non-interest income increased by $406,000, or 18%, in the first quarter of 2004 relative to the first three months of 2003, with $111,000 of that increase due to a higher level of service charges on deposit accounts and $188,000 coming from an increase in other service charges, commissions, and fees.

•	Salaries and Benefits were held to a 4% increase, while occupancy expense was $214,000, or 18%, higher in the first quarter of 2004 than in the first quarter of 2003. Occupancy expense has risen primarily because of expenses associated with the branch added in June 2003 and the new core operating system. Other non-interest expenses increased by an aggregate $394,000, or 19%, mainly due to increases in data processing and education/training expenses related to the core processing conversion at the end of 2003, and higher professional services costs.

•	The first quarter 2004 tax provision was $615,000, or 81% higher than in the first quarter of the previous year. The tax accrual rate for 2004 is running at approximately 30% of pre-tax income, while the rate for the first quarter of 2003 was approximately 23% since tax benefits related to the Company’s REIT were still being recognized in income at that time. The 2003 provision for taxes ultimately ended up at 30% of pre-tax income, since REIT-related benefits were reversed at year-end.

FINANCIAL CONDITION SUMMARY

The Company’s total assets were $823 million at March 31, 2004, an increase of $21.5 million, or 3%, over total assets of $802 million at December 31, 2003. The most significant changes in the Company’s balance sheet during the first three months of 2004 are outlined below:

•	Cash and due from banks fell by nearly $12 million, mainly due to timing issues impacting cash items in process of collection. The Company’s balance of cash and due from banks averaged $37 million for the first quarter of 2004, slightly higher than the $36 million average for all of 2003.

•	The balance of fed funds sold increased to $20 million at the end of March 2004, while no fed funds were sold at the end of December 2003. The net $8 million increase in total cash and cash equivalents and the $8 million increase in investment securities were facilitated by the $15 million cash influx subsequent to the issuance of junior subordinated debentures in mid-March 2004.

•	Gross loan and lease balances increased by only $1.4 million from December 31, 2003, ending the first quarter of 2004 at $612 million. Non-performing loans are included in the total, however. If the $3.4 million reduction in non-performing loans is added back, the increase in total loan balances is $4.8 million.

•	Total non-performing assets declined by $3.1 million. Non-performing loans fell by $3.4 million, however this was partially offset by a $257,000 increase in other real estate owned. The improvement in asset quality in the first quarter of 2004 was due mainly to the favorable resolution of several non-performing loans, including the pay-off of a $600,000 FDA-guaranteed balance that has been classified as non-performing for the past three years. The Company realized a $190,000 interest recovery in addition to the principal on that loan.

•	The previously noted $15 million in junior subordinated debentures had a significant positive impact on the Company’s total risk-based capital ratio, which increased to 13.30% at March 31, 2004 from 10.88% at December 31, 2003. This should provide the Company with adequate regulatory capital for planned growth in loans, although no assurance can be given that this will be the case.

EARNINGS PERFORMANCE

As discussed in the Results of Operations Summary and reflected in the Consolidated Statements of Income, during the three months ended March 31, 2004 the Company generated net income of $3.15 million, as compared to $2.47 million for the same period in 2003. The Company earns income from two principal sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense on interest-bearing liabilities; and net non-interest income, which is principally comprised of various non-interest fees and charges less the operating costs associated with providing a full range of banking services to customers.

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

	For the Quarter Ended March 31, 2004 (a) (b) (f)			For the Quarter Ended March 31, 2003 (a) (b) (f)
Average Balances and Rates (dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$3,175	$8	1.01%	$8,274	$25	1.23%
Taxable	$53,528	$525	3.94%	$42,703	$476	4.52%
Non-taxable	$34,529	$342	6.04%	$41,133	$423	6.32%
Equity	$1,838	$15	3.28%	$1,857	$57	12.45%

Total Investments	$93,070	$890	4.61%	$93,967	$981	5.17%

Loans and Leases:(c)
Agricultural	$10,817	$151	5.61%	$8,258	$139	6.83%
Commercial	$108,099	$1,986	7.39%	$99,577	$1,448	5.90%
Real Estate	$438,853	$7,908	7.25%	$345,323	$6,327	7.43%
Consumer	$39,120	$695	7.15%	$38,739	$910	9.53%
Credit Cards	$10,628	$308	11.66%	$11,084	$333	12.18%
Leases	$645	$14	8.73%	$—	$—	0.00%
Other	$6,378	$—	0.00%	$4,953	$—	0.00%

Total Loans and Leases	$614,540	$11,062	7.24%	$507,934	$9,157	7.31%

Other Earning Assets	$1,000	$—	0.00%	$1,040	$—	0.00%
Total Earning Assets(e)	$708,610	$11,952	6.88%	$602,941	$10,138	6.97%

Non-Earning Assets	$91,536			$82,587

Total Assets	$800,146			$685,528

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$55,599	$13	0.09%	$53,007	$13	0.10%
Savings Accounts	$51,706	$62	0.48%	$39,349	$49	0.51%
Money Market	$129,852	$245	0.76%	$126,196	$431	1.39%
TDOA’s, IRA & KEOGH’s	$22,270	$94	1.70%	$21,945	$114	2.11%
Certificates of Deposit<$100,000	$99,778	$391	1.58%	$90,701	$462	2.07%
Certificates of Deposit≥$100,000	$131,971	$543	1.65%	$105,127	$626	2.41%

Total Interest Bearing Deposits	$491,176	$1,348	1.10%	$436,325	$1,695	1.58%
Borrowed Funds:
Federal Funds Purchased	$—	$—	0.00%	$745	$2	1.09%
Repurchase Agreements	$18,667	$15	0.32%	$15,156	$33	0.88%
Other Borrowings	$7,985	$23	1.16%	$30	$—	0.00%
TRUPS	$18,013	$223	4.98%	$15,000	$204	5.52%

Total Borrowed Funds	$44,665	$261	2.35%	$30,931	$239	3.13%

Total Interest Bearing Liabilities	$535,841	$1,609	1.21%	$467,256	$1,934	1.68%

Demand Deposits	$193,129			$155,779

Other Liabilities	$9,922			$9,081

Shareholders’ Equity	$61,254			$53,412
Total Liabilities and Shareholders’ Equity	$800,146			$685,528

Interest Income/Earning Assets			6.88%			6.97%
Interest Expense/Earning Assets			0.91%			1.30%

Net Interest Income and Margin(d)		$10,343	5.97%		$8,204	5.66%

(a)	Average balances are obtained from the best available daily or monthly data.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $552 thousand and $272 thousand for the quarters ended March 31, 2004 and 2003.
Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Net interest income for the first quarter of 2004 was $10.3 million compared to $8.2 million for the first quarter of 2003, which constitutes an increase of $2.1 million, or about 26%. The Company’s tax-equivalent net interest margin for the first quarter of 2004 was 5.97%, a 31 basis point improvement compared to the 5.66% margin in the first quarter of the previous year. Without the $190,000 interest recovery in the first quarter of 2004, however, the net interest margin would have been reduced to 5.86%, which is still 20 basis points higher than in the same quarter of the previous year. In addition to the interest recovery, the main variables contributing to the higher margin in 2004 include a 24% increase in average non-interest demand deposits relative to a 15% increase in average interest-bearing liabilities, a 21% increase in higher-yielding loans and leases relative to a 1% decline in average investment balances, and a drop of 47 basis points in the cost of interest-bearing liabilities relative to a decline of only 19 basis points in the yield on average earning assets (excluding the impact of the interest recovery).

The following Volume and Rate Variances table sets forth the difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the current period balance. Variances attributable to both volume and rate changes and the variance created by the additional accrual day in 2004 (a leap year) have been allocated to the change in rate.

	Quarter Ended March 31, 2004 over 2003
	Increase (decrease) due to
Volume & Rate Variances (dollars in thousands)	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(15)	(2)	$(17)
Taxable	$121	(72)	$49
Non-taxable(1)	$(68)	(13)	$(81)
Equity	$(1)	(41)	$(42)

Total Investments	$37	$(128)	$(91)

Loans and Leases:
Agricultural	$43	(31)	$12
Commercial	$124	414	$538
Real Estate	$1,714	(133)	$1,581
Consumer	$9	(224)	$(215)
Credit Cards	$(14)	(11)	$(25)
Leases	$—	14	$14

Total Loans and Leases	$1,876	$29	$1,905

Other Earning Assets	$—	—	$—

Total Earning Assets	$1,913	$(99)	$1,814

Liabilities
Interest Bearing Deposits:
NOW	$1	(1)	$(0)
Savings Accounts	$15	(2)	$13
Money Market	$12	(198)	$(186)
TDOA’s & IRA’s	$2	(22)	$(20)
Certificates of Deposit < $100,000	$46	(117)	$(71)
Certificates of Deposit > $100,000	$160	(243)	$(83)

Total Interest Bearing Deposits	$236	$(583)	$(347)

Borrowed Funds:
Federal Funds Purchased	$(2)	—	$(2)
Repurchase Agreements	$8	(26)	$(18)
Other Borrowings	$—	23	$23
TRUPS	$41	(22)	$19

Total Borrowed Funds	$47	$(25)	$22

Total Interest Bearing Liabilities	$283	$(608)	$(325)

Net Interest Margin/Income	$1,630	$509	$2,139

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

A substantially higher level of average earning assets in the first quarter of 2004 contributed to a favorable volume variance of $1.6 million in net interest income. Average earning assets for the first quarter of 2004 were $106 million higher than in the first quarter of 2003. In addition to the increase in aggregate average earning assets, the volume variance is impacted by changes in the mix of interest-earning assets and interest-bearing liabilities, as well as fluctuations in the relative levels of non-earning assets (including cash and due from banks) and non-interest liabilities (including demand deposits). Most of the significant changes were noted earlier in this section, however also worthy of discussion is a $9 million increase in average non-earning assets. While this balance actually dropped slightly as a percentage of average total assets, from 12% to 11%, some of the components show significant increases: the average balance of cash and due from banks increased by almost $3 million, mainly due to an increase in certain cash-intensive customers; the average balance of fixed assets increased by about $1 million, due to the branch added in June of 2003 and the addition of equipment, etc., for the core processing conversion that took place at the end of 2003; and other assets were nearly $4 million higher on average primarily due to a $3 million low-income housing tax credit fund investment made in July of 2003. The latter is expected to have a positive impact on Company profitability, albeit through reduced taxes rather than interest income. This increase in non-earning assets would have had a negative impact on the Company’s net interest margin had it not been offset by an $8 million increase in the average balance of shareholders’ equity.

The positive volume variance in net interest income in the first quarter of 2004 was enhanced by a favorable rate variance. Rate changes (including the impact of the aforementioned interest recovery) are shown to have caused an increase of $509,000 in net interest income for the first quarter of 2004 relative to the first quarter of 2003. For the most part, rates on interest-bearing liabilities show greater attenuation than do yields on earning assets, hence the favorable rate variance.

Two recent events that will impact the Company’s net interest income and net interest margin going forward also merit disclosure. First, the Company issued $15 million in junior subordinated debentures, in consideration for cash from trust-preferred securities issued by a wholly-owned trust subsidiary on March 17, 2004 (more fully described and discussed in the Capital Resources section below). While this has given the Company the regulatory capital necessary to provide for anticipated growth in loans, the initial rate on the recently-issued junior subordinated debentures is 3.86%, adjustable every three months. That rate is substantially higher than current Federal Home Loan Bank advance rate of about 1.15% for three-month money, which could have been utilized if the Company merely needed to raise additional cash for short-term needs. The second event is a “leverage” strategy implemented in the month of April 2004, whereby approximately $80 million in mortgage backed securities were purchased with funds simultaneously borrowed against the pledged principal of the securities. The funding is in the form of fixed-rate credit advances of various maturities from the Federal Home Loan Bank. At the same time the Company reduced its fed funds sold position, utilizing its “excess” cash instead for an additional $20 million investment in mortgage-backed securities. Subsequent to recent changes in the Company’s cash position, that $20 million investment is now funded with short-term borrowings. Viewed in isolation, the aggregate $100 million leverage transaction has an initial net interest margin of approximately 190 basis points and should add up to $158,000 per month to net interest income. The initial contribution to net interest income will decline as shorter-term lower-cost funding matures, however. Any significant variation in prepayments from levels modeled in analyzing this transaction could also have a negative impact on income expectations. Furthermore, because the initial net interest margin for the transaction is lower than the net interest margin on the Company’s pre-existing earning assets, the leverage strategy is expected to lower the Company’s aggregate net interest margin by as much as 50 basis points. No assurance can be given that future fluctuations in market interest rates or other supply and demand issues will not have an additional negative impact on the Company’s net interest margin and/or net interest income.

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

For the quarter ended March 31, 2004 the Company’s provision for loan and lease losses was $900,000, which is $500,000 higher than the $400,000 loan loss provision recognized in the first quarter of 2003. The loan loss provision was higher despite a large decrease in non-performing loans and a lower level of charged-off balances during the first quarter of 2004, due mainly to an increase in reserve factors in recognition of a higher real estate loan concentration. Management feels that more meticulous monitoring and aggressive reserving are merited in light of marked inflation in real estate values in some of the Company’s markets. Overall growth in the portfolio has also contributed to the higher provision. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses”.

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflect a $406,000, or 18% increase in non-interest income, to $2.6 million for the quarter ended March 31, 2004 from $2.2 million for the quarter ended March 31, 2003. Total non-interest income increased slightly to 1.49% from 1.48% of average earning assets for the quarter. Total non-interest expense was $7.5 million in the first quarter of 2004 and $6.8 million in the first quarter of 2003, an increase of $755,000, or 11%. As a percentage of average earning assets, total overhead expenses were 4.31% and 4.56% for the first quarters of 2004 and 2003, respectively.

Because the increase in net interest plus other income was proportionately greater than the increase in non-interest expenses, the Company’s overhead efficiency ratio fell for the quarter. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest income and non-interest income. The provision for loan and lease losses is not factored into the equation. The Company’s overhead efficiency ratio was 56.85% in the first quarter of 2004 versus 63.11% in the first quarter of 2003. The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the first quarters of 2004 and 2003.

	For the Quarter Ended March 31,
Non Interest Income/Expense (dollars in thousands, unaudited)	2004	% of Total	2003	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,452	55.65%	$1,341	60.87%
Other service charges, commissions & fees	$685	26.26%	$497	22.56%
Gains on sales of loans	$117	4.48%	$61	2.77%
Loan servicing income	$46	1.76%	$59	2.68%
Bank owned life insurance	$246	9.43%	$228	10.35%
Other	$63	2.42%	$17	0.77%

Total non-interest income	$2,609	100.00%	$2,203	100.00%
As a percentage of average earning assets		1.49%		1.48%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,708	49.21%	$3,561	52.52%
Occupancy costs
Furniture & equipment	$807	10.71%	$620	9.15%
Premises	$589	7.82%	$562	8.29%
Advertising and marketing costs	$238	3.16%	$242	3.57%
Data processing costs	$300	3.98%	$228	3.36%
Deposit services costs	$305	4.05%	$251	3.70%
Loan services costs
Loan processing	$74	0.98%	$100	1.48%
ORE owned	$36	0.48%	$15	0.22%
Credit card	$135	1.79%	$104	1.53%
Other operating costs
Telephone & data communications	$194	2.57%	$181	2.67%
Postage & mail	$109	1.44%	$75	1.11%
Other	$299	3.97%	$186	2.74%
Professional services costs
Legal & accounting	$210	2.79%	$238	3.51%
Other professional service	$345	4.58%	$238	3.51%
Stationery & supply costs	$143	1.90%	$143	2.11%
Sundry & tellers	$43	0.57%	$36	0.53%

Total non-interest Expense	$7,535	100.00%	$6,780	100.00%

As a % of average earning assets		4.31%		4.56%
Efficiency Ratio	56.85%		63.11%

Included in the increase in non-interest income is an increase of $111,000, or 8% in service charges on deposit accounts. While service charges increased in real dollar terms, they fell to 0.58% of average transaction account balances in the first quarter of 2004 from 0.64% in the first quarter of 2003. This decline in the rate of service charges collected is because much of the growth in demand deposit balances was in the form of checking accounts that are free of monthly service charges. Most other financial institutions in the Company’s market areas have similar offerings and management views this as a defensive product, however the increased customer base also represents expanded cross-sell opportunities. Other service charges, commissions, and fees were up by $188,000 for the quarter, due to the addition of $65,000 in operating lease income and because of various fee changes implemented in the fourth quarter of 2003.

Loan sales income increased by $56,000, or 92%, for the quarter due to strong loan origination activity. Loan servicing income, however, fell by $13,000 for the first quarter of 2004 in comparison to the first quarter of 2003 because of the continued decline in the volume of loan servicing. The number of loans serviced for others fell from 121 at March 31, 2003 to 94 at March 31, 2004, with the dollar volume dropping from $39 million to $30 million as of the same dates. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Other non-interest income, which includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America, increased by $46,000 for the first quarter of 2004 relative to the first quarter of 2003. Most of this increase was simply due to the first quarter 2003 write-off of the Company’s $40,000 investment in California Bankers Insurance Agency, subsequent to the receipt from them of correspondence alerting the Company to their dissolution.

The largest increase for any specific category of expenses was in furniture and equipment expense, which increased by $187,000, or 30% for the first quarter of 2004 relative to 2003. Most of that increase is in depreciation for furniture and equipment, which is partially the result of a $70,000 cumulative credit adjustment to depreciation expense in the first quarter of 2003 resulting from changes to more accurately reflect the useful life of item processing equipment purchased in 2002. Also contributing to the increase is depreciation related to the branch added in 2003 and depreciation expense on equipment purchased in connection with the recent core processing conversion.

Salaries and employee benefits were $147,000, or 4%, higher in the first quarter of 2004 than in the first quarter of 2003, due in large part to regular annual increases. There was also a slight increase in the number of full-time equivalent employees, which totaled 326 at March 31, 2004 and 318 at March 31, 2003. The increase is mainly attributable to employees hired to staff the new branch in Fresno, but also includes the addition of back-office staff to enhance the credit function and centralize loan documentation, among other things. The cost of employee benefits actually increased by $91,000, or 9%, however this increase was more than offset by a higher credit against salaries for loan origination costs. FAS 91 requires that costs directly associated with the origination of a loan be deferred from current period expenses and amortized over the life of the loan as an adjustment to yield. These costs consist primarily of salaries, and the FAS 91 credit against current period salaries increased by $167,000 in the first quarter of 2004 relative to the first quarter of 2003.

Data processing costs increased by $72,000, or 31%, for the quarter due to expenses associated with the Company’s recent core processing and internet banking platform conversions. We are investing time and money in new technology to improve longer-term processing efficiency and position the Company for future growth. While this will likely increase ongoing data processing costs it should allow the Company to achieve other operational efficiencies, although the amounts cannot yet be determined with reasonable accuracy.

Postage and mail expenses show a $34,000 increase for the quarter, primarily due to the timing of payment for such expenses. The “other” category in other operating costs increased by $113,000 for the first quarter of 2004 relative to the same period in the prior year. This change is mostly due to a $62,000 increase in training and education attributable to the core processing conversion. Another contributing factor to the increase in other operating costs stems from accounting for the Company’s investments in low-income housing tax credit funds. These investments are written down by the amount of partnership losses via charges to other operating expenses, and the losses increased for the first quarter of 2004 due to the additional investment made in July of 2003.

The cost of other professional services was $107,000 higher for the quarter, mainly due to accruals for deferred compensation for certain directors but also as the result of rising costs for insurance coverage. The deferred compensation plan is available to directors and highly compensated employees, and allows participants to defer part or all of their compensation for payment at retirement or termination. The deferred compensation balances become unsecured debt obligations of the Company, and can fluctuate based on investment allocations designated by participants. With the recent stock market rally balances with equity investment allocation designations have, for the most part, risen substantially. Any changes in the Company’s accrued liability other than participant contributions or withdrawals are hedged by a corresponding investment in bank-owned life insurance, which also has returns pegged to deferred compensation participant allocations.

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

An additional permanent difference arose as a result of the formation of a real estate investment trust (“REIT”) which began operations in August 2002, at which time the Company adjusted its tax accrual to allow for the year-to-date impact of the REIT. The REIT-related tax benefit was also reflected in the tax provision for the first three quarters of 2003, but the 2003 benefit was reversed at the end of the year subsequent to a last-minute legal opinion rendered by the California Franchise Tax Board. That opinion designated bank-owned REITs as potentially abusive tax shelters, and stated that the California law dealing with the taxability of REIT consent dividends has been misinterpreted. The Company continues to believe that the law was interpreted correctly when the REIT was established and that the tax benefits will ultimately be realized, and we have been advised by our REIT tax consultants that neither the law nor their original tax opinion has changed. Based on the Franchise Tax Board’s aggressive stance, however, and the potential penalties outlined in recent tax shelter legislation, the Company deemed it prudent at the end of 2003 to reverse any benefits accrued during that fiscal year and will likely file its 2003 income tax returns sans any REIT benefits. Furthermore, in order to stop the accrual of potential interest and penalties, in April 2004 the Company decided to file an amended 2002 state income tax return and pay 2002 taxes in accordance with the Franchise Tax Board’s recent interpretation, while reserving the right to appeal and later claim REIT-related benefits. This payment may have an impact on the Company’s second quarter 2004 tax provision. No assurance can be given that the tax benefits from the REIT will ultimately be validated, however if they are the Company will then reflect the cumulative benefit on its income statement.

BALANCE SHEET ANALYSIS

EARNING ASSETS

INVESTMENTS

The major components of the Company’s earning asset base are its investments and loans, and the detailed composition and growth characteristics of both are significant determinants of the financial condition of the Company. The Company’s investments are analyzed in this section, while the loan and lease portfolio is discussed in a later section of this Form 10-Q.

Although the Company currently has the intent and the ability to hold its marketable investment securities to maturity, all are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to SFAS 115, the balance of available for sale securities is carried on the Company’s financial statements at its estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the “accumulated other comprehensive income” account in shareholders’ equity.

The Company’s investments consist of debt and marketable equity securities, typically referred to as the investment portfolio, investments in the time deposits of other banks, and overnight fed funds sold. The investment portfolio serves several purposes: 1) it provides liquidity to even out cash flows from the loan and deposit activities of customers; 2) it provides a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) it is a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Bank; 4) it is an alternative interest-earning use of funds when loan demand is light; and 5) it can provide partially tax exempt income. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio (dollars in thousands, unaudited)	March 31, 2004		December 31, 2003
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$508	$525	$509	$518
US Gov’t agencies	8,501	8,636	10,499	10,629
Mortgage-backed securities	49,761	50,178	38,094	38,492
Corporate bonds	—	—	—	—
State & political subdivisions	31,894	33,850	33,415	35,148
Other equity securities	6	10	6	11

Total Investment Securities	$90,670	$93,199	$82,523	$84,798

The carrying value of the investment portfolio was $93 million at March 31, 2004 and $85 million at December 31, 2003, an increase of $8 million, or 10%. The increase was primarily to accommodate pledging needs for higher repurchase agreement balances. Fed funds sold at March 31, 2004 totaled $20 million, while there were no fed funds sold at the end of 2003. The Company’s investment in the time deposits of other banks was $510,000 at March 31, 2004, and $98,000 at December 31, 2003. Total investments increased to 14% of assets at March 31, 2004 from 11% at December 31, 2003. While balances of government agency securities and municipal bonds declined due to maturities and calls, additions to the portfolio in the first quarter of 2004 were in the form of mortgage-backed securities due to their relatively favorable yields and interest rate risk profiles. Securities that were pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $78 million at March 31, 2004, and $66 million at December 31, 2003.

As discussed in detail in the Net Interest Income and Net Interest Margin section, approximately $100 million in mortgage-backed securities were added to the Company’s investment portfolio in April 2004, although the $20 million balance of fed funds sold was simultaneously eliminated. As noted, this is expected to have an immediate positive impact on the Company’s net income and return on equity, however our net interest margin will decline. Based on prepayment projections, the majority of the principal on these securities should be returned within a five-year time frame, although this cannot be projected with certainty. Furthermore, it is possible that should interest rate conditions be conducive to a similar undertaking in the future, the Company could enter into a similar leverage strategy as the balance of securities invested under the current strategy declines.

LOAN PORTFOLIO

The Company’s total gross loans grew by only $1.4 million, or less than 1%, from December 31, 2003 to March 31, 2004, and fell from 76% to 74% of total assets. Much of the reason for the relatively weak growth was the payoff of two large commercial loans totaling almost $6 million. Furthermore, a $3.4 million reduction in non-performing loans, while a decidedly positive development, negatively impacted aggregate loan growth in the first quarter of 2004. Expansion in loan volume is expected to return to an average pace of approximately $5 million per month for the remainder of 2004, although no assurance can be given that unforeseen developments will not cause that projection to vary significantly.

A comparative schedule of the distribution of the Company’s loans at March 31, 2004 and December 31, 2003 is presented in the Loan Distribution table. The amounts shown in the table are before deferred or unamortized loan origination, extension, or commitment fees and origination costs for loans in that category. The figures noted for each category are also presented as percentages of total loans, for ease of reviewer analysis.

Loan and Lease Distribution (dollars in thousands, unaudited)	March 31 2004	December 31 2003
Agricultural	$12,026	$13,693
Commercial and industrial	$82,721	$91,367
Real Estate:
Secured by commercial/professional office
Properties including construction and development	$312,252	$306,635
Secured by residential properties	$102,665	$98,892
Secured by farmland	$30,182	$25,280
Held for sale	$626	$513

Total Real Estate	$445,725	$431,320
Small Business Administration loans	$20,957	$21,964
Consumer loans	$39,456	$41,106
Credit cards	$10,254	$10,439
Leases	$977	$792

Total Loans and Leases	$612,116	$610,681

Percentage of Total Loans and Leases
Agricultural	1.97%	2.24%
Commercial and industrial	13.51%	14.96%
Real Estate:
Secured by commercial/professional office
Properties including construction and development	51.01%	50.22%
Secured by residential properties	16.77%	16.19%
Secured by farmland	4.93%	4.14%
Held for sale	0.10%	0.08%

Total Real Estate	72.81%	70.63%
Small Business Administration loans	3.42%	3.60%
Consumer loans	6.45%	6.73%
Credit cards	1.68%	1.71%
Leases	0.16%	0.13%

Total	100.00%	100.00%

Real estate loans secured by commercial/professional office properties experienced the strongest growth in overall volume. That segment of the Company’s loan portfolio grew by $6 million, or 2%, from December 31, 2003 to the end of the first quarter of 2004, and increased from 50% to 51% of the total portfolio. Despite the appearance of a heavy real estate concentration, many of these loans are commercial loans where real estate collateral has been taken as an abundance of caution. Management expects to see continued growth in this category, particularly in the Fresno and Bakersfield markets where the Company currently has a relatively small share of an expanding market, although no assurance can be given that this will indeed occur. Real estate loans secured by farmland were a close second in absolute growth, increasing by $5 million, or 19%, although they are still only 5% of total loans. And, despite the Company’s referral of the majority of its potential mortgage loans to MoneyLine, loans secured by residential properties increased by $4 million, or 4%, due to the retention of the Company’s “all-in-one” balances subsequent to their conversion from construction loans to mortgage loans. While emphasis is also currently being placed on commercial and industrial loan production in an attempt to increase that segment as a percentage of the total portfolio, two large commercial loan payoffs totaling about $6 million and a $2 million reduction in non-performing commercial loans contributed to an overall decline of $9 million, or 9%.

SBA loan balances fell slightly, as this market segment has become increasingly competitive, and consumer loan balances were also down by about $ 2 million. Agricultural loan balances, while comprising only about 2% of the Company’s overall portfolio, also fell by nearly $2 million, or 12%. Due to lingering problems in the industry, the Company continues to be highly selective in its agricultural lending activities. Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $30 million as of March 31, 2004, compared to $36 million at December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $240 million at March 31, 2004 as compared to $227 million at December 31, 2003, although it is expected that not all of these commitments will ultimately be drawn upon. These commitments represented approximately 39% and 37% of gross loans outstanding at each of the dates noted, respectively. In addition to unused loan commitments, the Company had stand-by letters of credit at March 31, 2004 and December 31, 2003 totaling $22 million and $21 million, respectively. This represented 8% of total commitments at March 31, 2004 and 9% of total commitments at December 31, 2003.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NON-PERFORMING ASSETS

Non-performing assets are comprised of the following: Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s non-performing assets:

Non-performing Assets (dollars in thousands, unaudited)	March 31 2004	December 31 2003	March 31 2003
NON-ACCRUAL LOANS:
Agricultural	$203	$725	$142
Commercial and industrial	$473	$2,370	$2,093
Real Estate
Secured by commercial/professional office
properties including construction and development	$—	$116	$77
Secured by residential properties	$180	$260	$104
Secured by farmland	$1,504	$1,920	$1,749
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$1,684	$2,296	$1,930
Small Business Administration loans	$764	$787	$1,140
Consumer loans	$146	$284	$208
Credit cards	$20	$15	$56
Leases	$—	$—	$—

SUBTOTAL	$3,290	$6,477	$5,569

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$206	$1,453
Consumer loans	$—	$—	$—
Credit cards	$—	$—	$23
Leases	$—	$—	$—

SUBTOTAL	$—	$206	$1,476

TOTAL NONPERFORMING LOANS	$3,290	$6,683	$7,045
Other real estate	$3,041	$2,784	$1,594

Total nonperforming assets	$6,331	$9,467	$8,639

Restructured loans	N/A	N/A	N/A
Nonperforming loans as percentage of total gross loans and leases	0.54%	1.09%	1.38%
Nonperforming assets as a percentage of total gross loans and leases and other real estate	1.03%	1.54%	1.68%

Total non-performing assets fell substantially to $6.3 million at March 31, 2004 from $9.5 million at December 31, 2003, a drop of $3.1 million or 33%, with net charge-offs only accounting for about $300,000 of the reduction. Most of the decline was in commercial loans, which experienced a $2 million, or 80% reduction, with the previously discussed FDA-guaranteed loan accounting for about $600,000 of that amount. Another large reduction was the return to accrual status of $1 million in commercial loans to a company that does government contract work. That company was late in billing the government for work rendered, and brought all interest and principal current when it finally received payment from the government. All other non-accrual loan categories also declined, mainly due to a large number of relatively small balances that either paid off or were brought current. The balance of other real estate owned was up by $257,000, or 9%, however. Approximately $518,000 of the total non-performing balance at March 31, 2004 is guaranteed by the U.S. Government, and $5 million of the remaining total is either secured by real estate or is in the form of repossessed real estate. Based on current appraised values minimal losses are anticipated on these balances, although no assurance can be given that losses will not exceed expectations.

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

We employ a systematic methodology for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed reviews of other loans (either individually or in pools). While this methodology utilizes historical and other objective information, the establishment of the allowance for loan and lease losses and the classification of loans is also to some extent based on management’s judgment and experience.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses (dollars in thousands, unaudited)	For the Quarter Ended March 31 2004	For the Year Ended December 31 2003	For the Quarter Ended March 31 2003
Balances:
Average gross loans and leases outstanding during period	$614,540	$550,744	$507,934

Gross loans and leases outstanding at end of period	$612,116	$610,681	$511,428

Allowance for Loan and Lease Losses:
Balance at beginning of period	$6,701	$5,939	$5,939
Provision charged to expense	$900	$3,105	$400
Charge-offs
Agricultural	$60	$—	$—
Commercial & industrial loans(1)	$103	$1,491	$255
Real estate loans	$—	$—	$—
Consumer loans	$145	$542	$71
Credit card loans	$165	$561	$126

Total	$473	$2,594	$452

Recoveries
Agricultural	$11	$34	$5
Commercial & industrial loans(1)	$69	$68	$12
Real estate loans	$—	$—	$—
Consumer loans	$54	$73	$10
Credit card loans	$24	$76	$18

Total	$158	$251	$45

Net loan charge offs	$(315)	$(2,343)	$(407)

Balance	$7,286	$6,701	$5,932

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.05%	0.43%	0.08%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.19%	1.10%	1.16%
Allowance for Loan Losses to Non-Performing Loans	221.46%	100.27%	84.20%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	4.32%	34.96%	6.86%
Net Loan Charge-offs to Provision for Loan Losses	35.00%	75.46%	101.75%

(1)	Includes Small Business Administration Loans

At March 31, 2004 the allowance for loan and lease losses was $7.3 million, or 1.19% of gross loans, an increase relative to the $6.7 million allowance at December 31, 2003 that was 1.10% of gross loans. With the increase in the allowance and the decrease in non-performing loans, the allowance rose to 221% of non-performing loans at March 31, 2004 from 100% at December 31, 2003. The Company’s provision for loan and lease losses, which increases the allowance, was $900,000 in the first quarter of 2004, a $500,000 increase relative to the $400,000 provision in the first quarter of 2003. The Company had net charge-offs of $315,000 against the allowance in the first quarter of 2004 versus $407,000 in the first quarter of 2003. The Company considers its allowance for loan and lease losses of $7.3 million at March 31, 2004 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks fell by $12 million, or 22%, during the first quarter of 2004, although the $41 million balance at March 31, 2004 was still higher than the average balance of $37 million for the first quarter of 2004. Since the balance of cash and due from banks is dependent upon the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long”

position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature. The average of cash and due from banks for the first quarter of 2004 was about $1 million higher than the average for all of 2003, but almost $3 million higher than for the first quarter of 2003. Cash balances have gradually increased, consistent with growth in the number of cash-intensive customers serviced by the Company.

Other assets were $38 million at March 31, 2004, and show an increase of $2.2 million, or 6%, relative to other assets at December 31, 2003. The majority of this increase is simply a $1.8 million increase in the Company’s deferred tax asset.

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

Overall, deposits increased to $694 million at March 31, 2004 from $684 million at December 31, 2003. This represents an increase of $9.4 million, or slightly over 1%. While savings account balances grew by $2.8 million and demand deposits and NOW accounts grew by about $1.5 million each, these increases were partially offset by declining money market account balances and time deposits under $100,000, and net growth in core deposits was only $2.3 million. While core deposit runoff has not yet become an issue, it is management’s opinion that more aggressive deposit retention efforts may be needed as alternative investment products regain popularity.

Time deposits in denominations of $100,000 or greater, including broker deposits, increased by $7.1 million. The Company had a total of $60 million in brokered deposits on its books at March 31, 2004, up from $55 million at year-end 2003; however, maturities of these deposits are staggered over the next 12 months and it is expected that they will be replaced with internally-generated branch deposits when possible.

Information concerning average balances and rates paid on deposits by deposit type for the three months ended March 31, 2004 and 2003 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank (“FHLB”), securities sold under agreement to repurchase, and junior subordinated debentures issued in consideration for cash raised by a wholly-owned trust subsidiary via the sale of trust-preferred securities (see Capital Resources section for more detailed explanation of trust-preferred securities). As discussed previously, the Company’s junior subordinated debentures increased from $15 million at year-end 2003 to $30 million at March 31, 2004, due to the issuance of an additional $15 million in mid-March 2004. Changes in other borrowings are explained in further detail below.

The Company occasionally uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. While there were no borrowings under any of these lines at March 31, 2004, the Company was borrowing about $20 million on an overnight basis from the Federal Home Loan Bank at the end of December. This need for this overnight money was eliminated by the increase in deposits and higher repurchase agreement balances. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $27 million at that date. While this was up by about $13 million relative to the $14 million at the end of December 2003, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. There were no significant changes in any of these accounts from the end of 2003 through March 31, 2004. Generally speaking, the balance of “other liabilities” represents a small percentage of overall liabilities and is not material to the discussion of funding sources.

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

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin. These simulations can also provide both static and dynamic information on the projected fair market values of the Company’s financial instruments under different interest rate scenarios. The simulation program imports maturity dates and interest rates for individual loans and deposits, and incorporates assumptions on the re-pricing characteristics of embedded options to determine the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and sustained change in rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points.

The Company’s policy is to limit the change in the Company’s net interest income for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of March 31, 2004, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc.	-$	6,544,000	-$	3,657,000	-$	625,000	$232,000	$555,000	$934,000
% Change		-16.86%		-9.42%		-1.61%	0.60%	1.43%	2.41%

The above profile illustrates that if there were an immediate downward adjustment of 100 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by around $625,000, or approximately 1.61%, over the next twelve months. By the same token, if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely increase by $232,000, or 0.60%, over the next year. According to the net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. In rising rate scenarios the gain in net interest income is uneven because the Company’s prime rate is currently 75 basis points higher that the Wall Street Journal prime rate. We have assumed that as rates rise we will gradually allow the Company’s prime rate to return to its normal parity with the Wall Street Journal prime, thus slightly depressing increases in net interest income.

In reality, management does not expect current historically low rates to fall significantly. If they do, the Company would likely continue to limit movement in the Bank of the Sierra Prime Rate, although no assurance can be given that this would indeed occur. Approximately $250 million in variable-rate loan balances are tied to that rate. If the Bank of the Sierra Prime Rate is not lowered further from its current level, the Company’s interest rate risk profile changes dramatically:

Immediate Change in Rate

	-300 b.p.		-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc.	-$	81	$666,000	$560,000	$232,000	$555,000	$934,000
% Change		-0.21%	1.72%	1.44%	0.60%	1.43%	2.41%

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

As of March 31, 2004, non-pledged securities comprised $15 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, the $20 million in overnight fed funds sold, immediately marketable loan balances in the amount of $16 million, and the $17 million net cash surrender value of BOLI on the Company’s books at March 31, 2004. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $59 million at March 31, 2004. An additional $145 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount. The Company is also eligible to borrow up to $1 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 18.8% and 76.7%, respectively, at March 31, 2004, as compared to their internal policy guidelines of greater than 15% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios are well within policy guidelines as of March 31, 2004.

CAPITAL RESOURCES

At March 31, 2004, the Company had total shareholders’ equity of $63.0 million, comprised of $5.1 million in common stock, $56.4 million in retained earnings, and $1.5 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2003 was $60.0 million. The $3 million increase in shareholders’ equity from December 31, 2003 to March 31, 2004 was due primarily to the addition of net earnings, less $840,000 in dividends paid. However, it also includes a $577,000 increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options. The market value of investment securities increased by $149,000 relative to their amortized cost, net of the tax impact, which also increased accumulated other comprehensive income by the same amount.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company’s current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. The Federal Deposit Insurance Corporation (FDIC) has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, qualifying minority interests in consolidated subsidiaries, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock, and the allowance for loan and lease losses, subject to certain limitations.

As noted previously, the Company had $15 million junior subordinated debentures at December 31, 2003, and issued an additional $15 million on March 17, 2004. These currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation are included in Tier 2 capital. Of the Company’s Tier 1 capital at March 31, 2004, $18.7 million, or 25%, consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $11.3 million, the portion of the total $30 million issued and outstanding that exceeds 25% of aggregate Tier 1 capital. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios (dollars in thousands, unaudited)	March 31, 2004	December 31, 2003	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.30%	10.88%	N/A
Tier 1 Capital to Total Risk-weighted Assets	10.64%	9.90%	N/A
Tier 1 Leverage Ratio	9.40%	8.87%	N/A
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	11.54%	10.15%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.50%	9.17%	6.00%
Tier 1 Leverage Ratio	9.26%	8.20%	5.00%

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

PART I – FINANCIAL INFORMATION

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the filing date of this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) Recent Sales of Unregistered Securities

On March 17, 2004, the Company issued an aggregate of $15,000,000 in principal amount of its Floating Rate Junior Subordinated Deferrable Interest Debentures due March 17, 2034 (the “Junior Subordinated Debentures”). All of the Junior Subordinated Debentures were issued to Sierra Statutory Trust II, a statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”). The Junior Subordinated Debentures were not registered under the Securities Act in reliance on the exemption set forth in Section 4 (2) thereof. The Junior Subordinated Debentures were issued to the Trust in consideration for the receipt of the net proceeds raised by the Trust from the sale of $15,000,000 in principal amount of the Trust’s Floating Rate Capital Trust Pass-through Securities (the “Trust Preferred Securities”). FTN Financial Capital Markets and Keefe, Bruyette & Woods, Inc. acted as the placement agents in connection with the offering of the Trust Preferred Securities for aggregate commissions of $37,500 each, payable by the Trust. The sale of the Trust Preferred Securities was part of a larger transaction arranged by the placement agents pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other issuers and the special purpose vehicle then issued its securities to the public. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable.

(e) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2004:

	January	February	March
Total shares purchased	None	None	None
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	None	None	None
Maximum number of shares remaining for purchase under a plan or program (1)	177,800	177,800	177,800

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan allows for the repurchase of up to 250,000 shares, although that number can be supplemented upon the approval of the Board of Directors.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer

10.10	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004

10.11	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004

11	Statement of Computation of Per Share Earnings (4)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the Securities and Exchange Commission on April 1, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003 and incorporate herein by reference.

(4)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(b) Reports on Form 8-K

•	A filing was made on January 27, 2004 of a press release dated January 27, 2004, reporting the Company’s preliminary results of operations and financial condition as of and for the calendar quarter and fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 14, 2004	/s/ James C. Holly

Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

May 14, 2004	/s/ Kenneth R. Taylor

Date	SIERRA BANCORP Kenneth R. Taylor Senior Vice President & Chief Financial Officer