Form 10-Q
period 2004-06-30
SIERRA BANCORP
filed 2004-08-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

Common stock, no par value, 9,475,358 shares outstanding as of July 15, 2004

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$46,893	$53,042
Federal Funds Sold	—	—

Total Cash & Cash Equivalents	46,893	53,042
Securities available for sale	196,287	84,798
Loans and leases:
Gross loans and leases	627,176	610,681
Allowance for loan and lease losses	(7,680)	(6,701)
Deferred loan and lease fees, net	(1,347)	(1,716)

Net Loans and Leases	618,149	602,264
Other equity securities	6,079	1,763
Premises and equipment, net	19,477	18,291
Other real estate	2,606	2,784
Accrued interest receivable	3,838	3,238
Other assets	39,400	35,494

TOTAL ASSETS	$932,729	$801,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$211,437	$196,392
Interest bearing demand	57,148	55,047
Savings	58,190	50,643
MMDA’s	131,330	130,803
TDOA’s, IRA’s & KEOGH’S	23,089	22,359
Time deposits < $ 100,000	91,655	100,128
Time deposits ≥ $ 100,000	128,168	129,105

Total Deposits	701,017	684,477
Federal funds purchased and repurchase agreements	21,492	13,647
Short Term Borrowings	35,407	19,615
Long Term Borrowings	75,000	—
Accrued interest payable	1,028	489
Other liabilities	4,639	8,006
Junior subordinated debentures	30,928	15,464

TOTAL LIABILITIES	869,511	741,698

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,468,058 and 9,323,502 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	5,795	4,513
Retained earnings	58,499	54,124
Accumulated other comprehensive income	(1,076)	1,339

TOTAL SHAREHOLDER’S EQUITY	63,218	59,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$932,729	$801,674

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2004	2003	2004	2003
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$15	$11	$23	$36
US Treasury securities	4	2	8	4
US Gov’t agencies	78	137	176	317
State and political subdivisions	329	403	670	826
Mortgage-backed securities	1,205	183	1,629	403
Corporate bonds	—	50	—	124
Equities	26	23	40	80
Loans and leases, including fee income	10,760	9,515	21,823	18,672

Total interest income	12,417	10,324	24,369	20,462
INTEREST EXPENSE:
Interest on deposits	1,302	1,483	2,650	3,178
Interest on borrowed funds	800	240	1,061	479

Total interest expense	2,102	1,723	3,711	3,657
Net Interest Income	10,315	8,601	20,658	16,805
Provision for loan losses	773	725	1,673	1,125

Net Interest Income after Prov. for Loan Losses	9,542	7,876	18,985	15,680
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,574	1,527	3,097	2,868
Gains on sales of loans	87	51	203	112
Gain on sale of investment securities available-for-sale	—	2	5	(35)
Other	1,058	934	2,023	1,772

Total other operating income	2,719	2,514	5,328	4,717
OTHER OPERATING EXPENSES:
Salaries and employee benefits	3,340	3,286	7,048	6,847
Occupancy expense	1,494	1,239	2,890	2,421
Other	2,513	2,467	4,944	4,504

Total other operating expenses	7,347	6,992	14,882	13,772

INCOME BEFORE PROV. FOR INCOME TAXES	4,914	3,398	9,431	6,625
Provision for income taxes	1,988	932	3,359	1,688

NET INCOME	$2,926	$2,466	$6,072	$4,937

Other comprehensive income (loss), unrealized gain (loss) on securities available for sale, net of income taxes	$(2,563)	$(61)	$(2,414)	$(135)
COMPREHENSIVE INCOME	$363	$2,405	$3,658	$4,802

PER SHARE DATA
Book value	$6.68	$6.12	$6.68	$6.12
Cash dividends	$0.09	$0.08	$0.18	$0.16
Earnings per share basic	$0.31	$0.27	$0.65	$0.53
Earnings per share diluted	$0.29	$0.25	$0.60	$0.49
Average shares outstanding, basic	9,409,414	9,280,318	9,383,088	9,266,803
Average shares outstanding, diluted	10,068,585	10,060,639	10,075,783	9,976,529

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$6,072	$4,937
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) Loss on sale of securities	(5)	35
Gain on sales of loans	(203)	(128)
Gain on sale of other real estate	(59)	(58)
Gain on sale of fixed assets	—	(1)
Provision for loan losses	1,673	1,125
Depreciation and amortization	1,443	1,110
Net amortization (accretion) on securities premiums and discounts	580	(405)
(Increase) Decrease in unearned net loan fees	(369)	602
Increase in cash surrender value of life insurance policies	(296)	(53)
Proceeds from sales of loans held for sale	11,757	5,284
Originations of loans held for sale	(11,928)	(5,506)
Increase in interest receivable and other assets	(8,526)	(492)
Decrease in other liabilities	(679)	(3,059)

Net cash provided by (used in) operating activities	(540)	3,391

Cash Flows from Investing Activities
Maturities of securities available for sale	5,647	5,229
Proceeds from sales/calls of securities available for sale	4,550	3,911
Purchases of securities available for sale	(140,696)	(18,445)
Principal paydowns on securities available for sale	14,333	9,376
(Increase) Decrease in loans receivable, net	(17,074)	(44,823)
Purchases of premises and equipment	(2,629)	(1,001)
Proceeds from sales of other real estate	496	173
Other	—	397

Net cash used in investing activities	(135,373)	(45,183)

Cash Flows from Financing Activities
Increase in deposits	16,540	4,075
Decrease in federal funds purchased	—	(4,750)
Increase in borrowed funds	90,792	34,292
Increase (Decrease) in repurchase agreements	7,845	(388)
Proceeds from issuance of junior subordinated debentures	15,464	—
Cash dividends paid	(1,687)	(1,485)
Stock repurchased	(405)	(377)
Stock options exercised	1,215	525

Net cash provided by financing activities	129,764	31,892

(Decrease) in cash and due from banks	(6,149)	(9,900)
Cash and Cash Equivalents
Beginning of period	53,042	55,819

End of period	$46,893	$45,919

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977 and opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. It is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. With the opening of its Clovis branch in June 2004, the Bank now operates eighteen full service branch offices throughout this geographic footprint. In addition to its full-service branches, the Bank has an agricultural credit center, a bank card center, and a unit specializing in Small Business Administration loans at its corporate headquarters. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2004 and 2003, cash paid for interest expense on interest bearing liabilities was $2.1 million and $4.1 million, respectively, while cash paid for income taxes during the six months ended June 30, 2004 and 2003 was $4.7 million and $2.6 million, respectively. There was $259,000 of real estate acquired in the settlement of loans for the half-year ended June 30, 2004, and $183,000 acquired for the half-year ended June 30, 2003. There were no loans to finance the sale of other real estate for the half-year ended June 30, 2004, and loans totaling $150,000 for the half-year ended June 30, 2003.

Note 5 – Stock Based Compensation

The Company’s stock-based employee compensation plan, the 1998 Stock Option Plan, was assumed from Bank of the Sierra in August 2001 in conjunction with the Company’s acquisition of all of the outstanding shares of the Bank. The 1998 Stock Option Plan is accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

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

	For the 3-month period ended:		For the 6-month period ended:
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported (in $000’s)	$2,926	$2,466	$6,072	$4,937
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	41	55	95	104

Pro forma net income (in $000’s)	$2,885	$2,411	$5,977	$4,833

Basic earnings per share - as reported	$0.31	$0.27	$0.65	$0.53
Basic earnings per share - pro forma	$0.31	$0.26	$0.64	$0.52
Diluted earnings per share - as reported	$0.29	$0.25	$0.60	$0.49
Diluted earnings per share - pro forma	$0.29	$0.24	$0.59	$0.48
Weighted average fair value per share of options granted during period	$4.37	$3.64	$4.56	$3.22
Assumptions for determining fair values:
Dividend yield	2.3%	2.1%	2.3%	2.3%
Projected stock price volatility	30.1%	29.8%	30.7%	29.8%
Risk-free interest rate	4.03%	2.75%	3.72%	2.88%
Expected option term (from option date)	6.0 years	6.0 years	6.0 years	6.0 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. There were 9,409,414 weighted average shares outstanding during the second quarter of 2004, and 9,280,318 during the second quarter of 2003. There were 9,383,088 weighted average shares outstanding during the first half of 2004, and 9,266,803 during the first half of 2003.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. For the second quarter and first half of 2004, the dilutive effect of options outstanding calculated under the treasury stock method totaled 659,171 and 692,695 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first half of 2003, shares totaling 780,321 and 709,726, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income. The Company’s only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale. Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period. The Company’s comprehensive income was as follows (dollars in thousands):

	For the 3-month period ended:		For the 6-month period ended:
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income	$2,926	$2,466	$6,072	$4,937
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	(4,356)	(102)	(4,102)	(228)
Less: reclassification adjustment	0	2	5	(35)

Pre-tax other comprehensive income/(loss)	(4,356)	(104)	(4,107)	(193)
Less: tax impact of above	(1,793)	(43)	(1,693)	(58)

Net other comprehensive income/(loss)	(2,563)	(61)	(2,414)	(135)

Comprehensive income	$363	$2,405	$3,658	$4,802

Note 8 – Financial Instruments With Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet.

The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2004	December 31, 2003
Commitments to extend credit	$188,369	$183,902
Standby letters of credit	$22,276	$21,118
Credit card commitments	$42,795	$43,143

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include but are not limited to the possibility of deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and regulatory risks associated with the multitude of current and future regulations to which the Company is subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

A significant event impacting the Company’s results of operations and financial condition in the second quarter and first half of 2004 was the implementation of a leverage strategy. This entailed the purchase of over $100 million in mortgage-backed securities that are guaranteed by agencies of the Federal Government, with the bulk of the purchase occurring on April 20, 2004. The purchase was financed primarily with borrowings from the Federal Home Loan Bank (“FHLB”) that are collateralized by the same securities, with original maturities on the borrowings ranging from overnight to five years. The leverage transaction also involved the purchase of more than $4 million in FHLB stock, a dividend-yielding investment which was necessary to facilitate the increased level of borrowings from that institution. Based on the expected average life of the mortgage-backed securities, we anticipate the return of the majority of invested principal within five years and thus effectively view this as a five-year strategy.

The net interest margin for this specific transaction has averaged an annualized 168 basis points through the end of June 2004, although it fluctuates with variances in the amortization of purchase premiums caused by changes in the level of prepayments on the mortgage-backed securities. Net interest income generated by the transaction has been about $340,000 thus far, which boosted the Company’s second quarter and first half 2004 return on equity by about 128 basis points and 65 basis points, respectively. Because of the addition of a significant level of assets, however, the Company’s return on assets for the second quarter and first half of 2004 was 2 to 3 basis points lower than it otherwise would have been. Further details of the impact of the leverage strategy on the Company’s performance are outlined in various sections below, including the section entitled “Net Interest Income and Net Interest Margin”.

While projected cash flows on the asset and liability sides of the transaction have been matched as closely as possible, the possibility that principal on the mortgage-backed securities prepays either slower or faster than expected creates a certain level of interest rate risk. The strategy’s net interest margin will also decline in the natural course of business as shorter-term relatively low-cost funding matures, however the margin is projected to remain above 100 basis points for the expected five-year life. While no assurance can be given that this will be the case, management evaluated potential risks and rewards and concluded that it was in the best interest of the Company to implement this strategy. Furthermore, it is possible that should interest rate conditions be conducive to a similar undertaking in the future, the Company could purchase additional securities as the balance invested under the current strategy declines.

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2004 Compared to Second Quarter 2003

Net income for the quarter ended June 30, 2004 was $2.9 million compared with $2.5 million for the quarter ended June 30, 2003, an improvement of 19%. Basic and diluted earnings per share for the second quarter of 2004 were $0.31 and $0.29, compared to $0.27 and $0.25 for the second quarter of 2003. The Company’s annualized return on average equity was 18.73% and annualized return on average assets was 1.30% for the quarter ended June 30, 2004, compared to a return on equity of 17.56% and return on assets of 1.41% for the quarter ended June 30, 2003.

The primary drivers of the increase in net income include the following:

•	Net interest income increased by $1.7 million, or 20%, due mainly to the addition of $92 million in average loans and $96 million in average investment balances.

•	Non-interest income increased by $205,000, or 8%, due in part to an increase in service charges on deposit accounts but principally from rental income on operating leases and the initiation of charges for foreign ATM transactions.

•	Salaries and Benefits were held to a 2% increase, although occupancy expense increased by $255,000, or 21%. Occupancy expense has risen primarily because of expenses associated with the branch added in June 2003, the new core operating system, and leased equipment. Other non-interest expenses only increased by an aggregate $46,000, or 2%.

•	The second quarter 2004 tax provision was $1.1 million higher than in the second quarter of 2003, representing a 113% increase. While they were reversed in the fourth quarter of 2003, tax benefits related to the Company’s REIT were still being recognized in the second quarter of 2003. Exacerbating this difference was an additional $400,000 tax provision in the second quarter of 2004, subsequent to the payment of taxes asserted by California’s Franchise Tax Board to be owed for 2002 on REIT consent dividends.

First Half 2004 Compared to First Half 2003

Net income for the first six months of 2004 was $6.1 million, which is $1.1 million higher than net income for the first six months of 2003 and represents a 23% improvement. Basic and diluted earnings per share were $0.65 and $0.60 for the first half of 2004, compared to $0.53 and $0.49 for the first half of the prior year. The Company realized an annualized return on average assets of 1.43% for the first half of both 2004 and 2003, and its return on equity for the same periods was 19.7% and 18.1%, respectively.

The principal reasons for the net income variance for the first half include the following:

•	Net interest income increased by $3.9 million, or 23%, primarily because of a $99 million increase in average loans and a $47 million increase in average investment balances. The increase in average earning assets was funded in part by relatively high-cost other borrowed money, including increases in FHLB borrowings and trust-preferred securities. This had a negative impact on the Company’s net interest margin, but was offset to some extent by a 30% increase in low-cost savings account balances and a 24% increase in interest-free demand deposit balances.

•	The provision for loan and lease losses was up by $548,000, or 49%, as the allowance for loan and lease losses was enhanced to reflect loan growth.

•	Non-interest income increased $611,000, or 13%, due mainly to a volume-driven increase in deposit service charges, rental income from operating leases, and the implementation of foreign ATM transaction fees.

•	Other operating expenses were $1.1 million higher, an increase of 8%, mainly because of a 19% increase in occupancy expense resulting from two new branches added in June 2003 and June 2004, the conversion of the core processing system in January 2004, and depreciation of leased equipment. Also contributing to the non-interest expense increase were other costs associated with the core and online banking conversions, and higher loan servicing costs.

•	The income tax accrual rate for the first half of 2004 was 36%, but would have been 31% if not for the additional $400,000 provided in the second quarter. For the first half of 2003, the tax accrual rate was only 25% since REIT benefits were still factored into the equation.

FINANCIAL CONDITION SUMMARY

The Company’s total assets were $933 million at June 30, 2004, an increase of $131 million, or 16%, over total assets of $802 million at December 31, 2003. The most significant changes in the Company’s balance sheet during the first six months of 2004 are outlined below:

•	As noted above, a leverage strategy implemented in April 2004 added over $100 million in mortgage-backed securities to securities available for sale, indirectly caused a $4 million increase in other equity securities due to an investment in additional FHLB stock, and added over $100 million to FHLB borrowings.

•	Gross loan and lease balances increased by $16 million, or 3%, from December 31, 2003, ending the first half of 2004 at $627 million. Loans secured by real estate grew by $23 million, while commercial and agricultural loans declined by a combined $9 million.

•	Total non-performing assets, currently at $8.1 million, declined by $1.3 million relative to year-end 2003 but have increased $1.8 million since the end of the first quarter of 2004.

•	Most lower-cost components of core deposits continue to show relatively strong growth. Non-interest demand deposit balances increased in the first six months of 2004 by $15 million, or 8%, and savings account balances increased by $8 million, or 15%. The only core deposit category to decline was time deposits under $100,000, which fell by $8 million, or 8%.

•	A $15 million addition to trust-preferred securities, shown on the balance sheet as junior subordinated debentures, had a significant positive impact on the Company’s total risk-based capital ratio, which increased to 13.67% at June 30, 2004 from 10.88% at December 31, 2003. This should provide the Company with adequate regulatory capital for planned growth in loans, although no assurance can be given that this will be the case.

•	Accumulated other comprehensive income, which reflects changes in the market value of the Company’s available-for-sale securities, fell by $2.4 million during the first half of 2004 due to the impact of rising rates on the Company’s investment portfolio.

EARNINGS PERFORMANCE

As discussed in the Results of Operations Summary and reflected in the Consolidated Statements of Income, during the quarter and for the six months ended June 30, 2004 the Company generated net income of $2.9 million and $6.1 million, as compared to $2.5 million and $4.9 million for the same periods in 2003. The Company earns income from two key sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense on interest-bearing liabilities; and net non-interest income, which is primarily comprised of various sources of non-interest fee income less the operating costs associated with providing a full range of banking services to customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

The Company’s net interest income depends on the yields, volumes, and mix of earning asset components, as well as the rates, volumes, and mix associated with funding sources. The Company’s net interest margin is its net interest income expressed as a percentage of average earning assets. The Average Balances and Rates table which immediately follows reflects the Company’s quarterly average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each major account type, and the net interest margin for the periods noted.

Average Balances and Rates (dollars in thousands, except per share data)	For the Quarter Ended June 30, 2004 (a) (b) (f)			For the Quarter Ended June 30, 2003 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$5,491	$15	1.10%	$3,794	$10	1.06%
Taxable	$142,724	$1,287	3.63%	$44,520	$374	3.37%
Non-taxable	$32,605	$329	6.15%	$40,080	$403	6.11%
Equity	$5,106	$26	2.05%	$1,845	$22	4.78%

Total Investments	$185,926	$1,657	3.95%	$90,239	$809	4.52%

Loans and Leases: (c)
Agricultural	$9,884	$149	6.06%	$8,297	$141	6.82%
Commercial	$105,105	$1,683	6.44%	$101,673	$1,810	7.14%
Real Estate	$448,499	$7,886	7.07%	$363,070	$6,662	7.36%
Consumer	$41,422	$726	7.05%	$38,574	$587	6.10%
Credit Cards	$10,601	$305	11.57%	$10,692	$315	11.82%
Leases	$787	$11	5.62%	$—	$—	0.00%
Other	$4,566	$—	0.00%	$6,761	$—	0.00%

Total Loans and Leases	$620,864	$10,760	6.97%	$529,067	$9,515	7.21%

Other Earning Assets	$1,000	$—	0.00%	$1,000	$—	0.00%
Total Earning Assets (e)
	$807,790	$12,417	6.27%	$620,306	$10,324	6.81%

Non-Earning Assets	$99,153			$83,324

Total Assets	$906,943			$703,630

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$58,061	$13	0.09%	$53,507	$13	0.10%
Savings Accounts	$55,717	$70	0.51%	$43,523	$56	0.52%
Money Market	$128,758	$215	0.67%	$134,977	$378	1.12%
TDOA’s, IRA & KEOGH’s	$22,549	$91	1.62%	$19,688	$82	1.67%
Certificates of Deposit<$ 100,000	$94,713	$371	1.58%	$87,179	$411	1.89%
Certificates of Deposit≥$ 100,000	$131,448	$542	1.66%	$98,055	$543	2.22%

Total Interest Bearing Deposits	$491,246	$1,302	1.07%	$436,929	$1,483	1.36%
Borrowed Funds:
Federal Funds Purchased	$1,659	$1	0.24%	$745	$5	2.69%
Repurchase Agreements	$25,620	$17	0.27%	$16,660	$25	0.60%
Short Term Borrowings	$22,724	$70	1.24%	$6,975	$20	1.15%
Long Term Borrowings	$59,341	$367	2.49%	$—	$—	0.00%
TRUPS	$30,928	$345	4.49%	$15,000	$190	5.08%

Total Borrowed Funds	$140,272	$800	2.29%	$39,380	$240	2.44%

Total Interest Bearing Liabilities	$631,518	$2,102	1.34%	$476,309	$1,723	1.45%

Demand Deposits	$203,049			$163,687

Other Liabilities	$9,533			$7,295

Shareholders’ Equity	$62,843			$56,339
Total Liab. and Shareholders’ Equity	$906,943			$703,630

Interest Income/Earning Assets			6.27%			6.81%
Interest Expense/Earning Assets			1.05%			1.11%

Net Interest Income and Margin (d)		$10,315	5.22%		$8,601	5.70%

(a)	Average balances are obtained from the best available daily or monthly data

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $580 thousand and $383 thousand for the quarters ended June 30, 2004 and 2003. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Net interest income for the second quarter of 2004 was $10.3 million compared to $8.6 million for the second quarter of 2003, which constitutes an increase of $1.7 million, or about 20%. The Company’s tax-equivalent net interest margin for the second quarter of 2004 was 5.22%, a 48 basis point drop compared to the 5.70% margin in the second quarter of the previous year. By far, the largest reason for the decline was the implementation of the leverage strategy, which increased average investments by $83 million and added $335,000 to net interest income during the quarter but had the effect of lowering the Company’s net interest margin. Without the leverage strategy, the Company’s net interest margin would have been 5.63%. In addition, a reversal of $60,000 in accrued but unpaid interest on loans transferred to non-accrual lowered the net interest margin by about 3 basis points. If both of these items are factored out, the Company’s net interest margin would be 5.66% for the second quarter of 2004, only 4 basis points lower than in the second quarter of 2003.

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

Volume & Rate Variances (dollars in thousands)	Quarter Ended June 30, 2004 over 2003			Six Months Ended June 30, 2004 over 2003
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$4	1	$5	$(10)	(2)	$(12)
Taxable	$825	88	$913	$1,061	(98)	$963
Non-taxable(1)	$(75)	1	$(74)	$(143)	(13)	$(156)
Equity	$39	(35)	$4	$69	(108)	$(39)

Total Investments	$793	$55	$848	$977	$(221)	$756

Loans and Leases:
Agricultural	$27	(19)	$8	$70	(50)	$20
Commercial	$61	(188)	$(127)	$194	215	$409
Real Estate	$1,568	(344)	$1,224	$3,280	(475)	$2,805
Consumer	$43	96	$139	$62	(136)	$(74)
Credit Cards	$(3)	(7)	$(10)	$(16)	(18)	$(34)
Leases	$—	11	$11	$—	25	$25

Total Loans and Leases	$1,696	$(451)	$1,245	$3,590	$(439)	$3,151

Other Earning Assets	$—	—	$—	$—	—	$—

Total Earning Assets	$2,489	$(396)	$2,093	$4,567	$(660)	$3,907

Liabilities
Interest Bearing Deposits:
NOW	$1	(1)	$—	$2	(2)	$(0)
Savings Accounts	$16	(2)	$14	$31	(4)	$27
Money Market	$(17)	(146)	$(163)	$(8)	(340)	$(348)
TDOA’s & IRA’s	$12	(3)	$9	$26	(14)	$12
Certificates of Deposit < $ 100,000	$36	(76)	$(40)	$82	(193)	$(111)
Certificates of Deposit > $ 100,000	$185	(186)	$(1)	$334	(442)	$(108)

Total Interest Bearing Deposits	$233	$(414)	$(181)	$467	$(995)	$(528)

Borrowed Funds:
Federal Funds Purchased	$6	(10)	$(4)	$0	(6)	$(6)
Repurchase Agreements	$13	(21)	$(8)	$23	(49)	$(26)
Short Term Borrowings	$45	5	$50	$68	5	$73
Long Term Borrowings	$—	367	$367	$—	367	$367
TRUPS	$202	(47)	$155	$249	(75)	$174

Total Borrowed Funds	$266	$294	$560	$341	$241	$582

Total Interest Bearing Liabilities	$499	$(120)	$379	$808	$(754)	$54

Net Interest Margin/Income	$1,990	$(276)	$1,714	$3,759	$94	$3,853

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

Average investments were $96 million higher and average loans were $92 million higher in the second quarter of 2004 than in the second quarter of 2003, contributing to a favorable volume variance of $2.0 million in net interest income for the quarter. In addition to the increase in average earning assets, the volume variance is impacted by fluctuations in the relative levels of non-earning assets (including cash and due from banks) and non-interest liabilities (including demand deposits). Worthy of note is a $16 million increase in average non-earning assets. While this balance actually dropped slightly as a percentage of average total assets, from 12% to 11%, some of the components show significant increases: the average balance of cash and due from banks increased by $6 million, mainly due to an increase in certain cash-intensive customers; the average balance of fixed assets increased by about $2 million, due to the branch added in June of 2003 and the addition of equipment, etc., for the core processing conversion that took place at the end of 2003; and other assets were higher primarily due to an increase in the Company’s deferred tax asset and a $3 million low-income housing tax credit fund investment made in July of 2003. The latter is expected to have a positive impact on Company profitability, albeit through reduced taxes rather than interest income. This increase in non-earning assets had a negative impact on the Company’s net interest margin, but was partially offset by a combined $9 million increase in the average balance of shareholders’ equity and other liabilities.

Rate variances related to the Company’s financial instruments caused net interest income to decline by $275,000 for the quarter. This was due to a disproportionate 106% increase in average investments, which have a yield of 3.95% relative to the weighted average loan yield of 6.97%, and a commensurate $101 million, or 256% increase in the average balance of higher-cost borrowings (primarily federal home loan bank borrowings and trust-preferred securities). The negative impact of these events was mitigated to some extent by certain lower-cost core deposit components that grew at a faster pace than overall deposits. Average demand deposits increased by $39 million, or 24%, and savings accounts by $12 million, or 28%. Average total deposits increased by an aggregate $94 million, or 16%, which is more than sufficient volume to fund the entire increase in average loans.

The Average Balances and Rates table which immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first six months of 2004 and 2003.

Average Balances and Rates (dollars in thousands, except per share data)	Six Months Ended June 30, 2004 (a) (b) (f)			Six Months Ended June 30, 2003 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$4,301	$23	1.08%	$6,001	$35	1.18%
Taxable	$98,127	$1,813	3.72%	$43,642	$850	3.93%
Non-taxable	$33,567	$670	6.08%	$40,603	$826	6.22%
Equity	$3,471	$40	2.32%	$1,851	$79	8.61%

Total Investments	$139,466	$2,546	4.17%	$92,097	$1,790	4.85%

Loans and Leases:(c)
Agricultural	$10,351	$300	5.83%	$8,273	$280	6.83%
Commercial	$106,603	$3,667	6.92%	$100,624	$3,258	6.53%
Real Estate	$443,676	$15,794	7.16%	$354,234	$12,989	7.39%
Consumer	$40,269	$1,423	7.11%	$38,656	$1,497	7.81%
Credit Cards	$10,615	$614	11.63%	$10,887	$648	12.00%
Leases	$715	$25	7.03%	$—	$—	0.00%
Other	$5,472	$—	0.00%	$5,862	$—	0.00%

Total Loans and Leases	$617,701	$21,823	7.10%	$518,536	$18,672	7.26%

Other Earning Assets	$1,000	$—	0.00%	$1,000	$—	0.00%
Total Earning Assets (e)
	$758,167	$24,369	6.56%	$611,633	$20,462	6.89%

Non-Earning Assets	$95,346			$83,059

Total Assets	$853,513			$694,692

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$56,830	$26	0.09%	$53,252	$26	0.10%
Savings Accounts	$53,711	$132	0.49%	$41,450	$105	0.51%
Money Market	$129,305	$461	0.72%	$130,608	$809	1.25%
TDOA’s, IRA & KEOGH’s	$22,411	$184	1.65%	$19,512	$172	1.78%
Certificates of Deposit<$ 100,000	$97,245	$762	1.58%	$88,930	$873	1.98%
Certificates of Deposit≥$ 100,000	$131,709	$1,085	1.66%	$102,880	$1,193	2.34%

Total Interest Bearing Deposits	$491,211	$2,650	1.08%	$436,632	$3,178	1.47%
Borrowed Funds:
Federal Funds Purchased	$797	$1	0.25%	$745	$7	1.89%
Repurchase Agreements	$22,143	$32	0.29%	$15,919	$58	0.73%
Short Term Borrowings	$15,356	$93	1.22%	$3,507	$20	1.15%
Long Term Borrowings	$29,670	$367	2.49%	$—	$—	0.00%
TRUPS	$24,471	$568	4.67%	$15,000	$394	5.30%

Total Borrowed Funds	$92,437	$1,061	2.31%	$35,171	$479	2.75%

Total Interest Bearing Liabilities	$583,648	$3,711	1.28%	$471,803	$3,657	1.56%

Demand Deposits	$198,089			$159,745

Other Liabilities	$9,727			$8,183

Shareholders’ Equity	$62,049			$54,961
Total Liab. and Shareholders’ Equity	$853,513			$694,692

Interest Income/Earning Assets			6.56%			6.89%
Interest Expense/Earning Assets			0.98%			1.21%

Net Interest Income and Margin (d)		$20,658	5.57%		$16,805	5.68%

(a)	Average balances are obtained from the best available daily or monthly data

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.132 million and $655 thousand for the six months ended June 30, 2004 and 2003. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

For the first half of 2004 relative to the first half of 2003, net interest income increased by $4 million, or 23%, although the tax-equivalent net interest margin fell by 11 basis points, to 5.57% from 5.68%. As with the quarterly comparison, the driving force behind the drop in the net interest margin was the leverage strategy, although because of the timing of the strategy its weighted impact on the first half was much lower than for the second quarter. While the leverage strategy added more than $100 million overall to assets and liabilities in the latter part of April 2004, its average balance for the half was only $41 million. Without the leverage strategy, the Company’s net interest margin for the half would have been 5.80%, or 12 basis points higher than in the first half of the prior year. On the other hand, net interest adjustments, including a $190,000 interest recovery on a paid-off loan in the first quarter and a $60,000 interest reversal on a loan transferred to non-accrual in the second quarter, boosted the net interest margin by about 3 basis points for the first half of the year.

Volume and rate variances for the six months ended June 30, 2004 and June 30, 2003 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously. Volume changes added about $3.8 million to net interest income, which was supplemented by the slight positive impact of rate changes. Because of an additional $99 million in average loans and a $47 million increase in average investments, earning asset balances were $147 million higher in the first half of 2004 than in the first half of 2003. Average non-earning assets for the half were $12 million higher, for reasons similar to those outlined for the quarter, while average shareholders’ equity and other liabilities were about $9 million higher. As with the quarterly comparison, the leverage-related increases in relatively lower-yielding investments and higher-cost borrowings had a negative impact on the rate variance. However, the relative impact for the half was lower, thus the favorable shift in interest-bearing deposit balances was able to entirely offset this effect.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan and lease losses. Specifically, the provision for loan and lease losses represents the amount charged against current period earnings to achieve an allowance for loan and lease losses that in management’s judgment is adequate to absorb losses inherent in the Bank’s loan portfolio.

For the quarter and half-year ended June 30, 2004, the Company’s provisions for loan and lease losses were $773,000 and $1.7 million, respectively. For the quarter, that is only $48,000, or 7% higher than the $725,000 provided in the second quarter of 2003, and for the first half, the amount is $548,000, or 49% higher than provided in the first half of 2003. The loan loss provision was higher despite a large decrease in non-performing loans and a lower level of charged-off balances during the first half of 2004, due mainly to an increase in loan balances and an adjustment of the reserve factors used to calculate the adequacy of the reserve. Management feels that meticulous monitoring and more aggressive reserving are merited in light of marked inflation in real estate values in some of the Company’s markets. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses”.

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflect an increase in non-interest income, which was $205,000, or 8%, higher in the quarter ended June 30, 2004 than for the quarter ended June 30, 2003, and $611,000, or 13% higher in the first half of 2004 than the first half of 2003. Because of the impact of the leverage strategy on average earning assets, total non-interest income declined to 1.35% from 1.63% of average earning assets for the quarter, and to 1.41% from 1.56% of average earning assets for the half.

Total non-interest expense was $7.3 million and $14.9 million, respectively, for the three months and six months ended June 30, 2004, and $7.0 million and $13.8 million, respectively, for the same periods in 2003. Non-interest expense increased by 5% for the quarter and 8% for the first half of 2004, relative to the same periods in the previous year. As with non-interest income, non-interest expenses experienced a significant drop relative to average earning assets due to the increase in average assets.

Because the percentage increase in net interest plus other income was larger than the percentage increase in non-interest expense, the Company’s tax-equivalent overhead efficiency ratio fell to 55.2% from 61.2% for the second quarter of 2004 relative to 2003, and to 56.0% from 62.1% for the first half of 2004 relative to 2003. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses excluded from the equation. The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the second quarter and first half of 2004 relative to 2003.

	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
Non Interest Income/Expense (dollars in thousands, unaudited)	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,574	57.89%	$1,527	60.74%	$3,097	58.13%	$2,868	60.80%
Other service charges & fees	$696	25.60%	$562	22.35%	$1,311	24.61%	$1,059	22.45%
Gains on sales of loans	$87	3.20%	$51	2.03%	$203	3.81%	$112	2.37%
Loan servicing income	$25	0.92%	$23	0.91%	$71	1.33%	$82	1.74%
Bank owned life insurance	$200	7.36%	$189	7.52%	$446	8.37%	$417	8.84%
Other	$137	5.04%	$162	6.44%	$200	3.75%	179	3.79%

Total non-interest income	$2,719	100.00%	$2,514	100.00%	$5,328	100.00%	$4,717	100.00%
As a % of average earning assets		1.35%		1.63%		1.41%		1.56%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,340	45.46%	$3,286	47.00%	$7,048	47.36%	$6,847	49.72%
Occupancy costs
Furniture & equipment	$873	11.88%	$661	9.45%	$1,681	11.30%	$1,281	9.30%
Premises	$621	8.45%	$578	8.27%	$1,209	8.12%	$1,140	8.28%
Advertising and marketing costs	$346	4.71%	$349	4.99%	$584	3.92%	$591	4.29%
Data processing costs	$302	4.11%	$276	3.95%	$602	4.05%	$504	3.66%
Deposit services costs	$270	3.67%	$277	3.96%	$576	3.87%	$528	3.83%
Loan services costs
Loan processing	$173	2.35%	$60	0.86%	$247	1.66%	$160	1.16%
ORE owned	$34	0.46%	$47	0.67%	$70	0.47%	$62	0.45%
Credit card	$145	1.97%	$145	2.07%	$280	1.88%	$249	1.81%
Other operating costs
Telephone & data communications	$150	2.04%	$205	2.93%	$343	2.30%	$386	2.80%
Postage & mail	$106	1.44%	$129	1.85%	$216	1.45%	$204	1.48%
Other	$263	3.58%	$262	3.75%	$561	3.77%	$448	3.25%
Professional services costs
Legal & accounting	$177	2.41%	$211	3.02%	$386	2.59%	$450	3.27%
Other professional service	$274	3.73%	$318	4.55%	$620	4.17%	$555	4.03%
Stationery & supply costs	$156	2.12%	$180	2.57%	$299	2.01%	$323	2.35%
Sundry & tellers	$117	1.59%	$8	0.11%	$160	1.08%	$44	0.32%

Total non-interest Expense	$7,347	100.00%	$6,992	100.00%	$14,882	100.00%	$13,772	100.00%

As a % of average earning assets		3.66%		4.52%		3.95%		4.54%
Efficiency Ratio	55.21%		61.23%		56.03%		62.14%

Included in the increase in non-interest income are increases in service charges on deposit accounts both for the second quarter and year-to-date. The second quarter increase was $47,000, or 3%, while the increase for the first half was $229,000, or 8%. These increases are attributable to increases in demand deposit accounts, however it should be noted that service charges have been declining as a percentage of transaction accounts due to growth in accounts that are initially free of service charges. For the second quarter and first half of 2004, the ratio of service charges collected was 2.4% of average transaction account balances, while for the same periods in the prior year the percentages were 2.8% and 2.7%, respectively. Most financial institutions in the Company’s market areas have similar “free account” offerings and management views these as a defensive product. The negative service charge impact is overcome by the fact that they provide interest-free funding and expand the Company’s customer base. This, by extension, has increased cross-sell opportunities for other Bank products such as consumer loans and relatively low-cost savings accounts.

Other service charges and fees increased by $134,000, or 24%, in the second quarter of 2004 relative to the second quarter of 2003, and by $252,000, or 24%, for the first half of 2004 compared to the first half of the prior year. As a percentage of total non-interest income they increased to 25.6% and 24.6% for the quarter and first half of 2004, from 22.4% and 22.5% for the quarter and first half of 2003. This positive trend is primarily due to rental income from operating leases, which added $71,000 for the quarter and $137,000 for the half, and foreign ATM transaction fees that were implemented in late 2003 and added $56,000 for the quarter and $94,000 for the half. Because of rising rates and reduced refinancing activity, mortgage referral fees declined by $31,000 for the quarter and $41,000 for the half, but this drop was more than offset by increases in various other fees and charges.

Loan sales income increased by $36,000 and $91,000, respectively, for the quarter and six months ended June 30, 2003. While refinancing activity has tapered off, the increase in the volume of loans sold in 2004 is from continued strength in the Company’s all-in-one product, which provides a single-close loan for construction through permanent financing for custom-built homes. After the construction phase is completed and the loans are converted to permanent financing, some are sold in the secondary market. Loan servicing income increased by $2,000 for the quarter and fell by $11,000 for the first half of 2004 relative to 2003. Most of the Company’s serviced loans are agricultural mortgage loans, however a small number of SBA loans are also being serviced. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will continue to refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Other non-interest income, which includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America, declined by $25,000 for the second quarter of 2003 relative to the second quarter of 2002, but increased by $21,000 for the first half. Investment gains/losses are shown as a separate line item on the consolidated statements of income in Part 1 of this section. There were no significant investment gains/losses in the second quarter of 2004 or the second quarter of 2003. The first half of 2004 shows a $40,000 favorable variance in investment gains/losses, however, because the Company wrote off its $40,000 investment in California Bankers Insurance Agency in the first quarter of 2003, subsequent to the receipt from them of correspondence alerting the Company to their dissolution. Income received from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, was down $25,000 for the quarter and $22,000 for the half.

Salaries and employee benefits typically experience the largest dollar increase due to their amount relative to other non-interest expenses, however the increase for the second quarter of 2004 relative to the second quarter of 2003 was only $54,000, or 2%, and the increase for the first half of 2004 was limited to $201,000, or 3%. This line item fell to 47.4% of total non-interest expense for the first half of 2004, from 49.7% in the first half of 2003. Actual salaries paid increased $76,000, or 2% for the quarter, and $239,000, or 4% for the half, despite the addition of a new branch in June of 2003 and another in June of 2004. These increases were more than offset by a large increase in the credit against expenses for the portion of current-period salaries linked to loan origination costs. FAS 91 requires that costs directly associated with the origination of a loan be deferred from current period expenses and amortized over the life of the loan as an adjustment to yield. These costs consist primarily of salaries, and the FAS 91 credit against current period salaries increased by $409,000 in the second quarter of 2004 relative to the second quarter of 2003, and by $576,000 for the first six months of 2004 in comparison to 2003. The increase in deferred salaries is due mainly to a large number of equity lines and consumer loans booked in the second quarter of 2004. Higher premiums for workers compensation and group health insurance added an aggregate $248,000 and $238,000 to second quarter and first half expenses, respectively, for 2004 relative to 2003. The Company had 335 full-time equivalent employees at June 30, 2004, and 333 full-time equivalents at June 30, 2003.

Occupancy expense, including furniture and equipment maintenance and depreciation, increased $255,000, or 21% for the second quarter, and $469,000, or 19%, for the first six months of 2004 relative to 2003. Rent expense was up by $5,000, or 3% for the quarter, and $34,000, or 12% year-to-date, due to rent on the new branches and other annual rent increases. Much of the remaining increase is attributable to depreciation on operating leases, which increased by $36,000 for the quarter and $68,000 for the half-year, and other furniture and equipment depreciation, which increased by $102,000 for the second quarter and $261,000 for the first half. The increase in furniture and equipment depreciation is partially the result of a $70,000 cumulative credit adjustment to depreciation expense in the first quarter of 2003 resulting from changes to more accurately reflect the useful life of item processing equipment purchased in 2002. It also reflects furniture and equipment at the new branches, and the new equipment put into service at the beginning of 2004 in connection with the Company’s conversion of its core processing system. Furniture and equipment expense was 11.3% of total non-interest expense for the first half of 2004, up from 9.3% for the first half of 2003.

Other notable changes in expenses occurred in data processing, loan processing, telephone and data communications, other professional services, sundry losses, and year-to-date other operating expenses. Data processing expenses increased $26,000, or 9% for the second quarter, and $98,000, or 19% for the first half, due mainly to expenses association with the Company’s recent core processing and internet banking platform conversions. Loan processing expenses were up for the quarter and the half due to a second quarter charge of $127,000, to establish a separate liability account as an allowance for potential losses on unused commitments. Voice and data communications expense was $55,000, or 27% lower for the quarter, and $43,000, or 11% lower for the half. Furthermore, the Company is planning to convert its telephone lines to “voice over internet protocol”, or VoIP technology, in the latter half of 2004, which should help contain costs in this area in the future.

The cost of other professional services was down by $44,000 for the second quarter, but was $65,000 higher for the first half. This variability is primarily due to accruals for deferred compensation for certain directors. The Company’s deferred compensation plan is available to directors and highly compensated employees, and allows participants to defer part or all of their compensation for payment at retirement or termination. The deferred compensation balances become unsecured debt obligations of the Company, and can fluctuate based on investment allocations designated by participants. With the stock market rally earlier in the year, balances with equity investment allocation designations gained in value. Likewise, fluctuations in the latter part of the second quarter probably had a negative impact. Any changes in the Company’s accrued liability other than participant contributions or withdrawals are hedged by a corresponding investment in bank-owned life insurance, which also has returns pegged to deferred compensation participant allocations.

The “other” category in other operating costs was flat for the second quarter of 2004 relative to the same period in the prior year, but was up by $113,000 for the half. This change is mostly due to a $62,000 increase in training and education attributable to the core processing conversion in the first quarter. Another contributing factor to the increase in other operating costs stems from accounting for the Company’s investments in low-income housing tax credit funds. These investments are written down by the amount of partnership losses via charges to other operating expenses, and the losses increased for the second quarter and first half of 2004 due to the additional investment made in July of 2003.

The increases in sundry and teller losses, totaling $109,000 for the quarter and $116,000 for the half-year, can largely be attributed to an increase in losses related to check fraud. The Company is currently investigating alternatives to help minimize its risk of loss from fraud, including advanced signature recognition software and the possible aggressive promotion of its positive pay product.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. This tax provision was $2.0 million and $3.4 million for the second quarter and first half of 2004, respectively, representing 40% and 36% of pre-tax income for those periods. The provision was $932,000 and $1.7 million for the second quarter and first half of 2003, respectively, which equates to 27% and 25% of pre-tax income for those periods. The amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt income, increases in the cash surrender value of bank-owned life insurance, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

During 2002 and for most of 2003, an additional book/tax difference was created as a result of the formation of a real estate investment trust (“REIT”). When the REIT began operations in August 2002, the Company adjusted its tax accrual to allow for the year-to-date impact of the REIT. The REIT-related tax benefit was also reflected in the tax provision for the first three quarters of 2003, but the 2003 benefit was reversed at the end of the year subsequent to a last-minute legal opinion rendered by the California Franchise Tax Board. That opinion designated bank-owned REITs as potentially abusive tax shelters, and stated that the California law dealing with the taxability of REIT consent dividends has been misinterpreted.

The Company continues to believe that the law was interpreted correctly when the REIT was established and that the tax benefits will ultimately be realized, and we have been advised by our REIT tax consultants that neither the law nor their original tax opinion has changed. Based on the Franchise Tax Board’s aggressive stance, however, and the potential penalties outlined in recent tax shelter legislation, the Company deemed it prudent at the end of 2003 to reverse any benefits accrued during that fiscal year and will likely file its 2003 income tax returns sans any REIT benefits. Furthermore, in order to stop the accrual of potential interest and penalties, in April 2004 the Company filed an amended 2002 state income tax return and paid 2002 taxes in accordance with the Franchise Tax Board’s recent interpretation, while reserving the right to appeal and later claim REIT-related benefits. This payment increased the Company’s second quarter 2004 tax provision by $400,000. No assurance can be given that the tax benefits from the REIT will ultimately be validated, however if they are the Company will then reflect the cumulative benefit on its income statement.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, overnight fed funds sold, and other equity securities. These investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income.

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, they are all marketable securities and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to SFAS 115, the balance of available for sale securities is carried on the Company’s financial statements at its estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the accumulated other comprehensive income account in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio	June 30, 2004		December 31, 2003
(dollars in thousands, unaudited)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$508	$506	$509	$518
US Gov’t agencies	7,499	7,476	10,499	10,629
Mortgage-backed securities	158,869	156,063	38,094	38,492
Corporate bonds	—	—	—	—
State & political subdivisions	31,232	32,232	33,415	35,148
Other equity securities	6	10	6	11

Total Investment Securities	$198,114	$196,287	$82,523	$84,798

The carrying value of the investment portfolio was $196 million at June 30, 2004 and $85 million at December 31, 2003, an increase of $111 million, or 131%. The increase primarily represents mortgage-backed securities purchased in connection with the leverage strategy implemented in April 2004, but was also due in part to pledging needs created by higher repurchase agreement balances.

Balances of government agency securities and municipal bonds declined due to maturities and calls, and additions to the portfolio have been in the form of mortgage-backed securities due to their relatively favorable yields and interest rate risk profiles. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $170 million at June 30, 2004, and $66 million at December 31, 2003, again an increase related to the leverage strategy.

There were no fed funds sold at June 30, 2004 or at the end of 2003. The Company’s investment in the time deposits of other banks was $320,000 at June 30, 2004, and $98,000 at December 31, 2003. Other equity securities, which are not marketable but are nevertheless earning assets, increased to $6 million at June 30, 2004 from $2 million at the end of 2003. This $4 million increase consists of FHLB stock, the purchase of which was necessitated by the Company’s higher level of FHLB borrowings. Total investments increased to 22% of assets at June 30, 2004 from 11% at December 31, 2003.

LOAN PORTFOLIO

The Company’s total gross loans grew by $16.5 million, or 3%, from December 31, 2003 to June 30, 2004, but fell from 76% to 67% of total assets because of the lopsided increase in investments resulting from the leverage strategy. The loan growth came despite the payoff of two large commercial loans totaling almost $6 million. Expansion in loan volume is expected to maintain an average pace of approximately $5 million per month for the remainder of 2004, although no assurance can be given that unforeseen developments will not cause that projection to vary significantly.

A comparative schedule of the distribution of the Company’s loans at June 30, 2004 and December 31, 2003, by outstanding balance as well as by percentage of total loans, is presented in the following Loan Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution
(dollars in thousands, unaudited)	June 30 2004	December 31 2003
Agricultural	$10,647	$13,693
Commercial and industrial	$85,596	$91,367
Real Estate:
Secured by commercial/professional office Properties including construction and development	$312,146	$306,635
Secured by residential properties	$107,494	$98,892
Secured by farmland	$34,194	$25,280
Held for sale	$840	$513

Total Real Estate	$454,674	$431,320
Small Business Administration loans	$20,907	$21,964
Consumer loans	$44,004	$41,106
Credit cards	$10,413	$10,439
Leases	$935	$792

Total Loans and Leases	$627,176	$610,681

Percentage of Total Loans and Leases
Agricultural	1.70%	2.24%
Commercial and industrial	13.65%	14.96%
Real Estate:
Secured by commercial/professional office Properties including construction and development	49.77%	50.22%
Secured by residential properties	17.14%	16.19%
Secured by farmland	5.45%	4.14%
Held for sale	0.13%	0.08%

Total Real Estate	72.49%	70.63%
Small Business Administration loans	3.33%	3.60%
Consumer loans	7.02%	6.73%
Credit cards	1.66%	1.71%
Leases	0.15%	0.13%

Total	100.00%	100.00%

Total real estate loans experienced the strongest overall growth, with loans secured by farmland showing the greatest growth within that category. Loans secured by farmland increased by $8.9 million, or 35%, while loans secured by residential properties (primarily home equity lines) and loans secured by commercial/professional office properties grew by $8.6 million, or 9%, and $5.5 million, or 2%, respectively. Overall, total real estate loans stood at 72% of the total loan and lease portfolio at June 30, 2004, and 71% at December 31, 2003. Despite the appearance of a heavy real estate concentration, many of these loans are commercial loans where real estate collateral has been taken as an abundance of caution. Management expects to see continued growth in this category, particularly in the Fresno and Bakersfield markets where we currently have a relatively small share of an expanding market, although no assurance can be given that this will indeed occur. While emphasis is also currently being placed on commercial and industrial loan production in an attempt to increase that segment as a percentage of the total portfolio, two large commercial loan payoffs actually caused a decline of $6 million, or 6%. Commercial loans have fallen to less than 14% of total loans at June 30, 2004, from 15% at December 31, 2003.

SBA loan balances fell by slightly over $1 million, or 5%, as this market segment has become increasingly competitive. Agricultural loan balances fell by $3 million, or 22%, and now comprise less than 2% of the Company’s overall portfolio. Consumer loan balances reversed their negative trend of the first quarter, and now show an increase of $3 million, or 7%. Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $28 million as of June 30, 2004, compared to $33 million at December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $231 million at June 30, 2004 as compared to $227 million at December 31, 2003, although it is expected that not all of these commitments will ultimately be drawn down. These commitments represented approximately 37% of gross loans outstanding for each of the dates noted. In addition to unused loan commitments, the Company had stand-by letters of credit at June 30, 2004 and December 31, 2003 totaling $22 million and $21 million, respectively. This represented 9% of total commitments at both June 30, 2004 and December 31, 2003.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NON-PERFORMING ASSETS

Non-performing assets are comprised of the following: Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s non-performing assets:

Non-performing Assets (dollars in thousands, unaudited)	June 30 2004	December 31 2003	June 30 2003
NON-ACCRUAL LOANS:
Agricultural	$—	$725	$617
Commercial and industrial	$1,402	$2,370	$4,058
Real Estate
Secured by commercial/professional office properties including construction and development	$1,660	$116	$468
Secured by residential properties	$—	$260	$255
Secured by farmland	$1,729	$1,920	$1,721
Held for sale	$—	$—	$—

TOTAL REAL ESTATE LOANS	$3,389	$2,296	$2,444
Small Business Administration loans	$438	$787	$1,394
Consumer loans	$189	$284	$137
Credit cards	$13	$15	$51
Leases	$—	$—	$—

SUBTOTAL	$5,431	$6,477	$8,701

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$35	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE LOANS	$—	$—	$—
Small Business Administration loans	$—	$206	$—
Consumer loans	$51	$—	$—
Credit cards	$—	$—	$—
Leases	$—	$—	$—

SUBTOTAL	$86	$206	$—

TOTAL NON-PERFORMING LOANS	$5,517	$6,683	$8,701
Other real estate owned	$2,606	$2,784	$1,485

Total non-performing assets	$8,123	$9,467	$10,186

Restructured loans	N/A	N/A	N/A
Nonperforming loans as % of total gross loans and leases	0.88%	1.09%	1.56%
Nonperforming assets as a % of total gross loans and leases and other real estate	1.29%	1.54%	1.82%

Total non-performing assets fell to $8.1 million at June 30, 2004 from $9.5 million at December 31, 2003, a drop of $1.3 million or 14%, with net charge-offs accounting for about $700,000 of the reduction. While down relative to year-end 2003, non-performing assets are actually up from $6.3 million at March 31, 2004. The fluctuation is due to the fact that several non-performing loans were favorably resolved in the first quarter of 2004, but the first quarter reduction was partially offset in the second quarter when $1 million of that amount reverted to non-accrual status until it was paid current in July of 2004, and another $1.2 million real estate loan was placed on non-accrual. Approximately $334,000 of the total non-performing balance at June 30, 2004 is guaranteed by the U.S. Government, and $6 million of the remaining total is either secured by real estate or is in the form of repossessed real estate. Based on current appraised values minimal losses are anticipated on these balances, although no assurance can be given that losses will not exceed expectations.

The performance of any individual loan can be impacted by circumstances beyond the Company’s control, including the interest rate environment or factors particular to a borrower, such as their suppliers or personal state of affairs. The Company expects that additional loans will migrate to non-accrual status in the normal course of business, as it further increases its lending activities and borrower performance issues periodically arise. It also expects to acquire some level of “other real estate” as collection activities are undertaken to resolve problem and non-accrual credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At June 30, 2004 the allowance for loan and lease losses was $7.7 million, or 1.22% of gross loans, an increase of $1 million relative to the $6.7 million allowance at December 31, 2003 that was 1.10% of gross loans. With the increase in the allowance and the decrease in non-performing loans, the allowance rose to 139% of non-performing loans at June 30, 2004 from 100% at December 31, 2003. An allowance for potential losses inherent in unused commitments is reflected in other liabilities, and totaled $132,000 at June 30, 2004.

We employ a systematic methodology for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed reviews of other loans (either individually or in pools). While this methodology utilizes historical data and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, the rate of loan portfolio growth, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity prices as well as acts of nature (freezes, earthquakes, fires, etc.) that occur in a particular period.

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agriculture industry and other key industries in the Central San Joaquin Valley. The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examination, and model imprecision are additional qualitative factors that are considered.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses (dollars in thousands, unaudited)	For the Quarter Ended June 30,		For the Six-Month Period Ended June 30,		Year Ended December 31,
	2004	2003	2004	2003	2003
Balances:
Average gross loans and leases outstanding during period	$620,864	$529,067	$617,701	$518,536	$550,744

Gross loans and leases outstanding at end of period	$627,176	$557,528	$627,176	$557,528	$610,681

Allowance for Loan and Lease Losses:
Balance at beginning of period	$7,286	$5,931	$6,701	$5,939	$5,939
Provision charged to expense	$773	$725	$1,673	$1,125	$3,105
Charge-offs
Agricultural	$—	$—	$60	$—	$—
Commercial & industrial loans(1)	$252	$300	$356	$556	$1,491
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$104	$267	$248	$338	$542
Credit card loans	$81	$141	$246	$267	$561

Total	$437	$708	$910	$1,161	$2,594

Recoveries
Agricultural	$1	$1	$12	$6	$34
Commercial & industrial loans(1)	$12	$6	$81	$18	$68
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$23	$11	$76	$21	$73
Credit card loans	$22	$10	$47	$28	$76

Total	$58	$28	$216	$73	$251

Net loan charge offs	$(379)	$(680)	$(694)	$(1,088)	$(2,343)

Balance	$7,680	$5,976	$7,680	$5,976	$6,701

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.25%	0.52%	0.23%	0.42%	0.43%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.22%	1.07%	1.22%	1.07%	1.10%
Allowance for Loan Losses to Non-Performing Loans	139.21%	68.68%	139.21%	68.68%	100.27%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	4.93%	11.38%	9.04%	18.21%	34.96%
Net Loan Charge-offs to Provision for Loan Losses	49.03%	93.79%	41.48%	96.71%	75.46%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and reduced by actual net charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $773,000 in the second quarter of 2004, a $48,000 increase relative to the $725,000 provision in the second quarter of 2003. On a year-to-date basis through the end of June, the provision was $1.7 million for 2004 as compared to $1.1 million for 2003. The Company had net charge-offs of $379,000 and $694,000 against the allowance in the second quarter and first half of 2004, versus $680,000 and $1.1 million in the second quarter and first half of 2003.

The Company considers its allowance for loan and lease losses of $7.7 million at June 30, 2004 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks fell by $6 million, or 12%, during the first half of 2004. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $39 million average of cash and due from banks for the first half of 2004 was about $2 million higher than the $37 million average for all of 2003. Cash balances have gradually increased over the past year, consistent with growth in the number of cash-intensive customers serviced by the Company.

Net premises and equipment increased by $1.2 million, or 6.5%, since the end of 2003, to its balance of about $19.5 million at June 30, 2004. The increase was due to fixed assets associated the new branch and the new core processing system, as well equipment purchased and leased out to customers under operating leases executed during the first half of 2004.

Other assets were $39 million at June 30, 2004, an increase of $3.9 million, or 11%, relative to December 31, 2003. The majority of this is a $3.6 million increase in the Company’s net deferred tax asset, caused in part by a reallocation of accrued taxes between current and deferred to “true-up” the deferred balance. The net deferred tax asset increase was also the result of recording the potential future tax impact of the market value decline in the Company’s available-for-sale securities.

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

Overall, deposits increased to $701 million at June 30, 2004 from $684 million at December 31, 2003. This represents an increase of $16.5 million, or 2%. Demand deposits grew by $15 million, or 8%, largely because of focused branch efforts to acquire additional business accounts but also due in part to the persistent promotion of retail checking accounts. The total number of demand accounts grew by more than 2,400 during the first six months of 2004. In addition to the increase in demand deposits, savings account balances increased $8 million, or 15%, and NOW accounts grew by $2 million, or 4%. However, these increases were partially offset by an $8 million decline in time deposits under $100,000. While core deposit runoff has not yet become an issue, it is management’s opinion that more aggressive deposit retention efforts may be needed as alternative investment products regain popularity.

Time deposits in denominations of $100,000 or greater, including broker deposits, declined by about $1 million. The Company had a total of $50 million in brokered deposits on its books at June 30, 2004, down from $55 million at year-end 2003. Maturities of these deposits are staggered over the next 12 months, and it is expected that they will continue to be replaced with internally-generated branch deposits when possible.

Information concerning average balances and rates paid on deposits by deposit type for the three months and six months ended June 30, 2004 and 2003 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures issued in consideration for cash raised by a wholly-owned trust subsidiary via the sale of trust-preferred securities (see Capital Resources section for more detailed explanation of trust-preferred securities). As discussed previously, the Company’s junior subordinated debentures increased from $15 million at year-end 2003 to $30 million at June 30, 2004, due to the issuance of an additional $15 million in mid-March 2004. Changes in other borrowings are explained in further detail below.

As explained previously, in order to borrow money from the FHLB to finance the leverage strategy, the Company simultaneously pledged as collateral the investment securities acquired in connection with the transaction. These collateralized FHLB borrowings range in maturity from overnight to five years. As of June 30, 2004, FHLB borrowings specifically linked to the leverage strategy comprised all of the Company’s $75 million in long-term borrowings, as well as $15 million in the form of a 30-day advance and $15 million in overnight advances that are included in short-term borrowings.

The Company also uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. While there were no borrowings from other correspondent banks, on June 30, 2004 the Company borrowed about $5 million on an overnight basis from the Federal Home Loan Bank in addition to the leverage-related advances discussed in the previous paragraph. At the end of December 2003, the Company had $20 million in overnight borrowings from the FHLB on its books. This need for this overnight money was reduced by the increase in deposits and higher repurchase agreement balances. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $21 million at June 30, 2004. While this was up by about $7 million relative to the $14 million balance at the end of December 2003, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. The aggregate balance of other liabilities fell by $3 million during the first six months of 2004. The drop was split between a decrease in the Company’s accrued current tax liability, and a decline in our outstanding obligations for capital contributions related to low-income housing tax credit funds as our commitments have been drawn upon.

LIQUIDITY AND MARKET RISK MANAGEMENT

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have any exposure to exchange rates.

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

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual loans and deposits, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points.

The Company’s policy is to limit the projected change in the Company’s net interest income relative to the stable rate scenario for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of June 30, 2004, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc.	-$	8,546,000	-$	4,507,000	-$	1,381,000	$160,000	$919,000	$2,318,000
% Change		-20.54%		-10.83%		-3.32%	0.38%	2.21%	5.57%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 100 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by around $1.4 million, or approximately 3.32%, over the next twelve months. By the same token, if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely increase by $160,000, or 0.38%, over the next year. According to net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. In rising rate scenarios the gain in net interest income is uneven because the Company’s prime rate is currently 75 basis points higher that the Wall Street Journal prime rate. We have assumed that as rates rise we will gradually allow the Company’s prime rate to return to its normal parity with the Wall Street Journal prime, thus slightly depressing initial increases in net interest income.

In reality, management does not expect current rates to fall significantly. If they do, the Company would likely continue to limit movement in the Bank of the Sierra Prime Rate, although no assurance can be given that this would indeed occur. Over $200 million in variable-rate loan balances are tied to that rate. If the Bank of the Sierra Prime Rate is not lowered further from its current level, the Company’s interest rate risk profile changes dramatically:

Immediate Change in Rate

	-300 b.p.		-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc.	-$	1,515	$10	$581,000	$160,000	$919,000	$2,318,000
% Change		-3.64%	0.02%	1.40%	0.38%	2.21%	5.57%

Given these assumptions, net interest income would likely initially rise if rates were to decline by as much as 100 basis points, and the negative impact of “floored” deposit rates wouldn’t be felt unless rates fell by more than 200 basis points.

The economic values of the Company’s loan and deposit portfolios will also vary under the different interest rate scenarios previously discussed. The amount of change is dependent upon the characteristics of each class of financial instrument, including the stated interest rate relative to current market rates, the likelihood of prepayment, whether the rate is fixed or floating, the maturity date of the instrument and the particular circumstances of the Company’s customers. Economic value simulations also tend to change over time as the characteristics of the Company’s balance sheet evolve, and as interest rate and yield curve assumptions are updated. The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at estimated current market interest rates for each account type. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios, assuming changes in the Bank of the Sierra prime rate are restricted under declining rate scenarios:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE	$13,515,000	$9,407,000	$6,112,000	-$	4,865,000	-$	13,419,000	-$	7,092,000
% Change	-3.64%	0.02%	1.40%		0.38%		2.21%		5.57%

LIQUIDITY

Liquidity refers to the Company’s ability to maintain a cash flow that is adequate to fund operations and meet obligations and other commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet these needs, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, liquidating other assets, or borrowing funds from other institutions. In addition, the Company can raise immediate cash for temporary needs by selling under agreements to repurchase those investments in its portfolio which are not pledged as collateral.

As of June 30, 2004, non-pledged securities comprised $26 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, immediately marketable loan balances in the amount of $17 million, and the $17 million net cash surrender value of BOLI on the Company’s books at June 30, 2004. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $52 million at June 30, 2004. An additional $90 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up to $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected sudden change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 22.8% and 67.6%, respectively, at June 30, 2004, as compared to internal policy guidelines of greater than 15% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios are well within policy guidelines as of June 30, 2004.

CAPITAL RESOURCES

At June 30, 2004, the Company had total shareholders’ equity of $63.2 million, comprised of $5.8 million in common stock, $58.5 million in retained earnings, and a negative $1.1 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2003 was $60.0 million. The $3 million increase in shareholders’ equity from December 31, 2003 to June 30, 2004 was due primarily to the addition of net earnings, less $1.7 million in dividends paid. However, it also includes a $1.7 million increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options, and a $405,000 decrease due to shares repurchased during the period. Due to rising interest rates, the market value of investment securities declined by $2.4 million (net of the tax impact) during the first half of 2004, which reduced accumulated other comprehensive income by the same amount.

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

As noted previously, the Company had $15 million junior subordinated debentures at December 31, 2003, and issued an additional $15 million on March 17, 2004. These currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at June 30, 2004, $20.4 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $9.6 million, the portion of the total $30 million issued and outstanding that exceeds Tier 1 capital limitations. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios (dollars in thousands, unaudited)	June 30, 2004	December 31, 2003	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.67%	10.88%	N/A
Tier 1 Capital to Total Risk-weighted Assets	11.21%	9.90%	N/A
Tier 1 Leverage Ratio	8.79%	8.87%	N/A
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	11.87%	10.15%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.76%	9.17%	6.00%
Tier 1 Leverage Ratio	8.43%	8.20%	5.00%

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

PART I – FINANCIAL INFORMATION

Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2004:

	April	May	June
Total shares purchased	None	18,500	8,000
Average per share price	N/A	$15.28	$15.23
Number of shares purchased as part of publicly announced plan or program	None	18,500	8,000
Maximum number of shares remaining for purchase under a plan or program (1)	177,800	159,300	151,300

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan allows for the repurchase of up to 250,000 shares, although that number can be supplemented upon the approval of the Board of Directors.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

I TEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 26, 2004. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
Gregory A. Childress	7,474,408	23,635
Robert L. Fields	7,487,688	10,354
James C. Holly	7,424,291	73,751
Howard H. Smith	7,486,788	11,254
Morris A. Tharp	7,490,388	7,654

There were no broker non-votes received with respect to this item.

The terms of the following directors continued after the shareholders’ meeting: Albert L. Berra, Vincent L. Jurkovich, Robert H. Tienken, and Gordon T. Woods.

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp, Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (4)

10.10	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (4)

10.11	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (4)

11	Statement of Computation of Per Share Earnings (5)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(5)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(b) Reports on Form 8-K

•	A filing was made on April 5, 2004 outlining a change in the Company’s certifying accountant, from Perry-Smith, LLP to Vavrinek, Trine, Day & Co., LLP.

•	A filing was made on April 23, 2004 of a press release dated April 19, 2004, reporting the Company’s preliminary results of operations and financial condition as of and for the calendar quarter ended March 31, 2004.

•	A filing was made on April 27, 2004, to disclose the Company’s acquisition of a significant level of assets. Specifically, this was in connection with the execution of a leverage strategy, whereby the Company purchased over $100 million in mortgage-backed securities, funded by collateralized borrowings from the Federal Home Loan Bank.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 9, 2004	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

August 9, 2004	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Senior Vice President & Chief Financial Officer