Form 10-Q
period 2004-09-30
SIERRA BANCORP
filed 2004-11-12
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Common stock, no par value, 9,614,208 shares outstanding as of October 31, 2004

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Cash and due from banks	$32,609	$53,042
Federal Funds Sold	—	—

Total Cash & Cash Equivalents	32,609	53,042
Securities available for sale	197,969	84,798
Loans and leases:
Gross loans and leases	652,096	610,681
Allowance for loan and lease losses	(8,476)	(6,701)
Deferred loan and lease fees, net	(1,062)	(1,716)

Net Loans and Leases	642,558	602,264
Other equity securities	6,134	1,763
Premises and equipment, net	17,678	16,814
Operating Leases	1,755	1,477
Other real estate	2,039	2,784
Accrued interest receivable	4,151	3,238
Other assets	42,755	35,494

TOTAL ASSETS	$947,648	$801,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$217,951	$196,392
Interest bearing demand	58,240	55,047
Savings	66,308	50,643
MMDA’s	136,795	130,803
TDOA’s, IRA’s & KEOGH’S	22,565	22,359
Time deposits < $100,000	88,838	100,128
Time deposits > $100,000	128,658	129,105

Total Deposits	719,355	684,477
Federal funds purchased and repurchase agreements	28,339	13,647
Short Term Borrowings	15,003	19,615
Long Term Borrowings	75,000	—
Accrued interest payable	1,653	489
Other liabilities	8,235	8,006
Junior subordinated debentures	30,928	15,464

TOTAL LIABILITIES	878,513	741,698

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,584,808 and 9,323,502 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	7,474	4,513
Retained earnings	60,912	54,124
Accumulated other comprehensive income	749	1,339

TOTAL SHAREHOLDER’S EQUITY	69,135	59,976

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$947,648	$801,674

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2004	2003	2004	2003
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$24	$1	$47	$40
US Treasury securities	4	2	12	6
US Gov’t agencies	69	108	244	425
State and political subdivsions	317	375	988	1,201
Mortgage-backed securities	1,556	81	3,185	484
Corporate bonds	—	30	—	153
Equities	55	42	95	120
Loans and leases, including fee income	11,451	10,276	33,274	28,948

Total interest income	13,476	10,915	37,845	31,377

INTEREST EXPENSE:
Interest on deposits	1,342	1,366	3,992	4,544
Interest on borrowed funds	932	263	1,994	742

Total interest expense	2,274	1,629	5,986	5,286

Net Interest Income	11,202	9,286	31,859	26,091
Provision for loan losses	1,000	800	2,673	1,925

Net Interest Income after Prov. for Loan Losses	10,202	8,486	29,186	24,166

OTHER OPERATING INCOME:
Service charges on deposit accounts	1,575	1,537	4,672	4,405
Gains on sales of loans	114	96	317	208
Gain on sale of investment securities available-for-sale	14	150	19	115
Other	1,029	935	3,052	2,707

Total other operating income	2,732	2,718	8,060	7,435
OTHER OPERATING EXPENSES:
Salaries and employee benefits	2,990	3,407	10,038	10,254
Occupancy expense	1,608	1,375	4,498	3,796
Other	2,397	2,295	7,340	6,799

Total other operating expenses	6,995	7,077	21,876	20,849

INCOME BEFORE PROV. FOR INCOME TAXES	5,939	4,127	15,370	10,752
Provision for income taxes	1,996	1,086	5,355	2,774

NET INCOME	$3,943	$3,041	$10,015	$7,978

Other comprehensive loss, unrealized loss on securities available for sale, net of income taxes	1,825	(422)	(590)	(557)
COMPREHENSIVE INCOME PER SHARE DATA	$5,768	$2,619	$9,425	$7,421

Book value	$7.21	$6.28	$7.21	$6.28
Cash dividends	$0.09	$0.08	$0.27	$0.24
Earnings per share basic	$0.41	$0.33	$1.06	$0.86
Earnings per share diluted	$0.39	$0.30	$0.99	$0.80
Average shares outstanding, basic	9,532,498	9,302,657	9,433,255	9,278,885
Average shares outstanding, diluted	10,133,300	10,043,714	10,095,704	10,001,101

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$10,015	$7,978
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain) on sale of securities	(19)	(115)
Gain on sales of loans	(317)	(208)
Gain on sale of other real estate	(110)	(58)
Loss on sale of fixed assets	—	47
Provision for loan losses	2,673	1,925
Depreciation and amortization	2,221	1,725
Net amortization (accretion) on securities premiums and discounts	949	(743)
(Increase) Decrease in unearned net loan fees	(654)	849
Increase in cash surrender value of life insurance policies	(450)	(56)
Proceeds from sales of loans held for sale	17,247	10,246
Originations of loans held for sale	(17,080)	(10,056)
Increase in interest receivable and other assets	(12,095)	(3,609)
Decrease in other liabilities	2,446	433

Net cash provided by (used in) operating activities	4,826	8,358

Cash Flows from Investing Activities
Maturities of securities available for sale	7,142	7,828
Proceeds from sales/calls of securities available for sale	5,787	6,368
Purchases of securities available for sale	(151,573)	(29,668)
Principal paydowns on securities available for sale	23,541	18,533
(Increase) Decrease in loans receivable, net	(42,320)	(73,777)
Purchases of premises and equipment	(3,363)	(1,475)
Proceeds from sales of other real estate	1,012	362
Other	—	—

Net cash used in investing activities	(159,774)	(71,829)

Cash Flows from Financing Activities
Increase in deposits	34,878	54,703
Increase (Decrease) in federal funds purchased	5,500	(4,700)
Increase in borrowed funds	70,388	4,887
Increase in repurchase agreements	9,192	154
Proceeds from issuance of junior subordinated debentures	15,464	—
Cash dividends paid	(2,542)	(2,232)
Stock repurchased	(703)	(1,024)
Stock options exercised	2,338	887

Net cash provided by financing activities	134,515	52,675

(Decrease) in cash and due from banks	(20,433)	(10,796)

Cash and Cash Equivalents
Beginning of period	53,042	55,819

End of period	$32,609	$45,023

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in California’s South San Joaquin Valley. Bank of the Sierra is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. With the opening of its Clovis branch in June 2004, the Bank now operates eighteen full service branch offices throughout this geographic footprint. In addition to its full-service branches, the Bank has an agricultural credit unit with lending staff located at corporate headquarters and in Fresno, and eight offsite ATM’s. The most recently opened kiosk-style ATM’s commenced operations in late 2003 and October 2004 in Visalia and Tehachapi, respectively. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in June 2002 with the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings. Sierra Real Estate Investment Trust was capitalized in August 2002, when the Bank exchanged real-estate related assets for 100% of the common and preferred stock of the REIT. The Bank subsequently distributed more than 100 shares of REIT preferred stock among its directors and officers in January of 2003.

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

Note 3 – Current Accounting Developments

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted. This SOP also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this new standard is not expected to have a material impact on the Company’s financial statements.

In March 2004, the FASB issued an exposure draft entitled Share-Based Payment, an Amendment of FASB Statements No. 123 and 95. This proposed statement would eliminate the ability to account for stock-based compensation using APB 25, and would require that such transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method, whereby companies must recognize equity compensation cost from the beginning of the year in which the recognition provisions are first applied as if the fair value method had been used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. The proposal is highly controversial and subject to public comment. Accordingly, the provisions of the final statement could significantly differ from those proposed in the exposure draft. In October 2004, FASB deferred the effective date of this statement for public companies, from fiscal years beginning after December 15, 2004 to interim and annual periods beginning after June 15, 2005.

In March 2004, FASB’s Emerging Issues Task Force (EITF) reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Instruments. EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, FASB expects to issue the FSP no later than December 2004.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2004 and 2003, cash paid for interest expense on interest bearing liabilities was $2.8 and $4.8 million, respectively, while cash paid for income taxes during the nine months ended September 30, 2004 and 2003 was $8.2 million and $2.8 million, respectively. There was $259,000 of real estate acquired in the settlement of loans for the nine months ended September 30, 2004, and $183,000 acquired for the nine months ended September 30, 2003. There were loans in the amount of $320,000 to finance the sale of other real estate for the nine months ended September 30, 2004, and loans totaling $150,000 for the nine months ended September 30, 2003.

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

	For the 3-month period ended:		For the 9-month period ended:
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Net income, as reported (in $000’s)	$3,943	$3,041	$10,015	$7,978
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	47	53	142	155

Pro forma net income (in $000’s)	$3,896	$2,988	$9,873	$7,823

Basic earnings per share - as reported	$0.41	$0.33	$1.06	$0.86
Basic earnings per share - pro forma	$0.41	$0.32	$1.05	$0.84

Diluted earnings per share - as reported	$0.39	$0.30	$0.99	$0.80
Diluted earnings per share - pro forma	$0.38	$0.30	$0.98	$0.78

Weighted average fair value per share of options granted during period	$4.26	$4.07	$4.41	$3.64

Assumptions for determining fair values:
Dividend yield	2.3%	2.3%	2.3%	2.3%
Projected stock price volatility	29.7%	29.5%	30.2%	29.6%
Risk-free interest rate	3.56%	3.13%	3.64%	3.00%
Expected option term (from option date)	6.0 years	6.0 years	6.0 years	6.0 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. There were 9,532,498 weighted average shares outstanding during the third quarter of 2004, and 9,302,657 during the third quarter of 2003. There were 9,433,255 weighted average shares outstanding during the first nine months of 2004, and 9,278,885 during the first nine months of 2003.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. For the third quarter and first nine months of 2004, the dilutive effect of options outstanding calculated under the treasury stock method totaled 600,802 and 662,449 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2003, shares totaling 741,057 and 722,216, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the 3-month period ended:		For the 9-month period ended:
	Sep. 30, 2004	Sep. 30, 2003	Sep. 30, 2004	Sep. 30, 2003
Net income	$3,943	$3,041	$10,015	$7,978
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	3,115	(568)	(982)	(831)
Less: reclassification adjustment	14	150	19	115

Pre-tax other comprehensive income/(loss)	3,101	(718)	(1,001)	(946)
Less: tax impact of above	1,276	(296)	(411)	(389)

Net other comprehensive income/(loss)	1,825	(422)	(590)	(557)

Comprehensive income	$5,768	$2,619	$9,425	$7,421

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2004	December 31, 2003
Commitments to extend credit	$203,136	$183,902
Standby letters of credit	$21,155	$21,118
Credit card commitments	$42,289	$43,143

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

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, and “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include but are not limited to the possibility of deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and risks associated with the multitude of current and future laws and regulations to which the Company is subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

A significant event impacting the Company’s results of operations and financial condition in 2004 was the implementation of a leverage strategy. This entailed the purchase of over $100 million in mortgage-backed securities that are guaranteed by agencies of the Federal Government, with the bulk of the purchase occurring on April 20, 2004. The purchase was financed primarily with collateralized borrowings from the Federal Home Loan Bank (“FHLB”), with original maturities ranging from overnight to five years. The leverage transaction also involved the purchase of more than $4 million in FHLB stock, a dividend-yielding investment that was necessary to facilitate the increased level of borrowings from that institution. Based on the expected average life of the mortgage-backed securities, we anticipate the return of the majority of invested principal within five years and thus effectively view this as a five-year strategy.

The net interest margin for this specific transaction averaged an annualized 178 basis points through the end of September 2004, although it fluctuates with variances in the amortization of purchase premiums caused by changes in the level of prepayments on the mortgage-backed securities. Net interest income generated by the transaction has been about $800,000 thus far, which boosted the Company’s third quarter and year-to-date 2004 return on equity by about 187 basis points and 110 basis points, respectively. Because of the addition of a significant level of assets, however, the Company’s return on assets for the third quarter and first nine months of 2004 was 6 basis points and 3 basis points lower, respectively, than it otherwise would have been. Further details of the impact of the leverage strategy on the Company’s performance are outlined in various sections below, including the section entitled “Net Interest Income and Net Interest Margin”.

While projected cash flows on the asset and liability sides of the leverage transaction have been matched as closely as possible, the principal on the mortgage-backed securities could prepay either slower or faster than expected. This introduces a certain level of interest rate risk into the transaction. While no assurance can be given that any specific level of income will be maintained, management evaluated potential risks and rewards and concluded that it was in the best interest of the Company to implement this strategy. It is possible that should interest rate conditions be conducive to a similar undertaking in the future, the Company could purchase additional securities as the balance invested under the current strategy declines.

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2004 Compared to Third Quarter 2003

Net income for the quarter ended September 30, 2004 was $3.9 million compared with $3.0 million for the quarter ended September 30, 2003, an improvement of 30%. Basic and diluted earnings per share for the third quarter of 2004 were $0.41 and $0.39, compared to $0.33 and $0.30 for the third quarter of 2003. The Company’s annualized return on average equity was 23.68% and annualized return on average assets was 1.66% for the quarter ended September 30, 2004, compared to a return on equity of 20.92% and return on assets of 1.62% for the quarter ended September 30, 2003.

The primary drivers of the variance in net income include the following:

•	Net interest income increased by $1.9 million, or 21%, due mainly to the addition of $63 million in average loans and $127 million in average investments and fed funds sold.

•	Salaries and benefits expense declined by $417,000, or 12%, due to an increase of $442,000 in deferred salaries directly related to loan origination activity. Pursuant to FAS 91, loan origination costs are deferred from current period expense and amortized over the life of the related loans as a reduction in yield. The increased deferral was due to stronger loan origination activity, particularly in home equity lines and consumer loans. Even without the deferral of additional salaries, though, total salaries and benefits would have only increased by less than one-half of one percent.

•	Occupancy expense increased by $233,000, or 17%. Occupancy expense has risen primarily because of expenses associated with the new core operating system and other technology enhancements, depreciation on equipment leased to customers under operating leases, and the new Clovis branch.

•	Because the Company is no longer recognizing certain tax benefits associated with its REIT, the third quarter 2004 tax provision was $910,000 higher than in the third quarter of 2003, representing an 84% increase. Specifically, tax benefits related to the Company’s REIT were still being recognized in the third quarter of 2003, although they were reversed in the fourth quarter of 2003.

First Nine Months of 2004 Compared to First Nine Months of 2003

Net income for the first nine months of 2004 was $10.0 million, which is $2.0 million higher than net income for the first nine months of 2003 and represents a 26% improvement. Basic and diluted earnings per share were $1.06 and $0.99 for the first nine months of 2004, compared to $0.86 and $0.80 for the first nine months of the prior year. The Company realized an annualized return on average equity of 21.08% for the first nine months of 2004 and 19.19% for the first nine months of 2003, and its return assets on for the same periods was 1.51% and 1.50%, respectively.

The principal reasons for the net income variance for the first nine months include the following:

•	Net interest income increased by $5.8 million, or 22%, primarily because of an $87 million increase in average loans and a $74 million increase in average investment balances. Also contributing to higher net interest income were increases in year-to-date average demand deposits and savings balances, which were up by $42 million and $14 million, or 25% and 33%, respectively.

•	The provision for loan and lease losses was up by $748,000, or 39%, as the allowance for loan and lease losses was enhanced to reflect loan growth and the current state of real estate markets.

•	Non-interest income increased $625,000, or 8%, due mainly to higher returned item and overdraft charges, rental income from operating leases, an increase in ATM transaction fees, and a higher volume of loan sales.

•	Salaries and benefits expense was lower by $216,000, or 2%, due to a $1 million increase in the level of deferred salaries. Excluding the credit for loan origination costs, salaries increased by $383,000, or 4%, due to staffing for branch additions and normal annual salary increases. The cost of benefits rose by $414,000, or 16%, due mainly to higher rates for workers compensation and group health insurance.

•	The Company’s 2004 year-to-date provision for income taxes increased by $2.6 million, or 93%. The income tax accrual rate for the first nine months of 2004 was 35%, but would have been 32% if not for an additional $400,000 provided in the second quarter of 2004, subsequent to the payment of taxes asserted by California’s Franchise Tax Board to be owed for 2002 on REIT consent dividends. For the first nine months of 2003, the tax accrual rate was only 26% since REIT benefits were still factored into the equation.

FINANCIAL CONDITION SUMMARY

The Company’s total assets were $948 million at September 30, 2004, an increase of $146 million, or 18%, over total assets of $802 million at December 31, 2003. The most significant changes in the Company’s balance sheet during the first nine months of 2004 are outlined below:

•	As noted above, a leverage strategy implemented in April 2004 added over $100 million in mortgage-backed securities to securities available for sale, indirectly caused a $4 million increase in other equity securities due to an investment in additional FHLB stock, and added over $100 million to FHLB borrowings.

•	Gross loan and lease balances increased by $41 million, or 7%, from December 31, 2003, ending the first nine months of 2004 at $652 million. Most of the growth was in balances secured by real estate, although consumer loans also increased by over $5 million, or 13%.

•	Total non-performing assets, currently at $4.9 million, declined by $4.6 million relative to year-end 2003.

•	Most lower-cost components of core deposits continue to show relatively strong growth. Non-interest demand deposit balances increased during the first nine months of 2004 by $22 million, or 11%, and savings account balances increased by $16 million, or 31%. The only core deposit category to decline was time deposits under $100,000, which fell by $11 million, or 11%.

•	A $15 million addition to trust-preferred securities, shown on the balance sheet as junior subordinated debentures, had a significant positive impact on the Company’s total risk-based capital ratio, which increased to 13.81% at September 30, 2004 from 10.88% at December 31, 2003. This should provide the Company with adequate regulatory capital for planned growth in loans, although no assurance can be given that this will be the case.

EARNINGS PERFORMANCE

As discussed in the Results of Operations Summary and reflected in the Consolidated Statements of Income, during the quarter and for the nine months ended September 30, 2004 the Company generated net income of $3.9 million and $10.0 million, as compared to $3.0 million and $8.0 million for the same periods in 2003. The Company earns income from two key sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense on interest-bearing liabilities; and net non-interest income, which is primarily comprised of various sources of non-interest fee income less the operating costs associated with providing a full range of banking services to customers.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended September 30, 2004 (a) (b) (f)			For the Quarter Ended September 30, 2003 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets

Investments:
Federal funds sold/Due from time	$6,790	$24	1.41%	$1,089	$1	0.36%
Taxable	$165,807	$1,629	3.91%	$41,722	$221	2.10%
Non-taxable	$31,623	$317	6.04%	$37,993	$375	5.93%
Equity	$6,113	$55	3.58%	$2,099	$42	7.94%

Total Investments	$210,333	$2,025	4.14%	$82,903	$639	3.98%

Loans and Leases: (c)
Agricultural	$11,302	$214	7.53%	$12,083	$196	6.44%
Commercial	$108,028	$1,927	7.10%	$106,853	$1,743	6.47%
Real Estate	$455,500	$8,274	7.23%	$397,355	$7,276	7.26%
Consumer	$45,697	$747	6.50%	$39,047	$742	7.54%
Credit Cards	$10,856	$270	9.89%	$10,599	$311	11.64%
Leases	$987	$19	7.66%	$147	$8	21.59%
Other	$4,122	$—	0.00%	$7,603	$—	0.00%

Total Loans and Leases	$636,492	$11,451	7.16%	$573,687	$10,276	7.11%

Other Earning Assets	$1,000	$—	0.00%	$1,000	$—	0.00%

Total Earning Assets (e)	$847,825	$13,476	6.40%	$657,590	$10,915	6.70%

Non-Earning Assets	$95,048			$87,618

Total Assets	$942,873			$745,208

Liabilities and Shareholders’ Equity

Interest Bearing Deposits:
NOW	$60,212	$14	0.09%	$53,663	$13	0.10%
Savings Accounts	$64,959	$98	0.60%	$47,415	$60	0.50%
Money Market	$131,786	$215	0.65%	$134,200	$288	0.85%
TDOA’s, IRA & KEOGH’s	$22,881	$87	1.51%	$18,980	$140	2.93%
Certificates of Deposit<$100,000	$89,640	$368	1.63%	$86,425	$370	1.70%
Certificates of Deposit>$100,000	$131,953	$560	1.69%	$118,250	$495	1.66%

Total Interest Bearing Deposits	$501,431	$1,342	1.06%	$458,933	$1,366	1.18%
Borrowed Funds:
Federal Funds Purchased	$1,449	$6	1.65%	$331	$1	1.20%
Repurchase Agreements	$23,998	$20	0.33%	$15,489	$20	0.51%
Short Term Borrowings	$14,621	$47	1.28%	$16,347	$48	1.16%
Long Term Borrowings	$75,000	$466	2.47%	$—	$—	0.00%
TRUPS	$30,928	$393	5.06%	$15,000	$194	5.13%

Total Borrowed Funds	$145,996	$932	2.54%	$47,167	$263	2.21%

Total Interest Bearing Liabilities	$647,427	$2,274	1.40%	$506,100	$1,629	1.28%

Demand Deposits	$221,034			$172,766

Other Liabilities	$8,156			$8,665

Shareholders’ Equity	$66,256			$57,677
Total Liab. and Shareholders’ Equity	$942,873			$745,208

Interest Income/Earning Assets			6.40%			6.70%
Interest Expense/Earning Assets			1.07%			0.98%

Net Interest Income and Margin (d)		$11,202	5.33%		$9,286	5.72%

(a)	Average balances are obtained from the best available daily or monthly data
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $587 thousand and $473 thousand for the quarters ended September 30, 2004 and 2003. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Net interest income for the third quarter of 2004 was $11.2 million compared to $9.3 million in the third quarter of 2003, which constitutes an increase of $1.9 million, or 21%. The Company’s tax-equivalent net interest margin for the third quarter of 2004 was 5.33%, a 39 basis point drop compared to the 5.72% margin in the third quarter of the previous year. The reason for the decline was the implementation of the leverage strategy, which increased average investments by $102 million and added $467,000 to net interest income during the quarter but had the effect of lowering the Company’s net interest margin. Without the leverage strategy, the Company’s net interest margin would have been 5.81%.

The following Volume and Rate Variances table sets forth the difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the current period balance. Variances attributable to both volume and rate changes and the variance created by the additional day in 2004 (a leap year) have been allocated to the change in rate.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended September 30, 2004 over 2003			Nine Months Ended September 30, 2004 over 2003
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:

Investments:
Federal funds sold / Due from time	$5	18	$23	$6	1	$7
Taxable	$657	751	$1,408	$1,941	432	$2,373
Non-taxable(1)	$(63)	5	$(58)	$(206)	(7)	$(213)
Equity	$80	(67)	$13	$150	(175)	$(25)

Total Investments	$679	$707	$1,386	$1,891	$251	$2,142

Loans and Leases:
Agricultural	$(13)	31	$18	$56	(18)	$38
Commercial	$19	165	$184	$213	379	$592
Real Estate	$1,065	(67)	$998	$4,335	(531)	$3,804
Consumer	$126	(121)	$5	$191	(260)	$(69)
Credit Cards	$8	(49)	$(41)	$(8)	(67)	$(75)
Leases	$46	(35)	$11	$127	(91)	$36

Total Loans and Leases	$1,251	$(76)	$1,175	$4,914	$(588)	$4,326

Other Earning Assets	$—	—	$—	$—	—	$—

Total Earning Assets	$1,930	$631	$2,561	$6,805	$(337)	$6,468

Liabilities

Interest Bearing Deposits:

NOW	$2	(1)	$1	$3	(2)	$1
Savings Accounts	$22	16	$38	$54	11	$65
Money Market	$(5)	(68)	$(73)	$(14)	(408)	$(422)
TDOA’s & IRA’s	$29	(82)	$(53)	$43	(21)	$22
Certificates of Deposit < $100,000	$14	(16)	$(2)	$93	(206)	$(113)
Certificates of Deposit > $100,000	$57	8	$65	$385	(490)	$(105)

Total Interest Bearing Deposits	$119	$(143)	$(24)	$564	$(1,116)	$(552)

Borrowed Funds:
Federal Funds Purchased	$3	2	$5	$4	(3)	$1
Repurchase Agreements	$11	(11)	$—	$35	(61)	$(26)
Short Term Borrowings	$(5)	4	$(1)	$65	5	$70
Long Term Borrowings	$—	466	$466	$—	833	$833
TRUPS	$206	(7)	$199	$456	(82)	$374

Total Borrowed Funds	$215	$454	$669	$560	$692	$1,252

Total Interest Bearing Liabilities	$334	$311	$645	$1,124	$(424)	$700

Net Interest Margin/Income	$1,596	$320	$1,916	$5,681	$87	$5,768

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

Average investments were $127 million higher and average loans were $63 million higher in the third quarter of 2004 than in the third quarter of 2003, contributing to a favorable volume variance of $1.6 million in net interest income for the quarter. In addition to the increase in average earning assets, the volume variance is impacted by fluctuations in the relative levels of non-earning assets (including cash and due from banks) and non-interest liabilities (including demand deposits). Average non-earning assets fell to 10% of average total assets from 12% in the third quarter of the previous year. The average balance of demand deposits, shareholders’ equity and other liabilities fell slightly less on a relative basis, dropping to 31% of average total assets from 32% in the previous year.

Rate variances related to the Company’s financial instruments contributed $320,000 to the increase in net interest income for the quarter. This increase came despite a disproportionate increase in average investments, which have a yield of 4.14% relative to the weighted average loan yield of 7.16%, and a commensurate $99 million, or 210% increase in the average balance of borrowed funds that are relatively more costly than deposits. The positive net rate variance is due in part due to a favorable shift within investments to relatively higher-yielding mortgage-backed securities (without consideration of the tax impact), which boosted the average yield on investments by 16 basis points. Furthermore, while the weighted average yield on loans increased slightly because of a $3.5 million drop in non-accruing loans, the weighted average cost of interest-bearing deposits declined by 12 basis points due to certain lower-cost core deposit components that grew at a faster pace than overall deposits. Specifically, the combined average balance of NOW and savings accounts increased $24 million, or 24%.

The Average Balances and Rates table which immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first nine months of 2004 and 2003.

Average Balances and Rates

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2004 (a) (b) (f)			Nine Months Ended September 30, 2003 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets

Investments:
Federal funds sold/Due from time	$5,137	$47	1.22%	$4,452	$40	1.20%
Taxable	$120,851	$3,441	3.80%	$42,890	$1,068	3.33%
Non-taxable	$32,914	$988	6.08%	$39,730	$1,201	6.12%
Equity	$4,359	$95	2.91%	$1,935	$120	8.29%

Total Investments	$163,261	$4,571	4.16%	$89,007	$2,429	4.58%

Loans and Leases:(c)
Agricultural	$10,670	$514	6.43%	$9,555	$476	6.66%
Commercial	$107,080	$5,593	6.98%	$102,706	$5,001	6.51%
Real Estate	$447,646	$24,069	7.18%	$368,755	$20,265	7.35%
Consumer	$42,094	$2,170	6.89%	$38,786	$2,239	7.72%
Credit Cards	$10,696	$884	11.04%	$10,790	$959	11.88%
Leases	$807	$44	7.28%	$48	$8	22.28%
Other	$5,018	$—	0.00%	$6,451	$—	0.00%

Total Loans and Leases	$624,011	$33,274	7.12%	$537,091	$28,948	7.21%

Other Earning Assets	$1,000	$—	0.00%	$1,000	$—	0.00%

Total Earning Assets (e)	$788,272	$37,845	6.50%	$627,098	$31,377	6.82%

Non-Earning Assets	$95,245			$84,302

Total Assets	$883,517			$711,400

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$57,966	$40	0.09%	$53,460	$39	0.10%
Savings Accounts	$57,890	$230	0.53%	$43,652	$165	0.51%
Money Market	$130,138	$675	0.69%	$131,812	$1,097	1.11%
TDOA’s, IRA & KEOGH’s	$22,165	$271	1.63%	$18,907	$249	1.76%
Certificates of Deposit<$100,000	$94,692	$1,130	1.59%	$88,079	$1,243	1.89%
Certificates of Deposit>$100,000	$131,791	$1,646	1.67%	$108,044	$1,751	2.17%

Total Interest Bearing Deposits	$494,642	$3,992	1.08%	$443,954	$4,544	1.37%
Borrowed Funds:
Federal Funds Purchased	$1,016	$7	0.92%	$607	$6	1.32%
Repurchase Agreements	$22,766	$52	0.31%	$15,778	$78	0.66%
Short Term Borrowings	$15,108	$140	1.24%	$7,860	$70	1.19%
Long Term Borrowings	$44,891	$833	2.48%	$—	$—	0.00%
TRUPS	$26,639	$962	4.82%	$15,000	$588	5.24%

Total Borrowed Funds	$110,420	$1,994	2.41%	$39,245	$742	2.53%

Total Interest Bearing Liabilities	$605,062	$5,986	1.32%	$483,199	$5,286	1.46%

Demand Deposits	$205,794			$164,272

Other Liabilities	$9,199			$8,345

Shareholders’ Equity	$63,462			$55,584
Total Liab. and Shareholders’ Equity	$883,517			$711,400

Interest Income/Earning Assets			6.50%			6.82%
Interest Expense/Earning Assets			1.01%			1.13%

Net Interest Income and Margin (d)		$31,859	5.49%		$26,091	5.69%

(a)	Average balances are obtained from the best available daily or monthly data
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.719 million and $1.128 million for the nine months ended September 30, 2004 and 2003. Loans are gross of the allowance for possible loan losses, deferred fees and related direct costs.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

For the first nine months of 2004 relative to the first nine months of 2003, net interest income increased by $5.8 million, or 22%, although the tax-equivalent net interest margin fell by 20 basis points, to 5.49% from 5.69%. As with the quarterly comparison, the driving force behind the drop in the net interest margin was the leverage strategy, although because of the timing of the strategy its weighted impact on the first nine months was lower than for the third quarter alone. While the leverage strategy added more than $100 million overall to assets and liabilities in the latter part of April 2004, its average year-to-date balance through the end of September is only $62 million. Without the leverage strategy, the Company’s net interest margin for the first nine months would have been 5.80%, or 11 basis points higher than in the first nine months of the prior year. Approximately 3 basis points of the year-to-date net interest margin is the result of a $190,000 interest recovery on a paid-off loan in the first quarter of 2004.

Volume and rate variances for the nine months ended September 30, 2004 and September 30, 2003 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously. Volume changes added about $5.7 million to net interest income, which was supplemented by the slight positive impact of rate changes. Because of an additional $87 million in average loans and a $74 million increase in average investments, earning asset balances were $161 million higher in the first nine months of 2004 than in the first nine months of 2003. On a year-to-date basis average non-earning assets were $11 million higher, although they fell to 11% of total assets from 12%, and average demand deposit balances, shareholders’ equity and other liabilities were an aggregate $50 million higher, maintaining at about 32% of total assets.

As with the quarterly comparison, the leverage-related increases in relatively lower-yielding investments and higher-cost borrowings had a negative impact on the rate variance. However, this effect was entirely offset by the 29 basis point decline in the cost of interest-bearing deposit balances relative to the 9 basis point decline in average loan yields, thus net rate changes added $86,000 to net interest income.

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

For the quarter and nine months ended September 30, 2004, the Company’s provisions for loan and lease losses were $1 million and $2.7 million, respectively. For the quarter, that is $200,000 higher than the $800,000 provided in the third quarter of 2003, and for the first nine months, the amount is $748,000 higher than provided in the same period in 2003. The loan loss provision was higher despite a large decrease in non-performing loans and a lower level of charged-off balances during 2004, due mainly to an increase in loan balances, recognition of the increasing potential for a correction in the real estate market, and fine-tuning of the potential loss factors used to calculate the adequacy of the reserve. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses”.

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflect an increase in non-interest income, which was $14,000 higher in the quarter ended September 30, 2004 than for the quarter ended September 30, 2003, and $625,000 higher in the first nine months of 2004 than the first nine months of 2003. While the quarterly increase is negligible, the year-to-date increase is 8%. Because the leverage strategy increased third quarter average earning assets by $102 million but did not impact non-interest income, total non-interest income declined to 1.30% from 1.66% of average earning assets for the quarter, and to 2.06% from 2.39% of average earning assets on a year-to-date basis.

Total non-interest expense was $7.0 million and $21.9 million, respectively, for the three months and nine months ended September 30, 2004, and $7.1 million and $20.8 million, respectively, for the same periods in 2003. Non-interest expense declined by 1% for the quarter and increased 5% for the first nine months of 2004, relative to the same periods in the previous year. As with non-interest income, non-interest expenses experienced a significant drop relative to average earning assets due to the increase in average assets.

Because the percentage increase in net interest plus other income was larger than the percentage change in non-interest expense, the Company’s tax-equivalent overhead efficiency ratio fell to 49.3% from 57.4% for the third quarter of 2004 relative to 2003, and to 53.7% from 60.4% for the first nine months of 2004 relative to 2003. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses excluded from the equation. The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the third quarter and first nine months of 2004 relative to 2003:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
	2004	% of Total	2003	% of Total	2004	% of Total	2003	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,575	57.65%	$1,537	56.55%	$4,672	57.96%	$4,405	59.25%
Other service charges & fees	$694	25.40%	$602	22.15%	$2,005	24.88%	$1,662	22.35%
Gains on sales of loans	$114	4.18%	$96	3.53%	$317	3.93%	$208	2.80%
Loan servicing income	$41	1.50%	$49	1.80%	$112	1.39%	$131	1.76%
Bank owned life insurance	$176	6.44%	$266	9.79%	$622	7.72%	$682	9.17%
Other	$132	4.83%	$168	6.18%	$332	4.12%	347	4.67%

Total non-interest income	$2,732	100.00%	$2,718	100.00%	$8,060	100.00%	$7,435	100.00%
As a % of average earning assets	1.30%		1.66%		2.06%		2.39%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$2,990	42.75%	$3,407	48.14%	$10,038	45.88%	$10,254	49.18%
Occupancy costs
Furniture & equipment	$904	12.92%	$703	9.93%	$2,585	11.82%	$1,984	9.52%
Premises	$704	10.07%	$672	9.50%	$1,913	8.74%	$1,812	8.69%
Advertising and marketing costs	$333	4.76%	$215	3.04%	$917	4.19%	$806	3.87%
Data processing costs	$220	3.15%	$393	5.55%	$822	3.76%	$897	4.30%
Deposit services costs	$296	4.23%	$247	3.49%	$872	3.99%	$775	3.72%
Loan services costs
Loan processing	$29	0.41%	$62	0.88%	$275	1.26%	$222	1.06%
ORE owned	$132	1.89%	$(13)	-0.18%	$202	0.92%	$49	0.24%
Credit card	$164	2.34%	$143	2.02%	$444	2.03%	$392	1.88%
Other operating costs
Telephone & data communications	$201	2.87%	$172	2.43%	$544	2.49%	$559	2.68%
Postage & mail	$46	0.66%	$128	1.81%	$262	1.20%	$332	1.59%
Other	$170	2.43%	$220	3.11%	$731	3.34%	$667	3.20%
Professional services costs
Legal & accounting	$259	3.70%	$207	2.92%	$646	2.95%	$657	3.15%
Other professional service	$262	3.75%	$302	4.27%	$882	4.03%	$857	4.11%
Stationery & supply costs	$206	2.94%	$182	2.57%	$505	2.31%	$505	2.42%
Sundry & tellers	$79	1.13%	$37	0.52%	$238	1.09%	$81	0.39%

Total non-interest Expense	$6,995	100.00%	$7,077	100.00%	$21,876	100.00%	$20,849	100.00%

As a % of average earning assets		3.32%		4.32%		5.58%		6.70%
Efficiency Ratio	49.30%		57.38%		53.69%		60.44%

Included in the increase in non-interest income are increases in service charges on deposit accounts both for the third quarter and year-to-date. The third quarter increase was $38,000, or 2%, while the increase for the first nine months was $267,000, or 6%. Despite fairly significant increases in average transaction account balances, the increased fee income is almost solely attributable to increases in overdraft and returned item charges. Other deposit account charges show little change in dollar volume, and have been declining as a percentage of transaction accounts due to growth in accounts that are initially free of service charges. Annualized service charges collected were 2.2% and 2.4% of average transaction account balances for the third quarter and first nine months of 2004, respectively, while the percentage was 2.7% for the same periods in the prior year. Most financial institutions in the Company’s market areas have similar “free account” offerings, and management views this as a defensive product. The negative service charge impact is overcome by the fact that they provide interest-free funding, expand the Company’s customer base, and increase cross-sell opportunities for other Bank products such as consumer loans and relatively low-cost savings accounts.

Other service charges and fees increased by $92,000, or 15%, in the third quarter of 2004 relative to the third quarter of 2003, and by $343,000, or 21%, for the first nine months of 2004 compared to the first nine months of the prior year. As a percentage of total non-interest income they increased to 25.4% and 24.9% for the quarter and first nine months of 2004, from 22.2% and 22.4% for the quarter and first nine months of 2003. This positive trend is primarily due to rental income from operating leases, which added $83,000 for the quarter and $219,000 year-to-date, and foreign ATM transaction fees that were revised in late 2003 and thus increased by $47,000 for the quarter and $141,000 year-to-date. Because of rising rates and reduced refinancing activity, mortgage referral fees declined by $34,000 for the quarter and $76,000 year-to-date.

Loan sales income increased by $18,000 and $109,000, respectively, for the quarter and nine months ended September 30, 2004. While refinancing activity has tapered off, the increase in the volume of loans sold in 2004 is from continued strength in the Company’s all-in-one product, which provides a single-close loan for construction through permanent financing for custom-built homes. After the construction phase is completed and the loans are converted to permanent financing, some are sold in the secondary market. Loan servicing income fell slightly, going down by $8,000 for the quarter and $19,000 for the first nine months of 2004 relative to 2003. Most of the Company’s serviced loans are agricultural mortgage loans, however a small number of SBA loans are also being serviced. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will continue to refer the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Bank-owned life insurance (BOLI) income is down $90,000 for the quarter and $60,000 year-to-date, due to fluctuations in certain BOLI balances that have returns linked to changes in equity markets. The majority of the Company’s BOLI is single-premium general account BOLI, with an interest credit rate that does not change frequently and is floored at no less than 4%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, at September 30, 2004 the Company had approximately $1.2 million invested in BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These BOLI accounts have returns pegged to deferred compensation participant investment allocations, and are thus subject to loss of principal depending on market movements.

Other non-interest income includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America. Other non-interest income declined by $36,000 for the third quarter of 2004 relative to the third quarter of 2003, and by $15,000 for the first nine months. The drop was due to a decline in investment gains, which resulted from a final liquidating cash dividend of $126,000 received in the third quarter of 2003 for the Company’s investment in Sphinx, International, Inc. (which was subsequently dissolved). Gains from the sale of other real estate owned increased by $51,000 for the quarter and year-to-date, and a $48,000 loss on the disposition of fixed assets in the third quarter of 2003 was not repeated in 2004. Income received from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, was unchanged for the quarter but was down $21,000 year-to-date.

Salaries and employee benefits expense typically experiences the largest dollar increase of all expense categories due to its relatively large amount, however it actually fell for both the third quarter and year-to-date periods. The decline for the third quarter of 2004 relative to the third quarter of 2003 was $417,000, or 12%, and for the first nine months of 2004 was $216,000, or 2%. This line item fell to 45.9% of total non-interest expense for the first nine months of

2004, from 49.2% in the first nine months of 2003. The drop in salaries and benefits expense was due to the deferral of additional salaries related directly to the origination of loans. FAS 91 requires that costs directly associated with the origination of a loan be deferred from current period expense and amortized over the life of the loan as an adjustment to yield. These costs consist primarily of salaries, and the FAS 91 credit against current period salaries increased by $436,000 in the third quarter of 2004 relative to the third quarter of 2003, and by $1 million for the first nine months of 2004 in comparison to 2003. The increase in deferred salaries was due mainly to a large number of equity lines and consumer loans booked in the second and third quarters of 2004. Gross of the deferral, salaries increased just $11,000, or less than .4% for the quarter, and $383,000, or 4% year-to-date, despite the addition of a new branch in June of 2003 and another in June of 2004. Higher premiums for workers compensation and group health insurance added an aggregate $46,000 and $284,000 to third quarter and year-to-date expenses, respectively, for 2004 relative to 2003. The Company had 338 full-time equivalent employees at September 30, 2004, and 326 full-time equivalents at September 30, 2003.

Occupancy expense, including furniture and equipment maintenance and depreciation, increased $233,000, or 17% for the third quarter, and $702,000, or 18%, for the first nine months of 2004 relative to 2003. Rent expense was up by $19,000 for the quarter and $53,000 year-to-date, representing 12 % increases for both periods due to rent on the new branches and other annual rent increases. Much of the remaining increase is attributable to depreciation on operating leases, which increased by $42,000 for the quarter and $110,000 year-to-date, and other furniture and equipment depreciation, which increased by $108,000 for the third quarter and $365,000 for the first nine months. The increase in furniture and equipment depreciation is partially the result of a $70,000 charge in the third quarter of 2004 to write off obsolete equipment. It also reflects furniture and equipment at the new branches, and the new equipment put into service at the beginning of 2004 in connection with the Company’s conversion of its core processing system. The year-to-date increase was also caused by a $70,000 cumulative credit adjustment to depreciation expense in the first quarter of 2003, resulting from changes to more accurately reflect the useful life of item processing equipment purchased in 2002. Furniture and equipment expense was 11.8% of total non-interest expense for the first nine months of 2004, up from 9.5% for the first nine months of 2003.

Other notable changes in expenses occurred in data processing, advertising and marketing, sundry losses, and year-to-date loan services costs. Data processing expense declined $173,000, or 44% for the third quarter, and $75,000, or 8% for the first nine months. The main item impacting data processing expense was the third quarter 2003 acceleration of contractual payments associated with the Company’s former core processing system, which was converted to a new system in January 2004. Marketing costs increased in part because of the new Sierra Grant Program, which was implemented in 2004 as a more consistent way of channeling the Company’s charitable donations to programs that provide education, enhance community services, and preserve our national parks. Donations increased by $43,000 in the third quarter of 2004 relative to the third quarter of 2003, and by $57,000 on a year-to-date basis. Deposit product marketing costs also increased by $60,000 for the quarter and $75,000 year-to-date. Loan services expenses were up on a year-to-date basis due to higher OREO expenses, and because of a second quarter 2004 charge of $127,000 to establish a separate liability account as an allowance for potential losses on unused commitments. Sundry losses increased by $42,000 for the third quarter and $157,000 for the first nine months of 2004, due to a higher level of overdraft losses associated primarily with check fraud. Most other expense categories either declined or experienced minimal increase.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. This tax provision was $2.0 million and $5.4 million for the third quarter and first nine months of 2004, respectively, representing 34% and 35% of pre-tax income for those periods. The provision was $1.1 million and $2.8 million for the third quarter and first nine months of 2003, respectively, which equates to 26% of pre-tax income for both of those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

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

The Company continues to believe that the law was interpreted correctly when the REIT was established and that the tax benefits will ultimately be realized, and we have been advised by our REIT tax consultants that neither the law nor their original tax opinion has changed. Based on the Franchise Tax Board’s aggressive stance, however, and the potential penalties outlined in recent tax shelter legislation, the Company deemed it prudent at the end of 2003 to reverse any benefits accrued during that fiscal year and has filed its 2003 income tax returns sans any REIT benefits. Furthermore, in order to stop the accrual of potential interest and penalties, in April 2004 the Company filed an amended 2002 state income tax return and paid 2002 taxes in accordance with the Franchise Tax Board’s recent interpretation, while reserving the right to appeal and later claim REIT-related benefits. This payment increased the Company’s third quarter 2004 tax provision by $400,000. No assurance can be given that the tax benefits from the REIT will ultimately be validated, however if they are the Company will then reflect the cumulative benefit on its income statement.

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

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to SFAS 115, the balance of available for sale securities is carried on the Company’s financial statements at its estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the accumulated other comprehensive income account in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2004		December 31, 2003
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$507	$513	$509	$518
US Gov’t agencies	6,996	7,027	10,499	10,629
Mortgage-backed securities	158,893	158,713	38,094	38,492
Corporate bonds	—	—	—	—
State & political subdivisions	30,293	31,707	33,415	35,148
Other equity securities	6	9	6	11

Total Investment Securities	$196,695	$197,969	$82,523	$84,798

The carrying value of the investment portfolio was $198 million at September 30, 2004 and $85 million at December 31, 2003, an increase of $113 million, or 133%. The increase primarily represents mortgage-backed securities purchased in connection with the leverage strategy implemented in April 2004, but was also due in part to an increase in pledging needs created by higher repurchase agreement balances.

Balances of municipal bonds and government agency securities declined due to maturities and calls. Additions to the portfolio have been in the form of mortgage-backed securities due to their relatively favorable yields and interest rate risk profiles. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $169 million at September 30, 2004, and $66 million at December 31, 2003, again an increase principally related to the leverage strategy.

There were no fed funds sold at September 30, 2004 or at the end of 2003. The Company’s investment in the time deposits of other banks was $95,000 at September 30, 2004, and $776,000 at December 31, 2003. Non-marketable equity securities increased to $6 million at September 30, 2004 from $2 million at the end of 2003. This $4 million increase consists of FHLB stock, the purchase of which was necessitated by the Company’s higher level of FHLB borrowings. Total investments increased to 22% of assets at September 30, 2004 from 11% at December 31, 2003.

LOAN PORTFOLIO

The Company’s total gross loan balance was $652 million at the end of September, 2004. Total gross loans grew by $41 million, or 7%, from December 31, 2003 to September 30, 2004, but fell from 76% to 69% of total assets because of the lopsided increase in investments resulting from the leverage strategy. The loan growth came despite the payoff of two large commercial loans totaling almost $6 million, and the payoff of certain non-accrual balances. Loan growth is expected to maintain an average pace of approximately $5 million per month for the remainder of 2004, although no assurance can be given that unforeseen developments will not cause that projection to vary significantly.

A comparative schedule of the distribution of the Company’s loans at September 30, 2004 and December 31, 2003, by outstanding balance as well as by percentage of total loans, is presented in the following Loan Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30 2004	December 31 2003
Agricultural	$14,811	$13,693
Commercial and industrial	$94,297	$91,367
Real Estate:
Secured by commercial/professional office Properties including construction and development	$311,564	$306,635
Secured by residential properties	$115,803	$98,892
Secured by farmland	$35,283	$25,280
Held for sale	$438	$513

Total Real Estate	$463,088	$431,320
Small Business Administration loans	$21,148	$21,964
Consumer loans	$46,592	$41,106
Credit cards	$10,473	$10,439
Leases	$1,687	$792

Total Loans and Leases	$652,096	$610,681

Percentage of Total Loans and Leases
Agricultural	2.27%	2.24%
Commercial and industrial	14.46%	14.96%
Real Estate:
Secured by commercial/professional office Properties including construction and development	47.78%	50.22%
Secured by residential properties	17.76%	16.19%
Secured by farmland	5.41%	4.14%
Held for sale	0.07%	0.08%

Total Real Estate	71.02%	70.63%
Small Business Administration loans	3.24%	3.60%
Consumer loans	7.14%	6.73%
Credit cards	1.61%	1.71%
Leases	0.26%	0.13%

Total	100.00%	100.00%

Total real estate loans experienced the strongest overall growth in dollar volume, with loans secured by residential properties (primarily home equity lines) showing the greatest balance growth within that category. Loans secured by residential properties increased by $17 million, or 17%, while loans secured by farmland grew by $10 million, or 40%, and loans secured by commercial/professional office properties increased by $5 million, or 2%. Overall, real estate loans stood at 71% of the total loan and lease portfolio at both September 30, 2004 and December 31, 2003. Despite the appearance of a heavy real estate concentration, many of these loans are commercial loans where real estate collateral has been taken as an abundance of caution. Management expects to see continued growth in this category, particularly in the Fresno and Bakersfield markets where we currently have a relatively small share of an expanding market, although no assurance can be given that this will indeed occur. Consumer loans also increased by over $5 million, or 13%, from the end of 2003 to September 30, 2004. This increase resulted from marketing campaigns and promotional rates, which are expected to continue for the remainder of 2004. While we are currently emphasizing commercial loan production in an attempt to increase that segment as a percentage of the total portfolio, two large commercial loan payoffs totaling $6 million have hindered efforts in that area. Commercial and industrial loans increased by only $3 million, or 3%, during the first nine months of 2004, and have fallen to 14% of total loans at September 30, 2004, from 15% at December 31, 2003.

SBA loan balances fell by $816,000, or 4%, as this market segment has become increasingly competitive. Agricultural loan balances increased by $1 million, or 8%, but now comprise only 2% of the Company’s overall portfolio. Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $27 million as of September 30, 2004, compared to $33 million at December 31, 2003.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $245 million at September 30, 2004 as compared to $227 million at December 31, 2003, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 38% of gross loans outstanding at September 30, 2004, and 37% as of December 31, 2003. In addition to unused loan commitments, the Company had stand-by letters of credit totaling $21 million at both September 30, 2004 and December 31, 2003. This represented 8% of total commitments as of September 30, 2004, and 9% at December 31, 2003.

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

Non-performing Assets

(dollars in thousands, unaudited)

	September 30 2004	December 31 2003	September 30 2003
NON-ACCRUAL LOANS:

Agricultural	$—	$725	$580
Commercial and industrial	$477	$2,370	$3,281
Real Estate
Secured by commercial/professional office properties including construction and development	$464	$116	$—
Secured by residential properties	$—	$260	$30
Secured by farmland	$1,180	$1,920	$2,014
Held for sale	$—	$—	$—

TOTAL REAL ESTATE LOANS	$1,644	$2,296	$2,044

Small Business Administration loans	$81	$787	$1,053
Consumer loans	$127	$284	$101
Credit cards	$14	$15	$13
Leases	$—	$—	$—

SUBTOTAL	$2,343	$6,477	$7,072

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING: (as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$206	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$182	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE LOANS	$388	$—	$—

Small Business Administration loans	$101	$206	$—
Consumer loans	$9	$—	$—
Credit cards	$11	$—	$7
Leases	$—	$—	$—

SUBTOTAL	$509	$206	$7

TOTAL NON-PERFORMING LOANS	$2,852	$6,683	$7,079

OTHER REAL ESTATE OWNED	$2,039	$2,784	$1,319

TOTAL NON-PERFORMING ASSETS	$4,891	$9,467	$8,398

Restructured loans	N/A	N/A	N/A
Nonperforming loans as % of total gross loans and leases	0.44%	1.09%	1.21%
Nonperforming assets as a % of total gross loans and leases and other real estate	0.75%	1.54%	1.43%

Total non-performing assets fell to $4.9 million at September 30, 2004 from $9.5 million at December 31, 2003, a drop of $4.6 million or 48%, with net charge-offs accounting for about $900,000 of the reduction. Much of the reduction is the result of the reinstatement of a $1 million relationship to accrual status, and the receipt of principal and past-due interest from the guarantor of a $600,000 loan. Various other non-performing balances were also paid off or reduced in principal. Some repossessed real estate was sold at a gain, with the OREO balance declining by $745,000. Approximately $152,000 of the total non-performing balance at September 30, 2004 is guaranteed by the U.S. Government, and $4.1 million of the remaining total is either secured by real estate or is in the form of repossessed real estate. Based on current appraised values minimal losses are anticipated on these balances, although no assurance can be given that losses will not exceed expectations.

The performance of any individual loan can be impacted by circumstances beyond the Company’s control, including the interest rate environment or factors particular to a borrower, such as their suppliers or personal state of affairs. The Company expects that additional loans will migrate to non-accrual status in the normal course of business, as it further increases its lending activities and borrower performance issues periodically arise. It also expects to acquire some level of “other real estate” in the course of collection activities associated with problem and non-accrual credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At September 30, 2004 the allowance for loan and lease losses was $8.5 million, or 1.30% of gross loans, an increase of $1.8 million relative to the $6.7 million allowance at December 31, 2003 that was 1.10% of gross loans. With the increase in the allowance and the decrease in non-performing loans, the allowance rose to 297% of non-performing loans at September 30, 2004 from 100% at December 31, 2003. An allowance for potential losses inherent in unused commitments is reflected in other liabilities, and totaled $136,000 at September 30, 2004.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, the rate of loan portfolio growth, and other factors. Quantitative factors also incorporate known information about individual loans, including a borrower’s sensitivity to interest rate movements or other quantifiable external factors such as commodity prices or acts of nature (freezes, earthquakes, fires, etc.).

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agriculture industry and other key industries in the Central San Joaquin Valley. The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examinations, and model imprecision are additional qualitative factors that are considered.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended September 30,		For the Nine-Month Period Ended September 30,		Year Ended December 31, 2003
	2004	2003	2004	2003
Balances:
Average gross loans and leases outstanding during period	$636,492	$573,687	$624,011	$537,091	$550,744

Gross loans and leases outstanding at end of period	$652,096	$586,144	$652,096	$586,144	$610,681

Allowance for Loan and Lease Losses:
Balance at beginning of period	$7,680	$5,976	$6,701	$5,939	$5,939
Provision charged to expense	$1,000	$800	$2,673	$1,925	$3,105
Charge-offs
Agricultural	$—	$—	$60	$—	$—
Commercial & industrial loans(1)	$6	$382	$362	$938	$1,491
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$158	$103	$406	$441	$542
Credit card loans	$69	$198	$315	$465	$561

Total	$233	$683	$1,143	$1,844	$2,594

Recoveries
Agricultural	$3	$24	$15	$31	$34
Commercial & industrial loans(1)	$7	$8	$88	$26	$68
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$10	$34	$86	$54	$73
Credit card loans	$9	$17	$56	$45	$76

Total	$29	$83	$245	$156	$251

Net loan charge offs	$(204)	$(600)	$(898)	$(1,688)	$(2,343)

Balance	$8,476	$6,176	$8,476	$6,176	$6,701

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.13%	0.41%	0.19%	0.42%	0.43%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.30%	1.05%	1.30%	1.05%	1.10%
Allowance for Loan Losses to Non-Performing Loans	297.19%	87.24%	297.19%	87.24%	100.27%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	2.41%	9.72%	10.59%	27.33%	34.96%
Net Loan Charge-offs to Provision for Loan Losses	20.40%	75.00%	33.60%	87.69%	75.46%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and reduced by actual net charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $1 million in the third quarter of 2004, a $200,000 increase relative to the $800,000 provision in the third quarter of 2003. On a year-to-date basis through the end of September, the provision was $2.7 million for 2004 as compared to $1.9 million for 2003. The Company had net charge-offs of $204,000 and $898,000 against the allowance in the third quarter and first nine months of 2004, versus $600,000 and $1.7 million in the third quarter and first nine months of 2003.

The Company considers its allowance for loan and lease losses of $8.5 million at September 30, 2004 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $33 million at September 30, 2004, which was $20 million lower than the $53 million balance at December 31, 2003. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business.

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

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $38 million average of cash and due from banks for the first nine months of 2004 was about $1 million higher than the $37 million average for all of 2003. Cash balances increased during the latter part of 2003 and the first half of 2004, consistent with growth in the number of cash-intensive customers serviced by the Company. Since mid-year, however, cash balances have been declining due to in part to closer monitoring and more efficient management of branch cash levels. The Company has also recently enrolled in the Federal Reserve Bank of San Francisco’s “explicit float” program, which provides immediate credit for most items presented for collection. Since we have the capability of sending and receiving electronic check images, our cash levels should ultimately decline further as the exchange of such images among banks increases in popularity and gradually displaces physical presentment. However, no assurance can be given that this will, indeed, occur.

Net premises and equipment increased by $864,000 million, or 5%, since the end of 2003, to its balance of about $17.7 million at September 30, 2004. The increase was due to fixed assets associated with the new Clovis branch and the new core processing system.

Other assets were $43 million at September 30, 2004, an increase of $7.3 million, or 20%, relative to December 31, 2003. The majority of this is a $5.3 million increase in the Company’s net deferred tax asset, caused in part by a reallocation of accrued taxes between current and deferred to “true-up” the deferred balance. Many items impact the Company’s deferred tax accounts, with the single largest being a $1.8 million year-to-date increase in the temporary difference between the loan loss provision reflected on the Company’s consolidated income statement and the amount deductible for tax purposes (actual net charge-offs).

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another important balance sheet component impacting the Company’s net interest margin is its deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000.

Overall, deposits increased to $719 million at September 30, 2004 from $684 million at December 31, 2003. This represents an increase of $35 million, or 5%. Demand deposits grew by $22 million, or 11%, largely because of focused branch efforts to acquire additional business accounts but also due in part to the persistent promotion of retail checking accounts. The total number of demand deposit accounts grew by more than 2,700 during the first nine months of 2004. In addition to the increase in demand deposits, savings account balances increased $16 million, or 31%, NOW accounts grew by $3 million, or 6%, and money market accounts grew by $6 million, or 5%. However, these increases were partially offset by an $11 million decline in time deposits under $100,000. While core deposit runoff has not yet been an issue, it is management’s opinion that aggressive deposit retention efforts for more rate-sensitive money market accounts and time deposits may be needed as alternative investment products regain popularity.

Time deposits in denominations of $100,000 or greater, including brokered deposits, do not show significant change at September 30, 2004 relative to the end of 2003. The Company had a total of $55 million in brokered deposits on its books at September 30, 2004 and at year-end 2003. Maturities of these deposits are staggered over the next 12 months, and it is expected that they will continue to be replaced with internally-generated branch deposits when possible.

Information concerning average balances and rates paid on deposits by deposit type for the three months and nine months ended September 30, 2004 and 2003 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures issued in consideration for cash raised by a wholly-owned trust subsidiary via the sale of trust-preferred securities (see Capital Resources section for more detailed explanation of trust-preferred securities). As discussed previously, the Company’s junior subordinated debentures increased from $15 million at year-end 2003 to $30 million at September 30, 2004, due to the issuance of an additional $15 million in mid-March 2004. Changes in other borrowings are explained in further detail below.

As explained previously, in order to borrow money from the FHLB to finance the leverage strategy, the Company simultaneously pledged as collateral the investment securities acquired in connection with the transaction. These collateralized FHLB borrowings range in maturity from overnight to five years. As of September 30, 2004, FHLB borrowings specifically linked to the leverage strategy comprised all of the Company’s $75 million in long-term borrowings, as well as $15 million in the form of a short-term advance.

The Company also uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. On September 30, 2004 the Company borrowed about $6 million on an overnight basis from correspondent banks. While there were no overnight federal funds purchased at the end of 2003, at the end of December 2003 the Company had $20 million in overnight borrowings from the FHLB on its books. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $23 million at September 30, 2004. While this was up by about $9 million relative to the $14 million balance at the end of December 2003, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. The aggregate balance of other liabilities increased by $1.4 million during the first nine months of 2004, to about $10 million at September 30, 2004, due mainly to an increase in accrued interest payable related to FHLB borrowings and trust-preferred securities.

LIQUIDITY AND MARKET RISK MANAGEMENT

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

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

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels). The Company typically uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points.

The Company’s policy is to limit the projected change in the Company’s net interest income relative to the stable rate scenario for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of September 30, 2004, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	9,591	-$	5,400	-$	2,006	-$	61	$1,021	$2,008
% Change		-20.76%		-11.69%		-4.34%		-0.13%	2.21%	4.35%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by around $5.4 million, or approximately 11.7%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely increase by $1.0 million, or 2.21%, over the next year. According to net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. In rising rate scenarios the gain in net interest income is uneven because the Company’s prime rate is currently 50 basis points higher that the Wall Street Journal prime rate (down from a 75 basis point spread last quarter). We have assumed that as rates rise we will continue to gradually allow the Company’s prime rate to return to its normal parity with Wall Street Journal prime, thus slightly depressing initial increases in net interest income.

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

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	3,435	-$	1,640	-$	720	-$	61	$1,021	$2,008
% Change		-7.44%		-3.55%		-1.56%		-0.13%	2.21%	4.35%

Given these assumptions, the negative impact of “floored” deposit rates wouldn’t be felt significantly unless rates fell by more than 200 basis points.

The economic value of the Company’s balance sheet will also vary under the different interest rate scenarios previously discussed. The amount of change is dependent upon the characteristics of each class of financial instrument, including the stated interest rate relative to current market rates, the likelihood of prepayment, whether the rate is fixed or floating, the maturity date of the instrument and the particular circumstances of the Company’s customers. Economic value simulations tend to change over time as the characteristics of the Company’s balance sheet evolve, and as interest rate and yield curve assumptions are updated. The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at estimated current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates, assuming changes in the Bank of the Sierra prime rate are restricted under declining rate scenarios:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$2,809	$2,243	$1,322	-$	4,602	-$	8,521	-$	13,696
% Change	1.96%	1.57%	0.92%		-3.21%		-5.95%		-9.56%

The Company’s EVE in rising rate scenarios starts out $4.6 million below base case, due to the assumption that the Bank of the Sierra prime rate is not increased until it reaches parity with the Wall Street Journal prime rate. That difference increases as rates go higher, because of the high degree of value lost in fixed-rate earning assets relative to the value increase in liabilities. Under declining rates, the presumed floor on the Bank of the Sierra prime effectively turns loans linked to that rate into fixed rate loans that increase in value as rates decline. One might thus expect to see the Company’s EVE increase as rates decline, however a floor of zero (or slightly above zero) for variable rate deposits and other liabilities offsets the value increase in earning assets and EVE does not change significantly.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund its operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet these needs, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, liquidating other assets, or borrowing funds from other institutions. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.

As of September 30, 2004, non-pledged securities comprised $29 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, immediately marketable loan balances in the amount of $17 million, and the $17 million net cash surrender value of BOLI on the Company’s books at September 30, 2004. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $70 million at September 30, 2004. An additional $112 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up to $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 20.9% and 68.5%, respectively, at September 30, 2004, as compared to internal policy guidelines of greater than 15% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios were well within policy guidelines as of September 30, 2004.

CAPITAL RESOURCES

At September 30, 2004, the Company had total shareholders’ equity of $69 million, comprised of $7.5 million in common stock, $60.9 million in retained earnings, and $749,000 in accumulated other comprehensive income. Total shareholders’ equity at the end of 2003 was $60.0 million. The $9 million increase in shareholders’ equity from December 31, 2003 to September 30, 2004 was due primarily to the addition of net earnings, less $2.5 million in dividends paid. However, it also includes a $3.0 million increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options, and a $703,000 decrease due to shares repurchased during the period. Due to changing interest rates, the market value of investment securities declined by $590,000 (net of the tax impact) during the first nine months of 2004, which reduced accumulated other comprehensive income by the same amount.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company’s current capital position exceeds minimum thresholds established by industry regulators, and by current regulatory definitions the Bank is well capitalized, the highest rating of the categories defined under Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, qualifying minority interests in consolidated subsidiaries, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock, and the allowance for loan and lease losses, subject to certain limitations.

As noted previously, the Company had $15 million junior subordinated debentures at December 31, 2003, and issued an additional $15 million on March 17, 2004. These currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at September 30, 2004, $22.6 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $7.4 million, the portion of the total $30 million issued and outstanding that exceeds Tier 1 capital limitations. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)

	September 30, 2004	December 31, 2003	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.81%	10.88%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.63%	9.90%	6.00%
Tier 1 Leverage Ratio	9.12%	8.87%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.01%	10.15%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.83%	9.17%	6.00%
Tier 1 Leverage Ratio	8.47%	8.20%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the third quarter of 2004:

	July	August	September
Total shares purchased	None	16,500	1,300
Average per share price	N/A	$16.74	$16.71
Number of shares purchased as part of publicly announced plan or program	None	16,500	1,300
Maximum number of shares remaining for purchase under a plan or program (1)	151,300	134,800	133,500

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan allows for the repurchase of up to 250,000 shares, although that number can be supplemented upon the approval of the Board of Directors.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5 : Other Information

Not applicable

Item 6 : Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp, Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (4)

10.10	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (4)

10.11	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (4)

11	Statement of Computation of Per Share Earnings (5)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(5)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(b)	Reports on Form 8-K

•	A filing was made on July 23, 2004 of a press release dated July 20, 2004, reporting the Company’s preliminary results of operations and financial condition as of and for the calendar quarter ended June 30, 2004.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 10, 2004	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President &
Chief Executive Officer

November 10, 2004	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Senior Vice President &
Chief Financial Officer