Form 10-K
period 2004-12-31
SIERRA BANCORP
filed 2005-03-14
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

As of June 30, 2004, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $84 million, based on the closing price reported to the Registrant on that date of $15.85 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2005 was 9,722,612.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1. BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Statutory Trust II, formed in March 2004 also for the purpose of issuing $15 million in variable-rate capital trust pass-through securities. This additional regulatory capital will allow the Company to stay on track with current expansion plans without any impairment of risk-based capital ratios. While current rates and underwriting fees are substantially lower than when the Company issued its first $15 million in 2001, the cost of this money is still higher than the Company would otherwise pay for shorter-term borrowings from the Federal Home Loan Bank or from brokered deposit markets. The issuance of these trust preferred securities has, therefore, slightly increased the Company’s overall funding costs. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Capital Trust I and Sierra Statutory Trust II are not reflected on a consolidated basis in the financial statements of the Company.

The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2004, the Company had consolidated assets of $997 million, deposits of $743 million and shareholders’ equity of $71 million. The Company’s liabilities include $30 million in debt obligations due to Sierra Capital Trust I and Sierra Statutory Trust II, related to capital trust pass-through securities issued by those entities.

References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977 and opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. We operate eighteen full service branch offices throughout this geographic footprint, and have received regulatory approvals for a branch in the city of Reedley and another branch in Bakersfield. The Reedley Branch is expected to commence operations in the third quarter of 2005, and the additional Bakersfield branch should come online in the fourth quarter of 2005. Prior to 1997, Bank of the Sierra expanded its branch network exclusively by establishing de novo full-service branch offices and credit centers. In February 1997 we made our first branch purchase of the Dinuba Office of Wells Fargo Bank. Between February 1997 and September 1999 we opened three additional de novo offices in Tulare, Hanford, and Fresno. In May 2000 we added four branches by the acquisition of Sierra National Bank (“SNB”): one in Bakersfield, another in California City, and two in Tehachapi. The locations of the Bank’s current offices are:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield California Office 5060 California Avenue	Bakersfield Ming Office 8500 Ming Avenue

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1710 Clovis Avenue

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

The Bank’s gross loan and lease balances at the end of 2004 totaled $696 million. The Bank’s lending activities are well-diversified and include real estate secured, commercial (including small business), agricultural, and retail loans. Our principal retail lending services include home equity lines, consumer loans, and credit card loans. Agricultural Credit Centers located in Fresno and Porterville provide a complete line of credit services in support of the agricultural activities that are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small business farming organizations, and major corporate farming units.

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

We also engage in Small Business Administration (“SBA”) lending and have been designated as an SBA Preferred Lender since 1999. Further, Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program, and was fifth in the nation from 1999 through 2003 for the volume of loans produced, behind the likes of banks such as Wells Fargo, Bank One, and J.P. Morgan.

As of December 31, 2004, the percentage of our total loan portfolio for each of the principal areas in which we directed our lending activities were as follows: (i) loans secured by real estate (71.9%); (ii) commercial and industrial

(including SBA) loans (17.1%); (iii) consumer loans (7.0%); (iv) agricultural loans (1.9%); (v) credit cards (1.6%); and (vi) direct finance leases (.5%). Real estate loans and related activities generated total revenue of $33.4 million in 2004 and $28.0 million in 2003. Real-estate secured loans, loan sales, and loan servicing activities generated approximately 54% of our total interest and other income for 2004, and 53% during 2003.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest bearing transaction accounts, savings accounts, time deposit accounts and retirement accounts. Telephone banking and internet banking with bill-pay are options for our deposit customers. We attract deposits through our customer-oriented product mix, competitive pricing, convenient locations, and drive-up banking, all provided with the highest level of customer service. At December 31, 2004 we had 55,833 deposit accounts totaling approximately $743 million, compared to 51,898 deposit accounts totaling approximately $684 million as of December 31, 2003.

We offer a multitude of other products and services to our customers to complement our lending and deposit services. These include installment note collection, cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services. During the past few years we have added offsite ATMs, thereby increasing consumer convenience by facilitating cash advances and deposit capabilities not otherwise available at non-branch locations. We currently operate seven offsite ATM’s, and also utilize a mobile ATM unit at fairs, exhibitions, and various other community functions within our market area. The most recently opened kiosk-style offsite ATM’s commenced operations in late 2003 and October 2004 in Visalia and Tehachapi, respectively. We have a Spanish language option on our own network of ATMs, and shared ATM and Point of Sale (POS) networks allow our customers access to national and international funds transfer networks. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and assure a high level of customer satisfaction.

In order to provide non-deposit investment options we have developed a strategic alliance with Investment Centers of America, Inc. of Bismarck, North Dakota (“ICA”). Through this arrangement, registered and licensed representatives of ICA provide our customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products. They conduct business from offices located in our Porterville, Visalia, Tulare, Tehachapi and Fresno branches.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in June 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings. Our REIT was capitalized in August 2002, when the Bank exchanged real-estate related assets for 100% of the common and preferred stock of the REIT. The Bank subsequently distributed more than 100 shares of REIT preferred stock among its directors and officers in January of 2003. Management has considered using the REIT to issue additional preferred stock to enhance the Company’s capital, however based on current market conditions and pricing this is an expensive option in comparison to capital trust pass-through securities. Should it ever be determined that the Company cannot include capital trust pass-through securities in regulatory capital, REIT preferred securities could become a viable substitute.

On December 31, 2003, the California Franchise Tax Board issued an opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. The Company has received advice from its REIT tax advisor (a national accounting firm) that the law has not changed, and the tax opinion it received on the validity of REIT benefits still stands as issued. The Company felt it prudent, however, to reverse REIT tax benefits accrued on its income statement, and the benefit accrued during 2003 was reversed at the end of 2003. During the second quarter of 2004, amended 2002 tax returns were filed eliminating the REIT benefit originally reflected for 2002. The difference plus interest was paid to the California Franchise Tax Board at that time. That amount was also included in the Company’s second quarter 2004 provision for income taxes, net of the associated contingent tax reserve. No assurance can be given that REIT benefits will be available in the future, or that the Company will not be assessed by the Franchise Tax Board for back penalties. It appears that many California banks with REITs, including Bank of the Sierra, have reserved the right to appeal the most recent interpretation of the California Franchise Tax Board, and some have recently initiated a defense of their position that the law was correctly interpreted when REIT tax benefits were initially recognized.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance public access to the electronic payments system, and enable us to improve our competitive position. In January of 2004, for example, we converted our core bank processing and online banking systems to increase efficiency and improve customer service. During 2003 we began offering lease financing as an alternative to loans and implemented an extensive customer service training program, among other things. And, in 2002 the Bank brought its item processing function in-house and simultaneously implemented check imaging, enabling us to take full advantage of electronic check image collection and presentment as the adoption of this technology becomes more widespread. The cost to the Bank for these development, operations, and marketing activities cannot be expressly calculated with any degree of certainty.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley. As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, the agriculture-related base has become less important. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. The amounts expended on compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have not been insignificant; the amount spent specifically for compliance with Sarbanes-Oxley section 404 alone totaled close to $300,000 in 2004. However, as far as can be reasonably determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Recent Developments

In July 2004 the Company’s Board of Directors approved a $1 million limited partnership commitment to The Central Valley Fund, L.P., a Small Business Investment Company formed to invest primarily in California’s Central Valley (Redding to Bakersfield). The fund will provide mezzanine capital for small to mid-sized Central Valley businesses to finance later stage growth, strategic acquisitions, ownership transitions and recapitalizations. Referrals from financial institution limited partners are anticipated. A subscription agreement for the Central Valley Fund was executed in February 2005.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 2 to the Financial Statements.

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

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographic area. For the combined Tulare, Kern, Fresno, and Kings county region, the four counties within which the Company operates, the top seven institutions are all multi-billion dollar entities that control a combined 68.6% of deposit market share based on June 30, 2004 FDIC market share data. Bank of the Sierra, the largest independent community bank on the list, ranks eighth with a 4.6% share of aggregate deposits. In Tulare County, however, where the Bank was originally formed, we rank first for total number of branch locations (9), and second for deposit market share with 17.8% of total deposits, behind only Bank of

America (23.0%). The largest portion of deposits in the combined four-county area also belongs to Bank of America (25.0%), while Wells Fargo is second (12.3%), and Washington Mutual comes in third (9.0%). Union Bank of California, Citibank, Bank of the West, and Fremont Investment & Loan round out the top seven. These banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their resources to regions of highest yield and demand. They also have the ability to offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than do smaller community banks. For customers whose needs exceed our legal lending limit, we attempt to arrange for loans on a participation basis with other banks.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining their operations, reducing expenses, and increasing revenues. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large and expanding California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 11, 2000 (see “– Regulation and Supervision – Financial Modernization Act”), has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

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

For many years we have countered rising competition by offering a broad array of products in an innovative and flexible manner. We are able to offer our customers community-oriented, personalized service that cannot always be matched by the major banks. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, and individualized service provided through accommodative policies. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. Other competitive advantages include our retention of drive-up teller windows, which have been eliminated by much of the competition, and our “preferred lender” or “PLP” status with the Small Business Administration, which enables us to approve SBA loans faster than many of our competitors. Layered on top of the Company’s traditional personal-contact banking philosophy are sophisticated telephone banking, internet banking, and online bill payment capabilities, which were implemented to meet the needs of customers with electronic access requirements and provide automated 24-hour banking. This high-tech and high-touch approach allows individuals to customize access to the Company to their particular preference.

Employees

As of December 31, 2004 the Company had 253 full-time and 118 part-time employees. On a full time equivalent basis, the Company’s staffing stood at 344 at December 31, 2004, as compared to 326 at December 31, 2003. Staff was added during 2004 for the new office in Clovis, to provide resources in order to maintain satisfactory customer service in growth areas, and to enhance business development activities in certain markets. Our employees are not represented by a union or covered by a collective bargaining agreement. Management of the Company believes its employee relations are satisfactory.

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

The Company

The Company’s stock is traded on the Nasdaq National Market under the symbol BSRR, and as such the Company is subject to Nasdaq rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had in excess of $75 million in public float as of June 30, 2004, the Company is classified as an “accelerated filer” as of the end of the year. This means that commencing with its fiscal year ended December 31, 2004, the Company is also subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act. (See “– Financial Modernization Act” below.)

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

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (the “DFI”) and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision and examination of the Bank by the FDIC and any legal actions taken by the FDIC with respect thereto are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by means of open-market operations in United States Government securities, adjusting the required level of reserves for financial institutions subject to its reserve requirements, and varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2004, 25% of the Company’s Tier 1 capital consisted of trust preferred securities, however no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of

Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2004 and 2003, the Bank’s Total Risk-Based Capital Ratios were 11.63% and 10.15%, respectively, and its Tier 1 Risk-Based Capital Ratios were 10.48% and 9.17%. As of December 31, 2004 and 2003, the consolidated Company’s Total Risk-Based Capital Ratios were 13.30% and 10.88%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.34% and 9.90%.

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

Additionally, the risk-based capital regulations include interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to unfavorable changes resulting from fluctuations in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the calculation of a leverage capital ratio to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank’s Leverage Capital Ratios were 8.48% and 8.20% on December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the consolidated Company’s leverage capital ratios were 9.20% and 8.87%, respectively, exceeding regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2004 and 2003, the Bank was deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

In addition, banks must pay an amount toward the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2005 is 1.44 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system. They determine CRA ratings based on the bank’s actual lending, service and investment activities, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in July 2004 when it received a “satisfactory” CRA Assessment Rating.

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

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches. A bank may establish and operate de novo branches in any state in which the bank does not already maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to accelerated consolidation within the banking industry.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act (also known as the “Financial Modernization Act”) enabled full affiliations to occur between banks and securities firms, insurance companies, and other financial service providers. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is “well capitalized” and “well managed” under applicable definitions, and has at least a satisfactory rating under the CRA, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The Financial Modernization Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of financial subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

The Financial Modernization Act also imposes extensive requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Act on financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations applicable to financial institutions, including:

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company has incurred, and expects to continue to incur, significant costs in connection with its compliance with Section 404 of Sarbanes-Oxley, which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. The amount spent specifically for compliance with Sarbanes-Oxley Section 404 totaled close to $300,000 in 2004.

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

Poor Economic Conditions in Our Market Areas May Cause Us to Suffer Higher Default Rates on Our Loans and Leases. A substantial majority of our assets and deposits are generated in the San Joaquin Valley in central California. As a result, poor economic conditions in this region could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio. The local economy currently appears to be experiencing a moderate expansion, and while the Company expects continued improvement, no assurance can be given that this will occur.

The San Joaquin Valley has not experienced the same type of growth that has historically occurred in other areas of California, especially those where high-tech industries have taken hold. While this fact minimized the negative impact of the most recent recession, unemployment levels are still relatively high. In the Visalia-Tulare-Porterville Metropolitan Statistical Area (“MSA”), for example, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate has consistently averaged around 15.5% for the past several years. While unemployment levels remain relatively high in all of the Company’s markets, in recent years some areas in the south and central San Joaquin Valley have experienced substantial commercial growth. The area’s relatively inexpensive real estate and central proximity to both Southern and Northern California have attracted a growing number of warehouse and distribution facilities, as well as manufacturing, health, and other service companies. The low cost of housing has also drawn retirees from more expensive areas of California.

Poor Economic Conditions Affecting the Agricultural Industry Could Have an Adverse Effect on Our Customers and Their Ability to Make Payments to Us. The Company’s balance of non-performing assets has been relatively high in years past due in large part to persistent agricultural difficulties. Furthermore, a sizable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities. The ripple effect of lower commodity prices for milk, nuts, olives, grapes, oranges and tree fruit has a tendency to depress land prices, lower borrower income, and decrease collateral values. Weather patterns in particular are of critical importance to row crop, tree fruit, and orange production. A degenerative cycle of weather and commodity prices can impact consumer purchasing power, which has the potential to create further unemployment throughout the San Joaquin Valley. Global competition is another significant issue affecting the agricultural industry. Because of increased global competition and other factors, excess supply and low prices currently characterize the markets for many agricultural products. If current agricultural conditions do not improve, our level of non-performing assets could increase. Such conditions have affected and may continue to adversely affect our borrower base and, by extension, our business.

Concentrations of Real Estate Loans Could Subject Us to Increased Risks in the Event of a Real Estate Recession or Natural Disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2004, 72% of our loan portfolio consisted of loans secured by real estate. Between the end of 2000 and the end of 2004, our loans secured by commercial/professional office properties (including construction and development loans) increased from 39% to 48% of total loans, while loans secured by residential properties have decreased from 24% to 18%. In the early 1990’s, the entire state of California experienced an economic recession that particularly impacted real estate values and resulted in increases in the level of delinquencies and losses for many financial institutions. Much of our market area seems to have been insulated from the significant fluctuations in real estate prices experienced by other parts of California over the past few decades. However, if a similar real estate recession affects our market areas in the future, the collateral for many of our loans could be reduced in value and the ability of some of our borrowers to pay could decline. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

We May Have Difficulty Managing Our Growth. Management intends to leverage the Company’s current infrastructure to grow assets, and the addition of new branches has been tentatively planned, although no assurance can be given that this strategy will result in significant growth. Our ability to manage growth will depend primarily on our ability to:

•	monitor and manage expanded operations;

•	control funding costs and operating expenses;

•	maintain positive customer relations; and

•	attract, assimilate and retain qualified personnel.

If we fail to achieve these objectives in an efficient and timely manner we may experience disruptions in our business plans, and our financial condition and results of operations could be adversely affected.

Our Earnings are Subject to Interest Rate Risk. The earnings of most financial institutions depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic, regulatory and competitive factors that influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services, and the Company is subject to interest rate risk to the degree that our interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given the current volume, mix, and re-pricing characteristics of the Company’s interest-bearing liabilities and interest-earning assets, our interest rate spread should not change significantly if interest rates rise or fall. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we would be negatively impacted.

We Operate in a Competitive Market Dominated by Banks and Other Financial Services Providers, Many of Which Have Lower Cost Structures and Offer More Services. In California generally, and in our primary service area specifically, branches of major banks dominate the commercial banking industry. By virtue of their larger capital base, such institutions have substantially greater lending limits than we do, and perform certain functions for their customers, including trust services and international banking, which we are not equipped to offer directly (but some of which we offer indirectly through correspondent relationships). Many of these banks also operate with economies of scale that result in lower operating costs relative to revenue generated.

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

We maintain an allowance for loan and lease losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, that are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If actual losses exceed the amount reserved, it will have a negative impact on our profitability. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the FDIC or the DFI could also hurt our business.

Our Directors and Executive Officers Control a Near-Majority of Our Stock, and Your Interests May Not Always be the Same as Those of the Board and Management. As of December 31, 2004, our directors and executive officers, together with their affiliates, beneficially owned approximately 48% of the Bank’s outstanding voting stock (including vested option shares). As a result, if all of these shareholders were to take a common position, they could most likely control the outcome of most corporate actions, such as:

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

ITEM 2. PROPERTIES

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through April 2014 from parties unrelated to the Company. It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2004 was $11,082 per month. The Company also owns unencumbered property on which 13 of its 18 current branches are located, including the branches in Porterville, Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Tehachapi, and California City. One of the Fresno branches is owned while the other is leased from unrelated parties, as is the case in Bakersfield. Both Visalia branches and the Clovis branch are leased from unrelated parties. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties. The Bank has six remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

Sierra Bancorp’s Common Stock trades on the Nasdaq National Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Common Stock of the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market. Management is aware of the following securities dealers which make a market in the Company’s stock: Brokerage America, New York; Citigroup Global Markets, New York; FTN Midwest Research, Memphis; GVR Company, Chicago; Hill, Thompson, Magid and Co., Chicago; Hoefer & Arnett, San Francisco; Howe Barnes Investments, Chicago; Keefe, Bruyette & Woods, New York; Knight Securities, Jersey City, New Jersey; Merrill Lynch, New York; Monroe Securities, Chicago; Morgan Stanley, New York; Sandler O’Neill, New York; The Seidler Companies, Inc., Big Bear, California; Susquehanna Capital Group, Pennsylvania (the “Securities Dealers”); and UBS Capital Markets, Jersey City, New Jersey.

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

Calendar Quarter Ended	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume In Shares
	High	Low
March 31, 2003	$14.95	$9.87	480,100
June 30, 2003	$19.36	$13.11	743,700
September 30, 2003	$15.85	$12.86	780,700
December 31, 2003	$17.70	$14.52	670,500
March 31, 2004	$17.10	$14.88	387,200
June 30, 2004	$17.20	$14.64	849,600
September 30, 2004	$16.96	$15.60	389,900
December 31, 2004	$23.50	$16.02	827,800

(b) Holders

On February 20, 2005 there were approximately 2,228 shareholders of the Company’s Common Stock. Shareholders of record at the Company’s stock transfer agent totaled 674, while street name holders totaled about 1,554.

(c) Dividends

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank. The Bank’s dividend practices in turn depend upon legal restrictions, the Bank’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors at that time.

The Company paid cash dividends totaling $3.5 million, or $0.37 per share in 2004, and $3.3 million or $0.36 per share in 2003, representing 34% and 38%, respectively, of the prior year’s earnings. The Company’s general dividend policy is to pay cash dividends at approximate peer levels, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

(d) Stock Repurchases

The Company has a stock repurchase program that has been in effect since July 1, 2003, which allows the repurchase of up to 250,000 shares at management’s discretion. The following table provides information concerning the Company’s repurchases of its Common Stock during the fourth quarter of 2004:

	October	November	December
Total shares purchased	None	18,500	40,600
Average per share price	N/A	$19.70	$21.23
Number of shares purchased as part of publicly announced plan or program	None	18,500	40,600
Maximum number of shares remaining for purchase under a plan or program	133,500	115,000	74,400

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company1, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2004 and 2003, and for each of the years in the three year period ended December 31, 2004, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report.

[1]	Inasmuch as the Company did not acquire the outstanding shares of the Bank until August 2001, the financial information contained throughout this Annual Report for 2000 is for the Bank only. Information for 2003 through 2001 is for the Company on a consolidated basis unless otherwise stated.

Selected Financial Data

As of and for the years ended December 31,

(Dollars in thousands, except per share data)

	2004	2003	2002	2001	2000(1)
Income Statement Summary
Interest income	$52,157	$42,607	$42,085	$43,338	$45,528
Interest expense	$8,496	$6,874	$9,096	$15,892	$18,677
Net interest inc. before provision for loan losses	$43,661	$35,733	$32,989	$27,446	$26,851
Provision for loan losses	$3,473	$3,105	$3,350	$1,300	$2,760
Non interest income	$10,257	$10,418	$8,522	$9,663	$6,436
Non-interest expense	$29,925	$28,299	$26,242	$25,309	$22,304
Income before provision for income taxes	$20,520	$14,747	$11,919	$10,500	$8,223
Provision for income taxes	$7,174	$4,383	$3,080	$3,622	$2,742
Net Income	$13,346	$10,364	$8,839	$6,878	$5,481

Balance Sheet Summary
Total loans, net	$686,157	$602,264	$505,655	$480,393	$416,392
Allowance for loan losses	$(8,842)	$(6,701)	$(5,939)	$(5,675)	$(5,362)
Securities held to maturity	$—	$—	$—	$—	$—
Securities available for sale	$198,024	$84,798	$83,911	$92,689	$110,752
Cash and due from banks	$36,735	$53,042	$55,819	$40,025	$44,664
Federal funds sold	$—	$—	$—	$—	$246
Other real estate owned	$2,524	$2,784	$1,421	$769	$1,530
Premises and equipment, net	$19,788	$18,291	$17,578	$14,304	$14,477
Total Interest-Earning assets	$891,651	$695,479	$596,529	$579,480	$535,689
Total Assets	$997,483	$801,674	$701,578	$650,410	$606,726
Total Interest-Bearing liabilities	$680,886	$536,811	$475,716	$454,216	$431,468
Total Deposits	$742,703	$684,477	$605,705	$521,317	$527,776
Total Liabilities	$926,348	$741,698	$648,291	$604,269	$565,944
Total Shareholders’ Equity	$71,135	$59,976	$53,287	$46,141	$40,782

Per Share Data
Net Income Per Basic Share	$1.41	$1.12	$0.96	$0.75	$0.60
Net Income Per Diluted Share	$1.31	$1.03	$0.91	$0.75	$0.59
Book Value	$7.37	$6.43	$5.78	$5.01	$4.43
Cash Dividends	$0.37	$0.36	$0.28	$0.18	$0.23
Wtd. Avg. Common Shares Outstanding Basic	9,482,201	9,288,908	9,252,093	9,212,280	9,212,280
Wtd. Avg. Common Shares Outstanding Diluted	10,166,302	10,018,096	9,665,839	9,221,480	9,212,280

Key Operating Ratios
Performance Ratios:
Return on Average Equity (2)	20.50%	18.34%	17.59%	15.94%	14.30%
Return on Average Assets (3)	1.47%	1.43%	1.32%	1.15%	0.96%
Net Interest Spread (tax-equivalent) (4)	5.14%	5.38%	5.22%	4.25%	4.60%
Net Interest Margin (tax-equivalent)	5.46%	5.71%	5.64%	5.26%	5.19%
Dividend Payout Ratio (5)	26.27%	32.27%	29.31%	24.11%	38.33%
Equity to Assets Ratio (6)	7.19%	7.77%	7.50%	7.21%	6.69%
Efficiency Ratio (tax-equivalent)	54.56%	59.67%	61.60%	66.24%	63.38%
Net Loans to Total Deposits at Period End	92.39%	87.99%	83.48%	92.15%	78.90%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.35%	1.09%	1.26%	2.01%	0.73%
Nonperforming Assets to Total Loans and Other Real Estate Owned	0.71%	1.54%	1.53%	2.17%	1.05%
Net Charge-offs (recoveries) to Average Loans	0.21%	0.43%	0.62%	0.23%	0.43%
Allowance for Loan Losses to Net Loans at Period End	1.29%	1.11%	1.17%	1.18%	1.29%
Allowance for Loan Losses to Non-Perf. Loans	361.19%	100.27%	91.84%	58.00%	173.87%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	9.20%	8.87%	8.99%	9.02%	5.64%
Tier 1 Capital to Total Risk-weighted Assets	11.34%	9.90%	10.91%	11.03%	7.76%
Total Capital to Total Risk-weighted Assets	13.30%	10.88%	11.98%	12.18%	9.00%

(1)	In May 2000 Bank of the Sierra acquired the net assets of Sierra National Bank (SNB). The transaction was accounted for using the purchase method of accounting, thus data prior to the acquisition of SNB does not include the financial position or results of operations of SNB.
(2)	Net income divided by average shareholders’ equity.
(3)	Net income divided by average total assets.
(4)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(5)	Dividends declared per share divided by net income per share.
(6)	Average equity divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2004 and December 31, 2003, and the results of operations for each of the years in the three-year period ended December 31, 2004. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

Statements contained in this report or incorporated by reference that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, growth rates, income, expenses, or other values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: The establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; loan origination costs, which are estimated in aggregate by loan type based on an annual evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; estimated residual values on leases, which have the potential to vary significantly from actual market values at lease termination; and depreciation expense, especially on technology equipment due to the potential impact of unexpected changes in the useful life of such equipment.

Summary of Performance

The Company achieved record earnings in 2004. In fact, net income has increased in 20 of the last 21 years. Net income in 2004 was $13.3 million, an increase of almost $3.0 million, or 29%, over the $10.4 million in net earnings recognized in 2003. Net income in 2003 was $1.5 million higher than 2002 net earnings of $8.8 million. Net income per basic share was $1.41 for 2004, as compared to $1.12 during 2003 and $0.96 in 2002. The Company’s Return on Average Assets was 1.47% and Return on Average Equity was 20.50% in 2004, as compared to 1.43% and 18.34%, respectively in 2003, and 1.32% and 17.59%, respectively for 2002.

The most significant single event impacting the Company’s results of operations and financial condition in 2004 was the implementation of a leverage strategy. This involved the purchase of over $100 million in mortgage-backed securities that are guaranteed by agencies of the Federal Government, with the bulk of the purchase occurring on April 20, 2004. The purchase was financed primarily with collateralized borrowings from the Federal Home Loan Bank (“FHLB”), with original maturities ranging from overnight to five years. The leverage transaction also included the purchase of more than $4 million in FHLB stock, a dividend-yielding investment that was necessary to facilitate the increased level of borrowings from that institution. Based on the expected average life of the mortgage-backed securities, we anticipate the return of the majority of invested principal within five years and thus effectively view this as a five-year strategy.

The net interest margin for this transaction averaged an annualized 175 basis points during 2004, although it fluctuates with variances in the amortization of purchase premiums caused by changes in the level of prepayments on the mortgage-backed securities. Net interest income generated by the transaction in 2004 was $1.2 million, which boosted the Company’s return on average equity by almost 100 basis points. Because of the addition of a significant level of assets, however, return on average assets for 2004 was approximately 4 basis points lower than it otherwise would have been.

Projected cash flows on the asset and liability sides of the leverage transaction have been matched as closely as possible, however the principal on the mortgage-backed securities could prepay either slower or faster than expected. This introduces a certain level of interest rate risk into the transaction. While no assurance can be given that any specific level of income will be maintained, management evaluated potential risks and rewards and concluded that it was in the best interest of the Company to implement this strategy. It is possible that should interest rate conditions be conducive to a similar undertaking in the future, the Company could purchase additional securities as the balance invested under the current strategy declines.

The following are other noteworthy factors relevant to the Company’s results of operations for the most recent three years:

•	Net interest income was a major contributor to the increase in net income in 2004. Net interest income grew by $7.9 million, or 22%, in 2004 relative to 2003. Average investment balances grew by $83 million, or 96%, primarily due to the leverage strategy, and net of funding costs added $1.2 million to net interest income as noted above. However, it should not be overlooked that average loan and lease balances increased by $86 million, or 16%, which increase was funded primarily by corresponding growth in non-interest bearing and low-cost deposits and thus contributed approximately $6.7 million to net interest income in 2004. In 2003 the largest gain was also in net interest income, which resulted from $38 million growth in average earning assets and a 7 basis point improvement in the Company’s net interest margin. The net interest margin increased in 2003 mainly because of relatively strong growth in average core deposits.

•	Non-interest income declined by 2% in 2004, because of a lackluster increase in deposit service charges, a drop in referral fees on mortgage loans due to declining activity, a decline in income from bank-owned life insurance (“BOLI”), and lower investment gains. The decrease in BOLI income was due to a fourth quarter 2004 adjustment related to potential surrender charges, and a lower overall earnings credit rate. In 2003, non-interest income increased by $1.9 million, or 22%, due mainly to higher service charges related to an increase in demand deposit accounts and an increase in BOLI income. The bulk of the Company’s BOLI investments were made in September and October of 2002.

•	Non-interest expenses were limited to a 6% increase in 2004, despite the addition of a branch and various technology upgrades during the year. This is mainly because salaries and employee benefits, the largest component of non-interest expense, increased by only $33,000, or 0.2%, due to a $1.2 million increase in salaries deferred pursuant to FAS 91. In 2003, non-interest expenses were held to an 8% increase despite increases of almost 19% in salaries and employee benefits, and occupancy and fixed asset expenses. Those increases, which were in part the result of a conversion to in-house item processing in September of 2002 and the addition of a branch in 2003, were partially offset by savings from the elimination of outsourced item processing costs in 2003.

•	The provision for loan losses was $368,000 higher in 2004 than in 2003. The provision increased for the year despite lower loan charge-offs and a significant drop in non-performing assets, mainly due to loan growth and additional economic considerations, including the recent relatively rapid increase in real estate prices. The provision was $245,000 lower in 2003 than in 2002 despite significant growth in the Company’s loan portfolio, because most of the growth was comprised of loans secured by real estate which have a lower historical loss factor and due to the fact that net loan charge-offs were lower in 2003 than in 2002.

•	For the second year in a row the provision for income taxes experienced a disproportionate increase, again as the result of issues related to the Company’s real estate investment trust (“REIT”). In 2004 the Company added $400,000 to its regular tax provision, due to a payment necessitated by the removal of REIT benefits from amended 2002 income tax returns filed in the first quarter of 2004. The increase in the tax accrual rate in 2003 came from the Company’s decision in the fourth quarter of 2003 to reverse all tax benefits derived during the year from the Company’s REIT.

The following are important factors in understanding our financial condition and liquidity, which remain strong:

•	Total assets grew by $196 million, or 24%, to $997 million at the end of 2004 from $802 million at the end of 2003. As previously discussed, much of the increase came in investment securities, which were $113 million higher due mostly to the leverage strategy.

•	Gross loan and lease balances increased by $86 million, mainly from growth in loans secured by commercial properties and home equity lines secured by residential properties. The majority of the net increase in loan balances was organic growth in markets located within the Company’s geographic footprint.

•	Cash and due from banks was $16 million lower at December 31, 2004 than at December 31, 2003, primarily due to timing differences in the collection of cash items. The annual average balance of cash and due from banks was $38 million in 2004 relative to $37 million in 2003.

•	“Other assets” increased by $14 million, or 39%, due mainly to an additional investment in FHLB stock, an increase in low-income housing tax credit fund investments, and an increase in prepaid income taxes.

•	The composition of deposits continued to shift in a positive manner during 2004, with non-interest bearing deposits growing by close to $40 million and climbing to 32% of total deposits at the end of 2004 from 29% at the end of 2003.

•	Interest-bearing core deposits increased by $20 million, or 6%, despite historically low interest rates. Core deposits, defined as all deposits except brokered deposits and time deposits in denominations over $100,000, experienced strong growth as the result of focused marketing and improved cross-selling efforts.

•	Non-deposit borrowings, including junior subordinated debentures, increased from 7% to 19% of total liabilities. Most of this increase is directly attributable to FHLB borrowings obtained pursuant to the leverage strategy, however the increase in subordinated debentures was due to the Company’s issuance of an additional $15 million in trust preferred securities in the first quarter of 2004.

•	Total shareholders’ equity increased to $71 million at December 31, 2004 from $60 million at December 31, 2003, due primarily to the retention of earnings less dividends paid. The Company’s total risk-based capital ratio at December 31, 2004 was 13.3%.

Results of Operations

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

Net Interest Income and Net Interest Margin

Net interest income was $43.7 million in 2004, compared to $35.7 million in 2003 and $33.0 million in 2002. This represents an increase of 22% in 2004 over 2003, and an increase of 8% in 2003 over 2002. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of total earning assets and total interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

The following Volume and Rate Variances table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the current period average balance. Variances attributable to both volume and rate changes and the variance created by the additional day in 2004 (a leap year) have been allocated to the change in rate.

Volume & Rate Variances	Years Ended December 31,
(dollars in thousands)	2004 over 2003			2003 over 2002
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:

Investments:
Federal funds sold / Due from time	$2	$5	$7	$(132)	$(24)	$(156)
Taxable	$3,041	$500	$3,541	$16	$(897)	$(881)
Non-taxable(1)	$(239)	(2)	$(241)	$(228)	(68)	$(296)

Total Investments	$2,804	$503	$3,307	$(344)	$(989)	$(1,333)

Loans:
Agricultural	$57	$(3)	$54	$84	$(57)	$27
Commercial	$196	$663	$859	$306	$434	$740
Real Estate	$5,684	$(302)	$5,382	$3,576	$(1,497)	$2,079
Consumer	$342	$(321)	$21	$(70)	$(779)	$(849)
Credit Cards	$12	$(134)	$(122)	$(39)	$(83)	$(122)
Leases	$115	$(56)	$59	$—	$20	$20

Total Loans and Leases	$6,406	$(153)	$6,253	$3,857	$(1,962)	$1,895

Total Other Earning Assets	$153	$(163)	$(10)	$(13)	$(27)	$(40)

Total Earning Assets	$9,363	$187	$9,550	$3,500	$(2,978)	$522

Liabilities

Interest Bearing Deposits:
NOW	$5	$(3)	$2	$3	$0	$3
Savings Accounts	$80	$13	$93	$50	$(1)	$49
Money Market	$(18)	$(465)	$(483)	$403	$(920)	$(517)
TDOA’s & IRA’s	$2	$(43)	$(41)	$23	$(78)	$(55)
Certificates of Deposit < $100,000	$37	$(187)	$(150)	$(139)	$(470)	$(609)
Certificates of Deposit > $100,000	$441	$(369)	$72	$(97)	$(667)	$(764)

Total Interest Bearing Deposits	$547	$(1,054)	$(507)	$243	$(2,136)	$(1,893)

Borrowed Funds:
Federal Funds Purchased	$10	$(6)	$4	$(61)	$(1)	$(62)
Repurchase Agreements	$56	$(74)	$(18)	$(139)	$(92)	$(231)
Short Term Borrowings	$122	$77	$199	$—	$85	$85
Long Term Borrowings	$—	$1,304	$1,304	$—	$—	$—
TRUPS	$610	$30	$640	$—	$(121)	$(121)

Total Borrowed Funds	$798	$1,331	$2,129	$(200)	$(129)	$(329)

Total Interest Bearing Liabilities	$1,345	$277	$1,622	$43	$(2,265)	$(2,222)

Net Interest Income	$8,018	$(90)	$7,928	$3,457	$(713)	$2,744

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown in the table, volume variances in 2004 relative to 2003 contributed $8.0 million to net interest income, while unfavorable changes in interest rates offset the favorable volume variance by $90,000 for a net increase of $7.9 million in net interest income. The positive volume variance is mainly due to growth in average earning assets, but the volume variance is also impacted by fluctuations in the relative levels of non-earning assets (including cash and due from banks) and non-interest liabilities (including demand deposits). Average non-earning assets fell to 10% of average total assets in 2004 from 12% in the previous year. The average balance of demand deposits, shareholders’ equity and other liabilities kept pace with growth in average assets, and was at 32% of total average assets for both 2004 and 2003. The reduction in the relative level of non-earning assets contributed to the Company’s profitability in 2004. Note that the volume increase in earning assets added $9.4 million to interest income, while the volume increase in interest-bearing liabilities added only $1.3 million to interest expense.

The impact of the leverage strategy can be seen in taxable investments on the asset side, and short-term and long-term borrowings on the liability side. It contributed to the positive volume variance, but had a negative impact on the rate variance. Without the leverage strategy the net rate variance would have been positive, since rate variances caused loan income to decline by only $153,000 but contributed to a $1.1 million drop in interest expense paid on deposits.

The following Distribution, Rate and Yield table shows, for each of the past three years, the annual average balance for each principal balance sheet category, and the amount of interest income or interest expense associated with that category. This table also shows the yields earned on each component of the Company’s investment and loan portfolio, the average rates paid on each segment of the Company’s interest bearing liabilities, and the Company’s net interest margin. The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average earning assets, was 5.46% in 2004. This represents a decline of 24 basis points relative to the 5.71% margin reported for 2003.

Distribution, Rate & Yield (dollars in thousands)	Year Ended December 31,
	2004(a)			2003(a)			2002(a)
	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)
Assets
Investments:
Federal Funds Sold/Due from Time	$4,233	$54	1.28%	$4,082	$47	1.15%	$11,734	$203	1.73%
Taxable	$132,048	$5,042	3.82%	$43,635	$1,501	3.44%	$43,338	$2,382	5.50%
Non-taxable	$32,761	$1,312	6.07%	$38,713	$1,553	6.08%	$44,145	$1,849	6.35%

Total Investments	$169,042	$6,408	4.19%	$86,430	$3,101	4.51%	$99,217	$4,434	5.43%

Loans and Leases:(c)
Agricultural	$11,236	$735	6.54%	$10,370	$681	6.57%	$9,191	$654	7.12%
Commercial	$108,176	$7,654	7.08%	$105,139	$6,795	6.46%	$100,074	$6,055	6.05%
Real Estate	$456,567	$33,015	7.23%	$378,674	$27,633	7.30%	$332,192	$25,554	7.69%
Consumer	$43,589	$2,973	6.82%	$39,064	$2,952	7.56%	$39,793	$3,801	9.55%
Credit Cards	$10,777	$1,144	10.62%	$10,674	$1,266	11.86%	$10,983	$1,388	12.64%
Direct Financing Leases	$1,121	$79	7.05%	$166	$20	12.05%	$—	$—	0.00%
Other	$5,132	$—	0.00%	$6,657	$—	0.00%	$7,381	$—	0.00%

Total Loans and Leases	$636,598	$45,600	7.16%	$550,744	$39,347	7.14%	$499,614	$37,452	7.50%

Other Earnings Assets	$5,732	$149	2.60%	$2,917	$159	5.45%	$3,122	$199	6.37%

Total Earning Assets(e)	$811,372	$52,157	6.51%	$640,091	$42,607	6.78%	$601,953	$42,085	7.15%

Non-Earning Assets	$94,526			$86,928			$68,455

Total Assets	$905,898			$727,019			$670,408

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$59,238	$55	0.09%	$53,931	$53	0.10%	$51,058	$50	0.10%
Savings	$60,269	$320	0.53%	$44,624	$227	0.51%	$34,785	$178	0.51%
Money Market	$131,101	$894	0.68%	$132,885	$1,377	1.04%	$109,561	$1,894	1.73%
TDOA’s, and IRA’s	$22,240	$360	1.62%	$22,109	$401	1.81%	$21,036	$456	2.17%
Certificates of Deposit < $100,000	$92,535	$1,499	1.62%	$90,522	$1,649	1.82%	$96,448	$2,258	2.34%
Certificates of Deposit > $100,000	$131,212	$2,283	1.74%	$109,402	$2,211	2.02%	$113,102	$2,975	2.63%

Total Interest-Bearing Deposits	$496,595	$5,411	1.09%	$453,473	$5,918	1.31%	$425,990	$7,811	1.83%
Borrowed Funds:
Federal Funds Purchased	$1,003	$11	1.10%	$423	$7	1.65%	$3,791	$69	1.82%
Repurchase Agreements	$23,782	$76	0.32%	$14,938	$94	0.63%	$26,148	$325	1.24%
Short Term Borrowings	$18,038	$284	1.57%	$7,405	$85	1.15%	$41	$—	0.00%
Long Term Borrowings	$52,459	$1,304	2.49%	$—	$—	0.00%	$—	$—	0.00%
TRUPS	$27,717	$1,410	5.09%	$15,464	$770	4.98%	$15,464	$891	5.76%

Total Borrowed Funds	$122,999	$3,085	2.51%	$38,230	$956	2.50%	$45,444	$1,285	2.83%

Total Interest Bearing Liabilities	$619,594	$8,496	1.37%	$491,703	$6,874	1.40%	$471,434	$9,096	1.93%
Demand Deposits	$212,321			$170,530			$141,120
Other Liabilities	$8,886			$8,289			$7,592
Shareholders’ Equity	$65,097			$56,497			$50,262

Total Liabilities and Shareholders’ Equity	$905,898			$727,019			$670,408

Interest Income/Earning Assets			6.51%			6.78%			7.15%
Interest Expense/Earning Assets			1.05%			1.07%			1.51%

Net Interest Margin(d)		$43,661	5.46%		$35,733	5.71%		$32,989	5.64%

(a)	Average balances are obtained from the best available daily or monthly data.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan Fees were approximately $2,290,000, $1,661,000, and $779,000 for the years ended. December 31, 2004, 2003, and 2002 respectively. Loans are gross of the allowance for possible loan losses, deferred fees and related direct cost.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

A substantial portion of the Company’s earning assets are variable-rate loans that re-price immediately when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This timing difference causes the Company to be slightly asset-sensitive, which means that all else being equal, the

Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. In 2004, as market interest rates were generally increasing, the Company’s net interest margin would have increased by approximately 11 basis points to 5.82% if not for the impact of the leverage strategy. In 2003, shorter-term interest rates continued their declining trend of the previous two years, however the establishment of informal floors on certain variable loan rates minimized the impact of falling rates on net interest income. The converse of this “hedge” for declining rates is that net interest income did not increase as rapidly as it might otherwise have done as rates inched up during 2004. In 2002, floors on loan rates and aggressive reductions in the pricing of deposit products resulted in a fairly consistent net interest margin.

In 2004, the Company’s average loan portfolio grew by $86 million, or 16%, with earnings on that growth, net of associated funding costs, providing a considerable contribution to net interest income. With the implementation of the leverage strategy, however, loan balances, which are the highest yielding component of the Company’s earning assets, have become a smaller percentage of the Company’s average asset base, declining to 70% of assets in 2004 from 76% in 2003. Conversely, average investment balances have increased relative to total assets, to 19% in 2004 from 12% in 2003.

A positive impact on the Company’s net interest margin in 2004 resulted from relatively large increases in the average balance of non-interest demand deposits and low-interest savings deposits, which together increased to 38% of average total deposits from 34% in 2003. Enhanced cross-selling efforts and marketing campaigns targeting checking accounts were in effect during much of the year, which contributed to the increase in demand deposit balances in 2004. Because of the leverage strategy and the issuance of additional trust preferred securities, however, relatively higher-cost borrowed funds increased to 14% of total average assets in 2004 from 5% in 2003. In 2003 and 2002 there was a favorable shift in the mix of both the Company’s deposits and other interest-bearing liabilities, which helped boost the Company’s net interest margin in those years.

Management anticipates that the Company’s current net interest margin will not vary significantly under any likely interest rate scenario, and net interest income will continue to increase if loans grow as planned and the loan growth is funded by reasonably priced deposits. However, no assurance can be given that this will, in fact, occur.

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

The Company’s provision for loan and lease losses was $3.5 million in 2004, $3.1 million in 2003, and $3.4 million in 2002. In 2004, the provision was $368,000, or 12%, higher than in the previous year despite lower charge-offs and a substantial reduction in non-performing loan balances, due primarily to reserves provided for growth in outstanding loan balances. Because the provision exceeded net charge-offs in 2004, the allowance for loan losses increased by over $2 million during the year. Subsequent to a thorough review of the allowance relative to the current size and composition of the Company’s loan and lease portfolio, this increase has been judged by management to be adequate to maintain the allowance at an appropriate level.

Non-interest Income and Non-interest Expense

The Company’s results reflect a decline of $161,000, or 2%, in non-interest income for 2004 relative to 2003, mainly because weak growth in service charges on deposits was not substantial enough to offset the aforementioned adverse adjustment to BOLI income. Non-interest income was $10.3 million in 2004 and $10.4 million in 2003, and declined to 1.3% from 1.6% of average earning assets. Non-interest expense was $29.9 million in 2004 versus $28.3 million in 2003, an increase of $1.6 million, or 6%. However, for those same periods non-interest expense declined as a percentage of average earning assets, falling to 3.7% in 2004 from 4.4% in 2003. Because the increase in net interest plus other income in 2004 was proportionately greater than the increase in non-interest expenses, the Company’s overhead efficiency ratio improved substantially. The overhead efficiency ratio represents total non-interest expense divided by the sum of net interest and non-interest income. The provision for loan and lease losses is not factored into the equation. Calculated on a tax-equivalent basis, the Company’s overhead efficiency ratio was 54.6% in 2004 as compared to 59.7% in 2003. The following table sets forth the major components of the Company’s non-interest income and non-interest expense for the years indicated:

Non Interest Income/Expense (dollars in thousands, unaudited)	2004	% of Total	2003	% of Total	2002	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$6,118	59.65%	$5,978	57.38%	$5,276	61.91%
Credit Card Fees	$704	6.86%	$671	6.44%	$603	7.08%
Other service charges, commissions & fees	$2,077	20.25%	$1,852	17.78%	$1,043	12.24%
BOLI Income	$487	4.75%	$926	8.89%	$264	3.10%
Gains on sales of loans	$330	3.22%	$267	2.56%	$658	7.72%
Loan servicing income	$130	1.27%	$162	1.56%	$217	2.55%
Gains on sale of investment securities	$19	0.18%	$118	1.13%	$280	3.28%
Other	$392	3.82%	$444	4.26%	$181	2.12%

Total non-interest income	$10,257	100.00%	$10,418	100.00%	$8,522	100.00%

As a percentage of average earning assets		1.26%		1.63%		1.42%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$13,919	46.51%	$13,886	49.07%	$11,695	44.56%
Occupancy costs
Furniture & Equipment	$3,411	11.40%	$2,764	9.77%	$2,219	8.45%
Premises	$2,592	8.66%	$2,450	8.66%	$2,186	8.33%
Advertising and Marketing Costs	$1,241	4.15%	$1,117	3.95%	$995	3.79%
Data Processing Costs
Item processing costs	$8	0.03%	$—	0.00%	$1,389	5.29%
Other data processing	$1,079	3.61%	$1,095	3.87%	$787	3.00%
Deposit Services Costs	$1,168	3.90%	$1,054	3.72%	$1,101	4.20%
Loan Services Costs
Loan Processing	$383	1.28%	$373	1.32%	$548	2.09%
ORE Owned	$345	1.15%	$36	0.13%	$70	0.27%
Credit Card	$599	2.00%	$522	1.84%	$583	2.22%
Other loan services	$2	0.01%	$3	0.01%	$20	0.08%
Other Operating Costs
Telephone & data communications	$766	2.56%	$700	2.47%	$784	2.99%
Postage & mail	$389	1.30%	$463	1.64%	$518	1.97%
Other	$1,210	4.04%	$1,012	3.58%	$786	3.00%
Professional Services Costs
Legal & Accounting	$840	2.81%	$878	3.10%	$1,065	4.06%
Other professional service	$1,198	4.00%	$1,150	4.06%	$743	2.83%
Stationery & Supply Costs	$673	2.25%	$650	2.30%	$593	2.26%
Sundry & Tellers	$102	0.34%	$146	0.51%	$160	0.61%

Total non-interest Expense	$29,925	100.00%	$28,299	100.00%	$26,242	100.00%

As a% of average earning assets		3.69%		4.42%		4.36%

Net non-interest income as a% of earning assets		-2.42%		-2.79%		-2.94%

Efficiency Ratio (tax-equivalent)		54.56%		59.67%		61.60%

The primary sources of non-interest income for the Company include the following: Service charges on deposit accounts; credit card fees; other service charges, commissions, and fees including ATM fees, check card interchange fees, operating lease income, and other miscellaneous income; income from bank-owned life insurance; gains on the sale of loans; and loan servicing income. At times, the Company has also realized substantial gains on the sale of investment securities and from the sale of loan servicing rights.

While it would appear on the surface that BOLI income has declined in significance relative to overall non-interest income, this is mainly due to a fourth quarter adjustment that reduced BOLI income by $295,000. The income adjustment stems from certain BOLI accounts that had been carried on the Company’s books gross of potential surrender charges, but which were written down in 2004 to reflect such surrender charges. While it has not been our intent to sell or otherwise liquidate those policies, and the surrender charges diminish over time and ultimately disappear, accounting guidance received in late 2004 indicated that all BOLI should be reflected on our balance sheet net of any potential surrender charges. A lower average earnings rate on our aggregate BOLI investment during 2004 caused an additional $150,000 decline in BOLI income.

The decline in BOLI income makes other non-interest categories appear to have strengthened their contribution to total non-interest income, however for deposit service charges in particular growth has been virtually nonexistent. Despite fairly significant increases in average transaction account balances, and even though returned item and overdraft charges, a large component of deposit service charges, increased by $532,000, or 17%, service charges on deposit accounts show little change in dollar volume and declined as a percentage of transaction accounts in 2004 relative to 2003. The Company’s ratio of service charge income to average transaction accounts (demand and interest-bearing NOW accounts) was 2.3% in 2004 as compared to 2.7% in both 2003 and 2002. This phenomenon is due to growth in accounts that are initially free of service charges. Most financial institutions in the Company’s market areas have similar “free account” offerings, and management views this as a defensive product. The negative service charge impact is overcome by the fact that they provide interest-free funding, expand the Company’s customer base, and increase cross-sell opportunities for other Bank products such as consumer loans and relatively low-cost savings accounts.

Other service charges, commissions, and fees also constitute a large portion of non-interest income, and totaled $2.1 million in 2004, $1.9 million in 2003, and $1.0 million in 2002. The largest single increase within this category in 2004 was a $275,000 increase in leasing income, followed by ATM fees and charges which were $164,000 higher. The largest decline was a $96,000 drop in referral fees on mortgage loans, due to weakening mortgage loan activity.

Income from loan sales was $330,000 in 2004, $267,000 in 2003, and $658,000 in 2002. While the Company still originates and sells a certain number of residential mortgage loans (primarily those associated with its all-in-one “construction through permanent financing” product), in March of 2002 the Company restructured its mortgage lending group to reduce expenses and began outsourcing the majority of its residential mortgage loan origination services to Moneyline Lending, Inc. This resulted in a drop-off in loan sales income, although Moneyline pays the Company referral fees for successfully closed loans. As noted above, Moneyline fees are reflected in other service charges, commissions and fees. With the sale of most of the Company’s loan servicing portfolio in 2001, loan servicing income has become less significant and was only $130,000 in 2004, $162,000 in 2003 and $217,000 in 2002.

Gains from the sale of investment securities were negligible in 2004. The $118,000 gain on investment securities in 2003 is primarily comprised of liquidating dividends resulting from the Company’s investment in Sphinx, as that company completed its planned dissolution. Sphinx was the shell company remaining after selling its primary earning asset, a core banking system known as Phoenix which was the prior core system utilized by the Company. Other gains from municipal bonds called in 2003 were offset by the Company’s write-off of its $40,000 investment in California Bankers Insurance Agency, subsequent to the receipt from them of correspondence alerting the Company to their dissolution. The $280,000 gain in 2002 was also largely due to liquidating dividends from Sphinx.

The “other” category in non-interest income includes $110,000 in non-recurring gains from the sale of Other Real Estate Owned in 2004, and approximately $175,000 in such gains in 2003. This category also includes rental income from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, and which did not increase significantly in 2004.

Typically, the largest dollar increase for any single non-interest expense category is in salaries and employee benefits. However, in 2004 this category increased by only $33,000, or 0.2%, relative to 2003. This was in part the result of a $1.2 million increase in salaries related directly to successful loan originations, which were deferred pursuant to FAS 91 and are subsequently being amortized as a reduction of yield over the life of the loans to which they relate. Excluding the impact of deferred loan origination costs, salaries increased by about $729,000, or 6%, which represents a relatively modest increase in view of the branch addition and the enhancement of support staff in 2004. Employee benefits increased by a disproportionate $467,000, or 13%, in 2004, primarily because of a $174,000, or 15%, increase in group health insurance premiums, and a $157,000, or 40%, increase in workers compensation costs.

In 2003 the cost of salaries and benefits increased by 19% relative to the previous year due to regular annual increases of about 5%, plus staff additions and higher benefits costs. The increase includes staffing costs for the branch added in June 2003, and reflects a full year of item processing personnel who came on board in August of 2002. Furthermore, there were selective staff additions in our branches to boost business development activities, and back office staff additions to enhance customer service. The increase in 2003 also includes an approximate $400,000 increase in accruals for salary continuation agreements, which were adopted for certain key employees in the fourth quarter of 2002 in conjunction with the Company’s purchase of BOLI. As intended, however, BOLI income more than offset expense accruals for salary continuation agreements and the directors’ retirement plan. Expenses in 2003 were also impacted by the rising cost of benefits, with workers compensation premiums nearly doubling and group health insurance costs up substantially.

Based on market analysis and peer comparisons, it is management’s opinion that the Company can achieve future growth in loans and deposits with staff additions limited to minimum requirements for new branches and nominal growth in support staff. Thus, it is expected that salaries and employee benefits will decline somewhat as a percentage of earning assets over the next few years, although there is no guaranty that this will actually occur. The number of full-time equivalent employees was 344 at the end of 2004, 326 at the end of 2003, and 311 at the end of 2002.

Total rent and occupancy costs, including furniture and equipment expenses, were $6.0 million in 2004, $5.2 million in 2003, and $4.4 million in 2002. The annual increase in these expenses was $789,000, or 15% for 2004, and $809,000, or 18% for 2003, and they rose to 20% of total non-interest expense in 2004 from 18% in 2003. Much of the increase in 2004 is the result of depreciation expense on equipment and software acquired in connection with the conversion of our core processing system at the beginning of 2004. An additional $145,000 of the increase is due to the charge-off of obsolete telephone equipment subsequent to our conversion to VOIP technology in the fourth quarter of 2004. New branches also added over $150,000 to occupancy expense. Expenditures related to the physical security of premises and customer information, while difficult to quantify, also contributed to the increase in occupancy costs in 2004.

Approximately half of the increase in rent and occupancy expense 2003 is related to the inclusion of costs for a full year of the in-house item processing operation, in the form of rent expense and depreciation on the equipment and tenant improvements, whereas in-house item processing was only in operation for about one quarter of 2002. In late 2002 our data processing operations relocated to the same building utilized by item processing, further increasing rent expense. The branch that commenced operations in Fresno in June of 2003 was another factor in the increase in rent and occupancy expense for that year.

Total data processing costs were almost the same in 2004 as in 2003, however they dropped by $1.1 million, or 50%, in 2003 relative to 2002. The reduction in 2003 was due to the elimination of item processing outsourcing costs, which totaled $1.4 million in 2002. Other data processing costs offset this savings to some extent in 2003, increasing by $308,000, or 39%, due mainly to termination fees and other costs associated with the Company’s conversion of its core banking and online banking software which were expensed in 2003.

Deposit services costs increased by $114,000, or 11% in 2004, due to higher ATM network and servicing costs, higher check printing costs, and higher courier costs. In 2003, however, deposit services costs fell by $47,000, or 4%, primarily because of lower ATM network costs. Loan services expenses were up by a combined $394,000, or 42%, in 2004, due mainly to higher OREO expenses and a $131,000 provision for unfunded commitments. The cost of loan services declined in 2003 compared to 2002 because of more aggressive collection efforts for appraisal and inspection costs which are included in the loan processing subtotal.

Despite additional consulting and audit expenses incurred in our efforts to comply with Section 404 of the Sarbanes-Oxley Act, other areas were well-controlled and the total cost of professional services increased by only $10,000 in 2004. However, professional services expenses increased by $220,000, or 12%, in 2003. While there were many contributing factors, the 2003 increase can primarily be explained by accruals for a retirement plan for directors that was adopted effective October 1, 2002 in conjunction with the purchase of BOLI.

The “other operating costs” category includes telecommunications, postage, and other miscellaneous costs, and totaled $2.4 million in 2004, $2.2 million in 2003, and $2.1 million in 2002. Telecommunications expense increased by $66,000, or 9%, in 2004, however with the recent technology upgrade near-term expense increases are expected to be minimal, although no assurance can be given in this regard. Postage expense fell by $74,000 in 2004 due in part to postage for marketing pieces that is now included in advertising and marketing costs, while other operating expenses increased $198,000 primarily from a $145,000 increase in depreciation on operating leases and higher training costs. Other operating expenses for 2003 relative to 2002 include approximately $200,000 more in accruals for estimated operating losses on the Company’s investments in low-income housing tax credit funds. The losses are an expected component of these investments, and are factored into the initial assessment of projected returns.

While some level of expense increase is expected in the normal course of business, we are focused on controlling overhead expenses where possible. Improvement is evident in the Company’s tax-equivalent overhead efficiency ratio, which dropped to 54.6% in 2004 from 59.7% in 2003 and 61.6% for 2002.

Income Taxes

In 2004 the Company’s provision for federal and state income taxes was $7.2 million, while the tax provision was $4.4 million and $3.1 million for 2003 and 2002, respectively. This represents 35.0% of income before taxes in 2004, 29.7% in 2003, and 25.8% in 2002. The effective tax rate increased in 2003 relative to 2002 due to the suspended recognition of real estate investment trust (“REIT”) tax benefits, and increased again in 2004 due in part to a $400,000 REIT adjustment, as explained in greater detail later in this section. Without the adjustment in 2004 the rate would have been 33.0%, which is still higher than in the previous year because most of the $5.8 million increase in pre-tax income in 2004 is taxable at the Company’s marginal tax rate of approximately 42%. The Company did invest $1.5 million in additional low-income housing tax credit funds in mid-2004, however the tax credits generated by that specific investment are minimal for the first year.

The Company sets aside its provision for income taxes on a monthly basis. As indicated in Note 9 in the Notes to the Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $1.3 million in federal tax-exempt income in 2004 and $1.6 million in 2003. Although not reflected in the investment portfolio, the company also has total investments of $8.8 million in low-income housing tax credit funds as of December 31, 2004. These investments have generated substantial tax credits for the past few years, with about $965,000 in credits available for the 2004 tax year and $442,000 in tax credits realized in 2003. The investments are expected to generate approximately $8.7 million in aggregate tax credits from 2005 through 2015, however the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty.

An additional permanent difference arose as a result of the formation of a REIT which began operations in August 2002. The REIT was formed to provide the Company with greater flexibility in managing its capital, but had the added benefit of providing California income tax benefits. The Company adjusted its tax accrual effective August 2002 to allow for the year-to-date impact of the REIT, and ultimately filed tax returns reflecting the REIT benefit. We continued to recognize this tax benefit through most of 2003. However, because of an adverse interpretation of existing law that was released by the California Franchise Tax Board (“FTB”) on December 31, 2003, effective as of that date the Company reversed all REIT-related tax benefits recognized during that year and suspended the recognition of those benefits going forward. In addition, in the first quarter of 2004 the Company filed amended 2002 income tax returns excluding the REIT benefit and paid the additional tax and interest resulting from the revised calculation, which added approximately $400,000 to our regular 2004 tax provision. California tax laws relating to REIT’s have not changed and our REIT tax advisors (a national accounting firm) have affirmed their initial tax opinion, and challenges to the FTB’s interpretation are now being asserted. No assurance can be given that the tax benefits originally expected to be generated by the REIT will ultimately be realized, however.

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

Financial Condition

A comparison between the summary year-end balance sheets for 2000 through 2004 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years. The Company experienced its most pronounced growth during 2004, with total assets increasing by $196 million, or 24%, due to the aforementioned leverage strategy as well as strong organic loan growth. The increase in assets was also substantial in 2003, with growth of over $100 million, or 14%, due primarily to loan growth. Total assets were $997 million and $802 million at December 31, 2004 and 2003, respectively. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

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

At December 31, 2004, gross loans and leases represented 70% of total assets, compared to 76% and 73% at December 31, 2003 and 2002, respectively. The decline in 2004 stems from a 134% increase in investment balances relative to only a 14% increase in loan balances due primarily to the implementation of the leverage strategy. Management expects that the Company’s ratio of loans and leases to assets will average around 71% during 2005, although the ratio also depends upon the relative growth of investments and non-earning assets and could be higher or lower. The ratio of net loans and leases to deposits increased to 92% at the end of 2004 from 88% at the end of 2003.

Overall demand for loans remains relatively strong in many areas within the Company’s markets and competition has intensified, especially in Fresno and Bakersfield. To help ensure that we remain competitive, we have added leasing to our array of financing options, and make every effort to be flexible and creative in our approach to structuring loans. More extensive loan-oriented marketing has also been planned.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2000 through 2004, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth the Company’s gross loans and leases outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs, nor is the allowance deducted.

Loan and Lease Distribution

	As of December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Agricultural	$13,146	$13,693	$11,030	$14,471	$16,306
Commercial and Industrial	$97,810	$91,367	$81,243	$80,613	$65,591
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	$336,065	$306,635	$238,709	$196,455	$165,759
Secured by Residential Properties	$126,241	$98,891	$91,084	$106,772	$102,594
Secured by Farmland	$37,648	$25,281	$16,931	$16,998	$17,575
Held for Sale	$440	$513	$653	$1,048	$2,128

Total Real Estate	$500,394	$431,320	$347,377	$321,273	$288,056
Small Business Administration loans	$21,547	$21,964	$21,918	$16,942	$10,883
Consumer Loans	$48,992	$41,106	$39,825	$41,958	$29,379
Direct Financing Leases	$3,490	$792	$—	$—	$—
Credit Cards	$10,897	$10,439	$11,225	$11,344	$11,481

Total Loans and Leases	$696,276	$610,681	$512,618	$486,601	$421,696

Percentage of Total Loans and Leases
Agricultural	1.89%	2.24%	2.15%	2.97%	3.87%
Commercial and Industrial	14.05%	14.96%	15.85%	16.57%	15.55%
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	48.27%	50.21%	46.57%	40.37%	39.31%
Secured by Residential Properties	18.13%	16.20%	17.77%	21.94%	24.33%
Secured by Farmland	5.41%	4.14%	3.30%	3.49%	4.17%
Held for Sale	0.06%	0.08%	0.13%	0.22%	0.50%

Total Real Estate	71.87%	70.63%	67.77%	66.02%	68.31%
Small Business Administration loans	3.09%	3.60%	4.27%	3.48%	2.58%
Consumer Loans	7.04%	6.73%	7.77%	8.62%	6.97%
Leases	0.49%	0.13%	0.00%	0.00%	0.00%
Credit Cards	1.57%	1.71%	2.19%	2.34%	2.72%

	100.00%	100.00%	100.00%	100.00%	100.00%

As displayed in the table, aggregate loan and lease balances increased by $275 million, or 65%, from the end of 2000 to the end of 2004. The Company’s branches and other business units generated the bulk of that growth. Participations purchased in 2004 roughly offset the runoff of participations previously purchased, however about $13 million in net growth in 2003 was from commercial real estate loan participations purchased. Overall, loan demand in the Company’s immediate market has been weighted toward loans secured by real estate, including commercial and professional buildings and single family dwellings. As a result, these areas have comprised the major portion of the Company’s loan growth over the past few years. The most significant shift in the loan portfolio mix over the past five years has been toward real estate loans secured by commercial properties, which increased to 48% of total loans at the end of 2004 from 39% at the end of 2000. Commercial real estate is an important part of the Company’s lending focus and is likely to remain so for the immediate future.

Despite an overall trend upward for the past few years, commercial real estate loans fell slightly as a percentage of total loans during 2004 while loans secured by residential properties increased to 18% from 16%. This was due mainly to the recent success of the Company’s home equity lines rather than growth in residential mortgage loans, as mortgage loan balances have tapered off subsequent to the outsourcing of most mortgage lending activity in 2002. Commencing in March 2002, the Company began collecting referral fees for directing most of its residential mortgage customers to Moneyline. From March 2002 through December 2002, the Company referred a total of $17 million in successfully completed mortgage loans to Moneyline, with the volume of referrals increasing to $45 million in 2003. With the recent slowdown in refinance activity, total mortgage loan referrals for 2004 were just $18 million.

Loans secured by farmland increased by $12 million, or 49%, in 2004, which boosted those loans to 5% of total loans at the end of 2004 from 4% at the end of 2003. The Company also originates and sells agricultural mortgage loans to certain investors, and the volume of agricultural mortgage loans serviced totaled $21 million as of December 31, 2004. Total loans serviced for others numbered 76 with an aggregate balance of $22 million as of the end of 2004, as compared to 97 loans with an aggregate balance of $33 million at the end of 2003 and 128 loans with an aggregate balance of $43 million at December 31, 2002.

Commercial and industrial loans, including SBA loans, increased by a combined $6 million, or 5%, in 2004. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and this segment of the portfolio has struggled for growth as the local market has become increasingly competitive and other lenders have been willing to offer terms that do not fit our profit equation. Potential business has been passed over in some instances, and in others the Company has taken real estate collateral as an abundance of caution which causes the loans to be classified as commercial real estate. The Company also has a business unit dedicated to its SBA product and is very active in specific SBA program lending. Further, the Company is designated as an SBA Preferred Lender, which allows greater flexibility to meet small business loan requests with a more timely credit approval process. In the past the Company has sold some of its SBA loans, and while we still have the ability to do so, our intention for the immediate future is to retain the SBA loans we originate.

The consumer loans category represented 7% of total loans and leases outstanding at December 31, 2004, and 7% at December 31, 2003. These balances consist primarily of automobile loans and unsecured lines of credit. Consumer loans increased by $8 million, or 19%, during 2004, a growth rate slightly higher than for the aggregate portfolio. The increase in 2004 came despite the migration of consumer credit to tax-advantaged home equity lines, and was primarily the result of marketing campaigns targeting auto loans.

Agricultural loans stood at 2% of total loans at the end of 2004, a slight decline relative to 2003 but a fairly substantial decline relative to the 4% ratio shown for the end of 2000. The decline in the relative level of agricultural loans over the past few years has been due in part to reduced local plantings in response to foreign competition. However, the Company has also withdrawn from financing production lines, where year-to-year cash flow variations can impede the ability of borrowers to meet contractual repayment terms. With uncertain commodity prices some of our borrowers have experienced declining equity in farming operations, and many are selling farm land for alternate uses such as housing and commercial development.

Credit card loans represented just 2% of total loans and leases outstanding at December 31, 2004, having declined from 3% of total loans and leases at December 31, 2000. Despite this decrease, the credit card segment of the Company’s loan product group remains an important part of the Company’s relationship-oriented retail lending strategy.

Loan and Lease Maturities

The following maturity table shows the amounts of total loans and leases outstanding as of December 31, 2004, including non-accruing loans. The maturity distribution is based on remaining scheduled principal payments that are due within three months, after three months but less than one year, after one but within five years, or after five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories.

Loan and Lease Maturity (dollars in thousands)	As of December 31, 2004
	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$1,321	$9,280	$1,323	$1,222	$13,146	$1,762	$783
Commercial and Industrial (1)	$14,398	$30,905	$48,649	$25,405	$119,357	$51,455	$22,599
Real Estate	$43,998	$51,959	$92,460	$311,977	$500,394	$276,872	$127,565
Consumer Loans	$1,103	$1,953	$21,526	$24,410	$48,992	$22,622	$23,314
Credit Cards	$—	$—	$10,897	$—	$10,897	$10,897	$—
Leases	$—	$—	$1,725	$1,765	$3,490	$—	$3,490

TOTAL	$60,820	$94,097	$176,580	$364,779	$696,276	$363,608	$177,751

(1)	Includes Small Business Administration Loans

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $257 million at December 31, 2004, as compared to $227 million at December 31, 2003. Net of credit card lines available which were $42 million and $43 million at December 31, 2004 and 2003, unused commitments represented 31% and 30% of outstanding gross loans and leases at December 31, 2004 and 2003, respectively. The Company’s stand-by letters of credit at December 31, 2004 and 2003 were $20 million and $21 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements located elsewhere herein.

Contractual Obligations

At the end of 2004, the Company had contractual obligations for the following payments, by type and period due:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$30,928,000	$—	$—	$—	$30,928,000
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	$5,006,000	$659,000	$1,224,000	$1,002,000	$2,121,000
Purchase obligations	$376,194	$125,398	$250,796		$—
Other long-term obligations	$2,204,577	$1,741,801	$462,776	$—	$—

Total	$38,514,771	$2,526,199	$1,937,572	$1,002,000	$33,049,000

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

To help minimize credit quality concerns, we have established a sound approach to credit that includes well-defined goals and objectives and well-documented credit policies and procedures. The policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality. The Company’s internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan and lease customers as well as the relative diversity and geographic concentration of our loan and lease portfolio.

The Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As a multi-community independent bank serving a specific geographic area, the Company must contend with the unpredictable changes of the California and San Joaquin Valley markets. The Company’s asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, weather-related agricultural losses, and depressed prices for agricultural goods. Recently, however, the San Joaquin Valley has experienced healthy commercial and residential growth even as the agricultural industry remains relatively weak. Major companies are discovering the San Joaquin Valley as an ideal location for distribution facilities, jobs are growing at a relatively fast rate, and comparatively low-cost housing has attracted new residents from more expensive regions of California. The Company is optimistic that the local economy will continue to flourish, but no assurance can be given that this will in fact occur.

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

Non-performing Assets (dollars in thousands)	As of December 31,
	2004	2003	2002	2001	2000
Nonaccrual Loans and Leases:(1)
Agricultural	$—	$725	$15	$185	$652
Commercial and Industrial	$393	$2,370	$1,070	$1,022	$47
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$116	$350	$503	$—
Secured by Residential Properties	$—	$260	$31	$—	$—
Secured by Farmland	$1,313	$1,920	$2,343	$4,945	$1,267

TOTAL REAL ESTATE	$1,313	$2,296	$2,724	$5,448	$1,267
Small Business Administration loans	$255	$787	$323	$—	$—
Consumer Loans	$168	$284	$141	$22	$22
Credit Cards	$19	$15	$56	$39	$132

SUBTOTAL	$2,148	$6,477	$4,329	$6,716	$2,120

Loans and leases 90 days or more past due & still accruing:
(as to principal or interest)
Agricultural	$—	$—	$—	$1,418	$—
Commercial and Industrial	$—	$—	$1,426	$867	$110
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$—	$700	$—	$163
Secured by Residential Properties	$—	$—	$—	$640	$94
Secured by Farmland	$—	$—	$—	$—	$106

TOTAL REAL ESTATE	$—	$—	$700	$640	$363
Small Business Administration loans	$280	$206	$—	$—	$438
Consumer Loans	$20	$—	$—	$126	$31
Credit Cards	$—	$—	$12	$17	$22

SUBTOTAL	$300	$206	$2,138	$3,068	$964

TOTAL NON-PERFORMING LOANS AND LEASES	$2,448	$6,683	$6,467	$9,784	$3,084

Other Real Estate Owned	$2,524	$2,784	$1,421	$769	$1,530

Total nonperforming assets	$4,972	$9,467	$7,888	$10,553	$4,614

Restructured loans and leases (2)	N/A	N/A	N/A	N/A	N/A
Nonperforming loans and leases as % of total gross loans and leases	0.35%	1.09%	1.26%	2.01%	0.73%
Nonperforming assets as a % of total gross loans and leases and other real estate owned	0.71%	1.54%	1.53%	2.17%	1.05%

(1)	Additional interest income of approximately $329,000 would have been recorded for the year ended December 31, 2004 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
(2)	A “restructured loan or lease” is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Total non-performing balances stood at $5.0 million at the end of 2004, of which over $3.3 million is agriculture-related. The non-performing agriculture loans and OREO stem from issues in our Agriculture Credit Department prior to its reorganization in 2001. At that time, an experienced agriculture lender/manager was hired to monitor problems that were becoming apparent, implement tighter controls, and establish more effective underwriting criteria.

With that accomplished, we are now cautiously expanding the agricultural loan portfolio with loans to creditworthy borrowers, although no assurance can be given that all of those borrowers will continue to pay principal and interest in a timely manner.

The balance of non-performing assets at the end of 2004 represents a decrease of $4.5 million, or 47%, from year-end 2003 levels. The ratio of non-performing assets to total gross loans plus OREO also fell substantially, to 0.71% at the end of 2004 from 1.54% at the end of 2003, and non-performing loans as a percentage of total loans and leases fell to 0.35% from 1.09%. While almost every category of non-performing assets declined in 2004, the main changes were in commercial and industrial loans, which dropped by $2.0 million, agricultural loans, which fell by $725,000, and loans secured by farmland, which were $607,000 lower. The decline in commercial and industrial loans was mainly due to a $1 million relationship that was brought current when the customer collected delinquent payments owed to it under a government contract. The Company also collected a $600,000 balance plus past-due interest under a USDA guarantee, further reducing the balance of non-accruing commercial loans. The balance of agricultural loans and loans secured by farmland declined mainly due to principal pay-downs, but also due in part to the charge-off of balances deemed uncollectible. A mitigating factor when evaluating the Company’s non-performing loans is that $1.3 million, or 54%, of the total $2.4 million balance at year-end 2004 is secured by real estate. An additional $458,000, or 19%, is comprised of the guaranteed portion of loans that are backed by the U.S. government.

We recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits. At the end of January 2005, we were advised by the borrowers on a $2.5 million loan that they will be unable to comply with current repayment terms because of a dispute over payments due them under a government contract. While the borrowers have been paying interest on the loan, they do not currently have the means to repay principal when due in April 2005. The Company has been assured in writing that the borrowers intend to repay all principal and interest, and we hope to restructure the loan to better enable them to ultimately do so.

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

Allowance For Loan Losses and Leases (dollars in thousands)	As of December 31,
	2004	2003	2002	2001	2000
Balances:
Average gross loans and leases outstanding during period	$636,598	$550,744	$500,461	$426,968	$403,290

Gross loans and leases outstanding at end of period	$696,276	$610,681	$512,618	$486,601	$421,696

Allowance for Loan and Lease Losses:
Balance at beginning of period	$6,701	$5,939	$5,675	$5,362	$3,319

Adjustments (1)	$—	$—	$—	$—	$1,018

Provision Charged to Expense	$3,473	$3,105	$3,350	$1,300	$2,760

Charge-offs
Agricultural	$60	$—	$602	$81	$324
Commercial & Industrial Loans (2)	$459	$1,491	$1,161	$295	$705
Real Estate loans	$—	$—	$—	$—	$—
Consumer Loans	$596	$542	$1,031	$376	$253
Leases	$—	$—	$—	$—	$—
Credit Card Loans	$402	$561	$580	$587	$657
Overdrafts	$254	$—	$—	$—	$—

Total	$1,771	$2,594	$3,374	$1,339	$1,939

Recoveries
Agricultural	$143	$34	$34	$31	$27
Commercial & Industrial Loans (2)	$95	$68	$156	$187	$44
Real Estate loans	$—	$—	$—	$—	$—
Consumer Loans	$120	$73	$37	$39	$66
Leases	$—	$—	$—	$—	$—
Credit Card Loans	$71	$76	$61	$95	$67
Overdrafts	$10	$—	$—	$—	$—

Total	$439	$251	$288	$352	$204

Net Loan and Lease Charge-offs	$1,332	$2,343	$3,086	$987	$1,735

Balance at end of period	$8,842	$6,701	$5,939	$5,675	$5,362

Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.21%	0.43%	0.62%	0.23%	0.43%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.27%	1.10%	1.16%	1.17%	1.27%
Allowance for Loan and Lease Losses to Non-Performing Loans and Leases	361.19%	100.27%	91.84%	58.00%	173.87%
Net Loan and Lease Charge-offs to Allowance for Loan and Lease Losses at End of Period	15.06%	34.96%	51.96%	17.39%	32.36%
Net Loan and Lease Charge-offs to Provision for Loan and Lease Losses	38.35%	75.46%	92.12%	75.92%	62.86%

(1)	Allowance acquired from Sierra National Bank
(2)	Includes Small Business Administration Loans.

The Company’s allowance for loan and lease losses increased by $2.1 million during 2004 and ended the year at $8.8 million. The loss provision in 2004 totaled $3.5 million, compared to $3.1 million in 2003. Net loans charged off were $1.3 million in 2004 as compared to $2.3 million in 2003. Net loans charged off in 2004 were 0.21% of average loans and leases, compared to 0.43% in 2003. Most of the year-over-year decline in charge-offs was in commercial loans, which fell by over $1 million. In the table, overdrafts account for charge-offs of $254,000 in 2004 but none in previous years, because prior to 2004 losses stemming from overdraft balances were included as operating losses in operating expenses. While uncollectible overdraft balances are now charged off as loan losses against the allowance for loan and lease losses, related overdraft fees and charges are still reflected as operating losses.

The allowance for loan and lease losses increased to 1.27% of total loans and leases at year-end 2004 from 1.10% at the end of 2003. The allowance also increased as a percentage of non-performing loans, growing to 361% at the end of 2004 versus 100% at the end of 2003.

Our methodology for determining the adequacy of the Company’s allowance for loan and lease losses is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio. On an ongoing basis we engage outside firms to independently assess our methodology and perform independent credit reviews of our loan and lease portfolio. The Company’s external auditors, the FDIC, and the California Department of Financial Institutions also review the allowance for loan and lease losses as an integral part of the examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan and lease losses was adequate as of December 31, 2004 to cover known and inherent risks in the portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that such factors will not result in increased losses in the loan and lease portfolio in the future.

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

Allocation of Loan and Lease Loss Allowance (dollars in thousands)	As of December 31,
	2004		2003		2002		2001		2000
	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$442	1.89%	$351	2.24%	$419	2.15%	$997	2.97%	$574	3.87%
Commercial and Industrial (2)	$4,421	17.14%	$2,728	18.56%	$2,529	20.12%	$1,573	20.05%	$1,667	18.13%
Real Estate	$2,211	71.87%	$2,721	70.63%	$1,538	67.77%	$1,713	66.02%	$2,112	68.31%
Consumer Loans	$884	7.04%	$719	6.73%	$734	7.77%	$681	8.62%	$384	6.97%
Leases	$177	0.49%	$—	0.13%	$—	0.00%	$—	0.00%	$—	0.00%
Credit Cards	$707	1.57%	$182	1.71%	$719	2.19%	$711	2.34%	$625	2.72%

TOTAL	$8,842	100.00%	$6,701	100.00%	$5,939	100.00%	$5,675	100.00%	$5,362	100.00%

(1)	Represents percentage of loans in category to total loans.
(2)	Includes Small Business Administration loans.

Investment Portfolio

The investment securities portfolio had a book value of $198 million at December 31, 2004, compared to $85 million at the end of 2003. It is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes: 1) it provides liquidity for loan balance increases or deposit balance decreases; 2) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; 3) it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak; and 5) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company uses two portfolio classifications for its investments: “Held-to-maturity”, and “Available-for-sale”. Accounting rules also allow for a trading portfolio classification, but the Company has no investments that would be classified as such. The held-to-maturity portfolio can consist only of investments that the Company has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Since the Company does not have a trading portfolio, the available-for-sale portfolio is comprised of all securities not included as “held-to-maturity”.

Even though management currently has the intent and the ability to hold the Company’s marketable investments to maturity, they are all currently classified as available-for-sale to allow flexibility with regard to the active management of the Company’s investment portfolio. SFAS 133 requires available-for-sale securities to be marked to market on a periodic basis with an offset to accumulated other comprehensive income, a component of equity. Monthly adjustments are made to that account to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s investment portfolio is currently composed primarily of: (1) U.S. Treasury and Agency issues for liquidity and pledging; (2) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (3) state, county and municipal obligations, which provide limited tax free income and pledging potential; and (4) other equity investments. The fourth category includes an equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency. Securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $177 million and $66 million at December 31, 2004 and 2003, respectively, with the increase related to securities pledged for leverage strategy borrowings.

In 2004, with the purchase of more than $100 million for the leverage strategy, mortgage-backed securities increased to 80% of the total portfolio from 45% at the end of 2003. U.S. Treasury and Agency bonds declined to 3% of the portfolio at the end of 2004 from 13% at the end of 2003, and municipal bonds fell to 17% of the total portfolio at the end of 2004 from 41% at the end of 2003. In reviewing actual balance changes, mortgage-backed securities increased by $120 million, while U.S. government agency securities fell by $5 million and municipal bonds were down by $2 million in 2004. Most of the decline in agencies was due to maturing bonds that were subsequently replaced with relatively higher-yielding mortgage-backed securities, while the drop in municipal securities was mainly from bonds that were called prior to maturity. The Company was not inclined to replace these with similar investments due to the relatively long duration and low yields of currently available bonds.

As can be seen on the Distribution, Rate & Yield table presented in a previous section, the average tax-equivalent yield earned on total investments declined to 4.19% in 2004 from 4.51% in 2003. Even though shorter-term rates are trending upward, as higher-yielding assets mature and are replaced by instruments with current market yields the portfolio yield is likely to continue to decline slightly.

The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio - Available For Sale (dollars in thousands)	As of December 31,
	2004		2003		2002
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Treasury Securities	$506	$506	$509	$518	$207	$212
US Government Agencies & Corporations	6,013	$6,004	10,499	$10,629	12,876	$13,357
Mortgage-backed securities (CMO)	159,576	$158,722	38,094	$38,492	23,341	$24,000
Corporate Bonds	—	$—	—	$—	4,503	$4,597
State & political subdivisions	31,504	$32,783	33,415	$35,148	39,787	$41,735
Equity securities	6	$9	6	$11	6	$10

Total Investment Securities	$197,605	$198,024	$82,523	$84,798	$80,720	$83,911

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2004. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities - Available For Sale (dollars in thousands)	As of December 31, 2004
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$—	0.00%	$506	3.16%	$—	0.00%	$—	0.00%	$506	3.16%
US Government agencies & corporations	3,010	3.23%	2,994	3.99%	—	0.00%	—	0.00%	6,004	3.61%
Mortgage-backed securities	2,831	4.37%	155,891	4.02%	—	0.00%	—	0.00%	158,722	4.03%
State & political subdivsions (1)	5,686	5.28%	13,905	6.19%	12,116	6.54%	1,076	6.71%	32,783	6.18%
Equity securities (2)	—	0.00%	—	0.00%	—	0.00%	9	4.63%	9	4.63%

Total investment securities	$11,527		$173,296		$12,116		$1,085		$198,024

(1)	Yields are not adjusted for the tax benefits of non taxable income
(2)	Equity securities have no stated maturity but have been added to the after ten years, for ease of review.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks totaled $37 million at the end of 2004 and $53 million at the end of 2003. At December 31, 2004, cash and due from banks comprised 4% of total assets, compared to 7% at December 31, 2003. These balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, thus period-end balances are not optimal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balance for 2004 was $38 million, an increase from the average of $37 million for 2003 due mainly to the addition of a branch.

Even with the new branches planned for 2005, we expect that the average balance will decline slightly for the year due to more aggressive monitoring and management of branch cash levels, although no assurance can be provided that this will occur. Also, due from bank balances, including balances at the Federal Reserve Bank, have generally been greater for the Company than for similar size institutions in metropolitan areas where collection activity is more centralized. However, as the electronic exchange of imaged cash items proliferates this geographic disadvantage could dissipate.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization included in occupancy and equipment expense was $2.9 million for the year ended December 31, 2004 as compared to $2.4 million during 2003. Depreciation on equipment leased to others is reflected in other operating costs. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment (dollars in thousands)	As of December 31,
	2004			2003			2002
	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value
Land	$2,045	$—	$2,045	$2,045	$—	$2,045	$2,045	$—	$2,045
Buildings	$9,875	$3,177	$6,698	$9,802	$2,807	$6,995	$9,786	$2,437	$7,349
Leasehold Improvements	$3,675	$1,332	$2,343	$3,054	$1,127	$1,927	$2,607	$953	$1,654
Construction in progress	$11	$—	$11	$8	$—	$8	$26	$—	$26
Furniture and Equipment	$17,881	$11,247	$6,634	$15,875	$10,036	$5,839	$16,312	$9,808	$6,504
Equipment Leased to Others	$2,239	$182	$2,057	$1,501	$24	$1,477	$—	$—	$—

Total	$35,726	$15,938	$19,788	$32,285	$13,994	$18,291	$30,776	$13,198	$17,578

The net book value of the Company’s premises and equipment increased by $1.5 million in 2004, due mainly to the new Clovis branch, the additional software and equipment related to the conversion of the Company’s core processing system at the beginning of 2004, the addition of a drive-up teller and ATM at the Company’s main office, and an increase in equipment leased to others. The net book value of the Company’s aggregate premises and equipment was 2.0% of total assets at December 31, 2004, 2.3% at December 31, 2003, and 2.5% at December 31, 2002.

Other Assets

Other assets increased by $13.8 million, or 39%, during 2004, and were about 4.9% of total assets at the end of 2004 as compared to 4.4% at the end of 2003. This relatively large increase is attributable to a $4.5 million increase in prepaid income taxes (overpayment in 2004 carried over to 2005), a $4.2 million increase in the Company’s investment in Federal Home Loan Bank (“FHLB”) stock, an additional $1 million commitment to invest in low-income housing tax credit funds, a $980,000 increase in accrued interest receivable, a $592,000 increase in the net cash surrender value of BOLI, and a $464,000 investment in Sierra Statutory Trust II relative to the issuance of trust preferred securities. Some of these items are discussed in greater detail below.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, Diversified Holding Corporation (“DHC”), California Economic Development Lending Initiative, and the FHLB. The largest of these investments is the Company’s $5.6 million investment in FHLB stock. This investment fluctuates from time to time based on the Company’s borrowing activity at the Federal Home Loan Bank, and as noted earlier increased substantially in 2004 due to borrowings related to the leverage strategy. Currently, the only other significant investment in this category is the Company’s $1.0 million investment in DHC that was made during 2001. DHC is owned primarily by a consortium of California bank holding companies, none of which holds voting shares in excess of 5% of the total voting stock of DHC. DHC is a holding company for certain title insurance companies which operate mainly in California and which derive a portion of their revenues out of referrals from the banks that own DHC. DHC has experienced cash flow concerns during the past year, due to regulatory issues and a considerable slowdown in refinance activity. A restructuring plan has been brought forward, however, involving a new investor who has substantial captive referral business, and after considerable discussion and evaluation management has concluded that this investment is not impaired.

Low-income housing tax credit funds lower the Company’s tax liability through direct tax credits as well as partnership operating losses. Pass-through partnership losses from tax credit funds are charged against the Company’s investment in such funds, thus the investment has been written down from its original total of $10.0 million to $8.8 million at December 31, 2004. Even taking losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on these investments over the expected 15-year life is around 11%, although no guarantee can be provided that this level of return will ultimately be realized. As noted, the other assets category also includes an aggregate $16.8 million investment in bank-owned life insurance at December 31, 2004. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The costs of certain benefit plans added by the Company in 2002 are “funded” with BOLI income, but even net of the accruals for expected expenses associated with these benefit plans the BOLI is projected to have a tax-equivalent return of around 8%. No assurance can be given that this return will be fully realized, though.

At December 31, 2004, a $3.5 million net deferred tax asset is also an element of the Company’s other assets. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes, therefore the Company’s deferred tax assets typically exceeds its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

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

The Company’s total deposits grew by $58 million, or 9% during 2004, and by $79 million, or 13% during 2003. In 2004, core deposits, which include all deposits except brokered deposits and time deposits issued in denominations of $100,000 or more, grew by a total of $60 million, meaning that non-core deposits actually dropped by $2 million. During 2003, brokered deposits increased by $9 million while core deposits increased by over $66 million. The average balance per core deposit account increased slightly, to $10,900 at the end of 2004 from $10,500 at the end of 2003, however most of the increase in total balances was due to an increase in the number of accounts. Core deposit accounts increased by almost 4,000 in number in 2004, an 8% increase, and by about the same number in 2003. The increase in customers and accounts was generated by marketing campaigns specifically targeting retail deposit products, and by more intense cross-selling efforts in the Company’s branches. We are focused on sustaining the momentum in core customer deposit growth in order to let brokered deposits roll off as they mature, although no assurance can be given that the Company will achieve this objective.

A favorable volume shift among deposits is particularly evident in non-interest demand deposits, which increased to 32% of total deposits at December 31, 2004 from 29% at the end of December 2003. These deposits increased by $39 million, or 20%, in 2004, and by $32 million, or 19%, in 2003. Likewise, in 2004 regular savings accounts increased by $18 million, or 35%, and NOW accounts increased by $8 million, or 14%, both at a substantially higher rate of increase than the overall 9% increase for total deposits.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2004 was as follows:

Deposit Maturity Distribution (dollars in thousands)	As of December 31, 2004
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total
Time Certificates of Deposits < $100,000	$44,168	$21,840	$26,966	$9,664	$987	$103,625
Other Time Deposits > $100,000	$59,245	$36,856	$32,593	$5,425	$603	$134,722

TOTAL	$103,413	$58,696	$59,559	$15,089	$1,590	$238,347

In addition to deposit liabilities obtained in local markets, the Company provides a cash management product to its commercial business customers. This product group is categorized as a non-deposit “sweep” account, and the Company’s December 31, 2004 financial statements include $24 million in repurchase agreements that represent such sweep accounts (see “Short-term Borrowings” table in the following section). At December 31, 2003, the Company’s financial statements reflected approximately $14 million in repurchase agreements, secured by pledged investments held segregated from the Company’s own securities portfolio. Due to their short-term “overnight” nature, the cost of these sweep accounts has generally been lower than the Company’s interest rates for longer-term funds. It is anticipated that this product will remain an important aspect of the Company’s service capacity.

Other Borrowings

The Company utilizes other short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances. In addition, short-term borrowings may be used to purchase additional investments, or when additional liquidity is required to support higher customer cash utilization. Short-term borrowings principally include overnight fed funds purchased, advances from the Federal Home Loan Bank of San Francisco (FHLB), and securities sold under repurchase agreements which were described more fully in the previous section. The details of these borrowings for the years 2004, 2003, and 2002 are presented below:

Short-term Borrowings	2004	2003	2002
Repurchase agreements (dollars in thousands)
Balance at December 31	$24,187	$13,647	$14,541
Average amount outstanding	$23,782	$14,938	$26,148
Maximum amount outstanding at any month end	$27,394	$17,980	$35,986
Average interest rate for the year	0.32%	0.63%	1.24%

Fed funds purchased (dollars in thousands)
Balance at December 31	$—	$—	$4,750
Average amount outstanding	$1,003	$423	$3,791
Maximum amount outstanding at any month end	$5,900	$10,600	$10,598
Average interest rate for the year	1.10%	1.65%	1.82%

Short term borrowings (dollars in thousands)
Balance at December 31	$43,800	$19,615	$—
Average amount outstanding	$18,038	$7,405	$—
Maximum amount outstanding at any month end	$43,800	$34,324	$—
Average interest rate for the year	1.57%	1.15%	0.00%

The $75 million in long-term borrowings reflected on the Company’s balance sheet at December 31, 2004 represents secured advances from the FHLB pursuant to the leverage strategy. Original maturities on these borrowings range from one year up to five years.

Capital Resources

At December 31, 2004, the Company had total shareholders’ equity of $71.1 million, comprised of $8.8 million in common stock, $62.1 million in retained earnings, and $246,000 in accumulated other comprehensive income. Total shareholders equity at the end of 2003 was $60.0 million. Net income has provided $32.5 million in capital over the last three years, of which $9.4 million or approximately 29% was distributed in dividends. While the retention of earnings has been the Company’s main source of capital since 1982, the Company has also issued a total of $30 million in trust preferred securities through its unconsolidated wholly-owned subsidiaries, Sierra Capital Trust I and Sierra Statutory Trust II. Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

The Company paid cash dividends totaling $3.5 million, or $.37 per share in 2004, and $3.3 million or $.36 per share in 2003, representing 34% of the prior year’s earnings for 2004 and 38% for 2003. The Company anticipates paying future dividends of around 30% to 35% of the prior year’s net earnings, however no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a monthly basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Tier 2 Capital includes preferred stock and certain types of debt equity which the Company does not hold, as well as the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see “Item 1, Business-Supervision and Regulation – Capital Adequacy Requirements” herein.)

At December 31, 2004, the Company had a total capital to risk-weighted assets ratio of 13.3%, a Tier 1 risk based capital ratio of 11.3%, and a leverage ratio of 9.2%. These all show improvement relative to the previous year-end ratios of 10.9% total capital to risk-weighted assets, a Tier 1 risk based capital ratio of 9.9%, and a leverage ratio of 8.9%. Note 13 of the Notes to the Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. At December 31, 2004, the Bank had a total risk-based capital ratio of 11.6%, a Tier 1 risk-based capital ratio of 10.5%, and a leverage capital ratio of 8.5%. As of the end of 2004, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause the either the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in the communities in its service area and which have, historically, been a very stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s loan to deposit ratio increased to 92.4% at the end of 2004 from 88.0% at December 31, 2003, due to a loan growth rate that exceeded the rate of deposit growth. While no assurance can be given that this will be the case, management anticipates that this number may decline as core deposit growth catches up to loan growth.

We also monitor the Company’s liquidity position and net non-core funding dependence ratios, among others, with policy guidelines of “above 15%” and “below 30%”, respectively. The liquidity position ratio is defined as net cash, short-term investments, and marketable assets minus liabilities secured by investments or other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. This ratio was 18.7% at the end of December 2004, and 18.8% at the end of December 2003. The net non-core funding dependence ratio is simply non-core liabilities less short-term investments, divided by long-term assets. It was 18.5% at December 31, 2004 and 18.8% at December 31, 2003.

The unpledged portion of the Company’s investment portfolio is also an integral component of liquidity management due to the relative ease with which many bonds can be sold. Despite the fact that the vast majority of investment balances added during the year were pledged as security for associated funding, there were still $21 million in unpledged marketable investments at the end of 2004 that could be sold for liquidity purposes if necessary, and $17 million in pledged securities in excess of actual pledging requirements. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs. Along with available investment balances, sources of balance sheet liquidity include $36 million in cash and due from banks, $16 million in the guaranteed portion of SBA loans, and $17 million in the net cash surrender value of BOLI. Standby funding sources include a formal secured borrowing line with the Federal Home Loan Bank that has availability of $14 million based on the current level of pledged real estate assets, informal unsecured short-term liquidity lines for overnight fed funds with certain correspondent banks totaling $39 million, and a $1.5 million secured line at the Federal Reserve Discount Window.

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

The Company’s policy is to limit the projected change in the Company’s net interest income relative to the stable rate scenario for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of December 31, 2004, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	8,710	-$	4,722	-$	1,772	$378	$1,251	$2,047
% Change		-17.55%		-9.51%		-3.57%	+0.76%	+2.52%	+4.12%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by around $4.7 million, or approximately 9.5%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely increase by $1.3 million, or 2.5%, for the next twelve months. According to these net interest income simulations the Company is asset sensitive in the shorter term, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment.

The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates appears disproportionate in these simulations, however, because most of the Company’s deposit rates are currently so close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. In rising rate scenarios the gain in net interest income is uneven because the Company’s prime rate is currently 25 basis points higher that the Wall Street Journal prime rate (down from a 75 basis point spread for much of 2004). We have assumed that as rates rise we will continue to gradually allow the Company’s prime rate to return to its normal parity with Wall Street Journal prime, thus slightly depressing initial increases in net interest income.

While management does not expect current rates to fall significantly, the Company would likely continue to limit movement in the Bank of the Sierra Prime Rate if they did. Since over $200 million in variable-rate loan balances are tied to that rate, when the Bank of the Sierra Prime Rate is floored the Company’s interest rate risk profile changes dramatically:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	3,180	-$	1,590	-$	1,130	$378	$1,251	$2,047
% Change		-6.41%		-3.20%		-2.28%	+0.76%	+2.52%	+4.12%

Given these assumptions, the negative impact of “floored” deposit rates wouldn’t be felt significantly unless rates fell by more 300 basis points or more.

The economic value of the Company’s balance sheet will also vary under the different interest rate scenarios previously discussed. The amount of change is dependent upon the characteristics of each class of financial instrument, including the stated interest rate relative to current market rates, the likelihood of prepayment, whether the rate is fixed or floating, the maturity date of the instrument, and the particular circumstances of the Company’s customers. Economic value simulations tend to change over time as the characteristics of the Company’s balance sheet evolve, and as interest rate and yield curve assumptions are updated. The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at estimated current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates, assuming changes in the Bank of the Sierra prime rate are restricted under declining rate scenarios:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$1,020	$739	$146	-$	4,009	-$	8,820	-$	10,490
% Change	+0.74%	+0.53%	+0.11%		-2.89%		-6.37%		-7.57%

The Company’s EVE in rising rate scenarios starts out $4 million below base case, due to the assumption that the Bank of the Sierra prime rate is not increased until it reaches parity with the Wall Street Journal prime rate. That difference increases as rates go higher, because of the high degree of value lost in fixed-rate earning assets relative to the value increase in liabilities. Because EVE captures longer-term as well as shorter-term cash flows, the value changes in EVE seemingly contradict the 12-month net interest income simulations above. The discrepancy is presumably due to the fact that only 7% of the Company’s time deposits have maturities of greater than one year. In a rising rate scenario deposit costs are more stable for the first twelve months, but by the end of that time period $222 million, or 93%, of time deposits will have repriced at higher rates. Under declining rates, the presumed floor on the Bank of the Sierra prime effectively turns loans linked to that rate into fixed rate loans that increase in value as rates decline, however a floor of zero (or slightly above zero) for variable rate deposits and other liabilities partially offsets the value increase in earning assets.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2004, and the results of its operations, changes in its stockholders’ equity, and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
January 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders

    and Board of Directors

Sierra Bancorp and Subsidiary

We have audited the accompanying consolidated balance sheet of Sierra Bancorp and subsidiary (the “Company”) as of December 31, 2003 and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sierra Bancorp and subsidiary as of December 31, 2003 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
January 23, 2004

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS
Cash and due from banks	$36,735	$53,042
Investment securities available-for-sale	198,024	84,798
Loans and leases, net of allowance for loan and lease losses of $8,842 in 2004 and $6,701 in 2003	686,157	602,264
Premises and equipment, net	19,788	18,291
Other real estate	2,524	2,784
Goodwill	5,544	5,544
Other assets	48,711	34,951

Total assets	$997,483	$801,674

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$235,732	$196,392
Interest bearing	506,971	488,085

Total deposits	742,703	684,477

Short-term borrowings	67,987	33,262
Long-term borrowings	75,000
Subordinated debentures	30,928	15,464
Other liabilities	9,730	8,495

Total liabilities	926,348	741,698

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares authorized; 9,649,258 and 9,323,502 shares issued and outstanding in 2004 and 2003, respectively	8,829	4,513
Retained earnings	62,060	54,124
Accumulated other comprehensive income, net of taxes	246	1,339

Total shareholders’ equity	71,135	59,976

Total liabilities and shareholders’ equity	$997,483	$801,674

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except per share data)

	2004	2003	2002
Interest income:
Interest and fees on loans and leases	$45,600	$39,347	$37,452
Interest on investment securities:
Taxable	5,196	1,660	2,581
Exempt from federal tax	1,312	1,553	1,849
Interest on Federal funds sold and interest-bearing Deposits	49	47	203

Total interest income	52,157	42,607	42,085

Interest expense:
Interest on deposits	5,411	5,918	7,811
Interest on borrowings	1,737	186	394
Interest on subordinated debentures	1,348	770	891

Total interest expense	8,496	6,874	9,096

Net interest income	43,661	35,733	32,989

Provision for loan and lease losses	3,473	3,105	3,350

Net interest income after provision for loan and lease losses	40,188	32,628	29,639

Non-interest income:
Service charges on deposit accounts	6,118	5,978	5,276
Loan servicing income	130	162	217
Gain on sale of loans	330	267	658
Credit card fees	704	671	603
Gains on sales and calls of investment securities available-for-sale	19	118	280
Increase in cash surrender value of life insurance	487	926	264
Other income	2,469	2,296	1,224

Total non-interest income	10,257	10,418	8,522

Non-interest expense:
Salaries and employee benefits	13,919	13,886	11,695
Occupancy and equipment expense	6,003	5,214	4,405
Other	10,003	9,199	10,142

Total non-interest expense	29,925	28,299	26,242

Income before income taxes	20,520	14,747	11,919

Provision for income taxes	7,174	4,383	3,080

Net income	$13,346	$10,364	$8,839

Earnings per share
Basic	$1.41	$1.12	$.96

Diluted	$1.31	$1.03	$.91

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2002	9,212,280	$2,285	$42,651	$1,205	$46,141

Comprehensive income:
Net income			8,839		8,839
Net change in unrealized gain on investment securities available-for-sale, net of tax				673	673

Comprehensive income					9,512

Exercise of stock options	70,264	537			537
Stock repurchase	(30,700)	(7)	(306)		(313)
Cash dividends - $.28 per share			(2,590)		(2,590)

Balance, December 31, 2002	9,251,844	2,815	48,594	1,878	53,287

Comprehensive income:
Net income			10,364		10,364
Net change in unrealized gain on investment securities available-for-sale, net of tax				(539)	(539)

Comprehensive income					9,825

Exercise of stock options and related
Tax benefit	172,858	1,741			1,741
Stock repurchase	(101,200)	(43)	(1,488)		(1,531)
Cash dividends - $.36 per share			(3,346)		(3,346)

Balance, December 31, 2003	9,323,502	4,513	54,124	1,339	59,976

Comprehensive income:
Net income			13,346		13,346
Net change in unrealized gain on investment securities available-for-sale, net of tax				(1,093)	(1,093)

Comprehensive income					12,253

Exercise of stock options and related tax benefit	429,156	4,340			4,340
Stock repurchase	(103,400)	(24)	(1,904)		(1,928)
Cash dividends - $.37 per share			(3,506)		(3,506)

Balance, December 31, 2004	9,649,258	$8,829	$62,060	$246	$71,135

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$13,346	$10,364	$8,839
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan and lease losses	3,473	3,105	3,350
Amortization of investment security premiums/ discounts, net	1,337	836	337
Amortization of intangibles			2
Net (decrease) increase in deferred loan fees	(439)	692	491
Depreciation and amortization	3,016	2,415	2,063
Loss on disposal of fixed assets	145	47
FHLB stock dividend	(137)	(71)	(96)
Gains on sales and calls of investment securities available-for-sale, net	(19)	(32)	(280)
Gain on other investments		(86)
Gain on sale of other real estate	(110)	(175)	(18)
Gain on sale of loans	(330)	(267)	(658)
Deferred income tax (benefit) credit	587	(1,530)	(207)
Net increase in cash surrender value of life insurance policies	(601)	(1,068)	(168)
Net decrease in loans held-for-sale	73	140	395
Net (increase) decrease in other assets	(9,556)	135	489
Net increase in other liabilities	1,474	630	3,285

Net cash provided by operating activities	12,259	15,135	17,824

Cash flows from investing activities:
Decrease in interest-bearing deposits in banks			190
Purchases of investment securities available-for-sale	(165,590)	(44,409)	(18,831)
Proceeds from sales, calls and maturities of investment securities available-for-sale	16,432	18,944	15,555
Proceeds from principal repayments of investment securities available-for-sale	32,758	22,858	13,155
Purchase of other investments			(2,610)
Net (increase) decrease in FHLB stock	(4,053)	155	631
Loan and lease originations, net	(85,668)	(102,516)	(32,336)
Purchases of premises and equipment, net	(4,658)	(3,175)	(5,337)
Proceeds from sale of other real estate	1,012	1,114	207
Deposits on single premium cash surrender value life insurance policies			(13,026)

Net cash used in investing activities	(209,767)	(107,029)	(42,402)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$71,472	$56,789	$58,702
Net (decrease) increase in time deposits	(13,246)	21,983	25,686
Net increase (decrease) in short-term borrowings	34,724	13,939	(41,460)
Net increase in long-term borrowings	75,000
Proceeds from issuance of subordinated debentures	15,464
Dividends paid	(3,506)	(3,346)	(2,590)
Stock repurchased	(1,928)	(1,531)	(313)
Stock options exercised	3,221	1,283	537

Net cash provided by financing activities	181,201	89,117	40,562

Net (decrease) increase in cash and cash equivalents	(16,307)	(2,777)	15,984

Cash and cash equivalents, beginning of year	53,042	55,819	39,835

Cash and cash equivalents, end of year	$36,735	$53,042	$55,819

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$3,428	$7,176	$8,747
Income taxes	$10,965	$4,526	$2,833

Non-cash investing activities:
Real estate acquired through foreclosure	$744	$2,302	$841
Net change in unrealized gains on investment securities available-for-sale	$(1,856)	$(916)	$1,158

Non-cash financing activities:
Tax benefit from stock options exercised	$1,119	$458	$0

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Statutory Trust II, formed in March 2004 also for the purpose of issuing capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities, Sierra Capital Trust I and Sierra Statutory Trust II are not reflected on a consolidated basis in the financial statements of the Company.

The Bank operates eighteen full service branch offices and two credit centers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

In June 2002, Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”), was formed as a subsidiary of the Bank with the primary business purpose of investing in the Bank’s real-estate related assets. Sierra Real Estate Investment Trust was formed to enhance and strengthen the Bank’s capital position and may ultimately afford the Company certain favorable income tax treatments. The trust was capitalized in August 2002, whereby the Bank exchanged real-estate related assets for 100% of the common stock of the REIT.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2004. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

In accordance with provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company’s investments in Sierra Capital Trust I and Sierra Statutory Trust II are not consolidated and are accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2004, 2003 and 2002 regarding these representations and warranties.

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

Other Real Estate

Other real estate includes real estate acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the appraised fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on other real estate is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on other real estate which is included in other non-interest expense. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

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

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill is evaluated periodically for impairment rather than amortized. The adoption of this pronouncement replaced the amortization of goodwill with an annual impairment test. There was no impairment recognized for the years ended December 31, 2004 or 2003.

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

Stock-Based Compensation

At December 31, 2004, the Company has one stock-based compensation plan, the Bank of the Sierra 1998 Stock Option Plan, which was assumed by the Company in 2001 and is described more fully in Note 12. The Company accounts for this plan under the recognition measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

	2004	2003	2002
Net income, as reported	$13,346	$10,364	$8,839
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	191	298	187

Pro forma net income	$13,155	$10,066	$8,652

Basic earnings per share - as reported	$1.41	$1.12	$96
Basic earnings per share - pro forma	$1.39	$1.08	$94

Diluted earnings per share - as reported	$1.31	$1.03	$91
Diluted earnings per share - pro forma	$1.29	$1.00	$90

Weighted average fair value of options granted	$4.56	$3.64	$2.45

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2004	2003	2002
Dividend yield	2.18%	2.30%	3.00%
Expected volatility	30.44%	29.64%	29.05%
Risk-free interest rate	3.70%	3.00%	2.76%
Expected option life	6 years	6 years	5 years

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

Recent Accounting Pronouncements

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

On December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that stock-based compensation transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method, whereby they must recognize equity compensation cost from the beginning of the period in which the recognition provisions are first applied as if the fair value method had been previously used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. For public companies, the effective date of this statement is for interim and annual periods beginning after June 15, 2005. The Company has been disclosing the impact of this accounting methodology pursuant to previously accepted accounting principles, and expects that the impact going forward will continue to be a reduction in net income.

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

Recent Accounting Pronouncements (Continued)

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

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated market value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$506	$2	(2)	$506
U.S. Government agencies	6,013	3	(12)	6,004
Obligations of states and political subdivisions	31,504	1,316	$(37)	32,783
U.S. Government agencies collateralized by mortgage obligations	159,576	292	(1,146)	158,722
Other securities	6	3		9

	$197,605	$1,616	$(1,197)	$198,024

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$509	$9		$518
U.S. Government agencies	10,499	130		10,629
Obligations of states and political subdivisions	33,415	1,753	(20)	35,148
U.S. Government agencies collateralized by mortgage obligations	38,094	475	$(77)	38,492
Other securities	6	5		11

	$82,523	$2,372	$(97)	$84,798

Net unrealized gains on investment securities available-for-sale totaling $419,000 and $2,275,000 are recorded, net of $173,000 and $936,000 in tax liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2004 and 2003, respectively.

Proceeds and gross realized gains on the sales and calls of investment securities available-for-sale totaled $5,903,000 and $19,000 for the year ended December 31, 2004. Proceeds and gross realized

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

gains on the sales and calls of investment securities available-for-sale were $5,495,000 and $118,000 for the year ended December 31, 2003. Proceeds and gross realized gains on the sales and calls of investment securities available-for-sale totaled $4,580,000 and $280,000 for the year ended December 31, 2002.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses		Fair Value
U.S. Treasury securities	$2	$301	$		$
U.S. Government agencies	12	3,996
Obligations of states and political subdivisions	27	2,320		10		426
U.S. Government agencies collateralized by mortgage obligations	1,096	129,749		50		3,323

	$1,137	$136,366		$60		$3,749

Interest rates tend to fluctuate in cycles, where periods of low rates are followed by periods of rising rates. Although still relatively low, interest rates have begun to rise. As interest rates rise the market values of fixed-rate instruments decline, resulting in unrealized losses. Although every possible measure is taken to reduce the amount of unrealized loss relative to the advantages of additional yield achieved on an investment, these reductions in market value are inevitable. Given that rates have been historically low, investments made within this low rate environment are likely to experience extended periods of unrealized losses.

Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2004, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: 1) whether the securities are issued by the federal government or its agencies, 2) whether downgrades by bond rating agencies have occurred, 3) industry analyst reports, and 4) the intent and ability of the Company to hold the security to maturity.

The amortized cost and estimated market value of investment securities available-for-sale at December 31, 2004 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

	Amortized Cost	Estimated Market Value
	(Dollars in thousands)
Maturing within one year	$8,619	$8,696
Maturing after one year through five years	16,790	17,405
Maturing after five years through ten years	11,582	12,116
Maturing after ten years	1,032	1,076

	38,023	39,293

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	159,576	158,722
Other securities	6	9

	$197,605	$198,024

Investment securities available-for-sale with amortized costs totaling $177,680,000 and $63,927,000 and estimated market values totaling $177,217,000 and $65,641,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2004 and 2003, respectively (see Note 8).

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2004	2003
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$336,065	$306,635
Secured by residential properties	126,241	98,891
Secured by farm land	37,648	25,281
Held for sale	440	513

Total real estate	500,394	431,320

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Commercial and industrial	97,810	91,367
Agricultural	13,146	13,693
Small Business Administration loans	21,547	21,964
Consumer	48,992	41,106
Credit card	10,897	10,439
Direct financing leases	3,490	792

	696,276	610,681

Deferred loan and lease origination fees, net	(1,277)	(1,716)
Allowance for loan and lease losses	(8,842)	(6,701)

	$686,157	$602,264

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of year	$6,701	$5,939	$5,675
Provision for loan and lease losses	3,473	3,105	3,350
Losses charged to allowance	(1,771)	(2,594)	(3,374)
Recoveries	439	251	288

Balance, end of year	$8,842	$6,701	$5,939

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan and lease. At that point, the Company stops accruing income from the interest, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

The recorded investment in loans and leases that were considered to be impaired (nonaccrual loans and leases) totaled $2,148,000 and $6,477,000 at December 31, 2004 and 2003, respectively. The related allowance for loan and lease losses on these impaired loans and leases at December 31, 2004 and 2003 was $358,000 and $585,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The average recorded investment in impaired loans and leases during 2004, 2003 and 2002 was $3,783,000, $5,584,000 and $6,332,000, respectively. Interest income on impaired loans and leases is recognized on a cash basis and was not significant for the years ended December 31, 2004, 2003 and 2002, respectively. Interest foregone on these nonaccrual loans and leases since being placed on nonaccrual status totaled $994,000, $1,214,000 and $922,000 at December 31, 2004, 2003 and 2002, respectively.

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8).

Salaries and employee benefits totaling $3,528,000, $2,372,000 and $2,189,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2004, 2003 and 2002, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2004, 2003 and 2002, mortgage loans were sold without retention of related servicing.

The Bank’s servicing portfolio at December 31, 2004 and 2003 totaled $23,544,000 and $31,934,000, respectively. At December 31, 2004, loans were principally serviced for one investor.

5.	PREMISES AND EQUIPMENT

Premises and equipment consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Land	$2,045	$2,045
Buildings and improvements	9,875	9,802
Furniture, fixtures and equipment	17,881	15,875
Equipment leased to others	2,239	1,501
Leasehold improvements	3,675	3,054
Construction in progress	11	8

	35,726	32,285

Less accumulated depreciation and amortization	15,938	13,994

	$19,788	$18,291

Depreciation and amortization included in occupancy and equipment expense totaled $2,858,000, $2,391,000 and $2,063,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Accrued interest receivable	$4,218	$3,238
Deferred tax assets	3,472	3,295
Prepaid taxes	4,482	0
Investment in limited partnerships	9,818	8,787
Federal Home Loan Bank stock, at cost	5,584	1,394
Cash surrender value of officer life insurance policies	16,841	16,249
Other	4,296	1,988

	$48,711	$34,951

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2004 in the amount of approximately $2,205,000. Such amounts are included in other liabilities on the consolidated balance sheet.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, Diversified Holding Corporation (“DHC”), California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $5.6 million dividend-yielding investment in FHLB stock. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB.

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2004	2003
Savings	$68,192	$50,643
Money market	137,545	130,804
NOW accounts	62,887	55,047
Time, $100,000 or more	134,722	131,357
Time, under $100,000	103,625	120,234

	$506,971	$488,085

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2005	$221,668
2006	10,872
2007	4,217
2008	1,223
2009	367

$238,347

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Savings	$320	$227	$178
Money market	894	1,377	1,894
NOW accounts	55	53	50
Time, $100,000 or more	2,354	2,293	2,975
Time, under $100,000	1,788	1,968	2,714

	$5,411	$5,918	$7,811

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2004		2003
	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased and repurchase agreements	$24,187	0.35%	$13,647	0.63%
Overnight Federal Home Loan Bank advances	18,800	2.04%	19,600	0.78%
Federal Home Loan Bank advances	25,000	2.35%
Other borrowings	0		15

	$67,987		$33,262

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS (Continued)

The Company had fixed-rate, long-term debt of $75,000,000 with the Federal Home Loan Bank at December 31, 2004 which matures through 2009. The contractual maturities of long-term debt are as follows (dollars in thousands).

Year Ending December 31,	Amount	Weighted Average Rate
2005	$10,000	1.46%
2006	19,000	2.09%
2007	19,000	2.59%
2008	22,000	3.01%
2009	5,000	3.32%

	$75,000

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $39,000,000 and $29,000,000 at December 31, 2004 and 2003, respectively, at interest rates which vary with market conditions. There were no borrowings outstanding under these lines of credit at December 31, 2004 and 2003, respectively.

At December 31, 2004, the Company could borrow up to $32,618,000 on an overnight basis from the Federal Home Loan Bank, secured by qualifying first mortgage loans with a carrying value of $38,380,000. There were overnight borrowings of $18,800,000 and $19,600,000 outstanding from the Federal Home Loan Bank at December 31, 2004 and 2003, respectively.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. Repurchase agreements totaled $24,187,000 and $13,647,000 at December 31, 2004 and 2003, respectively. The dollar amount of GNMA Mortgage-Backed securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2004 and 2003, these securities had market values of $31,686,000 and $17,519,000 and amortized costs of $31,714,000 and $16,763,000, respectively.

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Federal:
Current	$3,967	$4,548	$3,159
Deferred	812	(1,215)

	4,779	3,333	3,159

State:
Current	2,620	1,365	128
Deferred	(225)	(315)	(207)

	2,395	1,050	(79)

	$7,174	$4,383	$3,080

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Allowance for loan losses	$3,965	$3,005
Deferred compensation	1,623	1,226
Other real estate	165	465
Other	737	800

Total deferred tax assets	6,490	5,496

Deferred tax liabilities:
Premises and equipment	(1,535)	(1,069)
Deferred Loan Costs	(1,159)
Unrealized gain on securities available-for-sale	(172)	(936)
Other	(152)	(196)

Total deferred tax liabilities	(3,018)	(2,201)

Net deferred tax assets	$3,472	$3,295

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Income tax expense at Federal statutory rate	$7,182	$5,161	$4,052
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	1,167	960	156
Tax exempt income	(607)	(844)	(589)
Affordable housing tax credits	(1,082)	(587)	(369)
Other	514	(307)	(170)

	$7,174	$4,383	$3,080

Effective tax rate	35.0%	29.7%	25.8%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

On December 31, 2003, the Chief Counsel of the California Franchise Tax Board declared its position with respect to certain REIT transactions. Based on this announcement, the Company revised downward its estimate of the realization of tax benefits associated with its investment in Sierra Real Estate Investment Trust. This had the effect of eliminating all such benefits in 2003, thus increasing the Company’s effective tax rate in 2003. Tax benefits originally reflected on the Company’s 2002 income tax returns have also been eliminated with a subsequent filing of amended 2002 returns during 2004. The Company is evaluating its options with respect to this issue and has retained its rights to appeal and claim a refund of payments made if the matter is favorably resolved in the future.

10.	SUBORDINATED DEBENTURES

Sierra Capital Trust I (“Trust”) and Sierra Statutory Trust II, (“Trust II”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital on a pro forma basis. At December 31, 2004, $23,615,000 of trust preferred securities qualified as Tier 1 capital, with another $6,385,000 qualifying as Tier 2 capital.

During the fourth quarter of 2001, Sierra Capital Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by the Trust in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS. These Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures issued by Sierra Capital Trust I mature on December 8, 2031, bear a current interest rate of 6.44% (based on 6-month LIBOR plus 3.75%), with repricing and payments due semi-annually. These Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any June 8th or December 8th on or after December 8, 2006. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of those Subordinated Debentures on December 8, 2031.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2004 of 6.44%. For each successive 6-month period beginning on June 8 of each year, the rate will be adjusted to equal the 6-month LIBOR plus 3.75%; provided, however, that prior to December 8, 2006, such annual rate does not exceed 11.00%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 5.251% (based on 3-month LIBOR plus 2.75%), with repricing and payments due quarterly.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	SUBORDINATED DEBENTURES (Continued)

Those Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 17th, June 17th, September 17th, and December 17th on or after March 17, 2009. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS II are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on March 17, 2034.

Holders of TRUPS II are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2004 of 5.251%. For each successive period beginning on March 17 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 2.75%; provided, however, that prior to March 17, 2009, such annual rate does not exceed 11.00%. The Trust II has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS II issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS II.

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $658,000, $583,000 and $484,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum lease payments on noncancelable operating leases are as follows (dollars in thousands):

Year Ending December 31,
2005	$659,000
2006	645,000
2007	579,000
2008	579,000
2009	423,000
Thereafter	2,121,000

$5,006,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2004 and 2003 were $5,364,000 and $1,976,000, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2004	2003
Commitments to extend credit	$215,566	$183,574
Standby letters of credit	$19,842	$21,118
Credit card commitments	$41,880	$43,143

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

Concentration in Real Estate Lending

At December 31, 2004, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 72% of the Company’s loans were real estate related. Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectibility.

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

Share Repurchase Plan

During 2004 and 2003, the Company had in effect a stock repurchase plan authorizing the purchase of up to 250,000 shares of its common stock. During the years ended December 31, 2004 and 2003, the Company repurchased 103,400 and 101,200 shares at a total cost of $1,929,000 and $1,531,000, respectively. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Basic Earnings Per Share
Net income	$13,346	$10,364	$8,839

Weighted average shares outstanding	9,482,201	9,288,908	9,252,093

Basic earnings per share	$1.41	$1.12	$96

Diluted Earnings Per Share
Net income	$13,346	$10,364	$8,839

Weighted average shares outstanding	9,482,201	9,288,908	9,252,093
Effect of dilutive stock options	684,101	729,188	413,746

Weighted average diluted shares outstanding	10,166,302	10,018,096	9,665,839

Diluted earnings per share	$1.31	$1.03	$91

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the “Plan”) for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The Plan was assumed by the Company effective August 10, 2001. The Plan covers a total of 2,763,684 shares of the Company’s authorized and unissued common stock, of which two-thirds are reserved for the grant of options to full-time salaried officers and employees of the Company. The remaining one-third of the shares available for grant may be granted to anyone eligible to participate in the Plan, including directors, officers and employees. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at exercise. The options under the Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally five years. For participants with 10 years of service at the date of grant, options vest immediately.

A summary of the activity of the Plan follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,803,278	$8.11	1,947,536	$7.82	1,991,200	$7.66

Exercised	(429,156)	$7.51	(172,858)	$7.42	(70,264)	$7.65
Granted	60,000	$16.13	82,000	$13.99	136,000	$10.31
Canceled	(52,800)	$8.52	(53,400)	$8.99	(109,400)	$8.14

Outstanding, end of year	1,381,322	$8.62	1,803,278	$8.11	1,947,536	$7.82

Exercisable, end of year	1,063,922	$8.12	1,363,478	$7.89	1,374,136	$7.83

A summary of options outstanding at December 31, 2004 follows:

Exercise Price	Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable December 31, 2004
$ 6.43	551,125	6.8	415,125
$ 9.00	631,397	3.8	607,997
$ 9.89	12,000	7.6	4,200
$10.05	20,000	7.3	8,000
$10.36	13,000	8.0	1,800
$10.86	32,800	7.8	12,400
$13.85	25,000	8.3	5,000
$15.50	8,000	9.3	0
$15.63	36,000	8.5	6,400
$15.65	20,000	9.5	0
$16.56	19,000	9.8	0
$16.61	13,000	9.0	3,000

	1,381,322		1,063,922

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2004 and 2003.

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

	2004		2003
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$88,988	9.2%	$68,122	8.9%
Minimum regulatory requirement	$38,680	4.0%	$30,713	4.0%

Bank of the Sierra	$62,895	8.5%	$62,895	8.2%
Minimum requirement for “Well-Capitalized” institution	$48,230	5.0%	$38,352	5.0%
Minimum regulatory requirement	$38,584	4.0%	$30,681	4.0%

Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$88,988	11.3%	$68,122	9.9%
Minimum regulatory requirement	$31,388	4.0%	$27,511	4.0%

Bank of the Sierra	$81,814	10.5%	$62,895	9.2%
Minimum requirement for “Well-Capitalized” institution	$46,843	6.0%	$41,151	6.0%
Minimum regulatory requirement	$31,228	4.0%	$27,434	4.0%

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$104,352	13.3%	$74,823	10.9%
Minimum regulatory requirement	$62,777	8.0%	$55,021	8.0%

Bank of the Sierra	$90,793	11.6%	$69,598	10.2%
Minimum requirement for “Well-Capitalized” institution	$78,071	10.0%	$68,586	10.0%
Minimum regulatory requirement	$62,457	8.0%	$54,868	8.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes. The amount that can be included is limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital. While this is a positive current development, there can be no assurance that the Federal Reserve will not impose further restrictions in the future on the inclusion of trust preferred securities in Tier 1 capital for regulatory capital purposes.

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California corporation law. Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. The California general corporation law prohibits the Company from paying dividends on its common stock unless: (1) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (2) immediately after giving effect to the dividend, the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2004, the maximum amount available for dividend distribution under this restriction was approximately $25,000,000.

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $1,186,000 and $618,000, and was 27.2% and 14.2% funded for the years ended December 31, 2004 and 2003, respectively. In addition, the Company provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $473,000 and $525,000 and was fully funded for the years ended December 31, 2004 and 2003, respectively. Benefits paid to former executives of SNB under this plan totaled $95,000 for both years ended December 31, 2004 and 2003. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries. The expense recognized under these arrangements totaled $501,000, $545,000 and $173,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $15,983,000 and $15,383,000 at December 31, 2004 and 2003, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS (Continued)

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related expense was not material for the years ended December 31, 2004, 2003 and 2002. In connection with this plan, life insurance policies were purchased with cash surrender values totaling $858,000 and $866,000 at December 31, 2004 and 2003, respectively, which are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 70%, 70% and 75% in 2004, 2003 and 2002, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $378,000, $333,000 and $310,000 to the Plan in 2004, 2003 and 2002, respectively.

15.	OTHER EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002
Professional fees	$2,038	$2,028	$1,808
Data processing	1,087	1,095	2,176
Advertising and promotion	1,241	1,117	995
Deposit services	1,168	1,054	1,101
Stationery and supplies	673	650	593
Telephone and data communication	766	700	784
Loan and credit card processing	1,329	934	1,221
Other	1,701	1,621	1,464

	$10,003	$9,199	$10,142

16.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

Balance, January 1, 2004	$2,586

Disbursements	16,477
Amounts repaid	(16,679)

Balance, December 31, 2004	$2,384

Undisbursed commitments to related parties, December 31, 2004	$2,625

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	RELATED PARTY TRANSACTIONS (Continued)

Deposits from related parties held by the Bank at December 31, 2004 and 2003 amounted to $3,268,000 and $2,469,000 respectively.

17.	OTHER COMPREHENSIVE INCOME

Other comprehensive income or loss consisted of the following (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Year Ended December 31, 2004

Other comprehensive loss:
Unrealized holding losses	$(1,875)	$771	$(1,104)
Add: reclassification adjustment for net gains included in net income	19	(8)	11

Total other comprehensive loss	$(1,856)	$(763)	$(1,093)

For the Year Ended December 31, 2003

Other comprehensive loss:
Unrealized holding losses	$(1,034)	$425	$(609)
Less: reclassification adjustment for net gains included in net income	118	(48)	70

Total other comprehensive loss	$(916)	$377	$(539)

For the Year Ended December 31, 2002

Other comprehensive income:
Unrealized holding gains	$1,438	$(603)	$835
Less: reclassification adjustment for net gains included in net income	280	(118)	162

Total other comprehensive income	$1,158	$(485)	$673

18.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2004 and 2003:

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

Loans and leases: For variable-rate loans and leases that reprice frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount the purchasers have committed to purchase the loan. The carrying amount of accrued interest receivable approximates its fair value.

Cash surrender value of life insurance policies: The fair values are based on current cash surrender values at each reporting date provided by the insurers.

Investment in limited partnerships: The fair values of the investments in WNC Institutional Tax Credit Fund Limited Partnerships are estimated using quarterly indications of value provided by the general partner.

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

Short-term borrowings: The carrying amounts of federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated debentures: The fair value of subordinated debentures was determined based on the current market value for like kind instruments of a similar maturity and structure.

Limited partnership capital commitments: The fair value of the capital commitments to the WNC Institutional Tax Credit Fund Limited Partnerships are estimated using a discounted cash flow analysis using rates of return currently available for similar instruments.

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

	December 31, 2004		December 31, 2003
	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$36,735	$36,735	$53,042	$53,042
Investment securities available for sale	198,024	198,024	84,798	84,798
Loans and leases, net	686,157	690,702	602,264	616,297
Cash surrender value of life insurance policies	16,841	16,841	16,249	16,249
Other investments	5,584	5,584	1,394	1,394
Investment in limited partnership	9,818	9,818	8,787	8,787
Accrued interest receivable	4,218	4,218	3,238	3,238

Financial liabilities:
Deposits	$742,703	$741,975	$684,477	$677,339
Short-term borrowings	67,987	65,224	33,262	33,281
Long-term borrowings	75,000	73,757
Subordinated debentures	30,928	31,780	15,464	15,464
Limited partnership capital commitment	2,205	2,205	2,834	2,834
Accrued interest payable	1,053	1,053	489	489

Off-balance-sheet financial instruments:
Commitments to extend credit	$215,566	$215,566	$183,574	$183,574
Standby letters of credit	19,842	19,842	21,118	21,118
Credit card commitments	41,880	41,880	43,143	43,143

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEET

December 31, 2004 and 2003

(Dollars in thousands)

	2004	2003
ASSETS
Cash and due from banks	$10,571	$2,480
Investment in bank subsidiary	87,604	69,777
Investment in Trust subsidiaries	928	464
Investment in other securities	1,000	1,000
Other assets	2,071	1,872

Total assets	$102,174	$75,593

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Other liabilities	$111	$153
Subordinated debentures	30,928	15,464

Total liabilities	31,039	15,617

Shareholders’ equity:
Common stock	8,829	4,513
Retained earnings	62,060	54,124
Accumulated other comprehensive income, net of taxes	246	1,339

Total shareholders’ equity	71,135	59,976

Total liabilities and shareholders’ equity	$102,174	$75,593

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF INCOME

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$3,504	$3,426	$3,641
Other operating income			100

Total income	3,504	3,426	3,741

Expenses:
Interest on subordinated debentures	1,410	770	891
Other expenses	349	526	425

Total expenses	1,759	1,296	1,316

Income before income taxes	1,745	2,130	2,425

Income tax benefit	(679)	(466)	(501)

Income before equity in undistributed income of subsidiary	2,424	2,596	2,926

Equity in undistributed income of subsidiary	10,922	7,768	5,913

Net income	$13,346	$10,364	$8,839

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$13,346	$10,364	$8,839
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(10,922)	(7,768)	(5,913)
Increase in other assets	(199)	(893)	(525)
Increase (decrease) in other liabilities	(42)	72	(1)

Net cash provided by operating activities	2,183	1,775	2,400

Cash flows from investing activities:
Investment in bank subsidiary	(8,000)
Investment in Sierra Statutory Trust II	(464)
Proceeds from (investment in) other securities		40	(40)

Net cash provided by (used in) investing activities	(8,464)	40	(40)

Cash flows from financing activities:
(Repayments of) short-term borrowings			(150)
Proceeds from the issuance of subordinated debentures	15,464
Proceeds from exercise of stock options	4,343	1,741	537
Common stock repurchase and retirement	(1,929)	(1,531)	(313)
Dividends paid	(3,506)	(3,346)	(2,590)

Net cash (used in) provided by financing activities	14,372	(3,136)	(2,516)

Net (decrease) increase in cash and cash equivalents	8,091	(1,321)	(156)

Cash and cash equivalents, beginning of year	2,480	3,801	3,957

Cash and cash equivalents, end of year	$10,571	$2,480	$3,801

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2004 and 2003 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2004 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$14,312	$13,476	$12,417	$11,952
Interest expense	2,511	2,274	2,102	1,609

Net interest income	11,801	11,202	10,315	10,343

Provision for loan and lease losses	800	1,000	773	900
Non-interest income	2,197	2,732	2,719	2,609
Non-interest expense	8,048	6,995	7,347	7,535

Net income before taxes	5,150	5,939	4,914	4,517

Provision for taxes	1,819	1,996	1,988	1,371

Net income	$3,331	$3,943	$2,926	$3,146

Diluted earnings per share	$32	$39	$29	$31
Cash dividend per share	$10	$09	$09	$09

	2003 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$11,230	$10,915	$10,324	$10,138
Interest expense	1,588	1,629	1,723	1,934

Net interest income	9,642	9,286	8,601	8,204

Provision for loan and lease losses	1,180	800	725	400
Non-interest income	2,983	2,718	2,514	2,203
Non-interest expense	7,450	7,077	6,992	6,780

Net income before taxes	3,995	4,127	3,398	3,227

Provision for taxes	1,609	1,086	932	756

Net income	$2,386	$3,041	$2,466	$2,471

Diluted earnings per share	$.23	$.30	$.25	$.25
Cash dividend per share	$.12	$.08	$.08	$.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

At a meeting on March 29, 2004, the Audit Committee of the Company dismissed Perry Smith, LLP (“Perry-Smith”) as the Company’s principal independent accountant. At the same meeting, the Audit Committee selected the accounting firm of Vavrinek, Trine, Day & Co., LLP as the independent accountant for the Company’s 2004 fiscal year.

Perry-Smith audited the consolidated financial statements of the Company for the years ended December 31, 2003 and 2002. Perry-Smith’s report on the Company’s financial statements for the last two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

During the subsequent interim period from January 1, 2004 through March 29, 2004, and for the fiscal years ended December 31, 2003 and 2002, there were no disagreements between Perry-Smith and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Perry-Smith, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

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

As permitted by SEC Release No. 34-50754 dated November 30, 2004, this initial filing of the Company’s Form 10-K does not include Management’s annual report on internal control over financialreporting required by Item 308(a) of Regulation S-K or the related Attestation report of the registered public accounting firm required by Item 308(b). These items will be included in an amendment to this Form 10-K expected to be filed no later than April 30, 2005. As of the filing date of this Form 10-K, the Company has not identified any material weakness in its internal control over financial accounting, nor has the Company’s registered public accounting firm communicated to the Company that it has identified such a material weakness.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

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

Other Information Concerning Directors and Executive Officers

The remainder of the information required by Item 10 will be contained in the Company’s definitive Proxy Statement for the its 2005 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION (see Item 14 below)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004, with respect to options outstanding and available under our 1998 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,381,322	$8.62	710,264

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (see Item 14 below)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Items 11, 13, and 14 will be contained in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders, which the Company will file with the SEC within 120 days after the close of the Company’s 2004 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (4)

10.10	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (4)

10.11	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (4)

11	Statement of Computation of Per Share Earnings (5)

14	Code of Ethics

21	Subsidiaries of Sierra Bancorp (6)

23.1	Consent of Vavrinek, Trine, Day & Co., LLP

23.2	Consent of Perry-Smith LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(5)	Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.
(6)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 24, 2004 and incorporated herein by reference.

(b) Financial Statement Schedules

Schedules to the financial statements are omitted because the required information is not applicable or because the required information is presented in the Company’s Consolidated Financial Statements or related notes.

(c) Reports on Form 8-K

•	A filing was made on October 27, 2004 of a press release of October 25, 2004, reporting the Company’s preliminary results of operations and financial condition as of and for the calendar quarter ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2005	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
James C. Holly
President and Chief Executive Officer

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albert L. Berra	Director	March 14, 2005
Albert L. Berra

/s/ Gregory A. Childress	Director	March 14, 2005
Gregory A. Childress

/s/ Robert L. Fields	Director	March 14, 2005
Robert L. Fields

/s/ James C. Holly	Director	March 14, 2005
James C. Holly

/s/ Vincent L. Jurkovich	Director	March 14, 2005
Vincent L. Jurkovich

/s/ Howard H. Smith	Director	March 14, 2005
Howard H. Smith

/s/ Morris A. Tharp	Chairman of the Board	March 14, 2005
Morris A. Tharp

/s/ Robert H. Tienken	Director	March 14, 2005
Robert H. Tienken

/s/ Gordon T. Woods	Director	March 14, 2005
Gordon T. Woods

/s/ Kenneth R. Taylor	Senior Vice President & Chief Financial Officer	March 14, 2005
Kenneth R. Taylor