Form 10-K/A
period 2004-12-31
SIERRA BANCORP
filed 2005-04-20
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

SIERRA BANCORP

EXPLANATORY NOTE

This Amendment to the Annual Report on Form 10-K for Sierra Bancorp (the “Company”) for the fiscal year ended December 31, 2004 (initially filed on March 14, 2005, the “Original Filing”), is being filed to include Management’s annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related Attestation report of the registered public accounting firm required by Item 308(b). As permitted by SEC Release No. 34-50754 dated November 30, 2004, the initial filing of the Company’s Form 10-K did not include those items. However, in order for the Company’s Form 10-K to be deemed as “timely filed”, those items must be included in a Form 10-K amendment to be filed within 45 days of the filing deadline otherwise specified for the Original Filing.

This Amendment is specifically intended to make only the following changes to the Company’s 10-K for the year ended December 31, 2004: 1) to modify Part II Item 9A to include the information required by Items 308(a) and 308(b) of Regulation S-K; 2) to update the requisite Section 302 and Section 906 certifications and the signature page to reflect the filing date of this Amendment; and 3) to modify the list of exhibits to reflect the updated certifications and auditor’s consent and to incorporate by reference any other exhibits filed with the Original Filing. All other information presented in the Original Filing is unaffected by this Amendment, and has thus not been reiterated herein. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing.

PART II

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for the preparation, integrity, and reliability of the consolidated financial statements and related financial information contained in this annual report. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on judgments and estimates of management.

Management has established and is responsible for maintaining effective internal control over financial reporting. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2004.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited management’s assessment, included in the accompanying Report of Management, that Sierra Bancorp and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9 C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Sierra Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, stockholders equity and cash flows for the year ended December 31, 2004 and our report dated January 28, 2005 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 31, 2005

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (4)

10.10	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (4)

10.11	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (4)

11	Statement of Computation of Per Share Earnings (5)

14	Code of Ethics (6)

21	Subsidiaries of Sierra Bancorp (6)

23.1	Consent of Vavrinek, Trine, Day & Co., LLP

23.2	Consent of Perry-Smith LLP (6)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(5)	Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.
(6)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 19, 2005	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
James C. Holly
President
and Chief Executive Officer

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Senior Vice President
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albert L. Berra	Director	April 19, 2005
Albert L. Berra

/s/ Gregory A. Childress	Director	April 19, 2005
Gregory A. Childress

/s/ Robert L. Fields	Director	April 19, 2005
Robert L. Fields

/s/ James C. Holly	Director	April 19, 2005
James C. Holly

/s/ Vincent L. Jurkovich	Director	April 19, 2005
Vincent L. Jurkovich

/s/ Howard H. Smith	Director	April 19, 2005
Howard H. Smith

/s/ Morris A. Tharp	Chairman of the Board	April 19, 2005
Morris A. Tharp

/s/ Robert H. Tienken	Director	April 19, 2005
Robert H. Tienken

/s/ Gordon T. Woods	Director	April 19, 2005
Gordon T. Woods

/s/ Kenneth R. Taylor	Senior Vice President & Chief Financial Officer	April 19, 2005
Kenneth R. Taylor