Form 10-Q
period 2005-03-31
SIERRA BANCORP
filed 2005-05-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

YES ☑    NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,828,175 shares outstanding as of April 30, 2005

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Cash and due from banks	$35,022	$36,735
Federal Funds Sold	19,400	—

Total Cash & Cash Equivalents	54,422	36,735
Securities available for sale	199,003	198,024
Loans and leases:
Gross loans and leases	683,211	696,276
Allowance for loan and lease losses	(9,651)	(8,842)
Deferred loan and lease fees, net	(1,223)	(1,277)

Net Loans and Leases	672,337	686,157
Other equity securities	6,059	5,960
Premises and equipment, net	17,353	17,731
Operating leases, net	2,007	2,057
Other real estate	2,234	2,524
Accrued interest receivable	4,377	4,218
Other assets	44,899	44,077

TOTAL ASSETS	$1,002,691	$997,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$241,603	$235,732
Interest bearing demand	67,704	62,887
Savings	72,696	68,192
MMDA’s	115,578	137,545
TDOA’s, IRA’s & KEOGH’S	21,486	22,195
Time deposits < $100,000	84,178	84,576
Time deposits ≥ $100,000	165,848	131,576

Total Deposits	769,093	742,703
Federal funds purchased and repurchase agreements	28,720	24,187
Short Term Borrowings	15,000	43,800
Long Term Borrowings	75,000	75,000
Accrued interest payable	1,995	1,053
Other liabilities	8,763	8,677
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	929,499	926,348

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,775,923 and 9,649,258 shares issued and outstanding at March 31, 2005 and
December 31, 2004, respectively	10,310	8,829
Retained earnings	64,044	62,060
Accumulated other comprehensive income	(1,162)	246

TOTAL SHAREHOLDER’S EQUITY	73,192	71,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,002,691	$997,483

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2005	For the Quarter Ended March 31, 2004
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$26	$8
US Treasury securities	4	4
US Gov’t agencies	60	98
State and political subdivsions	334	342
Mortgage-backed securities	1,557	423
Restricted Stock	—	15
Loans and leases, including fee income	12,678	11,062

Total interest income	14,659	11,952
INTEREST EXPENSE:
Interest on deposits	1,677	1,348
Interest on borrowed funds	1,154	261

Total interest expense	2,831	1,609
Net Interest Income	11,828	10,343
Provision for loan losses	1,000	900

Net Interest Income after Provision for Loan Losses	10,828	9,443
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,302	1,523
Gains on sales of loans	527	117
(Loss) gain on investment securities	(330)	5
Other	1,160	964

Total other operating income	2,659	2,609
OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,066	3,708
Occupancy expense	1,497	1,364
Other	3,173	2,463

Total other operating expenses	8,736	7,535

INCOME BEFORE PROVISION FOR INCOME TAXES	4,751	4,517
Provision for income taxes	1,490	1,371

NET INCOME	$3,261	$3,146

Other comprehensive (loss) income, unrealized (loss) gain on securities available for sale, net of income taxes	(1,408)	149
COMPREHENSIVE INCOME	$1,853	$3,295

PER SHARE DATA
Book value	$7.49	$6.71
Cash dividends	$0.11	$0.09
Earnings per share basic	$0.34	$0.34
Earnings per share diluted	$0.31	$0.31
Average shares outstanding, basic	9,723,454	9,353,761
Average shares outstanding, diluted	10,386,027	10,081,680

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities
Net income	$3,261	$3,146
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Gain) on investments	330	(5)
Gain on sales of loans	(527)	(117)
Gain on sale of other real estate	(39)	—
Writedown to OREO	260	—
Provision for loan losses	810	900
Depreciation and amortization	791	697
Net amortization on securities premiums and discounts	358	365
(Increase) Decrease in unearned net loan fees	(54)	39
Increase in cash surrender value of life insurance policies	(157)	(145)
Proceeds from sales of loans held for sale	32,648	6,339
Originations of loans held for sale	(31,802)	(6,361)
Decrease (Increase) in interest receivable and other assets	62	(3,177)
Increase in other liabilities	1,028	258

Net cash provided by operating activities	6,969	1,939

Cash Flows from Investing Activities
Maturities of securities available for sale	1,785	3,503
Proceeds from sales/calls of securities available for sale	—	4,550
Purchases of securities available for sale	(14,729)	(20,116)
Principal paydowns on securities available for sale	9,215	3,779
Decrease (Increase) in loans receivable, net	12,745	(1,322)
Purchases of premises and equipment	(363)	(1,478)
Proceeds from sales of other real estate	69	—
Other	—	(378)

Net cash provided by (used in) investing activities	8,722	(11,462)

Cash Flows from Financing Activities
Increase in deposits	26,390	9,430
Decrease in borrowed funds	(28,800)	(19,604)
Increase in repurchase agreements	4,533	12,951
Proceeds from issuance of subordinated debentures	—	15,464
Cash dividends paid	(1,070)	(840)
Stock repurchased	(214)	—
Stock options exercised	1,157	443

Net cash provided by financing activities	1,996	17,844

Increase in cash and due from banks	17,687	8,321
Cash and Cash Equivalents
Beginning of period	36,735	53,042

End of period	$54,422	$61,363

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

At the present time, the Company’s only other direct subsidiaries are Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Statutory Trust II, formed in March 2004 also for the purpose of issuing capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Capital Trust I and Sierra Statutory Trust II are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include the Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in California’s South San Joaquin Valley. Bank of the Sierra is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. The Bank operates eighteen full service branch offices throughout this geographic footprint, and has received regulatory approvals for an office in Reedley and a third Bakersfield location. In addition to its full-service branches, the Bank has an agricultural credit unit with lending staff located at corporate headquarters and in Fresno, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2004 have been reclassified to be consistent with the reporting for 2005. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted. This SOP also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this new standard did not have any impact on the Company’s financial statements.

On December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that stock-based compensation transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method, whereby they must recognize equity compensation cost from the beginning of the period in which the recognition provisions are first applied as if the fair value method had been previously used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. For public companies, the effective date of this statement is for interim or annual periods beginning after June 15, 2005, which for the Company would be July 1, 2005. However, SEC release no. 33-8568 allows registrants that are non-small business issuers to delay implementation until the beginning of their first fiscal year after June 15, 2005, meaning January 1, 2006 for the Company. The Company has been disclosing the impact of this accounting methodology pursuant to previously accepted accounting principles, and expects that the impact upon implementation in 2006 will continue to be a similar level of reduction in net income.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2005 and 2004, cash paid for interest due on interest-bearing liabilities was $736,000 and $1.1 million, respectively. There was no cash paid for income taxes during the three months ended March 31, 2005, and $2.0 million paid for income taxes during the three months ended March 31, 2004. There was no real estate acquired in the settlement of loans for the three months ended March 31, 2005, and $259,000 acquired for the three months ended March 31, 2004. There were no loans made to finance the sale of other real estate for the three months ended March 31, 2005 or the three months ended March 31, 2004.

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

	For the 3-month period ended:
	March 31, 2005	March 31, 2004
Net income, as reported (in $000’s)	$3,261	$3,146
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	49	55

Pro forma net income (in $000’s)	$3,212	$3,091

Basic earnings per share - as reported	$0.34	$0.34
Basic earnings per share - pro forma	$0.33	$0.33
Diluted earnings per share - as reported	$0.31	$0.31
Diluted earnings per share - pro forma	$0.31	$0.31
Weighted average fair value of options granted during period	$6.18	$4.67
Assumptions for determining fair values:
Dividend yield	1.95%	2.25%
Projected stock price volatility	30.03%	30.98%
Risk-free interest rate	3.80%	3.53%
Expected option term (from option date)	5.8 years	6.0 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. There were 9,723,454 weighted average shares outstanding during the first quarter of 2005, and 9,353,761 during the first quarter of 2004. Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. For the first quarter of 2005, the dilutive effect of options outstanding calculated under the treasury stock method totaled 662,573 shares, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2004, shares totaling 727,919 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the 3-month period ended:
	March 31, 2005	March 31, 2004
Net income	$3,261	$3,146
Other comprehensive (loss)/income:
Unrealized holding (loss)/gain	(2,392)	255
Less: reclassification adjustment	0	5

Pre-tax other comprehensive (loss)/income	(2,392)	250
Less: tax impact of above	(984)	101

Net other comprehensive (loss)/income	(1,408)	149

Comprehensive income	$1,853	$3,295

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2005	December 31, 2004
Commitments to extend credit	$217,956	$215,566
Standby letters of credit	$17,084	$19,842
Credit card commitments	$42,258	$41,880

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; loan origination costs, which are estimated in aggregate by loan type based on an annual evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; estimated residual values on leases, which have the potential to vary significantly from actual market values at lease termination; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the market capitalization of the Company; and depreciation expense, especially on technology equipment due to the potential impact of unexpected changes in the useful life of such equipment.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

Many of the differences in the Company’s results of operations and financial condition in first quarter of 2005 relative to first quarter of 2004 can be explained by a leverage strategy that was implemented in April 2004. This strategy entailed the purchase of over $100 million in mortgage-backed securities that are guaranteed by agencies of the Federal Government. The purchase was financed primarily with collateralized borrowings from the Federal

Home Loan Bank (“FHLB”), with original maturities ranging from overnight to five years. The leverage transaction also involved the purchase of more than $4 million in FHLB stock, a dividend-yielding investment that was necessary to facilitate the increased level of borrowings from that institution. Based on the expected average life of the mortgage-backed securities, we anticipate the return of the majority of invested principal within five years of inception of the strategy and thus effectively view this as a five-year strategy.

The net interest margin for this specific transaction averaged an annualized 169 basis points through the end of March 2005, although it fluctuates with variances in the amortization of purchase premiums caused by changes in the level of prepayments on the mortgage-backed securities. Net interest income generated by the transaction has been about $337,000 thus far in 2005, which boosted the Company’s first quarter return on equity by over 100 basis points. Because of the addition of a significant level of assets, however, the Company’s return on assets for the first quarter of 2005 was about 5 basis points lower than it otherwise would have been. Further details of the impact of the leverage strategy on the Company’s performance are outlined in various sections below, including the section entitled “Net Interest Income and Net Interest Margin”.

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

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended March 31, 2005 was $3.3 million compared with $3.1 million for the quarter ended March 31, 2004, an improvement of 4%. Basic and diluted earnings per share for the first quarter of 2005 were $0.34 and $0.31, compared to $0.34 and $0.31 for the first quarter of 2004. The Company’s annualized return on average equity was 18.32% and annualized return on average assets was 1.32% for the quarter ended March 31, 2005, compared to a return on equity of 20.66% and return on assets of 1.58% for the quarter ended March 31, 2004.

The primary drivers behind the variance in net income for the first quarter of 2005 relative to the first quarter of 2004 are as follows:

•	Net interest income increased by $1.5 million, or 14%, due mainly to the addition of $78 million in average loans and $112 million in average investments and fed funds sold.

•	Service charges on deposits declined by $221,000, or 15%, however the Company realized a $527,000 gain from the sale of $21 million in mortgage loans in March 2005, resulting in a $410,000 increase in loan sale income.

•	The Company wrote down its investment in Diversified Holdings by $330,000, resulting in a loss on investment securities.

•	Salaries and benefits expense increased $358,000, or 10%, due to a 7% increase in salaries and a 17% increase in the cost of benefits.

•	Occupancy expense increased by $133,000, or 10%, due to annual rent increases, costs associated with an additional branch, expenses related to enhanced physical and information security, and depreciation on new telecommunications equipment.

•	Other non-interest expenses include a $200,000 charge to write down a foreclosed property, a $258,000 increase in marketing expenses that is related to timing and should decline in future quarters, and a $115,000 increase in audit and review costs related to Sarbanes-Oxley Section 404 (SOX 404).

FINANCIAL CONDITION SUMMARY

The Company’s total assets were slightly over $1 billion at March 31, 2005, an increase of $5 million, or 0.5%, over total assets of $997 million at December 31, 2004. The most significant changes in the Company’s balance sheet during the first quarter of 2005 are outlined below:

•	Gross loan and lease balances dropped by $13 million, or 2%, from December 31, 2004, ending the quarter at $683 million. The decline was due to the sale of $21 million in mortgage loans.

•	Total non-performing assets were $3.9 million at March 31, 2005, a decline of over $1 million, or 22%, relative to year-end 2004.

•	Federal funds sold increased by $19.4 million, mainly due to the influx of cash from the sale of mortgage loans.

•	Demand, NOW, and savings account balances continue to show relatively strong growth, increasing by a combined $15 million, or 4%. Money market demand account balances dropped by $22 million, or 16%, although $13 million of that decrease is due to the transfer of a single customer account to time deposits over $100,000. In addition to the transfer from money market balances, the increase in time deposits over $100,000 includes an $11 million increase in brokered funds.

•	The Company was able to reduce short-term borrowings from the Federal Home Loan Bank by $29 million due to growth in deposits and customer repurchase agreements.

EARNINGS PERFORMANCE

As discussed in the Results of Operations Summary and reflected in the Consolidated Statements of Income, during the quarter ended March 31, 2005 the Company generated net income of $3.3 million, as compared to $3.1 million for the first quarter of 2004. The Company earns income from two key sources: net interest income, which is the difference between interest income generated from the successful deployment of earning assets and interest expense on interest-bearing liabilities; and net non-interest income, which is primarily comprised of various sources of non-interest fee income less the operating costs associated with providing a full range of banking services to customers.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended March 31, 2005 (a) (b) (f)			For the Quarter Ended March 31, 2004 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$4,145	$26	2.54%	$3,175	$8	1.01%
Taxable	$166,014	$1,621	3.96%	$53,528	$525	3.94%
Non-taxable	$33,121	$334	6.20%	$34,529	$342	6.04%
Equity	$8	$—	0.00%	$11	$—	0.00%

Total Investments	$203,288	$1,981	4.30%	$91,243	$875	4.63%

Loans and Leases:(c)
Agricultural	$11,573	$198	6.94%	$10,817	$151	5.61%
Commercial	$119,164	$2,152	7.32%	$108,099	$1,986	7.39%
Real Estate	$496,892	$9,038	7.38%	$438,854	$7,908	7.25%
Consumer	$48,779	$846	7.03%	$39,120	$695	7.15%
Credit Cards	$10,902	$258	9.60%	$10,628	$308	11.66%
Direct Financing Leases	$3,207	$55	6.96%	$644	$14	8.74%
Other	$2,265	$131	23.46%	$6,378	$—	0.00%

Total Loans and Leases	$692,782	$12,678	7.42%	$614,540	$11,062	7.24%

Other Earning Assets	$7,048	$—	0.00%	$2,827	$15	2.13%
Total Earning Assets(e)	$903,118	$14,659	6.66%	$708,610	$11,952	6.88%

Non-Earning Assets	$95,775			$91,536

Total Assets	$998,893			$800,146

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$65,825	$15	0.09%	$55,599	$13	0.09%
Savings Accounts	$69,784	$91	0.53%	$52,328	$62	0.48%
Money Market	$131,599	$214	0.66%	$129,852	$245	0.76%
TDOA’s, IRA & KEOGH’s	$22,191	$98	1.79%	$21,648	$94	1.75%
Certificates of Deposit<$100,000	$84,056	$402	1.94%	$99,778	$391	1.58%
Certificates of Deposit≥ $100,000	$141,719	$857	2.45%	$131,971	$543	1.65%

Total Interest Bearing Deposits	$515,174	$1,677	1.32%	$491,176	$1,348	1.10%
Borrowed Funds:
Federal Funds Purchased	$695	$4	2.33%	$—	$—	0.00%
Repurchase Agreements	$27,554	$24	0.35%	$18,667	$15	0.32%
Short Term Borrowings	$26,289	$161	2.48%	$7,985	$23	1.16%
Long Term Borrowings	$75,000	$466	2.52%	$—	$—	0.00%
TRUPS	$30,928	$499	6.54%	$18,013	$223	4.98%

Total Borrowed Funds	$160,466	$1,154	2.92%	$44,665	$261	2.35%

Total Interest Bearing Liabilities	$675,640	$2,831	1.70%	$535,841	$1,609	1.21%

Demand Deposits	$239,870			$193,129

Other Liabilities	$11,207			$9,921

Shareholders’ Equity	$72,176			$61,255
Total Liabilities and Shareholders’ Equity	$998,893			$800,146

Interest Income/Earning Assets			6.66%			6.88%
Interest Expense/Earning Assets			1.27%			0.91%

Net Interest Income and Margin(d)		$11,828	5.39%		$10,343	5.97%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $466 thousand and $552 thousand for the quarters ended March 31, 2005 and 2004.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Net interest income for the first quarter of 2005 was $11.8 million compared to $10.3 million in the first quarter of 2004, an increase of $1.5 million, or 14%. The Company’s tax-equivalent net interest margin for the first quarter of 2005 was 5.39%, which is 58 basis points lower than the 5.97% margin realized in the first quarter of the previous year. Approximately 11 basis points of the difference was the result of $190,000 in interest recovered on a non-accruing loan that paid off in the first quarter of 2004. However, the primary reason for the decline was the leverage strategy, which increased average investments by $92 million and added $337,000 to net interest income during the quarter but lowered the Company’s net interest margin to 44 basis points below what it otherwise would have been.

Beyond the $92 million balance increase resulting from the leverage strategy, we added another $20 million to the bond portfolio to strengthen the Company’s liquidity position, thus bringing the overall quarterly average increase to $112 million. The individual components of the investment portfolio had higher yields in the first quarter of 2005 than in the first quarter of 2004, resulting in a slightly positive rate variance. However, the higher weighting of relatively lower-yielding taxable investments caused the overall yield of the portfolio to decline by 33 basis points. Exacerbating this negative net interest margin impact is a 57 basis point increase in the cost of borrowed funds, caused by a $13 million increase in the average balance of relatively high-cost trust-preferred securities and a $75 million increase in relatively high-cost long-term borrowings.

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

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended March 31, 2005 over 2004
	Increase (decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$2	16	$18
Taxable	$1,103	(7)	$1,096
Non-taxable(1)	$(14)	6	$(8)
Equity	$—	—	$—

Total Investments	$1,091	$15	$1,106

Loans and Leases:
Agricultural	$11	36	$47
Commercial	$203	(37)	$166
Real Estate	$1,046	84	$1,130
Consumer	$172	(21)	$151
Credit Cards	$8	(58)	$(50)
Direct Financing Leases	$56	(15)	$41
Other	$—	131	$131

Total Loans and Leases	$1,496	$120	$1,616

Other Earning Assets	$22	(37)	$(15)

Total Earning Assets	$2,609	$98	$2,707

Liabilities
Interest Bearing Deposits:
NOW	$2	—	$2
Savings Accounts	$21	8	$29
Money Market	$3	(34)	$(31)
TDOA’s & IRA’s	$2	2	$4
Certificates of Deposit < $100,000	$(62)	73	$11
Certificates of Deposit > $100,000	$40	274	$314

Total Interest Bearing Deposits	$6	$323	$329

Borrowed Funds:
Federal Funds Purchased	$—	4	$4
Repurchase Agreements	$7	2	$9
Short Term Borrowings	$53	85	$138
Long Term Borrowings	$—	466	$466
TRUPS	$160	116	$276

Total Borrowed Funds	$220	$673	$893

Total Interest Bearing Liabilities	$226	$996	$1,222

Net Interest Margin/Income	$2,383	$(898)	$1,485

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

While the impact of the leverage strategy has already been discussed, isolating variances associated with loans and deposits can also be revealing. Average loan balances increased by $78 million for the quarter, while average deposit and customer repurchase agreement (“repo”) balances increased by a combined $80 million. The net volume variance for loans, deposits, and repos caused net interest income to increase by $1.5 million, while the net rate variance associated with those products caused net interest income to decline by $205,000. The Company is currently slightly asset-sensitive and would typically be expected to experience a favorable rate variance in a rising rate environment. However, the rate variance includes the aforementioned $190,000 interest adjustment in commercial loans in 2004, and was also negatively impacted by about $100,000 due to one less day in the first quarter of 2005 than in the first quarter of 2004. Furthermore, the differential between the Company’s prime rate and the Wall Street Journal prime rate has gradually been reduced which has caused the yield on some commercial and real estate loans to increase at a slower rate, and yields on consumer and credit card loans declined due to lower promotional rates offered on those products during much of 2004.

Average non-earning assets fell to 10% of average total assets from 11% in the first quarter of the previous year. The average balance of demand deposits, shareholders’ equity and other liabilities fell approximately the same on a relative basis, dropping to 32% of average total assets from 33% in the previous year and offsetting the impact that a decline in average non-earning assets might otherwise have had.

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

For the quarter ended March 31, 2005, the Company’s provision for loan and lease losses was $1 million, which is $100,000 higher than the $900,000 provided in the first quarter of 2004. The loan loss provision was higher despite a 33% decrease in non-performing loans since the end of December 2004 and a 39% decline in net charged-off balances for the first quarter of 2004, due mainly to an increase in loan balances, recognition of the increasing potential for a correction in the real estate market, and an increased specific reserve for a $2.5 million unsecured loan that the borrower has indicated will not be repaid in a timely manner. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses”.

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflect a negligible $50,000 increase in total other operating income (non-interest income) for the quarter ended March 31, 2005 relative to the quarter ended March 31, 2004. Because the leverage strategy increased quarterly average earning assets by $92 million but did not impact non-interest income, total non-interest income declined to 1.19% of average earning assets for the quarter from 1.48% in the first quarter of 2004.

Total other operating expenses (non-interest expenses) were $8.7 million for the three months ended March 31, 2005 and $7.5 million for the same period in 2004, an increase of 16%. As with non-interest income, non-interest expenses experienced a significant drop relative to average earning assets due to the increase in average assets.

The percentage increase in net interest plus other income was smaller than the percentage change in non-interest expense, thus the Company’s tax-equivalent overhead efficiency ratio increased to 57.8% for the first quarter of 2005 relative to 56.9% for the first quarter of 2004. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with securities gains/losses and the provision for loan losses excluded from the equation. The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the first quarter of 2005 relative to the first quarter of 2004.

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended March 31,
	2005	% of Total	2004	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,302	48.97%	$1,523	58.38%
Other service charges, commissions & fees	$772	29.03%	$614	23.53%
Gains on sales of loans	$527	19.82%	$117	4.48%
Loan servicing income	$33	1.24%	$46	1.76%
Bank owned life insurance	$253	9.51%	$246	9.43%
Other	$(228)	-8.57%	$63	2.42%

Total non-interest income	$2,659	100.00%	$2,609	100.00%
As a percentage of average earning assets (2)		1.19%		1.48%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$4,066	46.54%	$3,708	49.21%
Occupancy costs
Furniture & equipment	$806	9.23%	$775	10.29%
Premises	$691	7.91%	$589	7.82%
Advertising and marketing costs	$496	5.68%	$238	3.16%
Data processing costs	$298	3.41%	$300	3.98%
Deposit services costs	$304	3.48%	$305	4.05%
Loan services costs
Loan processing	$87	1.00%	$74	0.98%
ORE owned	$222	2.54%	$36	0.48%
Credit card	$146	1.67%	$135	1.79%
Other operating costs
Telephone & data communications	$203	2.32%	$194	2.57%
Postage & mail	$128	1.47%	$109	1.44%
Other	$409	4.68%	$331	4.39%
Professional services costs
Legal & accounting	$351	4.02%	$210	2.79%
Other professional service	$328	3.75%	$345	4.58%
Stationery & supply costs	$145	1.66%	$143	1.90%
Sundry & tellers	$56	0.64%	$43	0.57%

Total non-interest Expense	$8,736	100.00%	$7,535	100.00%

As a % of average earning assets		3.92%		4.28%
Efficiency Ratio (1)	57.78%		56.85%

(1)	Tax Equivalent

(2)	Annualized

Included in the non-interest income category is a $410,000 increase in gains on sales of loans resulting from the sale of $21 million in mortgage loans, and a $158,000 increase in other service charges. Other service charges were higher due mainly to additional rental income from equipment leased to others, an increase in credit card and check card interchange fees from a higher level of activity, and higher ATM charges due to increased usage.

These increases were mostly offset by a drop of $221,000 in service charges on deposit accounts, and a decline of $291,000 in other non-interest income. Despite fairly significant increases in average transaction account balances, service charges on deposit accounts fell by 15% due to three key factors: 1) A higher proportion of transaction accounts in 2005 are so-called “free” accounts that are initially free of service charges; 2) starting in 2005, returned item and overdraft charges that are deemed to be uncollectible are being reversed against service charges on deposits rather than reflected in sundry and teller expenses as had previously been done; and, 3) hard-dollar charges for business accounts on “analysis” have declined as the earnings credit rate for those accounts has increased. Management views free accounts as a defensive product, and the negative service charge impact is overcome by the fact that they provide interest-free funding, expand the Company’s customer base, and increase cross-sell opportunities for other Bank products such as consumer loans and relatively low-cost savings accounts.

Other non-interest income includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America. Other non-interest income declined due to an investment loss in the first quarter of 2005 resulting from a $330,000 write-down of the Company’s $1 million investment in Diversified Holdings Corporation, a title insurance holding company. The primary operating subsidiaries of that company are in the process of being sold, and it appears that the net proceeds could equate to approximately 70% of the book value of the investment. This loss was partially offset by $39,000 in gains from the sale of other real estate owned for the first quarter of 2005. Income received from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, was up about $5,000, or 9%, for the quarter.

Loan servicing income fell slightly, going down by $13,000 for the quarter. Most of the Company’s serviced loans are agricultural mortgage loans, however a small number of SBA loans are also included. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will continue to refer, for a fee, the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Bank-owned life insurance (BOLI) income increased by $7,000, or about 3%. The majority of the Company’s BOLI is single-premium general account BOLI, with an interest credit rate that does not change frequently and is floored at no less than 4%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, at March 31, 2005 the Company had approximately $1 million invested in BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These BOLI accounts have returns pegged to deferred compensation participant investment allocations, and are thus subject to loss of principal depending on equity market movements.

As the largest component of non-interest expense, salaries and employee benefits experienced the most significant dollar increase of all expense categories, rising by $358,000, or 10%, for the first quarter of 2005 relative to the first quarter of 2004. Salaries increased by 7% due to the following: Regular annual increases; employee salaries for the Clovis branch added in June 2004; the salary for the new manager of the Dinuba/Reedley service area; the salaries of staff added to enable compliance with the Gramm-Leach-Bliley Act, the Bank Secrecy Act, and SOX 404; and selective staff additions and hours increased for part-time workers in certain other branches to enable us to capitalize on the growth potential in those areas. The cost of benefits grew by almost 17% for the quarter, continuing to outpace the percentage increase in salaries. Most of the increase was centered in workers compensation and group health insurance premiums. Aggregate salaries and benefits fell to 46.5% of total non-interest expense for the first three months of 2005, from 49.2% in the first three months of 2004. The Company had 342 full-time equivalent employees at March 31, 2005, and 326 full-time equivalents at March 31, 2004.

Occupancy expense, including furniture and equipment maintenance and depreciation, increased $133,000, or 10%, for the first quarter of 2005 relative to the first quarter of 2004, due to a combination of regular annual increases, the branch in Clovis, the enhancement of physical and information security, and depreciation on equipment and software associated with the Company’s migration to VOIP telecommunications technology. Occupancy expense was 17.1% of total non-interest expense for the first three months of 2005, down from 18.1% for the first three months of 2004.

Other notable changes in expenses occurred in advertising and marketing, OREO, accounting, and other miscellaneous costs. The increase in marketing costs is primarily the result of the timing of payments for certain marketing campaigns kicked off during the first quarter of 2005, and management expects that these costs will decline somewhat in future quarters and should total around $1.5 million for the year. OREO expenses were higher due to a $200,000 one-time charge to write down an OREO property, subsequent to our receipt of an updated appraisal. Accounting expenses for the first quarter of 2005 include charges from our principal accountant for their testing and evaluation work related to SOX 404. Not including internal staff time and expenses, consulting and audit expenses related to our 2004 SOX 404 assessment of internal controls have reached $440,000 to date. The increase in the “other” category in other operating costs is primarily due to an increase in pass-through expenses related to our limited partnership investments in low-income housing tax credit funds. Most other expense categories either declined or experienced fairly minimal increases.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. This tax provision was $1.5 million for the first quarter of 2005 and $1.4 million for the first quarter of 2004, representing 31% and 30%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The provision for income taxes increased slightly as a percentage of pre-tax income in 2005, since permanent differences have not changed appreciably and the $234,000 increase in pre-tax income is taxable at the Company’s marginal tax rate.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, overnight fed funds sold, and other equity securities. These serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income.

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

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2005		December 31, 2004
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$506	$499	$506	$506
US Gov’t agencies	8,007	7,908	6,013	6,004
Mortgage-backed securities	159,753	157,097	159,576	158,722
State & political subdivisions	32,704	33,492	31,504	32,783
Other equity securities	6	7	6	9

Total Investment Securities	$200,976	$199,003	$197,605	$198,024

The carrying value of the investment portfolio was $199 million at March 31, 2005 and $198 million at December 31, 2004, an increase of $1 million, or 0.5%. The balance of mortgage-backed securities declined slightly due to prepayments. The balance of municipal bonds increased slightly as the Company took advantage of improved yields in that sector, and additional government agency securities were purchased for pledging purposes. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $176 million at March 31, 2005, and $177 million at December 31, 2004.

There were $19.4 million in fed funds sold at March 31, 2005, and none at December 31, 2004. The increase represents the short-term investment of cash received from the sale of mortgage loans. The Company’s investment in the time deposits of other banks totaled $535,000 at both March 31, 2005 and December 31, 2004, and non-marketable equity securities were close to $6 million at both dates. Non-marketable equity securities consist primarily of FHLB stock. Total investments increased to 22% of assets at March 31, 2005 from 20% at December 31, 2004, primarily due to the increase in fed funds sold.

LOAN PORTFOLIO

The Company’s loan and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $683 million at the end of March 2005. This represents a $13 million decline since December 31, 2004, however $21 million in mortgage loans were sold in March 2005. Based on the current level of loans in process of approval, management anticipates growth sufficient to bring the Company back to its original targeted average increase of approximately $6 million per month for the year, although no assurance can be given that this loan growth will materialize.

A comparative schedule of the distribution of the Company’s loans at March 31, 2005 and December 31, 2004, by outstanding balance as well as by percentage of total loans, is presented in the following Loan Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31 2005	December 31 2004
Agricultural	$12,519	$13,146
Commercial and industrial	$96,457	$97,810
Real Estate:
Secured by commercial/professional office Properties including construction and development	$336,080	$336,065
Secured by residential properties	$113,695	$126,241
Secured by farmland	$38,851	$37,648
Held for sale	$119	$440

Total Real Estate	$488,745	$500,394
Small Business Administration loans	$21,659	$21,547
Consumer loans	$48,868	$48,992
Credit cards	$10,573	$10,897
Direct Financing Leases	$4,390	$3,490

Total Loans and Leases	$683,211	$696,276

Percentage of Total Loans and Leases
Agricultural	1.83%	1.89%
Commercial and industrial	14.12%	14.05%
Real Estate:
Secured by commercial/professional office Properties including construction and development	49.19%	48.27%
Secured by residential properties	16.64%	18.13%
Secured by farmland	5.69%	5.41%
Held for sale	0.02%	0.06%

Total Real Estate	71.54%	71.87%
Small Business Administration loans	3.17%	3.09%
Consumer loans	7.15%	7.04%
Credit cards	1.55%	1.57%
Direct Financing Leases	0.64%	0.49%

Total	100.00%	100.00%

The mortgage loan sale is evident in the $13 million decrease in real estate loans secured by residential properties, which would have increased by $8 million if not for the sale. Several other loan categories declined slightly, although as noted previously loan demand appears to be strong in the Company’s market areas and we expect to end the year with growth of at least 10% in outstanding loan balances. Loan growth cannot be forecast with any degree of certainty, however, due to the many variables that ultimately impact such growth.

Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $23 million as of March 31, 2005, compared to $25 million at December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $260 million at March 31, 2005 as compared to $257 million at December

31, 2004, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 38% of gross loans outstanding at March 31, 2005, and 37% as of December 31, 2004. In addition to unused loan commitments, the Company had stand-by letters of credit totaling $17 million at March 31, 2005 and $20 million at December 31, 2004. This represents 6% of total commitments as of March 31, 2005, and 7% at December 31, 2004.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NON-PERFORMING ASSETS

Non-performing assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s non-performing assets.

Non-performing Assets

(dollars in thousands, unaudited)

	March 31 2005	December 31 2004	March 31 2004
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$203
Commercial and industrial	$—	$393	$473
Real Estate
Secured by commercial/professional office properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$180
Secured by farmland	$1,305	$1,313	$1,504
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$1,305	$1,313	$1,684
Small Business Administration loans	$222	$255	$764
Consumer loans	$74	$168	$146
Credit cards	$30	$19	$20
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$1,631	$2,148	$3,290

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$280	$—
Consumer loans	$—	$20	$—
Credit cards	$—	$—	$—
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$—	$300	$—

TOTAL NONPERFORMING LOANS	$1,631	$2,448	$3,290
Other real estate	$2,234	$2,524	$3,041

Total nonperforming assets	$3,865	$4,972	$6,331

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.24%	0.35%	0.54%
Nonperforming assets as a % of total gross loans and leases and other real estate	0.56%	0.71%	1.03%

Total non-performing assets fell to $3.9 million at March 31, 2005 from $5.0 million at December 31, 2004, a drop of $1.1 million or 22%, with net charge-offs accounting for $191,000 of the reduction. Another $290,000 of the decline can be explained by the sale or write-down of other real estate owned, and the remainder is due to various non-performing loan balances that were paid off or reduced in principal. Approximately $186,000 of the total non-performing balance at March 31, 2005 is guaranteed by the U.S. Government, and most of the remaining total is either secured by real estate or is in the form of repossessed real estate. Based on current appraised values minimal losses are anticipated on these balances, although no assurance can be given that losses will not exceed expectations. We recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

While not reflected in the table above, a $2.5 million unsecured commercial loan was placed on non-accrual status subsequent to quarter-end and will likely cause a large increase in non-performing assets for the second quarter of 2005. At the end of January 2005, we were advised by the borrowers on that loan that they will be unable to comply with current repayment terms because of a dispute over payments due to them under a government contract. The principal came due in April 2005, and as expected the borrowers do not have the means to repay the loan. The

Company has been assured in writing that the borrowers intend to repay all principal and interest, however attempts to restructure the loan and bring interest current have been unsuccessful to date. As of the filing date of this report, interest on the loan is more than three months past due. In view of current uncertainties and in accordance with the Company’s policy as described above, we have classified the loan as “non-accrual” and increased the specific allowance for losses allocated to that loan (see “ – Provision For Loan and Lease Losses” above).

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At March 31, 2005 the allowance for loan and lease losses was $9.7 million, or 1.41% of gross loans, an increase of $809,000 relative to the $8.8 million allowance at December 31, 2004 that was 1.27% of gross loans. With the increase in the allowance and the decrease in non-performing loans, the allowance rose to 592% of non-performing loans at March 31, 2005 from 361% at December 31, 2004. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $136,000 at March 31, 2005.

We employ a systematic methodology for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed reviews of other loans either individually or in pools. While this methodology utilizes historical data and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended March 31 2005	For the Year Ended December 31 2004	For the Quarter Ended March 31 2004
Balances:
Average gross loans and leases outstanding during period	$692,782	$636,598	$614,540

Gross loans and leases outstanding at end of period	$683,211	$696,276	$612,116

Allowance for Loan and Lease Losses:
Balance at beginning of period	$8,842	$6,701	$6,701
Provision charged to expense	$1,000	$3,473	$900
Charge-offs
Agricultural	$—	$60	$60
Commercial & industrial loans(1)	$83	$459	$103
Real estate loans	$—	$—	$—
Consumer loans	$72	$596	$145
Leases	$—	$—	$—
Credit card loans	$66	$402	$165
Overdrafts	$59	$254	$—

Total	$280	$1,771	$473

Recoveries
Agricultural	$3	$143	$11
Commercial & industrial loans(1)	$27	$95	$69
Real estate loans	$2	$—	$—
Consumer loans	$15	$120	$54
Leases	$—	$—	$—
Credit card loans	$23	$71	$24
Overdrafts	$19	$10	$—

Total	$89	$439	$158

Net loan charge offs	$(191)	$(1,332)	$(315)

Balance	$9,651	$8,842	$7,286

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.03%	0.21%	0.05%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.41%	1.27%	1.19%
Allowance for Loan Losses to Non-Performing Loans	591.72%	361.19%	221.46%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.98%	15.06%	4.32%
Net Loan Charge-offs to Provision for Loan Losses	19.10%	38.35%	35.00%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and reduced by actual net charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $1 million in the first quarter of 2005, a $100,000 increase relative to the $900,000 provision in the first quarter of 2004. The Company had net charge-offs of $191,000 against the allowance in the first quarter of 2005, versus $315,000 in the first quarter of 2004.

The Company considers its allowance for loan and lease losses of $9.7 million at March 31, 2005 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $35 million at March 31, 2005, a slight decrease from the $37 million balance at December 31, 2004. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $36 million average of cash and due from banks for the first three months of 2005 was about $2 million less than the $38 million average for all of 2004. Average cash balances have been declining due to in part to closer monitoring and more efficient management of branch cash levels. The Company also enrolled in the Federal Reserve Bank of San Francisco’s “explicit float” program during 2004, which provides immediate credit for most items presented for collection. It is expected that as additional branches commence operations, the Company’s balance of cash will increase to meet the needs of those branches.

Net premises and equipment decreased by $378,000, or 2%, since the end of 2004, to its balance of $17.4 million at March 31, 2005. The decrease can be explained by depreciation on the Company’s fixed assets. Other assets were $45 million at March 31, 2005, an increase of less than $1 million, or 2%, relative to December 31, 2004.

At March 31, 2005, the Company’s other assets included a $2.8 million net deferred tax asset. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes, therefore the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

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

Overall, deposits increased by $26 million, or 4%, to $769 million at March 31, 2005 from $743 million at December 31, 2004. Demand deposits grew by $6 million, or 2%, largely because of a new direct mail marketing campaign targeting retail checking accounts. NOW accounts grew by $5 million, or 8%, and savings account balances increased $5 million, or 7%, primarily due to cross-sell efforts on new demand deposit accounts. Money market accounts declined by $22 million, or 16%, due in large part to a $13 million account that moved to time deposits over $100,000. It is management’s opinion that aggressive deposit retention efforts for more rate-sensitive money market accounts and time deposits may become increasingly necessary as alternative investment products regain popularity.

Including the aforementioned $13 million transfer, total time deposits over $100,000 increased by $34 million. The increase also includes an $11 million increase in brokered time deposits. The Company had a total of $64 million in brokered deposits on its books at March 31, 2005 and $53 million at year-end 2004. Maturities of these deposits are staggered over the next 12 months, and it is expected that they will be replaced with internally-generated branch deposits when possible.

Information concerning average balances and rates paid on deposits by deposit type for the three months ended March 31, 2005 and 2004 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

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

In order to borrow money from the FHLB to finance the leverage strategy, the Company simultaneously pledged as collateral the investment securities acquired in connection with the transaction. These collateralized FHLB borrowings range in remaining maturity from one month to four years. As of March 31, 2005, FHLB borrowings specifically linked to the leverage strategy comprised all of the Company’s $75 million in long-term borrowings, as well as $15 million in the form of a short-term advance. The short-term advance is $10 million lower at March 31, 2005 than at December 31, 2004.

The Company also uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no overnight fed funds purchased or overnight FHLB advances on the Company’s books at March 31, 2005. In fact, overnight FHLB advances show a decline of $18.8 million relative to year-end 2004 due to growth in deposits and repurchase agreements. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $29 million at March 31, 2005. While this was up by about $5 million relative to the $24 million balance at the end of December 2004, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. The aggregate balance of other liabilities increased by slightly over $1 million during the first three months of 2005, due mainly to an increase in accrued interest payable.

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

The Company’s policy guidelines suggest the following limits for a decline in the Company’s simulated 12-month net interest income, relative to a stable rate scenario: For 100 basis point (b.p.) interest rate shocks, 5% or less; for 200 b.p. shocks, 10% or less; and, for 300 b.p. shocks, 15% or less. As of March 31, 2005, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$8,043	-$4,386	-$1,546	$1,048	$1,701	$3,283
% Change	-15.51%	-8.46%	-2.98%	2.02%	3.28%	6.33%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in the interest rate curve and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by $4.4 million, or 8.5%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely increase by $1.7 million, or 3.3%, over the next year. According to net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The exposure to declining rates appears disproportionate in these simulations because many of the Company’s deposit rates are close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating compression in the Company’s net interest margin.

In reality, management does not expect current rates to fall significantly. If they do, the Company would likely limit movement in the Bank of the Sierra Prime Rate as it has done in the past, although no assurance can be given that this would indeed occur. The majority of the Company’s $345 million in variable-rate loan balances are tied to that rate. If the Bank of the Sierra Prime Rate is effectively floored at 4.75%, the Company’s interest rate risk profile changes significantly:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$3,857	-$2,559	-$1,546	$1,048	$1,701	$3,283
% Change	-7.44%	-4.93%	-2.98%	2.02%	3.28%	6.33%

The economic value of the Company’s balance sheet will also vary under the different interest rate scenarios previously discussed. The amount of change is dependent upon the characteristics of each class of financial instrument, including the stated interest rate relative to current market rates, the likelihood of prepayment, whether the rate is fixed or floating, the maturity date of the instrument and the particular circumstances of the Company’s customers. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at estimated current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. Runoff is factored in for accounts with stated maturity dates, but decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the decay rate for non-maturity deposits. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates, assuming changes in the Bank of the Sierra prime rate are restricted under declining rate scenarios:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in EVE (in $000’s)	-$10,733	-$5,997	-$2,181	-$342	-$4,584	-$5,381
% Change	-5.87%	-3.28%	-1.19%	-0.19%	-2.51%	-2.94%

If there were no options embedded in the Company’s balance sheet, EVE would consistently decline as rates increase. This effect can be seen in rising rate scenarios. It is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that nearly $500 million in non-maturity deposits are assumed to run off at the rate of 10% per year. The net interest income simulations are dynamic rather than static, and incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, the presumed floor on the Bank of the Sierra prime effectively turns loans linked to that rate into fixed rate loans that increase in value as rates decline. One might thus expect to see the Company’s EVE increase as rates decline, however the embedded options kick in under declining rates. A floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities and increased principal pre-payments and calls on investment securities and fixed rate loans more than offset the value increase from the prime rate floor.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund its operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet those needs, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, reducing the volume of fed funds sold, selling securities, liquidating other assets, or borrowing funds from other institutions. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.

As of March 31, 2005, non-pledged securities comprised $23 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, immediately marketable loan balances in the amount of $17 million, and the $17 million net cash surrender value of BOLI on the Company’s books at March 31, 2005. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $97 million at March 31, 2005. An additional $173 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up to $1.4 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 14.9% and 69%, respectively, at March 31, 2005, as compared to internal policy guidelines of greater than 10% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios were within policy guidelines as of March 31, 2005.

CAPITAL RESOURCES

At March 31, 2005, the Company had total shareholders’ equity of $73 million, comprised of $10 million in common stock, $64 million in retained earnings, and a negative $1 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2004 was $71 million. The $2 million increase in shareholders’ equity from December 31, 2004 to March 31, 2005 was due primarily to the addition of net earnings, less $1 million in dividends paid. However, it also includes a $1 million increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options, and a $1 million decrease in the market value of investment securities (net of the tax impact) which reduced accumulated other comprehensive income by the same amount.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $30 million in trust-preferred securities. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at March 31, 2005, $24.8 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $5.2 million. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)

	March 31, 2005	December 31, 2004	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.92%	13.30%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.01%	11.34%	6.00%
Tier 1 Leverage Ratio	9.43%	9.20%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.17%	11.63%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.92%	10.48%	6.00%
Tier 1 Leverage Ratio	8.55%	8.48%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2005:

	January	February	March
Total shares purchased	None	9,300	None
Average per share price	N/A	$22.97	N/A
Number of shares purchased as part of publicly announced plan or program	None	9,300	None
Maximum number of shares remaining for purchase under a plan or program (1)	74,400	65,100	65,100

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan allows for the repurchase of up to 250,000 shares, although that number can be supplemented upon the approval of the Board of Directors.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 9, 2005	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

May 9, 2005	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Senior Vice President & Chief Financial Officer