Form 10-Q
period 2005-06-30
SIERRA BANCORP
filed 2005-08-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Common stock, no par value, 9,808,105 shares outstanding as of August 1, 2005

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$37,335	$36,735
Federal Funds Sold	3,500	—

Total Cash & Cash Equivalents	40,835	36,735
Securities available for sale	207,143	198,024
Loans and leases:
Gross loans and leases	700,987	696,276
Allowance for loan and lease losses	(10,783)	(8,842)
Deferred loan and lease fees, net	(1,306)	(1,277)

Net Loans and Leases	688,898	686,157
Other equity securities	5,355	5,960
Premises and equipment, net	17,138	17,731
Operating leases, net	1,956	2,057
Other real estate	1,899	2,524
Accrued interest receivable	4,680	4,218
Other assets	42,782	44,077

TOTAL ASSETS	$1,010,686	$997,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$256,478	$235,732
Interest bearing demand	67,820	62,887
Savings	74,316	68,192
MMDA’s	118,336	137,545
TDOA’s, IRA’s & KEOGH’S	21,852	22,195
Time deposits < $100,000	86,219	84,576
Time deposits ≥ $100,000	158,669	131,576

Total Deposits	783,690	742,703
Federal funds purchased and repurchase agreements	27,083	24,187
Short Term Borrowings	17,000	43,800
Long Term Borrowings	65,000	75,000
Accrued interest payable	1,453	1,053
Other liabilities	8,953	8,677
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	934,107	926,348

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,817,505 and 9,649,258 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	11,257	8,829
Retained earnings	65,951	62,060
Accumulated other comprehensive income	(629)	246

TOTAL SHAREHOLDER’S EQUITY	76,579	71,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,010,686	$997,483

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2005	2004	2005	2004
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$48	$15	$74	$23
US Treasury securities	4	4	8	8
US Gov’t agencies	114	78	174	176
State and political subdivisions	363	329	697	670
Mortgage-backed securities	1,547	1,205	3,104	1,629
Restricted Stock	128	26	128	40
Loans and leases, including fee income	13,151	10,760	25,829	21,823

Total interest income	15,355	12,417	30,014	24,369
INTEREST EXPENSE:
Interest on deposits	1,974	1,302	3,651	2,650
Interest on borrowed funds	1,104	800	2,258	1,061

Total interest expense	3,078	2,102	5,909	3,711
Net Interest Income	12,277	10,315	24,105	20,658
Provision for loan losses	900	773	1,900	1,673

Net Interest Income after Provision for Loan Losses	11,377	9,542	22,205	18,985
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,357	1,575	2,668	3,079
(Loss) Gain on sales of loans	(8)	87	518	203
Gain (Loss) on investment securities	66	—	(264)	5
Other	1,072	1,057	2,223	2,041

Total other operating income	2,487	2,719	5,145	5,328
OTHER OPERATING EXPENSES:
Salaries and employee benefits	3,753	3,340	7,819	7,048
Occupancy expense	1,499	1,458	2,996	2,822
Other	3,255	2,549	6,427	5,012

Total other operating expenses	8,507	7,347	17,242	14,882

INCOME BEFORE PROVISION FOR INCOME TAXES	5,357	4,914	10,108	9,431
Provision for income taxes	1,606	1,988	3,096	3,359

NET INCOME	$3,751	$2,926	$7,012	$6,072

Other comprehensive income (loss), unrealized gain (loss) on securities available for sale, net of income taxes	533	(2,563)	(875)	(2,414)
COMPREHENSIVE INCOME	$4,284	$363	$6,137	$3,658

PER SHARE DATA
Book value	$7.80	$6.68	$7.80	$6.68
Cash dividends	$0.11	$0.09	$0.22	$0.18
Earnings per share basic	$0.38	$0.31	$0.72	$0.65
Earnings per share diluted	$0.36	$0.29	$0.67	$0.60
Average shares outstanding, basic	9,813,400	9,409,414	9,768,676	9,383,088
Average shares outstanding, diluted	10,408,054	10,068,585	10,396,971	10,075,783

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$7,012	$6,072
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (Gain) on investments	330	(5)
Gain on sales of loans	(518)	(203)
Gain on sale of other real estate	(53)	(59)
Gain on sale of fixed assets	(3)	—
Writedown to OREO	266	—
Provision for loan losses	1,941	1,673
Depreciation and amortization	1,597	1,443
Net amortization on securities premiums and discounts	723	580
Decrease (Increase) in unearned net loan fees	29	(369)
Increase in cash surrender value of life insurance policies	(309)	(296)
Proceeds from sales of loans held for sale	32,936	11,757
Originations of loans held for sale	(32,098)	(11,928)
Decrease (Increase) in interest receivable and other assets	2,698	(8,526)
Increase (Decrease) in other liabilities	676	(679)

Net cash provided by operating activities	15,227	(540)

Cash Flows from Investing Activities
Maturities of securities available for sale	1,985	5,647
Proceeds from sales/calls of securities available for sale	1,007	4,550
Purchases of securities available for sale	(32,877)	(140,696)
Principal paydowns on securities available for sale	18,557	14,333
Increase in loans receivable, net	(5,031)	(17,074)
Purchases of premises and equipment	(900)	(2,629)
Proceeds from sales of other real estate	412	496
Other	—	—

Net cash provided by (used in) investing activities	(16,847)	(135,373)

Cash Flows from Financing Activities
Increase in deposits	40,987	16,540
(Decrease) Increase in borrowed funds	(36,800)	90,792
Increase in repurchase agreements	2,896	7,845
Proceeds from issuance of subordinated debentures	—	15,464
Cash dividends paid	(2,151)	(1,687)
Stock repurchased	(1,005)	(405)
Stock options exercised	1,793	1,215

Net cash provided by financing activities	5,720	129,764

Increase in cash and due from banks	4,100	(6,149)
Cash and Cash Equivalents
Beginning of period	36,735	53,042

End of period	$40,835	$46,893

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and any other subsidiaries it may acquire or establish. The Company’s principal source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from cash raised via capital trust pass-through securities and retained at the holding company level, and dividends paid to the Company by the Bank.

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in California’s South San Joaquin Valley. Bank of the Sierra is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. The Bank operates eighteen full service branch offices throughout this geographic footprint, and has received regulatory approvals for an office in Reedley and a third Bakersfield location. We expect to open the Reedley office in September 2005, and the additional Bakersfield office either in the fourth quarter of 2005 or the first quarter of 2006. In addition to its full-service branches, the Bank has an agricultural credit unit with lending staff located at its corporate headquarters and in Fresno, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in June 2002 and capitalized in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings. Management has considered using the REIT to issue additional preferred stock to enhance the Company’s capital, however based on current market conditions and pricing this is an expensive option in comparison to capital trust pass-through securities. Further, REIT-issued preferred stock would not receive the same preferential treatment as capital trust pass-through securities for regulatory risk-based capital purposes.

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

Management has recently re-evaluated the REIT and determined that is not fulfilling its original intended purposes, nor does it appear likely to do so in the near future. Further, because the REIT requires substantial internal time and effort to administrate and account for, the Board of Directors of Bank of the Sierra has voted to dissolve the REIT. It is likely that this dissolution will occur prior to the end of 2005.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2004 have been reclassified to be consistent with the reporting for 2005. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2005 and 2004, cash paid for interest due on interest-bearing liabilities was $3.3 million and $2.1 million, respectively. There was $65,000 in cash paid for income taxes during the six months ended June 30, 2005, and $4.7 million paid for income taxes during the six months ended June 30, 2004. There was $96,000 in real estate acquired in the settlement of loans for the six months ended June 30, 2005, and $259,000 acquired for the six months ended June 30, 2004. There were loans totaling $300,000 made to finance the sale of other real estate for the six months ended June 30, 2005, and none for the six months ended June 30, 2004.

Note 5 – Stock Based Compensation

The Company’s stock-based employee compensation plan, the 1998 Stock Option Plan, was assumed from Bank of the Sierra in August 2001 in conjunction with the Company’s acquisition of all of the outstanding shares of the Bank.

Until January 1, 2006, when the Company will begin expensing stock options pursuant to FASB Statement 123(R), the 1998 Stock Option Plan will be accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, no stock-based employee compensation cost is currently reflected in net income, as all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Pro forma adjustments to the Company’s consolidated net earnings and earnings per share are disclosed during the years in which the options become vested, as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. The Company has been using the Black-Scholes model to value stock options, with the resulting valuation allocated to pro-forma expense for disclosure purposes using the “single option” approach. Under the single option approach, a single fair value is calculated for each individual for each grant and amortized equally over the entire vesting period. Commencing with the second quarter of 2005, and in preparation for the implementation of FASB Statement 123(R), the Company has changed its pro-forma expense allocation methodology to the “multiple option” approach. Using that approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. The following table illustrates the effect on net income and earnings per share:

	For the 3-month period ended:		For the 6-month period ended:
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income, as reported (in $000’s)	$3,751	$2,926	$7,012	$6,072
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	46	28	92	81

Pro forma net income (in $000’s)	$3,705	$2,898	$6,920	$5,991

Basic earnings per share - as reported	$0.38	$0.31	$0.72	$0.65
Basic earnings per share - pro forma	$0.38	$0.31	$0.71	$0.64
Diluted earnings per share - as reported	$0.36	$0.29	$0.67	$0.60
Diluted earnings per share - pro forma	$0.36	$0.29	$0.67	$0.59
Weighted average fair value per share of options granted during period	$6.66	$4.17	$6.43	$4.27
Assumptions for determining fair values:
Dividend yield	1.8%	2.4%	1.9%	2.3%
Projected stock price volatility	30.1%	30.6%	30.1%	30.8%
Risk-free interest rate	4.04%	3.65%	3.92%	3.52%
Expected option term (from vesting date)	2.8 years	2.8 years	2.8 years	2.8 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period, retroactively restated for stock splits and dividends. There were 9,813,400 weighted average shares outstanding during the second quarter of 2005, and 9,409,414 during the second quarter of 2004. There were 9,768,676 weighted average shares outstanding during the first six months of 2005, and 9,383,088 during the first six months of 2004.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. For the second quarter and first six months of 2005, the dilutive effect of options outstanding calculated under the treasury stock method totaled 594,654 and 628,295 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2004, shares totaling 659,171 and 692,695, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the 3-month period ended:		For the 6-month period ended:
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net income	$3,751	$2,926	$7,012	$6,072
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	970	(4,356)	(1,752)	(4,097)
Less: reclassification adjustment	66	0	(264)	5

Pre-tax other comprehensive income/(loss)	904	(4,356)	(1,488)	(4,102)
Less: tax impact of above	371	(1,793)	(613)	(1,688)

Net other comprehensive income/(loss)	533	(2,563)	(875)	(2,414)

Comprehensive income	$4,284	$363	$6,137	$3,658

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2005	December 31, 2004
Commitments to extend credit	$224,602	$215,566
Standby letters of credit	$16,309	$19,842
Credit card commitments	$43,416	$41,880

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

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include but are not limited to the possibility of deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates, including the related impact on our leverage strategy; liquidity risks; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and risks associated with the multitude of current and future laws and regulations to which the Company is subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

The Company implemented a leverage strategy in the second quarter of 2004, thus commencing with the second quarter of 2005 the comparison of financial results to the prior year quarter will appear less distorted than during the past year. However, for year-to-date comparisons, many of the differences in the Company’s results of operations and financial condition for the first half of 2005 relative to the first half of 2004 can still be explained by the leverage strategy. The leverage strategy entailed the purchase of approximately $100 million in mortgage-backed securities that were financed primarily with matched-duration collateralized borrowings from the Federal Home Loan Bank (“FHLB”). The leverage strategy’s weighted average impact lowers the Company’s overall net interest margin and return on assets. However, it generates sufficient net income to have a substantial impact on the Company’s return on equity.

Based on the expected average life of the mortgage-backed securities, we anticipate the return of the majority of invested principal within five years of inception of the strategy and thus effectively view this as a five-year strategy. Further details of the impact of the leverage strategy on the Company’s performance are outlined in various sections below, including the section entitled “Net Interest Income and Net Interest Margin”. It is possible that should interest rate conditions be conducive to a similar undertaking in the future, the Company could purchase additional securities to supplement the current strategy.

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2005 Compared to Second Quarter 2004

Net income for the quarter ended June 30, 2005 was $3.8 million compared with $2.9 million for the quarter ended June 30, 2004, an improvement of 28%. Basic and diluted earnings per share for the second quarter of 2005 were $0.38 and $0.36, compared to $0.31 and $0.29 for the second quarter of 2004. The Company’s annualized return on average equity was 20.17% and annualized return on average assets was 1.50% for the quarter ended June 30, 2005, compared to a return on equity of 18.73% and return on assets of 1.30% for the quarter ended June 30, 2004. The primary drivers behind the variance in net income are as follows:

•	Net interest income increased by $2.0 million, or 19%, due mainly to growth in average earning assets but also from net interest margin improvement.

•	Despite the fact that the Company realized net recoveries of $232,000 on charged-off loans during the second quarter of 2005, which boosted the allowance for loan and lease losses, the provision for loan losses was increased by $127,000 compared to the same period in 2004 in order to provide adequate general reserves for loan growth and specific reserves on certain classified loans.

•	Service charges on deposits declined by $218,000, or 14%, due to growth in free consumer demand deposit accounts, lower returned item and overdraft charges, and lower hard-dollar charges on business accounts on analysis.

•	Salaries and benefits expense increased $413,000, or 12%, due primarily to normal annual increases and branch staff additions.

•	Other non-interest expenses increased by $706,000, or 28%, due in large part to higher advertising and promotion costs, higher telecommunications expense, higher internal and external audit costs, and higher pass-through expenses on our partnership investments in low-income housing tax credit funds.

•	The Company’s tax accrual rate was substantially lower in the second quarter of 2005 due to additional tax credits, and tax adjustments in the second quarters of both 2005 and 2004.

First Half of 2005 Compared to First Half of 2004

Net income for the first six months of 2005 was $7.0 million, which is $940,000 higher than net income for the first six months of 2004 and represents a 15% increase. Basic and diluted earnings per share were $0.72 and $0.67 for the first six months of 2005, compared to $0.65 and $0.60 for the first six months of the prior year. The Company realized an annualized return on average equity of 19.27% for the first half of 2005 and 19.68% for the first half of 2004, and its return on assets for the same periods was 1.41% and 1.43%, respectively. The principal reasons for the net income variance for the first half include the following:

•	Net interest income increased by $3.4 million, or 17%, primarily because of a $75 million increase in average loans and leases, and a $71 million increase in average investment balances resulting from the leverage strategy.

•	Also contributing to higher net interest income were relatively large increases in year-to-date average demand deposit and savings balances, which were up by $50 million and $17 million, or 25% and 31%, respectively, as compared to more costly time deposits and money market accounts, which declined by a combined $1 million.

•	Similar to the quarterly results, the Company had net recoveries of $41,000 on charged-off loans during the half, however the provision for loan losses was increased by $227,000, or 14%, in order to provide adequate general reserves for loan growth and specific reserves for certain problem loans.

•	Service charges on deposits declined by $411,000, or 13%, for the same reasons noted in the second quarter 2005 summary.

•	Loan sale income is $315,000 higher, an increase of over 150%, due to the bulk sale of $21 million in mortgage loans at a gain of $500,000 in the first quarter of 2005.

•	In the first quarter of 2005 the Company recorded a $330,000 charge to write down its investment in Diversified Holdings, a title insurance holding company; however, this was partially offset by a small gain on the disposition of certain equity securities in the second quarter resulting in a net year-to-date loss on securities of $264,000.

•	Salaries and benefits expense increased $771,000, or 11%, due in large part to normal annual increases and branch staff additions.

•	Other non-interest expenses were up by $1.4 million, or 28%, because of a $200,000 first-quarter charge to write down a foreclosed property in addition to the reasons discussed in the quarterly summary above.

•	The tax accrual rate for the first half of 2005 was lower for the same reasons outlined in the quarterly summary.

FINANCIAL CONDITION SUMMARY

The Company’s total assets were $1.01 billion at June 30, 2005, an increase of $13 million, or 1%, over total assets of $997 million at December 31, 2004. The most significant changes in the Company’s balance sheet during the first half of 2005 are outlined below:

•	Gross loan and lease balances increased by $5 million, or 1%, from December 31, 2004, ending the half at $701 million. If not for the sale of $21 million in mortgage loans, loan balances would have increased by $26 million, or 4%.

•	Non-performing assets include a $2.5 million loan added during the second quarter of 2005, and totaled $5.8 million at June 30, 2005, an increase of 866,000, or 17%, relative to year-end 2004.

•	Demand, NOW, and savings account balances continue to show relatively strong growth, increasing by a combined $32 million, or 9%. Money market demand account balances dropped by $19 million, or 14%, although $13 million of that decrease is due to the transfer of a single customer account to time deposits over $100,000.

•	The Company was able to reduce short-term borrowings from the FHLB by $27 million due to growth in deposits and customer repurchase agreements, and long-term borrowings from the FHLB by $10 million due to the run-off of borrowings related to the leverage strategy.

EARNINGS PERFORMANCE

As discussed in the Results of Operations Summary and reflected in the Consolidated Statements of Income, during the quarter and for the six months ended June 30, 2005 the Company generated net income of $3.8 million and $7.0 million, respectively, as compared to $2.9 million and $6.1 million for the same periods in 2004. The Company earns income from two key sources: net interest income, which is the difference between interest income generated from earning assets and interest expense on interest-bearing liabilities; and net non-interest income, which is primarily comprised of various sources of non-interest fee income less the operating costs associated with providing a full range of banking services to customers.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended June 30, 2005 (a) (b) (f)			For the Quarter Ended June 30, 2004 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$6,634	$48	2.90%	$5,491	$15	1.10%
Taxable	$167,533	$1,665	3.99%	$142,724	$1,287	3.63%
Non-taxable	$35,807	$363	6.16%	$32,605	$329	6.15%
Equity	$7	$—	0.00%	$10	$—	0.00%

Total Investments	$209,981	$2,076	4.32%	$180,830	$1,631	4.00%

Loans and Leases:(c)
Agricultural	$11,916	$218	7.34%	$9,884	$149	6.06%
Commercial	$117,737	$2,212	7.54%	$105,105	$1,683	6.44%
Real Estate	$492,844	$9,391	7.64%	$448,499	$7,886	7.07%
Consumer	$49,756	$860	6.93%	$41,422	$726	7.05%
Credit Cards	$10,707	$249	9.33%	$10,601	$305	11.57%
Direct Financing Leases	$4,281	$78	7.31%	$787	$11	5.62%
Other	$4,415	$143	12.99%	$4,566	$—	0.00%

Total Loans and Leases	$691,656	$13,151	7.63%	$620,864	$10,760	6.97%

Other Earning Assets	$6,259	$128	8.20%	$6,096	$26	1.72%
Total Earning Assets (e)	$907,896	$15,355	6.87%	$807,790	$12,417	6.27%

Non-Earning Assets	$95,673			$99,153

Total Assets	$1,003,570			$906,943

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$68,576	$16	0.09%	$58,061	$13	0.09%
Savings Accounts	$73,043	$96	0.53%	$56,304	$70	0.50%
Money Market	$112,089	$183	0.65%	$128,758	$215	0.67%
TDOA’s, IRA & KEOGH’s	$21,742	$109	2.01%	$21,962	$91	1.67%
Certificates of Deposit<$100,000	$85,236	$484	2.28%	$94,713	$371	1.58%
Certificates of Deposit≥$100,000	$159,912	$1,086	2.72%	$131,448	$542	1.66%

Total Interest Bearing Deposits	$520,598	$1,974	1.52%	$491,246	$1,302	1.07%
Borrowed Funds:
Federal Funds Purchased	$45	$—	0.00%	$1,659	$1	0.24%
Repurchase Agreements	$28,029	$25	0.36%	$25,620	$17	0.27%
Short Term Borrowings	$16,316	$121	2.97%	$22,724	$70	1.24%
Long Term Borrowings	$67,088	$441	2.64%	$59,341	$367	2.49%
TRUPS	$30,928	$517	6.70%	$30,928	$345	4.49%

Total Borrowed Funds	$142,406	$1,104	3.11%	$140,272	$800	2.29%

Total Interest Bearing Liabilities	$663,004	$3,078	1.86%	$631,518	$2,102	1.34%

Demand Deposits	$255,532			$203,049

Other Liabilities	$10,458			$9,533

Shareholders’ Equity	$74,576			$62,843
Total Liabilities and Shareholders’ Equity	$1,003,570			$906,943

Interest Income/Earning Assets			6.87%			6.27%
Interest Expense/Earning Assets			1.36%			1.05%

Net Interest Income and Margin(d)		$12,277	5.51%		$10,315	5.22%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $470 thousand and $580 thousand for the quarters ended June, 2005 and 2004. Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Net interest income for the second quarter of 2005 was $12.3 million, compared to $10.3 million in the second quarter of 2004, an increase of $2.0 million, or 19%. The Company’s tax-equivalent net interest margin for the second quarter of 2005 was 5.51%, or 29 basis points higher than the 5.22% margin realized in the second quarter of the previous year. Part of the positive differential in the net interest margin is due to the fact that deposit rates have not increased as rapidly as loan yields over the past year. Two other favorable factors include the implementation of a daily fee on overdrafts, which added $143,000 to interest income during the second quarter of 2005, and a shift toward lower-cost deposits. The quarterly average balances of demand deposits, NOW accounts, and savings accounts grew by 26%, 18%, and 30%, respectively, all well above the average 11% growth rate for the Company’s balance sheet.

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

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended June 30, 2005 over 2004			Six Months Ended June 30, 2005 over 2004
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$3	30	$33	$6	45	$51
Taxable	$224	154	$378	$1,268	205	$1,473
Non-taxable(1)	$32	2	$34	$18	9	$27
Equity	$—	—	$—	$—	—	$—

Total Investments	$259	$186	$445	$1,292	259	$1,551

Loans and Leases:
Agricultural	$31	38	$69	$40	76	$116
Commercial	$202	327	$529	$407	289	$696
Real Estate	$780	725	$1,505	$1,822	813	$2,635
Consumer	$146	(12)	$134	$318	(34)	$284
Credit Cards	$3	(59)	$(56)	$11	(118)	$(107)
Direct Financing Leases	$49	18	$67	$106	2	$108
Other	$—	143	$143	$—	274	$274

Total Loans and Leases	$1,211	$1,180	$2,391	$2,704	$1,302	$4,006

Other Earning Assets	$1	101	$102	$20	68	$88

Total Earning Assets	$1,471	$1,467	$2,938	$4,016	$1,629	$5,645

Liabilities
Interest Bearing Deposits:
NOW	$2	1	$3	$5	—	$5
Savings Accounts	$21	5	$26	$42	13	$55
Money Market	$(28)	(4)	$(32)	$(27)	(38)	$(65)
TDOA’s & IRA’s	$(1)	19	$18	$1	23	$24
Certificates of Deposit < $100,000	$(37)	150	$113	$(99)	223	$124
Certificates of Deposit > $100,000	$117	427	$544	$158	700	$858

Total Interest Bearing Deposits	$74	$598	$672	$80	$921	$1,001

Borrowed Funds:
Federal Funds Purchased	$(1)	—	$(1)	$(1)	5	$4
Repurchase Agreements	$2	6	$8	$8	8	$16
Short Term Borrowings	$(20)	71	$51	$36	152	$188
Long Term Borrowings	$48	26	$74	$511	29	$540
TRUPS	$—	172	$172	$150	299	$449

Total Borrowed Funds	$29	$275	$304	$704	$493	$1,197

Total Interest Bearing Liabilities	$103	$873	$976	$784	$1,414	$2,198

Net Interest Margin/Income	$1,368	$594	$1,962	$3,232	$215	$3,447

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

Average loan balances increased by $71 million for the quarter, while average investment balances increased by $29 million. The average balance of non-earning assets declined by $3 million due to a drop in the quarterly average balance of cash and due from banks, and fell to 10% of average total assets as compared to 11% in the second quarter of the prior year. To fund the net growth in average assets, quarterly average deposit and customer repurchase agreement (“repo”) balances increased by a combined $84 million, while quarterly average shareholders’ equity and other liabilities increased by a combined $13 million. These volume variances increased second quarter net interest income by $1.4 million, while rate variances added $594,000.

The Average Balances and Rates table which immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first six months of 2005 and 2004.

Average Balances and Rates

(dollars in thousands, except per share data)

	Six Months Ended Ended June 30, 2005 (a) (b) (f)			Six Months Ended Ended June 30, 2004 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$5,397	$74	2.76%	$4,301	$23	1.08%
Taxable	$166,777	$3,286	3.97%	$98,127	$1,813	3.72%
Non-taxable	$34,471	$697	6.18%	$33,567	$670	6.08%
Equity	$8	$—	0.00%	$10	$—	0.00%

Total Investments	$206,653	$4,057	4.31%	$136,005	$2,506	4.22%

Loans and Leases:(c)
Agricultural	$11,745	$416	7.14%	$10,351	$300	5.83%
Commercial	$118,447	$4,363	7.43%	$106,603	$3,667	6.92%
Real Estate	$494,857	$18,429	7.51%	$443,676	$15,794	7.16%
Consumer	$49,270	$1,707	6.99%	$40,269	$1,423	7.11%
Credit Cards	$10,804	$507	9.46%	$10,615	$614	11.63%
Direct Financing Leases	$3,747	$133	7.16%	$715	$25	7.03%
Other	$3,346	$274	16.51%	$5,472	$—	0.00%

Total Loans and Leases	$692,216	$25,829	7.52%	$617,701	$21,823	7.10%

Other Earning Assets	$6,651	$128	3.88%	$4,461	$40	1.80%
Total Earning Assets (e)	$905,520	$30,014	6.76%	$758,167	$24,369	6.56%

Non-Earning Assets	$95,724			$95,346

Total Assets	$1,001,244			$853,513

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$67,208	$31	0.09%	$56,830	$26	0.09%
Savings Accounts	$71,422	$187	0.53%	$54,316	$132	0.49%
Money Market	$121,790	$396	0.66%	$129,305	$461	0.72%
TDOA’s, IRA & KEOGH’s	$21,966	$208	1.91%	$21,806	$184	1.70%
Certificates of Deposit<$100,000	$84,649	$886	2.11%	$97,245	$762	1.58%
Certificates of Deposit>$100,000	$150,866	$1,943	2.60%	$131,709	$1,085	1.66%

Total Interest Bearing Deposits	$517,901	$3,651	1.42%	$491,211	$2,650	1.08%
Borrowed Funds:
Federal Funds Purchased	$368	$5	2.74%	$797	$1	0.25%
Repurchase Agreements	$27,793	$48	0.35%	$22,143	$32	0.29%
Short Term Borrowings	$21,275	$281	2.66%	$15,356	$93	1.22%
Long Term Borrowings	$71,022	$907	2.58%	$29,670	$367	2.49%
TRUPS	$30,928	$1,017	6.63%	$24,471	$568	4.67%

Total Borrowed Funds	$151,386	$2,258	3.01%	$92,437	$1,061	2.31%

Total Interest Bearing Liabilities	$669,287	$5,909	1.78%	$583,648	$3,711	1.28%

Demand Deposits	$247,744			$198,089

Other Liabilities	$10,830			$9,727

Shareholders’ Equity	$73,383			$62,049
Total Liabilities and Shareholders’ Equity	$1,001,244			$853,513

Interest Income/Earning Assets			6.76%			6.56%
Interest Expense/Earning Assets			1.32%			0.98%

Net Interest Income and Margin(d)		$24,105	5.45%		$20,658	5.58%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $936 thousand and $1.13 million for the six months ended June 30, 2005 and 2004. Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

For the first half of 2005 relative to the first half of 2004, net interest income increased by $3 million, or 17%, although the tax-equivalent net interest margin fell by 13 basis points, to 5.45% from 5.58%. Approximately 5 basis points of the difference was the result of $190,000 in interest recovered on a non-accruing loan that paid off in the first quarter of 2004, but the chief explanation for the drop in the net interest margin for the half was the leverage strategy. The leverage strategy had an average balance of $90 million during the first half of 2005, but due to the timing of implementation averaged only $41 million during the first half of 2004. Without the leverage strategy, the Company’s net interest margin for the first half of 2005 would have been 11 basis points higher than in the first half of the prior year.

Volume and rate variances for the six months ended June 30, 2005 and June 30, 2004 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously. Volume changes added about $3.2 million to net interest income, which was supplemented by the favorable impact of rate changes. Because of an additional $75 million in average loans and a $71 million increase in average investments, earning asset balances were $147 million higher in the first half of 2005 than in the first half of 2004. The dollar volume of average non-earning assets stayed about the same, although due to overall asset growth they declined to 10% of average assets for the first half of 2005 from 11% in the previous year. Average shareholders’ equity and other liabilities were about $12 million higher.

As already noted, leverage-related increases in relatively lower-yielding investments and higher-cost borrowings had a negative impact on the rate variance. The rate variance also factors in the aforementioned $190,000 interest recovery in commercial loans in 2004, and was negatively impacted by about $135,000 due to one less day in the first half of 2005 than in the first half of 2004. Furthermore, the differential between the Company’s prime rate and the Wall Street Journal prime rate has gradually been reduced which has caused the yield on some commercial and real estate loans to increase at a slower rate, and yields on consumer and credit card loans declined due to lower promotional rates offered on those products during much of 2004. Despite all of the negatives, however, the year-to-date results reflect the same phenomena as the quarterly results, namely that overall loan rates increased more rapidly than deposit costs, and average interest-bearing deposit balances shifted toward lower-cost accounts. Thus, the net year-to-date rate variance was still favorable.

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

For the quarter and half-year ended June 30, 2005, the Company’s provisions for loan and lease losses were $900,000 and $1.9 million, respectively. For the quarter, that is $127,000, or 16% higher than the $773,000 provided in the second quarter of 2004, and for the first half, the amount is $227,000, or 14% higher than provided in the first half of 2004. The loan loss provision was higher despite net recoveries of $232,000 for the quarter which boosted the allowance, due mainly to an increase in loan balances and increased specific reserves for certain loans. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST INCOME AND EXPENSE

The Company’s results reflect declining non-interest income. Non-interest income was $232,000 lower in the quarter ended June 30, 2005 than in the quarter ended June 30, 2004, and $183,000 lower in the first half of 2005 than the first half of 2004. Due in part to the impact of the leverage strategy on average earning assets, total non-interest income declined to 1.15% from 1.41% of average earning assets for the half. However, because of the negative trend in non-interest income the ratio also declined for the quarter, dropping to 1.10% from 1.35% in the second quarter of the previous year.

Total non-interest expense was $8.5 million and $17.2 million, respectively, for the three months and six months ended June 30, 2005, and $7.3 million and $14.9 million, respectively, for the same periods in 2004. Non-interest expense increased by 16% for both the second quarter and the first half of 2005, relative to the same periods in the previous year. As with non-interest income, non-interest expense experienced a drop relative to average earning assets for the half due to the leverage-related increase in the denominator of the ratio, however for the quarter the ratio increased to 3.76% from 3.66% in the second quarter of the prior year.

Because the percentage increase in non-interest expense was larger than the percentage increase in net interest plus other income, the Company’s tax-equivalent overhead efficiency ratio increased to 57.0% from 55.2% for the second quarter of 2005 relative to 2004, and to 57.5% from 56.0% for the first half of 2005 relative to 2004. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation. The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the second quarter and first half of 2005 relative to 2004.

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,357	54.57%	$1,575	57.93%	$2,668	51.86%	$3,079	57.79%
Other service charges, commissions & fees	$826	33.21%	$695	25.56%	$1,590	30.90%	$1,329	24.94%
Gains on sales of loans	$(8)	-0.32%	$87	3.20%	$518	10.07%	$203	3.81%
Loan servicing income	$17	0.68%	$25	0.92%	$49	0.95%	$71	1.33%
Bank owned life insurance	$108	4.34%	$200	7.35%	$361	7.02%	$446	8.37%
Other	$187	7.52%	$137	5.04%	$(41)	-0.80%	$200	3.76%

Total non-interest income	$2,487	100.00%	$2,719	100.00%	$5,145	100.00%	$5,328	100.00%
As a % of average earning assets (2)		1.10%		1.35%		1.15%		1.41%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,753	44.12%	$3,340	45.46%	$7,819	45.35%	$7,048	47.36%
Occupancy costs
Furniture & equipment	$832	9.78%	$837	11.39%	$1,638	9.50%	$1,613	10.84%
Premises	$667	7.84%	$621	8.45%	$1,358	7.88%	$1,209	8.12%
Advertising and marketing costs	$458	5.38%	$346	4.71%	$954	5.53%	$584	3.92%
Data processing costs	$313	3.68%	$302	4.11%	$611	3.54%	$602	4.05%
Deposit services costs	$337	3.96%	$270	3.68%	$641	3.71%	$576	3.87%
Loan services costs
Loan processing	$89	1.05%	$173	2.36%	$177	1.03%	$247	1.66%
ORE owned	$10	0.12%	$34	0.46%	$231	1.34%	$70	0.47%
Credit card	$152	1.79%	$145	1.98%	$298	1.73%	$280	1.88%
Other operating costs
Telephone & data communications	$310	3.64%	$150	2.04%	$513	2.97%	$343	2.30%
Postage & mail	$129	1.52%	$106	1.44%	$257	1.49%	$216	1.45%
Other	$470	5.52%	$299	4.07%	$879	5.10%	$629	4.23%
Professional services costs
Legal & accounting	$506	5.95%	$177	2.41%	$857	4.97%	$386	2.59%
Other professional service	$280	3.29%	$274	3.73%	$608	3.53%	$620	4.17%
Stationery & supply costs	$182	2.14%	$156	2.12%	$327	1.90%	$299	2.01%
Sundry & tellers	$19	0.22%	$117	1.59%	$74	0.43%	$160	1.08%

Total non-interest Expense	$8,507	100.00%	$7,347	100.00%	$17,242	100.00%	$14,882	100.00%

As a % of average earning assets (2)		3.76%		3.66%		3.84%		3.95%
Efficiency Ratio (1)	57.00%		55.21%		57.47%		56.03%

(1)	Tax Equivalent

(2)	Annualized

Included in non-interest income for the first half is a $500,000 gain resulting from the bulk sale of $21 million in mortgage loans in the first quarter. Because of this, gains on sales of loans were $315,000 higher than in the first half of 2004, an increase of more than 150%. For the quarter, gains on loan sales were down by $95,000. Other service charges, commissions, and fees were $131,000 higher for the quarter and $261,000 higher for the half, due mainly to additional rental income from equipment leased to others and an increase in credit card and check card interchange fees from a higher level of activity. The increases in non-interest income in the referenced categories were more than offset by declining service charges on deposit accounts, a decline in other non-interest income for the half, and lower income from loan servicing and bank-owned life insurance. Despite fairly significant increases in average transaction account balances, service charges on deposit accounts fell by 14% for the quarter and 13% for the half due to four key factors: 1) A higher proportion of transaction accounts in 2005 are “free” accounts that are initially free of service charges; 2) overdraft activity has declined, thus returned item and overdraft charges are down; 3) starting in 2005, returned item and overdraft charges that are deemed to be uncollectible are being reversed against service charges on deposits rather than reflected in sundry and teller expenses as had previously been done;

and, 4) hard-dollar charges for business accounts on “analysis” have declined as the earnings credit rate for those accounts has increased. Management views free accounts as a defensive product, and the negative service charge impact is overcome by the fact that they provide interest-free funding, expand the Company’s customer base, and increase cross-sell opportunities for other Bank products such as consumer loans and relatively low-cost savings accounts.

Other non-interest income includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America. Other non-interest income declined for the first half of 2005 due to an investment loss in the first quarter resulting from a $330,000 write-down of the Company’s $1 million investment in Diversified Holdings Corporation, a title insurance holding company. The primary operating subsidiaries of that company were recently sold, and while there are some contingencies related to the ultimate sale proceeds, it appears that the net proceeds could equate to approximately 70% of the book value of the investment. The negative year-to-date variance caused by this loss was partially offset by a $66,000 gain from the second quarter liquidation of a small equity position in a mutual insurance company that converted to stock a few years ago. Further, income received from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, was up about $29,000 for the quarter and $34,000 year-to-date, increases of about 38% and 25%, respectively.

Loan servicing income fell slightly, going down by $8,000 for the quarter and $22,000 for the half. Most of the Company’s servicing consists of agricultural mortgage loans, although a small number of SBA loans are also included. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will continue to refer, for a fee, the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Bank-owned life insurance (BOLI) income decreased by $92,000 for the quarter and $85,000 year-to-date, representing declines of 46% and 19%, respectively. The decline was due in part to slightly lower rates on the Company’s general account BOLI, but was mainly the result of negative returns on BOLI linked to deferred compensation balances. The majority of the Company’s BOLI is single-premium general account BOLI, with an interest credit rate that does not change frequently and is floored at no less than 4%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, at June 30, 2005 the Company had approximately $1 million invested in BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These BOLI accounts have returns pegged to investment allocations specified by deferred compensation participants, and are thus subject to loss of principal depending on equity market movements.

Aggregate salaries and benefits fell slightly as a percentage of total non-interest expense, dropping to 44.1% from 45.5% for the quarter and to 45.4% from 47.4% for the half. As the largest component of non-interest expense, however, salaries and employee benefits experienced the most significant dollar increase of all expense categories. They increased by $413,000, or 12%, for the second quarter of 2005 relative to the second quarter of 2004, and by $771,000, or 11%, for the first half of 2005 relative to the first half of the prior year. Salaries increased due to the following: Regular annual increases; salaries for the Clovis branch staff added in June 2004; the salaries for the new manager and selective staff for the Dinuba/Reedley service area; the salaries of staff added to enable compliance with the Gramm-Leach-Bliley Act, the Bank Secrecy Act, and SOX 404; and selective staff additions and hours increased for part-time workers in certain other branches to enable us to capitalize on the growth potential in those areas. The cost of benefits kept pace with the increase in salaries. The Company had 344 full-time equivalent employees at June 30, 2005, and 335 full-time equivalents at June 30, 2004.

Occupancy expense was 17.6% of total non-interest expense for the second quarter and 17.4% for the first half of 2005, down from 19.8% and 19.0% for the respective periods in 2004. Occupancy expense, including furniture and equipment maintenance and depreciation, increased $41,000, or 3%, for the quarter, and $174,000, or 6%, for the first half. The increases were due to a combination of regular annual increases, the branch in Clovis, the enhancement of physical and information security, and depreciation on equipment and software associated with the Company’s migration to VOIP telecommunications technology.

Other notable increases in expenses occurred in advertising and marketing, OREO, telecommunications, legal and accounting, and other miscellaneous costs. Marketing costs increased by 32% for the quarter and 63% for the half due to certain marketing campaigns that commenced in the first half of the year, and management expects that these costs will decline somewhat in the last half of the year. OREO expenses were higher for the half due to a $200,000 one-time charge in the first quarter to write down an OREO property, subsequent to our receipt of an updated appraisal. Telecommunications costs increased by $160,000, or over 100%, for the quarter, and by $170,000, or 50%, for the half. These costs were higher due to overlapping expenses associated with our conversion to VOIP technology, as well as increased usage charges. They are expected to decline in the latter half of the year.

Legal and accounting costs were up by $329,000, or 186%, for the quarter, and by $471,000, or 122%, for the half. Included in those numbers are legal costs related to collections, which increased by $90,000 for the quarter and $110,000 for the half, and a $357,000 increase in first-half audit and review costs related to SOX 404. Accounting expenses for the first quarter of 2005, in particular, include unanticipated charges from our principal accountant for their testing and evaluation work related to their 2004 SOX 404 assessment of our internal controls. Not including internal staff time and expenses, consulting and audit expenses related to our 2004 SOX 404 assessment totaled approximately $500,000. We are projecting that the cost of SOX 404 compliance will be lower in 2005, and are thus accruing slightly less than that at the present time.

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

The Company’s tax provision was $1.6 million and $3.1 million for the second quarter and first half of 2005, respectively, representing 30% and 31% of pre-tax income for those periods. The lower percentage in the second quarter is because of a year-to-date adjustment in that quarter to reflect the proper amount of interest earned from loans to businesses in state-designated enterprise zones, which is partially excluded from taxable income for state tax purposes. The provision was $2.0 million and $3.4 million for the second quarter and first half of 2004, respectively, which equates to 40% and 36% of pre-tax income for those periods. The Company’s 2005 tax accrual rate is relatively low in comparison to 2004, due in part to more low-income housing tax credits but mainly because of a $400,000 charge to the provision in the second quarter of 2004 related to the Company’s real estate investment trust (“REIT”).

When the REIT began operations in August 2002, the Company adjusted its tax accrual to allow for the year-to-date impact of the REIT and our 2002 income tax returns were filed to include the REIT benefit. The REIT-related tax benefit was also reflected in the Company’s tax provision for the first three quarters of 2003, but was reversed at the end of 2003 subsequent to a last-minute legal opinion rendered by the California Franchise Tax Board. That opinion designated bank-owned REITs as potentially abusive tax shelters, and stated that the California law dealing with the taxability of REIT consent dividends has been misinterpreted. The Company’s 2003 income tax returns were ultimately filed sans any REIT benefits. Furthermore, in order to stop the accrual of potential interest and penalties, in April 2004 the Company filed an amended 2002 state income tax return and paid 2002 taxes in accordance with the Franchise Tax Board’s recent interpretation, while reserving the right to appeal and later claim REIT-related benefits. That payment resulted in the aforementioned increase in the Company’s second quarter 2004 tax provision. No assurance can be given that the tax benefits from the REIT will ultimately be validated, however if they are the Company will then reflect the cumulative benefit on its income statement.

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

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2005		December 31, 2004
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$505	$500	$506	$506
US Gov’t agencies	15,417	15,395	6,013	6,004
Mortgage-backed securities	154,301	152,469	159,576	158,722
State & political subdivisions	37,983	38,772	31,504	32,783
Other equity securities	6	7	6	9

Total Investment Securities	$208,212	$207,143	$197,605	$198,024

The carrying value of the investment portfolio was $207 million at June 30, 2005 and $198 million at December 31, 2004, an increase of $9 million, or 5%. The balance of mortgage-backed securities declined due to prepayments. The balance of municipal bonds has increased as the Company has taken advantage of relative value in that sector, and additional government agency securities were purchased for pledging purposes. Securities pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $176 million at June 30, 2005, and $177 million at December 31, 2004.

There were $3.5 million in fed funds sold at June 30, 2005, and none at December 31, 2004. Because the Company was a net borrower of overnight funds at June 30, 2005, the balance of fed funds sold on that date simply represents the investment of funds received too late in the day to adjust our borrowing position. The Company’s investment in the time deposits of other banks totaled $702,000 at June 30, 2005 and $535,000 at December 31, 2004. Non-marketable equity securities, consisting primarily of FHLB stock, totaled $5.4 million at the end of the first half of

2005 and $6.0 million at the end of 2004. Total investments increased to 21% of assets at June 30, 2005 from 20% at December 31, 2004.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $701 million at the end of June 2005. This represents an increase of only $5 million since the end of 2004 due to the sale of $21 million in mortgage loans in the first quarter, but since the end of March 2005 gross loans have increased by $18 million. Based on the current level of loans in process of approval, management anticipates growth sufficient to bring the Company back to its original targeted average increase of approximately $6 million per month for the year, although no assurance can be given that this loan growth will materialize.

A comparative schedule of the distribution of the Company’s loans at June 30, 2005 and December 31, 2004, by outstanding balance as well as by percentage of total loans, is presented in the following Loan Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30 2005	December 31 2004
Agricultural	$13,200	$13,146
Commercial and industrial	$100,899	$97,810
Real Estate:
Secured by commercial/professional office Properties including construction and development	$329,665	$336,065
Secured by residential properties	$128,083	$126,241
Secured by farmland	$40,380	$37,648
Held for sale	$119	$440

Total Real Estate	$498,247	$500,394
Small Business Administration loans	$21,991	$21,547
Consumer loans	$50,314	$48,992
Credit cards	$10,449	$10,897
Direct Financing Leases	$5,887	$3,490

Total Loans and Leases	$700,987	$696,276

Percentage of Total Loans and Leases
Agricultural	1.88%	1.89%
Commercial and industrial	14.39%	14.05%
Real Estate:
Secured by commercial/professional office Properties including construction and development	47.03%	48.27%
Secured by residential properties	18.27%	18.13%
Secured by farmland	5.76%	5.41%
Held for sale	0.02%	0.06%

Total Real Estate	71.08%	71.87%
Small Business Administration loans	3.14%	3.09%
Consumer loans	7.18%	7.04%
Credit cards	1.49%	1.57%
Direct Financing Leases	0.84%	0.49%

Total	100.00%	100.00%

Commercial real estate loans fell by $6 million, or 2%, during the first half of 2005. The Company has recently added a long-term fixed-rate loan to its line-up of commercial real estate lending products, which is expected to spur demand. Credit cards have also experienced declining balances, dropping by $448,000, or 4%, from the end of 2004 through the end of June. We have not been actively promoting credit cards during 2005, although we expect to sell more business credit cards, including SBA-backed cards, in the future. Real estate loans secured by residential properties grew by nearly $2 million, or 1%, despite the sale of $21 million in mortgage loans in the first quarter, primarily due to strong demand for home equity lines, residential construction loans, and single-close loans for construction through permanent financing. All other loan categories are showing consistent growth, and as noted previously loan demand appears to be strong in the Company’s market areas and we expect to end the year with growth of approximately 10% in outstanding loan balances. Loan growth cannot be forecast with any degree of certainty, however, due to the many variables that ultimately impact such growth.

Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to certain other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $20 million as of June 30, 2005, compared to $25 million at December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $268 million at June 30, 2005 as compared to $257 million at December 31, 2004, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 38% of gross loans outstanding at June 30, 2005, and 37% as of December 31, 2004. In addition to unused loan commitments, the Company had stand-by letters of credit totaling $16 million at June 30, 2005 and $20 million at December 31, 2004. This represents 6% of total commitments as of June 30, 2005, and 7% at December 31 2004.

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

Non-performing Assets

(dollars in thousands, unaudited)

	June 30 2005	December 31 2004	June 30 2004
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	$2,500	$393	$1,402
Real Estate
Secured by commercial/professional office properties including construction and development	$—	$—	$1,660
Secured by residential properties	$—	$—	$—
Secured by farmland	$1,289	$1,313	$1,729
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$1,289	$1,313	$3,389
Small Business Administration loans	$86	$255	$438
Consumer loans	$50	$168	$189
Credit cards	$13	$19	$13
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$3,938	$2,148	$5,431

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$35
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$280	$—
Consumer loans	$1	$20	$51
Credit cards	$—	$—	$—
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$1	$300	$86

TOTAL NONPERFORMING LOANS	$3,939	$2,448	$5,517
Other real estate	$1,899	$2,524	$2,606

Total nonperforming assets	$5,838	$4,972	$8,123

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.56%	0.35%	0.88%
Nonperforming assets as a % of total gross loans and leases and other real estate	0.83%	0.71%	1.29%

Total non-performing assets were $5.8 million at June 30, 2005 compared to $5.0 million at December 31, 2004, representing an increase of $866,000, or 17%. A $2.5 million unsecured commercial loan was placed on non-accrual status in the second quarter of 2005, creating a corresponding increase in non-performing assets. At the end of January 2005, we were advised by the borrowers on that loan that they will be unable to comply with current repayment terms because of a dispute over payments due to them under a construction contract with the University of California. The principal came due in April 2005, and as expected the borrowers do not have the means to repay the loan. The Company has been assured in writing that the borrowers intend to repay all principal and interest upon the successful conclusion of litigation, but attempts to restructure the loan and bring interest current have been unsuccessful to date. This increase in non-performing assets was partially offset by a $625,000 reduction in other real estate owned due to the sale and write-down of certain properties, and by various non-performing loan balances that paid off or were reduced in principal. Approximately $70,000 of the total non-performing balance at June 30, 2005 is guaranteed by the U.S. Government, and with the exception of the recently-added $2.5 million unsecured commercial credit, most of the remaining total is either secured by real estate or is in the form of repossessed real estate. Based on current appraised values minimal losses are anticipated on real-estate secured balances, although no assurance can be given that losses will not exceed expectations. We recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At June 30, 2005 the allowance for loan and lease losses was $10.8 million, or 1.54% of gross loans, an increase of $1.9 million relative to the $8.8 million allowance at December 31, 2004 that was 1.27% of gross loans. The allowance at June 30, 2005 includes a full reserve for the aforementioned $2.5 million unsecured loan that was placed on non-accrual in the second quarter of 2005. Since non-performing loans increased in greater proportion than the allowance, the allowance fell to 274% of non-performing loans at June 30, 2005 from 361% at December 31, 2004. An additional allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $136,000 at June 30, 2005.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended June 30,		For the Six-Month Period Ended June 30,		For the Year Ended December 31,
	2005	2004	2005	2004	2004
Balances:
Average gross loans and leases outstanding during period	$691,656	$620,864	$692,216	$617,701	$636,598

Gross loans and leases outstanding at end of period	$700,987	$627,176	$700,987	$627,176	$696,276

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,651	$7,286	$8,842	$6,701	$6,701
Provision charged to expense	$900	$773	$1,900	$1,673	$3,473
Charge-offs
Agricultural	$—	$—	$—	$60	$60
Commercial & industrial loans(1)	$11	$252	$95	$356	$459
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$76	$104	$147	$248	$596
Credit card loans	$176	$81	$242	$246	$402
Leases	$—	$—	$—	$—	$—
Overdrafts	$69	$—	$129	$—	$254

Total	$332	$437	$613	$910	$1,771

Recoveries
Agricultural	$215	$1	$219	$12	$143
Commercial & industrial loans(1)	$271	$12	$298	$81	$95
Real estate loans	$—	$—	$2	$—	$—
Consumer loans	$30	$23	$45	$76	$120
Credit card loans	$34	$22	$57	$47	$71
Leases	$—	$—	$—	$—	$—
Overdrafts	$14	$—	$33	$—	$10

Total	$564	$58	$654	$216	$439

Net loan recoveries (charge offs)	$232	$(379)	$41	$(694)	$(1,332)

Balance at end of period	$10,783	$7,680	$10,783	$7,680	$8,842

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	-0.13%	0.25%	-0.01%	0.23%	0.21%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.54%	1.22%	1.54%	1.22%	1.27%
Allowance for Loan Losses to Non-Performing Loans	273.75%	139.21%	273.75%	139.21%	361.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	-2.15%	4.93%	-0.38%	9.04%	15.06%
Net Loan Charge-offs to Provision for Loan Losses	-25.78%	49.03%	-2.16%	41.48%	38.35%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and reduced by actual net charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $900,000 in the second quarter of 2005, a $127,000 increase relative to the $773,000 provision in the second quarter of 2004. The Company’s collection of previously charged-off balances resulted in net recoveries of $232,000 for the quarter and $41,000 for the half, which added to the allowance, versus net charge-offs against the allowance of $379,000 and $694,000 for the second quarter and first half of 2004.

The Company considers its allowance for loan and lease losses of $10.8 million at June 30, 2005 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $37 million at June 30, 2005, approximately the same as the balance at December 31, 2004. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $36 million average of cash and due from banks for the first half of 2005 is about $3 million less than the $39 million average for the first half of 2004. Average cash balances have declined due to in part to closer monitoring and more efficient management of branch cash levels. The Company also enrolled in the Federal Reserve Bank of San Francisco’s “explicit float” program during 2004, which provides immediate credit for most items presented for collection. It is expected that as additional branches commence operations, the Company’s balance of cash will increase to meet the needs of those branches.

Net premises and equipment decreased by $593,000, or 3%, since the end of 2004, to its balance of $17.1 million at June 30, 2005. The decrease can be explained by depreciation on the Company’s fixed assets. Other assets were $43 million at June 30, 2005, a decrease of about $1 million, or 3%, relative to December 31, 2004.

At June 30, 2005, the Company’s other assets included a $2.4 million net deferred tax asset. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes, therefore the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

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

Overall, deposits increased by $41 million, or 6%, to $784 million at June 30, 2005 from $743 million at December 31, 2004. Demand deposits grew by $21 million, or 9%, largely because of new business account offerings and a new direct mail marketing campaign targeting retail checking accounts. NOW accounts grew by $5 million, or 8%, and savings account balances increased $6 million, or 9%, primarily due to cross-sell efforts on new demand deposit accounts. Money market accounts declined by $19 million, or 14%, due in large part to a $13 million account that moved to time deposits over $100,000. It is management’s opinion that aggressive deposit retention efforts for more rate-sensitive money market accounts and time deposits may become increasingly necessary as alternative investment products regain popularity.

Including the aforementioned $13 million transfer, total time deposits over $100,000 increased by $27 million. The increase is net of a $4 million decrease in brokered time deposits. The Company had a total of $49 million in brokered deposits over $100,000 on its books at June 30, 2005 and $53 million at year-end 2004. Maturities of these deposits are staggered over the next 12 months, and it is expected that they will continue to be replaced with internally-generated branch deposits when possible.

Information concerning average balances and rates paid on deposits by deposit type for the three months and six months ended June 30, 2005 and 2004 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), short-term and long-term borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase (customer “repos”), and junior subordinated debentures issued in consideration for cash raised by wholly-owned trust subsidiaries via the sale of trust-preferred securities (see Capital Resources section for more detailed explanation of trust-preferred securities).

In order to borrow money from the FHLB to finance the leverage strategy, the Company simultaneously pledged as collateral the investment securities acquired in connection with the transaction. These collateralized FHLB borrowings range in remaining maturity from overnight to about four years. As of June 30, 2005, FHLB borrowings specifically linked to the leverage strategy comprised all of the Company’s $65 million in long-term borrowings, as well as $17 million in the form of an overnight advance. Long-term borrowings have declined by $10 million since year-end 2004, while short-term borrowings specifically related to the leverage strategy are about $3 million lower. The remainder of the total $27 million reduction in short-term borrowings was enabled by growth in customer deposits and customer repurchase agreements. Repurchase agreements represent “sweep accounts,” or non-deposit investment accounts secured by pledged investment securities, and totaled approximately $27 million at June 30, 2005. While this was up by about $3 million relative to the $24 million balance at the end of December 2004, the nature of this product lends itself to frequent fluctuations in balances.

The Company also uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There was $17 million in the form of an overnight FHLB advance on the Company’s books at June 30, 2005, but no overnight fed funds purchased.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued current income taxes payable, other expenses accrued but unpaid, and certain clearing amounts. The aggregate balance of other liabilities increased by about $700,000 during the first six months of 2005, due mainly to an increase in accrued interest payable.

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

The Company’s policy guidelines suggest the following limits for a decline in the Company’s simulated 12-month net interest income, relative to a stable rate scenario: For 100 basis point (b.p.) interest rate shocks, 5% or less; for 200 b.p. shocks, 10% or less; and, for 300 b.p. shocks, 15% or less. As of June 30, 2005, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	8,086	-$	5,065	-$	2,033	$1,259	$2,148	$3,284
% Change		-15.17%		-9.50%		-3.81%	2.36%	4.03%	6.16%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in the interest rate curve and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by $5.1 million, or 9.5%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely increase by $2.1 million, or 4.0%, over the next year. According to net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The exposure to declining rates appears disproportionate in these simulations because many of the Company’s deposit rates are close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating compression in the Company’s net interest margin.

In reality, management does not expect current rates to fall significantly. If they do, the Company would likely limit movement in the Bank of the Sierra Prime Rate as it has done in the past, although no assurance can be given that this would indeed occur. Approximately $200 million of the Company’s variable-rate loan balances are tied to that rate. If the Bank of the Sierra Prime Rate is effectively floored at 4.75%, the Company’s interest rate risk profile changes significantly:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	5,176	-$	4,485	-$	2,033	$1,259	$2,148	$3,284
% Change		-9.71%		-8.41%		-3.81%	2.36%	4.03%	6.16%

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

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in EVE (in $000’s)	-$	34,713	-$	24,322	-$	9,199	$1,791	$1,255	$1,113
% Change		-18.53%		-12.98%		-4.91%	0.96%	0.67%	0.59%

If there were no options embedded in the Company’s balance sheet, EVE would decline slightly as rates increase. This effect can be seen in rising rate scenarios. It is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that over $500 million in non-maturity deposits are assumed to run off at the rate of 10% per year. Our net interest income simulations, on the other hand, are dynamic rather than static and incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, the presumed floor on the Bank of the Sierra prime effectively turns loans linked to that rate into fixed rate loans that increase in value as rates decline. One might thus expect to see the Company’s EVE increase as rates decline, however embedded options kick in under declining rates. A floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities and increased principal pre-payments and calls on investment securities and fixed rate loans more than offset the value increase from the prime rate floor.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund its operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.

As of June 30, 2005, non-pledged securities comprised $31 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, immediately marketable loan balances in the amount of $17 million, and the $17 million net cash surrender value of BOLI on the Company’s books at June 30, 2005. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $96 million at June 30, 2005. An additional $168 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up to $1.3 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average net loans to assets ratio were 19.2% and 69%, respectively, at June 30, 2005, as compared to internal policy guidelines of greater than 10% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits and short-term liabilities as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios were within policy guidelines as of June 30, 2005.

CAPITAL RESOURCES

At June 30, 2005, the Company had total shareholders’ equity of $77 million, comprised of $11 million in common stock, $66 million in retained earnings, and a $629,000 accumulated other comprehensive loss. Total shareholders’ equity at the end of 2004 was $71 million. The $5.4 million increase in shareholders’ equity from December 31, 2004 to June 30, 2005 was due primarily to the addition of net earnings less $2.2 million in dividends paid. However, it also includes a $2.5 million increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options, a $1 million decrease due to the repurchase and retirement of shares pursuant to the Company’s stock repurchase plan, and an $875,000 decrease in other comprehensive income resulting from a decrease in the market value of investment securities (net of the tax impact).

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $30 million in trust-preferred securities. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at June 30, 2005, $25.7 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $4.3 million. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)

	June 30, 2005	December 31, 2004	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	14.04%	13.30%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.26%	11.34%	6.00%
Tier 1 Leverage Ratio	9.76%	9.20%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.37%	11.63%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.11%	10.48%	6.00%
Tier 1 Leverage Ratio	8.84%	8.48%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2005:

	April	May	June
Total shares purchased	None	25,000	11,400
Average per share price	N/A	$21.37	$22.54
Number of shares purchased as part of publicly announced plan or program	None	25,000	11,400
Maximum number of shares remaining for purchase under a plan or program (1)	65,100	290,100	278,700

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan initially allowed for the repurchase of up to 250,000 shares, although that number was supplemented by an additional 250,000 shares on May 19, 2005 by the Board of Directors.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 25, 2005. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
Albert L. Berra	7,401,714	11,055
Vincent L. Jurkovich	7,402,914	9,855
Robert H. Tienken	7,400,341	12,428
Gordon T. Woods	7,400,114	12,655

There were no broker non-votes received with respect to this item.

The terms of the following directors elected in 2004 continued after the shareholders’ meeting: Gregory A. Childress, Robert L. Fields, James C. Holly, Howard H. Smith, and Morris A. Tharp.

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 8, 2005	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

August 8, 2005	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Senior Vice President & Chief Financial Officer