Form 10-Q
period 2005-09-30
SIERRA BANCORP
filed 2005-11-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

YES  ☑    NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES  ☑    NO  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,763,895 shares outstanding as of October 31, 2005

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Cash and due from banks	$43,508	$36,735
Federal Funds Sold	—	—

Total Cash & Cash Equivalents	43,508	36,735
Securities available for sale	202,428	198,024
Loans and leases:
Gross loans and leases	725,450	696,276
Allowance for loan and lease losses	(11,446)	(8,842)
Deferred loan and lease fees, net	(1,598)	(1,277)

Net Loans and Leases	712,406	686,157
Other equity securities	5,415	5,960
Premises and equipment, net	17,469	17,731
Operating leases, net	1,905	2,057
Other real estate	545	2,524
Accrued interest receivable	4,854	4,218
Other assets	48,095	44,077

TOTAL ASSETS	$1,036,625	$997,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$262,004	$235,732
Interest bearing demand	69,203	62,887
Savings	74,521	68,192
MMDA’s	105,341	137,545
TDOA’s, IRA’s & KEOGH’S	22,645	22,195
Time deposits < $100,000	88,717	84,576
Time deposits ≥ $100,000	172,256	131,576

Total Deposits	794,687	742,703
Federal funds purchased and repurchase agreements	39,133	24,187
Short Term Borrowings	34,000	43,800
Long Term Borrowings	46,000	75,000
Accrued interest payable	2,214	1,053
Other liabilities	12,222	8,677
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	959,184	926,348

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,733,305 and 9,649,258 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	11,612	8,829
Retained earnings	66,908	62,060
Accumulated other comprehensive income	(1,079)	246

TOTAL SHAREHOLDER’S EQUITY	77,441	71,135

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,036,625	$997,483

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2005	2004	2005	2004
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$9	$24	$83	$47
US Treasury securities	4	4	12	12
US Gov’t agencies	168	69	342	244
State and political subdivsions	398	317	1,095	988
Mortgage-backed securities	1,467	1,556	4,571	3,185
Restricted Stock	55	55	183	95
Loans and leases, including fee income	14,875	11,451	40,704	33,274

Total interest income	16,976	13,476	46,990	37,845
INTEREST EXPENSE:
Interest on deposits	2,269	1,342	5,920	3,992
Interest on borrowed funds	1,230	932	3,488	1,994

Total interest expense	3,499	2,274	9,408	5,986
Net Interest Income	13,477	11,202	37,582	31,859
Provision for loan losses	450	1,000	2,350	2,673

Net Interest Income after Provision for Loan Losses	13,027	10,202	35,232	29,186
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,512	1,576	4,180	4,655
Gain on sales of loans	5	114	523	317
Gain (Loss) on investment securities	9	14	(255)	19
Other	1,225	1,028	3,449	3,069

Total other operating income	2,751	2,732	7,897	8,060
OTHER OPERATING EXPENSES:
Salaries and employee benefits	3,630	2,990	11,449	10,038
Occupancy expense	1,544	1,566	4,540	4,388
Other	3,004	2,439	9,432	7,450

Total other operating expenses	8,178	6,995	25,421	21,876

INCOME BEFORE PROVISION FOR INCOME TAXES	7,600	5,939	17,708	15,370
Provision for income taxes	2,754	1,996	5,850	5,355

NET INCOME	$4,846	$3,943	$11,858	$10,015

Other comprehensive (loss) income, unrealized (loss) gain on securities available for sale, net of income taxes	(450)	1,825	(1,325)	(590)
COMPREHENSIVE INCOME	$4,396	$5,768	$10,533	$9,425

PER SHARE DATA
Book value per share end of period	$7.96	$7.21	$7.96	$7.21
Cash dividends	$0.11	$0.09	$0.33	$0.27
Earnings per share basic	$0.50	$0.41	$1.21	$1.06
Earnings per share diluted	$0.47	$0.39	$1.14	$0.99
Period end common shares outstanding	9,733,305	9,582,308	9,733,305	9,582,308
Weighted average shares outstanding, basic	9,786,469	9,532,498	9,774,672	9,433,255
Weighted average shares outstanding, diluted	10,366,161	10,133,300	10,385,287	10,095,704

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities
Net income	$11,858	$10,015
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	$(75)	$(19)
Gain on sales of loans	(523)	(317)
Writedown of other real estate owned	616	100
Provision for loan losses	2,604	2,673
Depreciation and amortization	2,394	2,221
Net amortization on securities premiums and discounts	996	949
Increase (Decrease) in unearned net loan fees	321	(654)
Increase in cash surrender value of life insurance policies	(2,380)	(450)
Proceeds from sales of loans held for sale	33,390	17,247
Originations of loans held for sale	(32,429)	(17,080)
Increase in interest receivable and other assets	(31)	(12,095)
Increase in other liabilities	4,706	2,446

Net cash provided by operating activities	21,447	5,036

Cash Flows from Investing Activities
Maturities of securities available for sale	3,585	7,142
Proceeds from sales/calls of securities available for sale	2,004	5,787
Purchases of securities available for sale	(42,574)	(151,573)
Principal paydowns on securities available for sale	29,408	23,541
Increase in loans receivable, net	(29,612)	(42,163)
Proceeds from sale of premises and equipment	20	—
Purchases of premises and equipment, net	(2,000)	(3,363)
Proceeds from sales of other real estate	1,447	904
Addition of other real estate owned	(101)	(259)

Net cash provided by (used in) investing activities	(37,823)	(159,984)

Cash Flows from Financing Activities
Increase in deposits	51,984	34,878
Increase in federal funds purchased	10,600	5,500
(Decrease) Increase in borrowed funds	(38,800)	70,388
Increase in repurchase agreements	4,346	9,192
Proceeds from issuance of subordinated debentures	—	15,464
Cash dividends paid	(3,230)	(2,542)
Stock repurchased	(3,919)	(703)
Stock options exercised	2,168	2,338

Net cash provided by financing activities	23,149	134,515

Increase in cash and due from banks	6,773	(20,433)
Cash and Cash Equivalents
Beginning of period	36,735	53,042

End of period	$43,508	$32,609

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in California’s South San Joaquin Valley. Bank of the Sierra is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. The Bank operates eighteen full service branch offices throughout this geographic footprint, and has received regulatory approvals for an office in Reedley, a third Bakersfield location, and an office in Delano. We expect to open the Reedley office in December 2005, the additional Bakersfield office in the first quarter of 2006, and the Delano office in mid-2006. In addition to its full-service branches, the Bank has an agricultural credit unit with lending staff located at its corporate headquarters and in Fresno, an SBA lending department, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) which is a consolidated subsidiary of the Bank, was formed in June 2002 and capitalized in August 2002 for the primary business purpose of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings. Management has considered using the REIT to issue additional preferred stock to enhance the Company’s capital, however based on current market conditions and pricing this is an expensive option in comparison to capital trust pass-through securities. Further, REIT-issued preferred stock would not receive the same preferential treatment as capital trust pass-through securities for regulatory risk-based capital purposes. Management recently re-evaluated the REIT and determined that is not fulfilling its original intended purposes, nor is it likely to do so in the near future. Further, because the REIT requires substantial internal time and effort to manage and account for, the Board of Directors of Bank of the Sierra has voted to dissolve the REIT. It is likely that this dissolution will be completed prior to the end of 2005.

On December 31, 2003, the California Franchise Tax Board issued a legal opinion listing bank-owned REITs as potentially abusive tax shelters subject to possible penalties, and stating that REIT consent dividends are not deductible for California state income tax purposes. The Company received advice from its REIT tax advisor (a national accounting firm) that the law had not changed, and the tax opinion it received on the validity of REIT benefits still stands as issued. The Company deemed it prudent, however, to file all income tax returns and amended returns for previous years, where applicable, in a manner consistent with the Franchise Tax Board’s opinion. The specific impact on the Company’s tax payments and accruals relating to the REIT are discussed in greater detail in Part I, Item 2 in this Form 10-Q, in the section entitled “Earnings Performance” and under the sub-heading of “Provision for Income Taxes.” It appears that many California banks with REITs, including Bank of the Sierra, have reserved the right to appeal the most recent interpretation of the California Franchise Tax Board, and some have apparently initiated a defense of their position that the law was correctly interpreted when REIT tax benefits were initially recognized.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2005 and 2004, cash paid for interest due on interest-bearing liabilities was $4.8 million and $2.8 million, respectively. There was $2.1 million in cash paid for income taxes during the nine months ended September 30, 2005, and $8.2 million paid for income taxes during the nine months ended September 30, 2004. There was $101,000 in real estate acquired in the settlement of loans for the nine months ended September 30, 2005, and $259,000 acquired for the nine months ended September 30, 2004. There were loans totaling $763,000 made to finance the sale of other real estate for the nine months ended September 30, 2005, and $320,000 for the nine months ended September 30, 2004.

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

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net income, as reported (in $000’s)	$4,846	$3,943	$11,858	$10,015
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	72	48	164	128

Pro forma net income (in $000’s)	$4,774	$3,895	$11,694	$9,887

Basic earnings per share - as reported	$0.50	$0.41	$1.21	$1.06
Basic earnings per share - pro forma	$0.49	$0.41	$1.20	$1.05
Diluted earnings per share - as reported	$0.47	$0.39	$1.14	$0.99
Diluted earnings per share - pro forma	$0.46	$0.38	$1.13	$0.98
Weighted average fair value per share of options granted during period	$6.05	$4.26	$6.29	$4.27
Assumptions for determining fair values:
Dividend yield	2.11%	2.33%	1.97%	2.32%
Projected stock price volatility	29.69%	30.12%	29.94%	30.48%
Risk-free interest rate	4.11%	3.86%	3.99%	3.68%
Expected option term (from vesting date)	3.0 years	2.8 years	2.9 years	2.8 years

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period, retroactively restated for stock splits and dividends. There were 9,786,469 weighted average shares outstanding during the third quarter of 2005, and 9,532,498 during the third quarter of 2004. There were 9,774,672 weighted average shares outstanding during the first nine months of 2005, and 9,433,255 during the first nine months of 2004.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. For the third quarter and first nine months of 2005, the dilutive effect of options outstanding calculated under the treasury stock method totaled

579,692 and 610,615 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2004, shares totaling 600,802 and 662,449, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2005	2004	2005	2004
Net income	$4,846	$3,943	$11,858	$10,015
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	(754)	3,115	(2,506)	(982)
Less: reclassification adjustment	9	14	(255)	19

Pre-tax other comprehensive inc./(loss)	(763)	3,101	(2,251)	(1,001)
Less: tax impact of above	(313)	1,276	(926)	(411)

Net other comprehensive income/(loss)	(450)	1,825	(1,325)	(590)

Comprehensive income	$4,396	$5,768	$10,533	$9,425

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

	September 30, 2005	December 31, 2004
Commitments to extend credit	$250,627	$215,566
Standby letters of credit	$14,412	$19,842
Credit card commitments	$44,275	$41,880

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include but are not limited to the possibility of deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates, including the related impact on our leverage strategy; liquidity risks; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and risks associated with the multitude of current and future laws and regulations to which the Company is and will be subject.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information contained within these statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; loan origination costs, which are estimated in the aggregate by loan type based on an annual evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; estimated residual values on leases, which have the potential to vary significantly from actual market values at lease termination; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the market capitalization of the Company; and depreciation expense, especially on technology equipment due to the potential impact of unexpected changes in the useful life of such equipment.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

The Company’s leverage strategy was implemented in the second quarter of 2004, and comparative quarterly results from both 2004 and 2005 now reflect the full impact of that strategy. Differences created by the weighted average impact on year-to-date results are also diminishing. The leverage strategy entailed the purchase of approximately $100 million in mortgage-backed securities that were financed primarily with matched-duration collateralized borrowings from the Federal Home Loan Bank (“FHLB”). The leverage strategy lowers the Company’s overall net interest margin and return on assets, but generates sufficient net income to have a substantial impact on the Company’s return on equity. While leverage strategy investment balances have fallen to about $80 million at the end of September due to prepayments on mortgage-backed securities, it is possible that the Company could undertake a similar strategy in the future should interest rate conditions again become conducive to such.

A significant item impacting both the quarterly and year-to-date results in 2005 was the sale of a certain non-accruing loan. This resulted in the pay-off of the $823,000 remaining book balance of the note, the recovery of $536,000 in interest and fees (credited to interest income), and the recovery of $525,000 in previously charged-off principal (added back to the allowance for loan and lease losses).

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2005 Compared to Third Quarter 2004

Third quarter net income improved by $903,000, or 23%. Basic earnings per share for the third quarter of 2005 increased by $0.09, or 22%, while diluted earnings per share increased by $0.08, or 21%. The Company’s annualized return on average equity was 25.03% and annualized return on average assets was 1.88% for the quarter ended September 30, 2005, compared to a return on equity of 23.68% and return on assets of 1.66% for the quarter ended September 30, 2004. The primary drivers behind the variance in net income are as follows:

•	Net interest income increased by $2.3 million, or 20%, due to the recovery of $536,000 in interest and fees on the aforementioned note sale, growth in average earning assets, and net interest margin improvement.

•	Due to net recoveries of $213,000 on charged-off loans during the third quarter of 2005, and loan loss reserves that had been specifically allocated but were freed up due to the resolution of certain non-performing loans, the provision for loan losses was $550,000 lower in the third quarter of 2005 than it was in the third quarter of 2004.

•	Salaries and benefits expense increased $640,000, or 21%, due primarily to a lower credit against current period expenses for loan origination costs, normal annual increases, and staff additions.

•	Other non-interest expenses (non-interest expenses other than salaries and benefits and occupancy expense) increased by $565,000, or 23%, due in large part to a $350,000 charge to write down an OREO property, higher audit and review costs related to Sarbanes Oxley section 404 (SOX 404) compliance, and higher legal expenses.

•	The Company’s tax accrual rate was higher in the third quarter of 2005 due to the fact that the $1.7 million increase in pre-tax income was taxable at the Company’s marginal income tax rate, which is substantially higher than the blended overall rate that factors in tax credits and other tax advantages.

First Nine Months of 2005 Compared to First Nine Months of 2004

Net income for the first nine months of 2005 was $1.8 million higher than net income for the first nine months of 2004, an increase of 18%. Basic and diluted earnings per share were $0.15 higher in the first nine months of 2005 than in the first nine months of the prior year. The Company realized an annualized return on average equity of 21.35% for the first nine months of 2005 and 21.08% for the first nine months of 2004, and its return on assets for the same periods was 1.58% and 1.51%, respectively. The principal reasons for the year-to-date net income variance include the following:

•	Net interest income was $5.7 million higher, an increase of 18%, primarily because of the interest recovery in the third quarter of 2005, a $72 million increase in average loans and leases, a $47 million increase in average investment balances resulting from the leverage strategy, and a stronger net interest margin.

•	Similar to the quarterly results, the Company had year-to-date net recoveries of $254,000 on charged-off loans, and the provision for loan losses was $323,000 lower primarily because of this fact.

•	Service charges on deposits were lower in 2005 by $475,000, or 10%, however other service charges increased by $469,000 and nearly offset this decline.

•	Loan sale income is $206,000 higher in 2005, an increase of 65%, due to the bulk sale of $21 million in mortgage loans at a gain of over $500,000 in the first quarter of 2005.

•	In the first quarter of 2005 the Company recorded a $330,000 charge to write down its investment in Diversified Holdings, a title insurance holding company; however, this was partially offset by a small gain on the disposition of certain equity securities in the second quarter resulting in a net year-to-date loss on securities of $255,000.

•	Salaries and benefits expense increased $1.4 million, or 14%, for the same reasons outlined in the quarterly summary.

•	Other non-interest expenses were up by $2.0 million, or 27%, because of OREO write-downs totaling $550,000 during the first nine months of 2005, as well as higher audit and review costs related to SOX 404, higher advertising and promotion costs, higher partnership pass-through expenses on low-income housing tax credit investments, and higher legal fees.

•	Despite the increase in the third quarter tax accrual rate, the year-to-date accrual rate for 2005 was slightly lower than in 2004 due to additional tax credits in 2005 and because of an adjustment in the second quarter of 2004 that increased the accrual rate for that year.

FINANCIAL CONDITION SUMMARY

Balance Sheet at September 30, 2005 relative to December 31, 2004

The Company’s total assets of $1.04 billion at September 30, 2005 reflect an increase of $39 million, or 4%, over total assets of $997 million at December 31, 2004. The most significant changes in the Company’s balance sheet during the first nine months of 2005 are outlined below:

•	Gross loan and lease balances increased by $29 million, or 4%. If not for the sale of $21 million in mortgage loans in March, loan balances would have increased by $50 million, or 7%.

•	Despite the addition of a $2.5 million loan in the second quarter, non-performing loans increased by only $627,000 during the first nine months of 2005. Total non-performing assets actually declined $1.4 million, or 27%, due mainly to a $2 million reduction in OREO.

•	Demand, NOW, and savings account balances continue to show relatively strong growth, increasing by a combined $39 million, or 11%.

•	Money market demand account balances dropped by $32 million, or 23%, although much of the decrease represents migration into time deposits over $100,000, which increased by $41 million, or 31%.

•	Long-term borrowings from the FHLB declined by $29 million because of the run-off of borrowings related to the leverage strategy and the reclassification of some balances as short-term borrowings due to the time remaining to maturity.

•	Short-term borrowings from the FHLB (mostly overnight borrowings) were down by almost $10 million, however overnight borrowings from correspondent banks increased by slightly less than $11 million. Customer repurchase agreements were about $4 million higher.

EARNINGS PERFORMANCE

During the quarter and for the nine months ended September 30, 2005 the Company generated net income of $4.8 million and $11.9 million, respectively, as compared to $3.9 million and $10.0 million for the same periods in 2004. The Company earns income from two key sources: net interest income, which is the difference between interest income generated from earning assets and interest expense on interest-bearing liabilities; and net non-interest income, which is primarily comprised of various sources of non-interest fee income less the operating costs associated with providing a full range of banking services to customers.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended September 30, 2005 (a) (b) (f)			For the Quarter Ended September 30, 2004 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$1,044	$9	3.42%	$6,790	$24	1.41%
Taxable	$165,348	$1,639	3.93%	$165,807	$1,629	3.91%
Non-taxable	$39,560	$398	6.05%	$31,623	$317	6.04%
Equity	$8	$—	0.00%	$9	$—	0.00%

Total Investments	$205,960	$2,046	4.34%	$204,229	$1,970	4.16%

Loans and Leases:(c)
Agricultural	$10,828	$776	28.43%	$11,302	$214	7.53%
Commercial	$122,516	$2,525	8.18%	$108,028	$1,927	7.10%
Real Estate	$508,864	$10,183	7.94%	$455,500	$8,274	7.23%
Consumer	$49,624	$912	7.29%	$45,697	$747	6.50%
Credit Cards	$10,923	$246	8.94%	$10,856	$270	9.89%
Direct Financing Leases	$5,257	$91	6.87%	$987	$19	7.66%
Other	$4,333	$142	13.00%	$4,122	$—	0.00%

Total Loans and Leases	$712,345	$14,875	8.28%	$636,492	$11,451	7.16%

Other Earning Assets	$5,814	$55	3.75%	$7,104	$55	3.08%
Total Earning Assets (e)	$924,119	$16,976	7.38%	$847,825	$13,476	6.40%

Non-Earning Assets	$98,087			$95,048

Total Assets	$1,022,206			$942,873

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$67,938	$16	0.09%	$60,212	$14	0.09%
Savings Accounts	$74,128	$99	0.53%	$64,959	$98	0.60%
Money Market	$109,782	$190	0.69%	$131,786	$215	0.65%
TDOA’s, IRA & KEOGH’s	$22,219	$127	2.27%	$22,881	$87	1.51%
Certificates of Deposit<$100,000	$86,759	$572	2.62%	$89,640	$368	1.63%
Certificates of Deposit≥$100,000	$159,767	$1,265	3.14%	$131,953	$560	1.69%

Total Interest Bearing Deposits	$520,593	$2,269	1.73%	$501,431	$1,342	1.06%
Borrowed Funds:
Federal Funds Purchased	$700	$7	3.97%	$1,449	$6	1.65%
Repurchase Agreements	$30,137	$28	0.37%	$23,998	$20	0.33%
Short Term Borrowings	$30,600	$359	4.65%	$14,621	$47	1.28%
Long Term Borrowings	$54,054	$256	1.88%	$75,000	$466	2.47%
TRUPS	$30,928	$580	7.44%	$30,928	$393	5.06%

Total Borrowed Funds	$146,419	$1,230	3.33%	$145,996	$932	2.54%

Total Interest Bearing Liabilities	$667,012	$3,499	2.08%	$647,427	$2,274	1.40%

Demand Deposits	$266,255			$221,034

Other Liabilities	$12,127			$8,156

Shareholders’ Equity	$76,812			$66,256
Total Liabilities and Shareholders’ Equity	$1,022,206			$942,873

Interest Income/Earning Assets			7.38%			6.40%
Interest Expense/Earning Assets			1.50%			1.07%

Net Interest Income and Margin(d)		$13,477	5.88%		$11,202	5.33%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $597 thousand and $587 thousand for the quarters ended September, 2005 and 2004. Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

For the third quarter of 2005 relative to 2004, net interest income was $2.3 million higher, representing an increase of 20%. The Company’s tax-equivalent net interest margin for the third quarter of 2005 was 5.88%, or 55 basis points higher than the 5.33% margin realized in the third quarter of the previous year. The $536,000 interest recovery in the third quarter of 2005 accounts for 23 basis points of the increase. Two other favorable factors include the implementation of a daily fee on overdrafts, which added $142,000 to interest income during the third quarter of 2005 and equates to an annualized 6 basis points on average earning assets, and a shift toward lower-cost deposits. The quarterly average balances of demand deposits, NOW accounts, and savings accounts grew by 20%, 13%, and 14%, respectively, all well above the average 8% growth rate for the Company’s aggregate balance sheet.

The following Volume and Rate Variances table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) and changes in interest rates. Volume variances are equal to the change in average balance times the prior period rate, rate variances are equal to the change in average rate times the prior period balance, and variances attributable to both volume and rate are equal to the change in rate times the change in average balance. The difference created by the additional day in 2004 (a leap year) is included in the rate variance.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended September 30, 2005 over 2004				Nine Months Ended September 30, 2005 over 2004
	Increase(decrease) due to				Increase(decrease) due to
	Volume	Rate	Rate/Volume	Net	Volume	Rate	Rate/Volume	Net
Assets:
Investments:
Federal funds sold / Due from time	$(20)	35	(30)	$(15)	$(11)	62	(15)	$36
Taxable	$(5)	15	(0)	$10	$1,277	151	56	$1,484
Non-taxable(1)	$80	1	0	$81	$94	12	1	$107
Equity	$—	—	—	$—	$—	—	—	$—

Total Investments	$55	$51	$(30)	$76	$1,360	225	42	$1,627

Loans and Leases:
Agricultural	$(9)	596	(25)	$562	$35	602	41	$678
Commercial	$258	300	40	$598	$643	585	67	$1,295
Real Estate	$969	841	99	$1,909	$2,694	1,663	186	$4,543
Consumer	$64	93	8	$165	$367	71	12	$450
Credit Cards	$2	(26)	(0)	$(24)	$9	(139)	(1)	$(131)
Direct Financing Leases	$82	(2)	(8)	$72	$187	(1)	(6)	$180
Other	$—	135	7	$142	$—	568	(153)	$415

Total Loans and Leases	$1,366	$1,937	$121	$3,424	$3,935	$3,349	$146	$7,430

Other Earning Assets	$(10)	12	(2)	$(0)	$18	59	11	$88

Total Earning Assets	$1,411	$2,000	$89	$3,500	$5,313	$3,633	$199	$9,145

Liabilities
Interest Bearing Deposits:
NOW	$2	0	0	$2	$6	1	0	$7
Savings Accounts	$14	(11)	(2)	$1	$56	(0)	(0)	$56
Money Market	$(36)	13	(2)	$(25)	$(67)	(24)	2	$(89)
TDOA’s & IRA’s	$(3)	44	(1)	$40	$(2)	67	(1)	$64
Certificates of Deposit < $100,000	$(12)	223	(7)	$204	$(115)	493	(50)	$328
Certificates of Deposit > $100,000	$118	485	102	$705	$269	1,112	181	$1,562

Total Interest Bearing Deposits	$83	$754	$90	$927	$147	$1,649	$132	$1,928

Borrowed Funds:
Federal Funds Purchased	$(3)	8	(4)	$1	$(4)	16	(8)	$4
Repurchase Agreements	$5	2	1	$8	$13	9	2	$24
Short Term Borrowings	$51	125	136	$312	$85	258	158	$501
Long Term Borrowings	$(130)	(111)	31	$(210)	$374	(30)	(13)	$331
TRUPS	$—	187	—	$187	$151	418	65	$634

Total Borrowed Funds	$(77)	$211	$164	$298	$619	$671	$204	$1,494

Total Interest Bearing Liabilities	$6	$965	$254	$1,225	$766	$2,320	$336	$3,422

Net Interest Margin/Income	$1,405	$1,035	$(165)	$2,275	$4,547	$1,313	$(137)	$5,723

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

Volume variances increased third quarter net interest income by $1.4 million, while rate variances added slightly over $1 million and the variance attributable to changes in both rate and volume reduced net interest income slightly. The favorable volume variance for the quarter is mainly due to $76 million growth in average loan balances. Average investment balances increased by less than $2 million, and non-earning assets increased by only $3 million. To fund the growth in average assets, quarterly average deposit and customer repurchase agreement (“repo”) balances increased by a combined $71 million, with $45 million of that representing growth in interest-free demand accounts, while quarterly average shareholders’ equity increased by $11 million. As noted above, approximately $536,000 of the favorable rate variance comes from an interest recovery during the third quarter of 2005, and another $142,000 is in the form of daily overdraft fees that are new for 2005. The remainder of the favorable rate variance is primarily due to relatively high growth in lower-cost core deposits and shareholders’ equity.

The Average Balances and Rates table which immediately follows presents the Company’s average balance sheet volumes, the interest income or interest expense and net interest income associated with earning assets and interest-bearing liabilities, the average yield or rate for each category of interest bearing asset or liability, and the net interest margin for the first nine months of 2005 and 2004.

Average Balances and Rates

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2005 (a) (b) (f)			Nine Months Ended September 30, 2004 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$3,915	$83	2.83%	$5,137	$47	1.22%
Taxable	$165,689	$4,925	3.97%	$120,851	$3,441	3.80%
Non-taxable	$36,054	$1,095	6.15%	$32,914	$988	6.08%
Equity	$8	$—	0.00%	$10	$—	0.00%

Total Investments	$205,666	$6,103	4.33%	$158,912	$4,476	4.19%

Loans and Leases:(c)
Agricultural	$11,394	$1,192	13.99%	$10,670	$514	6.43%
Commercial	$119,382	$6,888	7.71%	$107,080	$5,593	6.98%
Real Estate	$497,752	$28,612	7.69%	$447,646	$24,069	7.18%
Consumer	$49,210	$2,620	7.12%	$42,094	$2,170	6.89%
Credit Cards	$10,805	$753	9.32%	$10,696	$884	11.04%
Direct Financing Leases	$4,241	$224	7.06%	$807	$44	7.28%
Other	$3,665	$415	15.14%	$5,018	$—	0.00%

Total Loans and Leases	$696,449	$40,704	7.81%	$624,011	$33,274	7.12%

Other Earning Assets	$6,346	$183	3.86%	$5,349	$95	2.37%
Total Earning Assets (e)	$908,461	$46,990	7.00%	$788,272	$37,845	6.50%

Non-Earning Assets	$96,167			$95,245

Total Assets	$1,004,628			$883,517

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$67,208	$47	0.09%	$57,966	$40	0.09%
Savings Accounts	$72,070	$286	0.53%	$57,890	$230	0.53%
Money Market	$117,313	$586	0.67%	$130,138	$675	0.69%
TDOA’s, IRA & KEOGH’s	$21,970	$335	2.04%	$22,165	$271	1.63%
Certificates of Deposit<$100,000	$85,049	$1,458	2.29%	$94,692	$1,130	1.59%
Certificates of Deposit≥$100,000	$153,304	$3,208	2.80%	$131,791	$1,646	1.67%

Total Interest Bearing Deposits	$516,914	$5,920	1.53%	$494,642	$3,992	1.08%
Borrowed Funds:
Federal Funds Purchased	$478	$11	3.08%	$1,016	$7	0.92%
Repurchase Agreements	$28,479	$76	0.36%	$22,766	$52	0.31%
Short Term Borrowings	$24,328	$641	3.52%	$15,108	$140	1.24%
Long Term Borrowings	$65,066	$1,164	2.39%	$44,891	$833	2.48%
TRUPS	$30,815	$1,596	6.92%	$26,639	$962	4.82%

Total Borrowed Funds	$149,166	$3,488	3.13%	$110,420	$1,994	2.41%

Total Interest Bearing Liabilities	$666,080	$9,408	1.89%	$605,062	$5,986	1.32%

Demand Deposits	$253,055			$205,794

Other Liabilities	$11,226			$9,199

Shareholders’ Equity	$74,267			$63,462
Total Liabilities and Shareholders’ Equity	$1,004,628			$883,517

Interest Income/Earning Assets			7.00%			6.50%
Interest Expense/Earning Assets			1.38%			1.01%

Net Interest Income and Margin(d)		$37,582	5.62%		$31,859	5.49%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.533 million and $1.719 million for the nine months ended September 30, 2005 and 2004.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

For the first nine months of 2005 relative to the first nine months of 2004, net interest income increased by $5.7 million, or 18%, with the tax-equivalent net interest margin increasing by 13 basis points. The increase would have been 28 basis points without the leverage strategy, which had an average balance of $88 million during the first nine months of 2005 but due to the timing of implementation averaged only $62 million during the first nine months of 2004. Approximately 8 basis points of the net interest margin increase was caused by the third quarter 2005 interest recovery, while daily overdraft fees added 6 basis points. On the other hand, year-to-date interest income for 2004 includes $190,000 in interest recovered on a non-accruing loan that paid off in the first quarter of 2004, which inflated the net interest margin for 2004 by about 3 basis points.

Volume and rate variances for the nine months ended September 30, 2005 and September 30, 2004 were presented side by side with the quarterly variances in the Volume & Rate Variances table shown previously. Volume changes added about $4.5 million to net interest income, which was supplemented in the amount of $1.3 million by the favorable impact of rate changes. Because of an additional $72 million in average loans, a $47 million increase in average investments, and a $1 million increase in other earning assets (namely, our investment in Federal Home Loan Bank stock), average earning asset balances were $120 million higher during the first nine months of 2005 than in the first nine months of 2004. The growth in average deposits and customer repurchase agreements was more than sufficient to fund the growth in loans, while the growth in the average balance of other borrowed funds and shareholders’ equity comes close to the growth in average investments.

As already noted, leverage-related increases in relatively lower-yielding investments and higher-cost borrowings had a negative impact on the rate variance. The rate variance also factors in the daily overdraft charges in 2005 and the interest recoveries in 2005 and 2004, and was negatively impacted by over $100,000 due to one less accrual day in 2005 than in 2004 (a leap year). Furthermore, the differential between the Company’s prime rate and the Wall Street Journal prime rate has been gradually reduced which has caused the yield on some commercial and real estate loans to increase at a slower rate, and yields on credit card loans declined due to lower rates currently offered on that product. Despite all of the negatives, however, the year-to-date results still reflect a favorable rate variance, because overall loan rates increased more rapidly than deposit costs and average interest-bearing deposit balances shifted toward lower-cost accounts.

It is management’s opinion that the Company’s net interest margin may experience some contraction in coming periods if short-term market interest rates do not continue to increase, as asset yields would likely plateau while the cost of interest-bearing liabilities would continue to increase for a period of time. We have recently instituted a pricing-based incentive program for lending officers to hopefully increase loan yields and reduce some of this impact, and continued strong growth in core deposits would also offset some of the expected margin compression. However, no assurance can be given that the incentive program will have the anticipated impact or that projected deposit growth will occur.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan and lease losses. These charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb losses inherent in the Company’s loan portfolio.

For the quarter and nine months ended September 30, 2005, the Company’s provision for loan and lease losses was $550,000 and $323,000 lower, respectively, than in the same periods in the prior year. The loan loss provision was boosted earlier in 2005 to accommodate higher specific reserves required for certain loans, including a $2.5 million loan that was placed on non-accrual early in the second quarter. Events since then have diminished our need to enhance the allowance solely by means of the loan loss provision, however. Over $1.2 million in year-to-date recoveries of previously charged off balances have been realized thus far in 2005, including $590,000 in the third quarter. After netting out charge-offs, this added $213,000 for the quarter and $254,000 year-to-date to the Company’s allowance for loan and lease losses. Other specific reserves associated with classified and non-accruing assets that have been satisfactorily resolved have also been freed up. The procedures for monitoring the adequacy of the allowance and other details are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST INCOME AND EXPENSE

The following table provides details on changes in the Company’s non-interest income and non-interest expenses for the third quarter and first nine months of 2005 relative to 2004.

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,

	2005	% of Total	2004	% of Total	2005	% of Total	2004	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,512	54.96%	$1,576	57.69%	$4,180	52.93%	$4,655	57.75%
Other service charges, commissions & fees	$901	32.75%	$693	25.37%	$2,491	31.54%	$2,022	25.09%
Gains on sales of loans	$5	0.18%	$114	4.17%	$523	6.62%	$317	3.93%
Loan servicing income	$33	1.20%	$41	1.50%	$82	1.04%	$112	1.39%
Bank owned life insurance	$198	7.20%	$176	6.44%	$559	7.08%	$622	7.72%
Other	$102	3.71%	$132	4.83%	$62	0.79%	$332	4.12%

Total non-interest income	$2,751	100.00%	$2,732	100.00%	$7,897	100.00%	$8,060	100.00%
As a % of average earning assets (2)		1.18%		1.28%		1.16%		1.37%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,630	44.39%	$2,990	42.75%	$11,449	45.04%	$10,038	45.89%
Occupancy costs
Furniture & equipment	$790	9.66%	$862	12.32%	$2,428	9.55%	$2,475	11.31%
Premises	$754	9.22%	$704	10.07%	$2,112	8.31%	$1,913	8.74%
Advertising and marketing costs	$337	4.12%	$333	4.76%	$1,291	5.08%	$917	4.19%
Data processing costs	$293	3.58%	$220	3.15%	$904	3.56%	$822	3.76%
Deposit services costs	$326	3.99%	$296	4.23%	$967	3.80%	$872	3.99%
Loan services costs
Loan processing	$49	0.60%	$29	0.41%	$227	0.89%	$275	1.26%
ORE owned	$365	4.46%	$132	1.89%	$596	2.34%	$202	0.92%
Credit card	$162	1.98%	$164	2.34%	$460	1.81%	$444	2.03%
Other operating costs
Telephone & data communications	$121	1.48%	$201	2.87%	$634	2.49%	$544	2.49%
Postage & mail	$11	0.13%	$46	0.66%	$268	1.06%	$262	1.20%
Other	$330	4.04%	$212	3.03%	$1,209	4.76%	$841	3.84%
Professional services costs
Legal & accounting	$492	6.02%	$259	3.70%	$1,347	5.30%	$646	2.95%
Other professional service	$303	3.70%	$262	3.75%	$913	3.59%	$882	4.03%
Stationery & supply costs	$179	2.19%	$206	2.94%	$507	1.99%	$505	2.31%
Sundry & tellers	$36	0.44%	$79	1.13%	$109	0.43%	$238	1.09%

Total non-interest Expense	$8,178	100.00%	$6,995	100.00%	$25,421	100.00%	$21,876	100.00%

As a % of average earning assets (2)		3.51%		3.28%		3.74%		3.71%
Efficiency Ratio (1)	49.52%		49.30%		54.65%		53.69%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect declining non-interest income year-to-date, although it appears to have stabilized in the third quarter of 2005. Due in part to the impact of the leverage strategy on average earning assets, year-to-date non-interest income declined to 1.16% of average earning assets in 2005 from 1.37% in 2004. The ratio also declined for the quarter, dropping to 1.18% from 1.28% in the third quarter of the previous year, although the fact that the third quarter 2005 ratio is higher than the year-to-date 2005 ratio is a positive sign.

Included in year-to-date non-interest income for 2005 is a $500,000 gain resulting from the bulk sale of $21 million in mortgage loans in the first quarter. Since then, the Company has been holding for investment the majority of the mortgage loans it extends, which consist mainly of the take-out portion of its “all-in-one” loans (single-close loans for construction through permanent financing). The net impact is that the gain on loan sales was $206,000 higher in the first nine months of 2005 than it was in 2004, an increase of 65%. For the quarter, the gain on loan sales was down by $109,000, a 96% reduction.

Other service charges, commissions, and fees were $208,000 higher for the quarter and $469,000 higher year-to-date, due mainly to an increase in credit card and check card interchange fees from a higher level of activity and additional rental income from equipment leased to others. The increases in non-interest income in the referenced categories were more than offset by declining service charges on deposit accounts, a decline in other non-interest income, and lower income from loan servicing. Despite fairly significant increases in average transaction account balances, service charges on deposit accounts fell by 4% for the quarter and 10% on a year-to-date basis due to four key factors: 1) A higher proportion of transaction accounts in 2005 are “free” accounts that are initially free of service charges; 2) overdraft activity has declined, thus returned item and overdraft charges are down; 3) starting in 2005, returned item and overdraft charges that are deemed to be uncollectible are being reversed against service charges on deposits rather than reflected in sundry and teller expenses as had previously been done; and, 4) hard-dollar charges for business accounts on “analysis” have declined as the earnings credit rate for those accounts has increased. In September 2005, the Company instituted new risk-based pricing for higher-risk accounts such as money service businesses. Going forward, the additional fees from these accounts are expected to help offset the decline in service charges on other deposit accounts, although no assurance can be given that this will occur.

Other non-interest income includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America. Other non-interest income declined for the first nine months of 2005 due to an investment loss in the first quarter resulting from a $330,000 write-down of the Company’s $1 million investment in Diversified Holdings Corporation, a title insurance holding company. The primary operating subsidiaries of that company were recently sold, and there are some contingencies related to the ultimate sale proceeds that could necessitate further write-downs. The negative year-to-date variance caused by this loss was partially offset by a $66,000 gain from the second quarter liquidation of a small equity position in a mutual insurance company that converted to stock a few years ago. Gains from OREO sales were down by $51,000 for the quarter and $58,000 year-to-date. Income received from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, was up about $14,000 for the quarter and $48,000 year-to-date, increases of 21% and 24%, respectively.

Loan servicing income fell slightly, going down by $8,000 for the quarter and $30,000 year-to-date. Most of the Company’s servicing consists of agricultural mortgage loans, although a small number of SBA loans are also included. The Company is no longer significantly engaged in the servicing of residential real estate loans and does not contemplate a return to that service in the foreseeable future. Management expects to sell a limited number of such loans on a servicing-released basis in the future, but will continue to refer, for a fee, the majority of its residential mortgage loan applications to MoneyLine Lending Services for origination.

Bank-owned life insurance (BOLI) income increased by $22,000 for the quarter, due to earnings on an additional $2 million invested in BOLI in early August 2005. BOLI income declined by $63,000 on a year-to-date basis due in part to slightly lower rates on the Company’s “general account” BOLI, but mainly as the result of negative returns on “separate account” BOLI linked to deferred compensation balances. The majority of the Company’s BOLI is single-premium general account BOLI, with an interest credit rate that does not change frequently and is floored at no less than 4%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, at September 30, 2005 the Company had approximately $1 million invested in separate account BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These BOLI accounts have returns pegged to investment allocations specified by deferred compensation participants, and are thus subject to loss of principal depending on equity market movements.

Non-interest expense increased by 17% for the third quarter and 16% the first nine months of 2005, relative to the same periods in the previous year. Non-interest expense increased to 3.51% from 3.28% of average earning assets for the third quarter of 2005 relative to 2004. Despite the leverage-related increase in the denominator, the increase in the numerator was significant enough to raise the year-to-date ratio of non-interest expense to average earning assets, as well, which increased to 3.74% in 2005 from 3.71% in 2004.

As the largest component of non-interest expense, salaries and employee benefits experienced the most significant dollar increase of all expense categories. They increased by a combined $640,000, or 21%, for the third quarter of 2005 relative to the third quarter of 2004, and by $1.4 million, or 14%, for the first nine months of 2005 relative to the first nine months of the prior year. Approximately $200,000 of the third quarter increase and $120,000 of the year-to-date increase is the result of a lower credit against current period expenses for salaries directly related to successful loan originations. The remainder of the increase in salaries is due to the following: Regular annual increases; salaries for the new manager and staff for the Dinuba/Reedley service area, and the new manager for Delano; the salaries of staff added to enable compliance with the Gramm-Leach-Bliley Act, the Bank Secrecy Act, and SOX 404; and selective staff additions and hours increased for part-time workers in certain other branches to enable us to capitalize on the growth potential in those areas. The percentage increase in benefits was less than the percentage increase in salaries, due to cost containment measures with regard to group health insurance costs and recent rate reductions in worker’s compensation insurance premiums. The Company had 345 full-time equivalent employees at September 30, 2005, and 338 full-time equivalents at September 30, 2004.

Total occupancy expense fell slightly for the quarter and increased by only 3% year-to-date. These expenses were 18.9% of total non-interest expense for the third quarter and 17.9% for the first nine months of 2005, down from 22.4% and 20.1% for the respective periods in 2004. While the change in occupancy expense is minimal, notable fluctuations occurred in the following expenses: advertising and marketing, OREO, telecommunications, legal and accounting, and other miscellaneous costs. Marketing costs were basically flat for the quarter, but show a 41% year-to-date increase due to certain marketing campaigns that commenced in the first half of the year. Management expects that these costs will be well-controlled for the remainder of the year. OREO expenses were higher for the quarter and the year-to-date periods due to a $350,000 charge in the third quarter and a $200,000 charge in the first quarter to write down OREO properties. As expected, telecommunications costs decreased by $80,000, or 40%, for the third quarter, due to credits received for temporary duplicative service and other over-billings associated with our earlier conversion to VOIP technology. However, telecommunications expenses show an increase of $90,000, or 17%, for the year-to-date period, due primarily to increased usage charges.

Legal and accounting costs were up by $233,000, or 90%, for the quarter, and by $701,000, or 109%, on a year-to-date basis. Included in those numbers are legal costs related to collections, which increased by $56,000 for the quarter and $166,000 year-to-date, and a $142,000 quarterly increase and $498,000 year-to-date increase in audit and review costs related to SOX 404 compliance. The year-to-date increase includes roughly $200,000 in expenses associated with the 2004 audit.

The increase in the “other” category in other operating costs is primarily due to pass-through expenses related to our limited partnership investments in low-income housing tax credit funds, which increased in part because of new expenses associated with a $1.5 million investment commitment made in August 2004 and a $3 million investment commitment made in August 2005. Most other expense categories either declined or experienced fairly minimal increases.

The Company’s tax-equivalent overhead efficiency ratio increased to 49.5% from 49.3% for the third quarter of 2005 relative to 2004, and to 54.7% from 53.7% for the first nine months of 2005 relative to 2004. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation. Because of the impact of very strong growth in net interest income on the numerator of the equation, the increase in the ratios was less than might be expected when considering the sizeable increases in non-interest expense and minimal growth in non-interest income.

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

The Company’s tax provision was 36% and 33%, respectively, of pre-tax income for the third quarter and first nine months of 2005. The third quarter percentage is higher than the year-to-date percentage in part because the incremental income relative to previous quarters was all taxed at the Company’s higher marginal tax rate, since credits for the Company’s most recent tax credit investment have not yet started having an impact. It is also higher because the year-to-date accrual includes an adjustment in a prior quarter to reflect the proper amount of interest earned from loans to businesses in state-designated enterprise zones, which is partially excluded from taxable income for state tax purposes. The provision was 34% and 35% of pre-tax income for the third quarter and first nine months of 2004. The Company’s 2005 year-to-date tax accrual rate is low in comparison to 2004, because of additional low-income housing tax credits and because of a $400,000 charge to the provision in the second quarter of 2004 related to the Company’s real estate investment trust (“REIT”).

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

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2005		December 31, 2004
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$504	$498	$506	$506
US Gov’t agencies	17,407	17,302	6,013	6,004
Mortgage-backed securities	147,485	145,149	159,576	158,722
State & political subdivisions	38,858	39,469	31,504	32,783
Other equity securities	6	10	6	9

Total Investment Securities	$204,260	$202,428	$197,605	$198,024

The carrying value of the investment portfolio was $202 million at September 30, 2005 and $198 million at December 31, 2004, an increase of $4 million, or 2%. The balance of mortgage-backed securities declined due to prepayments. The balance of municipal bonds has increased as the Company has taken advantage of relative value in that sector, and additional government agency securities were purchased for pledging purposes. Securities pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $169 million at September 30, 2005, and $177 million at December 31, 2004.

There were no fed funds sold at either September 30, 2005 or December 31, 2004. The Company’s investment in the time deposits of other banks totaled $441,000 at September 30, 2005 and $535,000 at December 31, 2004. Non-marketable equity securities, consisting primarily of FHLB stock, totaled $5.4 million at the end of September 2005 and $6.0 million at the end of 2004. Total investments represented 20% of assets at both September 30, 2005 and December 31, 2004.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $725 million at the end of September 2005. This represents an increase of $29 million since the end of 2004, although the increase would have been $50 million if not for the sale of $21 million in mortgage loans in the first quarter. While loan activity has slowed somewhat in the first part of the fourth quarter, management still hopes to reach $740 million in outstanding balances by year-end, although no assurance can be given that this loan growth will materialize due to the many variables that ultimately impact such growth.

A comparative schedule of the distribution of the Company’s loans at September 30, 2005 and December 31, 2004, by outstanding balance as well as by percentage of total loans, is presented in the following Loan Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30 2005	December 31 2004
Agricultural	$9,639	$13,146
Commercial and industrial	$102,138	$97,810
Real Estate:
Secured by commercial/professional office Properties including construction and development	$344,402	$336,065
Secured by residential properties	$133,572	$126,241
Secured by farmland	$45,103	$37,648
Held for sale	$—	$440

Total Real Estate	$523,077	$500,394
Small Business Administration loans	$23,629	$21,547
Consumer loans	$49,357	$48,992
Credit cards	$10,561	$10,897
Direct Financing Leases	$7,049	$3,490

Total Loans and Leases	$725,450	$696,276

Percentage of Total Loans and Leases
Agricultural	1.33%	1.89%
Commercial and industrial	14.08%	14.05%
Real Estate:
Secured by commercial/professional office Properties including construction and development	47.47%	48.27%
Secured by residential properties	18.41%	18.13%
Secured by farmland	6.22%	5.41%
Held for sale	0.00%	0.06%

Total Real Estate	72.10%	71.87%
Small Business Administration loans	3.26%	3.09%
Consumer loans	6.80%	7.04%
Credit cards	1.46%	1.57%
Direct Financing Leases	0.97%	0.49%

Total	100.00%	100.00%

Agricultural loans, excluding loans secured by real estate, declined by $3.5 million during the first nine months of 2005 due to principal pay-downs on one loan and the early payoff of another. Both of these loans have potential issues and the reduction in balances was encouraged by management, although this decrease should not be interpreted as an indication that the Company is withdrawing from agricultural production loans. Loans secured by farmland are also originated and managed by our agricultural credit department. These balances continued to increase, going up by over $7 million, or 20%, during the first nine months of 2005.

Commercial loans displayed a healthy increase, climbing by over $4 million, or 4%, from the end of 2004 through September 30, 2005. Direct finance leases also increased by almost $4 million during the same time period, but this represents growth of over 100% for leases since the beginning balance was much smaller. Loans guaranteed by the Small Business Administration increased by $2 million, or 10%. We have recently added experienced lending staff in this area, and expect continued strong growth in SBA loans.

Commercial real estate loans increased by $8 million, or 2%, during the first nine months of 2005. Credit cards have experienced declining balances, dropping by $336,000, or 3%, from the end of 2004 through the end of September. We have not been actively promoting credit cards during 2005, although we expect to sell more business credit cards, including SBA-backed cards, in the future. Real estate loans secured by residential properties grew by more than $7 million, or 6%, despite the sale of $21 million in mortgage loans in the first quarter, primarily due to strong demand for home equity lines, residential construction loans, and single-close loans for construction through permanent financing.

Although not reflected in the loan totals above, the Company also originates and sells agricultural and residential mortgage loans to other investors and provides servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $18 million as of September 30, 2005, compared to $25 million at December 31, 2004.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $295 million at September 30, 2005 as compared to $257 million at December 31, 2004, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 41% of gross loans outstanding at September 30, 2005, and 37% as of December 31, 2004. In addition to unused loan commitments, the Company had stand-by letters of credit totaling $14 million at September 30, 2005 and $20 million at December 31, 2004. This represents 5% of total commitments as of September 30, 2005, and 8% at December 31 2004.

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

Non-performing Assets

(dollars in thousands, unaudited)

	September 30 2005	December 31 2004	September 30 2004
NON-ACCRUAL LOANS:
Agricultural	$282	$—	$—
Commercial and industrial	$2,546	$393	$477
Real Estate
Secured by commercial/professional office properties including construction and development	$—	$—	$464
Secured by residential properties	$27	$—	$—
Secured by farmland	$—	$1,313	$1,180
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$27	$1,313	$1,644
Small Business Administration loans	$32	$255	$81
Consumer loans	$38	$168	$127
Credit cards	$7	$19	$14
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$2,932	$2,148	$2,343

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$206
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$182
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$388
Small Business Administration loans	$130	$280	$101
Consumer loans	$—	$20	$9
Credit cards	$13	$—	$11
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$143	$300	$509

TOTAL NONPERFORMING LOANS	$3,075	$2,448	$2,852
Other real estate	$545	$2,524	$2,039

Total nonperforming assets	$3,620	$4,972	$4,891

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.42%	0.35%	0.44%
Nonperforming assets as a % of total gross loans and leases and other real estate	0.50%	0.71%	0.75%

Total non-performing assets reflected a decrease of $1.4 million, or 27%, at September 30, 2005 relative to the end of December 2004. This reduction was achieved despite a $2.5 million unsecured commercial loan that was placed on non-accrual status in the second quarter of 2005. This unsecured loan has recently undergone an extensive evaluation by the Company and our legal counsel. Based on minimal prospects for expeditious collection, the entire $2.5 million loan balance will likely be charged off prior to the end of the year, even though aggressive collection efforts will continue. This will have the effect of lowering non-performing balances even further, although the Company’s allowance for loan and lease losses will also decline by $2.5 million since the loan is currently fully reserved.

When reviewing the year-to-date reduction in non-performing assets during 2005, it is readily apparent that the largest decline is in other real estate owned. As noted previously, about $550,000 of the $2 million reduction in OREO is the result of write-downs, which had a negative impact on non-interest expenses. The rest of the reduction is due to the sale of properties during the year, at a net gain of $53,000. Non-accruing real estate loans secured by farmland also dropped by $1.3 million, in large part from the sale of a non-accruing loan that had a book balance of $823,000 at the time of sale, but also from the successful resolution of other balances.

Approximately $122,000 of the total non-performing balance at September 30, 2005 is guaranteed by the U.S. Government, and with the exception of the $2.5 million unsecured commercial credit classified as non-performing earlier in the year, most of the remaining total is either secured by real estate or is in the form of repossessed real estate. Based on current appraised values minimal losses are anticipated on real-estate secured balances, although no assurance can be given that losses will not exceed expectations. We recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At September 30, 2005 the allowance for loan and lease losses was $11.4 million, or 1.58% of gross loans, an increase of $2.6 million relative to the $8.8 million allowance at December 31, 2004 that was 1.27% of gross loans. The allowance at September 30, 2005 includes a full reserve for the aforementioned $2.5 million unsecured loan that was placed on non-accrual in the second quarter of 2005, although as noted previously it is expected that this loan will be charged off prior to year-end. Because of the increase in the allowance and a decrease in non-performing loans, the allowance increased to 372% of non-performing loans at September 30, 2005 from 361% at December 31, 2004. An additional allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $136,000 at September 30, 2005.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended September 30		For the Nine-Month Period Ended September 30,		For the Year Ended December 31
	2005	2004	2005	2004	2004
Balances:
Average gross loans and leases outstanding during period	$712,345	$636,492	$696,449	$624,011	$636,598

Gross loans and leases outstanding at end of period	$725,450	$652,096	$725,450	$652,096	$696,276

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,783	$7,680	$8,842	$6,701	$6,701
Provision charged to expense	$450	$1,000	$2,350	$2,673	$3,473
Charge-offs
Agricultural	$—	$—	$—	$60	$60
Commercial & industrial loans(1)	$143	$6	$237	$362	$459
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$97	$158	$245	$406	$596
Credit card loans	$86	$69	$328	$315	$402
Leases	$—	$—	$—	$—	$—
Overdrafts	$51	$—	$180	$—	$254

Total	$377	$233	$990	$1,143	$1,771

Recoveries
Agricultural	$526	$3	$745	$15	$143
Commercial & industrial loans(1)	$16	$7	$314	$88	$95
Real estate loans	$—	$—	$2	$—	$—
Consumer loans	$25	$10	$70	$86	$120
Credit card loans	$9	$9	$66	$56	$71
Leases	$—	$—	$—	$—	$—
Overdrafts	$14	$—	$47	$—	$10

Total	$590	$29	$1,244	$245	$439

Net loan recoveries (charge offs)	$213	$(204)	$254	$(898)	$(1,332)

Balance at end of period	$11,446	$8,476	$11,446	$8,476	$8,842

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	-0.12%	0.13%	-0.05%	0.19%	0.21%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.58%	1.30%	1.58%	1.30%	1.27%
Allowance for Loan Losses to Non-Performing Loans	372.23%	297.19%	372.23%	297.19%	361.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	-1.86%	2.41%	-2.22%	10.59%	15.06%
Net Loan Charge-offs to Provision for Loan Losses	-47.33%	20.40%	-10.81%	33.60%	38.35%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, reduced by loan charge-offs, and increased by the recovery of previously charged-off balances. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. While the provision charged to expense declined for both the third quarter and year-to-date periods, the Company’s collection of previously charged-off balances resulted in net recoveries of $213,000 for the quarter and $254,000 year-to-date, which added to the allowance, versus net charge-offs of $204,000 and $898,000 for the third quarter and first nine months of 2004, which reduced the allowance.

The Company considers its allowance for loan and lease losses of $11.4 million at September 30, 2005 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not sustain losses in any given period that could be substantial in relation to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $44 million at September 30, 2005, an increase of $7 million relative to the balance at December 31, 2004. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $37 million average of cash and due from banks for the first nine months of 2005 is about $1 million less than the $38 million average for the like period in 2004. Average cash balances have declined due to in part to closer monitoring and more efficient management of branch cash levels. The Company also enrolled in the Federal Reserve Bank of San Francisco’s “explicit float” program during 2004, which provides immediate credit for most items presented for collection. It is expected that as additional branches commence operations, the Company’s balance of cash will increase to meet the needs of those branches.

Other assets increased by $4 million, or 9%, during the first nine months of 2005. This increase can be explained by a net $2 million increase in low-income housing tax credit fund investments, a $1 million limited partnership investment commitment to The Central Valley Fund, and a $2 million increase in BOLI. The Central Valley Fund is a Small Business Investment Company formed to invest primarily in businesses in California’s Central Valley. The fund will provide mezzanine capital, ranging from $1 to $5 million, for small to mid-sized Central Valley businesses to finance later stage growth, strategic acquisitions, ownership transitions and recapitalizations. Referrals from financial institution limited partners are anticipated.

At September 30, 2005, the Company’s other assets also included a $4 million net deferred tax asset. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes, therefore the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

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

Overall, deposits increased by $52 million, or 7%, during the first three quarters of 2005. Demand deposits grew by $26 million, or 11%, largely because of new business account offerings and a new direct mail marketing campaign targeting retail checking accounts. NOW accounts grew by $6 million, or 10%, and savings account balances increased $6 million, or 9%, primarily due to cross-sell efforts on new demand deposit accounts. Money market accounts declined by $32 million, or 23%, due in large part to the migration of those balances into time deposits over $100,000. Time deposits over $100,000 increased by $41 million, or 31%, inclusive of a $4 million decline in brokered deposits. The Company had a total of $49 million in brokered deposits over $100,000 on its books at September 30, 2005 and $53 million at year-end 2004. Maturities of these deposits are staggered over the next 12 months, and it is expected that they will continue to be replaced with internally-generated branch deposits when possible.

Information concerning average balances and rates paid on deposits by deposit type for the three and nine months ended September 30, 2005 and 2004 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

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

In order to borrow money from the FHLB to finance the leverage strategy, the Company simultaneously pledged as collateral the investment securities acquired in connection with the transaction. These collateralized FHLB borrowings range in remaining maturity from under one month to about three and one-half years. As of September 30, 2005, FHLB borrowings specifically linked to the leverage strategy totaled $80 million, a decline of $14 million relative to year-end 2004. FHLB borrowings at September 30, 2005 were comprised of all of the Company’s $46 million in long-term borrowings, as well as $34 million in the form of short-term borrowings. Long-term borrowings have declined by $29 million since year-end 2004, with about $19 million shifting into the short-term category as remaining terms have shortened. Short-term borrowings declined by $10 million despite the amount reclassified from long-term borrowings, due to a $19 million drop in overnight borrowings from the FHLB.

Federal funds purchased from correspondent banks increased by $11 million, in part to replace the runoff of overnight borrowings from the FHLB. The Company uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral.

Repurchase agreement balances increased by $4 million during the first nine months of 2005. Repurchase agreements represent “sweep accounts,” or non-deposit investment accounts secured by pledged investment securities, and totaled approximately $29 million at September 30, 2005. While this was up relative to the $24 million balance at the end of December 2004, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are primarily comprised of accrued interest payable, accrued current income taxes payable, other expenses accrued but unpaid, and certain clearing amounts. Accrued interest payable increased by $1 million during the first three quarters of 2005, while the aggregate balance of other liabilities increased by about $4 million. Included in the $4 million increase is a $1 million liability for our commitment to invest in low income housing tax credit funds, a $1 million liability for our commitment to invest in the Central Valley Fund, and an increase in our reserve for current income taxes payable.

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

The Company’s policy guidelines suggest the following limits for a decline in the Company’s simulated 12-month net interest income, relative to a stable rate scenario: For 100 basis point (b.p.) interest rate shocks, 5% or less; for 200 b.p. shocks, 10% or less; and, for 300 b.p. shocks, 15% or less. As of September 30, 2005, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	6,582	-$	3,750	-$	1,343	$579	$999	$1,700
% Change		-11.91%		-6.78%		-2.43%	1.05%	1.81%	3.08%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in the interest rate curve and the Company did nothing further with regard to the active management of its assets or liabilities, net interest income would likely decline by $3.8 million, or 6.8%, over the next twelve months. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely increase by $1.0 million, or 1.8%, over the next year. According to net interest income simulations the Company is asset sensitive, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment. The exposure to declining rates appears disproportionate in these simulations because many of the Company’s deposit rates are close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating compression in the Company’s net interest margin.

In reality, management does not expect current rates to fall significantly. If they do, the Company would likely limit movement in the Bank of the Sierra Prime Rate as it has done in the past, although no assurance can be given that this would indeed occur. Approximately $234 million of the Company’s variable-rate loan balances are tied to that rate. If the Bank of the Sierra Prime Rate is effectively floored at 4.75%, the Company’s interest rate risk profile changes significantly:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	4,977	-$	3,750	-$	1,343	$579	$999	$1,700
% Change		-9.00%		-6.78%		-2.43%	1.05%	1.81%	3.08%

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at estimated current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. Runoff is factored in for accounts with stated maturity dates, and decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the decay rate for non-maturity deposits. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates, assuming changes in the Bank of the Sierra prime rate are restricted under declining rate scenarios:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	-$	26,270	-$	18,246	-$	6,592	-$	153	-$	2,008	-$	10,486
% Change		-13.86%		-9.63%		-3.48%		-0.08%		-1.06%		-5.53%

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

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.

As of September 30, 2005, non-pledged securities comprised $33 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, immediately marketable loan balances in the amount of $18 million, and the $19 million net cash surrender value of BOLI on the Company’s books at September 30, 2005. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $160 million at September 30, 2005. An additional $172 million in credit is available from the Federal Home Loan Bank if the Company increases pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up to $1.2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average net loans to assets ratio were 19% and 69%, respectively, at September 30, 2005, as compared to internal policy guidelines of greater than 10% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits and short-term liabilities as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios were within policy guidelines as of September 30, 2005.

CAPITAL RESOURCES

At September 30, 2005, the Company had total shareholders’ equity of $77.4 million, comprised of $11.6 million in common stock, $66.9 million in retained earnings, and a $1.1 million accumulated other comprehensive loss. Total shareholders’ equity at the end of 2004 was $71.1 million. The $6 million increase in shareholders’ equity from December 31, 2004 to September 30, 2005 was due primarily to the addition of net earnings less $3.2 million in dividends paid. However, it also includes a $2.9 million increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options, a $3.9 million decrease due to the repurchase and retirement of shares pursuant to the Company’s stock repurchase plan, and a $1.3 million decrease in other comprehensive income resulting from the declining market value of investment securities (net of the tax impact).

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $30 million in trust-preferred securities. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at September 30, 2005, $26.2 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $3.8 million. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)

	September 30 2005	December 31, 2004	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.69%	13.30%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.98%	11.34%	6.00%
Tier 1 Leverage Ratio	9.75%	9.20%	5.00%
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.44%	11.63%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.19%	10.48%	6.00%
Tier 1 Leverage Ratio	9.10%	8.48%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the third quarter of 2005:

	July	August	September
Total shares purchased	15,000	40,000	70,000
Average per share price	$22.59	$23.34	$23.45
Number of shares purchased as part of publicly announced plan or program	15,000	40,000	70,000
Maximum number of shares remaining for purchase under a plan or program (1)	263,700	223,700	153,700

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan initially allowed for the repurchase of up to 250,000 shares, although that number was supplemented by an additional 250,000 shares on May 19, 2005 by the Board of Directors.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:	OTHER INFORMATION

Not applicable

ITEM 6:	EXHIBITS

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp, Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (4)

10.10	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (4)

10.11	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (4)

10.12	Salary Continuation Agreement for James F. Gardunio (5)

11	Statement of Computation of Per Share Earnings (6)

14	Code of Ethics (7)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.

(6)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(7)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 8, 2005	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

November 8, 2005	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Senior Vice President & Chief Financial Officer