Form 10-K
period 2005-12-31
SIERRA BANCORP
filed 2006-03-15
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2005, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $122 million, based on the closing price reported to the Registrant on that date of $22.68 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2006 was 9,752,555.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1. BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Statutory Trust II, formed in March 2004 also for the purpose of issuing variable-rate capital trust pass-through securities. This additional regulatory capital has enabled the Company to stay on track with expansion plans without any impairment of risk-based capital ratios. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Capital Trust I and Sierra Statutory Trust II are not reflected on a consolidated basis in the financial statements of the Company.

The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank.

At December 31, 2005, the Company had consolidated assets of $1.05 billion, deposits of $816 million and shareholders’ equity of $79 million. The Company’s liabilities include $30 million in debt obligations due to Sierra Capital Trust I and Sierra Statutory Trust II, related to capital trust pass-through securities issued by those entities.

References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977 and opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. We operate twenty full service branch offices throughout this geographic footprint, and have received regulatory approvals for a branch in the city of Delano. The Bank’s two newest branches commenced operations in Reedley in December 2005 and Bakersfield in February 2006, and our next branch is expected to open in the city of Delano in the third quarter of 2006. Prior to 1997, Bank of the Sierra expanded its branch network exclusively by establishing de novo full-service branch offices and credit centers. In February 1997 we made our first branch purchase of the Dinuba Office of Wells Fargo Bank. Between February 1997 and September 1999 we opened three additional de novo offices in Tulare, Hanford, and Fresno. In May 2000, we added four branches by the acquisition of Sierra National Bank (“SNB”): one in Bakersfield, another in California City, and two in Tehachapi. The locations of the Bank’s current offices are:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield California Office 5060 California Avenue	Bakersfield Ming Office 8500 Ming Avenue	Bakersfield Riverlakes Office 4060 Coffee Road

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1710 Clovis Avenue

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Reedley:	Reedley Office 1095 W. Manning Street

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

The Bank’s gross loan and lease balances at the end of 2005 totaled $741 million. The Bank’s lending activities are well-diversified and include real estate, commercial (including small business), agricultural, and retail loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. In addition, we staff our Fresno, Visalia, Porterville, and Bakersfield offices with real estate lending specialists who are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs. To round out our real estate lending products we have an arrangement with Moneyline Lending Services, Inc. (“Moneyline”), whereby Moneyline underwrites single-family mortgage loans for qualifying Bank customers referred to them via Bank-branded delivery channels (i.e., Bank branches, the Bank’s internet site, and a dedicated telephone line).

Agricultural Credit Centers located in Fresno and Porterville provide a complete line of credit services in support of the agricultural activities that are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small business farming organizations, and major corporate farming units. We also actively engage in Small Business Administration (“SBA”) lending, and for the SBA’s fiscal year ended September 30, 2005 the only bank to book a larger number of SBA loans in the Central California District was Bank of America. We have been designated as an SBA Preferred Lender since 1999, and Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program. Our principal retail lending services include home equity lines, consumer loans, and credit card loans.

As of December 31, 2005, the percentage of our total loan and lease portfolio for each of the principal areas in which we directed our lending activities were as follows: (i) loans secured by real estate (72.5%); (ii) commercial and industrial (including SBA) loans (16.5%); (iii) consumer loans (6.9%); (iv) agricultural loans (1.3%); (v) credit cards (1.5%); and (vi) direct finance leases (1.4%). Real estate loans and related activities generated total revenue of $40.2 million in 2005 and $33.4 million in 2004. Real-estate secured loans, loan sales, and loan servicing activities generated approximately 54% of our total interest and other income for both 2005 and 2004.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Telephone banking and internet banking with bill-pay are options for our deposit customers. We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, convenient locations, and drive-up banking, all provided with the highest level of customer service. At December 31, 2005 we had 58,620 deposit accounts totaling approximately $816 million, compared to 55,833 deposit accounts totaling approximately $743 million as of December 31, 2004.

We offer a multitude of other products and services to complement our lending and deposit services. These include installment note collection, cashier’s checks, traveler’s checks, gift cards, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services. During the past few years we have added offsite ATM’s, thereby increasing consumer convenience by facilitating cash advances and deposit capabilities not otherwise available at non-branch locations. We currently operate offsite ATM’s at seven different locations, and we also utilize a mobile ATM unit at fairs, exhibitions, and various other community functions within our market area. The most recently opened kiosk-style offsite ATM’s commenced operations in late 2003 and October 2004 in Visalia and Tehachapi, respectively. We have a Spanish language option on our own network of ATM’s, and shared ATM and Point of Sale (POS) networks allow our customers access to national and international funds transfer networks. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service.

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

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”), was a consolidated subsidiary of the Bank until its dissolution in the fourth quarter of 2005. The REIT was formed and capitalized in 2002 for the primary purposes of investing in the Bank’s real-estate related assets, and enhancing and strengthening the Bank’s capital position and earnings. Management considered using the REIT to issue additional preferred stock to enhance the Company’s capital, however this proved to be an expensive option in comparison to capital trust pass-through securities. In the fourth quarter of 2005, the Bank came to the conclusion that the REIT was not fulfilling the purposes intended nor did it appear likely that it ever would. Accordingly, in November 2005, upon the approval of the Bank’s board of directors and the REIT’s board of trustees, the REIT was dissolved. For more information on the REIT, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Income Taxes.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance public access to the electronic payments system, and enable us to improve our competitive position. In 2005, for example, we researched health savings accounts and began offering them to customers, implemented a gift card product, and opened a new branch in the city of Reedley. In January of 2004, we converted our core bank processing and online banking systems to increase efficiency and improve customer service. During 2003 we began offering lease financing as an alternative to loans and implemented an extensive customer service training program, among other things. And, in 2002 the Bank brought its item processing function in-house and simultaneously implemented check imaging, enabling us to take full advantage of electronic check image collection and presentment as the adoption of this technology becomes increasingly popular. The cost to the Bank for these development, operations, and marketing activities cannot be specifically calculated with any degree of certainty.

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley. As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, the agriculture-related base has become less important. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. The amounts expended on compliance with new government and regulatory initiatives related to anti-terrorism, corporate responsibility, and customer privacy have not been insignificant. However, as far as can be reasonably determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Recent Developments

As noted in the previous section, the Bank’s REIT was dissolved in November 2005. This dissolution did not have a material impact on the financial operations of the Company, nor is it expected to have any impact going forward.

In December 2005, the Company sold $13 million of its investment securities at a loss of approximately $400,000. The proceeds from the sale have been reinvested in higher-yielding bonds with longer maturities and less negative convexity. None of the traded securities were part of the leverage strategy that was implemented in April 2004.

In the fourth quarter of 2005, the Company decided to charge off a $2.5 million unsecured commercial loan that had been placed on non-accrual status in the first quarter. The decision to charge off this credit was made because of deterioration in the borrower’s state of affairs, which created a high degree of uncertainty with regard to the timing and amount of any future payments. We are still, however, vigorously pursuing the collection of this credit. Since a full reserve had already been provided, the charge-off did not have any further impact on our income statement.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Tulare, Kern, Fresno, and Kings county region, the four counties within which the Company operates, the top seven institutions are all multi-billion dollar entities with an aggregate of 175 offices that control a combined 68.4% of deposit market share based on June 30, 2005 FDIC market share data. Bank of the Sierra ranks eighth with a 4.5% share of total deposits. In Tulare County, however, where the Bank was originally formed, we rank first for total number of branch locations (9), and second for deposit market share with 17.4% of total deposits, behind only Bank of America (23.3%). The largest portion of deposits in the combined four-county area also belongs to Bank of America (25.1%), followed by Wells Fargo (13.2%) and Washington Mutual (8.1%). Union Bank of California, Fremont Investment & Loan, Citibank, and Bank of the West round out the top seven. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than do smaller community banks. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation”, of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal financial software. Strong competition for deposit and loan products affects interest rates and other terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining their operations, reducing expenses, and increasing revenues. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large and expanding California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 11, 2000 (see “– Regulation and Supervision – Financial Modernization Act”), has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

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

Technological innovations have also resulted in increased competition in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone, mail, home computer, ATMs, self-service branches, and/or in-store branches. Competitors offering such products include traditional banks as well as savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-only financial intermediaries, and mortgage banking firms.

For years we have countered rising competition by offering a broad array of products in an innovative and flexible manner. We are able to offer our customers community-oriented, personalized service that cannot always be matched by the major banks. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, and individualized service provided through accommodative policies. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. Other competitive advantages include our retention of drive-up teller windows, which have been eliminated by much of the competition, and our “preferred lender” or “PLP” status with the Small Business Administration, which enables us to approve SBA loans faster than many of our competitors. Layered on top of the Company’s traditional personal-contact banking philosophy are sophisticated telephone banking, internet banking, and online bill payment capabilities, which were initiated to meet the needs of customers with electronic access requirements and provide automated 24-hour banking. This high-tech and high-touch approach allows individuals to customize access to the Company to their particular preference.

Employees

As of December 31, 2005 the Company had 266 full-time and 109 part-time employees. On a full time equivalent basis, the Company’s staffing stood at 351 at December 31, 2005, as compared to 344 at December 31, 2004. Staff was added during 2005 primarily for the new office in Reedley.

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

The Company

The Company’s stock is traded on the NASDAQ National Market under the symbol BSRR, and as such the Company is subject to Nasdaq rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 30, 2005, the Company is classified as an “accelerated filer.” In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by means of open-market operations in United States Government securities, adjusting the required level of reserves for financial institutions subject to its reserve requirements, and varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital plus goodwill); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2005, approximately one-fourth of the Company’s Tier 1 capital consisted of trust preferred securities, however no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2005 and 2004, Bank-only Total Risk-Based Capital Ratios were 12.5% and 11.6%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were 11.3% and 10.5%. As of December 31, 2005 and 2004, the consolidated Company’s Total Risk-Based Capital Ratios were 13.5% and 13.3%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.0% and 11.3%.

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type, and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory Statements of Policy on risk-based capital regulations include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy, although interest rate risk does not impact the calculation of a bank’s risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to unfavorable changes resulting from fluctuations in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require the calculation of a leverage capital ratio to supplement risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. Bank-only Leverage Capital Ratios were 9.3% and 8.5% on December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the consolidated Company’s leverage capital ratios were 9.9% and 9.2%, respectively, exceeding regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2005 and 2004, the Bank was deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

In general, while the FDIC’s Bank Insurance Fund (“BIF”) maintains a reserve ratio of 1.25% or greater, no deposit insurance premiums are required. If the BIF reserve ratio were to fall below that level, all insured banks would be required to pay premiums. In February 2006, the FDIC Reform Act of 2005 was signed into law. Included in this legislation are provisions to merge the BIF and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”), increase insurance coverage for retirement accounts to $250,000 and index deposit insurance levels for inflation.

In addition, banks must pay an amount toward the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates but for the first quarter of 2006 is 1.32 cents per $100 of insured deposits.

Community Reinvestment Act

The Bank is subject to certain requirements under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system. They determine CRA ratings based on the bank’s actual lending, service, and investment activities, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in July 2004 when it received a “satisfactory” Assessment Rating.

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

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti money laundering programs, which must include, at minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Company has incorporated the requirements of the Patriot Act into its operating procedures, and while these requirements have resulted in an additional time burden the financial impact on the Company is difficult to quantify.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important new requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company has incurred, and expects to continue to incur, significant time and expense in connection with its compliance with Section 404 of Sarbanes-Oxley (“SOX 404”), which requires management to undertake an assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. Not including one full-time staff position dedicated exclusively to SOX 404 and other internal staff time, the amount ultimately expended by the Company specifically for compliance with SOX 404 for 2004, the first year in which we were subject this regulation, totaled over $500,000. SOX 404 compliance expenses were somewhat lower for 2005, although they are still estimated to be over $400,000.

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

ITEM 1A. RISK FACTORS

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

The San Joaquin Valley has not experienced the same type of growth that has historically occurred in other areas of California, especially those where high-tech industries have taken hold. While this fact minimized the negative impact of the most recent recession, unemployment levels are still relatively high. In the Visalia-Tulare-Porterville Metropolitan Statistical Area (“MSA”), for example, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate has consistently averaged around 15% for the past several years. While unemployment levels remain relatively high in all of the Company’s markets, in recent years some areas in the south and central San Joaquin Valley have experienced substantial commercial growth. The area’s relatively inexpensive real estate and central proximity to both Southern and Northern California have attracted a growing number of warehouse and distribution facilities, as well as manufacturing, health, and other service companies. The low cost of housing has also drawn retirees from more expensive areas of California.

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

Concentrations of Real Estate Loans Could Subject Us to Increased Risks in the Event of a Real Estate Recession or Natural Disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2005, 72% of our loan portfolio consisted of loans secured by real estate. Between the end of 2001 and the end of 2005, our loans secured by commercial/professional office properties (including construction and development loans) increased from 40% to 49% of total loans, while loans secured by residential properties have decreased from 22% to 17% of total loans. In the early 1990’s, the entire state of California experienced an economic recession that particularly impacted real estate values and resulted in increases in the level of delinquencies and losses for many financial institutions. Much of our market area seems to have been insulated from the significant fluctuations in real estate prices experienced by other parts of California over the past few decades. However, over the past few years real estate values in our market areas have escalated at least as rapidly as in other parts of the state, and the collateral for many of our loans could be reduced in value and the ability of some of our borrowers to pay could decline if a real estate recession affects our market areas in the future. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

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

Our Earnings are Subject to Interest Rate Risk. The earnings of most financial institutions depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic, regulatory and competitive factors that influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services, and the Company is subject to interest rate risk to the degree that our interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given the current volume, mix, and re-pricing characteristics of the Company’s interest-bearing liabilities and interest-earning assets, our interest rate spread is expected to increase slightly in a rising rate environment, and decrease slightly in a declining interest rate scenario. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we would be negatively impacted.

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

Our Directors and Executive Officers Control a Near-Majority of Our Stock, and Your Interests May Not Always be the Same as Those of the Board and Management. As of December 31, 2005, our directors and executive officers, together with their affiliates, beneficially owned approximately 48% of the Bank’s outstanding voting stock (including vested option shares). As a result, if all of these shareholders were to take a common position, they could most likely control the outcome of most corporate actions, such as:

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

Provisions in Our Articles of Incorporation Will Delay or Prevent Changes in Control of Our Corporation or Our Management. These provisions make it more difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include the following:

•	staggered terms of office for members of the board of directors;

•	the elimination of cumulative voting in the election of directors; and

•	the requirement that our Board of Directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through April 2014 from parties unrelated to the Company. It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2005 was $11,567 per month. The Company also owns unencumbered property on which 13 of its 20 current branches are located, including the branches in Porterville, Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Tehachapi, and California City. One of the Fresno branches is owned while the other is leased from unrelated parties, while two of the three branches in Bakersfield are leased from unrelated parties. Both Visalia branches and the Clovis branch are leased from unrelated parties. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties. The Bank has six remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal. Management believes that the Company’s existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although limited branch expansion is planned.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Sierra Bancorp’s Common Stock trades on the NASDAQ National Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Common Stock of the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market. Management is aware of the following securities dealers which make a market in the Company’s stock: Citadel Derivatives Group, LLC, Chicago; Citigroup Global Markets, New York; FTN Midwest Research, Memphis; Goldman, Sachs & Co., New York; GVR Company, Chicago; Hill, Thompson, Magid and Co., Chicago; Hoefer & Arnett, San Francisco; Howe Barnes Investments, Chicago; Keefe, Bruyette & Woods, New York; Knight Securities, Jersey City; Monroe Securities, Chicago; Morgan Stanley, New York; Sandler O’Neill, New York; Schwab Capital Markets, New York; The Seidler Companies, Inc., Big Bear, California; Susquehanna Capital Group, Pennsylvania (the “Securities Dealers”); and UBS Capital Markets, Jersey City.

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume In Shares
Calendar Quarter Ended	High	Low
March 31, 2004	$17.10	$14.88	389,108
June 30, 2004	$17.20	$14.64	945,088
September 30, 2004	$16.96	$15.60	388,841
December 31, 2004	$23.50	$16.02	825,637
March 31, 2005	$24.25	$21.55	453,057
June 30, 2005	$24.50	$19.00	871,271
September 30, 2005	$24.99	$21.40	688,507
December 31, 2005	$24.56	$21.75	551,949

(b) Holders

On February 27, 2006 there were approximately 2,460 shareholders of the Company’s Common Stock. Shareholders of record at the Company’s stock transfer agent totaled 660, while street name holders totaled about 1,800.

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

The Company paid cash dividends totaling $4.4 million, or $0.45 per share in 2005, and $3.5 million, or $0.37 per share in 2004, representing 33% and 34%, respectively, of prior year earnings. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

(d) Stock Repurchases

The Company has a stock repurchase program that became effective July 1, 2003 and currently has no expiration date. The plan initially allowed for the repurchase of up to 250,000 shares, although that number was supplemented by an additional 250,000 shares by the Company’s Board at its regular meeting in May 2005. The following table provides information concerning the Company’s repurchases of its Common Stock during the fourth quarter of 2005:

	October	November	December
Total shares purchased	None	72,000	3,000
Average per share price	N/A	$23.42	$23.55
Number of shares purchased as part of publicly announced plan or program	None	72,000	3,000
Maximum number of shares remaining for purchase under a plan or program	153,700	81,700	78,700

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2005 and 2004, and for each of the years in the three year period ended December 31, 2005, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

As of and for the years ended December 31,

(Dollars in thousands, except per share data)

	2005	2004	2003	2002	2001
Income Statement Summary
Interest income	$64,373	$52,157	$42,607	$42,085	$43,338
Interest expense	$13,332	$8,496	$6,874	$9,096	$15,892
Net interest income before provision for loan losses	$51,041	$43,661	$35,733	$32,989	$27,446
Provision for loan losses	$3,150	$3,473	$3,105	$3,350	$1,300
Non interest income	$9,020	$9,788	$9,862	$8,522	$9,663
Non-interest expense	$32,634	$29,456	$27,743	$26,242	$25,309
Income before provision for income taxes	$24,277	$20,520	$14,747	$11,919	$10,500
Provision for income taxes	$8,083	$7,174	$4,383	$3,080	$3,622
Net Income	$16,194	$13,346	$10,364	$8,839	$6,878

Balance Sheet Summary
Total loans, net	$729,780	$686,157	$602,264	$505,655	$480,393
Allowance for loan losses	$(9,930)	$(8,842)	$(6,701)	$(5,939)	$(5,675)
Securities available for sale	$193,676	$198,024	$84,798	$83,911	$92,689
Cash and due from banks	$50,147	$36,735	$53,042	$55,819	$40,025
Federal funds sold	$—	$—	$—	$—	$—
Other real estate owned	$533	$2,524	$2,784	$1,421	$769
Premises and equipment, net	$18,055	$17,731	$18,291	$17,578	$14,304
Total Interest-Earning assets	$923,456	$891,651	$695,479	$596,529	$579,480
Total Assets	$1,052,686	$997,483	$801,674	$701,578	$650,410
Total Interest-Bearing liabilities	$678,009	$680,886	$536,811	$475,716	$454,216
Total Deposits	$815,671	$742,703	$684,477	$605,705	$521,317
Total Liabilities	$973,923	$926,348	$741,698	$648,291	$604,269
Total Shareholders’ Equity	$78,763	$71,135	$59,976	$53,287	$46,141

Per Share Data
Net Income Per Basic Share	$1.66	$1.41	$1.12	$0.96	$0.75
Net Income Per Diluted Share	$1.56	$1.31	$1.03	$0.91	$0.75
Book Value	$8.10	$7.37	$6.43	$5.78	$5.01
Cash Dividends	$0.45	$0.37	$0.36	$0.28	$0.18
Weighted Average Common Shares Outstanding Basic	9,763,896	9,482,201	9,288,908	9,252,093	9,212,280
Weighted Average Common Shares Outstanding Diluted	10,357,795	10,166,302	10,018,096	9,665,839	9,221,480

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	21.47%	20.50%	18.34%	17.59%	15.94%
Return on Average Assets (2)	1.59%	1.47%	1.43%	1.32%	1.15%
Net Interest Spread (tax-equivalent) (3)	5.09%	5.14%	5.38%	5.22%	4.25%
Net Interest Margin (tax-equivalent)	5.63%	5.46%	5.71%	5.64%	5.26%
Dividend Payout Ratio (4)	27.18%	26.27%	32.27%	29.31%	24.11%
Equity to Assets Ratio (5)	7.40%	7.19%	7.77%	7.50%	7.21%
Efficiency Ratio (tax-equivalent)	52.64%	54.57%	59.66%	61.60%	66.24%
Net Loans to Total Deposits at Period End	89.47%	92.39%	87.99%	83.48%	92.15%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.04%	0.35%	1.09%	1.26%	2.01%
Nonperforming Assets to Total Loans and
Other Real Estate Owned	0.11%	0.71%	1.54%	1.53%	2.17%
Net Charge-offs (recoveries) to Average Loans	0.38%	0.21%	0.43%	0.62%	0.23%
Allowance for Loan Losses to
Net Loans at Period End	1.36%	1.29%	1.11%	1.17%	1.18%
Allowance for Loan Losses to Non-Performing Loans	3213.59%	361.19%	100.27%	91.84%	58.00%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	9.87%	9.20%	8.87%	8.99%	9.02%
Tier 1 Capital to Total Risk-weighted Assets	12.01%	11.34%	9.90%	10.91%	11.03%
Total Capital to Total Risk-weighted Assets	13.50%	13.30%	10.88%	11.98%	12.18%

(1)	Net income divided by average shareholders’ equity.
(2)	Net income divided by average total assets.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Dividends declared per share divided by net income per share.
(5)	Average equity divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2005 and December 31, 2004, and the results of operations for each of the years in the three-year period ended December 31, 2005. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information and disclosures contained within those statements are significantly impacted by Management’s estimates and judgments, which are based on historical experience and various other assumptions that are believed to be reasonable under current circumstances. Actual results may differ from those estimates under different conditions.

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; loan origination costs, which are estimated in aggregate by loan type based on an annual evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on changes in the market capitalization of the Company; and equity-based compensation, which is discussed in greater detail in footnote 2 (Significant Accounting Policies) to the financial statements contained herein, under the caption “Stock-Based Compensation.” Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Summary of Performance

The Company achieved record earnings in 2005, and in fact has increased net income in 22 of the last 23 years. Net income in 2005 was $16.2 million, an increase of over $2.8 million, or 21%, over the $13.3 million in net earnings achieved in 2004. Net income in 2004 was $3.0 million higher than 2003 net earnings of $10.4 million. Net income per basic share was $1.66 for 2005, as compared to $1.41 during 2004 and $1.12 in 2003. The Company’s Return on Average Assets was 1.59% and Return on Average Equity was 21.47% in 2005, as compared to 1.47% and 20.50%, respectively for 2004, and 1.43% and 18.34%, respectively in 2003.

The following are major factors impacting the Company’s results of operations in recent years:

•	Solid growth in net interest income was a major contributor to the increases in net income in both 2005 and 2004. Net interest income grew by $7.4 million, or 17%, in 2005, and by $7.9 million, or 22%, in 2004. The growth in both periods was largely driven by an increased volume of earning assets. While annual average loan balances grew by 11% in 2005 and 16% in 2004, average investment balances grew by 22% in 2005 and 96% in 2004 due to the leverage strategy implemented in April 2004. The leverage strategy involved the initial purchase of $100 million in mortgage-backed securities that are guaranteed by agencies of the Federal Government, financed primarily with collateralized borrowings from the Federal Home Loan Bank (“FHLB”). This strategy added $1.0 million to net interest income in 2005 on average outstanding balances of $85 million, and $1.2 million to net interest income during 2004 on average outstanding balances of $71 million, boosting our return on equity in both years. However, because of the addition of a significant level of lower-margin earning assets, the Company’s net interest margin and return on average assets were not as high as they otherwise would have been.

Another factor impacting net interest income in 2005 was a 17 basis point increase in the Company’s net interest margin, which includes 5 basis points attributable to an interest recovery. The margin was also favorably impacted by rising short-term interest rates, a 23% increase in average demand deposit balances, and a significant reduction in non-performing assets.

•	Non-interest income declined by 8% in 2005 but did not change materially in 2004. Non-recurring items had the net effect of reducing non-interest income by approximately $328,000 in 2005 and $405,000 in 2004. The principal variances in 2005 that will likely impact ongoing operations include the following: a $325,000 drop in service charges on deposit accounts, although the negative trend in this income category appears to have been reversed with the implementation of risk-based pricing for certain deposit accounts; a $623,000 increase in the loss on tax credit funds; and a $226,000 increase in debit and credit card interchange fees.

•	Operating expense increased by 11% in 2005 and 6% in 2004. Included in 2005 expenses were charges totaling $550,000 to write down other real estate owned to current market values, and $200,000 in audit and review costs related to our 2004 compliance with SOX 404. If 2005 expenses were decreased by $750,000 and 2004 expenses increased by $200,000 (for the additional SOX 404 expenses), the year-over-year increase would have been 8% for 2005 and 7% for 2004. Factoring out non-recurring costs, most of the 2005 increase was in salaries and employee benefits, which were up by $1.7 million (12%) due to regular annual increases and branch staff additions, and marketing costs, which increased by $283,000 (23%) due to a special marketing promotion that is not expected to be repeated.

•	The provision for loan losses was $323,000 lower in 2005 than in 2004, but $368,000 higher in 2004 than in 2003. Despite a $1.3 million increase in net loans charged off in 2005, the need to provide for loan losses was lower than in the previous year due to a $2.1 million reduction in non-performing loans and overall improved credit quality. The provision was increased in 2004 despite lower loan charge-offs and a significant drop in non-performing assets, mainly due to loan growth and additional economic considerations, including a relatively rapid increase in real estate prices.

•	The provision for income taxes was back to a more typical level in 2005, after a disproportionate jump in 2004 due to issues related to the Company’s now-dissolved REIT. In 2004 the Company added $400,000 to its regular tax provision, as necessitated by the removal of REIT benefits from amended 2002 income tax returns filed in the first quarter of 2004.

The following are important factors in understanding our current robust financial condition and liquidity position:

•	Total assets grew by $55 million, or 6%, to $1.05 billion at the end of 2005 from $997 million at the end of 2004. If not for the bulk sale of $21 million in residential mortgage loans, the early payoff of an $8 million participation loan, and a $4 million reduction in non-performing assets, the growth rate for assets in 2005 would have been 9%.

•	Gross loan and lease balances increased by $45 million, or 6%, in 2005, mainly from $27 million (8%) growth in loans secured by commercial properties. Also increasing at a higher rate than the aggregate loan portfolio, and providing better balance to the portfolio in so doing, were direct finance leases, loans secured by farmland, and SBA loans, which grew by 190%, 20%, and 12% respectively. As noted above, having a negative impact on loan growth in 2005 were the first quarter mortgage loan sale, the participation loan payoff, and a reduction in non-performing loans. Without those events, loan growth would have been 11%.

•	Non-performing assets dropped by $4 million, or 83%, during 2005. A large part of the reduction was from the sale of a non-accruing loan with a book balance of $1.3 million. Approximately $2 million of the reduction was due to a decline in OREO balances, of which $550,000 represented the write-down of OREO during the year.

•	During 2005, total investment balances declined only $4 million, or 2%, however this masks a fairly significant shift within the portfolio. Mortgage-backed securities balances were $28 million lower, due to relatively high prepayments and the sale of $13 million in securities at the end of 2005. Higher-yielding municipal securities, on the other hand, were $12 million higher, and agency securities were increased by $11 million to provide additional collateral for pledging purposes.

•	In 2005, non-interest bearing deposits grew by $47 million, or 20%, climbing to 35% of total deposits at the end of 2005 from 32% at the end of 2004. Relatively low-cost NOW and savings deposits grew by $10 million, or 8%.

•	Money market deposit account balances fell by $31 million, or 22%, as those balances shifted into higher-rate time deposits during 2005. Despite a drop of $18 million in brokered time deposits, aggregate time deposits increased by $47 million, indicating that we gained new money in that category in addition to transfers from money market accounts.

•	Total non-deposit borrowings, including junior subordinated debentures, fell to 15% of total liabilities at the end of 2005 from 19% at the end of 2004. This decrease is directly attributable to the runoff of $35 million in term FHLB borrowings obtained pursuant to the leverage strategy.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $51.0 million in 2005, compared to $43.7 million in 2004 and $35.7 million in 2003. This represents an increase of 17% in 2005 over 2004, and an increase of 22% in 2004 over 2003. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

	Year Ended December 31,
	2005(a)			2004(a)			2003(a)
Distribution, Rate & Yield (dollars in thousands)	Average Balance	Income/ Expense	Average Rate(b)	Average Balance	Income/ Expense	Average Rate(b)	Average Balance	Income/ Expense	Average Rate(b)
Assets
Investments:
Federal Funds Sold/Due from Time	$4,314	$136	3.15%	$4,233	$54	1.28%	$4,082	$47	1.15%
Taxable	$164,490	$6,526	3.97%	$132,048	$5,042	3.82%	$43,635	$1,501	3.44%
Non-taxable	$37,526	$1,507	6.08%	$32,761	$1,312	6.07%	$38,713	$1,553	6.08%

Total Investments	$206,330	$8,169	4.34%	$169,042	$6,408	4.19%	$86,430	$3,101	4.51%

Loans and Leases:(c)
Agricultural	$11,257	$1,471	13.07%	$11,236	$735	6.54%	$10,370	$681	6.57%
Commercial	$120,883	$9,499	7.86%	$108,176	$7,654	7.08%	$105,139	$6,795	6.46%
Real Estate	$506,991	$39,514	7.79%	$456,567	$33,015	7.23%	$378,674	$27,633	7.30%
Consumer	$49,673	$3,583	7.21%	$43,589	$2,973	6.82%	$39,064	$2,865	7.33%
Credit Cards	$10,882	$998	9.17%	$10,777	$1,144	10.62%	$10,674	$1,266	11.86%
Direct Financing Leases	$5,020	$340	6.77%	$1,121	$79	7.05%	$166	$20	12.05%
Other	$3,296	$561	17.02%	$5,132	$—	0.00%	$6,657	$87	1.31%

Total Loans and Leases	$708,002	$55,966	7.90%	$636,598	$45,600	7.16%	$550,744	$39,347	7.14%

Other Earning Assets	$6,188	$238	3.85%	$5,732	$149	2.60%	$2,917	$159	5.45%

Total Earning Assets(e)	$920,520	$64,373	7.08%	$811,372	$52,157	6.51%	$640,091	$42,607	6.78%

Non-Earning Assets	$98,213			$94,526			$86,928

Total Assets	$1,018,733			$905,898			$727,019

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$68,502	$63	0.09%	$59,238	$55	0.09%	$53,931	$53	0.10%
Savings	$72,903	$383	0.53%	$60,269	$320	0.53%	$45,269	$227	0.50%
Money Market	$114,171	$821	0.72%	$131,101	$894	0.68%	$132,885	$1,377	1.04%
TDOA’s, and IRA’s	$22,267	$481	2.16%	$22,240	$360	1.62%	$21,464	$401	1.87%
Certificates of Deposit < $ 100,000	$86,734	$2,155	2.48%	$92,535	$1,499	1.62%	$90,522	$1,649	1.82%
Certificates of Deposit ≥ $ 100,000	$159,579	$4,781	3.00%	$131,212	$2,283	1.74%	$109,402	$2,211	2.02%

Total Interest-Bearing Deposits	$524,156	$8,684	1.66%	$496,595	$5,411	1.09%	$453,473	$5,918	1.31%
Borrowed Funds:
Federal Funds Purchased	$690	$28	4.06%	$1,003	$11	1.10%	$423	$7	1.65%
Repurchase Agreements	$28,772	$110	0.38%	$23,782	$76	0.32%	$14,938	$94	0.63%
Short Term Borrowings	$25,357	$824	3.25%	$18,038	$284	1.57%	$7,405	$85	1.15%
Long Term Borrowings	$60,564	$1,501	2.48%	$52,459	$1,304	2.49%	$—	$—	0.00%
TRUPS	$31,013	$2,185	7.05%	$27,717	$1,410	5.09%	$15,464	$770	4.98%

Total Borrowed Funds	$146,396	$4,648	3.17%	$122,999	$3,085	2.51%	$38,230	$956	2.50%

Total Interest Bearing Liabilities	$670,552	$13,332	1.99%	$619,594	$8,496	1.37%	$491,703	$6,874	1.40%
Demand Deposits	$260,661			$212,321			$170,530
Other Liabilities	$12,089			$8,886			$8,289
Shareholders’ Equity	$75,431			$65,097			$56,497

Total Liabilities and Shareholders’ Equity	$1,018,733			$905,898			$727,019

Interest Income/Earning Assets			7.08%			6.51%			6.78%
Interest Expense/Earning Assets			1.45%			1.05%			1.07%

Net Interest Margin(d)		$51,041	5.63%		$43,661	5.46%		$35,733	5.71%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan Fees were approximately $2,171,360, $2,290,000, and $1,661,000 for the years ended December 31, 2005, 2004, and 2003 respectively. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets (tax-quivalent).
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance.

Volume & Rate Variances (dollars in thousands)	Years Ended December 31,
	2005 over 2004				2004 over 2003
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
Assets:

Investments:
Federal funds sold / Due from time	$1	79	2	$82	$2	5	—	$7
Taxable	$1,239	197	48	$1,484	$3,041	165	335	$3,541
Non-taxable(1)	$191	4	—	$195	$(239)	(2)	—	$(241)

Total Investments	$1,431	$280	$50	$1,761	$2,804	$168	$335	$3,307

Loans:
Agricultural	$2	733	1	$736	$57	(3)	—	$54
Commercial	$899	847	99	$1,845	$196	644	19	$859
Real Estate	$3,646	2,569	284	$6,499	$5,684	(251)	(51)	$5,382
Consumer	$415	171	24	$610	$332	(201)	(23)	$108
Credit Cards	$11	(156)	(1)	$(146)	$12	(133)	(1)	$(122)
Direct Financing Leases	$275	(3)	(11)	$261	$115	(8)	(48)	$59
Other	$—	873	(312)	$561	$(20)	(87)	20	$(87)

Total Loans and Leases	$5,248	$5,034	$84	$10,366	$6,376	$(39)	$(83)	$6,253

Total Other Earning Assets	$12	71	6	$89	$153	(83)	(80)	$(10)

Total Earning Assets	$6,691	$5,385	$140	$12,216	$9,333	$46	$171	$9,550

Liabilities

Interest Bearing Deposits:
NOW	$9	(1)	—	$8	$5	(3)	—	$2
Savings Accounts	$67	(3)	(1)	$63	$75	14	4	$93
Money Market	$(116)	49	(6)	$(73)	$(18)	(471)	6	$(483)
TDOA’s & IRA’s	$1	120	—	$121	$14	(53)	(2)	$(41)
Certificates of Deposit < $ 100,000	$(94)	800	(50)	$656	$37	(183)	(4)	$(150)
Certificates of Deposit > $ 100,000	$494	1,648	356	$2,498	$441	(308)	(61)	$72

Total Interest Bearing Deposits	$361	$2,613	$299	$3,273	$554	$(1,004)	$(57)	$(507)

Borrowed Funds:
Federal Funds Purchased	$(4)	30	(9)	$17	$10	(3)	(3)	$4
Repurchase Agreements	$16	15	3	$34	$56	(46)	(28)	$(18)
Short Term Borrowings	$115	302	123	$540	$122	32	45	$199
Long Term Borrowings	$202	(4)	(1)	$197	$—	—	1,304	$1,304
TRUPS	$168	543	64	$775	$610	17	13	$640

Total Borrowed Funds	$497	$886	$180	$1,563	$798	$(0)	$1,331	$2,129

Total Interest Bearing Liabilities	$858	$3,499	$479	$4,836	$1,352	$(1,004)	$1,274	$1,622

Net Interest Income	$5,833	$1,886	$(339)	$7,380	$7,981	$1,050	$(1,103)	$7,928

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $5.8 million to net interest income in 2005 relative to 2004. Favorable changes in interest rates supplemented this amount by $1.9 million, and the combined rate/volume variance was a negative $339,000, for an overall increase of $7.4 million in net interest income. The positive volume variance is mainly due to growth in average earning assets, as evident in the Distribution, Rate & Yield table, but it can also be affected by fluctuations in the relative levels of average non-earning assets (including cash and due from banks), non-interest liabilities (including demand deposits), and equity.

Average earning assets increased $109 million, or 13%, for 2005 relative to 2004. Most of the increase was due to growth of $71 million, or 11%, in average loan balances. Average investment balances increased by $37 million. This represents a 22% growth rate, which is double the growth rate for loans due to the impact of the leverage strategy. Average non-earning assets were about 10% of average total assets in both 2005 and 2004, however the average balance of demand deposits, other liabilities, and shareholders’ equity increased to 34% of average assets in 2005 from 32% in 2004. Average demand deposits grew by $48 million, or 23%, other liabilities grew by $3 million, or 36%, and shareholders’ equity increased by $10 million, or 16%, all of which exceeded the rate of growth in the aggregate balance sheet. The increase in the relative level of non-interest liabilities and equity contributed to the Company’s profitability in 2005 by reducing our need to obtain interest-bearing funds. Note that the volume increase in earning assets added $6.7 million to interest income, while the volume increase in interest-bearing liabilities added only $858,000 to interest expense.

As with 2005, the positive volume variance for 2004 was primarily the result of growth in average earning assets, however a reduction in the relative level of non-earning assets also contributed to the Company’s profitability in 2004. The impact of the leverage strategy can be seen in the Distribution, Rate & Yield table in the increase in average taxable investments on the asset side, and average short-term and long-term borrowings on the liability side. It contributed to the positive volume variance in both 2005 and 2004, but had a negative impact on the rate variance.

The calculated rate increase for 2005 relative to 2004 was 57 basis points for earning assets and 62 basis points for interest-bearing liabilities. Since the cost of interest-bearing liabilities rose more than the yield on earning assets, it is counterintuitive that there would be a favorable rate variance in net interest income in 2005. The positive rate variance actually arises from the fact that the previous year’s average balance is an integral part of the calculation. Interest-earning assets exceeded interest-bearing liabilities by $192 million in 2004, thus even though the rate increase for interest-bearing liabilities was slightly higher than the rate increase for earning assets, it was applied to a substantially smaller base. The favorable rate variance in 2005 was also due in part to the recovery of $536,000 in interest on a note that was sold during the year, and the accelerated recognition of $80,000 in fees on a participation loan that prepaid.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average earning assets, was 5.63% in 2005 relative to 5.46% in 2004, an increase of 17 basis points. A substantial portion of the Company’s earning assets are variable-rate loans that re-price immediately when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be slightly asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. This effect was visible in 2005, when the Company’s net interest margin rose in strong correlation to increases in short-term market interest rates. The net interest margin in 2005 was also favorably impacted by the aforementioned interest recovery, as well as a larger differential between average earning assets and average interest-bearing liabilities. As noted above in the discussion on rate and volume variances, in 2004 this differential was $192 million, or 21% of average assets, but in 2005 it rose to $250 million, or 25% of average assets. The expansion was due to increases in average demand deposit balances, equity, and other liabilities, which were only slightly offset by a $4 million increase in average non-earning assets.

As in 2005, rising rates boosted the Company’s net interest margin during the latter half of 2004, however the effect of the leverage strategy more than offset this increase for 2004 relative to 2003. Shorter-term interest rates were going down during most of 2003, however the establishment of informal floors on certain variable loan rates minimized the negative impact of falling rates on net interest income during that year.

Management anticipates that the Company’s net interest margin could experience some compression if short-term interest rates do not continue to rise, nevertheless we feel that net interest income will continue to increase if loans and core deposits grow as planned. However, no assurance can be given that this will, in fact, occur.

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

The Company’s provision for loan and lease losses was $3.2 million in 2005, $3.5 million in 2004, and $3.1 million in 2003. The 2005 provision was $323,000 lower than in 2004, despite increasing the reserve by $2 million for a $2.5 million unsecured commercial loan that was ultimately charged off during the year. We were able to reduce the provision because of the recovery of previously charged off balances totaling $1.3 million, which was credited back to the allowance for loan and lease losses, and because of a $2.1 million reduction in non-performing loans and an improvement in credit quality during 2005. In 2004, the provision was $368,000, or 12%, higher than in the previous year despite lower charge-offs and a reduction in non-performing loan balances, due primarily to reserves provided for growth in outstanding loan balances and a $500,000 specific reserve established for the aforementioned unsecured commercial loan. Because the provision exceeded net charge-offs in 2005 the allowance for loan losses increased by $488,000 during the year, although it fell slightly as a percentage of total loans due to improvement in credit quality. Subsequent to a thorough review of the allowance relative to the current size, composition and quality of the Company’s loan and lease portfolio, it has been judged by management to be adequate to absorb currently identified potential losses as well as any likely future losses.

Non-interest Revenue and Operating Expense

Despite a $193,000 increase in the gain on loan sales, the Company’s 2005 results reflect an overall decline of $768,000, or 8%, in non-interest income relative to 2004. The decline is mainly because of a drop in service charges on deposit accounts and several non-recurring events. In 2004, non-interest income fell slightly from the level realized in the prior year, because weak growth in service charges on deposits was not substantial enough to offset an adjustment to BOLI income that was needed to properly reflect potential early surrender charges. Non-interest income declined to 0.98% of average earning assets in 2005 from 1.21% in 2004. Operating expense increased $3.2 million, or 11%, in 2005 relative to 2004, however it declined to 3.55% of average earning assets in 2005 from 3.63% in 2004. Because of the healthy 17% increase in net interest income, the increase in net interest plus other income in 2005 was proportionately greater than the increase in operating expense and the Company’s overhead efficiency ratio improved substantially. The overhead efficiency ratio represents operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation. The Company’s overhead efficiency ratio was 52.6% in 2005 as compared to 54.6% in 2004. The following table sets forth the major components of the Company’s non-interest revenue and other operating expense, along with relevant ratios, for the years indicated:

Non Interest Revenue/Expense (dollars in thousands, unaudited)	2005	% of Total	2004	% of Total	2003	% of Total
NON INTEREST REVENUE:
Service charges on deposit accounts	$5,575	61.81%	$5,900	60.28%	$5,844	59.26%
Credit card fees	$817	9.06%	$704	7.19%	$671	6.80%
Checkcard fees	$696	7.72%	$534	5.46%	$480	4.87%
Other service charges & fees	$2,045	22.67%	$1,761	17.99%	$1,506	15.27%
BOLI Income	$792	8.78%	$487	4.98%	$926	9.39%
Gains on sales of loans	$523	5.80%	$330	3.37%	$267	2.71%
(Loss) Gains on sale of investment securities	$(394)	-4.37%	$19	0.19%	$118	1.20%
(Loss) on tax credit investment	$(1,092)	-12.11%	$(469)	-4.79%	$(556)	-5.64%
Other	$58	0.64%	$522	5.33%	$606	6.14%

Total non-interest revenue	$9,020	100.00%	$9,788	100.00%	$9,862	100.00%

As a percentage of average earning assets		0.98%		1.21%		1.54%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$15,648	47.95%	$13,919	47.25%	$13,886	50.05%
Occupancy costs
Furniture & Equipment	$3,192	9.78%	$3,411	11.58%	$2,764	9.96%
Premises	$2,830	8.67%	$2,592	8.80%	$2,450	8.83%
Advertising and Marketing Costs	$1,524	4.67%	$1,241	4.21%	$1,117	4.03%
Data Processing Costs
Item processing costs	$—	0.00%	$8	0.03%	$—	0.00%
Other data processing	$1,194	3.66%	$1,079	3.66%	$1,095	3.95%
Deposit Services Costs	$1,303	3.99%	$1,168	3.97%	$1,054	3.80%
Loan Services Costs
Loan Processing	$281	0.86%	$383	1.30%	$373	1.35%
ORE Owned	$617	1.89%	$345	1.17%	$36	0.13%
Credit Card	$613	1.88%	$599	2.03%	$522	1.88%
Other loan services	$8	0.02%	$2	0.01%	$3	0.01%
Other Operating Costs
Telephone & data communications	$846	2.59%	$766	2.60%	$700	2.52%
Postage & mail	$315	0.98%	$389	1.32%	$463	1.67%
Other	$827	2.54%	$741	2.52%	$456	1.64%
Professional Services Costs
Legal & Accounting	$1,296	3.97%	$840	2.85%	$878	3.16%
Other professional service	$1,349	4.13%	$1,198	4.07%	$1,150	4.15%
Stationery & Supply Costs	$683	2.09%	$673	2.28%	$650	2.34%
Sundry & Tellers	$108	0.33%	$102	0.35%	$146	0.53%

Total other operating expense	$32,634	100.00%	$29,456	100.00%	$27,743	100.00%

As a % of average earning assets		3.55%		3.63%		4.33%

Net non-interest income as a % of earning assets		-2.57%		-2.42%		-2.79%

Efficiency Ratio (tax-equivalent)		52.64%		54.57%		59.66%

The primary sources of other operating income for the Company include the categories itemized in the table above. As shown, pass-through losses generated by our limited partnership investments in low-income housing tax credit funds are netted out of non-interest income. Items of a non-recurring nature that impacted non-interest income in 2005 include a $523,000 gain on the bulk sale of $21 million in residential mortgage loans, a $406,000 loss on the sale of investment securities resulting from a year-end repositioning of the portfolio, gains on the sale of OREO totaling $127,000 that are reflected in the “Other” category, and write-downs of our investment in Diversified Holdings, Inc. totaling $570,000 that are also included in “Other”. In 2004, the principal non-recurring items include a $295,000 adjustment reducing BOLI income, as well as approximately $110,000 in gains from the sale of OREO.

Despite fairly significant increases in average transaction account balances, the largest component of other operating income, service charges on deposit accounts, fell by $325,000 in 2005 and increased by only $56,000 in 2004, and declined as a percentage of transaction accounts in both 2005 and 2004. The Company’s ratio of service charge income to average transaction accounts (demand and interest-bearing NOW accounts) was 1.7% in 2005, 2.2% in 2004, and 2.6% in 2003. This phenomenon is due in part to growth in accounts that are initially free of service charges. Most financial institutions in the Company’s market areas have similar “free account” offerings, and management views this as a defensive product. The negative service charge impact is overcome by the fact that they provide interest-free funding, expand the Company’s customer base, and increase cross-sell opportunities for other Bank products such as consumer loans and relatively low-cost savings accounts. Part of the decline in service charges in 2005 is also due to the fact that returned item and overdraft fees fell by $396,000 relative to the prior year. We assume that this decline is because the current relatively strong economy has provided most customers with enough liquidity to more effectively manage cash. The aggregate decline in our service charge income appears to have been reversed in recent months with a revision in our deposit account fee structure, including tiered pricing for higher risk accounts. However, despite this apparent reversal, we cannot provide assurance that service charges on deposits will not continue to fall.

Other service charges, commissions, and fees constitute the second largest portion of non-interest income, and totaled $2.0 million in 2005, $1.8 million in 2004, and $1.5 million in 2003. In 2005, the largest year-over-year increases within this category were in leasing income and service charge income from currency orders. The largest decline was a $68,000 drop in income from our travel club which was dissolved at the end of 2004. In 2004, the largest increases were a $261,000 increase in leasing income due to growth in that product line, and a $164,000 increase in ATM fees and charges due to the implementation of fees for customer transactions at non-Bank ATM’s.

Credit card fees include credit card interchange fees and credit card annual fees as their primary components. Credit card fees increased $113,000, or 16%, in 2005 relative to 2004, due primarily to a higher level of activity. These fees increased to 9% of total non-interest income in 2005 from 7% in 2004. Checkcard fees represent checkcard interchange fees, which increased by $162,000, or 30%, in 2005, due to an increase in the number of cards and higher usage per card. Checkcard fees climbed to 8% of non-interest income in 2005 from 5% in 2004.

While it would appear on the surface that BOLI income increased in significance relative to overall non-interest income in 2005, this is mainly due to an adjustment in 2004 that reduced BOLI income by $295,000. The income adjustment stems from certain BOLI accounts that had been carried on the Company’s books gross of potential surrender charges, but which were written down in 2004 to reflect such surrender charges. While it has not been our intent to sell or otherwise liquidate those policies, and the surrender charges diminish over time and ultimately disappear, accounting guidance received in late 2004 indicated that all BOLI should be reflected on our balance sheet net of any potential surrender charges. The Company invested an additional $1.9 million in BOLI in August 2005; however, the increase in earnings generated by this investment was partially offset by a lower average earnings rate on our aggregate BOLI investment.

Income from loan sales was $523,000 in 2005, $330,000 in 2004, and $267,000 in 2003. As noted previously, the 58% increase in 2005 relative to 2004 is due to the first quarter 2005 sale of $21 million in residential mortgage loans. The Company still originates a certain number of residential mortgage loans (primarily those associated with its all-in-one “construction through permanent financing” product), and during 2004 we sold a number of those loans at a gain, but since the bulk loan sale in 2005 we have been holding almost all newly originated residential mortgage loans in our loan portfolio. In past years we have been much more active in the residential mortgage lending business, but we currently refer the majority of our residential mortgage loan customers to Moneyline Lending, Inc., which pays the Company referral fees for successfully closed loans. Moneyline fees are reflected in other service charges, commissions and fees, and totaled $95,000 in 2005 and $72,000 in 2004.

The sale of approximately $13 million in underperforming investment securities in December resulted in a loss of $406,000, although this was partially offset by earlier gains on called securities and the net loss for the year was

$394,000. There was a negligible gain on securities of $19,000 in 2004. The $118,000 gain on investment securities in 2003 is primarily comprised of liquidating dividends resulting from the Company’s investment in Sphinx, as that company completed its planned dissolution. Sphinx was the shell company remaining after selling its primary earning asset, a core banking system known as Phoenix which was previously utilized by the Company.

Commencing in 2005, our loss on tax credit funds is shown as a separate category under non-interest revenue because of its increasing significance. The losses are an expected component of these investments, and are factored into the initial assessment of projected returns. They represent our allocation of losses generated by the operations of low-income housing tax credit funds in which we have limited partnership investments, and reduce the balance of our tax credit fund investments shown in other assets. The loss increased by $623,000 in 2005 relative to 2004, due in part to our additional $3 million investment in a newly formed tax credit fund during 2005.

The “Other” category in non-interest income dropped substantially in 2005 because of $570,000 in previously noted non-recurring charges to write-down the Company’s investment in Diversified Holdings Corporation, a former title insurance holding company that is owned by several banks and individuals. The primary operating subsidiaries of Diversified were sold in 2005, and the original $1 million investment is now reflected on our books at $430,000, the approximate amount we ultimately expect to receive from the sale. The Other category also includes $127,000 in non-recurring gains from the sale of Other Real Estate Owned in 2004, and approximately $110,000 and $175,000 in such gains in 2004 and 2003, respectively. With our portfolio significantly reduced in size, further OREO gains are not anticipated in the near future. Also reflected in the Other category is rental income from Investment Centers of America, which is in the form of percentage rents based on gross commissions generated, and which did not increase significantly in 2005 or 2004.

Turning to a detailed discussion of variances in other operating expenses, we start with the single largest component, salaries and employee benefits. Because they comprise such a significant portion of total operating expense, salaries and employee benefits typically experience a larger dollar increase than any other category. True to form, the year-over-year growth in salaries and benefits in 2005 was $1.7 million, or 12%. Salaries increased by $1.4 million, or 15%, including approximately 5% for regular annual pay increases and the addition of branch and administrative staff. The full impact of the staff additions for our Clovis office opened in June 2004 was felt in 2005, as well as the cost of staff added in the summer of 2005 in anticipation of the opening of the new Reedley branch later in the year. Staffing for administration and some of our more mature branches was also supplemented in 2004 and 2005, to accommodate growth in loans and deposits and assure a continued high level of customer service. Due mainly to cost containment efforts related to workers compensation and group health insurance premiums, the increase in the cost of employee benefits was held to $303,000, or 7%, in 2005. In 2004, salaries and benefits increased by only $33,000, or 0.2%, relative to 2003. This was in part the result of a $1.2 million increase in salaries related directly to successful loan originations, which were deferred pursuant to FAS 91 and are subsequently being amortized as a reduction of yield over the life of the loans to which they relate. Employee benefits increased by a disproportionate $467,000, or 13%, in 2004, primarily because of a $174,000, or 15%, increase in group health insurance premiums, and a $157,000, or 40%, increase in workers compensation costs. Salaries and employee benefits were 1.7% of average earning assets in both 2005 and 2004, down from 2.2% in 2003. The number of full-time equivalent employees was 351 at the end of 2005, 344 at the end of 2004, and 326 at the end of 2003.

The annual increase in 2005 for total rent and occupancy costs, including furniture and equipment expenses, was only $19,000, or less than 1%, although it was $789,000, or 15% for 2004. These costs were 18% of total operating expense in 2005, down from 20% in 2004 and 19% in 2003. Included in the 2005 increase are rent and depreciation costs, which were up by a combined $202,000 in 2005, and maintenance and repair costs, which were down by $27,000. The non-recurring charge-off of $145,000 in obsolete telephone equipment in 2004 minimizes the increase in 2005 relative to 2004, while exaggerating the increase in 2004 relative to 2003. In addition to this charge-off, much of the increase in 2004 is the result of depreciation expense on equipment and software acquired in connection with the conversion of our core processing system at the beginning of 2004.

Advertising and marketing costs increased in 2005 by $283,000, or 23%. For the most part, this increase was caused by a special marketing promotion during the year involving targeted mailings and free gifts for new retail demand deposit accounts. This particular campaign is not expected to be repeated and marketing expenses are not anticipated to increase in 2006, although no assurance can be provided that this scenario will prove to be accurate.

Total data processing costs increased in 2005 by $107,000, or 10%, due to the commencement of maintenance fees on our core processing system. Data processing costs were almost the same in 2004 as in 2003. Deposit services costs increased by $135,000, or 12% in 2005, due to higher armored car expenses, ATM servicing costs, check card processing costs, and gift card costs. In 2004, deposit-related costs increased by $114,000, or 11%, due to higher ATM network and servicing costs, higher check printing costs, and higher courier costs.

Loan services expenses were up by a combined $190,000 in 2005, an increase of 14%. If not for $550,000 in OREO write-downs expensed in 2005, this category would have declined due to a $278,000 reduction in OREO operating expenses. We have already charged an additional $133,000 to expense in 2006 to further reduce the carrying value of an OREO, subsequent to the receipt of multiple offers on the property indicating its current market value. Although additional write-downs are not expected, we cannot guarantee that the carrying value of the property will not require further adjustment, or that properties which may be added to OREO in the future will not be written down. Loan services expenses increased by $394,000, or 42%, in 2004, due mainly to higher OREO operating expenses and a $131,000 provision for unfunded commitments.

The “other operating costs” category includes telecommunications, postage, and other miscellaneous costs, and totaled $2.0 million in 2005, $1.9 million in 2004, and $1.6 million in 2003. In 2005, telecommunications expense increased by $80,000, or 10%, while postage expense fell by $74,000 for the second year in a row, and other miscellaneous operating expenses increased $86,000, or 12%. In 2004, miscellaneous operating expenses increased by $285,000. Increases in miscellaneous operating expenses in both 2005 and 2004 were driven by increases in depreciation on operating leases and higher training costs.

Legal and accounting costs were up by $456,000 in 2005, due primarily to $200,000 in SOX 404 audit costs for 2004 that were expensed in 2005. Legal costs for 2005 were up by $68,000, or 28%, due mainly to an increase in legal costs related to collections. The cost of other professional services increased by $151,000, or 13% in 2005, due principally to increased costs associated with the directors’ retirement and deferred fee plans.

Income Taxes

The Company’s provision for federal and state income taxes was $8.1 million in 2005, while the tax provision was $7.2 million and $4.4 million for 2004 and 2003, respectively. This represents 33% of income before taxes in 2005, 35% in 2004, and 30% in 2003. The effective tax rate was higher in 2004 than in either 2005 or 2003, due in part to a $400,000 adjustment in 2004 associated with the filing of amended 2002 tax returns to exclude the benefit of the Bank’s real estate investment trust (“REIT”). REIT benefits were excluded subsequent to our receipt of an adverse interpretation of existing law that was released by the California Franchise Tax Board (“FTB”) on December 31, 2003. Without the adjustment in 2004 the rate would have been 33%, the same as in 2005 but higher than in 2003 because non-taxable income and tax credits did not increase at the same rate as pre-tax income.

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

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $1.5 million in federal tax-exempt income in 2005, $1.3 million in 2004, and $1.6 million in 2003. Although not reflected in the investment portfolio, the company also has total investments of $10.7 million in low-income housing tax credit funds as of December 31, 2005. These investments have generated substantial tax credits for the past few years, with about $1.3 million in credits available for the 2005 tax year and $1.1 million in tax credits realized in 2004. The investments are expected to generate an additional $10.5 million in aggregate tax credits from 2006 through 2008; however, the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2005, the Company had a net deferred tax asset of $5.3 million.

Financial Condition

A comparison between the summary year-end balance sheets for 2001 through 2005 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years. The Company experienced its most pronounced growth during 2004, with total assets increasing by $196 million, or 24%, due to the aforementioned leverage strategy and strong organic loan growth. Total assets grew by only $55 million, or 6%, in 2005 because of the sale of $21 million in mortgage loans and the prepayment of an $8 million loan participation. Significant changes in the relative size of balance sheet components in 2005 include a $4 million decline in non-performing assets, a $47 million, or 20%, increase in demand deposit balances, and a $29 million, or 17%, decrease in non-deposit borrowings. Within the deposit category, we also experienced a significant shift from money market deposits to higher-cost time deposits. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability.

Gross loans and leases represented 70% of total assets at December 31, 2005, the same percentage as at December 31, 2004. Since deposits grew at a faster rate than loans in 2005, the ratio of net loans and leases to deposits declined to 89% at the end of 2005 from 92% at the end of 2004. Demand for loans remains relatively strong in many areas within the Company’s markets and competition continues to intensify, especially in Fresno and Bakersfield. To help ensure that we remain competitive, we have added leasing to our array of financing options, and make every effort to be flexible and creative in our approach to structuring loans.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2001 through 2005, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth the Company’s gross loans and leases outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs, nor is the allowance deducted.

Loan and Lease Distribution

	As of December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Agricultural	$9,898	$13,146	$13,693	$11,030	$14,471
Commercial and Industrial	$98,077	$97,810	$91,367	$81,243	$80,613
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	$363,094	$336,065	$306,635	$238,709	$196,455
Secured by Residential Properties	$128,735	$126,241	$98,891	$91,084	$106,772
Secured by Farmland	$45,353	$37,648	$25,281	$16,931	$16,998
Held for Sale	$—	$440	$513	$653	$1,048

Total Real Estate	$537,182	$500,394	$431,320	$347,377	$321,273
Small Business Administration loans	$24,190	$21,547	$21,964	$21,918	$16,942
Consumer Loans	$51,006	$48,992	$41,106	$39,825	$41,958
Direct Financing Leases	$10,138	$3,490	$792	$—	$—
Credit Cards	$10,869	$10,897	$10,439	$11,225	$11,344

Total Loans and Leases	$741,360	$696,276	$610,681	$512,618	$486,601

Percentage of Total Loans and Leases
Agricultural	1.34%	1.89%	2.24%	2.15%	2.97%
Commercial and Industrial	13.23%	14.05%	14.96%	15.85%	16.57%
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	48.98%	48.27%	50.21%	46.57%	40.37%
Secured by Residential Properties	17.36%	18.13%	16.20%	17.77%	21.94%
Secured by Farmland	6.12%	5.41%	4.14%	3.30%	3.49%
Held for Sale	0.00%	0.06%	0.08%	0.13%	0.22%

Total Real Estate	72.46%	71.87%	70.63%	67.77%	66.02%
Small Business Administration loans	3.26%	3.09%	3.60%	4.27%	3.48%
Consumer Loans	6.87%	7.04%	6.73%	7.77%	8.62%
Direct Financing Leases	1.37%	0.49%	0.13%	0.00%	0.00%
Credit Cards	1.47%	1.57%	1.71%	2.19%	2.34%

	100.00%	100.00%	100.00%	100.00%	100.00%

As displayed in the table, aggregate loan and lease balances increased by $255 million, or 52%, from the end of 2001 to the end of 2005. The Company’s branches and other business units generated the bulk of that growth. Overall, loan demand in the Company’s immediate market has been weighted toward loans secured by real estate, especially loans secured by commercial and professional buildings. The most significant shift in the loan portfolio mix over the past five years has been toward real estate loans secured by commercial properties, which increased to 49% of total loans at the end of 2005 from 40% at the end of 2001. Commercial real estate is an important part of the Company’s lending focus and is likely to remain so for the immediate future. Commercial real estate loans increased by $27 million, or 8%, in 2005, despite the early payoff of an $8 million participation loan. Mainly because of growth in home equity lines, loans secured by residential properties grew by $2.5 million, or 2%, despite the sale of $21 million in residential mortgage loans.

Real estate loans secured by farmland grew by $8 million, or 20%, during 2005, and have increased from 3% to 6% of total loans since the end of 2001. Declining balances in our other component of agricultural loans, namely agricultural production loans, partially offset the increase in loans secured by farmland. In 2005, ag production loan balances fell by $3 million, or 25%, and they have declined from 3% to 1% of total loans since the end of 2001. The Company has, to some extent, withdrawn from financing production lines, where year-to-year cash flow variations can impede the ability of borrowers to meet contractual repayment terms. With uncertain commodity prices some of our borrowers have experienced declining equity in farming operations, and many are selling farm land for alternate uses such as housing and commercial development. The Company also originates and sells agricultural mortgage loans to certain investors, and the volume of agricultural mortgage loans serviced totaled $16 million as of December 31, 2005. Total loans serviced for others numbered 56 with an aggregate balance of $17 million as of the end of 2005, as compared to 76 loans with an aggregate balance of $25 million at the end of 2004.

Commercial and industrial loans, including SBA loans, increased by a combined $3 million, or 2%, in 2005. Despite an overall trend upward for the past few years, their growth rate has lagged that of the aggregate portfolio and commercial loans declined to 16% of total loans at the end of 2005 from 20% at the end of 2001. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and this segment of the portfolio has struggled for growth as the local market has become increasingly competitive and other lenders have been willing to offer terms that do not fit our profit equation. Potential business has been passed over in some instances, and in others the Company has taken real estate collateral as an abundance of caution, which causes the loans to be classified as commercial real estate. The Company also has a business unit dedicated to its SBA product and is very active in specific SBA program lending. Further, the Company is designated as an SBA Preferred Lender, which allows greater flexibility to meet small business loan requests with a more timely credit approval process. In the past the Company has sold some of its SBA loans, and while we still have the ability to do so, our intention for the immediate future is to retain the SBA loans we originate. Direct finance leases are also a form of secured commercial credit, and they have become an increasingly popular option for our business customers. Part of the reason for the limited growth in commercial loans is the growth in direct finance leases, which increased by $7 million, or 190%, in 2005.

The consumer loans category represented 7% of total loans and leases outstanding at December 31, 2005, and 7% at December 31, 2004. These balances consist primarily of automobile loans and unsecured lines of credit. Consumer loans increased by $2 million, or 4%, during 2005.

Credit card loans represented just 1% of total loans and leases outstanding at December 31, 2005, having declined from 2% of total loans and leases at December 31, 2001. Despite this decrease, the credit card segment of the Company’s loan product group remains an important part of the Company’s relationship-oriented retail lending strategy.

Loan and Lease Maturities

The following maturity table shows the amounts of total loans and leases outstanding as of December 31, 2005, including non-accruing loans. The maturity distribution is grouped by remaining scheduled principal payments that are due within three months, after three months but less than one year, after one but within five years, or after five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories.

	As of December 31, 2005
Loan and Lease Maturity (dollars in thousands)	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$1,600	$7,826	$472	$—	$9,898	$276	$196
Commercial and Industrial (1)	$11,499	$31,136	$54,301	$25,331	$122,267	$37,221	$42,411
Real Estate	$30,603	$74,653	$82,494	$349,432	$537,182	$261,223	$170,703
Consumer Loans	$1,667	$3,013	$22,468	$23,858	$51,006	$22,797	$23,529
Credit Cards	$—	$—	$10,869	$—	$10,869	$10,869	$—
Direct Financing Leases	$—	$13	$5,279	$4,846	$10,138	$—	$10,125

TOTAL	$45,369	$116,641	$175,883	$403,467	$741,360	$332,386	$246,964

(1)	Includes Small Business Administration Loans

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $317 million at December 31, 2005, as compared to $257 million at December 31, 2004. Net of credit card lines available which were $46 million and $42 million at December 31, 2005 and 2004, unused commitments represented 37% and 31% of outstanding gross loans and leases at December 31, 2005 and 2004, respectively. The Company’s stand-by letters of credit at December 31, 2005 and 2004 were $17 million and $20 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements located elsewhere herein.

Contractual Obligations

At the end of 2005, the Company had contractual obligations for the following payments, by type and period due:

	Payments Due by Period
Contractual Obligations 2005	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$30,928,000	$—	$—	$—	$30,928,000
Capital lease obligations	$—	$—	$—	$—	$—
Operating lease obligations	$6,687,349	$811,893	$1,705,896	$1,481,694	$2,687,866
Purchase obligations	$250,796	$125,398	$125,398		$—
Other long-term obligations	$3,323,161	$1,697,837	$1,598,810	$26,514	$—

Total	$41,189,306	$2,635,128	$3,430,104	$1,508,208	$33,615,866

Non-performing Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of asset quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

The Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As a multi-community independent bank serving a specific geographic area, the Company must contend with the unpredictable changes of the California and San Joaquin Valley markets. The Company’s asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, weather-related agricultural losses, and depressed prices for agricultural goods. In recent years, however, the San Joaquin Valley has experienced healthy commercial and residential growth. Major companies are discovering the San Joaquin Valley as an ideal location for distribution facilities, jobs are growing at a relatively fast rate, and comparatively low-cost housing has attracted new residents from more expensive regions of California. The Company is optimistic that the local economy will continue to flourish, but no assurance can be given that this will in fact occur.

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan or lease. At that point, the Company stops accruing income from the interest, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated.

Non-performing Assets (dollars in thousands)	As of December 31,
	2005	2004	2003	2002	2001
Nonaccrual Loans and Leases:(1)
Agricultural	$—	$—	$725	$15	$185
Commercial and Industrial	$—	$393	$2,370	$1,070	$1,022
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$—	$116	$350	$503
Secured by Residential Properties	$—	$—	$260	$31	$—
Secured by Farmland	$—	$1,313	$1,920	$2,343	$4,945

TOTAL REAL ESTATE	$—	$1,313	$2,296	$2,724	$5,448
Small Business Administration loans	$288	$255	$787	$323	$—
Consumer Loans	$21	$168	$284	$141	$22
Credit Cards	$—	$19	$15	$56	$39
Direct Financing Leases	$—	$—	$—	$—	$—

SUBTOTAL	$309	$2,148	$6,477	$4,329	$6,716

Loans and leases 90 days or more past due & still accruing:
(as to principal or interest)
Agricultural	$—	$—	$—	$—	$1,418
Commercial and Industrial	$—	$—	$—	$1,426	$867
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$—	$—	$700	$—
Secured by Residential Properties	$—	$—	$—	$—	$640
Secured by Farmland	$—	$—	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—	$700	$640
Small Business Administration loans	$—	$280	$206	$—	$—
Consumer Loans	$—	$20	$—	$—	$126
Credit Cards	$—	$—	$—	$12	$17
Direct Financing Leases	$—	$—	$—	$—	$—

SUBTOTAL	$—	$300	$206	$2,138	$3,068

TOTAL NON-PERFORMING LOANS AND LEASES	$309	$2,448	$6,683	$6,467	$9,784

Other Real Estate Owned	$533	$2,524	$2,784	$1,421	$769

Total nonperforming assets	$842	$4,972	$9,467	$7,888	$10,553

Restructured loans and leases (2)	N/A	N/A	N/A	N/A	N/A
Nonperforming loans and leases as % of total gross loans and leases	0.04%	0.35%	1.09%	1.26%	2.01%
Nonperforming assets as a % of total gross loans and leases and other real estate owned	0.11%	0.71%	1.54%	1.53%	2.17%

(1)	Additional interest income of approximately $7,977 would have been recorded for the year ended December 31, 2005 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
(2)	A “restructured loan or lease” is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

The balance of non-performing assets at the end of 2005 represents a decrease of $4.1 million, or 83%, from year-end 2004 levels. Non-performing assets also declined by $4.5 million, or 47%, during 2004. The ratio of non-performing assets to total gross loans plus OREO also fell substantially, to 0.11% at the end of 2005 from 0.71% at the end of 2004, and non-performing loans as a percentage of total loans and leases fell to 0.04% from 0.35%. The main changes during 2005 were in loans secured by farmland, which were reduced by $1.3 million due to the sale of a non-accruing note, and OREO, which was reduced by $2.0 million. The sale of the note resulted in the recovery of $500,000 in previously charged-off principal, as well as the payment of $536,000 in interest that had not been accrued. The reduction in OREO was partly the result of $550,000 in write-downs during the year, but was also due to the sale of several properties. It should be noted that during the first quarter of 2005, a $2.5 million unsecured commercial loan was placed on non-accrual. Since it was charged off subsequent to year-end, however, it is not reflected in the table above.

In 2004, the principal changes were in commercial and industrial loans, which dropped by $2.0 million, agricultural loans, which fell by $725,000, and loans secured by farmland, which were $607,000 lower. The decline in commercial and industrial loans was mainly due to a $1 million relationship that was brought current when the customer collected delinquent payments owed to it under a government contract. The Company also collected a $600,000 balance plus past-due interest under a USDA guarantee, further reducing the balance of non-accruing commercial loans. The balance of agricultural loans and loans secured by farmland declined mainly due to principal pay-downs, but also due in part to the charge-off of balances deemed uncollectible.

While the current level of non-performing assets represents significant improvement and is relatively low, we recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities. We also expect occasional foreclosures as a last resort in the resolution of some problem credits.

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

Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and leases, and other factors. Quantitative factors also incorporate known information about individual loans and leases, including borrowers’ sensitivity to interest rate movements and to other quantifiable external factors, such as commodity price changes and acts of nature (freezes, earthquakes, fires, etc.), that occur in a particular period. Qualitative factors are at least to some extent based on management’s judgment and experience. They include an assessment of the general economic environment in our markets and, in particular, the state of agriculture and other key industries in the San Joaquin Valley. The way a particular loan or lease might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examinations, model imprecision, and the expected rate of portfolio growth are additional factors that are considered. The table which follows summarizes the activity in the allowance for loan and lease losses for the years indicated:

Allowance For Loan Losses and Leases (dollars in thousands)	As of and for the years ended December 31,
	2005	2004	2003	2002	2001
Balances:
Average gross loans and leases outstanding during period	$708,002	$636,598	$550,744	$500,461	$426,968

Gross loans and leases outstanding at end of period	$741,360	$696,276	$610,681	$512,618	$486,601

Allowance for Loan and Lease Losses:
Balance at beginning of period	$8,842	$6,701	$5,939	$5,675	$5,362

Provision Charged to Expense	$3,150	$3,473	$3,105	$3,350	$1,300

Charge-offs
Agricultural	$—	$60	$—	$602	$81
Commercial & Industrial Loans (1)	$2,864	$459	$1,491	$1,161	$295
Real Estate loans	$—	$—	$—	$—	$—
Consumer Loans	$494	$596	$542	$1,031	$376
Direct Financing Leases	$—	$—	$—	$—	$—
Credit Card Loans	$400	$402	$561	$580	$587
Overdrafts	$216	$254	$—	$—	$—

Total	$3,974	$1,771	$2,594	$3,374	$1,339

Recoveries
Agricultural	$747	$143	$34	$34	$31
Commercial & Industrial Loans (1)	$325	$95	$68	$156	$187
Real Estate loans	$2	$—	$—	$—	$—
Consumer Loans	$95	$120	$73	$37	$39
Direct Financing Leases	$—	$—	$—	$—	$—
Credit Card Loans	$88	$71	$76	$61	$95
Overdrafts	$55	$10	$—	$—	$—

Total	$1,312	$439	$251	$288	$352

Net Loan and Lease Charge-offs	$2,662	$1,332	$2,343	$3,086	$987

Balance at end of period	$9,330	$8,842	$6,701	$5,939	$5,675

Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.38%	0.21%	0.43%	0.62%	0.23%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.26%	1.27%	1.10%	1.16%	1.17%
Allowance for Loan and Lease Losses to Non-Performing Loans and Leases	3019.42%	361.19%	100.27%	91.84%	58.00%
Net Loan and Lease Charge-offs to Allowance for Loan and Lease Losses at End of Period	28.53%	15.06%	34.96%	51.96%	17.39%
Net Loan and Lease Charge-offs to Provision for Loan and Lease Losses	84.51%	38.35%	75.46%	92.12%	75.92%

(1)	Includes Small Business Administration Loans.

The Company’s allowance for loan and lease losses increased by $488,000 during 2005 and ended the year at $9.3 million. The loss provision in 2005 totaled $3.2 million, compared to $3.5 million in 2004. Net loans charged off were $2.7 million in 2005 as compared to $1.3 million in 2004. Net charge-offs in 2005 included a $2.5 million unsecured commercial loan that was charged off in the fourth quarter. Net loans charged off in 2005 were 0.38% of average loans and leases, compared to 0.21% in 2004. A significant factor helping minimize net charge-offs in 2005 was $1.3 million in the recovery of previously charged-off principal, compared to only $439,000 in recoveries in the prior year. This high level of recoveries is due primarily to three loans, one of which was the note mentioned in the previous section that resulted in a $500,000 recovery when it was sold. The other two were simply loans that had significant amounts charged off in previous years, where persistent collection efforts were ultimately successful. In the table above, overdrafts account for net charge-offs of $161,000 in 2005 and $244,000 in 2004 but none in previous years, because prior to 2004 losses stemming from overdraft balances were included as operating losses in operating expenses. While uncollectible overdraft balances are now charged off as loan losses against the allowance for loan and lease losses, related overdraft fees and charges are still reflected as operating losses.

The allowance for loan and lease losses dropped slightly to 1.26% of total loans and leases at year-end 2005 from 1.27% at the end of 2004. The allowance increased to a very large percentage of non-performing loans, due to the substantial decrease in non-performing balances.

Our methodology for determining the adequacy of the Company’s allowance for loan and lease losses is, and has been, consistently followed. However, as we add new products, increase in complexity, and expand our geographic coverage, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio. On an ongoing basis we engage outside firms to independently assess our methodology and perform independent credit reviews of our loan and lease portfolio. The Company’s external auditors and credit review consultants, the FDIC, and the California Department of Financial Institutions also review the allowance for loan and lease losses as an integral part of the examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan and lease losses was adequate as of December 31, 2005 to cover known and inherent risks in the portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that such factors will not result in increased losses in the loan and lease portfolio in the future.

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

Allocation of Loan and Lease Loss Allowance (dollars in thousands)	As of December 31,
	2005		2004		2003		2002		2001
	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$64	1.34%	$442	1.89%	$351	2.24%	$419	2.15%	$997	2.97%
Commercial and Industrial (2)	$2,295	16.49%	$4,421	17.14%	$2,728	18.56%	$2,529	20.12%	$1,573	20.05%
Real Estate	$5,918	72.46%	$2,211	71.87%	$2,721	70.63%	$1,538	67.77%	$1,713	66.02%
Consumer Loans	$467	6.87%	$884	7.04%	$719	6.73%	$734	7.77%	$681	8.62%
Direct Financing Leases	$71	1.37%	$177	0.49%	$—	0.13%	$—	0.00%	$—	0.00%
Credit Cards	$515	1.47%	$707	1.57%	$182	1.71%	$719	2.19%	$711	2.34%

TOTAL	$9,330	100.00%	$8,842	100.00%	$6,701	100.00%	$5,939	100.00%	$5,675	100.00%

(1)	Represents percentage of loans in category to total loans.
(2)	Includes Small Business Administration loans.

Investment Portfolio

With a book value of $194 million at December 31, 2005, the investment securities portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes: 1) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; 2) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; 3) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and 5) it can enhance the Company’s tax position by providing partially tax exempt income.

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

The Company’s investment portfolio is currently composed primarily of: (1) U.S. Treasury and Agency issues for liquidity and pledging; (2) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (3) state, county and municipal obligations, which provide limited tax free income and pledging potential; and (4) other equity investments. The fourth category includes an equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency. Securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $164 million and $177 million at December 31, 2005 and 2004, respectively.

In 2005, the investment portfolio declined by $4 million, or 2%, and dropped to 18% of total assets at the end of 2005 from 20% at the end of 2004. While the overall change is not significant, certain components of the investment portfolio changed dramatically. Mortgage-backed securities were $28 million lower at the end of 2005 than at the end of 2004, a 17% decline due to a relatively high level of prepayments as well as the year-end sale of $13 million in securities. The sale, which did not involve any leverage strategy securities, was undertaken primarily to allow us to reinvest in higher-performing bonds to extend duration, reduce negative convexity, and increase yield. While we accomplished those objectives, the sale also resulted in a $406,000 loss. The mortgage-backed securities that were sold were replaced primarily by municipal bonds, which increased by over $12 million, or 37%, in 2005. In order to provide additional collateral for pledging purposes, our portfolio of U.S. Government Agency securities was also increased during the year. This category went up by $11 million, or 186%, during 2005. With this shift, mortgage-backed securities fell to 68% of the total portfolio at the end of 2005 from 80% at the end of 2004, while municipal securities increased to 23% from 17% and agency securities increased to 9% from 3%.

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

As can be seen on the Distribution, Rate & Yield table presented in a previous section, the average tax-equivalent yield earned on total investments increased to 4.34% in 2005 from 4.19% in 2004. The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

	As of December 31,
	2005		2004		2003
Investment Portfolio - Available For Sale (dollars in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Treasury Securities	$504	$495	$506	$506	$509	$518
US Government Agencies & Corporations	17,360	17,143	6,013	6,004	10,499	10,629
Mortgage-backed securities (CMO)	134,455	131,050	159,576	158,722	38,094	38,492
State & political subdivisions	44,477	44,977	31,504	32,783	33,415	35,148
Equity securities	6	11	6	9	6	11

Total Investment Securities	$196,802	$193,676	$197,605	$198,024	$82,523	$84,798

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2005. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

	As of December 31, 2005
Investment Maturities - Available For Sale (dollars in thousands)	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$—	—	$495	3.16%	$—	—	$—	—	$495	3.16%
US Government agencies & corporations	3,958	3.89%	13,185	4.39%	—	—	—	—	17,143	4.27%
Mortgage-backed securities	1,309	4.18%	124,025	4.24%	5,716	4.34%	—	—	131,050	4.25%
State & political subdivsions (1)	5,280	5.66%	11,746	6.45%	23,781	5.93%	4,170	6.29%	44,977	6.07%
Equity securities (2)	—	—	—	—	—	—	11	4.63%	11	4.63%

Total investment securities	$10,547		$149,451		$29,497		$4,181		$193,676

(1)	Yields are not adjusted for the tax benefits of non taxable income
(2)	Equity securities have no stated maturity but have been added to the after ten years, for ease of review.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks totaled $50 million at the end of 2005 and $37 million at the end of 2004. At December 31, 2005, cash and due from banks comprised 5% of total assets, compared to 4% at December 31, 2004. These balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, thus period-end balances are not optimal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balance for both 2005 and 2004 was $38 million. This balance is expected to increase as we add branches in the future.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization included in occupancy and equipment expense was $3.0 million for the year ended December 31, 2005 as compared to $2.9 million during 2004. Depreciation on equipment leased to others is reflected in other operating costs. The following premises and equipment table reflects the balances by major category of fixed assets:

	As of December 31,
	2005			2004			2003
Premises & Equipment (dollars in thousands)	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value
Land	$2,054	$—	$2,054	$2,045	$—	$2,045	$2,045	$—	$2,045
Buildings	$10,287	$3,543	$6,744	$9,875	$3,177	$6,698	$9,802	$2,807	$6,995
Leasehold Improvements	$4,847	$1,568	$3,279	$3,675	$1,332	$2,343	$3,054	$1,127	$1,927
Construction in progress	$416	$—	$416	$11	$—	$11	$8	$—	$8
Furniture and Equipment	$18,949	$13,387	$5,562	$17,881	$11,247	$6,634	$15,875	$10,036	$5,839

Total	$36,553	$18,498	$18,055	$33,487	$15,756	$17,731	$30,784	$13,970	$16,814

The net book value of the Company’s premises and equipment increased by $324,000 in 2005, due mainly to the capitalized costs associated with building and outfitting the new Reedley branch and remodeling another branch, although these costs were largely offset by the net increase in accumulated depreciation on furniture and equipment. The net book value of the Company’s aggregate premises and equipment was 1.7% of total assets at December 31, 2005, 1.8% at December 31, 2004, and 2.1% at December 31, 2003.

Other Assets

Other assets increased by $4.1 million, or 8%, during 2005, and were about 5% of total assets at the end of both 2005 and 2004. The balance increase in 2005 is attributable to the following: the net cash surrender value of BOLI increased by $2.8 million, due to an additional $1.9 million investment made in August 2005 plus earnings for the year; our investment in tax credit funds increased by $1.9 million, due to an additional $3 million commitment less pass-through losses recognized during the year; we committed to a $1 million investment in the Central Valley Fund, a small business investment company formed to provide mezzanine capital primarily to small and mid-sized businesses in the Central Valley; and our restricted stock balance declined $1.7 million, due to a $1.1 million reduction in FHLB stock in conjunction with our reduced FHLB borrowings and the $570,000 write-down of our investment in Diversified Holdings Corporation.

As noted above, the Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, Diversified Holdings Corporation (“DHC”), California Economic Development Lending Initiative, and the FHLB. The largest of these investments is the Company’s $4.5 million investment in FHLB stock. This investment fluctuates from time to time based on the Company’s borrowing activity at the Federal Home Loan Bank, and as noted earlier declined in 2005 due to a drop borrowings related to the leverage strategy. And, as noted previously, the Company’s investment in DHC was written down during 2005. DHC is owned primarily by a consortium of California bank holding companies, none of which holds voting shares in excess of 5% of the total voting stock of DHC. DHC was the holding company for certain title insurance companies that were all sold during 2005. The current carrying value of $430,000 is equivalent to the amount of sale proceeds that we ultimately expect to collect.

The other assets category also includes low-income housing tax credit funds, which lower the Company’s tax liability through direct tax credits as well as partnership operating losses. Pass-through partnership losses from tax credit funds are charged against the Company’s investment in such funds, thus the investment has been written down from its original total of $10.0 million to $8.8 million at December 31, 2004. Even taking losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on these investments over the expected 15-year life is around 11%, although no guarantee can be provided that this level of return will ultimately be realized.

As noted, the other assets category includes an aggregate $19.7 million investment in bank-owned life insurance at December 31, 2005. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The costs of certain benefit plans added by the Company in 2002 and 2005 are “funded” with BOLI income, but even net of the accruals for expected expenses associated with these benefit plans the BOLI is projected to have an annualized tax-equivalent return of around 8%. No assurance can be given that this return will be fully realized every year, though.

At December 31, 2005, a $5.3 million net deferred tax asset is also an element of the Company’s other assets. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes; therefore, the Company’s deferred tax assets typically exceeds its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Deposits

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin. The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the propensity of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances. The Company’s community-oriented deposit gathering activities, however, seem to have engendered a base of local customers who tend to display more brand loyalty and thus are less likely to leave the Company than might otherwise be expected.

The Company’s total deposits grew by $73 million, or 10% during 2005, and by $58 million, or 9% during 2004. During 2005, core deposits, which include all deposits except brokered deposits and time deposits issued in denominations of $100,000 or more, increased by $31 million, or 5%. That net increase includes a $31 million drop in money market deposit accounts resulting from migration to higher-rate jumbo time deposits, and excluding money market deposits, other core deposits increased by $62 million, or 13%. The average balance per core deposit account was about $11,000 at the end of 2005, approximately the same as at the end of 2004. Core deposit accounts increased by 2,700 in number in 2005, a 5% increase. The increase in customers and accounts was generated by marketing campaigns specifically targeting retail deposit products, and by more intense cross-selling efforts in the Company’s branches. We are focused on sustaining the momentum in core customer deposit growth in order to let brokered deposits roll off as they mature, although no assurance can be given that the Company will achieve this objective.

As noted above, during 2005 money market accounts declined by $31 million, or 22%, while jumbo time deposits increased by $42 million, or 31%. Money market accounts fell to 13% of total deposits at the end of 2005 from 19% at the end of 2004, while jumbo time deposits increased to 22% of total deposits from 18%. Despite this migration into a higher-cost deposit category, a favorable volume shift is evident in non-interest demand deposits, which increased to 35% of total deposits at December 31, 2005 from 32% at the end of December 2004. Non-interest demand deposit balances increased by $47 million, or 20%, in 2005. NOW and savings accounts increased by a combined $10 million, or 8%.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2005 was as follows:

	As of December 31, 2005
Deposit Maturity Distribution (dollars in thousands)	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total
Time Certificates of Deposits < $100,000	$49,001	$27,597	$24,012	$7,143	$1,174	$108,927
Other Time Deposits > $100,000	$131,066	$23,568	$16,566	$4,072	$987	$176,259

TOTAL	$180,067	$51,165	$40,578	$11,215	$2,161	$285,186

In addition to deposit liabilities obtained in local markets, the Company provides a cash management product to its commercial business customers. This product group is categorized as a non-deposit “sweep” account. At December 31, 2005, the Company’s balance sheet includes $27 million in repurchase agreements in short-term borrowings (see next section), secured by pledged investments held segregated from the Company’s securities portfolio, that represent such sweep accounts. At December 31, 2004, the Company’s financial statements reflected approximately $24 million in repurchase agreements. Due to their overnight nature, the cost of these sweep accounts has generally been lower than the Company’s interest rates for longer-term funds. It is anticipated that this product will remain an important aspect of the Company’s service capacity.

Other Borrowings

The Company utilizes other short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances. In addition, short-term borrowings may be used to purchase additional investments, or when additional liquidity is required to support higher customer cash utilization. Short-term borrowings principally include overnight fed funds purchased, advances from the Federal Home Loan Bank of San Francisco (FHLB), and securities sold under repurchase agreements which were described more fully in the previous section. The details of these borrowings for the years 2005, 2004, and 2003 are presented below:

Short-term Borrowings	2005	2004	2003
Repurchase Agreements (dollars in thousands)
Balance at December 31	$26,791	$24,187	$13,647
Average amount outstanding	$28,772	$23,782	$14,938
Maximum amount outstanding at any month end	$31,038	$27,394	$17,980
Average interest rate for the year	0.38%	0.32%	0.63%

Fed funds purchased (dollars in thousands)
Balance at December 31	$—	$—	$—
Average amount outstanding	$690	$1,003	$423
Maximum amount outstanding at any month end	$10,600	$5,900	$10,600
Average interest rate for the year	4.06%	1.10%	1.65%

Short Term Borrowings (dollars in thousands)
Balance at December 31	$41,070	$43,800	$19,615
Average amount outstanding	$25,357	$18,038	$7,405
Maximum amount outstanding at any month end	$56,900	$43,800	$34,324
Average interest rate for the year	3.25%	1.57%	1.15%

In addition to short-term borrowings, the Company had $46 million in long-term borrowings on its balance sheet at December 31, 2005, down from $75 million at December 31, 2004. The long-term borrowings represent secured advances from the FHLB pursuant to the leverage strategy, and declined due to planned leverage strategy runoff. Original maturities on these borrowings range from one year up to five years.

Capital Resources

At December 31, 2005, the Company had total shareholders’ equity of $78.8 million, comprised of $12.2 million in common stock, $68.4 million in retained earnings, and a $1.8 million accumulated other comprehensive loss. Total shareholders equity at the end of 2004 was $71.1 million. Net income has provided $39.9 million in capital over the last three years, of which $11.3 million or approximately 28% was distributed in dividends. While the retention of earnings has been the Company’s main source of capital since 1982, the Company has also issued a total of $30 million in trust preferred securities through its unconsolidated wholly-owned subsidiaries, Sierra Capital Trust I and Sierra Statutory Trust II. Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

The Company paid cash dividends totaling $4.4 million, or $0.45 per share in 2005, and $3.5 million, or $0.37 per share in 2004, representing 33% of the prior year’s earnings for 2005 and 34% for 2004. The Company anticipates paying future dividends of around 30% to 35% of the prior year’s net earnings, which is within the range of typical peer payout ratios, however no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Our Tier 2 Capital includes preferred stock, the amount of trust preferred securities not includible in Tier 1 Capital, and the allowance for loan losses, subject to certain limitations. (For a more detailed definition, see “Item 1, Business-Supervision and Regulation – Capital Adequacy Requirements” herein.)

At December 31, 2005, the Company had a total capital to risk-weighted assets ratio of 13.5%, a Tier 1 risk based capital ratio of 12.0%, and a leverage ratio of 9.9%. These are all higher than previous year-end ratios of 13.3% total capital to risk-weighted assets, a Tier 1 risk based capital ratio of 11.3%, and a leverage ratio of 9.2%. Note 13 of the Notes to the Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. At December 31, 2005, on a stand-alone basis the Bank had a total risk-based capital ratio of 12.5%, a Tier 1 risk-based capital ratio of 11.3%, and a leverage capital ratio of 9.3%. As of the end of 2005, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause the either the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

Liquidity and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of on-balance sheet liquidity. Over-abundant balance sheet liquidity can negatively impact the interest margin.

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in the communities in its service area and which have, historically, been a very stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s net loan to deposit ratio decreased slightly to 89.5% at the end of 2005 from 92.4% at the end of 2004, due to a deposit growth rate that exceeded the rate of loan growth during 2005.

We also monitor the Company’s liquidity position and net non-core funding dependence ratios, among others, with policy guidelines of “above 10%” and “below 35%”, respectively. The liquidity position ratio is defined as net cash, non-pledged investment securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. This ratio was 18.6% at the end of December 2005, and 17.0% at the end of December 2004. The net non-core funding dependence ratio is simply non-core liabilities less short-term investments, divided by long-term assets. It was 31.2% at December 31, 2005 and 31.1% at December 31, 2004.

The unpledged portion of the Company’s investment portfolio is an integral component of liquidity management due to the relative ease with which many bonds can be sold. There were $30 million in unpledged marketable investments at the end of 2005 that could be sold for liquidity purposes if necessary. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs. Along with available investment balances, sources of balance sheet liquidity include $50 million in cash and due from banks, $18 million in the guaranteed portion of SBA loans, and $20 million in the net cash surrender value of BOLI. Standby funding sources include a formal secured borrowing line with the Federal Home Loan Bank that has availability of $82 million based on the current level of pledged real estate assets, informal unsecured short-term liquidity lines for overnight fed funds with certain correspondent banks totaling $88 million, and a $2.4 million secured line at the Federal Reserve Discount Window.

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

The Company uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit the projected change in net interest income relative to the stable rate scenario for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. While we do not expect current rates to fall significantly, our simulations assume that we would limit movement in the Bank of the Sierra Prime Rate in this scenario, as has been done in the past. As of December 31, 2005, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	5,098	-$	3,126	-$	1,105	$450	$761	$1,392
% Change		-9.14%		-5.60%		-1.98%	+0.81%	+1.36%	+2.50%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, net interest income over the next twelve months would likely be $3.1 million, or 5.6%, lower than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $761,000, or 1.4%, higher than net interest income in a flat rate scenario. According to these simulations the Company is asset sensitive over a one year time frame, which is supported by fact the Company has, in the past, seen erosion in its interest margin as rates are declining while benefiting in a rising rate environment.

The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates are currently close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s yields on earning assets continue to fall, creating significant compression in the Company’s net interest margin. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. Economic values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios is dependent upon the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline, while fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios. The longer the maturity of the financial instrument, the greater the impact a given rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are also projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.

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

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in EVE (in $000’s)	-$20,204	-$11,341	-$2,730	-$2,490	-$7,291	-$11,624
% Change	-9.90%	-5.56%	-1.34%	-1.22%	-3.57%	-5.70%

The drop in EVE as rates increase is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that $530 million in non-maturity deposits are assumed to run off at the rate of 10% per year. Our net interest income simulations are dynamic rather than static, and thus incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, more than offset the increase in the value of fixed-rate loans.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2005 and 2004, and the results of its operations, changes in its stockholders’ equity, and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sierra Bancorp and Subsidiary’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006, expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors

Sierra Bancorp and Subsidiary

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity and cash flows of Sierra Bancorp and subsidiary for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Sierra Bancorp and subsidiary for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

January 23, 2004

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS
Cash and due from banks	$50,147	$36,735
Investment securities available-for-sale	193,676	198,024
Loans and leases, net of allowance for loan and lease losses of $9,330 in 2005 and $8,842 in 2004	729,780	686,157
Premises and equipment, net	18,055	17,731
Operating leases, net	2,113	2,057
Other real estate	533	2,524
Goodwill	5,544	5,544
Other assets	52,838	48,711

Total assets	$1,052,686	$997,483

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$282,451	$235,732
Interest bearing	533,220	506,971

Total deposits	815,671	742,703

Short-term borrowings	67,861	67,987
Long-term borrowings	46,000	75,000
Subordinated debentures	30,928	30,928
Other liabilities	13,463	9,730

Total liabilities	973,923	926,348

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares authorized; 9,723,320 and 9,649,258 shares issued and outstanding in 2005 and 2004, respectively	12,221	8,829
Retained earnings	68,382	62,060
Accumulated other comprehensive (loss) income, net of taxes of $1,287 in 2005 and $(173) in 2004	(1,840)	246

Total shareholders’ equity	78,763	71,135

Total liabilities and shareholders’ equity	$1,052,686	$997,483

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share data)

	2005	2004	2003
Interest income:
Interest and fees on loans and leases	$55,966	$45,600	$39,347
Interest on investment securities:
Taxable	6,526	5,042	1,501
Exempt from federal tax	1,507	1,312	1,553
Interest on Federal funds sold and interest-bearing
Deposits	136	54	47
Other	238	149	159

Total interest income	64,373	52,157	42,607

Interest expense:
Interest on deposits	8,684	5,411	5,918
Interest on borrowings	2,463	1,737	186
Interest on subordinated debentures	2,185	1,348	770

Total interest expense	13,332	8,496	6,874

Net interest income	51,041	43,661	35,733

Provision for loan and lease losses	3,150	3,473	3,105

Net interest income after provision for loan and lease losses	47,891	40,188	32,628

Non-interest revenue:
Service charges on deposit accounts	5,575	5,900	5,844
Gain on sale of loans	523	330	267
Credit card fees	817	704	671
Checkcard fees	696	534	480
(Loss) Gain on sales and calls of investment securities available-for-sale	(394)	19	118
Increase in cash surrender value of life insurance	792	487	926
Other income	1,011	1,814	1,556

Total non-interest income	9,020	9,788	9,862

Other operating expense:
Salaries and employee benefits	15,648	13,919	13,886
Occupancy and equipment expense	6,022	6,003	5,214
Other	10,964	9,534	8,643

Total non-interest expense	32,634	29,456	27,743

Income before income taxes	24,277	20,520	14,747

Provision for income taxes	8,083	7,174	4,383

Net income	$16,194	$13,346	$10,364

Earnings per share
Basic	$1.66	$1.41	$1.12

Diluted	$1.56	$1.31	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except share data)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2003	9,251,844	$2,815	$48,594	$1,878	$53,287

Comprehensive income:
Net income			10,364		10,364
Net change in unrealized gain on investment securities available-for-sale, net of tax				(539)	(539)

Comprehensive income					9,825

Exercise of stock options	172,858	1,741			1,741
Stock repurchase	(101,200)	(43)	(1,488)		(1,531)
Cash dividends - $.36 per share			(3,346)		(3,346)

Balance, December 31, 2003	9,323,502	4,513	54,124	1,339	59,976

Comprehensive income:
Net income			13,346		13,346
Net change in unrealized gain on investment securities available-for-sale, net of tax				(1,093)	(1,093)

Comprehensive income					12,253

Exercise of stock options and related Tax benefit	429,156	4,340			4,340
Stock repurchase	(103,400)	(24)	(1,904)		(1,928)
Cash dividends - $.37 per share			(3,506)		(3,506)

Balance, December 31, 2004	9,649,258	8,829	62,060	246	71,135

Comprehensive income:
Net income			16,194		16,194
Net change in unrealized gain on investment securities available-for-sale, net of tax				(2,086)	(2,086)

Comprehensive income					14,108

Exercise of stock options and related tax benefit	319,762	3,598			3,598
Stock repurchase	(245,700)	(206)	(5,471)		(5,677)
Cash dividends - $.45 per share			(4,401)		(4,401)

Balance, December 31, 2005	9,723,320	$12,221	$68,382	$(1,840)	$78,763

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$16,194	$13,346	$10,364
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan and lease losses	3,150	3,473	3,105
Amortization of investment security premiums/discounts, net	1,286	1,337	836
Net increase (decrease) in deferred loan fees	973	(439)	692
Depreciation and amortization	3,179	3,016	2,415
(Gain) Loss on disposal of fixed assets	(17)	145	47
FHLB stock dividend	(224)	(137)	(71)
Loss (Gain) on sales and calls of investment securities available-for-sale, net	394	(19)	(32)
Loss (Gain) on other investments	(66)		(86)
Gain on sale of other real estate	(127)	(110)	(175)
Gain on sale of loans	(523)	(330)	(267)
Write down of other real estate owned	616	100	550
Deferred income tax (benefit) credit	361	587	(1,530)
Net increase in cash surrender value of life insurance policies	(792)	(601)	(1,068)
Net decrease in loans held-for-sale	961	73	140
Net decrease (increase) in other assets	(471)	(9,556)	135
Net increase in other liabilities	3,733	1,474	630

Net cash provided by operating activities	28,627	12,359	15,685

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(60,210)	(165,590)	(44,409)
Proceeds from sales, calls and maturities of investment securities available-for-sale	20,964	16,432	18,944
Proceeds from principal repayments of investment securities available-for-sale	38,435	32,758	22,858
Net (increase) decrease in FHLB stock	1,314	(4,053)	155
Loan and lease originations, net	(48,285)	(85,768)	(103,144)
Purchases of premises and equipment, net	(3,542)	(4,658)	(3,175)
Proceeds from sale of other real estate	1,586	1,012	1,192
Purchase of cash surrender value of life insurance	(1,911)

Net cash used in investing activities	(51,649)	(209,867)	(107,579)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from financing activities:
Net increase in demand, interest-bearing and savings deposits	$26,128	$71,472	$56,789
Net increase (decrease) in time deposits	46,840	(13,246)	21,983
Net (decrease) increase in short-term borrowings	(126)	34,724	13,939
Net (decrease) increase in long-term borrowings	(29,000)	75,000
Proceeds from issuance of subordinated debentures		15,464
Dividends paid	(4,401)	(3,506)	(3,346)
Stock repurchased	(5,677)	(1,928)	(1,531)
Stock options exercised	2,670	3,221	1,283

Net cash provided by financing activities	36,434	181,201	89,117

Net increase (decrease) in cash and cash equivalents	13,412	(16,307)	(2,777)

Cash and cash equivalents, beginning of year	36,735	53,042	55,819

Cash and cash equivalents, end of year	$50,147	$36,735	$53,042

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$12,926	$7,932	$6,876
Income taxes	$4,565	$10,965	$4,526

Non-cash investing activities:
Real estate acquired through foreclosure	$101	$744	$2,302
Net change in unrealized gains on investment securities available-for-sale	$(2,708)	$(1,856)	$(916)

Non-cash financing activities:
Tax benefit from stock options exercised	$928	$1,119	$458

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

The Bank operates nineteen full service branch offices and two credit centers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) was a consolidated subsidiary of the Bank until its dissolution in the fourth quarter of 2005. The REIT was formed in June 2002, with the primary business purpose of investing in the Bank’s real-estate related assets. The trust was capitalized in August 2002, whereby the Bank exchanged real-estate related assets for 100% of the common stock of the REIT. In the fourth quarter of 2005, the Bank came to the conclusion that the REIT was not fulfilling the purpose intended nor did it appear likely that it ever would. In November 2005, upon approval of the Bank’s board of directors and the REIT’s board of trustees, the REIT was dissolved. This dissolution did not have a material impact on the Financial Operations of the Company, nor is it expected to have any impact going forward.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2005. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

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

Loans and Leases

Loans and leases are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans and leases over the contractual life of the loan using both the effective interest and straight line method.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2005, 2004 and 2003 regarding these representations and warranties.

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

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill is evaluated periodically for impairment rather than amortized. The adoption of this pronouncement replaced the amortization of goodwill with an annual impairment test. There was no impairment recognized for the years ended December 31, 2005, 2004, and 2003.

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

Stock-Based Compensation

At December 31, 2005, the Company has one stock-based compensation plan, the Bank of the Sierra 1998 Stock Option Plan, which was assumed by the Company in 2001 and is described more fully in Note 12. The Company accounts for this plan under the recognition measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

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

	2005	2004	2003
Net income, as reported	$16,194	$13,346	$10,364
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	209	191	298

Pro forma net income	$15,985	$13,155	$10,066

Basic earnings per share - as reported	$1.66	$1.41	$1.12
Basic earnings per share - pro forma	$1.64	$1.39	$1.08

Diluted earnings per share - as reported	$1.56	$1.31	$1.03
Diluted earnings per share - pro forma	$1.54	$1.29	$1.00

Weighted average fair value of options granted	$6.32	$4.56	$3.64

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2005	2004	2003
Dividend yield	2.01%	2.18%	2.30%
Expected volatility	29.85%	30.44%	29.64%
Risk-free interest rate	4.06%	3.70%	3.00%
Expected option life	6 years	6 years	6 years

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

Recent Accounting Pronouncements

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3). This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment, thereby retaining the accretable yield on the loan as adjusted. This SOP also prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of this new standard did not have a material impact on the Company’s financial statements.

On December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that stock-based compensation transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation will be required to use the “modified prospective” method, whereby they must recognize equity compensation cost from the beginning of the period in which the recognition provisions are first applied as if the fair value method had been previously used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. For public companies, the effective date of this statement is for interim and annual periods beginning after June 15, 2005. However, SEC release No. 33-8568 allows registrants to delay implementation until the beginning of their first fiscal year after June 15, 2005, meaning January 1, 2006 for the Company. The Company has been disclosing the impact of this accounting methodology pursuant to previously accepted accounting principles, and expects that the impact upon implementation in 2006 will continue to be a similar level of reduction in net income.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) to provide guidance on SFAS No. 123R. SAB No. 107 provides the SEC staff’s view regarding the valuation of share-based payment arrangements for public companies. In particular, SAB No. 107 provides guidance related to share-based payment transactions with non-employees, the transition from non public to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS No. 123R, the modification of employee share options prior to the adoption of SFAS No. 123R and disclosure in Management’s Discussion and Analysis subsequent to adoption of SFAS No. 123R. The guidance of SAB No. 107 will not have a material impact on the financial condition or operating results of the Company.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At the June 29, 2005 FASB Board meeting, the Board agreed to issue FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will replace the guidance previously set forth in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP effectively eliminates the accounting guidance provided in EITF 03-1 in favor of existing impairment recognition guidance under SFAS No. 115, SAB No. 59, APB No. 18, and EITF Topic D-44. The FSP is for periods beginning after September 15, 2005, but its adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued Statement of Accounting Standards No. 154 (“SFAS 154”) Accounting Changes and Error Corrections. This statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The adoption of this accounting standard is not expected to have a material impact on the Company’s financial statements.

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated market value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$504	$	$(9)	$495
U.S. Government agencies	17,360		(217)	17,143
Obligations of states and political subdivisions	44,477	586	(86)	44,977
U.S. Government agencies collateralized by mortgage obligations	134,455	59	(3,464)	131,050
Other securities	6	5		11

	$196,802	$650	$(3,776)	$193,676

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
U.S. Treasury securities	$506	$2	$(2)	$506
U.S. Government agencies	6,013	3	(12)	6,004
Obligations of states and political subdivisions	31,504	1,316	(37)	32,783
U.S. Government agencies collateralized by mortgage obligations	159,576	292	(1,146)	158,722
Other securities	6	3		9

	$197,605	$1,616	$(1,197)	$198,024

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

Net unrealized (losses) and gains on investment securities available-for-sale totaling $(3,126,000) and $419,000 are recorded, net of $1,287,000 and $173,000 in tax assets and liabilities, as accumulated other comprehensive income within shareholders’ equity at December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of securities available for sale amounted to $15,026,000, $5,903,000, and $5,495,000, respectively. Gross realized gains amounted to $13,000, $23,000, and $158,000, respectively. Gross realized losses amounted to $407,000, $4,000, and $40,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $166,000, $(8,000), and $(49,000), respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

At December 31, 2005 and 2004, the Company had 146 and 83 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2005
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2	$200	$7	$295
U.S. Government agencies	177	15,188	40	1,955
Obligations of states and political subdivisions	50	5,924	36	1,653
U.S. Government agencies collateralized by mortgage obligations	564	30,835	2,900	89,204

	$793	$52,147	$2,983	$93,107

	December 31, 2004
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2	$301	$	$
U.S. Government agencies	12	3,996
Obligations of states and political subdivisions	27	2,320	10	426
U.S. Government agencies collateralized by mortgage obligations	1,096	129,749	50	3,323

	$1,137	$136,366	$60	$3,749

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

Interest rates tend to fluctuate in cycles, where periods of low rates are followed by periods of rising rates. Although still relatively low, interest rates have been rising since the middle of 2004. As interest rates on securities of comparable remaining maturities rise, the market values of fixed-rate instruments decline, resulting in unrealized losses. Although every possible measure is taken to reduce the amount of unrealized loss relative to the advantages of additional yield achieved on an investment, these reductions in market value are inevitable. Given that rates have been historically low for the past few years, investments made within this low rate environment are likely to experience extended periods of unrealized losses as interest rates increase.

Despite the unrealized loss position of these securities, the Company has concluded, as of December 31, 2005, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: 1) whether the securities are issued by the federal government or its agencies, 2) whether downgrades by bond rating agencies have occurred, 3) industry analyst reports, and 4) the intent and ability of the Company to hold the securities to maturity.

The amortized cost and estimated market value of investment securities available-for-sale at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated Amortized Cost	Market Value
	(Dollars in thousands)
Maturing within one year	$9,274	$9,238
Maturing after one year through five years	25,383	25,426
Maturing after five years through ten years	23,557	23,781
Maturing after ten years	4,127	4,170

	62,341	62,615

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	134,455	131,050
Other securities	6	11

	$196,802	$193,676

Investment securities available-for-sale with amortized costs totaling $166,938,000 and $177,680,000 and estimated market values totaling $163,504,000 and $177,217,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2005 and 2004, respectively (see Note 8).

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2005	2004
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$363,094	$336,065
Secured by residential properties	128,735	126,241
Secured by farm land	45,353	37,648
Held for sale	0	440

Total real estate	537,182	500,394

Commercial and industrial	98,077	97,810
Agricultural	9,898	13,146
Small Business Administration loans	24,190	21,547
Consumer	51,006	48,992
Credit card	10,869	10,897
Direct financing leases	10,138	3,490

	741,360	696,276

Deferred loan and lease origination fees, net	(2,250)	(1,277)
Allowance for loan and lease losses	(9,330)	(8,842)

	$729,780	$686,157

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of year	$8,842	$6,701	$5,939
Provision for loan and lease losses	3,150	3,473	3,105
Losses charged to allowance	(3,974)	(1,771)	(2,594)
Recoveries	1,312	439	251

Balance, end of year	$9,330	$8,842	$6,701

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

the Company believes the borrower will eventually overcome those circumstances and make full restitution. Loans and leases are charged off when they are deemed to be uncollectible, while recoveries are generally recorded only when cash payments are received subsequent to the charge-off. OREO consists of properties acquired by foreclosure or similar means that management intends to offer for sale.

The recorded investment in loans and leases that were considered to be impaired (nonaccrual loans and leases) totaled $309,000 and $2,148,000 at December 31, 2005 and 2004, respectively. The related allowance for loan and lease losses on these impaired loans and leases at December 31, 2005 and 2004 was $21,000 and $358,000, respectively.

The average recorded investment in impaired loans and leases during 2005, 2004 and 2003 was $2,456,000, $3,783,000 and $5,584,000, respectively. Interest income on impaired loans and leases is recognized on a cash basis and was not significant for the years ended December 31, 2005, 2004 and 2003, respectively. Interest foregone on these nonaccrual loans and leases since being placed on nonaccrual status totaled $327,000, $994,000 and $1,214,000 at December 31, 2005, 2004 and 2003, respectively.

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8).

Salaries and employee benefits totaling $3,443,000, $3,528,000 and $2,372,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2005, 2004 and 2003, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2005, 2004 and 2003, mortgage loans were sold without retention of related servicing.

The Bank’s servicing portfolio at December 31, 2005 and 2004 totaled $17,379,000 and $23,544,000, respectively. At December 31, 2005, loans were principally serviced for one investor.

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost, consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Land	$2,054	$2,045
Buildings and improvements	10,287	9,875
Furniture, fixtures and equipment	18,949	17,881
Leasehold improvements	4,847	3,675

	36,137	33,476
Less accumulated depreciation and amortization	18,498	15,756

Construction in progess	416	11

	$18,055	$17,731

Depreciation and amortization included in occupancy and equipment expense totaled $2,974,000, $2,858,000 and $2,391,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Accrued interest receivable	$5,100	$4,218
Deferred tax assets	5,292	3,644
Prepaid taxes	1,616	4,482
Investment in limited partnerships	11,710	9,818
Federal Home Loan Bank stock, at cost	4,493	5,584
Cash surrender value of officer life insurance policies	19,684	16,841
Other	4,943	4,124

	$52,838	$48,711

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2005 in the amount of approximately $4,215,000. Such amounts are included in other liabilities on the consolidated balance sheet.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, Diversified Holding Corporation (“DHC”), California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $4.5 million dividend-yielding investment in FHLB stock. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB.

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2005	2004
Savings	$71,901	$68,192
Money market	107,045	137,545
NOW accounts	69,088	62,887
Time, $100,000 or more	176,259	134,722
Time, under $100,000	108,927	103,625

	$533,220	$506,971

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2006	$271,810
2007	7,759
2008	3,456
2009	1,415
2010	461
Thereafter	285

$285,186

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Savings	$383	$320	$227
Money market	821	894	1,377
NOW accounts	63	55	53
Time, $100,000 or more	4,861	2,354	2,293
Time, under $100,000	2,556	1,788	1,968

	$8,684	$5,411	$5,918

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2005		2004
	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased and repurchase agreements	$26,791.54%		$24,187.35%
Overnight Federal Home Loan
Bank advances	22,070	4.05%	18,800	2.04%
Federal Home Loan Bank advances	19,000	2.09%	25,000	2.35%

	$67,861		$67,987

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS (Continued)

The Company had fixed-rate, long-term debt of $46,000,000 with the Federal Home Loan Bank at December 31, 2005 which matures through 2009. The contractual maturities of long-term debt are as follows (dollars in thousands).

Year Ending December 31,	Amount	Weighted Average Rate
2007	$19,000	2.59%
2008	22,000	3.01%
2009	5,000	3.32%

	$46,000

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $68,000,000 and $39,000,000 at December 31, 2005 and 2004, respectively, at interest rates which vary with market conditions. There were no borrowings outstanding under these lines of credit at December 31, 2005 and 2004, respectively.

The Company had overnight borrowings of $22,070,000 and $18,800,000 outstanding from the Federal Home Loan Bank at December 31, 2005 and 2004, respectively.

At December 31, 2005, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $104,041,000 secured by qualifying first mortgage loans and $6,866,000 secured by government agencies.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. Repurchase agreements totaled $26,791,000 and $24,187,000 at December 31, 2005 and 2004, respectively. The dollar amount of GNMA Mortgage-Backed securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2005 and 2004, these securities had market values of $37,313,000 and $31,686,000 and amortized costs of $38,118,000 and $31,714,000, respectively.

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Federal:
Current	$5,198	$3,967	$4,548
Deferred	702	812	(1,215)

	5,900	4,779	3,333

State:
Current	2,518	2,620	1,365
Deferred	(335)	(225)	(315)

	2,183	2,395	1,050

	$8,083	$7,174	$4,383

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Allowance for loan losses	$3,923	$3,965
Deferred compensation	1,957	1,623
Accrued reserves	486	158
Other real estate	445	165
Unrealized loss on securities available-for-sale	1,287	0
Other	696	579

Total deferred tax assets	8,794	6,490

Deferred tax liabilities:
Premises and equipment	(1,538)	(1,535)
Deferred Loan Costs	(1,727)	(1,159)
Unrealized gain on securities available-for-sale	0	(172)
Other	(237)	(152)

Total deferred tax liabilities	(3,502)	(3,018)

Net deferred tax assets	$5,292	$3,472

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Income tax expense at Federal statutory rate	$8,497	$7,182	$5,161
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	1,656	1,167	960
Tax exempt income	(498)	(607)	(844)
Affordable housing tax credits	(1,339)	(1,082)	(587)
Other	(233)	514	(307)

	$8,083	$7,174	$4,383

Effective tax rate	33.3%	35.0%	29.7%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

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

Sierra Capital Trust I (“Trust”) and Sierra Statutory Trust II, (“Trust II”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital on a pro forma basis. At December 31, 2005, $26,868,000 of trust preferred securities qualified as Tier 1 capital, with another $3,132,000 qualifying as Tier 2 capital.

During the fourth quarter of 2001, Sierra Capital Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by the Trust in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS. These Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures issued by Sierra Capital Trust I mature on December 8, 2031, bear a current interest rate of 8.42% (based on 6-month LIBOR plus 3.75%), with repricing and payments due semi-annually. These Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any June 8th or December 8th on or after December 8, 2006. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of those Subordinated Debentures on December 8, 2031.

Holders of the TRUPS are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2005 of 8.42%. For each successive 6-month period beginning on June 8 of each year, the rate will be adjusted to equal the 6-month LIBOR plus 3.75%; provided, however, that prior to December 8, 2006, such annual rate does not exceed 11.00%. The Trust has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 7.25% (based on 3-month LIBOR plus 2.75%), with repricing and payments due quarterly.

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

Holders of TRUPS II are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2005 of 7.25%. For each successive period beginning on March 17 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 2.75%; provided, however, that prior to March 17, 2009, such annual rate does not exceed 11.00%. The Trust II has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS II issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS II.

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $744,000, $658,000 and $583,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments on noncancelable operating leases are as follows:

Year Ending December 31,
2006	$812,000
2007	884,000
2008	821,000
2009	741,000
2010	741,000
Thereafter	2,688,000

$6,687,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2005 and 2004 were $8,231,000 and $5,364,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Financial Instruments With Off-Balance-Sheet Risk

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments consist of commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.

The Bank’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2005	2004
Commitments to extend credit	$270,608	$215,566
Standby letters of credit	$16,630	$19,842
Credit card commitments	$45,906	$41,880

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest. At December 31, 2005, the bank had $8,200,000 in fixed rate commitments and $262,408,000 in variable rate commitments. Standby letters of credit are issued by the Bank to guarantee the performance of a customer to a third party and are made at variable rates of interest. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Credit card commitments represent available balances on credit cards which are unsecured and made at fixed rates of interest.

Concentration in Real Estate Lending

At December 31, 2005, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 72% of the Company’s loans were real estate related. Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectibility.

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

Share Repurchase Plan

During 2005 and 2004, the Company had in effect a stock repurchase plan authorizing the purchase of up to 250,000 shares of its common stock. During the years ended December 31, 2005 and 2004, the Company repurchased 245,700 and 103,400 shares at a total cost of $5,676,000 and $1,929,000, respectively. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows (dollars in thousands):

	For the Year Ended December 31,
	2005	2004	2003
Basic Earnings Per Share
Net income	$16,194	$13,346	$10,364

Weighted average shares outstanding	9,763,896	9,482,201	9,288,908

Basic earnings per share	$1.66	$1.41	$1.12

Diluted Earnings Per Share
Net income	$16,194	$13,346	$10,364

Weighted average shares outstanding	9,763,896	9,482,201	9,288,908
Effect of dilutive stock options	593,899	684,101	729,188

Weighted average diluted shares outstanding	10,357,795	10,166,302	10,018,096

Diluted earnings per share	$1.56	$1.31	$1.03

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

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

A summary of the activity of the Plan follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,378,322	$8.61	1,803,278	$8.11	1,947,536	$7.82

Exercised	(319,762)	$8.35	(429,156)	$7.51	(172,858)	$7.42
Granted	143,000	$22.16	60,000	$16.13	82,000	$13.99
Canceled	(58,600)	$13.36	(55,800)	$8.80	(53,400)	$8.99

Outstanding, end of year	1,142,960	$10.14	1,378,322	$8.61	1,803,278	$8.11

Exercisable, end of year	851,560	$8.13	1,063,922	$8.12	1,363,478	$7.89

A summary of options outstanding at December 31, 2005 follows:

Exercise Price	Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable December 31, 2005
$ 6.43	429,623	5.8	369,423
$ 9.00	441,337	2.9	432,937
$ 9.89	12,200	6.8	5,800
$10.05	16,000	6.3	8,800
$10.36	10,800	7.0	2,400
$10.86	16,200	7.3	4,600
$13.85	11,000	7.3	4,400
$15.50	8,000	8.3	1,600
$15.63	29,000	7.5	11,600
$15.65	10,800	8.5	1,200
$16.56	19,000	8.8	3,800
$16.61	13,000	8.0	5,000
$ 21.80	36,000	9.0	0
$22.74	30,000	9.3	0
$22.83	25,000	9.8	0
$23.34	35,000	9.6	0

	1,142,960		851,560

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2005 and 2004.

In addition, as of December 31, 2005 and 2004, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands).

	2005		2004
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$101,927	9.9%	$88,988	9.2%
Minimum regulatory requirement	$41,313	4.0%	$38,680	4.0%

Bank of the Sierra	$95,791	9.3%	$62,895	8.5%
Minimum requirement for “Well-Capitalized” institution	$51,435	5.0%	$48,230	5.0%
Minimum regulatory requirement	$41,148	4.0%	$38,584	4.0%

Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$101,927	12.0%	$88,988	11.3%
Minimum regulatory requirement	$33,962	4.0%	$31,388	4.0%

Bank of the Sierra	$95,791	11.3%	$81,814	10.5%
Minimum requirement for “Well-Capitalized” institution	$50,693	6.0%	$46,843	6.0%
Minimum regulatory requirement	$33,795	4.0%	$31,228	4.0%

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$114,527	13.5%	$104,352	13.3%
Minimum regulatory requirement	$67,923	8.0%	$62,777	8.0%

Bank of the Sierra	$105,259	12.5%	$90,793	11.6%
Minimum requirement for “Well-Capitalized” institution	$84,489	10.0%	$78,071	10.0%
Minimum regulatory requirement	$67,591	8.0%	$62,457	8.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2005, the maximum amount available for dividend distribution under this restriction was approximately $30,000,000.

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $1,996,000 and $1,186,000, and was 40.8% and 27.2% funded for the years ended December 31, 2005 and 2004, respectively. In addition, the Company provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $431,000 and $473,000 and was previously fully funded for the years ended December 31, 2005 and 2004, respectively. Benefits paid to former executives of SNB under this plan totaled $81,000 and $95,000 for the years ended December 31, 2005 and 2004. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries. The expense recognized under these arrangements totaled $1,040,000, $501,000 and $545,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS (Continued)

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $18,531,000 and $15,983,000 at December 31, 2005 and 2004, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related expense was not material for the years ended December 31, 2005, 2004 and 2003. In connection with this plan, life insurance policies were purchased with cash surrender values totaling $1,153,000 and $858,000 at December 31, 2005 and 2004, respectively, which are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 70% in 2005, 2004 and 2003, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $412,000, $378,000 and $333,000 to the Plan in 2005, 2004 and 2003, respectively.

15.	NON-INTEREST REVENUE

The major grouping of non interest revenue on the consolidated income statements includes several specific items: service charges on deposit accounts, gain on sale of loans, credit card fees, checkcard fees, (loss) gain on sales and calls of investment securities available for sale, and increase in cash surrender value of life insurance.

Non interest revenue also includes one general category of other income of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Included in other income:
Loss on tax credit investment	$(1,092)	$(469)	$(556)
Loss on write down of Restricted Stock	(570)	0	0

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2005	2004	2003
Professional fees	$2,645	$2,038	$2,028
Data processing	1,194	1,087	1,095
Advertising and promotion	1,524	1,241	1,117
Deposit services	1,303	1,168	1,054
Stationery and supplies	683	673	650
Telephone and data communication	846	766	700
Loan and credit card processing	1,519	1,329	934
Other	1,250	1,232	1,065

	$10,964	$9,534	$8,643

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

Balance, January 1, 2005	$2,384

Disbursements	15,618
Amounts repaid	(14,769)

Balance, December 31, 2005	$3,233

Undisbursed commitments to related parties, December 31, 2005	$4,584

Deposits from related parties held by the Bank at December 31, 2005 and 2004 amounted to $2,802,000 and $3,268,000 respectively.

18.	OTHER COMPREHENSIVE INCOME

Other comprehensive income or loss consisted of the following (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(3,939)	$1,621	$(2,318)
Plus: reclassification adjustment for net realized losses included in net income	394	(162)	232

Total other comprehensive loss	$(3,545)	$1,459	$(2,086)

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	OTHER COMPREHENSIVE INCOME (Continued)

For the Year Ended December 31, 2004

Other comprehensive loss:
Unrealized holding losses	$(1,837)	$771	$(1,104)
Less: reclassification adjustment for net realized gains included in net income	19	(8)	11

Total other comprehensive loss	$(1,856)	$(763)	$(1,093)

For the Year Ended December 31, 2003

Other comprehensive loss:
Unrealized holding losses	$(1,034)	$425	$(609)
Less: reclassification adjustment for net realized gains included in net income	118	(48)	70

Total other comprehensive loss	$(916)	$377	$(539)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2005 and 2004:

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

Deposits: The fair values for demand deposits and other non-maturity deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis using interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2005		December 31, 2004
	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$50,147	$50,147	$36,735	$36,735
Investment securities available for sale	193,676	193,676	198,024	198,024
Loans and leases, net	729,780	737,594	686,157	690,702
Cash surrender value of life insurance policies	19,684	19,684	16,841	16,841
Other investments	4,869	4,869	5,584	5,584
Investment in limited partnership	10,726	10,726	9,818	9,818
Accrued interest receivable	5,100	5,100	4,218	4,218

Financial liabilities:
Deposits	$815,671	$814,068	$742,703	$741,975
Short-term borrowings	67,861	67,721	67,987	65,224
Long-term borrowings	46,000	44,422	75,000	73,757
Subordinated debentures	30,928	31,620	30,928	31,780
Limited partnership capital commitment	3,323	3,323	2,205	2,205
Accrued interest payable	1,459	1,459	1,053	1,053

Off-balance-sheet financial instruments:
Commitments to extend credit	$270,608	$270,608	$215,566	$215,566
Standby letters of credit	16,630	16,630	19,842	19,842
Credit card commitments	45,906	45,906	41,880	41,880

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
ASSETS
Cash and due from banks	$6,252	$10,571
Investment in bank subsidiary	99,495	87,604
Investment in Trust subsidiaries	928	928
Investment in other securities	430	1,000
Other assets	2,795	2,071

Total assets	$109,900	$102,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$209	$111
Subordinated debentures	30,928	30,928

Total liabilities	31,137	31,039

Shareholders’ equity:
Common stock	12,221	8,829
Retained earnings	68,382	62,060
Accumulated other comprehensive (loss) income, net of taxes	(1,840)	246

Total shareholders’ equity	78,763	71,135

Total liabilities and shareholders’ equity	$109,900	$102,174

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$4,410	$3,504	$3,426
Other operating income	4

Total income	4,414	3,504	3,426

Expenses:
Interest on subordinated debentures	1,985	1,410	770
Other expenses	1,642	349	526

Total expenses	3,627	1,759	1,296

Income before income taxes	787	1,745	2,130

Income tax benefit	(1,428)	(679)	(466)

Income before equity in undistributed income of subsidiary	2,215	2,424	2,596

Equity in undistributed income of subsidiary	13,979	10,922	7,768

Net income	$16,194	$13,346	$10,364

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$16,194	$13,346	$10,364
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(13,979)	(10,922)	(7,768)
Increase in other assets	775	(199)	(893)
Increase (decrease) in other liabilities	97	(42)	72

Net cash provided by operating activities	3,087	2,183	1,775

Cash flows from investing activities:
Investment in bank subsidiary		(8,000)
Investment in Sierra Statutory Trust II		(464)
Proceeds from (investment in) other securities			40

Net cash provided by (used in) investing activities	0	(8,464)	40

Cash flows from financing activities:
Proceeds from the issuance of subordinated debentures			15,464
Proceeds from exercise of stock options	2,670	4,343	1,741
Common stock repurchase and retirement	(5,677)	(1,929)	(1,531)
Dividends paid	(4,399)	(3,506)	(3,346)

Net cash (used in) provided by financing activities	(7,406)	14,372	(3,136)

Net (decrease) increase in cash and cash equivalents	(4,319)	8,091	(1,321)

Cash and cash equivalents, beginning of year	10,571	2,480	3,801

Cash and cash equivalents, end of year	$6,252	$10,571	$2,480

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2005 and 2004 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2005 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$17,383	$16,976	$15,355	$14,659
Interest expense	3,924	3,499	3,078	2,831

Net interest income	13,459	13,477	12,277	11,828

Provision for loan and lease losses	800	450	900	1,000
Non-interest income	2,215	2,751	2,487	2,659
Non-interest expense	8,305	8,178	8,507	8,736

Net income before taxes	6,569	7,600	5,357	4,751

Provision for taxes	2,233	2,754	1,606	1,490

Net income	$4,336	$4,846	$3,751	$3,261

Diluted earnings per share	$.42	$.47	$.36	$.31
Cash dividend per share	$.12	$.11	$.11	$.11

	2004 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$14,312	$13,476	$12,417	$11,952
Interest expense	2,511	2,274	2,102	1,609

Net interest income	11,801	11,202	10,315	10,343

Provision for loan and lease losses	800	1,000	773	900
Non-interest income	2,197	2,732	2,719	2,609
Non-interest expense	8,048	6,995	7,347	7,535

Net income before taxes	5,150	5,939	4,914	4,517

Provision for taxes	1,819	1,996	1,988	1,371

Net income	$3,331	$3,943	$2,926	$3,146

Diluted earnings per share	$.32	$.39	$.29	$.31
Cash dividend per share	$.10	$.09	$.09	$.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13(a)–15(e) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Sierra Bancorp and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sierra Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders equity and cash flows for the years then ended and our report dated March 13, 2006 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 13, 2006

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Code of Ethics

The Company has adopted a code of ethics applicable to all of its officers, directors and employees, including its principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics was included as an exhibit to the Form 10-K filed with the SEC on March 14, 2005. Furthermore, the Company intends to fully disclose any waiver from, or amendment to, any provision of its code of ethics.

Other Information Concerning Directors and Executive Officers

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2006 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2005 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005, with respect to options outstanding and available under our 1998 Stock Option Plan, which is our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	1,142,960	$10.14	628,864

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Transactions” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Accountants - Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.10	Split Dollar Agreement for Kenneth R. Taylor

10.11	Split Dollar Agreement for Kenneth E. Goodwin

10.12	Split Dollar Agreement for James C. Holly

10.13	Split Dollar Agreement for Charlie C. Glenn

10.14	Director Retirement Agreement for Howard Smith

10.15	Director Retirement Agreement for Robert Tienken

10.16	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich

10.17	Director Retirement Agreement and Split dollar Agreement for Robert Fields

10.18	Director Retirement Agreement and Split dollar Agreement for Gordon Woods

10.19	Director Retirement Agreement and Split dollar Agreement for Morris Tharp

10.20	Director Retirement Agreement and Split dollar Agreement for Albert Berra

10.21	Director Retirement Agreement and Split dollar Agreement for Gregory Childress

10.22	401 Plus Non-Qualified Deferred Compensation Plan

10.23	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (5)

10.24	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (5)

10.25	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (5)

11	Statement of Computation of Per Share Earnings (6)

14	Code of Ethics (7)

21	Subsidiaries of Sierra Bancorp (8)

Exhibit No.	Description
23.1	Consent of Vavrinek, Trine, Day & Co., LLP

23.2	Consent of Perry-Smith LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(6)	Computation of earnings per share is incorporated herein by reference to Note 12 of the Financial Statements.
(7)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 24, 2004 and incorporated herein by reference.

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

Dated: March 13, 2006	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
James C. Holly
President and Chief Executive Officer

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albert L. Berra Albert L. Berra	Director	March 13, 2006

/s/ Gregory A. Childress Gregory A. Childress	Director	March 13, 2006

/s/ Robert L. Fields Robert L. Fields	Director	March 13, 2006

/s/ James C. Holly James C. Holly	Director	March 13, 2006

/s/ Vincent L. Jurkovich Vincent L. Jurkovich	Director	March 13, 2006

/s/ Morris A. Tharp Morris A. Tharp	Chairman of the Board	March 13, 2006

/s/ Robert H. Tienken Robert H. Tienken	Director	March 13, 2006

/s/ Gordon T. Woods Gordon T. Woods	Director	March 13, 2006

/s/ Kenneth R. Taylor Kenneth R. Taylor	Senior Vice President & Chief Financial Officer	March 13, 2006