Form 10-Q
period 2006-03-31
SIERRA BANCORP
filed 2006-05-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Large accelerated filer  ☐                    Accelerated filer  ☑                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐    NO  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,776,780 shares outstanding as of May 1, 2006

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and due from banks	$41,627	$50,147
Federal Funds Sold	—	—

Total Cash & Cash Equivalents	41,627	50,147
Securities available for sale	197,495	193,676
Loans and leases:
Gross loans and leases	795,041	741,360
Allowance for loan and lease losses	(10,297)	(9,330)
Deferred loan and lease fees, net	(2,933)	(2,250)

Net Loans and Leases	781,811	729,780
Restricted stock	7,517	5,299
Premises and equipment, net	18,128	18,055
Operating leases, net	2,966	2,113
Other real estate	—	533
Accrued interest receivable	5,536	5,100
Other assets	47,150	47,983

TOTAL ASSETS	$1,102,230	$1,052,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$280,866	$282,451
Interest bearing demand	75,718	69,088
Savings	72,406	71,901
MMDA’s	112,008	107,045
TDOA’s, IRA’s & KEOGH’S	22,923	22,480
Time deposits < $100,000	89,629	90,639
Time deposits > $100,000	154,615	172,067

Total Deposits	808,165	815,671
Federal funds purchased and repurchase agreements	24,428	26,791
Short Term Borrowings	96,800	41,070
Long Term Borrowings	46,000	46,000
Accrued interest payable	2,153	1,459
Other liabilities	11,402	12,004
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,019,876	973,923

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,769,880 and 9,723,320 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	12,894	12,221
Retained earnings	71,564	68,382
Accumulated other comprehensive income	(2,104)	(1,840)

TOTAL SHAREHOLDER’S EQUITY	82,354	78,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,102,230	$1,052,686

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2006	For the Quarter Ended March 31, 2005
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$7	$26
US Treasury securities	4	4
US Gov’t agencies	187	60
State and political subdivisions	475	334
Mortgage-backed securities	1,424	1,557
Loans and leases, including fee income	15,922	12,678

Total interest income	18,019	14,659
INTEREST EXPENSE:
Interest on deposits	3,077	1,677
Interest on borrowed funds	1,463	1,154

Total interest expense	4,540	2,831
Net Interest Income	13,479	11,828
Provision for loan losses	1,050	1,000

Net Interest Income after Provision for Loan Losses	12,429	10,828
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,476	1,258
Gains on sales of loans	—	527
Other	1,327	874

Total other operating income	2,803	2,659
OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,191	4,066
Occupancy expense	1,548	1,497
Other	2,844	3,173

Total other operating expenses	8,583	8,736

INCOME BEFORE PROVISION FOR INCOME TAXES	6,649	4,751
Provision for income taxes	2,199	1,490

NET INCOME	$4,450	$3,261

Other comprehensive (loss), unrealized (loss) on securities available for sale, net of income taxes	(265)	(1,408)
COMPREHENSIVE INCOME	$4,185	$1,853

PER SHARE DATA
Book value	$8.43	$7.49
Cash dividends	$0.13	$0.11
Earnings per share basic	$0.46	$0.34
Earnings per share diluted	$0.43	$0.31
Average shares outstanding, basic	9,752,930	9,723,454
Average shares outstanding, diluted	10,271,219	10,386,027

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$4,450	$3,261
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	—	(527)
Loss (Gain) on sale of other real estate	18	(39)
Writedown to OREO	133	260
Expense for options granted under 123(R)	101	—
Provision for loan losses	1,050	1,000
Depreciation and amortization	834	791
Net amortization on securities premiums and discounts	205	358
Decrease (Increase) in unearned net loan fees	683	(54)
Increase in cash surrender value of life insurance policies	(185)	(157)
Proceeds from sales of loans held for sale	—	32,648
Originations of loans held for sale	—	(31,802)
(Increase) Decrease in interest receivable and other assets	(1,413)	392
Increase in other liabilities	263	1,028
Tax benefit from equity based compensation	(171)	—

Net cash provided by operating activities	5,968	7,159

Cash Flows from Investing Activities
Maturities of securities available for sale	413	1,785
Proceeds from sales/calls of securities available for sale	65	—
Purchases of securities available for sale	(11,394)	(14,729)
Principal paydowns on securities available for sale	6,387	9,215
(Increase) Decrease in loans receivable, net	(53,764)	12,555
Purchases of premises and equipment, net	(1,760)	(363)
Proceeds from sales of other real estate	399	69

Net cash (used in) provided by investing activities	(59,654)	8,532

Cash Flows from Financing Activities
(Decrease) Increase in deposits	(7,506)	26,390
Increase (Decrease) in borrowed funds	55,730	(28,800)
(Decrease) Increase in repurchase agreements	(2,363)	4,533
Cash dividends paid	(1,268)	(1,070)
Stock repurchased	—	(214)
Stock options exercised	402	1,157
Tax benefit from equity based compensation	171	—

Net cash provided by financing activities	45,166	1,996

(Decrease) Increase in cash and due from banks	(8,520)	17,687
Cash and Cash Equivalents
Beginning of period	50,147	36,735

End of period	$41,627	$54,422

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. We currently operate twenty full service branch offices throughout this geographic footprint. The Bank’s two newest branches opened in Reedley in December 2005 and Bakersfield in February 2006, and our next branch is expected to open in the city of Delano in the third quarter of 2006. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2005 have been reclassified to be consistent with the reporting for 2006. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

On December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that stock-based compensation transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation are required to use the “modified prospective” method, whereby they must recognize equity compensation cost from the beginning of the period in which the recognition provisions are first applied as if the fair value method had been previously used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As allowed by SEC release no. 33-8568, the Company began expensing unvested stock options commencing January 1, 2006. The impact was an increase of $100,000 in first quarter 2006 pre-tax compensation expense. In prior periods, the Company disclosed the pro-forma impact of this accounting methodology pursuant to previously accepted accounting principles.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2006 and 2005, cash paid for interest due on interest-bearing liabilities was $3.8 million and $1.9 million, respectively. There was no cash paid for income taxes during the three months ended March 31, 2006, or for the three months ended March 31, 2005. There was no real estate acquired in the settlement of loans for the three months ended March 31, 2006 or the three months ended March 31, 2005. There were no loans made to finance the sale of other real estate for the three months ended March 31, 2006 or the three months ended March 31, 2005.

Note 5 – Stock Based Compensation

The Company’s stock-based employee compensation plan, the 1998 Stock Option Plan, was assumed from Bank of the Sierra in August 2001 in conjunction with the Company’s acquisition of all of the outstanding shares of the Bank. Until the adoption of Statement 123(R) on January 1, 2006, the 1998 Stock Option Plan was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, and no stock-based employee compensation expense was reflected in net income since all options granted under this plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, pro-forma adjustments to the Company’s consolidated net earnings and earnings per share have been disclosed as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The Company is currently using the Black-Scholes model to value stock options. The “multiple option” approach is used to allocate the resulting valuation to actual expense commencing in 2006, and to pro-forma expense for disclosure purposes for periods prior to that. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. The following table illustrates the pro-forma effect on net income and earnings per share for the first quarter of 2005:

For the 3-month period ended: March 31, 2005
Net income, as reported (in $000’s)	$3,261
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	45

Pro forma net income (in $000’s)	$3,216

Basic earnings per share - as reported	$0.34
Basic earnings per share - pro forma	$0.33
Diluted earnings per share - as reported	$0.31
Diluted earnings per share - pro forma	$0.31
Weighted average fair value of options granted during period	$6.18
Assumptions for determining fair values:
Dividend yield	1.95%
Projected stock price volatility	30.03%
Risk-free interest rate	3.80%
Expected option term (from option date)	5.8 years

There were no stock options granted by the Company in the first quarter of 2006. Pursuant to the provisions of Statement 123(R), a total of $100,000 was reflected in the Company’s income statement during the first quarter of 2006 as pre-tax compensation expense related to outstanding and unvested stock options.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. There were 9,752,930 weighted average shares outstanding during the first quarter of 2006, and 9,723,454 during the first quarter of 2005. Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive transactions and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2006, the dilutive effect of options outstanding totaled 518,289 shares, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2005, shares totaling 662,573 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the 3-month period ended:
	March 31, 2006	March 31, 2005
Net income	$4,450	$3,261
Other comprehensive (loss)/income:
Unrealized holding (loss)/gain	(502)	(2,392)
Less: reclassification adjustment	0	0

Pre-tax other comprehensive (loss)/income	(502)	(2,392)
Less: tax impact of above	(237)	(984)

Net other comprehensive (loss)/income	(265)	(1,408)

Comprehensive income	$4,185	$1,853

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2006	December 31, 2005
Commitments to extend credit	$300,062	$270,608
Standby letters of credit	$17,820	$16,630
Commercial letters of credit	$12,023	$0
Credit card commitments	$46,322	$45,906

Commitments to extend credit consist primarily of unfunded single-family residential construction loans and home equity lines of credit, and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Bank to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Bank’s commitment to pay a third party on behalf of a customer upon fulfillment of contractually-specified requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Credit card commitments represent available balances on credit cards and are unsecured.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include but are not limited to the possibility of deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and risks associated with the multitude of current and future laws and regulations to which the Company is and will be subject.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; loan origination costs, which are estimated in the aggregate by loan type based on an annual evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on changes in the market capitalization of the Company; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Net income for the quarter ended March 31, 2006 was $4.5 million compared with $3.3 million for the quarter ended March 31, 2005, an improvement of 36%. Basic and diluted earnings per share for the first quarter of 2006 were $0.46 and $0.43, compared to $0.34 and $0.31 for the first quarter of 2005. The Company’s annualized return on average equity was 22.46% and annualized return on average assets was 1.70% for the quarter ended March 31, 2006, compared to a return on equity of 18.32% and return on assets of 1.32% for the quarter ended March 31, 2005. The primary drivers behind the variance in net income for the first quarter of 2006 relative to the first quarter of 2005 are as follows:

•	Net interest income increased by $1.7 million, or 14%, due mainly to the addition of $63 million in average loans and a 42 basis point net interest margin gain.

•	Service charges on deposits were up by $218,000, or 17%, due to new charges for higher-risk accounts.

•	There was no loan sale income in the first quarter of 2006 since no loans were sold, but $21 million in mortgage loans were sold in March 2005 at a $527,000 gain.

•	Other non-interest income increased by $453,000, or 52%, due to increases in various components of core operating income and because of a prior-year charge of $330,000 to write down our investment in Diversified Holdings, a title insurance holding company.

•	Despite two additional branches, salaries and benefits expense and occupancy expense each increased by only 3%. The expense recognized for salaries and benefits was not as great as expected in part because of an increase in deferred salaries related to loan originations and a decline in the cost of benefits, and reduced maintenance and repair costs had a beneficial impact on occupancy expense.

•	Other operating expenses fell by a combined $329,000, or 10%, primarily because of a $273,000, or 55%, drop in advertising and marketing costs, although much of the marketing expense decline is due to timing issues and these costs are likely to escalate later in the year.

FINANCIAL CONDITION SUMMARY

The Company’s total assets were slightly over $1.10 billion at March 31, 2006, an increase of $50 million, or 5%, over total assets of $1.05 billion at December 31, 2005. The most significant characteristics of and changes in the Company’s balance sheet during the first quarter of 2006 are outlined below:

•	Gross loan and lease balances increased by $54 million, or 7%, ending the quarter at $795 million. The increase was mostly organic growth resulting from strong loan demand in our service areas.

•	Overall, nonperforming assets remain at nominal levels, ending the quarter unchanged at 0.11% of gross loans plus other real estate owned (“OREO”). Non-accruing loans increased slightly, but the Company’s single remaining OREO property at year-end 2005 was sold in March 2006 and the OREO balance at the end of the first quarter was zero.

•	Total time deposits fell by $18 million during the quarter due mainly to the loss of a single account, and non-interest demand deposits were down by about $2 million. On the other hand, NOW, savings, and money market deposits increased by a combined $12 million.

•	Short-term borrowings from the Federal Home Loan Bank increased by $56 million to compensate for the overall drop in deposits and to fund loan growth.

EARNINGS PERFORMANCE

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the first quarter of 2006 was $13.5 million compared to $11.8 million in the first quarter of 2005, an increase of $1.7 million, or 14%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

The following Distribution, Rate and Yield table shows, for the periods noted, the average balance of each principal balance sheet category and the amount of interest income or interest expense associated with that category. This table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest bearing liabilities, and the net interest margin.

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended March 31, 2006 (a) (b) (f)			For the Quarter Ended March 31, 2005 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$793	$7	3.58%	$4,145	$26	2.54%
Taxable	$148,301	$1,615	4.42%	$166,014	$1,621	3.96%
Non-taxable	$48,001	$475	6.17%	$33,121	$334	6.20%
Equity	$11	$—	0.00%	$8	$—	0.00%

Total Investments	$197,106	$2,097	4.84%	$203,288	$1,981	4.30%

Loans and Leases:(c)
Agricultural	$8,813	$189	8.70%	$11,573	$198	6.94%
Commercial	$129,161	$2,900	9.11%	$121,341	$2,189	7.32%
Real Estate	$548,360	$11,314	8.37%	$496,892	$9,038	7.38%
Consumer	$52,031	$1,165	9.08%	$49,397	$977	8.02%
Consumer Credit Cards	$7,770	$210	10.96%	$8,725	$221	10.27%
Direct Financing Leases	$9,659	$144	6.05%	$3,207	$55	6.96%
Other	$315	$—	0.00%	$1,647	$—	0.00%

Total Loans and Leases	$756,109	$15,922	8.54%	$692,782	$12,678	7.42%

Total Interest Earning Assets (e)	$953,215	$18,019	7.78%	$896,070	$14,659	6.71%

Other Earning Assets	$5,548			$7,048
Non-Earning Assets	$102,466			$95,775

Total Assets	$1,061,229			$998,893

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$67,614	$16	0.10%	$65,825	$15	0.09%
Savings Accounts	$70,758	$91	0.52%	$69,784	$91	0.53%
Money Market	$111,482	$387	1.41%	$131,599	$214	0.66%
TDOA’s, IRA & KEOGH’s	$22,672	$158	2.83%	$22,191	$98	1.79%
Certificates of Deposit<$100,000	$90,131	$732	3.29%	$84,056	$402	1.94%
Certificates of Deposit>$100,000	$173,656	$1,693	3.95%	$141,719	$857	2.45%

Total Interest Bearing Deposits	$536,313	$3,077	2.33%	$515,174	$1,677	1.32%
Borrowed Funds:
Federal Funds Purchased	$14,192	$167	4.77%	$695	$4	2.33%
Repurchase Agreements	$25,838	$36	0.57%	$27,554	$24	0.35%
Short Term Borrowings	$36,285	$290	3.24%	$26,289	$161	2.48%
Long Term Borrowings	$46,000	$330	2.91%	$75,000	$466	2.52%
TRUPS	$30,928	$640	8.39%	$30,928	$499	6.54%

Total Borrowed Funds	$153,243	$1,463	3.87%	$160,466	$1,154	2.92%

Total Interest Bearing Liabilities	$689,556	$4,540	2.67%	$675,640	$2,831	1.70%

Demand Deposits	$277,247			$239,870

Other Liabilities	$14,079			$11,207

Shareholders’ Equity	$80,347			$72,176
Total Liabilities and Shareholders’ Equity	$1,061,229			$998,893

Interest Income/Interest Earning Assets			7.78%			6.71%
Interest Expense/Interest Earning Assets			1.93%			1.28%

Net Interest Income and Margin(d)		$13,479	5.85%		$11,828	5.43%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $478 thousand and $466 thousand for the quarters ended March 31, 2006 and 2005.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance times prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended March 31, 2006 over 2005 Increase (decrease) due to
	Volume	Rate	Rate/Volume	Net
Assets:
Investments:
Federal funds sold / Due from time	$(21)	11	(9)	$(19)
Taxable	$(173)	187	(20)	$(6)
Non-taxable(1)	$150	(6)	(3)	$141
Equity	$—	—	—	$—

Total Investments	$(44)	$192	$(32)	$116

Loans and Leases:
Agricultural	$(47)	50	(12)	$(9)
Commercial	$141	536	35	$711
Real Estate	$936	1,214	126	$2,276
Consumer	$52	129	7	$188
Consumer Credit Cards	$(24)	14	(1)	$(11)
Direct Financing Leases	$110	(7)	(14)	$89
Other	$—	—	—	$—

Total Loans and Leases	$1,168	$1,936	$141	$3,244

Total Interest Earning Assets	$1,123	$2,128	$109	$3,360

Liabilities
Interest Bearing Deposits:
NOW	$—	1	—	$1
Savings Accounts	$1	(1)	—	$—
Money Market	$(33)	243	(37)	$173
TDOA’s & IRA’s	$2	57	1	$60
Certificates of Deposit < $100,000	$29	281	20	$330
Certificates of Deposit ≥ $100,000	$193	525	118	$836

Total Interest Bearing Deposits	$192	$1,106	$102	$1,400

Borrowed Funds:
Federal Funds Purchased	$78	4	81	$163
Repurchase Agreements	$(1)	14	(1)	$12
Short Term Borrowings	$61	49	19	$129
Long Term Borrowings	$(180)	72	(28)	$(136)
TRUPS	$—	141	—	$141

Total Borrowed Funds	$(42)	$280	$71	$309

Total Interest Bearing Liabilities	$150	$1,386	$173	$1,709

Net Interest Margin/Income	$973	$742	$(64)	$1,651

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $973,000 to net interest income in the first quarter of 2006 relative to the first quarter of 2005. Favorable changes in interest rates supplemented this amount by $742,000, and the combined rate/volume variance was a negative $64,000. The positive volume variance is mainly due to growth in average interest-earning assets without significant corresponding growth in interest-bearing liabilities, as can be seen in the Distribution, Rate & Yield table.

Average interest-earning assets were $57 million higher in the first quarter of 2006 than in the first quarter of 2005, an increase of 6%. The increase was due to growth of $63 million, or 9%, in average loan balances, slightly offset by a decline of $6 million, or 3%, in average investment balances. Average non-interest assets were about 10% of average total assets in the first quarters of both 2006 and 2005; however, the average balance of demand deposits, other liabilities, and shareholders’ equity increased to 35% of average assets from 32%. Average demand deposits grew by $37 million, or 16%, other liabilities grew by $3 million, or 26%, and shareholders’ equity increased by $8 million, or 11%, all of which exceeded the rate of growth in the aggregate balance sheet. The increase in the relative level of non-interest liabilities and equity contributed to the Company’s profitability by reducing our need to obtain interest-bearing funds, as evidenced by the fact that interest-bearing liabilities increased by only $14 million, or 2%. Note that the volume increase in earning assets added $1.1 million to interest income, while the volume increase in interest-bearing liabilities added only $150,000 to interest expense.

The calculated rate increase for the first quarter of 2006 relative to the first quarter of 2005 is 107 basis points for interest-earning assets and 97 basis points for interest-bearing liabilities. The increase is higher for earning assets because of a relatively high level of variable-rate loans, which have experienced rate increases as the prime rate has risen. The favorable rate increase differential is enhanced by the spread between interest-earning assets and interest-bearing liabilities (otherwise known as the “net interest position”). The Company’s net interest position was $220 million in the first quarter of 2005, the base period for the rate variance calculations, thus the rate increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities and had a relatively larger impact.

The Company’s net interest margin is tax-equivalent net interest income expressed as a percentage of average earning assets, and it is affected by many of the same factors discussed relative to our rate and volume variances. Our net interest margin was 5.85% in the first quarter of 2006 as compared to 5.43% in the first quarter of 2005, an increase of 42 basis points. A substantial portion of the Company’s earning assets are variable-rate loans that re-price immediately when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be slightly asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. This effect has been visible during 2005 and 2006, as the Company’s net interest margin has increased in strong correlation to rising short-term market interest rates.

Our net interest margin was also favorably affected by an increase in the Company’s net interest position. As noted above, in the first quarter of 2005 the net interest position was $220 million, or 22% of average assets, but in the first quarter of 2006 it rose to $264 million, or 25% of average assets. The expansion in the Company’s net interest position was enabled by the combined $48 million increase in average demand deposits, equity, and other liabilities, which was only slightly offset by a $5 million increase in average non-interest assets. A drop of $3.5 million, or 85%, in average nonperforming assets also had a beneficial impact on our net interest margin.

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

For the quarter ended March 31, 2006, the Company’s provision for loan and lease losses was $50,000 greater than the amount provided in the first quarter of 2005, an increase of 5%. Because of robust growth in loans during the first quarter of 2006, the loan loss provision was slightly higher despite the prior-year’s build-up of a specific reserve for a large unsecured loan that was placed on non-accrual status and subsequently charged off prior to year-end. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses”.

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and non-interest expense for the first quarter of 2006 relative to the first quarter of 2005.

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended March 31,
	2006	% of Total	2005	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,476	52.66%	$1,258	47.31%
Other service charges, commissions & fees	$1,071	38.21%	$816	30.69%
Gains on sales of loans	$—	0.00%	$527	19.82%
Loan servicing income	$13	0.46%	$33	1.24%
Bank owned life insurance	$185	6.60%	$253	9.51%
Other	$58	2.07%	$(228)	-8.57%

Total non-interest income	$2,803	100.00%	$2,659	100.00%
As a percentage of average earning assets (2)		1.19%		1.19%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$4,191	48.83%	$4,066	46.54%
Occupancy costs
Furniture & equipment	$817	9.52%	$806	9.23%
Premises	$731	8.52%	$691	7.91%
Advertising and marketing costs	$223	2.60%	$496	5.68%
Data processing costs	$238	2.77%	$298	3.41%
Deposit services costs	$446	5.20%	$304	3.48%
Loan services costs
Loan processing	$62	0.72%	$87	1.00%
ORE owned	$146	1.70%	$222	2.54%
Credit card	$180	2.10%	$146	1.67%
Other operating costs
Telephone & data communications	$199	2.32%	$203	2.32%
Postage & mail	$111	1.29%	$128	1.47%
Other	$470	5.47%	$409	4.68%
Professional services costs
Legal & accounting	$261	3.04%	$351	4.02%
Other professional service	$287	3.34%	$328	3.75%
Stationery & supply costs	$179	2.09%	$145	1.66%
Sundry & tellers	$42	0.49%	$56	0.64%

Total non-interest Expense	$8,583	100.00%	$8,736	100.00%

As a % of average earning assets		3.63%		3.92%
Efficiency Ratio (1)	51.53%		57.78%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect an increase of $144,000, or 5%, in total other operating income for the quarter ended March 31, 2006 relative to the quarter ended March 31, 2005. Total other operating income was 1.19% of average earning assets for both quarters.

Service charges on deposit accounts increased by $218,000, or 17%, primarily because of the implementation of risk-based pricing for certain deposit accounts in September 2005. This resulted in additional fees related to higher-risk business accounts, which added $182,000 to pre-tax income for the first quarter of 2006. Despite significantly higher average transaction account balances, other service charges on deposit accounts increased only minimally because many of the transaction accounts added during the past year are initially free of service charges, and because hard-dollar charges for business accounts on “analysis” have declined as the earnings credit rate for those accounts has increased.

Other service charges, commissions, and fees increased by $255,000, or 31%, due to increases in a variety of categories such as check card interchange fees, bill-pay income, currency order charges, and leasing rental income. For gains on the sale of loans, there were no loans sold in the first quarter of 2006, while the first quarter of 2005 includes a $527,000 gain on the sale of $21 million in residential mortgage loans. Loan servicing income was down since the number of loans being serviced for others continues to decline.

Bank-owned life insurance (BOLI) income declined by $68,000, or 27%. At March 31, 2006 the Company had $18.7 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. This balance includes $2 million of BOLI that was purchased in August of 2005. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, at March 31, 2006 the Company had approximately $1.3 million invested in “separate account” BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These BOLI accounts have returns pegged to participant-directed investment allocations, and are thus subject to loss of principal depending on equity market movements. The decline in BOLI income for the quarter was due in part to slightly lower rates on the Company’s general account BOLI, but was mainly the result of lower returns on separate account BOLI linked to deferred compensation balances.

Other non-interest income includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America. There were no investment gains or losses recorded for either the first quarter of 2006 or the first quarter of 2005. Other non-interest income increased by $286,000 for the quarter, however, due to the $330,000 write-down of the Company’s $1 million investment in Diversified Holdings Corporation, a title insurance holding company, in the first quarter of 2005. That investment was subsequently written down by an additional $240,000 in the fourth quarter of 2005, to the level of expected proceeds from the sale of the primary operating subsidiaries of that company.

Total operating expense (non-interest expense) was $8.6 million for the three months ended March 31, 2006, a decline of $153,000, or 2%, relative to total operating expense of $8.7 million for the same period in 2005. As discussed further below, the decline was largely due to lower marketing expenses. Because of this decline and because average earning assets increased, non-interest expenses fell to 3.6% of average earning assets for the first quarter of 2006 relative to 3.9% in the first quarter of 2005.

The largest component of non-interest expense, Salaries and employee benefits, increased by $125,000, or 3%, for the first quarter of 2006 relative to the first quarter of 2005. Salaries alone increased by $254,000, or 9%, due to the following: Regular annual increases; employee salaries for the new Reedley and Bakersfield Riverlakes branches; and selective staff additions in our back office operations to support branch growth. The increase in salaries would have been greater if not for the increase of $177,000, or 24%, in salaries that are directly related to successful loan originations and are thus deferred and amortized as an adjustment to loan yields pursuant to FAS 91. This credit against current salaries was higher because of the substantial increase in loan origination activity in the first quarter of 2006. The cost of benefits dropped by $127,000, or 10%, due to lower workers compensation insurance premiums and lower deferred compensation costs. In spite of the minimal increase in aggregate salaries and benefits, they rose to 48.8% of total non-interest expense for the first three months of 2006 from 46.5% in the first three months of 2005, due to the overall decline in total non-interest expense. The Company had 353 full-time equivalent employees at March 31, 2006, and 342 full-time equivalents at March 31, 2005.

Occupancy expense, including furniture and equipment maintenance and depreciation, increased by only $51,000, or 3%, for the first quarter of 2006 relative to the first quarter of 2005. The increase was relatively low due to a drop in costs related to maintenance and repairs. Occupancy expense was 18.0% of total non-interest expense for the first three months of 2006, up from 17.1% for the first three months of 2005, with the increase again caused by the overall decline in non-interest expense.

Perhaps the most notable change in expenses occurred in advertising and marketing costs. Marketing expense decreased $273,000, or 55%, in large part because of the discontinuation of a deposit-oriented marketing campaign that added approximately $125,000 to expenses in the first quarter of 2005. Newspaper, radio, and television advertising was also down by $124,000 for the quarter, although it is expected that these expenses will increase later in the year.

Other sizeable changes in non-interest expenses include OREO expense, other operating costs, legal and accounting costs, and expenses related to other professional services. OREO expenses were $76,000 lower due to a decline in charges to write down OREO properties. With the sale of our final remaining property in the first quarter of 2006, the balance of OREO has been completely eliminated as of March 31, 2006. The “other” category under “other operating costs” is up by $61,000, or 15%, for the first quarter of 2006 compared to the first quarter of 2005, due to higher depreciation expense on operating leases and higher pass-through losses on our increased limited partnership investment in tax credit funds. Lower internal audit costs and lower legal costs contributed to the decline of $90,000, or 26%, in legal and accounting costs. The cost of other professional services was $41,000 lower, mainly because of lower accruals for our directors’ retirement plan.

Because the percentage increase in net interest plus other income was greater than the percentage change in non-interest expense, the Company’s tax-equivalent overhead efficiency ratio declined to 51.5% for the first quarter of 2006 relative to 57.8% for the first quarter of 2005. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. This tax provision was $2.2 million for the first quarter of 2006 and $1.5 million for the first quarter of 2005, representing 33% and 31%, respectively, of pre-tax income for those periods. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of bank-owned life insurance, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Since permanent differences have not increased at the same rate as pre-tax income, much of the $1.9 million increase in pre-tax income is taxable at the Company’s marginal tax rate of approximately 41%. Thus, the provision for income taxes increased slightly as a percentage of pre-tax income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, and overnight fed funds sold. These serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income.

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

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2006		December 31, 2005
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$503	$494	$504	$495
US Gov’t agencies	17,355	17,089	17,360	17,143
Mortgage-backed securities	133,879	129,974	134,455	131,050
State & political subdivisions	49,380	49,929	44,477	44,977
Other equity securities	6	9	6	11

Total Investment Securities	$201,123	$197,495	$196,802	$193,676

The carrying value of the investment portfolio increased by almost $4 million, or 2%, during the first quarter of 2006. Approximately $69 million of the portfolio total at March 31, 2006 represents remaining balances from the $100 million leverage strategy implemented in April 2004. The leverage balances are funded mostly by $65 million in fixed-rate FHLB borrowings obtained at the commencement of the leverage strategy, with short-term FHLB borrowings making up the difference.

During the first quarter of 2006, mortgage-backed securities declined slightly due to prepayments, while the balance of municipal bonds increased as the Company has taken advantage of relative value in that sector. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $168 million at March 31, 2006, and $164 million at December 31, 2005. There were no fed funds sold at either March 31, 2006 or at December 31, 2005, and the Company’s investment in the time deposits of other banks totaled $250,000 at March 31, 2006 and $345,000 at December 31, 2005. Aggregate investments were 18% of total assets at both March 31, 2006 and December 31, 2005.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $795 million at the end of March 2006. This represents an increase of $54 million, or 7%, since December 31, 2005. Net participations purchased account for $11 million of this increase, while the remainder consists of organic growth. While we do not expect to sustain this rate of growth for the remainder of 2006, our current momentum is likely to keep growth at above-average levels relative to historical growth rates at least into the first part of the second quarter. Because of the many variables that ultimately impact loan growth, however, no assurance can be given that anticipated increases in loans will materialize.

A comparative schedule of the distribution of the Company’s loans at March 31, 2006 and December 31, 2005, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31 2006	December 31 2005
Agricultural	$8,642	$9,898
Commercial and industrial	$111,435	$100,545
Real Estate:
Secured by commercial/professional office Properties including construction and development	$378,371	$363,094
Secured by residential properties	$154,792	$128,735
Secured by farmland	$43,939	$45,353

Total Real Estate	$577,102	$537,182
Small Business Administration loans	$26,463	$24,190
Consumer loans	$50,268	$51,006
Consumer Credit Cards	$8,162	$8,401
Direct Financing Leases	$12,969	$10,138

Total Loans and Leases	$795,041	$741,360

Percentage of Total Loans and Leases
Agricultural	1.09%	1.34%
Commercial and industrial	14.02%	13.56%
Real Estate:
Secured by commercial/professional office Properties including construction and development	47.59%	48.98%
Secured by residential properties	19.47%	17.36%
Secured by farmland	5.53%	6.12%

Total Real Estate	72.59%	72.46%
Small Business Administration loans	3.33%	3.26%
Consumer loans	6.32%	6.88%
Consumer Credit cards	1.02%	1.13%
Direct Financing Leases	1.63%	1.37%

Total	100.00%	100.00%

The first category in the table, agricultural production loans, shows a decline of over $1 million, or 13%, although this is considered to be seasonal and these loan balances are expected to increase later in the year. During the first quarter of 2006, commercial and industrial loans reflect a relatively strong increase of $11 million, or 11%, increasing to 14.02% of total loans at the end of the quarter from 13.56% at the end of 2005. Total real estate loans increased by $40 million, or 7%, and within that category loans secured by residential properties increased by $26 million, or 20%. About $10 million of the increase in loans secured by residential properties is from an increase in outstanding balances on home equity lines and equity loans, another $5 million is from growth in residential mortgage loans, and the remainder is in the form of commercial loans where residential real estate was taken as collateral. These loans increased to 19.47% of total loans at March 31, 2006, from 17.36% at December 31, 2005. Other commercial real estate loans increased by $15 million, or 4%, declining slightly as a percentage of total loans since their growth rate was lower than that of the aggregate portfolio.

Direct finance leases experienced significant growth during the first quarter of 2006, increasing by $2.8 million, or 28%. Consumer loans and credit card loans were not actively promoted during the period and thus did not grow. Small Business Administration (SBA) loans increased by $2.3 million, or 9%.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $16 million as of March 31, 2006, compared to $17 million at December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $346 million at March 31, 2006 as compared to $317 million at December 31, 2005, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 44% of gross loans outstanding at March 31, 2006, and 43% as of December 31, 2005. In addition to unused loan commitments, the Company had letters of credit totaling $30 million at March 31, 2006 and $17 million at December 31, 2005. This represents 8% of total commitments as of March 31, 2006, and 5% at December 31 2005.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s nonperforming assets.

Non-performing Assets

(dollars in thousands, unaudited)

	March 31 2006	December 31 2005	March 31 2005
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	$472	$—	$—
Real Estate
Secured by commercial/professional office properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$1,305
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$1,305
Small Business Administration loans	$245	$288	$222
Consumer loans	$158	$21	$74
Consumer Credit cards	$39	$—	$30
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$914	$309	$1,631

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING: (as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$—	$—
Consumer loans	$—	$—	$—
Consumer Credit cards	$—	$—	$—
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$—	$—	$—

TOTAL NONPERFORMING LOANS	$914	$309	$1,631
Other real estate	$—	$533	$2,234

Total nonperforming assets	$914	$842	$3,865

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.11%	0.04%	0.24%
Nonperforming assets as a % of total gross loans and leases and other real estate	0.11%	0.11%	0.56%

Total nonperforming assets were $914,000 at March 31, 2006 relative to $842,000 at December 31, 2005, an increase of $72,000 or 9%. Over the past year, though, nonperforming assets have been reduced by almost $3 million, or 76%, due principally to the sale of a $1.3 million non-accruing note and the elimination of OREO. Nonperforming assets were 0.11% of total gross loans and leases plus OREO at both March 31, 2006 and December 31, 2005, down from 0.56% at March 31, 2005.

Nonperforming loans increased during the first quarter of 2006 primarily because of a $400,000 commercial loan that was placed on non-accrual status during the quarter, but OREO was reduced to zero upon the sale of our last remaining OREO property. The commercial loan that was placed on non-accrual has only negligible collateral, and may be charged off during the second quarter of 2006 depending upon the prospects for collection. Approximately $184,000 of the March 31, 2006 total nonperforming balance in the table above is guaranteed by the U.S. Government. While the current level of nonperforming assets is quite low relative to levels experienced in years past, we recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At March 31, 2006 the allowance for loan and lease losses was $10.3 million, or 1.30% of gross loans, an increase of $967,000 relative to the $9.3 million allowance at December 31, 2005 that was 1.26% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $136,000 at March 31, 2006.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in nonperforming loans, the rate of loan portfolio growth, and other factors. Quantitative factors also incorporate known information about individual loans, including a borrower’s sensitivity to interest rate movements or other quantifiable external factors such as commodity prices or acts of nature (freezes, earthquakes, fires, etc.).

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended March 31 2006	For the Year Ended December 31 2005	For the Quarter Ended March 31 2005
Balances:
Average gross loans and leases outstanding during period	$756,109	$708,002	$692,782

Gross loans and leases outstanding at end of period	$795,041	$741,360	$683,211

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,330	$8,842	$8,842
Provision charged to expense	$1,050	$3,150	$1,000
Charge-offs
Agricultural	$—	$—	$—
Commercial & industrial loans(1)	$84	$2,864	$83
Real estate loans	$—	$—	$—
Consumer loans	$100	$494	$72
Direct Financing Leases	$4	$—	$—
Credit card loans	$82	$400	$66
Overdrafts	$44	$216	$59

Total	$314	$3,974	$280

Recoveries
Agricultural	$2	$747	$3
Commercial & industrial loans(1)	$127	$325	$27
Real estate loans	$—	$2	$2
Consumer loans	$74	$95	$15
Direct Financing Leases	$—	$—	$—
Credit card loans	$14	$88	$23
Overdrafts	$14	$55	$19

Total	$231	$1,312	$89

Net loan charge offs	$83	$2,662	$191

Balance	$10,297	$9,330	$9,651

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.04%	0.38%	0.11%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.30%	1.26%	1.41%
Allowance for Loan Losses to Non-Performing Loans	1126.59%	3019.42%	591.72%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	0.81%	28.53%	1.98%
Net Loan Charge-offs to Provision for Loan Losses	7.90%	84.51%	19.10%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings and by the recovery of previously charged-off balances, and it is reduced by loan charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $50,000 higher in the first quarter of 2006 than in the first quarter of 2005. The Company had net charge-offs of $83,000 against the allowance in the first quarter of 2006, versus $191,000 in the first quarter of 2005. The $2.7 million net charge-off amount shown for the year for 2005 includes a single charge-off of $2.5 million for an unsecured commercial loan, as discussed in greater detail in the Company’s most recently filed Form 10-K.

The Company considers its allowance for loan and lease losses at March 31, 2006 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $42 million at March 31, 2006, a decline of 17% relative to the $50 million balance at December 31, 2005. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $38 million average of cash and due from banks for the first three months of 2006 was the same as average for all of 2005, despite two additional branches. Average cash balances have been well-controlled due to close monitoring and efficient management of branch cash levels. It is expected that as additional branches commence operations in the future, the Company’s balance of cash will increase to meet the needs of those branches.

Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis. The balance of these non-marketable equity securities was $7.5 million at March 31, 2006 and $5.3 million at December 31, 2005, an increase of $2.2 million that was necessitated by our increased level of short-term FHLB borrowings.

Net premises and equipment increased negligibly during the first quarter of 2006, while other assets experienced a slight decline relative to year-end 2005. At March 31, 2006, the Company’s other assets included a $5.5 million net deferred tax asset. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes, therefore the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000.

Overall, deposits declined by $8 million, or 1%, to $808 million at March 31, 2006 from $816 million at December 31, 2005. Among core deposit categories, demand deposits dropped by $2 million, or 1%, NOW accounts grew by $7 million, or 10%, savings account balances increased $505,000, or 1%, money market accounts increased by $5 million, or 5%, and time deposits of less than $100,000 declined by $1 million, or 1%. While the overall drop in deposits is not unusual relative to previous cyclical swings experienced by the Company, management is focused on the decline and is in the process of supplementing the Company’s deposit products with a new money market sweep account and remote deposit capture capabilities, among other things. An officer incentive program specifically targeting demand deposits is also under consideration.

Mainly because of the disintermediation of one large account, total time deposits over $100,000 declined by $17 million, despite an increase of $11 million in brokered time deposits. The Company had a total of $48 million in brokered deposits on its books at March 31, 2006 and $37 million at year-end 2005. Maturities of these deposits are staggered over the next 12 months, and it is expected that they will be replaced with internally-generated branch deposits when possible.

Information concerning average balances and rates paid on deposits by deposit type for the three months ended March 31, 2006 and 2005 is contained in the “Average Rates and Balances” tables appearing above in the section entitled “Net Interest Income and Net Interest Margin.”

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

As of March 31, 2006, FHLB borrowings specifically linked to the leverage strategy discussed above in “Investments” comprised all of the Company’s $46 million in long-term borrowings. In addition, leverage-related funding included $19 million in fixed-rate FHLB borrowings which were obtained at the commencement of the leverage strategy but which matured in April and are thus classified as “short term borrowings”, plus a small balance of frequently-renewed short-term FHLB borrowings.

Short-term borrowings show a $56 million increase during the first quarter of 2006, since short-term and overnight FHLB advances were utilized to make up for the deposit shortfall and to fund loan growth. The Company uses fed funds purchased and short-term FHLB borrowings to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no overnight fed funds purchased on the Company’s books at March 31, 2006. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $24 million at March 31, 2006. While this was $2.4 million lower than the $27 million balance at the end of December 2005, the nature of this product lends itself to frequent fluctuations in balances.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Within this category, the largest changes in the first quarter include accrued interest payable, which increased by $694,000 because of the increase in interest rates, our liability for current taxes, which increased by $718,000, and accrued expenses and other liabilities, which declined by over $1 million as final 2005 expenses were paid and accrual amounts started new for 2006.

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

The Company uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit the projected change in net interest income relative to the stable rate scenario for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of March 31, 2006, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	4,851	-$	2,712	-$919	$321	$468	$969
% Change		-8.32%		-4.65%	-1.58%	0.55%	0.80%	1.66%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, net interest income over the next twelve months would likely be $2.7 million, or 4.7%, lower than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $468,000, or 0.8%, higher than net interest income in a flat rate scenario. According to these simulations the Company is asset sensitive over a one-year time frame, meaning that assets will reprice more quickly than liabilities. This is supported by fact the Company has, in the past, seen erosion in its interest margin when rates have declined but has benefited from rising rates. Our asset sensitivity can be explained in part by fact that approximately half of our loan portfolio consists of variable-rate loans, and another 17% is in the form of adjustable-rate loans. On the other side of the balance sheet, we have a relatively large level of non-interest demand deposits and other non-maturity deposits that are not extremely sensitive to interest rate changes.

The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates are relatively close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s earning asset yields continue to fall, creating significant compression in the Company’s net interest margin. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	-$	19,217	-$	9,802	-$	1,735	-$	3,354	-$	9,561	-$	14,669
% Change		-9.19%		-4.69%		-0.83%		-1.60%		-4.57%		-7.02%

The drop in EVE as rates increase is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that $541 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations are dynamic rather than static and incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, more than offset the increase in the value of fixed-rate loans.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2006, non-pledged securities comprised $29 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, immediately marketable loan balances in the amount of $20 million, and the $20 million net cash surrender value of BOLI on the Company’s books at March 31, 2006. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the

Federal Home Loan Bank. Availability on these lines totaled $176 million at March 31, 2006. An additional $31 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up to $2.4 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 17.8% and 71%, respectively, at March 31, 2006, as compared to internal policy guidelines of greater than 10% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. All of these ratios were within policy guidelines as of March 31, 2006.

CAPITAL RESOURCES

At March 31, 2006, the Company had total shareholders’ equity of $82.4 million, comprised of $12.9 million in common stock, $71.6 million in retained earnings, and a negative $2.1 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2005 was $78.8 million. The $3.6 million increase in shareholders’ equity during the first quarter of 2006 was due primarily to the addition of net earnings, less $1.3 million in dividends paid. However, it also includes a $600,000 increase due to the issuance of shares from exercised stock options, including the tax effect of such exercised options, and a $300,000 decrease in the market value of investment securities (net of the tax impact) which reduced accumulated other comprehensive income by the same amount.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries that have issued an aggregate $30 million in trust-preferred securities. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at March 31, 2006, $28.2 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $1.8 million.

Our first $15 million in trust-preferred securities was issued in November 2001, and becomes callable in December 2006. Because the rate spreads on these securities have declined substantially since our initial issuance, we anticipate exercising the call this December. However, rate spreads for trust-preferred securities hit a record low earlier this year and have since started to gradually rise. Supply/demand issues are likely to cause further widening of spreads, and, after analyzing our options, our Board decided to issue an additional $15 million in trust-preferred securities in advance of the redemption of our first $15 million. While this will temporarily increase our total outstanding balance to $45 million from $30 million, the rate commitment we have received for issuance in June is 235 basis points lower that the rate on the securities issued in November 2001, and approximately 15 to 20 basis points lower than rates currently being offered to other issuers.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)

	March 31, 2006	December 31, 2005	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.12%	13.50%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.77%	12.01%	6.00%
Tier 1 Leverage Ratio	10.14%	9.87%	5.00%
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.10%	12.46%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.96%	11.34%	6.00%
Tier 1 Leverage Ratio	9.45%	9.31%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2006:

	January	February	March
Total shares purchased	None	None	None
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	None	None	None
Maximum number of shares remaining for purchase under a plan or program (1)	78,700	78,700	328,700

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company in the open market from time to time, and that amount was supplemented by 250,000 shares on May 19, 2005 and another 250,000 shares on March 16, 2006.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

Not applicable

ITEM 6: EXHIBITS

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.10	Split Dollar Agreement for Kenneth R. Taylor (9)

10.11	Split Dollar Agreement for Kenneth E. Goodwin (9)

10.12	Split Dollar Agreement for James C. Holly (9)

10.13	Split Dollar Agreement for Charlie C. Glenn (9)

10.14	Director Retirement Agreement for Howard Smith (9)

10.15	Director Retirement Agreement for Robert Tienken (9)

10.16	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (9)

10.17	Director Retirement Agreement and Split dollar Agreement for Robert Fields (9)

10.18	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (9)

10.19	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (9)

10.20	Director Retirement Agreement and Split dollar Agreement for Albert Berra (9)

10.21	Director Retirement Agreement and Split dollar Agreement for Gregory Childress (9)

10.22	401 Plus Non-Qualified Deferred Compensation Plan (9)

10.23	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (5)

10.24	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (5)

10.25	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (5)

11	Statement of Computation of Per Share Earnings (6)

14	Code of Ethics (7)

21	Subsidiaries of Sierra Bancorp (8)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(6)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(7)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 24, 2004 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 9, 2006	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

May 9, 2006	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor Senior Vice President & Chief Financial Officer