Form 10-Q
period 2006-06-30
SIERRA BANCORP
filed 2006-08-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Common stock, no par value, 9,776,487 shares outstanding as of July 31, 2006

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$49,444	$50,147
Federal Funds Sold	300	—

Total Cash & Cash Equivalents	49,744	50,147
Securities available for sale	191,567	193,676
Loans and leases:
Gross loans and leases	835,244	741,360
Allowance for loan and lease losses	(10,526)	(9,330)
Deferred loan and lease fees, net	(3,077)	(2,250)

Net Loans and Leases	821,641	729,780
Restricted stock	8,505	5,299
Premises and equipment, net	18,440	18,055
Operating leases, net	3,028	2,113
Other real estate	—	533
Accrued interest receivable	6,245	5,100
Other assets	49,334	47,983

TOTAL ASSETS	$1,148,504	$1,052,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$272,455	$282,451
Interest bearing demand	64,582	69,088
Savings	68,685	71,901
MMDA’s	133,922	107,045
TDOA’s, IRA’s & KEOGH’S	24,004	22,480
Time deposits < $100,000	89,614	90,639
Time deposits > $100,000	178,067	172,067

Total Deposits	831,329	815,671
Federal funds purchased and repurchase agreements	44,015	26,791
Short Term Borrowings	102,800	41,070
Long Term Borrowings	27,000	46,000
Accrued interest payable	1,765	1,459
Other liabilities	11,742	12,004
Junior subordinated debentures	46,392	30,928

TOTAL LIABILITIES	1,065,043	973,923

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,756,287 and 9,723,320 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	14,177	12,221
Retained earnings	72,906	68,382
Accumulated other comprehensive income	(3,622)	(1,840)

TOTAL SHAREHOLDER’S EQUITY	83,461	78,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,148,504	$1,052,686

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2006	2005	2006	2005
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$10	$48	$17	$74
US Treasury securities	4	4	8	8
US Gov’t agencies	197	114	384	174
State and political subdivisions	515	363	990	697
Mortgage-backed securities	1,388	1,547	2,812	3,104
Loans and leases, including fee income	17,750	13,151	33,672	25,829

Total interest income	19,864	15,227	37,883	29,886
INTEREST EXPENSE:
Interest on deposits	3,489	1,974	6,565	3,651
Interest on borrowed funds	2,255	1,104	3,719	2,258

Total interest expense	5,744	3,078	10,284	5,909
Net Interest Income	14,120	12,149	27,599	23,977
Provision for loan losses	1,049	900	2,099	1,900

Net Interest Income after Provision for Loan Losses	13,071	11,249	25,500	22,077
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,519	1,307	2,994	2,566
Gains on sales of loans	—	(8)	—	518
Other	1,327	1,023	2,421	1,705

Total other operating income	2,846	2,322	5,415	4,789
OTHER OPERATING EXPENSES:
Salaries and employee benefits	3,920	3,753	8,111	7,819
Occupancy expense	1,602	1,499	3,150	2,996
Other	2,688	2,962	5,298	5,943

Total other operating expenses	8,210	8,214	16,559	16,758

INCOME BEFORE PROVISION FOR INCOME TAXES	7,707	5,357	14,356	10,108
Provision for income taxes	2,608	1,606	4,807	3,096

NET INCOME	$5,099	$3,751	$9,549	$7,012

Other comprehensive (loss), unrealized (loss) on securities available for sale, net of income taxes	(1,517)	533	(1,782)	(875)
COMPREHENSIVE INCOME	$3,582	$4,284	$7,767	$6,137

PER SHARE DATA
Book value	$8.55	$7.80	$8.55	$7.80
Cash dividends	$0.13	$0.11	$0.26	$0.22
Earnings per share basic	$0.52	$0.38	$0.98	$0.72
Earnings per share diluted	$0.50	$0.36	$0.93	$0.67
Average shares outstanding, basic	9,765,599	9,813,400	9,759,300	9,768,676
Average shares outstanding, diluted	10,269,671	10,408,054	10,270,221	10,396,971

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$9,549	$7,012
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	—	(518)
Loss (Gain) on sale of other real estate	18	(53)
Writedown to OREO	133	266
Expense for options granted under 123(R)	187	—
Provision for loan losses	2,099	1,900
Depreciation and amortization	1,723	1,597
Net amortization on securities premiums and discounts	443	723
Decrease in unearned net loan fees	827	29
Increase in cash surrender value of life insurance policies	(436)	(309)
Proceeds from sales of loans held for sale	—	32,936
Originations of loans held for sale	—	(32,098)
(Increase) Decrease in interest receivable and other assets	(3,238)	3,028
Increase in other liabilities	44	676
Tax benefit from equity based compensation	(704)	—

Net cash provided by operating activities	10,645	15,189

Cash Flows from Investing Activities
Maturities of securities available for sale	2,726	1,985
Proceeds from sales/calls of securities available for sale	110	1,007
Purchases of securities available for sale	(17,576)	(32,877)
Principal paydowns on securities available for sale	13,283	18,557
Increase in loans receivable, net	(94,787)	(4,990)
Purchases of premises and equipment, net	(3,023)	(903)
Proceeds from sales of other real estate	399	412

Net cash (used in) provided by investing activities	(98,868)	(16,809)

Cash Flows from Financing Activities
Increase in deposits	15,658	40,987
Increase in federal funds purchased	25,000	—
Increase (Decrease) in borrowed funds	42,730	(36,800)
(Decrease) Increase in repurchase agreements	(7,776)	2,896
Proceeds from issuance of subordinated debentures	15,464	—
Cash dividends paid	(2,539)	(2,151)
Stock repurchased	(2,585)	(1,005)
Stock options exercised	1,164	1,793
Tax benefit from equity based compensation	704	—

Net cash provided by financing activities	87,820	5,720

(Decrease) Increase in cash and due from banks	(403)	4,100
Cash and Cash Equivalents
Beginning of period	50,147	36,735

End of period	$49,744	$40,835

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s main source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from cash raised via capital trust pass-through securities and retained at the holding company level, and dividends paid to the Company by the Bank.

At the present time, the Company’s only other direct subsidiaries are Sierra Capital Trust I, Sierra Statutory Trust II, and Sierra Capital Trust III, which were formed in November 2001, March 2004, and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include the Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. We currently operate twenty full service branch offices throughout this geographic footprint. The Bank’s two newest branches opened in Reedley in December 2005 and Bakersfield in February 2006, and our next branch is expected to open in the city of Delano in the fourth quarter of 2006. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

On December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that stock-based compensation transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation are required to use the “modified prospective” method, whereby they must recognize equity compensation cost from the beginning of the period in which the recognition provisions are first applied as if the fair value method had been previously used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As allowed by SEC release no. 33-8568, the Company began expensing unvested stock options commencing January 1, 2006. The impact was an increase of $100,000 in pre-tax compensation expense for the first quarter of 2006, and $87,000 in the second quarter of 2006. In prior periods, the Company disclosed the pro-forma impact of this accounting methodology pursuant to previously accepted accounting principles.

On June 15, 2006, the Emerging Issues Task Force (EITF) reached a tentative conclusion on the subject titled “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.” The tentative conclusion is that an employer should recognize a liability for the postretirement benefit associated with an endorsement split-dollar life insurance arrangement, since the postretirement benefit obligation is not effectively settled (i.e., the insurance proceeds are not received by the employer until the death of the insured). This proposed guidance is currently open for comments, but if ultimately adopted would be effective for fiscal years beginning after December 15, 2006 (i.e., as of January 1, 2007 for the Company). It would require a cumulative effect adjustment to retained earnings for prior periods, where applicable, with the remainder of the liability to be accrued over the remaining expected life of the participant. Upon the participant’s death and the receipt of life insurance proceeds, the accrued liability would be reversed and taken back into income. If this position is ultimately adopted, the impact on the Company’s expense accruals could be significant since the aggregate split dollar insurance proceeds currently allocated to the Company’s split dollar plan participants totals $7.3 million.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2006 and 2005, cash paid for interest due on interest-bearing liabilities was $10.0 million and $5.5 million, respectively. There was $3.9 million in cash paid for income taxes during the six months ended June 30, 2006, and $65,000 paid for income taxes during the six months ended June 30, 2005. There was no real estate acquired in the settlement of loans for the six months ended June 30, 2006, and $96,000 acquired for the six months ended June 30, 2005. There were no loans made to finance the sale of other real estate for the six months ended June 30, 2006, and $300,000 for the six months ended June 30, 2005.

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

The Company is currently using the Black-Scholes model to value stock options. The “multiple option” approach is used to allocate the resulting valuation to actual expense commencing in 2006, and to pro-forma expense for disclosure purposes for periods prior to that. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. The following table illustrates the pro-forma effect on net income and earnings per share for the second quarter and first half of 2005:

	For the 3-month period ended: June 30, 2005	For the 6-month period ended: June 30, 2005
Net income, as reported (in $000’s)	$3,751	$7,012
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	46	92

Pro forma net income (in $000’s)	$3,705	$6,920

Basic earnings per share - as reported	$0.38	$0.72
Basic earnings per share - pro forma	$0.38	$0.71

Diluted earnings per share - as reported	$0.36	$0.67
Diluted earnings per share - pro forma	$0.36	$0.67
Weighted average fair value of options granted during period	$6.66	$6.43
Assumptions for determining fair values:
Dividend yield	1.8%	1.9%
Projected stock price volatility	30.1%	30.1%
Risk-free interest rate	4.04%	3.92%
Expected option term (from option date)	5.8 years	5.8 years

There were no stock options granted by the Company in the first quarter of 2006, and 13,000 shares granted in the second quarter of 2006. The options granted during the second quarter had a calculated fair value of $6.34 per share, using the following assumptions: Expected dividend yield of 2.0%; volatility of 25.7%; average risk-free interest rate of 5.09%; and expected option term of 4.8 years. Pursuant to the provisions of Statement 123(R), a charge of $87,000 was reflected in the Company’s income statement during the second quarter of 2006, and $187,000 was reflected during the first six months of 2006, as pre-tax compensation expense related to outstanding and unvested stock options. This pre-tax expense equates to a reduction of approximately $57,000 and $122,000 in net income after taxes for the second quarter and first half of 2006, respectively.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period retroactively restated for stock splits and dividends. There were 9,765,599 weighted average shares outstanding during the second quarter of 2006, and 9,813,400 during the second quarter of 2005. There were 9,759,300 weighted average shares outstanding during the first six months of 2006, and 9,768,676 during the first six months of 2005.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive transactions and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2006, the dilutive effect of options outstanding calculated under the treasury stock method totaled 504,072 and 510,921 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2005, shares totaling 594,654 and 628,295, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the 3-month period ended:		For the 6-month period ended:
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income	$5,099	$3,751	$9,549	$7,012
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	(2,620)	904	(3,122)	(1,488)
Less: reclassification adjustment	0	0	0	0

Pre-tax other comprehensive income/(loss)	(2,620)	904	(3,122)	(1,488)
Less: tax impact of above	(1,103)	371	(1,340)	(613)

Net other comprehensive income/(loss)	(1,517)	533	(1,782)	(875)

Comprehensive income	$3,582	$4,284	$7,767	$6,137

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2006	December 31, 2005
Commitments to extend credit	$299,485	$270,608
Standby letters of credit	$17,302	$16,630
Commercial letters of credit	$11,917	$0
Credit card commitments	$47,170	$45,906

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2006 Compared to Second Quarter 2005

Net income for the quarter ended June 30, 2006 was $5.1 million compared with $3.8 million for the quarter ended June 30, 2005, an improvement of 36%. Basic and diluted earnings per share for the second quarter of 2006 were $0.52 and $0.50, compared to $0.38 and $0.36 for the second quarter of 2005. The Company’s annualized return on average equity was 24.74% and annualized return on average assets was 1.82% for the quarter ended June 30, 2006, compared to a return on equity of 20.17% and return on assets of 1.50% for the quarter ended June 30, 2005. The primary drivers behind the variance in net income are as follows:

•	Net interest income increased by $2.0 million, or 16%, primarily because average interest-earning assets were $107 million higher due to loan growth.

•	Also enhancing net interest income was a 24 basis point gain in the Company’s net interest margin. The net interest margin was higher in the second quarter of 2006 principally because of the Company’s asset-sensitive interest rate risk profile, which results in higher net interest income as interest rates rise. The second quarter 2006 interest margin would have been even higher, if not for the fact that more than half of the increase in average earning assets was funded by relatively high-cost short-term borrowings from the Federal Home Loan Bank (FHLB).

•	Service charges on deposits were up by $212,000, or 16%, due to higher returned item and overdraft charges and new service charges on higher-risk accounts.

•	Other non-interest income increased by $304,000, or 30%, due to a $143,000 increase in income from our investment in bank-owned life insurance (BOLI) as well as increases in various other components of core operating income.

•	Despite two additional branches, the expense for salaries and benefits increased by only $167,000, or 4%. Salaries and benefits were not as high as expected because of a $228,000 increase in deferred salaries related to loan origination activity, and a modest increase of $36,000, or 3%, in the cost of benefits.

•	Other operating expenses fell by a combined $274,000, or 9%, primarily because of a drop in advertising and marketing, telecommunications, and consulting costs.

•	Tax credits from low-income housing investments have been lower in 2006 than in 2005, and the Company’s tax accrual rate increased to 33.8% in the second quarter of 2006 from 30.0% in the second quarter of 2005.

First Half 2006 Compared to First Half 2005

Net income for the first six months of 2006 was $9.5 million, which is $2.5 million higher than net income for the first six months of 2005 and represents a 36% increase. Basic and diluted earnings per share were $0.98 and $0.93 for the first six months of 2006, compared to $0.72 and $0.67 for the first six months of the prior year. The Company realized an annualized return on average equity of 23.62% for the first half of 2006 and 19.27% for the first half of 2005, and achieved a return on assets for the same periods of 1.76% and 1.41%, respectively. The principal reasons for the net income variance for the first half include the following:

•	Net interest income increased by $3.6 million, or 15%, mainly because of an $82 million increase in average interest-earning assets resulting from strong loan growth.

•	The Company’s net interest margin was 33 basis points higher in the first half of 2006, which also contributed to higher net interest income. The increase is the result of the Company’s asset-sensitive position in a rising interest rate environment, combined with a relatively strong increase in year-to-date average demand deposit balances and a decline in non-performing assets. Again, these positive factors were partially offset by the fact that a large percentage of the growth in earning assets was funded by relatively high-cost wholesale money.

•	Service charges on deposits increased by $428,000, or 17%, for the same reasons noted in the quarterly summary.

•	There was no loan sale income in the first half of 2006 since no loans were sold, but $21 million in mortgage loans were sold in March 2005 and the first-half 2005 gain on sale of loans was $518,000.

•	Other non-interest income increased by $716,000, or 42%, due mainly to a $330,000 charge in the first quarter of 2005 to write down the Company’s investment in Diversified Holdings, a title insurance holding company. However, there were also relatively strong increases in BOLI income and other core operating income components.

•	Salaries and benefits were held to an increase of only $292,000, or 4%, because of a $405,000 increase in deferred loan origination salaries. Also contributing was a $91,000 decline in the cost of benefits, due mainly to a drop in workers compensation costs.

•	Occupancy expenses were also held in check for the half, showing only a $154,000, or 5%, increase. Relatively low maintenance and repair costs in the first quarter of 2006 were the main contributing factors.

•	Other non-interest expenses fell by $645,000, or 11%, due mainly to a $437,000 decline in marketing expenses, but also resulting from lower consulting, telecommunications, legal, and postage costs.

•	The tax accrual rate for the first half of 2006 was higher for the same reason outlined in the quarterly summary.

FINANCIAL CONDITION SUMMARY

June 30, 2006 compared to December 31, 2005

The Company’s total assets were $1.15 billion at June 30, 2006, an increase of $96 million, or 9%, over total assets of $1.05 billion at December 31, 2005. The most significant characteristics of and changes in the Company’s balance sheet during the first half of 2006 are outlined below:

•	Gross loan and lease balances increased by $94 million, or 13%, ending the half at $835 million. The increase was mostly due to organic growth resulting from strong commercial loan demand in our service areas.

•	Nonperforming assets remain at nominal levels, ending the half at 0.09% of gross loans plus other real estate owned (“OREO”), slightly lower than the 0.11% ratio at December 31, 2005.

•	The Company had net loan losses of $903,000 in the first half of 2006 compared to net recoveries of $41,000 in the first half of 2005. Much of the 2006 amount is due to a single non-performing loan that was charged off due to uncertainty surrounding the timing of any recovery of principal.

•	Total deposits increased by $16 million, or 2%, but would have declined if not for the addition of $31 million in brokered time deposits. While core demand deposit, NOW, and savings balances fell by a combined $18 million, money market deposit accounts were $27 million higher due to the Company’s new money market sweep product.

•	Long-term borrowings declined, as the remaining maturity on $19 million in term FHLB borrowings declined to less than one year and the borrowings were reclassified as short-term. Another $19 million block of term FHLB borrowings matured in April and was replaced by short-term and overnight FHLB borrowings, which were also used to fund much of the Company’s growth in assets and thus increased by a total of $62 million. Customer repurchase agreement money dropped $8 million, while overnight “fed funds” borrowed from correspondent banks increased $25 million.

•	In June 2006, the Company issued $15 million in junior subordinated debentures to support the issuance of trust preferred securities by a wholly-owned trust subsidiary. The proceeds from this issuance had the immediate effect of reducing short-term borrowings, but in the longer term will likely be used to retire $15 million in higher-cost trust preferred securities when those securities become callable in December 2006.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the second quarter of 2006 was $14.1 million compared to $12.1 million in the second quarter of 2005, an increase of $2.0 million, or 16%. For the first half, net interest income increased by $3.6 million, or 15%, to $27.6 million in 2006 from $24.0 million in 2005. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

The following Average Balances and Rates table shows, for the quarters noted, the average balance of each principal balance sheet category and the amount of interest income or interest expense associated with that category. This table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest bearing liabilities, and the net interest margin.

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended June 30, 2006 (a) (b) (f)			For the Quarter Ended June 30, 2005 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$900	$10	4.46%	$6,634	$48	2.90%
Taxable	$143,797	$1,589	4.43%	$167,533	$1,665	3.99%
Non-taxable	$51,597	$515	6.16%	$35,807	$363	6.16%
Equity	$9	$—	0.00%	$7	$—	0.00%

Total Investments	$196,303	$2,114	4.89%	$209,981	$2,076	4.32%

Loans and Leases:(c)
Agricultural	$10,412	$229	8.82%	$11,916	$218	7.34%
Commercial	$138,466	$3,209	9.30%	$119,889	$2,247	7.52%
Real Estate	$589,618	$12,686	8.63%	$492,844	$9,391	7.64%
Consumer	$52,826	$1,247	9.47%	$50,530	$1,003	7.96%
Consumer Credit Cards	$8,401	$192	9.17%	$8,555	$214	10.03%
Direct Financing Leases	$12,018	$187	6.24%	$4,281	$78	7.31%
Other	$455	$—	0.00%	$3,641	$—	0.00%

Total Loans and Leases	$812,196	$17,750	8.77%	$691,656	$13,151	7.63%

Total Interest Earning Assets (e)	$1,008,499	$19,864	8.01%	$901,637	$15,227	6.86%

Other Earning Assets	$8,035			$6,259
Non-Earning Assets	$104,611			$95,674

Total Assets	$1,121,145			$1,003,570

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$69,344	$18	0.10%	$68,576	$16	0.09%
Savings Accounts	$70,845	$93	0.53%	$73,043	$96	0.53%
Money Market	$126,789	$669	2.12%	$112,089	$183	0.65%
TDOA’s, IRA & KEOGH’s	$23,302	$186	3.20%	$21,742	$109	2.01%
Certificates of Deposit<$100,000	$89,223	$763	3.43%	$85,236	$484	2.28%
Certificates of Deposit>$100,000	$169,500	$1,760	4.16%	$159,912	$1,086	2.72%

Total Interest Bearing Deposits	$549,003	$3,489	2.55%	$520,598	$1,974	1.52%
Borrowed Funds:
Federal Funds Purchased	$15,079	$186	4.95%	$45	$—	0.00%
Repurchase Agreements	$23,880	$38	0.64%	$28,029	$25	0.36%
Short Term Borrowings	$96,493	$1,095	4.55%	$16,316	$121	2.97%
Long Term Borrowings	$30,967	$227	2.94%	$67,088	$441	2.64%
TRUPS	$33,647	$709	8.45%	$30,928	$517	6.70%

Total Borrowed Funds	$200,066	$2,255	4.52%	$142,406	$1,104	3.11%

Total Interest Bearing Liabilities	$749,069	$5,744	3.08%	$663,004	$3,078	1.86%

Demand Deposits	$275,055			$255,532

Other Liabilities	$14,353			$10,458

Shareholders’ Equity	$82,668			$74,576
Total Liabilities and Shareholders’ Equity	$1,121,145			$1,003,570

Interest Income/Interest Earning Assets			8.01%			6.86%
Interest Expense/Interest Earning Assets			2.28%			1.37%

Net Interest Income and Margin(d)		$14,120	5.73%		$12,149	5.49%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $661 thousand and $470 thousand for the quarters ended June 30, 2006 and 2005. Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Similar information, only for year-to-date periods, is presented in the Average Balances and Rates table which follows.

Average Balances and Rates

(dollars in thousands, except per share data)

	Six Months Ended June 30, 2006 (a) (b) (f)			Six Months Ended June 30, 2005 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$847	$17	4.05%	$5,397	$74	2.76%
Taxable	$146,036	$3,204	4.42%	$166,777	$3,286	3.97%
Non-taxable	$49,809	$990	6.17%	$34,471	$697	6.18%
Equity	$10	$—	0.00%	$8	$—	0.00%

Total Investments	$196,702	$4,211	4.86%	$206,653	$4,057	4.31%

Loans and Leases:(c)
Agricultural	$9,617	$419	8.79%	$11,745	$416	7.14%
Commercial	$133,452	$6,096	9.21%	$120,611	$4,436	7.42%
Real Estate	$569,104	$24,000	8.50%	$494,857	$18,429	7.51%
Consumer	$52,430	$2,412	9.28%	$49,967	$1,981	7.99%
Consumer Credit Cards	$8,474	$414	9.85%	$8,640	$434	10.13%
Direct Financing Leases	$10,846	$331	6.15%	$3,747	$133	7.16%
Other	$385	$—	0.00%	$2,649	$—	0.00%

Total Loans and Leases	$784,308	$33,672	8.66%	$692,216	$25,829	7.52%

Total Interest Earning Assets (e)	$981,010	$37,883	7.90%	$898,869	$29,886	6.79%

Other Earning Assets	$6,798			$6,651
Non-Earning Assets	$103,545			$95,724

Total Assets	$1,091,353			$1,001,244

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$68,484	$34	0.10%	$67,208	$31	0.09%
Savings Accounts	$70,802	$184	0.52%	$71,422	$187	0.53%
Money Market	$119,178	$1,056	1.79%	$121,790	$396	0.66%
TDOA’s, IRA & KEOGH’s	$22,989	$344	3.02%	$21,966	$208	1.91%
Certificates of Deposit<$100,000	$89,675	$1,494	3.36%	$84,649	$886	2.11%
Certificates of Deposit≥$100,000	$171,567	$3,453	4.06%	$150,866	$1,943	2.60%

Total Interest Bearing Deposits	$542,695	$6,565	2.44%	$517,901	$3,651	1.42%
Borrowed Funds:
Federal Funds Purchased	$14,638	$353	4.86%	$368	$5	2.74%
Repurchase Agreements	$24,853	$75	0.61%	$27,793	$48	0.35%
Short Term Borrowings	$66,555	$1,386	4.20%	$21,275	$281	2.66%
Long Term Borrowings	$38,442	$557	2.92%	$71,022	$907	2.58%
TRUPS	$32,295	$1,348	8.42%	$30,928	$1,017	6.63%

Total Borrowed Funds	$176,783	$3,719	4.24%	$151,386	$2,258	3.01%

Total Interest Bearing Liabilities	$719,478	$10,284	2.88%	$669,287	$5,909	1.78%

Demand Deposits	$276,144			$247,744

Other Liabilities	$14,217			$10,830

Shareholders’ Equity	$81,514			$73,383
Total Liabilities and Shareholders’ Equity	$1,091,353			$1,001,244

Interest Income/Interest Earning Assets			7.90%			6.79%
Interest Expense/Interest Earning Assets			2.11%			1.33%

Net Interest Income and Margin(d)		$27,599	5.79%		$23,977	5.46%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.138 million and $936 thousand for the six months ended June 30, 2006 and 2005.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance times prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended June 30, 2006 over 2005				Six Months Ended June 30, 2006 over 2005
	Increase(decrease) due to				Increase(decrease) due to
	Volume	Rate	Rate/Volume	Net	Volume	Rate	Rate/Volume	Net
Assets:
Investments:
Federal funds sold / Due from time	$(42)	26	(22)	$(38)	$(62)	34	(29)	$(57)
Taxable	$(236)	186	(26)	$(76)	$(409)	373	(46)	$(82)
Non-taxable(1)	$160	(6)	(2)	$152	$310	(12)	(5)	$293
Equity	$—	—	—	$—	$—	—	—	$—

Total Investments	$(118)	$206	$(50)	$38	$(161)	$395	$(80)	$154

Loans and Leases:
Agricultural	$(28)	44	(5)	$11	$(75)	95	(17)	$3
Commercial	$348	532	82	$962	$472	1,074	114	$1,660
Real Estate	$1,844	1,213	238	$3,295	$2,765	2,440	366	$5,571
Consumer	$45	190	9	$244	$97	318	16	$431
Consumer Credit Cards	$(4)	(18)	—	$(22)	$(8)	(12)	—	$(20)
Direct Financing Leases	$141	(11)	(21)	$109	$252	(19)	(35)	$198
Other	$—	—	—	$—	$—	—	—	$—

Total Loans and Leases	$2,346	$1,950	$303	$4,599	$3,503	$3,896	$444	$7,843

Total Interest Earning Assets	$2,228	$2,156	$253	$4,637	$3,342	$4,291	$364	$7,997

Liabilities
Interest Bearing Deposits:
NOW	$—	2	—	$2	$1	2	—	$3
Savings Accounts	$(3)	—	—	$(3)	$(2)	(1)	—	$(3)
Money Market	$24	408	54	$486	$(8)	683	(15)	$660
TDOA’s & IRA’s	$8	64	5	$77	$10	121	5	$136
Certificates of Deposit < $100,000	$23	245	11	$279	$53	524	31	$608
Certificates of Deposit ≥ $100,000	$65	575	34	$674	$267	1,093	150	$1,510

Total Interest Bearing Deposits	$117	$1,294	$104	$1,515	$321	$2,422	$171	$2,914

Borrowed Funds:
Federal Funds Purchased	$—	1	185	$186	$194	4	150	$348
Repurchase Agreements	$(4)	20	(3)	$13	$(5)	36	(4)	$27
Short Term Borrowings	$595	64	315	$974	$598	162	345	$1,105
Long Term Borrowings	$(237)	50	(27)	$(214)	$(416)	122	(56)	$(350)
TRUPS	$45	135	12	$192	$45	274	12	$331

Total Borrowed Funds	$399	$270	$482	$1,151	$416	$598	$447	$1,461

Total Interest Bearing Liabilities	$516	$1,564	$586	$2,666	$737	$3,020	$618	$4,375

Net Interest Margin/Income	$1,712	$592	$(333)	$1,971	$2,605	$1,271	$(254)	$3,622

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $1.7 million to net interest income in the second quarter of 2006 relative to the first quarter of 2005. The positive volume variance is mainly due to growth in average interest-earning assets, as shown in the Average Balances and Rates table for the quarter. Average interest-earning assets were $107 million higher in the second quarter of 2006 than in the second quarter of 2005, an increase of 12%. The increase was due to growth of $121 million, or 17%, in average loan balances, slightly offset by a decline of $14 million, or 7%, in average investment balances. Average non-interest assets were roughly the same percentage of average total assets in the second quarters of both 2006 and 2005, and there was no significant change in the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets. However, the volume variance was negatively impacted by a shift on the liability side from lower-cost deposits to higher-cost borrowed funds. The average balance of borrowed funds was $58 million higher in the second quarter of 2006 than in the second quarter of 2005, an increase of 40%, while average interest-bearing deposits increased by only $28 million, or 5%, for the same time periods.

The addition of higher-cost short-term borrowings also impacted the rate variance for the quarter, as evidenced by the 141 basis point increase in the cost of borrowed funds relative to only a 103 basis point increase in the cost of interest-bearing deposits. The changing nature of our money market accounts, of which an increasing proportion are higher-cost sweep account balances, was also a factor. The average cost of money market accounts was 147 basis points higher in the second quarter of 2006 than in the second quarter of 2005. Overall, the weighted average cost of interest-bearing liabilities increased by 122 basis points, while the weighted average yield on earning assets increased by 115 basis points. However, despite the fact that the cost of interest-bearing funds increased more than the average yield on earning assets, the Company had a favorable rate variance of $592,000 for the quarter. This is because of the Company’s large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. The Company’s net interest position was $239 million in the second quarter of 2005, the base period for the rate variance calculations, thus the rate increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities and had a relatively larger impact.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.73% in the second quarter of 2006 as compared to 5.49% in the second quarter of 2005, an increase of 24 basis points. A substantial portion of the Company’s earning assets are variable-rate loans that re-price immediately when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. Although much of the new volume in loans has been of the fixed-rate variety, the Company is still slightly asset-sensitive. This means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. This is the principal reason for the higher net interest margin in the second quarter of 2006 compared to the second quarter of 2005, but a $3 million drop in average non-performing loans also helped. These positive factors were somewhat offset by the fact that the relative level of high-cost borrowed funds was significantly higher in 2006 than in 2005. The Company’s ratio of average borrowed funds to earning assets in the second quarter of 2006 was 20%, versus only 16% in the second quarter of 2005.

For the first half of 2006 relative to the first half of 2005, the favorable volume variance in net interest income was $2.6 million and the favorable rate variance was $1.3 million, while the variance attributable to both rate and volume was a negative $255,000. As with the quarterly results, the volume variance was caused primarily by higher earning assets. Interest-earning assets were $82 million, or 9%, higher in the first half of 2006. This increase was the result of growth in average loan balances totaling $92 million, or 13%, which was partially offset by a decline of $10 million, or 5%, in average investment balances. The shift in liabilities to higher-cost borrowed funds is also evident in the year-to-date numbers. The average balance of borrowed funds increased $25 million, or 17%. Interest-bearing deposits also increased $25 million, but the percentage increase was only 5%. The favorable rate variance for the first half was due to the same factors outlined for the quarterly comparison.

The Company’s net interest margin for the first half of 2006 was 5.79%, an increase of 33 basis points relative to the net interest margin of 5.46% in the first half of 2005. An asset-sensitive interest rate risk position was again the main reason for the increase, with the other factors delineated in the quarterly comparison also playing a role in the year-to-date comparison.

During 2006, our net interest margin has been higher than in prior-year periods but has been trending downward in recent months despite rising short-term interest rates. The net interest margin compaction during the first half of 2006 is mainly the result of funding asset growth with FHLB borrowings. Because of the relatively high cost of FHLB borrowings, the net interest margin for earning assets added to the balance sheet in 2006 is much lower than for aggregate earning assets at the beginning of the year. While contributing to net interest margin compression, growth in earning assets has augmented net interest income and enhanced return on equity. Management anticipates that the Company’s net interest margin could experience further compression if short-term interest rates do not continue to rise. Nevertheless, we feel that net interest income will continue to increase if loans and core deposits grow as planned. However, no assurance can be given that this will, in fact, occur.

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

For the quarter ended June 30, 2006, the Company’s provision for loan and lease losses was $149,000 greater than the amount provided in the second quarter of 2005, an increase of 17%. For the half, the loan loss provision increased by $199,000, or 10%. Because of robust growth in loans, along with the provision of a full reserve for a $488,000 loan that was placed on non-accrual in the first half of 2006, the loan loss provision was higher in 2006 despite the prior-year’s allocation of a specific reserve for a large unsecured loan that was placed on non-accrual status and subsequently charged off prior to year-end. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses”.

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the second quarter and first half of 2006 relative to the second quarter and first half of 2005:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,519	53.37%	$1,307	56.29%	$2,994	55.29%	$2,566	53.58%
Other service charges, commissions & fees	$955	33.55%	$711	30.62%	$1,792	33.09%	$1,336	27.90%
Gains on sales of loans	$—	0.00%	$(8)	-0.34%	$—	0.00%	$518	10.82%
Loan servicing income	$7	0.25%	$17	0.73%	$20	0.37%	$49	1.02%
Bank owned life insurance	$251	8.82%	$108	4.65%	$436	8.05%	$361	7.54%
Other	$114	4.01%	$187	8.05%	$173	3.20%	(41)	-0.86%

Total non-interest income	$2,846	100.00%	$2,322	100.00%	$5,415	100.00%	$4,789	100.00%
As a percentage of average earning assets (2)		1.12%		1.04%		1.11%		1.07%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$3,920	47.75%	$3,753	45.69%	$8,111	48.98%	$7,819	46.66%
Occupancy costs
Furniture & equipment	$814	9.92%	$832	10.13%	$1,632	9.86%	$1,638	9.77%
Premises	$788	9.60%	$667	8.12%	$1,518	9.17%	$1,358	8.10%
Advertising and marketing costs	$294	3.58%	$458	5.58%	$517	3.12%	$954	5.69%
Data processing costs	$272	3.31%	$313	3.81%	$510	3.08%	$611	3.65%
Deposit services costs	$492	5.99%	$337	4.10%	$938	5.66%	$641	3.83%
Loan services costs
Loan processing	$117	1.43%	$89	1.08%	$178	1.08%	$177	1.06%
ORE owned	$4	0.05%	$10	0.12%	$151	0.91%	$231	1.38%
Credit card	$176	2.14%	$152	1.85%	$356	2.15%	$298	1.78%
Other operating costs
Telephone & data communications	$206	2.51%	$310	3.77%	$405	2.45%	$513	3.06%
Postage & mail	$53	0.65%	$129	1.57%	$164	0.99%	$257	1.53%
Other	$302	3.67%	$177	2.16%	$538	3.25%	$395	2.36%
Professional services costs
Legal & accounting	$280	3.41%	$506	6.16%	$541	3.27%	$857	5.11%
Other professional service	$313	3.81%	$280	3.41%	$600	3.62%	$608	3.63%
Stationery & supply costs	$156	1.90%	$182	2.22%	$335	2.02%	$327	1.95%
Sundry & tellers	$23	0.28%	$19	0.23%	$65	0.39%	$74	0.44%

Total non-interest Expense	$8,210	100.00%	$8,214	100.00%	$16,559	100.00%	$16,758	100.00%

As a % of average earning assets		3.24%		3.63%		3.38%		3.73%
Efficiency Ratio (1)	47.24%		56.14%		48.99%		56.77%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect an increase of $524,000, or 23%, in total other operating income for the quarter ended June 30, 2006 relative to the quarter ended June 30, 2005. Total other operating income increased to 1.12% of average earning assets in the second quarter of 2006, from 1.04% of average earning assets in the second quarter of 2005. For the first half, total other operating income was $5.4 million in 2006 and $4.8 million in 2005, representing an increase of $626,000, or 13%. Total operating income was 1.11% of average earning assets in the first half of 2006, relative to 1.07% in the first half of 2005.

For the second quarter, service charges on deposit accounts increased by $212,000, or 16%, primarily because of higher returned item and overdraft charges resulting from a larger number of transaction accounts and higher levels of activity. Fees instituted for certain high-risk deposit accounts in September 2005 also contributed to the increase. Despite a higher number of business accounts on analysis, total hard-dollar charges for those accounts did not change significantly because the earnings credit rate, which offsets hard-dollar charges, has increased. For the first six months of 2006, service charges on deposits increased by $428,000, or 17%, compared to 2005. As with the quarter, the increase for the half was due to higher returned item and overdraft charges and higher service charges on high-risk accounts, but the increase for the half was weighted more toward high-risk service charges.

Other service charges, commissions, and fees increased by $244,000, or 34%, in the second quarter of 2006 relative to the second quarter of 2005. The increase is the result of increased income in a variety of categories, including bill-pay income, operating lease rental income, check card interchange fees, and currency order charges. In the first half of 2006, other service charges, commissions, and fees were also 34% higher than in the first half of the previous year. The $456,000 increase for the half is the result of higher income in the same categories as for the quarter.

There were no gains or losses on the sale of loans in the second quarter or first half of 2006, since no loans were sold. The half, however, reflects a decline of $518,000 in loan sale income, due to a substantial gain on the bulk sale of $21 million in residential mortgage loans in the first quarter of the prior year. Loan servicing income was down for both the quarter and the half, since the number of loans being serviced for others continues to decline.

Bank-owned life insurance (BOLI) income increased by $143,000, or 132%, in the second quarter of 2006 relative to the second quarter of 2005. At June 30, 2006 the Company had $18.9 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. This balance includes $2 million of BOLI that was purchased in August 2005. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, as of the same date the Company had approximately $1.4 million invested in “separate account” BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These BOLI accounts have returns pegged to participant-directed investment allocations, and are thus subject to loss of principal depending on equity market movements. The increase in BOLI income for the quarter was due in part to the additional BOLI purchased in 2005, but was mainly the result of higher returns on separate account BOLI linked to deferred compensation balances. For the half, BOLI income shows an increase of only $75,000, or 21%. This is due to relatively low returns on separate account BOLI in the first quarter of 2006.

Other non-interest income includes gains and losses on investments, gains on the disposition of fixed assets and real properties, and rental income generated by the Company’s alliance with Investment Centers of America. There were no investment gains or losses recorded during the first six months of 2006 or 2005. Other non-interest income declined by $73,000 for the second quarter due to prior year activity, including a $66,000 gain from the liquidation of a small equity position in a mutual insurance company that converted to stock a few years ago and a small gain on OREO sales. Other non-interest income increased by $214,000 for the half, however, due to the $330,000 write-down of the Company’s $1 million investment in Diversified Holdings Corporation, a title insurance holding company, in the first quarter of 2005. That investment was subsequently written down by an additional $240,000 in the fourth quarter of 2005, to the level of expected proceeds from the sale of the primary operating subsidiaries of that company.

Total operating expense (non-interest expense) was $8.2 million for the three months ended June 30, 2006, a very slight decline from total operating expense for the same period in 2005. Because average earning assets increased significantly, non-interest expenses fell to 3.24% of average earning assets for the second quarter of 2006 from 3.63% in the second quarter of 2005. For the first half of 2006, total non-interest expense was $199,000 lower than in the first half of 2005, a decline of about 1%. Total non-interest expense fell to 3.38% of average earning assets in the first half of 2006, from 3.73% in the first half of 2005.

The largest component of non-interest expense, salaries and employee benefits, increased by $167,000, or 4%, for the second quarter of 2006 relative to the second quarter of 2005. The increase was relatively small because of an increase of $228,000, or 26%, in salaries that are directly related to successful loan originations and are thus deferred and amortized as an adjustment to loan yields pursuant to FAS 91. This credit against current salaries was higher because of substantially greater loan origination activity in the second quarter of 2006 relative to the second quarter of 2005. Adding back in deferred costs, salaries (excluding benefits) increased by $358,000, or 10%, due to the following: Regular annual increases; employee salaries for the new Reedley and Bakersfield Riverlakes branches; and selective staff additions in our back office operations to support branch growth. The cost of benefits increased by only $36,000, or 3%, in the second quarter of 2006 relative to the second quarter of 2005, due to small declines in workers compensation and group insurance premiums.

For the half, salaries and employee benefits increased by $292,000, or 4%. As with the quarter, the increase was lower than it otherwise would have been because of an increase of $405,000, or 25%, in salaries deferred pursuant to FAS 91. If no salaries had been deferred, total salaries for the half would have increased by $788,000, or 11%, for the same reasons as outlined in the quarterly analysis. Employee benefits actually declined in the first half of 2006 relative to the first half of the previous year, due mainly to lower workers compensation insurance costs.

In spite of the minimal increase in aggregate salaries and benefits for both the second quarter and first half, they rose to 47.8% of total non-interest expense for the second quarter of 2006 from 45.7% in the second quarter of 2005, and to 49.0% of total non-interest expense in the first half of 2006 from 46.7% in the first half of 2005, due to the overall decline in total non-interest expense. The Company had 354 full-time equivalent employees at June 30, 2006, and 344 full-time equivalents at June 30, 2005.

Occupancy expense increased by $103,000, or 7%, for the second quarter of 2006 relative to the second quarter of 2005, and by $154,000, or 5%, for the first half of 2006 relative to the first half of 2005. These increases were mostly due to normal annual rent increases plus additional rent and depreciation associated with new branches, along with an increase in the cost of utilities. The increase for the half was lower than for the second quarter, due to lower costs in the first quarter of 2006 related to maintenance and repairs. Occupancy expense was 19.52% and 19.03%, respectively, of total non-interest expense for the second quarter and first six months of 2006, up from 18.25% and 17.87%, respectively, for the second quarter and first six months of 2005. The increase was again caused by the overall decline in non-interest expense.

Advertising and marketing costs fell by $164,000, or 36%, for the quarter, and by $437,000, or 46%, for the half, in large part because of the discontinuation of a direct-mail marketing campaign run during 2005, but also due to lower newspaper and radio advertising expenses. With the Company’s current focus on attracting new deposits, it is expected that marketing expenses could increase to prior-year levels by the fourth quarter of 2006.

Other sizeable changes in non-interest expenses include data processing costs, deposit services costs, telecommunications expenses, postage and mail, other operating costs, and legal and accounting costs. The decrease in data processing costs is actually related to the increase in the cost of deposit services. Federal Reserve Bank processing charges are in deposit services costs in 2006, but are reflected in data processing costs for 2005. These charges have increased due to a higher fed funds rate. They were $127,000 and $236,000, respectively, for the second quarter and first half of 2006, up from $84,000 and $158,000, respectively, for the second quarter and first half of 2005. Telecommunications costs are down $104,000 for the quarter and $108,000 for the half, due to overlapping charges in the prior year related to the Company’s conversion to VOIP technology. Postage expenses declined by $76,000 for the quarter and $93,000 for the half, since they include postage expenses related to the 2005 direct mail marketing campaign described in the previous paragraph. The “other” category under “other operating costs” is up by $125,000, or 71%, for the second quarter of 2006 compared to the second quarter of 2005, and by $143,000, or 36% for the first half of 2006 relative to the first half of 2005. The increase is due to mainly to higher depreciation expense on operating leases and higher education and training costs. Lower consulting, legal, and auditing costs contributed to the reduction of $226,000, or 45%, in legal and accounting costs for the quarter, and $316,000, or 37%, for the half. Consulting costs fell because of an operating efficiency review undertaken in 2005, while legal costs were down primarily because of a lower expenses related to lending and collection activities. Audit costs declined due to lower accruals for internal control review costs associated with Section 404 of the Sarbanes-Oxley Act.

Because net interest plus other income increased significantly and non-interest expense actually declined slightly, the Company’s tax-equivalent overhead efficiency ratio declined to 48.99% for the first half of 2006 relative to 56.77% for the first half of 2005. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation.

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

The Company’s tax provision totaled $2.6 million for the second quarter of 2006 and $1.6 million for the second quarter of 2005, representing 34% and 30%, respectively, of pre-tax income for those periods. For the first half, the tax provision was $4.8 million in 2006 and $3.1 million in 2005, representing 33% and 31%, respectively, of pre-tax income. The accrual rate has been higher in 2006, since tax credits from low-income housing tax credit investments have been lower.

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

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2006		December 31, 2005
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$503	$492	$504	$495
US Gov’t agencies	18,028	17,547	17,360	17,143
Mortgage-backed securities	127,728	122,044	134,455	131,050
State & political subdivisions	51,550	51,475	44,477	44,977
Other equity securities	6	9	6	11

Total Investment Securities	$197,815	$191,567	$196,802	$193,676

The carrying value of the investment portfolio declined by $2 million, or 1%, during the first half of 2006. Approximately $66 million of the portfolio total at June 30, 2006 represents remaining balances from the $100 million leverage strategy implemented in April 2004. The leverage balances are funded mostly by $46 million in fixed-rate FHLB borrowings obtained at the commencement of the leverage strategy, of which $27 million is currently classified as long term and $19 million is classified as short term. Short-term FHLB borrowings that are rolled over every 30 to 60 days make up the difference.

During the first half of 2006, mortgage-backed securities declined by $9 million due to prepayments, while the balance of municipal bonds increased as the Company has taken advantage of relative value in that sector. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $168 million at June 30, 2006, and $164 million at December 31, 2005. There were $300,000 in fed funds sold at June 30, 2006 and none at December 31, 2005, and the Company’s investment in the time deposits of other banks totaled $250,000 at June 30, 2006 and $345,000 at December 31, 2005. Aggregate investments were 17% of total assets at June 30, 2006 and 18% at December 31, 2005.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $835 million at the end of June 2006. This represents an increase of $94 million, or 13%, since December 31, 2005. Net participations purchased account for $7 million of this increase, while the remainder consists of organic growth. We do not expect to sustain this relatively rapid rate of growth, but our current momentum could keep loan growth at $7 million to $10 million per month, which is still relatively high in comparison to historical growth rates. Because of the many variables that ultimately impact loan growth, however, no assurance can be given that anticipated increases in loans will materialize.

A comparative schedule of the distribution of the Company’s loans at June 30, 2006 and December 31, 2005, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30 2006	December 31 2005
Agricultural	$11,142	$9,898
Commercial and industrial	$114,068	$100,545
Real Estate:
Secured by commercial/professional office
Properties including construction and development	$390,840	$363,094
Secured by residential properties	$167,812	$128,735
Secured by farmland	$48,004	$45,353

Total Real Estate	$606,656	$537,182
Small Business Administration loans	$27,254	$24,190
Consumer loans	$52,150	$51,006
Consumer Credit Cards	$8,051	$8,401
Direct Financing Leases	$15,923	$10,138

Total Loans and Leases	$835,244	$741,360

Percentage of Total Loans and Leases
Agricultural	1.33%	1.34%
Commercial and industrial	13.66%	13.56%
Real Estate:
Secured by commercial/professional office
Properties including construction and development	46.79%	48.98%
Secured by residential properties	20.09%	17.36%
Secured by farmland	5.75%	6.12%

Total Real Estate	72.63%	72.46%
Small Business Administration loans	3.26%	3.26%
Consumer loans	6.24%	6.88%
Consumer Credit cards	0.97%	1.13%
Direct Financing Leases	1.91%	1.37%

Total	100.00%	100.00%

Agricultural production loans, which declined during the first quarter of 2006, now show an increase of $1.2 million, or 13%, for the first half of 2006. Ag production loans by their nature are subject to seasonal fluctuations, and we do not expect a net increase in this category for the year. During the first half of 2006, commercial and industrial loans reflect a relatively strong increase of $14 million, or 13%, which is fairly consistent with growth in the aggregate portfolio. Total real estate loans increased by $69 million, or 13%, and within that category loans secured by residential properties increased by $39 million, or 30%. About $18 million of the increase in loans secured by residential properties is from an increase in outstanding balances on home equity lines and equity loans, another $9 million is from growth in residential mortgage loans, and the remainder is in the form of commercial loans where residential real estate was taken as collateral. Loans secured by residential properties increased to 20.09% of total loans at June 30, 2006, from 17.36% at December 31, 2005. Other commercial real estate loans increased by $28 million, or 8%, declining slightly as a percentage of total loans since their growth rate was lower than that of the aggregate portfolio.

Direct finance leases experienced significant growth during the first quarter of 2006, increasing by $6 million, or 57%. Consumer loans and credit card loans were not actively promoted during the period and thus did not experience significant change. Small Business Administration (SBA) loans increased by $3 million, or 13%.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $15 million as of June 30, 2006, compared to $17 million at December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $347 million at June 30, 2006 as compared to $317 million at December 31, 2005, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 42% of gross loans outstanding at June 30, 2006, and 43% as of December 31, 2005. In addition to unused loan commitments, the Company had letters of credit totaling $29 million at June 30, 2006 and $17 million at December 31, 2005. This represents 8% of total commitments as of June 30, 2006, and 5% at December 31 2005.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s nonperforming assets:

Non-performing Assets

(dollars in thousands, unaudited)

	June 30 2006	December 31 2005	June 30 2005
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	$488	$—	$2,510
Real Estate
Secured by commercial/professional office properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$1,289
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$1,289
Small Business Administration loans	$238	$288	$86
Consumer loans	$9	$21	$50
Consumer Credit cards	$2	$—	$3
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$737	$309	$3,938

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$—	$—
Consumer loans	$—	$—	$1
Consumer Credit cards	$—	$—	$—
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$—	$—	$1

TOTAL NONPERFORMING LOANS	$737	$309	$3,939
Other real estate	$—	$533	$1,899

Total nonperforming assets	$737	$842	$5,838

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.09%	0.04%	0.56%
Nonperforming assets as a % of total gross loans and leases and other real estate	0.09%	0.11%	0.83%

Total nonperforming assets were $737,000 at June 30, 2006 relative to $842,000 at December 31, 2005, a drop of $105,000 or 12%. The addition of a $488,000 non-accruing loan was more than offset by the sale of the Company’s last remaining OREO. A full reserve has been allocated to the aforementioned non-accruing loan due to uncertainties relating to the timing and amount of repayment. Management hopes to ultimately collect a large percentage of that loan’s principal, but no assurance can be made in that regard. Approximately $178,000 of the June 30, 2006 total nonperforming balance in the table above is guaranteed by the U.S. Government.

Over the past year, nonperforming assets have been reduced by over $5 million, or 87%, due principally to the charge-off of a $2.5 million unsecured commercial loan, the sale of a $1.3 million non-accruing real estate loan secured by farmland, and the elimination of OREO. Nonperforming assets were 0.09% of total gross loans and leases plus OREO at June 30, 2006 and 0.11% at December 31, 2005, down from 0.83% at June 30, 2005. While the current level of nonperforming assets is quite low relative to levels experienced in years past, we recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At June 30, 2006 the allowance for loan and lease losses was $10.5 million, or 1.26% of gross loans, an increase of $1.2 million relative to the $9.3 million allowance at December 31, 2005, which was also 1.26% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $141,000 at June 30, 2006.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended June 30,		For the Six-Month Period Ended June 30,		For the Year Ended December 31, 2005
	2006	2005	2006	2005
Balances:
Average gross loans and leases outstanding during period	$812,196	$691,656	$784,308	$692,216	$708,002

Gross loans and leases outstanding at end of period	$835,244	$700,987	$835,244	$700,987	$741,360

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,297	$9,651	$9,330	$8,842	$8,842
Provision charged to expense	$1,049	$900	$2,099	$1,900	$3,150
Charge-offs
Agricultural	$—	$—	$—	$—	$—
Commercial & industrial loans(1)	$623	$11	$708	$95	$2,864
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$201	$76	$301	$147	$494
Direct Financing Leases	$—	$—	$4	$—	$—
Credit card loans	$136	$176	$217	$242	$400
Overdrafts	$86	$69	$130	$129	$216

Total	$1,046	$332	$1,360	$613	$3,974

Recoveries
Agricultural	$—	$215	$2	$219	$747
Commercial & industrial loans(1)	$69	$271	$196	$298	$325
Real estate loans	$—	$—	$—	$2	$2
Consumer loans	$119	$30	$193	$45	$95
Direct Financing Leases	$—	$34	$—	$57	$—
Credit card loans	$25	$—	$39	$—	$88
Overdrafts	$13	$14	$27	$33	$55

Total	$226	$564	$457	$654	$1,312

Net loan charge offs (recoveries)	$820	$(232)	$903	$(41)	$2,662

Balance	$10,526	$10,783	$10,526	$10,783	$9,330

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.40%	-0.13%	0.23%	-0.01%	0.38%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.26%	1.54%	1.26%	1.54%	1.26%
Allowance for Loan Losses to Non-Performing Loans	1428.22%	273.75%	1428.22%	273.75%	3019.42%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	7.79%	2.15%	8.58%	0.38%	28.53%
Net Loan Charge-offs to Provision for Loan Losses	78.17%	25.78%	43.02%	2.16%	84.51%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings and by the recovery of previously charged-off balances, and it is reduced by loan charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $149,000 higher in the second quarter of 2006 than in the second quarter of 2005, and $199,000 higher in the first half of 2006 than in the first half of 2005. The provision in the first half of 2006 was used chiefly to build a reserve for losses inherent in incremental loan growth, although a specific reserve was allocated to the $488,000 loan placed on non-accrual during the second quarter of 2006. In 2005, the provision was used to build a reserve for a $2.5 million loan that was ultimately charged off during the latter part of 2005, as well as for loan growth.

The Company had net charge-offs of $820,000 against the allowance in the second quarter of 2006 versus net recoveries of $232,000 in the second quarter of 2005, and net charge-offs of $903,000 for the first half of 2006 relative to net recoveries of $41,000 for the first half of 2005. Although not at alarming levels, charge-offs in the second quarter and first half of 2006 are higher than in 2005 largely because of the charge-off of a single $400,000 commercial loan. The loan was charged off because of the borrower’s inability to provide evidence of sufficient capacity to fully repay principal, although the borrower is cooperative and appears to be meeting a revised repayment schedule. The $2.7 million net charge-off shown for the year for 2005 includes the fourth-quarter charge-off of a $2.5 million unsecured commercial loan, as discussed in detail in our most recently filed Form 10-K.

The Company considers its allowance for loan and lease losses at June 30, 2006 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $49 million at June 30, 2006 relative to the $50 million balance at December 31, 2005. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $38 million average of cash and due from banks for the first six months of 2006 was the same as average for all of 2005, despite two additional branches. Average cash balances have been well-controlled due to close monitoring and efficient management of branch cash levels. It is expected that as additional branches commence operations in the future, the Company’s balance of cash will increase to meet the needs of those branches.

Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis. The balance of these non-marketable equity securities was $8.5 million at June 30, 2006 and $5.3 million at December 31, 2005, an increase of $3.2 million that was necessitated by our increased level of short-term FHLB borrowings.

Net premises and equipment increased negligibly during the first quarter of 2006, as did other assets. At June 30, 2006, the Company’s other assets included a $6.6 million net deferred tax asset. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes, therefore the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Other noteworthy changes in assets include an increase of close to $1 million, or 43%, in operating leases, and an increase of over $1 million, or 22%, in accrued interest receivable. The increase in operating leases came about because of increased operating lease origination activity, and the increase in accrued interest receivable is the result of higher interest-earning asset balances and higher interest rates.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000. Overall, deposits increased by $16 million, or 2%, to $831 million at June 30, 2006 from $816 million at December 31, 2005.

Among core deposit categories, non-interest demand deposits dropped by $10 million, or 4%, NOW accounts fell by $5 million, or 7%, savings account balances declined by $3 million, or 4%, and money market accounts increased by $27 million, or 25%. The decline in transaction and savings accounts during the first half of 2006 appears to be typical for many financial institutions around the country. This is likely the result of systemic migration of core deposit balances into higher-yielding alternatives, which has intensified competition for the remaining deposits. Our increase in money market accounts is the result of a new money market sweep account for businesses, which had a balance of over $50 million at June 30, 2006. The money market sweep account pays relatively aggressive rates, and much of this money was transferred from lower-cost deposits or customer repurchase agreement money already with the Company. Nevertheless, we view this new account as a defensive product that can help us retain deposits, as well as help us compete more effectively for new commercial deposits.

Other deposit changes are as follows: TDOA’s, IRA’s and KEOGH’s increased by a combined $1.5 million, or 7%, other time deposits of less than $100,000 declined by $1 million, or 1%, and jumbo time deposits (of $100,000 or greater) increased by $6 million, or 3%. Jumbo time deposits would have declined by $25 million if not for a $31 million increase in relatively high-cost brokered CD’s. The Company had a total of $66 million in brokered deposits on its books at June 30, 2006 and $35 million at year-end 2005. Maturities of these deposits are staggered over the next five months, and it is our intention to replace them with internally-generated branch deposits when possible.

Management plans to address the decline in lower-cost core deposit balances by supplementing the Company’s deposit products to include remote deposit capture capabilities, modifying retail deposit offerings to better align them with market demand, and intensifying marketing and cross-sell efforts. An officer incentive program specifically targeting deposits has also been implemented.

Information concerning average balances and rates paid on deposits by deposit type for the three months and six months ended June 30, 2006 and June 30, 2005 is contained in the “Average Rates and Balances” tables appearing above in the section titled “Net Interest Income and Net Interest Margin.”

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

As of June 30, 2006, FHLB borrowings specifically linked to the leverage strategy discussed above in “Investments” comprised all of the Company’s $27 million in long-term borrowings. In addition, short-term borrowings include $19 million in fixed-rate FHLB borrowings which were obtained at the commencement of the leverage strategy but which mature next April, and were thus moved out of long-term borrowings during the second quarter of 2006. Another $19 million block of our term FHLB borrowings matured in April, so the net effect of leverage-related funding on our short-term borrowing position was minimal. The balance of our leverage-related funding is in the form of short-term FHLB borrowings that are renewed every 30 to 60 days.

Short-term borrowings increased by $62 million, or 150%, during the first half of 2006, since short-term and overnight FHLB advances were utilized to fund the majority of the Company’s loan growth. The Company also uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. The $25 million in overnight fed funds purchased on the Company’s books as of June 30, 2006, also represents funding used to support loan growth. There were no fed funds purchased at December 31, 2005. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $19 million at June 30, 2006. This is $8 million lower than the $27 million balance at the end of

December 2005, due in large part to the migration of some of these “secured” balances to our new unsecured money market sweep product.

The Company’s junior subordinated debentures increased by $15 million in the first half of 2006, due to the private issuance of $15 million in trust preferred securities (“TRUPS”) through a newly-established subsidiary, Sierra Capital Trust III, as part of a pooled transaction with several other financial institutions. The securities mature on September 23, 2036, and are callable at par after five years. They bear interest at a quarterly adjustable rate of three-month LIBOR plus 1.4%. While these securities currently qualify as Tier 2 capital for regulatory purposes, no assurance can be given that this capital treatment will continue to apply in the future. The proceeds will likely be used to retire $15 million in TRUPS that bear interest at a rate of six-month LIBOR plus 3.75%, and which become callable in December 2006. The decision to replace the Company’s first issuance of TRUPS was driven by cost considerations, as was the decision to issue new TRUPS six months prior to the call date of the TRUPS being replaced. Rate spreads on trust preferred securities have declined dramatically over the past several years, but have recently started to increase and appear likely to climb further in coming months. Spreads above LIBOR for TRUPS issued in July 2006, for example, appear to be in the 1.6% to 1.7% range.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Within this category, the largest change in the first half of 2006 was in accrued interest payable, which increased by $306,000 because of the increase in interest rates.

LIQUIDITY AND MARKET RISK MANAGEMENT

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. To identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis.

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

The Company uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit the projected change in net interest income relative to the stable rate scenario for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of June 30, 2006, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	3,103	-$	1,653	-$	506	$354	$538	$680
% Change		-5.27%		-2.81%		-0.86%	0.60%	0.91%	1.15%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, net interest income over the next twelve months would likely be $1.7 million, or 2.8%, lower than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $538,000, or 0.9%, higher than net interest income in a flat rate scenario. According to these simulations the Company is asset sensitive over a one-year time frame, meaning that assets will re-price more quickly than liabilities. This is supported by fact the Company has, in the past, seen erosion in its interest margin when rates have declined but has benefited from rising rates. Our asset sensitivity can be explained in part by fact that well over half of our loan portfolio consists of variable-rate and adjustable-rate loans. On the other side of the balance sheet, we have a relatively large level of interest-free demand deposits and other non-maturity deposits that are not extremely sensitive to interest rate changes.

The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates are still relatively close to a floor of zero. As rates on interest-bearing liabilities hit this floor the Company’s earning asset yields continue to fall, creating significant compression in the Company’s net interest margin. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. Our interest rate risk profile has changed somewhat over the course of the year as we have added more long-term fixed-rate loans, and our exposure to declining rates has been mitigated to some extent. This effect was partially offset by the disproportionate growth in liabilities that are more rate-sensitive, however.

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

The amount of change in economic value under different interest rate scenarios is dependent upon the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain value as interest rates rise and lose value as interest rates decline. The longer the maturity of the financial instrument, the greater the impact a given rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are also projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$1,479	$3,033	$3,333	-$	6,489	-$	14,376	-$	22,098
% Change	0.74%	1.52%	1.67%		-3.25%		-7.21%		-11.08%

The drop in EVE as rates increase is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that $540 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, more than offset the increase in the value of fixed-rate loans. During the first half of 2006, the addition of fixed-rate loans has caused the negative slope in rising rate scenarios to become steeper, and the negative slope in declining rate scenarios to slightly flatten.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2006, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $46 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $21 million at June 30, 2006. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $141 million at June 30, 2006. An additional $68 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up to $2.3 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 17.4% and 72%, respectively, at June 30, 2006, as compared to internal policy guidelines of greater than 10% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. While the average loans to core deposits and net non-core funding dependence ratios were slightly above policy guidelines as of June 30, 2006, we anticipate that our efforts to increase core deposits will bring the ratios below guideline levels by year-end and that no further corrective actions will be necessary, although no assurance can be provided that this will be the case.

CAPITAL RESOURCES

At June 30, 2006, the Company had total shareholders’ equity of $83.5 million, comprised of $14.2 million in common stock, $72.9 million in retained earnings, and a negative $3.6 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2005 was $78.8 million. The $4.7 million increase in shareholders’ equity during the first half of 2006 was due primarily to the addition of net earnings, less $2.5 million in dividends paid. However, it also includes a $2.1 million increase from the issuance of shares on exercised stock options, including the tax effect of such exercised options, a $2.6 million decrease due to the impact of shares repurchased and retired by the Company, and a $1.8 million decline in the market value of investment securities (net of the tax impact) which reduced accumulated other comprehensive income by the same amount.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. Our first $15 million in trust-preferred securities was issued in November 2001, and becomes callable in December 2006. As discussed in the Other Interest-Bearing Liabilities section above, we have “pre-funded” the replacement of these securities, which temporarily increases our total outstanding TRUPS balance to $45 million from $30 million. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at June 30, 2006, $29 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $16 million.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)

	June 30, 2006	December 31, 2005	Minimum Requirement for Well Capitalized Bank
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	14.41%	13.50%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.61%	12.01%	6.00%
Tier 1 Leverage Ratio	9.91%	9.87%	5.00%
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.07%	12.46%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	10.95%	11.34%	6.00%
Tier 1 Leverage Ratio	9.33%	9.31%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities

On June 15, 2006, the Company issued an aggregate of $15,464,000 in principal amount of its Floating Rate Junior Subordinated Debt Securities due 2036 (the “Subordinated Debt Securities”). The Subordinated Debt Securities mature on September 23, 2036, and are callable at par after five years. They bear interest at a quarterly adjustable rate of three-month LIBOR plus 1.40%. Interest payments on the Subordinated Debt Securities may be deferred at the option of the Company, but the Company has no intention of taking advantage of this option. If the Company were to do so, then during any period in which the Company had deferred payment of interest otherwise due and payable on the Subordinated Debt Securities, it would not be permitted to make any dividends or distributions with respect to its capital stock.

All of the Subordinated Debt Securities were issued to Sierra Capital Trust III, a Delaware statutory business trust and a wholly-owned subsidiary of the Company (the “Trust”). The Subordinated Debt Securities were not registered under the Securities Act in reliance on the exemption set forth in Section 4 (2) thereof. The Subordinated Debt Securities were issued to the Trust in consideration for the receipt of the net proceeds raised by the Trust from the sale of $15,000,000 in principal amount of the Trust’s Floating Rate Capital Securities (the “Trust Preferred Securities”) plus $464,000 from the sale of common securities issued to the Company. ABN AMRO, INC. acted as the placement agent in connection with the offering of the Trust Preferred Securities.

The sale of the Trust Preferred Securities was part of a larger transaction arranged by the placement agent pursuant to which the Trust Preferred Securities were deposited into a special purpose vehicle along with similar securities issued by a number of other issuers and the special purpose vehicle then issued its securities to other investors pursuant to applicable securities law exemptions. The Trust Preferred Securities were not registered under the Securities Act in reliance on exemptions set forth in Rule 144A, Regulation D and Regulation S, as applicable. The proceeds received by the Company will be used to retire an earlier issue of $15 million in trust preferred securities and related subordinated debt securities that will become callable in December 2006. More generally, the Company uses the proceeds from its trust preferred transactions for general corporate purposes, including support for the growth and expansion of Bank of the Sierra.

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2006:

	April	May	June
Total shares purchased	None	30,000	70,000
Average per share price	N/A	$25.25	26.04
Number of shares purchased as part of publicly announced plan or program	None	30,000	70,000
Maximum number of shares remaining for purchase under a plan or program (1)	328,700	298,700	228,700

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company in the open market from time to time, and that amount was supplemented by 250,000 shares on May 19, 2005 and another 250,000 shares on March 16, 2006.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 24, 2006. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
Gregory A. Childress	6,237,462	328,326
Robert L. Fields	6,528,729	37,059
James C. Holly	6,259,719	306,069
Morris A. Tharp	6,534,229	31,559

There were no broker non-votes received with respect to this item.

The terms of the following directors continued after the shareholders’ meeting: Albert L. Berra, Vincent L. Jurkovich, Robert H. Tienken, and Gordon T. Woods.

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.10	Split Dollar Agreement for Kenneth R. Taylor (9)

10.11	Split Dollar Agreement for Kenneth E. Goodwin (9)

10.12	Split Dollar Agreement for James C. Holly (9)

10.13	Split Dollar Agreement for Charlie C. Glenn (9)

10.14	Director Retirement Agreement for Howard Smith (9)

10.15	Director Retirement Agreement for Robert Tienken (9)

10.16	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (9)

10.17	Director Retirement Agreement and Split dollar Agreement for Robert Fields (9)

10.18	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (9)

10.19	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (9)

10.20	Director Retirement Agreement and Split dollar Agreement for Albert Berra (9)

10.21	Director Retirement Agreement and Split dollar Agreement for Gregory Childress (9)

10.22	401 Plus Non-Qualified Deferred Compensation Plan (9)

10.23	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (5)

10.24	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (5)

10.25	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (5)

10.26	Indenture dated as of June 15, 2006 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer

10.27	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006

10.28	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006

11	Statement of Computation of Per Share Earnings (6)

14	Code of Ethics (7)

21	Subsidiaries of Sierra Bancorp (8)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(6)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(7)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 24, 2004 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 9, 2006	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

August 9, 2006	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer