Form 10-Q
period 2006-09-30
SIERRA BANCORP
filed 2006-11-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Common stock, no par value, 9,824,708 shares outstanding as of October 31, 2006

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$41,870	$50,147
Federal Funds Sold	615	—

Total Cash & Cash Equivalents	42,485	50,147
Securities available for sale	189,579	193,676
Loans and leases:
Gross loans and leases	868,493	741,360
Allowance for loan and lease losses	(10,848)	(9,330)
Deferred loan and lease fees, net	(3,250)	(2,250)

Net Loans and Leases	854,395	729,780
Restricted stock	8,940	5,299
Premises and equipment, net	18,343	18,055
Operating leases, net	2,923	2,113
Other real estate	—	533
Accrued interest receivable	6,557	5,100
Other assets	50,007	47,983

TOTAL ASSETS	$1,173,229	$1,052,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Demand	$253,926	$282,451
Interest bearing demand	59,484	69,088
Savings	64,838	71,901
MMDA’s	127,948	107,045
TDOA’s, IRA’s & KEOGH’S	23,899	22,480
Time deposits < $100,000	106,092	90,639
Time deposits > $100,000	194,807	172,067

Total Deposits	830,994	815,671
Federal funds purchased and repurchase agreements	46,971	26,791
Short Term Borrowings	116,600	41,070
Long Term Borrowings	27,000	46,000
Accrued interest payable	2,776	1,459
Other liabilities	13,620	12,004
Junior subordinated debentures	46,392	30,928

TOTAL LIABILITIES	1,084,353	973,923

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,788,005 and 9,723,320 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	14,749	12,221
Retained earnings	76,384	68,382
Accumulated other comprehensive income	(2,257)	(1,840)

TOTAL SHAREHOLDER’S EQUITY	88,876	78,763

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,173,229	$1,052,686

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME & COMPREHENSIVE INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2006	2005	2006	2005
INTEREST INCOME:
Federal funds sold and interest bearing deposits	$8	$9	$25	$83
US Treasury securities	4	4	12	12
US Gov’t agencies	203	168	587	342
State and political subdivsions	519	398	1,509	1,095
Mortgage-backed securities	1,351	1,467	4,164	4,571
Loans and leases, including fee income	19,046	14,875	52,718	40,704

Total interest income	21,131	16,921	59,015	46,807
INTEREST EXPENSE:
Interest on deposits	4,314	2,269	10,879	5,920
Interest on borrowed funds	2,869	1,230	6,588	3,488

Total interest expense	7,183	3,499	17,467	9,408
Net Interest Income	13,948	13,422	41,548	37,399
Provision for loan losses	1,051	450	3,150	2,350

Net Interest Income after Provision for Loan Losses	12,897	12,972	38,398	35,049
OTHER OPERATING INCOME:
Service charges on deposit accounts	1,498	1,447	4,493	4,013
Gains on sales of loans	—	5	—	523
Other	1,310	1,204	3,730	2,910

Total other operating income	2,808	2,656	8,223	7,446
OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,083	3,630	12,194	11,449
Occupancy expense	1,672	1,544	4,822	4,540
Other	2,536	2,854	7,835	8,798

Total other operating expenses	8,291	8,028	24,851	24,787

INCOME BEFORE PROVISION FOR INCOME TAXES	7,414	7,600	21,770	17,708
Provision for income taxes	2,512	2,754	7,319	5,850

NET INCOME	$4,902	$4,846	$14,451	$11,858

Other comprehensive gain/(loss), unrealized gain/(loss) on securities available for sale, net of income taxes	1,364	(450)	(417)	(1,325)
COMPREHENSIVE INCOME	$6,266	$4,396	$14,034	$10,533

PER SHARE DATA
Book value	$9.08	$7.96	$9.08	$7.96
Cash dividends	$0.14	$0.11	$0.40	$0.33
Earnings per share basic	$0.50	$0.50	$1.48	$1.21
Earnings per share diluted	$0.48	$0.47	$1.41	$1.14
Average shares outstanding, basic	9,774,347	9,786,469	9,764,370	9,774,672
Average shares outstanding, diluted	10,289,189	10,366,161	10,276,702	10,385,287

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$14,451	$11,858
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	$(9)	$(75)
Gain on sales of loans	—	(523)
Loss (Gain) on sale of other real estate	18	(53)
Writedown to OREO	133	616
Expense for options granted under 123(R)	261	—
Provision for loan losses	3,150	2,350
Depreciation and amortization	2,598	2,394
Net amortization on securities premiums and discounts	535	996
Decrease in unearned net loan fees	1,000	321
Increase in cash surrender value of life insurance policies	(578)	(2,380)
Proceeds from sales of loans held for sale	—	33,390
Originations of loans held for sale	—	(32,429)
(Increase) Decrease in interest receivable and other assets	(5,986)	(31)
Increase in other liabilities	3,577	4,706
Tax benefit from equity based compensation	(868)	—

Net cash provided by operating activities	18,282	21,140

Cash Flows from Investing Activities
Maturities of securities available for sale	4,234	3,585
Proceeds from sales/calls of securities available for sale	925	2,004
Purchases of securities available for sale	(22,638)	(42,574)
Principal paydowns on securities available for sale	20,282	29,408
Increase in loans receivable, net	(128,765)	(29,358)
Purchases of premises and equipment, net	(3,696)	(1,980)
Proceeds from sales of other real estate	399	1,399

Net cash (used in) provided by investing activities	(129,259)	(37,516)

Cash Flows from Financing Activities
Increase in deposits	15,323	51,984
Increase in federal funds purchased	25,000	10,600
Increase (Decrease) in borrowed funds	56,530	(38,800)
(Decrease) Increase in repurchase agreements	(4,820)	4,346
Proceeds from issuance of subordinated debentures	15,464	—
Cash dividends paid	(3,907)	(3,230)
Stock repurchased	(2,642)	(3,919)
Stock options exercised	1,499	2,168
Tax benefit from equity based compensation	868	—

Net cash provided by financing activities	103,315	23,149

(Decrease) Increase in cash and due from banks	(7,662)	6,773
Cash and Cash Equivalents
Beginning of period	50,147	36,735

End of period	$42,485	$43,508

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s main source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, and the cost of servicing debt, will generally be paid from dividends paid to the Company by the Bank, and cash raised via capital trust pass-through securities and retained at the holding company.

At the present time, the Company’s only other direct subsidiaries are Sierra Capital Trust I, Sierra Statutory Trust II, and Sierra Capital Trust III, which were formed in November 2001, March 2004, and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. We currently operate twenty full service branch offices throughout this geographic footprint. The Bank’s two newest branches opened in Reedley in December 2005 and Bakersfield in February 2006, and our next branch is expected to open in the city of Delano in the first quarter of 2007. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

On December 16, 2004, the FASB published Statement No. 123 (Revised 2004), Share-Based Payment. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. It revises FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that stock-based compensation transactions be recognized as compensation expense in the income statement based on their fair values at the date of grant. Companies transitioning to fair value based accounting for stock-based compensation are required to use the “modified prospective” method, whereby they must recognize equity compensation cost from the beginning of the period in which the recognition provisions are first applied as if the fair value method had been previously used to account for all equity compensation awards granted, modified, or settled in fiscal years beginning after December 31, 1994. As allowed by SEC release no. 33-8568, the Company began expensing unvested stock options commencing January 1, 2006. The impact was an increase of $100,000 in pre-tax compensation expense for the first quarter, $87,000 in the second quarter, and $75,000 in the third quarter of 2006. In prior periods, the Company disclosed the pro-forma impact of this accounting methodology pursuant to previously accepted accounting principles.

On September 7, 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.” The consensus is consistent with the EITF’s tentative conclusion reached in June that the recognition of a liability is required for the postretirement benefits provided through an endorsement split-dollar life insurance arrangement. However, the final consensus differs from the tentative conclusion with regard to the nature and amount of the liability to be accrued and the timing of implementation. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period. However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, we anticipate that our accrual requirement will, for the most part, be limited to the postretirement cost of insurance. While it is difficult to estimate at this point, the financial statement impact should be significantly less than if we were required to accrue for the present value of the death benefit. The new guidance will be effective for fiscal years beginning after December 15, 2007. Transition to the new guidance requires a cumulative-effect adjustment to retained earnings at the beginning of the year of implementation, to reflect the change in accounting principle.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2006 and 2005, cash paid for interest due on interest-bearing liabilities was $16.2 million and $8.2 million, respectively. There was $5.5 million in cash paid for income taxes during the nine months ended September 30, 2006, and $2.1 million paid for income taxes during the nine months ended September 30, 2005. There was no real estate acquired in the settlement of loans for the nine months ended September 30, 2006, and $101,000 acquired for the nine months ended September 30, 2005. There were no loans made to finance the sale of other real estate for the nine months ended September 30, 2006, and $763,000 for the nine months ended September 30, 2005.

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

The Company is using the Black-Scholes model to value stock options. The “multiple option” approach is used to allocate the resulting valuation to actual expense for current periods, and to pro-forma expense in disclosures for periods prior to 2006. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the

FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. The following table illustrates the pro-forma effect on net income and earnings per share for the quarter and nine months ended September 30, 2005:

	For the three-month period ended September 30, 2005	For the nine-month period ended September 30, 2005
Net income, as reported (in $000’s)	$4,846	$11,858
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects (in $000’s)	72	164

Pro forma net income (in $000’s)	$4,774	$11,694

Basic earnings per share - as reported	$0.50	$1.21
Basic earnings per share - pro forma	$0.49	$1.20
Diluted earnings per share - as reported	$0.47	$1.14
Diluted earnings per share - pro forma	$0.46	$1.13
Weighted average fair value of options granted during period	$6.05	$6.29
Assumptions for determining fair values:
Dividend yield	2.1%	2.0%
Projected stock price volatility	29.7%	29.9%
Risk-free interest rate	4.11%	3.99%
Expected option term (from vesting date)	3.0 years	2.9 years

There were no stock options granted by the Company in the first quarter of 2006, but the Company granted 13,000 shares in the second quarter and 15,000 shares in the third quarter of 2006. The options granted during the third quarter had an average fair value of $7.07 per share, using the following assumptions: Expected dividend yield of 1.8%; volatility of 25.7%; average risk-free interest rate of 4.82%; and expected average option term of 4.8 years. Pursuant to the provisions of Statement 123(R), a charge of $75,000 was reflected in the Company’s income statement during the third quarter of 2006, and $262,000 was reflected during the first nine months of 2006, as pre-tax compensation expense related to outstanding and unvested stock options. This pre-tax expense equates to a reduction of approximately $44,000 and $152,000 in net income after taxes for the third quarter and first nine months of 2006, respectively.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,774,347 weighted average shares outstanding during the third quarter of 2006, and 9,786,469 during the third quarter of 2005. There were 9,764,370 weighted average shares outstanding during the first nine months of 2006, and 9,774,672 during the first nine months of 2005.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive transactions and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2006, the dilutive effect of options outstanding calculated under the treasury stock method totaled 514,842 and 512,332 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2005, shares totaling 579,692 and 610,615, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-month Period Ended September 30,		For the Nine-month Period Ended September 30,
	2006	2005	2006	2005
Net income	$4,902	$4,846	$14,451	$11,858
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	2,363	(754)	(759)	(2,242)
Less: reclassification adjustment	9	9	9	9

Pre-tax other comprehensive inc/(loss)	2,354	(763)	(768)	(2,251)
Less: tax impact of above	990	(313)	(351)	(926)

Net other comprehensive income/(loss)	1,364	(450)	(417)	(1,325)

Comprehensive income	$6,266	$4,396	$14,034	$10,533

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

	September 30, 2006	December 31, 2005
Commitments to extend credit	$282,528	$270,608
Standby letters of credit	$17,282	$16,630
Commercial letters of credit	$11,533	$0
Credit card commitments	$40,245	$45,906

Commitments to extend credit consist primarily of unfunded single-family residential construction loans and home equity lines of credit, and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Bank to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Bank’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Credit card commitments represent available balances on credit cards.

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

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information and disclosures contained within those statements are significantly impacted by Management’s estimates and judgments, which are based on historical experience and various other assumptions that are believed to be reasonable under current circumstances. Actual results may differ from those estimates under divergent conditions.

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; loan origination costs, which are estimated in the aggregate by loan type based on an annual evaluation of expenses (primarily salaries and benefits) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually based on changes in the market capitalization of the Company and for which management has determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2006 Compared to Third Quarter 2005

Net income for the quarter ended September 30, 2006 was $4.9 million compared with $4.8 million for the quarter ended September 30, 2005, an improvement of about 1%. Basic and diluted earnings per share for the third quarter of 2006 were $0.50 and $0.48, compared to $0.50 and $0.47 for the third quarter of 2005. The Company’s annualized return on average equity was 22.73% and annualized return on average assets was 1.68% for the quarter ended September 30, 2006, compared to a return on equity of 25.03% and return on assets of 1.88% for the quarter ended September 30, 2005. The primary drivers behind the variance in net income are as follows:

•	The increase in net income in the third quarter of 2006 relative to 2005 was relatively small because third quarter 2005 results include the impact of the sale of a large non-accruing loan. That sale resulted in the recovery of $536,000 in interest and fees (credited to interest income), and the recovery of $525,000 in previously charged-off principal (added back to the allowance for loan and lease losses). Another non-recurring item in the third quarter of the previous year was a $350,000 charge to write down an OREO property.

•	Net interest income increased by $526,000, or 4%, primarily because average interest-earning assets were $119 million higher due to loan growth. As noted in the previous bullet point, the increase would have been larger if not for the impact of the interest recovery in the prior year.

•	The Company’s net interest margin was 45 basis points lower in the third quarter of 2006 than in the third quarter of 2005. About 23 basis points of the difference can be explained by the interest recovery in the prior year, and the rest is due to the fact that most of the increase in earning assets has been funded by relatively high-cost short-term borrowings and brokered deposits and is thus low-margin growth.

•	The provision for loan losses was $601,000 higher in the third quarter of 2006, primarily because of the impact of the aforementioned loan sale on the allowance for loan and lease losses in the third quarter of 2005 but also as the result of loan growth.

•	The expense recorded for salaries and benefits increased by $453,000, or 12%. Most of the increase resulted from additional salaries and benefits related to our newest branches, regular annual salary adjustments, and $75,000 in stock option expense accruals in the third quarter of 2006.

•	Other operating expenses (operating expenses other than salaries and benefits and occupancy expense) fell by $318,000, or 11%, primarily because of the $350,000 OREO write-down in the third quarter of 2005.

•	The Company’s tax accrual rate dropped to 33.9% of pre-tax income in the third quarter of 2006 from 36.2% in the third quarter of 2005, due to a higher level of tax-exempt interest earned on municipal bonds and an increase in tax credits generated by low-income housing investments.

First Nine Months of 2006 Compared to First Nine Months of 2005

Net income for the first nine months of 2006 was $14.5 million, which is $2.6 million higher than net income for the first nine months of 2005 and represents a 22% increase. Basic and diluted earnings per share were $1.48 and $1.41 for the first nine months of 2006, compared to $1.21 and $1.14 for the first nine months of the prior year. The Company realized an annualized return on average equity of 23.31% for the first nine months of 2006 and 21.27% for the first nine months of 2005, and achieved a return on assets for the same periods of 1.74% and 1.57%, respectively. The principal reasons for the net income variance for the first nine months include the following:

•	Net interest income increased by $4.1 million, or 11%, mainly because of a $95 million increase in average interest-earning assets resulting from strong loan growth.

•	The Company’s net interest margin was five basis points higher in the first nine months of 2006 than in the first nine months of 2005. While a lower margin might have been expected for the same reasons outlined in the quarterly comparison, the negative impact of low-margin growth and the prior-year interest recovery increase were offset by the Company’s asset-sensitive position in a rising interest rate environment, combined with a decline in non-performing assets.

•	Service charges on deposits increased by $480,000, or 12%, due to higher returned item and overdraft charges and service charges on higher-risk accounts.

•	There was no loan sale income in the first nine months of 2006 since no loans were sold, but because of market and timing considerations $21 million in mortgage loans were sold in March 2005 which accounts for the majority of the $523,000 reflected in gains on sales of loans during the first nine months of 2005.

•	Other non-interest income increased by $820,000, or 28%, due in large part to a $330,000 non-recurring charge against income in the first quarter of 2005 to write down the Company’s investment in Diversified Holdings, a title insurance holding company. However, there were also relatively strong increases in debit card interchange fees, rental income on operating leases, currency order charges, and other core operating income components.

•	Salaries and benefits increased by $745,000, or 7%. The increase includes regular annual increases, salaries and benefits associated with the Bank’s two newest branches, and $262,000 in stock option expenses, but is net of a $386,000 increase in deferred loan origination salaries. The cost of benefits declined by $86,000, due mainly to a drop in workers compensation costs.

•	Other non-interest expenses (operating expenses other than salaries and benefits and occupancy expense) fell by $963,000, or 11%, due to a $484,000 decline in marketing expenses as well as lower accounting, consulting and legal costs. The previously-noted $350,000 charge to OREO expense in the third quarter of 2005 and another $200,000 write-down earlier that same year also contributed to the overall decline.

•	The year-to-date tax accrual rate for 2006 was slightly higher than in 2005. A decline in the Company’s Enterprise Zone interest deduction partially offset the increases in tax-exempt income and low-income housing tax credits, thus the increase in pre-tax income was proportionately higher than the increase in deductible items and tax credits.

FINANCIAL CONDITION SUMMARY

September 30, 2006 relative to December 31, 2005

The Company’s total assets were $1.17 billion at September 30, 2006, an increase of $121 million, or 11%, over total assets of $1.05 billion at December 31, 2005. The most significant characteristics of and changes in the Company’s balance sheet during the first nine months of 2006 are outlined below:

•	Gross loan and lease balances increased by $127 million, or 17%, ending the period at $868 million. The increase was mostly due to organic growth resulting from strong commercial loan demand in our service areas.

•	Nonperforming assets remained at nominal levels, ending the period at 0.07% of gross loans plus other real estate owned (“OREO”), slightly lower than the 0.11% ratio at December 31, 2005. The Company’s last remaining OREO was sold earlier in 2006, and the OREO balance is currently at zero.

•	The Company had net loan losses of $1.6 million in the first nine months of 2006 compared to net recoveries of $254,000 in the first nine months of 2005. Based on recent developments, management anticipates that collections on a $443,000 loan balance charged off in the third quarter of 2006 will help to reduce net charge-offs through the end of 2006, although no assurance can be given in that regard.

•	The Company’s investment in restricted stock increased by about $4 million, or 69%. Our restricted stock is primarily stock of the Federal Home Loan Bank, and the increase was necessitated by our increased level of FHLB borrowings as noted below.

•	Total deposits increased by $15 million, or 2%, but would have declined $25 million if not for a $40 million increase in wholesale-sourced brokered deposits. While core demand deposit, NOW, and savings balances fell by a combined $45 million, money market deposit accounts were $21 million higher due to the Company’s new money market sweep product and time deposits of less than $100,000 increased by $15 million due to promotional efforts.

•	Long-term borrowings declined, as the remaining maturity on $19 million in term FHLB borrowings dropped to less than one year and the borrowings were reclassified as short-term. Short-term and overnight FHLB borrowings, which were used to fund much of the Company’s growth in assets, increased by a total of $76 million. Customer repurchase agreement money dropped $5 million, while overnight “fed funds” borrowed from correspondent banks increased $25 million.

•	In June 2006, the Company issued $15 million in junior subordinated debentures to support the issuance of trust preferred securities by a wholly-owned trust subsidiary. The proceeds from this issuance had the immediate effect of reducing short-term borrowings, but will eventually be used to retire $15 million in higher-cost trust preferred securities when those securities become callable in December 2006.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income for the third quarter of 2006 was $13.9 million compared to $13.4 million in the third quarter of 2005, an increase of $526,000, or 4%. For the first nine months, net interest income increased by $4.1 million, or 11%, to $41.5 million in 2006 from $37.4 million in 2005. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, as happened in the third quarter of 2005, the recovery of interest on loans that have been on non-accrual and are either sold or placed back on accrual will also impact net interest income.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended September 30, 2006 (a) (b) (f)			For the Quarter Ended September 30, 2005 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$650	$8	4.88%	$1,044	$9	3.42%
Taxable	$138,458	$1,558	4.46%	$165,348	$1,639	3.93%
Non-taxable	$51,375	$519	6.17%	$39,560	$398	6.05%
Equity	$9	$—	0.00%	$8	$—	0.00%

Total Investments	$190,492	$2,085	4.92%	$205,960	$2,046	4.34%

Loans and Leases: (c)
Agricultural	$11,578	$240	8.22%	$10,828	$776	28.43%
Commercial	$140,916	$3,376	9.50%	$124,856	$2,561	8.14%
Real Estate	$616,778	$13,671	8.79%	$508,864	$10,183	7.94%
Consumer	$54,523	$1,329	9.67%	$50,476	$1,054	8.28%
Consumer Credit Cards	$8,383	$207	9.80%	$8,583	$210	9.71%
Direct Financing Leases	$14,371	$223	6.16%	$5,257	$91	6.87%
Other	$438	$—	0.00%	$3,481	$—	0.00%

Total Loans and Leases	$846,987	$19,046	8.92%	$712,345	$14,875	8.28%

Total Interest Earning Assets (e)	$1,037,479	$21,131	8.19%	$918,305	$16,921	7.40%

Other Earning Assets	$8,899			$5,814
Non-Earning Assets	$108,668			$98,087

Total Assets	$1,155,046			$1,022,206

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$61,336	$17	0.11%	$67,938	$16	0.09%
Savings Accounts	$67,620	$90	0.53%	$74,128	$99	0.53%
Money Market	$133,867	$972	2.88%	$109,782	$190	0.69%
TDOA’s, IRA & KEOGH’s	$24,046	$214	3.53%	$22,219	$127	2.27%
Certificates of Deposit<$100,000	$95,548	$926	3.84%	$86,759	$572	2.62%
Certificates of Deposit>$100,000	$181,563	$2,095	4.58%	$159,767	$1,265	3.14%

Total Interest Bearing Deposits	$563,980	$4,314	3.03%	$520,593	$2,269	1.73%
Borrowed Funds:
Federal Funds Purchased	$12,219	$165	5.36%	$700	$7	3.97%
Repurchase Agreements	$22,302	$40	0.71%	$30,137	$28	0.37%
Short Term Borrowings	$118,139	$1,481	4.97%	$30,600	$359	4.65%
Long Term Borrowings	$27,000	$212	3.12%	$54,054	$256	1.88%
TRUPS	$46,392	$971	8.30%	$30,928	$580	7.44%

Total Borrowed Funds	$226,052	$2,869	5.04%	$146,419	$1,230	3.33%

Total Interest Bearing Liabilities	$790,032	$7,183	3.61%	$667,012	$3,499	2.08%

Demand Deposits	$263,137			$266,255

Other Liabilities	$16,313			$12,127

Shareholders’ Equity	$85,564			$76,812
Total Liabilities and Shareholders’ Equity	$1,155,046			$1,022,206

Interest Income/Interest Earning Assets			8.19%			7.40%
Interest Expense/Interest Earning Assets			2.75%			1.51%

Net Interest Income and Margin(d)		$13,948	5.44%		$13,422	5.89%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $709 thousand and $597 thousand for the quarters ended September 30, 2006 and 2005.
Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Similar information, only for year-to-date periods, is presented in the Average Balances and Rates table which follows.

Average Balances and Rates

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2006 (a) (b) (f)			Nine Months Ended September 30, 2005 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$781	$25	4.28%	$3,930	$83	2.82%
Taxable	$143,482	$4,763	4.44%	$166,296	$4,925	3.96%
Non-taxable	$50,337	$1,509	6.17%	$36,186	$1,095	6.13%
Equity	$10	$—	0.00%	$8	$—	0.00%

Total Investments	$194,610	$6,297	4.88%	$206,420	$6,103	4.32%

Loans and Leases:(c)
Agricultural	$10,278	$659	8.57%	$11,436	$1,192	13.94%
Commercial	$135,968	$9,471	9.31%	$122,042	$6,997	7.67%
Real Estate	$585,169	$37,671	8.61%	$499,577	$28,612	7.66%
Consumer	$53,137	$3,742	9.42%	$50,139	$3,035	8.09%
Consumer Credit Cards	$8,443	$621	9.83%	$8,620	$644	9.99%
Direct Financing Leases	$12,032	$554	6.16%	$4,255	$224	7.04%
Other	$403	$—	0.00%	$2,930	$—	0.00%

Total Loans and Leases	$805,430	$52,718	8.75%	$698,999	$40,704	7.79%

Total Interest Earning Assets (e)	$1,000,040	$59,015	8.00%	$905,419	$46,807	7.00%

Other Earning Assets	$7,506			$6,369
Non-Earning Assets	$105,271			$96,520

Total Assets	$1,112,817			$1,008,308

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$66,075	$51	0.10%	$67,454	$47	0.09%
Savings Accounts	$69,730	$274	0.53%	$72,334	$286	0.53%
Money Market	$124,128	$2,028	2.18%	$117,743	$586	0.67%
TDOA’s, IRA & KEOGH’s	$23,345	$559	3.20%	$22,051	$335	2.03%
Certificates of Deposit<$100,000	$91,654	$2,420	3.53%	$85,360	$1,458	2.28%
Certificates of Deposit>$100,000	$174,935	$5,547	4.24%	$153,866	$3,208	2.79%

Total Interest Bearing Deposits	$549,867	$10,879	2.65%	$518,808	$5,920	1.53%
Borrowed Funds:
Federal Funds Purchased	$13,823	$518	5.01%	$480	$11	3.06%
Repurchase Agreements	$23,994	$115	0.64%	$28,583	$76	0.36%
Short Term Borrowings	$83,938	$2,867	4.57%	$24,417	$641	3.51%
Long Term Borrowings	$34,586	$768	2.97%	$65,304	$1,164	2.38%
TRUPS	$37,046	$2,320	8.37%	$30,928	$1,596	6.90%

Total Borrowed Funds	$193,387	$6,588	4.55%	$149,712	$3,488	3.11%

Total Interest Bearing Liabilities	$743,254	$17,467	3.14%	$668,520	$9,408	1.88%

Demand Deposits	$271,761			$253,982

Other Liabilities	$14,923			$11,267

Shareholders’ Equity	$82,879			$74,539
Total Liabilities and Shareholders’ Equity	$1,112,817			$1,008,308

Interest Income/Interest Earning Assets			8.00%			7.00%
Interest Expense/Interest Earning Assets			2.34%			1.39%

Net Interest Income and Margin(d)		$41,548	5.66%		$37,399	5.61%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.848 million and $1.533 million for the nine months ended September 30, 2006 and 2005.
Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

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

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended September 30, 2006 over 2005				Nine Months Ended September 30, 2006 over 2005
	Increase(decrease) due to				Increase(decrease) due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
Assets:
Investments:
Federal funds sold / Due from time	$(3)	3	(1)	$(1)	$(67)	43	(34)	$(58)
Taxable	$(267)	222	(36)	$(81)	$(675)	595	(82)	$(162)
Non-taxable(1)	$119	2	—	$121	$428	(10)	(4)	$414
Equity	$—	—	—	$—	$—	—	—	$—

Total Investments	$(151)	$227	$(37)	$39	$(314)	$628	$(120)	$194

Loans and Leases:
Agricultural	$54	(552)	(38)	$(536)	$(121)	(459)	47	$(533)
Commercial	$329	431	55	$815	$798	1,504	172	$2,474
Real Estate	$2,160	1,096	232	$3,488	$4,902	3,549	608	$9,059
Consumer	$85	176	14	$275	$181	496	30	$707
Consumer Credit Cards	$(5)	2	—	$(3)	$(13)	(10)	—	$(23)
Direct Financing Leases	$157	(9)	(16)	$132	$409	(28)	(51)	$330
Other	$—	—	—	$—	$—	—	—	$—

Total Loans and Leases	$2,780	$1,144	$247	$4,171	$6,156	$5,052	$806	$12,014

Total Interest Earning Assets	$2,629	$1,371	$210	$4,210	$5,842	$5,680	$686	$12,208

Liabilities
Interest Bearing Deposits:
NOW	$(2)	3	—	$1	$(1)	5	—	$4
Savings Accounts	$(9)	—	—	$(9)	$(10)	(2)	—	$(12)
Money Market	$42	607	133	$782	$32	1,338	72	$1,442
TDOA’s & IRA’s	$10	71	6	$87	$20	193	11	$224
Certificates of Deposit < $100,000	$58	269	27	$354	$107	796	59	$962
Certificates of Deposit > $100,000	$173	578	79	$830	$439	1,671	229	$2,339

Total Interest Bearing Deposits	$272	$1,528	$245	$2,045	$587	$4,001	$371	$4,959

Borrowed Funds:
Federal Funds Purchased	$115	3	40	$158	$306	7	194	$507
Repurchase Agreements	$(7)	26	(7)	$12	$(12)	61	(10)	$39
Short Term Borrowings	$1,027	25	70	$1,122	$1,563	193	470	$2,226
Long Term Borrowings	$(128)	168	(84)	$(44)	$(547)	286	(135)	$(396)
TRUPS	$290	67	34	$391	$316	341	67	$724

Total Borrowed Funds	$1,297	$289	$53	$1,639	$1,626	$888	$586	$3,100

Total Interest Bearing Liabilities	$1,569	$1,817	$298	$3,684	$2,213	$4,889	$957	$8,059

Net Interest Margin/Income	$1,060	$(446)	$(88)	$526	$3,629	$791	$(271)	$4,149

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $1.1 million to net interest income in the third quarter of 2006 relative to the third quarter of 2005. The positive volume variance is mainly due to growth in average interest-earning assets, as shown in the Average Balances and Rates table for the quarter. Average interest-earning assets were $119 million higher in the third quarter of 2006 than in the third quarter of 2005, an increase of 13%. The increase was due to growth of $135 million, or 19%, in average loan balances, partially offset by a decline of $15 million, or 8%, in average investment balances. Average non-interest assets were 10% of average total assets in the third quarters of both 2006 and 2005, although the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets declined to 32% in the third quarter of 2006 from 35% in the third quarter of 2005. This had the unfavorable effect of increasing the percentage of the Company’s assets that are funded by interest-bearing liabilities. The volume variance was also negatively impacted by a shift on the liability side from lower-cost deposits to higher-cost borrowed funds. The average balance of borrowed funds was $80 million higher in the third quarter of 2006 than in the third quarter of 2005, an increase of 54%, while average interest-bearing deposits increased by only $43 million, or 8%, for the same time periods.

The addition of higher-cost short-term borrowings also impacted the rate variance, as evidenced by the 171 basis point increase in the cost of borrowed funds relative to only a 130 basis point increase in the cost of interest-bearing deposits for the third quarter of 2006 relative to the third quarter of 2005. The changing nature of our money market accounts, of which an increasing proportion are higher-cost sweep account balances, is another factor that influenced the rate variance. The average cost of money market accounts was 219 basis points higher in the third quarter of 2006 than in the third quarter of 2005. Overall, the weighted average cost of interest-bearing liabilities increased by 153 basis points while the weighted average yield on earning assets increased by only 79 basis points, contributing to an unfavorable rate variance of $446,000 for the quarter. As noted previously, though, the recovery of $536,000 in interest and fees in the third quarter of 2005 added approximately 23 basis points to the yield on average earning assets for that quarter. Without that recovery, the rate variance for the quarter would have been slightly positive despite the disproportionate increase in the cost of interest-bearing liabilities. This is because of the Company’s large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. The Company’s net interest position was $251 million in the third quarter of 2005, the base period for the rate variance calculations, thus the rate increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities and had a relatively larger impact.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.44% in the third quarter of 2006 as compared to 5.89% in the third quarter of 2005, a drop of 45 basis points. The Company’s interest rate risk position is slightly asset-sensitive, meaning that all else being equal the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. Rates were rising from the third quarter of 2005 through the third quarter of 2006, but the positive impact this would have had on the Company’s net interest margin was offset by the interest recovery that added 23 basis points to the net interest margin in the third quarter of 2005, in addition to relatively low-margin growth and a drop in average demand deposit balances and low-cost core deposits. The net interest margin on earning assets added in 2006 is estimated at around 3%, much lower than the Company’s net interest margin on pre-existing interest-earning assets since it was funded by relatively expensive borrowed money. Also, for the third quarter of 2006 relative to the third quarter of 2005, the $3 million runoff of average non-interest bearing demand deposits and $13 million decline in comparatively low-cost NOW and savings accounts required replacement by higher-cost borrowed funds and brokered deposits.

For the first nine months of 2006 relative to the first nine months of 2005, the favorable volume variance in net interest income was $3.6 million and the favorable rate variance was $791,000, while the variance attributable to both rate and volume was a negative $271,000. As with the quarterly results, the volume variance was caused primarily by higher earning assets. Interest-earning assets were $95 million, or 10%, higher in the first nine months of 2006. This increase was the result of growth in average loan balances totaling $106 million, or 15%, which was partially offset by a decline of $12 million, or 6%, in average investment balances. The shift in liabilities to higher-cost borrowed funds is also evident in the year-to-date numbers. The average balance of borrowed funds increased $44 million, or 29%. Interest-bearing deposits increased $31 million, but the percentage increase was only 6%. The favorable rate variance for the first nine months was due to the same factors outlined for the quarterly comparison.

The Company’s net interest margin for the first nine months of 2006 was 5.66%, an increase of 5 basis points relative to the net interest margin of 5.61% in the first nine months of 2005. An asset-sensitive interest rate risk position was the main reason for the increase, with the other factors delineated in the quarterly comparison also playing a role in the year-to-date comparison.

During 2006, our net interest margin has been trending downward despite rising short-term interest rates. The net interest margin compaction during the first nine months of 2006 is mainly the result of funding asset growth with FHLB borrowings. While causing net interest margin compression, growth in earning assets has augmented net interest income and enhanced return on equity. Management anticipates that the Company’s net interest margin could experience further compression if short-term interest rates remain static or decline. Nevertheless, we feel that net interest income will continue to increase if loans and core deposits grow as planned, but no assurance can be given that this will, in fact, occur.

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

For the quarter ended September 30, 2006, the Company’s provision for loan and lease losses was $601,000 greater than the amount provided in the third quarter of 2005, an increase of 134%. For the nine months ended September 30, 2006, the loan loss provision increased by $800,000, or 34%. The loan loss provision has been higher in 2006 because of robust growth in loans, as well as the recovery of previously charged-off balances in the prior year which enabled a significant reduction in the loan loss provision during 2005. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the third quarter and first nine months of 2006 relative to the third quarter and first nine months of 2005:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
	2006	% of Total	2005	% of Total	2006	% of Total	2005	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,498	53.35%	$1,447	54.48%	$4,493	54.64%	$4,013	53.90%
Other service charges, commissions & fees	$1,043	37.14%	$871	32.79%	$2,835	34.47%	$2,207	29.64%
Gains on sales of loans	$—	0.00%	$5	0.19%	$—	0.00%	$523	7.02%
Gains on called securities	$9	0.32%	$9	0.34%	$9	0.11%	$9	0.12%
Loan servicing income	$25	0.89%	$33	1.24%	$45	0.55%	$82	1.10%
Bank owned life insurance	$142	5.06%	$198	7.46%	$578	7.03%	$559	7.51%
Other	$91	3.24%	$93	3.50%	$263	3.20%	53	0.71%

Total non-interest income	$2,808	100.00%	$2,656	100.00%	$8,223	100.00%	$7,446	100.00%
As a percentage of average earning assets (2)		1.06%		1.14%		1.09%		1.09%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	$4,083	49.25%	$3,630	45.21%	$12,194	49.07%	$11,449	46.19%
Occupancy costs
Furniture & equipment	$803	9.68%	$790	9.84%	$2,435	9.80%	$2,428	9.79%
Premises	$869	10.48%	$754	9.39%	$2,387	9.60%	$2,112	8.52%
Advertising and marketing costs	$290	3.50%	$337	4.20%	$807	3.25%	$1,291	5.21%
Data processing costs	$305	3.68%	$293	3.65%	$816	3.28%	$904	3.65%
Deposit services costs	$436	5.26%	$326	4.06%	$1,374	5.53%	$967	3.90%
Loan services costs
Loan processing	$37	0.45%	$49	0.61%	$216	0.87%	$227	0.92%
ORE owned	$1	0.01%	$365	4.55%	$151	0.61%	$596	2.40%
Credit card	$178	2.15%	$162	2.02%	$534	2.15%	$460	1.86%
Other operating costs
Telephone & data communications	$207	2.50%	$121	1.51%	$612	2.46%	$634	2.56%
Postage & mail	$86	1.04%	$11	0.14%	$250	1.01%	$268	1.08%
Other	$264	3.18%	$180	2.24%	$802	3.23%	$575	2.32%
Professional services costs
Legal & accounting	$324	3.91%	$492	6.13%	$865	3.48%	$1,347	5.43%
Other professional service	$248	2.99%	$303	3.77%	$848	3.41%	$913	3.68%
Stationery & supply costs	$138	1.66%	$179	2.23%	$472	1.90%	$507	2.05%
Sundry & tellers	$22	0.26%	$36	0.45%	$88	0.35%	$109	0.44%

Total non-interest Expense	$8,291	100.00%	$8,028	100.00%	$24,851	100.00%	$24,787	100.00%

As a % of average earning assets		3.14%		3.45%		3.30%		3.63%
Efficiency Ratio (1)	48.53%		49.06%		48.84%		54.02%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect an increase of $152,000, or 6%, in total other operating income for the quarter ended September 30, 2006 relative to the quarter ended September 30, 2005. Total other operating income declined to 1.06% of average earning assets in the third quarter of 2006 from 1.14% of average earning assets in the third quarter of 2005, due mainly to an increase in average earning assets. For the first nine months, total other operating income was $8.2 million in 2006 and $7.4 million in 2005, representing an increase of $777,000, or 10%. Total operating income was 1.09% of average earning assets in the first nine months of both 2006 and 2005.

For the third quarter, service charges on deposit accounts increased by $51,000, or 4%, primarily because of higher returned item and overdraft charges resulting from higher levels of activity. For the first nine months of 2006, service charges on deposits increased by $480,000, or 12%, compared to 2005. As with the quarter, the year-to-date increase was due primarily to higher returned item and overdraft charges, but service charges on high-risk accounts also contributed to the year-to-date increase.

Other service charges, commissions, and fees increased by $172,000, or 20%, in the third quarter of 2006 relative to the third quarter of 2005. The increase is the result of higher income in a variety of categories, including bill-pay income, check card interchange fees, and currency order charges. In the first nine months of 2006, other service charges, commissions, and fees were 28% higher than in the first nine months of the previous year. The $628,000 year-to-date increase is the result of higher income in the same categories as for the quarter, although rental income from operating leases was also a strong contributor.

There were no gains or losses on the sale of loans in the third quarter or first nine months of 2006, since no loans were sold. Year-to-date results, however, reflect a decline of $523,000 in loan sale income, due to a substantial gain on the bulk sale of $21 million in residential mortgage loans in the first quarter of the prior year. Loan servicing income was down for both the quarter and nine months ended September 30, 2006. We have been holding new ag and SBA loans to further diversify our portfolio, and the number of loans being serviced for others has subsequently declined as there has been no new volume to replace serviced loans that mature or are otherwise repaid.

Bank-owned life insurance (BOLI) income declined by $56,000, or 28%, in the third quarter of 2006 relative to the third quarter of 2005. At September 30, 2006 the Company had $19.0 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, as of the same date the Company had approximately $1.4 million invested in “separate account” BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These BOLI accounts have returns pegged to participant-directed investment allocations, and are thus subject to loss of principal depending on equity market movements. The decline in BOLI income for the quarter was mainly the result of lower returns on separate account BOLI linked to deferred compensation balances. Year-to-date, BOLI income shows an increase of only 19,000, or 3%, again due to relatively low returns on separate account BOLI in 2006.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America. Other non-interest income declined by $2,000, or 2%, for the third quarter, but increased by $210,000 for the year-to-date period. The year-to-date increase is mainly the result of the prior-year write-down of $330,000 of the Company’s $1 million investment in Diversified Holdings Corporation, a title insurance holding company, which was partially offset by a $66,000 gain from the liquidation of a small equity position in an insurance company and a small gain on OREO sales. The Diversified Holdings investment was subsequently written down by an additional $240,000 in the fourth quarter of 2005, although the proceeds from the sale of the primary operating subsidiaries of that company have now slightly exceeded the previous year-end carrying value of our investment, and any future cash receipts will be reflected as recoveries.

Total operating expense (non-interest expense) was $8.3 million for the three months ended September 30, 2006, a $263,000, or 3%, increase relative to total operating expense for the same period in 2005. Because average earning assets increased significantly, non-interest expenses fell to 3.14% of average earning assets for the third quarter of 2006 from 3.45% in the third quarter of 2005. For the first nine months of 2006, total non-interest expense was only $64,000 higher than in the first nine months of 2005. Total non-interest expense fell to 3.30% of average earning assets in the first nine months of 2006, from 3.63% in the first nine months of 2005.

The largest component of non-interest expense, salaries and employee benefits, increased by $453,000, or 12%, for the third quarter of 2006 relative to the third quarter of 2005. The increase was primarily in wages rather than benefits, and was due to third quarter 2006 stock option expense accruals of $75,000, regular annual increases, employee salaries for the new Reedley and Bakersfield Riverlakes branches, and selective staff additions in our back office operations to support branch growth. The cost of benefits increased by only $4,000, or less than 1%, in the third quarter of 2006 relative to the third quarter of 2005, due mainly to declining workers compensation insurance premiums.

Year-to-date, salaries and employee benefits increased by $745,000, or 7%. The percentage increase was lower than for the quarter because of an increase of $386,000, or 15%, in salaries that are directly related to successful loan originations and are thus deferred and amortized as an adjustment to loan yields pursuant to FAS 91. This credit against current salaries was higher because of greater loan origination activity in 2006 than in 2005. Adding back in deferred costs, salaries (excluding benefits) increased by $1.2 million, or 11%, for the same reasons outlined in the quarterly analysis. The stock option expense accrual for the first nine months of 2006 totaled $262,000. Employee benefits actually declined in the first nine months of 2006 relative to the first nine months of the previous year, again primarily because of lower workers compensation insurance costs.

Because of their relatively large increase, salaries and benefits rose to 49.3% of total non-interest expense for the third quarter of 2006 from 45.2% in the third quarter of 2005, and to 49.1% of total non-interest expense in the first nine months of 2006 from 46.2% in the first nine months of 2005.

Occupancy expense increased by $128,000, or 8%, for the third quarter of 2006 relative to the third quarter of 2005, and by $282,000, or 6%, for the first nine months of 2006 relative to the first nine months of 2005. These increases were mostly due to normal annual rent increases plus additional rent and depreciation associated with new branches, along with an increase in the cost of utilities and security services. Occupancy expense was 20.2% and 19.4%, respectively, of total non-interest expense for the third quarter and first nine months of 2006, up from 19.2% and 18.3%, respectively, for the third quarter and first nine months of 2005.

Advertising and marketing costs fell by $47,000, or 14%, for the quarter, and by $484,000, or 37% for the first nine months of 2006, in large part because of the discontinuation of a direct-mail marketing campaign run during 2005, but also due to lower newspaper and radio advertising expenses for the year-to-date period. With the Company’s current focus on attracting new deposits, it is expected that marketing expenses could climb back to or exceed 2005 levels in 2007.

Other sizeable changes in non-interest expenses include data processing costs, deposit services costs, OREO expenses, telecommunications expenses, postage and mail, other operating costs, and legal and accounting costs. The year-to-date decrease in data processing costs is actually related to the increase in the cost of deposit services. Federal Reserve Bank processing charges are in deposit services costs in 2006, but are reflected in data processing costs for 2005. These charges have increased due to a higher fed funds rate. They were $59,000 and $295,000, respectively, for the third quarter and first nine months of 2006, relative to $91,000 and $248,000, respectively, for the third quarter and first nine months of 2005. OREO expenses show a substantial decline for both the quarter and year-to-date periods, due to the $350,000 third-quarter write-down of an OREO property and year-to-date 2005 OREO write-downs totaling $550,000. Telecommunications costs are up $86,000 for the quarter due mainly to the timing of payments, and down $22,000 year-to-date due to overlapping charges in the prior year related to the Company’s conversion to VOIP technology. Postage expenses increased by $75,000 for the quarter, again due to the timing of payments, and declined by $18,000 on a year-to-date basis since they include postage expenses related to the 2005 direct mail marketing campaign described in the previous paragraph. The “other” category under “other operating costs” is up by $84,000, or 47%, for the third quarter of 2006 compared to the third quarter of 2005, and by $227,000, or 39% for the first nine months of 2006 relative to the first nine months of 2005. The increase is due mainly to higher depreciation expense on operating leases and higher education and training costs. Lower consulting, legal, and auditing costs contributed to the reduction of $168,000, or 34%, in legal and accounting costs for the quarter, and $482,000, or 36%, year-to-date. Consulting costs fell because of an operating efficiency review undertaken in 2005, while legal costs were down primarily because of a lower expenses related to lending and collection activities. Audit costs declined due to lower accruals for internal control review costs associated with Section 404 of the Sarbanes-Oxley Act.

Because the percentage increase in net interest plus other income was higher than the increase in non-interest expense, the Company’s tax-equivalent overhead efficiency ratio declined to 48.84% for the first nine months of 2006 relative to 54.02% for the first nine months of 2005. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation.

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

The Company’s tax provision totaled $2.5 million for the third quarter of 2006 and $2.8 million for the third quarter of 2005, representing 34% and 36%, respectively, of pre-tax income for those periods. For the first nine months, the tax provision was $7.3 million in 2006 and $5.9 million in 2005, representing 34% and 33%, respectively, of pre-tax income. For the quarter, the decline in the accrual rate is due to a higher level of tax-exempt interest earned on municipal bonds and an increase in tax credits generated by low-income housing investments. The accrual rate increased slightly for the year-to-date period because a decline in the Company’s Enterprise Zone interest deduction partially offset the increases in tax-exempt income and low-income housing tax credits.

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

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2006		December 31, 2005
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$502	$495	$504	$495
US Gov’t agencies	18,031	17,787	17,360	17,143
Mortgage-backed securities	123,529	119,737	134,455	131,050
State & political subdivisions	51,405	51,550	44,477	44,977
Other equity securities	6	10	6	11

Total Investment Securities	$193,473	$189,579	$196,802	$193,676

The carrying value of the investment portfolio declined by $4 million, or 2%, during the first nine months of 2006. Approximately $63 million of the portfolio total at September 30, 2006 represents remaining balances from the $100 million leverage strategy implemented in April 2004. The leverage balances are funded mostly by $46 million in fixed-rate FHLB borrowings obtained at the commencement of the leverage strategy, of which $27 million is currently classified as long term and $19 million is classified as short term. Short-term FHLB borrowings that are rolled over every 30 to 60 days make up the difference.

During the first nine months of 2006, mortgage-backed securities declined by $11 million due to prepayments, while the balance of municipal bonds increased by $7 million as the Company has taken advantage of relative value in that sector. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $162 million at September 30, 2006, and $164 million at December 31, 2005. There were $615,000 in fed funds sold at September 30, 2006 and none at December 31, 2005, and the Company’s investment in the time deposits of other banks totaled $250,000 at September 30, 2006 and $345,000 at December 31, 2005. Aggregate investments were 16% of total assets at September 30, 2006 and 18% at December 31, 2005.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $868 million at the end of September 2006. This represents an increase of $127 million, or 17%, since December 31, 2005. Net participations purchased account for about $8 million of the increase, while the remainder consists of organic growth. We anticipate that outstanding loan balances will increase by an additional $15 million to $20 million during the fourth quarter of 2006, although no assurance can be given that this growth will materialize.

A comparative schedule of the distribution of the Company’s loans at September 30, 2006 and December 31, 2005, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30 2006	December 31 2005
Agricultural	$12,373	$9,898
Commercial and industrial	$119,374	$100,545
Real Estate:
Secured by commercial/professional office Properties including construction and development	$398,008	$363,094
Secured by residential properties	$177,052	$128,735
Secured by farmland	$53,468	$45,353

Total Real Estate	$628,528	$537,182
Small Business Administration loans	$25,637	$24,190
Consumer loans	$55,693	$51,006
Consumer Credit Cards	$8,169	$8,401
Direct Financing Leases	$18,719	$10,138

Total Loans and Leases	$868,493	$741,360

Percentage of Total Loans and Leases
Agricultural	1.42%	1.34%
Commercial and industrial	13.74%	13.56%
Real Estate:
Secured by commercial/professional office Properties including construction and development	45.83%	48.98%
Secured by residential properties	20.39%	17.36%
Secured by farmland	6.16%	6.12%

Total Real Estate	72.38%	72.46%
Small Business Administration loans	2.95%	3.26%
Consumer loans	6.41%	6.88%
Consumer Credit cards	0.94%	1.13%
Direct Financing Leases	2.16%	1.37%

Total	100.00%	100.00%

Agricultural production loans, which declined during the first quarter of 2006, now show an increase of $2 million, or 25%, for the first nine months of 2006. Ag production loans by their nature are subject to seasonal fluctuations, and we do not expect a net increase in this category for the year. During the first nine months of 2006, commercial and industrial loans reflect a relatively strong increase of $19 million, or 19%, which is fairly consistent with growth in the aggregate portfolio. Total real estate loans increased by $91 million, or 17%, and within that category loans secured by residential properties increased by $48 million, or 38%. About $20 million of the increase in loans secured by residential properties is from an increase in outstanding balances on home equity loans, another $15 million is from growth in residential mortgage loans, and the remainder is in the form of commercial loans where residential real estate was taken as collateral. Loans secured by residential properties increased to 20% of total loans at September 30, 2006, from 17% at December 31, 2005. Other commercial real estate loans increased by $35 million, or 10%, declining as a percentage of total loans since their growth rate was lower than that of the aggregate portfolio. Direct finance leases experienced significant growth during the first nine months of 2006, increasing by $9 million, or 85%. Consumer loans increased by $5 million, or 9%, while consumer credit cards did not change significantly. Small Business Administration (SBA) loans increased by $1 million, or 6%.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and a certain number of agricultural mortgage loans. The balance of loans serviced for others was $15 million as of September 30, 2006, compared to $17 million at December 31, 2005.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit, including credit card lines, totaled $323 million at September 30, 2006 as compared to $317 million at December 31, 2005, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 37% of gross loans outstanding at September 30, 2006, and 43% as of December 31, 2005. In addition to unused loan commitments, the Company had letters of credit totaling $29 million at September 30, 2006 and $17 million at December 31, 2005. This represents 8% of total commitments as of September 30, 2006, and 5% at December 31 2005.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only when cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s nonperforming assets:

Non-performing Assets

(dollars in thousands, unaudited)

	September 30 2006	December 31 2005	September 30 2005
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$282
Commercial and industrial	$8	$—	$2,546
Real Estate
Secured by commercial/professional office properties including construction and development	$21	$—	$—
Secured by residential properties	$194	$—	$27
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$215	$—	$27
Small Business Administration loans	$312	$288	$32
Consumer loans	$30	$21	$38
Consumer Credit cards	$—	$—	$7
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$565	$309	$2,932

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING: (as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and Industrial	$—	$—	$—
Real Estate
Secured by commercial/professional office Properties including construction and development	$—	$—	$—
Secured by residential properties	$—	$—	$—
Secured by farmland	$—	$—	$—
Held for sale	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—
Small Business Administration loans	$—	$—	$130
Consumer loans	$—	$—	$—
Consumer Credit cards	$—	$—	$13
Direct Financing Leases	$—	$—	$—

SUBTOTAL	$—	$—	$143

TOTAL NONPERFORMING LOANS	$565	$309	$3,075
Other real estate	$—	$533	$545

Total nonperforming assets	$565	$842	$3,620

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.07%	0.04%	0.42%
Nonperforming assets as a % of total gross loans and leases and other real estate	0.07%	0.11%	0.50%

Total nonperforming assets were $565,000 at September 30, 2006 relative to $842,000 at December 31, 2005, a drop of $277,000 or 33%. While there were several large balances added during the year, net charge offs of $1.6 million during the first nine months of 2006 helped to reduce the ending balance. Approximately $251,000 of the September 30, 2006 total nonperforming balance in the table above is guaranteed by the U.S. Government, and an additional $215,000 is secured by real estate.

Over the past year, nonperforming assets have been reduced by over $3.0 million, or 84%, due principally to the charge-off of a $2.5 million unsecured commercial loan and the elimination of OREO. Nonperforming assets were 0.07% of total gross loans and leases plus OREO at September 30, 2006 and 0.11% at December 31, 2005, down from 0.50% at September 30, 2005. While our current balance of nonperforming assets is quite low relative to levels seen in years past, we recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At September 30, 2006 the allowance for loan and lease losses was $10.8 million, or 1.25% of gross loans, an increase of $1.5 million relative to the $9.3 million allowance at December 31, 2005, which was 1.26% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $141,000 at September 30, 2006.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended September 30,		For the Nine-Month Period Ended September 30,		For the Year Ended December 31 2005
	2006	2005	2006	2005
Balances:
Average gross loans and leases outstanding during period	$846,987	$712,345	$805,430	$698,999	$708,002

Gross loans and leases outstanding at end of period	$868,493	$725,450	$868,493	$725,450	$741,360

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,526	$10,783	$9,330	$8,842	$8,842
Provision charged to expense	$1,051	$450	$3,150	$2,350	$3,150
Charge-offs
Agricultural	$—	$—	$—	$—	$—
Commercial & industrial loans(1)	$584	$143	$1,292	$237	$2,864
Real estate loans	$—	$—	$—	$—	$—
Consumer loans	$171	$97	$472	$245	$494
Credit card loans	$33	$86	$250	$328	$400
Direct Financing Leases	$—	$—	$4	$—	$—
Overdrafts	$53	$51	$183	$180	$216

Total	$841	$377	$2,201	$990	$3,974

Recoveries
Agricultural	$3	$526	$5	$745	$747
Commercial & industrial loans(1)	$56	$16	$252	$314	$325
Real estate loans	$—	$—	$—	$2	$2
Consumer loans	$14	$25	$207	$70	$95
Credit card loans	$25	$9	$64	$66	$88
Direct Financing Leases	$—	$—	$—	$—	$—
Overdrafts	$14	$14	$41	$47	$55

Total	$112	$590	$569	$1,244	$1,312

Net loan charge offs (recoveries)	$729	$(213)	$1,632	$(254)	$2,662

Balance	$10,848	$11,446	$10,848	$11,446	$9,330

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.34%	-0.12%	0.27%	-0.05%	0.38%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.25%	1.58%	1.25%	1.58%	1.26%
Allowance for Loan Losses to Non-Performing Loans	1920.00%	372.23%	1920.00%	372.23%	3019.42%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	6.72%	-1.86%	15.04%	-2.22%	28.53%
Net Loan Charge-offs to Provision for Loan Losses	69.36%	-47.33%	51.81%	-10.81%	84.51%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings and by the recovery of previously charged-off balances, and it is reduced by loan charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $601,000 higher in the third quarter of 2006 than in the third quarter of 2005, and $800,000 higher in the first nine months of 2006 than in the first nine months of 2005. The provision in the first nine months of 2006 was used chiefly to build a reserve for losses inherent in incremental loan growth and to provide for specific loans that were ultimately charged off during that period, if those loans did not already have a sufficient allocated reserve. In 2005, the provision was used to build a reserve for a $2.5 million loan that was eventually charged off during the latter part of that year, as well as for loan growth. Net loan recoveries of $254,000 during the first nine months of 2005, including the recovery of $525,000 on a non-accruing note that was sold, helped lower the amount of loan loss provision that was required for the quarter and nine months ended September 30, 2005.

The Company had net charge-offs of $729,000 against the allowance in the third quarter of 2006 versus net recoveries of $213,000 in the third quarter of 2005, and net charge-offs of $1.6 million for the first nine months of 2006 relative to net recoveries of $254,000 for the first nine months of 2005. Net charge-offs in the third quarter of 2006 include the charge-off of a single $443,000 loan, which has since been renegotiated and for which a full recovery of principal is expected by January 2007. In addition, net charge-offs for the first nine months of 2006 include another $400,000 commercial loan that was charged off because of the borrower’s inability to provide evidence of sufficient capacity to fully repay principal. The $2.7 million net charge-off shown for the year for 2005 includes the fourth-quarter charge-off of a $2.5 million unsecured commercial loan, as discussed in detail in our most recently filed Form 10-K.

The Company considers its allowance for loan and lease losses at September 30, 2006 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $42 million at September 30, 2006 relative to the $50 million balance at December 31, 2005. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $39 million average of cash and due from banks for the first nine months of 2006 was slightly higher than the $38 million average for all of 2005, because of two additional branches. Average cash balances have been well-controlled due to close monitoring and efficient management of branch cash levels. It is expected that as additional branches commence operations in the future, the Company’s balance of cash will increase to meet the needs of those branches.

Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis. The balance of these non-marketable equity securities was $8.9 million at September 30, 2006 and $5.3 million at December 31, 2005, an increase of $3.6 million that was necessitated by our increased level of short-term FHLB borrowings.

Other noteworthy changes in assets include an increase of close to $1 million, or 38%, in operating leases, and an increase of over $1 million, or 29%, in accrued interest receivable. The increase in operating leases came about because of increased operating lease origination activity, and the increase in accrued interest receivable is the result of higher interest-earning asset balances and higher interest rates.

Net premises and equipment increased negligibly during the first nine months of 2006, while other assets increased by about $2 million, or 4%, because of a $1.4 million increase in the Company’s investment in tax credit funds. At September 30, 2006, the Company’s other assets also include a $5.6 million net deferred tax asset. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for taxes, therefore the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000. Overall, deposits increased by $15 million, or 2%, to $831 million at September 30, 2006 from $816 million at December 31, 2005.

Among core deposit categories, non-interest demand deposits dropped by $29 million, or 10%, NOW accounts fell by $10 million, or 14%, and savings account balances declined by $7 million, or 10%. Money market accounts, however, increased by $21 million, or 20%. Most of the decline in transaction and savings accounts was centered in business accounts, but the offsetting growth in money markets accounts was also on the commercial side. Our increase in money market accounts is the result of a new money market sweep account for businesses, which had a balance of over $49 million at September 30, 2006. The money market sweep account pays relatively aggressive rates, and much of this money was transferred from lower-cost deposits or customer repurchase agreement money already with the Company. Nevertheless, we view this new account as a defensive product that can help us retain deposits, as well as help us compete more effectively for new commercial deposits. The overall decline in core deposit balances during the first nine months of 2006 appears to be typical for many financial institutions around the country, and is likely the result of systemic migration of core deposit balances into higher-yielding alternatives. Competition has intensified for the remaining deposits.

Other deposit changes are as follows: TDOA’s, IRA’s and KEOGH’s increased by a combined $1.4 million, or 6%, while other time deposits of less than $100,000 were up by $15 million, or 17%, as the result of a targeted marketing campaign during the third quarter of 2006. Jumbo time deposits (of $100,000 or greater) increased by $23 million, or 13%, but would have declined by $17 million if not for a $40 million increase in wholesale-sourced brokered CD’s. The Company had a total of $75 million in wholesale brokered deposits on its books at September 30, 2006 and $35 million at year-end 2005. Maturities of these deposits are staggered over the next six months, and it is our intention to replace them with internally-generated branch deposits when possible.

Management is addressing the decline in lower-cost core deposit balances by supplementing the Company’s deposit products to include remote deposit capture capabilities, modifying retail deposit offerings to better align them with market demand, and intensifying marketing and cross-sell efforts. An officer incentive program specifically targeting deposits has also been implemented.

Information concerning average balances and rates paid on deposits by deposit type for the three months and nine months ended September 30, 2006 and September 30, 2005 is contained in the “Average Rates and Balances” tables appearing above in the section titled “Net Interest Income and Net Interest Margin.”

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

As of September 30, 2006, FHLB borrowings specifically linked to the leverage strategy discussed above in “Investments” comprised all of the Company’s $27 million in long-term borrowings. In addition, short-term borrowings include $19 million in fixed-rate FHLB borrowings which were obtained at the commencement of the leverage strategy but which mature next April, and were thus reclassified from long-term to short-term borrowings during the second quarter of 2006. Another $19 million block of our term FHLB borrowings matured in April, so the net effect of leverage-related funding on our short-term borrowing position was minimal. The balance of our leverage-related funding is in the form of short-term FHLB borrowings that are renewed every 30 to 60 days.

Short-term borrowings increased by $76 million, or 184%, during the first nine months of 2006, since short-term and overnight FHLB advances were utilized to fund the majority of the Company’s loan growth. The Company also uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There was $25 million in overnight fed funds purchased on the Company’s books as of September 30, 2006, which also represents funding used to support loan growth. There were no fed funds purchased at December 31, 2005. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $22 million at September 30, 2006. This is $5 million lower than the $27 million balance at the end of December 2005, due in large part to the migration of some of these “secured” balances to our new unsecured money market sweep product.

The Company’s junior subordinated debentures increased by $15 million, due to the private issuance of $15 million in trust preferred securities (“TRUPS”) through a newly-established subsidiary, Sierra Capital Trust III, as part of a pooled transaction with several other financial institutions in June 2006. The securities mature on September 23, 2036, and are callable at par after five years. They bear interest at a quarterly adjustable rate of three-month LIBOR plus 1.4%. While these securities currently qualify as Tier 2 capital for regulatory purposes, no assurance can be given that this capital treatment will continue to apply in the future. The proceeds will likely be used to retire $15 million in TRUPS that bear interest at a rate of six-month LIBOR plus 3.75%, and which become callable in December 2006. The decision to replace the Company’s first issuance of TRUPS was driven by cost considerations, as was the decision to issue new TRUPS six months prior to the call date of the TRUPS being replaced. Rate spreads on trust preferred securities have declined dramatically over the past several years, but have recently started to increase. Spreads above LIBOR for TRUPS issued in July 2006, for example, shortly after our most recent issuance, were in the 1.6% to 1.7% range.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Within this category, the largest single-item increase in the first nine months of 2006 was in accrued interest payable, which increased by $1.3 million, or 90%, because of the $75 million increase in average interest-bearing liabilities and rising interest rates. Also showing a significant increase was our accrual for committed capital investments in low-income housing tax credit funds, which was up by $463,000 due to our most recent investment.

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

The Company uses seven standard interest rate scenarios in conducting its simulations, namely “stable”, upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit the projected change in net interest income relative to the stable rate scenario for the next 12 months to plus or minus 5% based on a 100 basis point (b.p.) shock, plus or minus 10% based on a 200 b.p. shock, and plus or minus 15% based on a 300 b.p. shock in interest rates. As of September 30, 2006, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	2,355	-$	1,310	-$	408	$189	$241	$210
% Change		-4.00%		-2.23%		-0.69%	0.32%	0.41%	0.36%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, net interest income over the next twelve months would likely be $1.3 million, or 2.2%, lower than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $241,000, or 0.4%, higher than net interest income in a flat rate scenario. According to these simulations the Company is slightly asset sensitive over a one-year time frame, meaning that interest-earning assets will re-price more quickly than interest-bearing liabilities and, all else being equal, the Company’s net interest margin will be lower when short-term rates are falling and higher when rates are rising. This is supported by fact the Company has, in the past, seen erosion in its interest margin when rates have declined but has benefited from rising rates. Our asset sensitivity can be explained in part by fact that well over half of our loan portfolio consists of variable-rate and adjustable-rate loans. On the other side of the balance sheet, we have a relatively large level of interest-free demand deposits and other non-maturity deposits that are not extremely sensitive to interest rate changes.

The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates are still relatively close to a natural floor of zero. If rates were to move down to a significant degree certain deposit rates would hit this floor, but earning asset yields would continue to fall and our net interest margin would likely experience significant compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. Our interest rate risk profile has changed somewhat over the course of the past year as we have added more long-term fixed-rate loans, and our exposure to declining rates has been mitigated to some extent. This has been enhanced by disproportionate growth in our rate-sensitive liabilities, which become less costly and augment net interest income as rates decline.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$2,188	$6,128	$4,566	-$	7,179	-$	16,228	-$	25,506
% Change	1.10%	3.07%	2.29%		-3.59%		-8.13%		-12.77%

The drop in EVE as rates increase is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that $506 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, more than offset the increase in the value of fixed-rate loans. During the first nine months of 2006, the addition of fixed-rate loans has caused the negative slope in rising rate scenarios to become steeper, and the negative slope in declining rate scenarios to slightly flatten.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2006, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $47 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $20 million at September 30, 2006. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $147 million at September 30, 2006. An additional $59 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow up over $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 16% and 73%, respectively, at September 30, 2006, as compared to internal policy guidelines of greater than 10% and less than 78%. The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. The average net loans to core deposits and net non-core funding dependence ratios were 134% and 38%, respectively, at of September 30, 2006, outside policy guidelines of “below 120%” and “below 35%,” respectively, We anticipate that slower loan growth and our efforts to increase core deposits will bring those ratios below guideline levels and that no further corrective actions will be necessary, although no assurance can be provided that this will be the case.

CAPITAL RESOURCES

At September 30, 2006, the Company had total shareholders’ equity of $88.9 million, comprised of $14.7 million in common stock, $76.4 million in retained earnings, and negative $2.3 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2005 was $78.8 million. The $10.1 million increase in shareholders’ equity during the first nine months of 2006 was due primarily to the addition of net earnings, less $3.9 million in dividends paid. However, it also includes a $2.4 million increase from the issuance of shares on exercised stock options, including the tax effect of such exercised options, and a $2.6 million decrease due to the impact of shares repurchased and retired by the Company. Another factor is the $417,000 decline in the difference between the market value and amortized cost of investment securities (net of the tax impact), which reduced accumulated other comprehensive income by the same amount.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, qualifying minority interests in consolidated subsidiaries, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock, and the allowance for loan and lease losses, subject to certain limitations.

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. Our first $15 million in trust-preferred securities was issued in November 2001, and becomes callable in December 2006. As discussed in the Other Interest-Bearing Liabilities section above, we have “pre-funded” the replacement of these securities, which temporarily increases our total outstanding TRUPS balance to $45 million from $30 million. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. Of the Company’s Tier 1 capital at September 30, 2006, $30 million consisted of junior subordinated debentures. Its Tier 2 capital includes junior subordinated debentures totaling $15 million.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated:

Risk Based Ratios

(dollars in thousands, unaudited)

	September 30, 2006	December 31, 2005	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	14.53%	13.50%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.91%	12.01%	6.00%
Tier 1 Leverage Ratio	10.09%	9.87%	5.00%
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.26%	12.46%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.13%	11.34%	6.00%
Tier 1 Leverage Ratio	9.43%	9.31%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A:	RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2005.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the third quarter of 2006:

	July	August	September
Total shares purchased	None	1,900	None
Average per share price	N/A	$30.04	N/A
Number of shares purchased as part of publicly announced plan or program	None	1,900	None
Maximum number of shares remaining for purchase under a plan or program (1)	228,700	226,800	226,800

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company in the open market from time to time, and that amount was supplemented by 250,000 shares on May 19, 2005 and another 250,000 shares on March 16, 2006.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5:	OTHER INFORMATION

Not applicable

ITEM 6	: EXHIBITS

Exhibit No.	Description

2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	By-laws of Sierra Bancorp (1)

10.1	1998 Stock Option Plan (1)

10.2	Indenture dated as of November 28, 2001 between Wilmington Trust Company, as Trustee, and Sierra Bancorp, as Issuer (2)

10.3	Amended and Restated Declaration of Trust of Sierra Capital Trust I, dated as of November 28, 2001 (2)

10.4	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of November 28, 2001 (2)

10.5	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.6	Salary Continuation Agreement for Kenneth E. Goodwin (3)

10.7	Salary Continuation Agreement for James C. Holly (3)

10.8	Salary Continuation Agreement for Charlie C. Glenn (3)

10.9	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.10	Split Dollar Agreement for Kenneth R. Taylor (9)

10.11	Split Dollar Agreement for Kenneth E. Goodwin (9)

10.12	Split Dollar Agreement for James C. Holly (9)

10.13	Split Dollar Agreement for Charlie C. Glenn (9)

10.14	Director Retirement Agreement for Howard Smith (9)

10.15	Director Retirement Agreement for Robert Tienken (9)

10.16	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (9)

10.17	Director Retirement Agreement and Split dollar Agreement for Robert Fields (9)

10.18	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (9)

10.19	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (9)

10.20	Director Retirement Agreement and Split dollar Agreement for Albert Berra (9)

10.21	Director Retirement Agreement and Split dollar Agreement for Gregory Childress (9)

10.22	401 Plus Non-Qualified Deferred Compensation Plan (9)

10.23	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (5)

10.24	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (5)

10.25	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (5)

10.26	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)

10.27	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)

10.28	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (10)

11	Statement of Computation of Per Share Earnings (6)

14	Code of Ethics (7)

21	Subsidiaries of Sierra Bancorp (8)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 10-K filed with the SEC on April 1, 2002 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(6)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.

(7)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.

(8)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 24, 2004 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 9, 2006	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President &
Chief Executive Officer

November 9, 2006	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Executive Vice President &
Chief Financial Officer