Form 10-K
period 2006-12-31
SIERRA BANCORP
filed 2007-03-15
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-33063

SIERRA BANCORP

(Exact name of registrant as specified in its charter)

California	33-0937517
State of incorporation	I.R.S. Employer Identification Number

86 North Main Street Porterville, California	93257
Address of principal executive offices	Zip Code

(559) 782-4900

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: Common Stock, No Par Value

Securities registered pursuant to Section 12(g) of the Act: None

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

As of June 30, 2006, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $156 million, based on the closing price reported to the Registrant on that date of $26.22 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2007 was 9,721,654.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1.	BUSINESS

General

The Company

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). This additional regulatory capital has enabled the Company to stay on track with expansion plans while maintaining its classification as a “well-capitalized” institution. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Statutory Trust II and Sierra Capital Trust III are not reflected on a consolidated basis in the financial statements of the Company.

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

At December 31, 2006, the Company had consolidated assets of $1.2 billion, deposits of $868 million and shareholders’ equity of $90 million. The Company’s liabilities include $30 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977 and opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. The Bank is a multi-community independent bank that offers a full range of banking services to individuals and businesses primarily in the central and southern sections of California’s San Joaquin Valley. We operate twenty full service branch offices throughout this geographic footprint. The Bank’s two newest branches commenced operations in Reedley in December 2005 and Bakersfield in February 2006, and our next branch is expected to open in the city of Delano in the first quarter of 2007. We have also received regulatory approvals for a fourth Bakersfield branch, which could possibly open during the fourth quarter of 2007. The locations of the Bank’s current offices are:

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

The Bank’s gross loan and lease balances at the end of 2006 totaled $888 million. The Bank’s lending activities are well-diversified and include real estate, commercial (including small business), agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. In addition, we staff our Fresno, Visalia, Porterville, and Bakersfield offices with real estate lending specialists who are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs. To round out our real estate lending products we have an arrangement with Genpact Mortgage Services (formerly Moneyline Lending Services), whereby Genpact underwrites single-family mortgage loans for qualifying Bank customers referred to them via Bank-branded delivery channels (i.e., Bank branches, the Bank’s internet site, and a dedicated telephone line).

Agricultural Credit Centers located in Fresno and Porterville provide a complete line of credit services in support of the agricultural activities that are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small business farming organizations, and major corporate farming units. We also actively engage in Small Business Administration (“SBA”) lending. We have been designated as an SBA Preferred Lender since 1999, and Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program. Another service provided to business customers is equipment leasing, and we offer both direct finance and operating leases through our Leasing Division. Our principal retail lending services include home equity lines, consumer loans, and credit card loans.

As of December 31, 2006, the percentage of our total loan and lease portfolio for each of the principal areas in which we directed our lending activities were as follows: (i) loans secured by real estate (73.4%); (ii) commercial and industrial loans (including SBA loans and commercial credit card balances) (15.7%); (iii) consumer loans (6.1%); (iv) direct finance leases (2.3%); (v) agricultural production loans (1.5%); and (vi) consumer credit cards (1.0%). Real estate loans and related activities generated total revenue of $51.9 million in 2006 and $40.0 million in 2005. Interest and fees on real-estate secured loans and loan sale income totaled approximately 56% of our total interest and other income for 2006 and 54% in 2005.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts (including money market demand accounts), time deposits, retirement accounts, and sweep accounts (sweep products facilitate more efficient cash management for our business customers, by automatically sweeping idle cash from demand deposit accounts into interest-bearing repos or money market deposit accounts). Telephone banking and internet banking with bill-pay are options for our deposit customers, and we expect to soon have the ability to open deposit accounts online. Remote deposit capture capabilities were also recently developed, to allow our business customers to send their check deposits to us electronically. We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, convenient locations, and drive-up banking, all provided with the highest level of customer service. At December 31, 2006 we had 60,788 deposit accounts totaling $868 million, including brokered deposits, compared to 58,620 deposit accounts totaling $816 million as of December 31, 2005.

We offer a multitude of other products and services to complement our lending and deposit services. These include installment note collection, cashier’s checks, traveler’s checks, gift cards, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services. To facilitate customer convenience by allowing cash withdrawal and deposit options at locations other than branches, we currently operate offsite ATM’s at seven different locations and utilize a mobile ATM unit at fairs, exhibitions, and various other community functions within our market area. We have a Spanish language option on our own network of ATM’s, and shared ATM and Point of Sale (POS) networks allow our customers access to national and international funds transfer networks. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and provide a high level of customer service.

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

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance public access to the electronic payments system, and enable us to improve our competitive position. In 2007, for example, as noted above we plan to enhance our internet site to include the ability to open deposit accounts online, and we expect to ultimately leverage this capability into an online branch, although no assurance can be given in that regard. In 2006, we added a money market deposit account sweep product and developed remote deposit capture capabilities for the convenience of business customers, in addition to opening another Bakersfield branch. In 2005, we researched health savings accounts and began offering them to customers, implemented a gift card product, and opened a new branch in the city of Reedley. The cost to the Bank for these development, operations, and marketing activities cannot be specifically calculated with any degree of certainty.

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

Recent Developments

On March 15, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan (the “2007 Plan”), which is subject to the further approval of the Company’s shareholders. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company and its subsidiaries. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion. The maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends. The Company’s 1998 Stock Option Plan (“1998 Plan”) will be terminated on the date shareholder approval of the 2007 Plan is obtained, but the options granted and still outstanding under the 1998 Plan will not be affected.

On December 8, 2006, Sierra Capital Trust I, a wholly-owned subsidiary of the Company, redeemed 100% of its $15 million in TRUPS that were issued on November 28, 2001 with a maturity date of December 8, 2031, as allowed by the early redemption provisions of the TRUPS transaction documents. Concurrently, the Company retired the junior subordinated debentures issued to Sierra Capital Trust I that became due and payable upon redemption of the TRUPS, after which Sierra Capital Trust I returned $464,000 in capital to the Company in exchange for the cancellation of common securities in that amount and was subsequently dissolved. The replacement of the TRUPS redeemed on December 8, 2006 was “pre-funded” by the issuance of $15 million in lower-cost TRUPS by a newly formed subsidiary, Sierra Capital Trust III, on June 15, 2006. Further details on these recently-issued TRUPS can be found in Note 10 to the Financial Statements located in Item 8 herein.

In December 2006, the Bank entered into an agreement with First Data Merchant Service Corporation (“First Data”), whereby electronic payments and services for the Company’s merchant customers will be outsourced to First Data commencing in the spring of 2007. This is expected to result in a wider array of products and improved service for our merchant customers, and should ultimately help expand our customer base. The outsourcing arrangement resulted in a $100,000 gain to the Company in December 2006 and allows for the ongoing receipt of limited referral and transaction fees from First Data.

The Company also recently converted from Digital Insight to Precision Computer Systems (“PCS”) for its internet banking platform. This switch is expected to result in an annual expense reduction of over $200,000 per year starting in 2007, but required the payment of a $358,000 early termination fee to Digital Insight in December 2006.

Another recent development is an initiative aimed at increasing consumer checking account balances. This initiative, which involves the formulation of a new deposit account line-up, multiple direct mail campaigns, and extensive training for front-line personnel, could add as much as $800,000 to the Company’s operating expense (primarily marketing costs) in 2007 relative to 2006. The training commenced in late 2006, while the initial marketing pieces were mailed and the new account line-up was implemented in January 2007.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 2 to the Financial Statements.

Competition

The banking business in California in general, and specifically in many of our market areas, is highly competitive with respect to virtually all products and services. The industry continues to consolidate, and unregulated competitors have entered banking markets with products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries, and provide customers with meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Tulare, Kern, Fresno, and Kings county region, the four counties within which the Company operates, the top six institutions are all multi-billion dollar entities with an aggregate of 161 offices that control a combined 64.1% of deposit market share based on June 30, 2006 FDIC market share data. Bank of the Sierra ranks seventh with a 4.5% share of total deposits. In Tulare County, however, where the Bank was originally formed, we rank first for total number of branch locations

(9), and second for deposit market share with 16.7% of total deposits, behind only Bank of America (22.3%). The largest portion of deposits in the combined four-county area also belongs to Bank of America (23.9%), followed by Wells Fargo (14.0%) and Washington Mutual (8.1%). Fremont Investment & Loan, Union Bank of California, and Citibank round out the top six. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation”, of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, we have also witnessed increased competition from specialized companies that offer wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone, mail, personal computer, ATMs, self-service branches, and/or in-store branches. Competitors offering such products include traditional banks and savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large and expanding California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 11, 2000 (see “– Regulation and Supervision – Financial Modernization Act”), has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

Our credit card business is subject to an even higher level of competitive pressure than our general banking business. There are a number of major banks and credit card issuers that are able to finance broad product lines and highly visible and extremely successful advertising campaigns, with which community banks generally do not have the resources to compete. Additional competition comes from many non-financial institutions, such as retailers that offer credit cards. As a result, our credit card accounts and outstanding balances are likely to increase at a slower rate than for nationwide issuers.

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

Employees

As of December 31, 2006 the Company had 288 full-time and 93 part-time employees. On a full time equivalent basis, staffing stood at 361 at December 31, 2006, as compared to 351 at December 31, 2005, an increase caused mainly by the addition of staff during 2006 for the new Bakersfield office.

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

The Company

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol BSRR, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 30, 2006, the Company is classified as an “accelerated filer.” In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company’s equity securities. The Company’s existing stock repurchase program (see “Item 5—Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases”) is not subject to any such notification or approval requirements.

The Bank

As a California state-chartered bank whose accounts are insured by the FDIC, the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (the “DFI”) and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank’s business, including the making of periodic reports by the Bank, and the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision and examination of the Bank by the FDIC and any legal actions taken by the FDIC with respect thereto are generally intended to protect depositors and are not intended for the protection of shareholders.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital plus goodwill); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2006, approximately one-fourth of the Company’s Tier 1 capital consisted of trust preferred securities, however no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2006 and 2005, Bank-only Total Risk-Based Capital Ratios were 12.49% and 12.46%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were 11.31% and 11.34%, respectively. As of December 31, 2006 and 2005, the consolidated Company’s Total Risk-Based Capital Ratios were 12.98% and 13.50%, respectively, and its Tier 1 Risk-Based Capital Ratios were 11.77% and 12.01%, respectively.

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type, and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy. Additionally, the regulatory Statements of Policy on risk-based capital regulations include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy, although interest rate risk does not impact the calculation of a bank’s risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to adverse movement in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require financial institutions to report a leverage ratio, defined as Tier 1 capital (net of all intangibles) to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. Bank-only Leverage Capital Ratios were 9.53% and 9.31% on December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the consolidated Company’s leverage capital ratios were 9.92% and 9.87%, respectively. All of the above ratios exceeded regulatory minimums.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2006 and 2005, the Bank was deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

Insurance of Deposit Accounts

The Bank’s deposit accounts are insured by the FDIC and are therefore subject to FDIC deposit insurance assessments. The FDIC Reform Act of 2005, which was enacted in February 2006, merged the Bank Insurance Fund and the Savings Association Insurance Fund into one fund (the “Deposit Insurance Fund”); increased insurance coverage for retirement accounts to $250,000; indexed the deposit insurance levels for inflation every five years; changed the designated reserve ratio for the Deposit Insurance Fund to a range of between 1.15% and 1.50% of estimated insured deposits; and required the FDIC to provide cash rebates to insured institutions under certain circumstances.

Effective January 1, 2007, the FDIC adopted final regulations pursuant to the above legislation to more closely tie each financial institution’s deposit insurance premiums to the risk each institution poses to the Deposit Insurance Fund. Under the new regulations, the FDIC evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The current rates under the new regulations for nearly all insured financial institutions vary between five and seven cents per $100 of assessable deposits. The FDIC allows credits based on certain assessments previously paid, and the Bank believes that it has such credits that will offset certain future assessments.

In addition, banks must continue to pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates, but for the first quarter of 2007 is 1.22 cents per $100 of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system. They determine CRA ratings based on the bank’s actual lending, service, and investment activities, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in July 2004 when it received a “satisfactory” Assessment Rating.

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

USA Patriot Act of 2001

The USA Patriot Act of 2001 (the “Patriot Act”) was enacted in October 2001 in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001. The Patriot Act was designed to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps to:

•	conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•	ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti money laundering programs, which must include, at minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

The Company has incorporated the requirements of the Patriot Act into its operating procedures, and while these requirements have resulted in an additional time burden, the financial impact on the Company is difficult to quantify.

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

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company has incurred, and expects to continue to incur, significant time and expense in connection with its compliance with Section 404 of Sarbanes-Oxley (“SOX 404”), which requires management to undertake an annual assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of these controls. Not including one full-time staff position dedicated exclusively to SOX 404 and other internal staff time, the amount ultimately expended by the Company specifically for compliance with SOX 404 for 2004, the first year in which we were subject to this regulation, totaled over $400,000. Again not including internal salaries and benefits, SOX 404 compliance expenses related to 2006 and 2005 were approximately $170,000 and $260,000, respectively.

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

Some areas in the south and central San Joaquin Valley have experienced substantial commercial growth in recent years, for a number of reasons. The area’s relatively inexpensive real estate and central proximity to both Southern and Northern California have attracted a growing number of warehouse and distribution facilities, as well as manufacturing, health, and other service companies. The low cost of housing has also drawn retirees from more expensive areas of California. Despite the economic growth that has occurred, unemployment levels are still relatively high in the San Joaquin Valley. In the Visalia-Tulare-Porterville Metropolitan Statistical Area (“MSA”), for example, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate was 9.2% in December 2006, double the 4.6% aggregate unemployment rate for California for the same month. The unemployment rate for Visalia-Tulare-Porterville has been improving, however, dropping to an average of 9% for 2005 and 2006 from almost 12% for 2001 through 2004, and nearly 16% for 1990 through 2000.

Poor economic conditions affecting the agricultural industry could have an adverse effect on our customers and their ability to make payments to us. While currently at relatively low levels, the Company’s balance of non-performing assets has been comparatively high in past years due in large part to persistent agricultural difficulties. Furthermore, a sizable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

Weather patterns in particular are of critical importance to row crop, tree fruit, and orange production, and global competition is another significant issue affecting the agricultural industry. Because of increased global competition and other factors, excess supply and low prices currently characterize the markets for many agricultural products. The ripple effect of lower commodity prices for milk, nuts, olives, grapes, oranges and tree fruit has a tendency to depress land prices, lower borrower income, and decrease collateral values. A degenerative cycle of weather and commodity prices can also impact consumer purchasing power, which has the potential to create further unemployment throughout the San Joaquin Valley. By way of example, the recent freeze in the San Joaquin Valley destroyed much of the orange crop as well as various other goods. Many large growers, packing houses, and transportation companies carry insurance to help offset the detrimental impact of the freeze, and are able to continue operations with minimal financial disruption. Many small-acreage farmers, however, do not have insurance coverage and now face severe economic difficulties. Likewise, the laborers involved in picking and packing typically do not have backup resources when employment prospects disappear, and are forced to rely on donations and government assistance rather than patronize the retail outlets that they otherwise might. While the recent freeze in and of itself has not yet had a noticeable impact on our operations, if general agricultural conditions do not improve, our level of non-performing assets could increase. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2006, 73% of our loan portfolio consisted of loans secured by real estate. In the early 1990’s, the entire state of California experienced an economic recession that particularly impacted real estate values and resulted in increases in the level of delinquencies and losses for many financial institutions. In past decades, much of our market area seems to have been insulated from the significant fluctuations in real estate prices experienced by other parts of California. However, during the last few years real estate values in our market areas have escalated at least as rapidly as in other parts of the state, and the collateral for many of our loans could be reduced in value and the ability of some of our borrowers to pay could decline if a real estate recession affects our market areas in the future. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

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

Interest rate fluctuations and other economic conditions which are beyond our control could negatively impact our profitability. The earnings of most financial institutions depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic, regulatory and competitive factors that influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services, and the Company is subject to interest rate risk to the degree that our interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given the current volume, mix, and re-pricing characteristics of the Company’s interest-bearing liabilities and interest-earning assets, our interest rate spread is expected to increase slightly in a rising rate environment, and decrease slightly in a declining interest rate scenario. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we would be negatively impacted.

We operate in a competitive market dominated by banks and other financial services providers, many of which have lower cost structures and offer more services, and our efforts to compete may not be successful. In California generally, and in our primary service area specifically, branches of major banks dominate the commercial banking industry. By virtue of their larger capital base, such institutions have substantially greater lending limits than we do, and perform certain functions for their customers, including trust services and international banking, which we are not equipped to offer directly (but some of which we offer indirectly through correspondent relationships). Many of these banks also operate with economies of scale that result in lower operating costs relative to revenue generated.

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies, and with quasi-financial institutions such as money market funds, for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It can also make it more difficult for us to continue to increase the size of our loan and deposit portfolios.

You may not be able to sell your shares at the times and in the amounts you want if a more active trading market for our stock does not develop. Although our stock has been listed on NASDAQ for many years, trading in our stock has not been extensive and cannot be characterized as amounting to an active trading market.

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

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through April 2014 from parties unrelated to the Company. It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2006 was $12,082 per month. The Company’s main office is adjacent to its administrative headquarters, at 90 N. Main Street, Porterville, California, and consists of a one-story brick building that sits upon unencumbered property owned by the Company. The Company also owns unencumbered property on which 12 of its 19 other branches are located, including the branches in Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Tehachapi, and California City. One of the Fresno branches is owned while the other is leased from unrelated parties, while two of the three branches in Bakersfield are leased from unrelated parties. Both Visalia branches and the Clovis branch are leased from unrelated parties. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties. The Bank has six remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal. Management believes that the Company’s existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although limited branch expansion is planned.

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

Sierra Bancorp’s Common Stock trades on the NASDAQ Global Select Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Common Stock of the Company has not been extensive and such trades cannot be characterized as amounting to an active trading market. Management is aware of the following securities dealers which make a market in the Company’s stock: B-Trade Services LLC, New York; Citadel Derivatives Group LLC, Chicago; Citigroup Global Markets, New York; Goldman, Sachs & Co., New York; Howe Barnes Hoefer & Arnett, Inc., San Francisco; Keefe, Bruyette & Woods, New York; Knight Securities, Jersey City; Lehman Brothers Inc., New York; Monroe Securities, Chicago; Morgan Stanley, New York; Sandler O’Neill, New York; and UBS Capital Markets, Jersey City. The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume In Shares
Calendar Quarter Ended	High	Low
March 31, 2005	$24.25	$21.55	453,057
June 30, 2005	$24.50	$19.00	871,271
September 30, 2005	$24.99	$21.40	688,507
December 31, 2005	$24.56	$21.75	551,949
March 31, 2006	$26.50	$22.16	358,168
June 30, 2006	$28.50	$23.41	723,417
September 30, 2006	$33.37	$25.55	1,102,252
December 31, 2006	$35.36	$29.01	1,136,008

(b)	Holders

On February 28, 2007 there were approximately 2,109 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent, on that date there were 658 registered holders of record and an additional 1,451 beneficial holders whose shares are held under a street name.

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

The Company paid cash dividends totaling $5.3 million, or $0.54 per share in 2006, and $4.4 million, or $0.45 per share in 2005, representing 33% of prior year earnings for dividends paid in both years. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met by the Company.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, with respect to options outstanding and available under our 1998 Stock Option Plan, which at that time was our only equity compensation plan other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	937,367	$12.17	579,164

(e)	Performance Graph

The following is a performance graph comparing the total cumulative shareholder return on the Company’s common stock since December 31, 2001 to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion (asset size) Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2001 and the reinvestment of dividends:

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Sierra Bancorp	100.00	148.23	236.21	351.91	357.83	469.66
NASDAQ Composite	100.00	69.13	103.36	112.49	114.88	126.22
SNL $1B-$5B Bank Index	100.00	115.44	156.98	193.74	190.43	220.36
SNL Bank Index	100.00	91.69	123.69	138.61	140.50	164.35

(f)	Stock Repurchases

The Company has a stock repurchase program that became effective July 1, 2003 and currently has no expiration date. The plan initially allowed for the repurchase of up to 250,000 shares, although that number was supplemented by an additional 250,000 shares by the Company’s Board at its regular meeting in May 2005, and another 250,000 shares at the regular Board meeting held in March 2006. The following table provides information concerning the Company’s repurchases of its Common Stock during the fourth quarter of 2006, which were all executed in accordance with SEC Rule 10b-18:

	October	November	December
Total shares purchased	None	109,000	17,800
Average per share price	N/A	$31.19	$31.29
Number of shares purchased as part of publicly announced plan or program	None	109,000	17,800
Maximum number of shares remaining for purchase under a plan or program	226,800	117,800	100,000

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2006 and 2005, and for each of the years in the three year period ended December 31, 2006, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

As of and for the years ended December 31,

(Dollars in thousands, except per share data)

	2006	2005	2004	2003	2002
Income Statement Summary
Interest income	$80,778	$64,135	$52,008	$42,607	$42,085
Interest expense	$25,131	$13,332	$8,496	$6,874	$9,096
Net interest income before provision for loan losses	$55,647	$50,803	$43,512	$35,733	$32,989
Provision for loan losses	$3,851	$3,150	$3,473	$3,105	$3,350
Non interest income	$11,212	$9,258	$9,792	$9,862	$8,522
Non-interest expense	$33,841	$32,634	$29,311	$27,743	$26,242
Income before provision for income taxes	$29,167	$24,277	$20,520	$14,747	$11,919
Provision for income taxes	$9,977	$8,083	$7,174	$4,383	$3,080
Net Income	$19,190	$16,194	$13,346	$10,364	$8,839

Balance Sheet Summary
Total loans, net	$872,811	$729,780	$686,157	$602,264	$505,655
Allowance for loan losses	$(11,579)	$(9,930)	$(8,842)	$(6,701)	$(5,939)
Securities available for sale	$190,272	$193,676	$198,024	$84,798	$83,911
Cash and due from banks	$52,725	$50,147	$36,735	$53,042	$55,819
Federal funds sold	$6,290	$—	$—	$—	$—
Other real estate owned	$—	$533	$2,524	$2,784	$1,421
Premises and equipment, net	$17,978	$18,055	$17,731	$18,291	$17,578
Total Interest-Earning assets	$1,084,650	$935,381	$894,835	$696,255	$596,529
Total Assets	$1,215,074	$1,052,686	$997,483	$801,674	$701,578
Total Interest-Bearing liabilities	$827,752	$678,009	$680,886	$536,811	$475,716
Total Deposits	$868,445	$815,671	$742,703	$684,477	$605,705
Total Liabilities	$1,124,703	$973,923	$926,348	$741,698	$648,291
Total Shareholders’ Equity	$90,371	$78,763	$71,135	$59,976	$53,287

Per Share Data
Net Income Per Basic Share	$1.96	$1.66	$1.41	$1.12	$0.96
Net Income Per Diluted Share	$1.87	$1.56	$1.31	$1.03	$0.91
Book Value	$9.27	$8.10	$7.37	$6.43	$5.78
Cash Dividends	$0.54	$0.45	$0.37	$0.36	$0.28
Weighted Average Common Shares Outstanding Basic	9,766,729	9,763,896	9,482,201	9,288,908	9,252,093
Weighted Average Common Shares Outstanding Diluted	10,273,859	10,357,795	10,166,302	10,018,096	9,665,839

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	22.75%	21.47%	20.50%	18.34%	17.59%
Return on Average Assets (2)	1.70%	1.59%	1.47%	1.43%	1.32%
Net Interest Spread (tax-equivalent) (3)	4.75%	5.11%	5.17%	5.38%	5.22%
Net Interest Margin (tax-equivalent)	5.58%	5.64%	5.49%	5.71%	5.64%
Dividend Payout Ratio (4)	27.53%	27.18%	26.27%	32.27%	29.31%
Equity to Assets Ratio (5)	7.46%	7.40%	7.19%	7.77%	7.50%
Efficiency Ratio (tax-equivalent)	49.63%	52.64%	54.04%	59.66%	61.60%
Net Loans to Total Deposits at Period End	100.50%	89.47%	92.39%	87.99%	83.48%
Asset Quality Ratios:
Non Performing Loans to Total Loans	0.08%	0.04%	0.35%	1.09%	1.26%
Nonperforming Assets to Total Loans and Other Real Estate Owned	0.08%	0.11%	0.71%	1.54%	1.53%
Net Charge-offs (recoveries) to Average Loans	0.19%	0.38%	0.21%	0.43%	0.62%
Allowance for Loan Losses to Net Loans at Period End	1.33%	1.36%	1.29%	1.11%	1.17%
Allowance for Loan Losses to Non-Performing Loans	1680.55%	3213.59%	361.19%	100.27%	91.84%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	9.92%	9.87%	9.20%	8.87%	8.99%
Tier 1 Capital to Total Risk-weighted Assets	11.77%	12.01%	11.34%	9.90%	10.91%
Total Capital to Total Risk-weighted Assets	12.98%	13.50%	13.30%	10.88%	11.98%

(1)	Net income divided by average shareholders’ equity.
(2)	Net income divided by average total assets.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Dividends declared per share divided by net income per share.
(5)	Average equity divided by average total assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2006 and December 31, 2005, and the results of operations for each of the years in the three-year period ended December 31, 2006. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

Statements contained in this report or incorporated by reference that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company’s expectations, intentions, beliefs, or strategies regarding the future. All forward-looking statements concerning economic conditions, growth rates, income, expenses, or other values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company’s actual results could materially differ from those in such forward-looking statements. Risk factors that could cause actual results to differ materially from those in forward-looking statements include but are not limited to those outlined previously in Item 1A.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; loan origination costs, which are deferred from current expense and amortized over the life of the loans, are estimated based on an annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans (deferred amounts are disclosed below in conjunction with salaries expense, under “Non-interest Revenue and Operating Expense”); income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually based on changes in the market capitalization of the Company and for which management has determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in footnote 2 (Significant Accounting Policies) to the financial statements contained herein, under the caption “Stock-Based Compensation.” Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Summary of Performance

The Company achieved record earnings again in 2006, and has now increased net income in 23 of the last 24 years. Net income in 2006 was $19.2 million, an increase of $3.0 million, or 19%, over the $16.2 million in net earnings achieved in 2005. Net income in 2005 was nearly $2.9 million higher than 2004 net earnings of $13.3 million. Net income per basic share was $1.96 for 2006, as compared to $1.66 during 2005 and $1.41 in 2004. The Company’s Return on Average Assets was 1.70% and Return on Average Equity was 22.75% in 2006, as compared to 1.59% and 21.47%, respectively for 2005, and 1.47% and 20.5%, respectively in 2004.

The following are major factors impacting the Company’s results of operations in recent years:

•

Solid growth in net interest income was a major contributor to the increases in net income in both 2006 and 2005. Net interest income grew by $4.8 million, or 10%, in 2006 relative to 2005, and by $7.3 million, or 17%, in 2005 relative to 2004. The increase in both periods was largely driven by growth in average interest-earning assets. Annual average interest-earning assets increased by $103 million, or 11%, in 2006 compared to 2005, and by $109 million, or 13%, in 2005 as compared to 2004. The impact of this growth on net interest income was significantly lower in 2006, because the termination of short-term interest rate increases in mid-2006 had a negative effect on our asset-sensitive balance sheet, and because the growth in 2006 was relatively low-margin growth that was primarily funded by higher-cost wholesale borrowings rather than core deposits. In contrast, the Company’s tax-equivalent net interest margin increased by 15 basis points in 2005 relative to 2004, due in large part to rising short-term interest rates but also because of 5 basis points attributable to an interest recovery.

•

The provision for loan losses was $701,000 higher in 2006 than in 2005, representing an increase of 22%, but $323,000 lower in 2005 than in 2004, a decline of 9%. The increase in 2006 is the result of the $147 million increase in gross outstanding loan balances during 2006, as well as an increased allocation for certain classified loans. Despite a $1.3 million increase in net loans charged off in 2005 relative to 2004, the need to provide for loan losses was lower due to a $2.1 million reduction in non-performing loans and overall improved credit quality.

•

Non-interest income increased by 21% in 2006 compared to 2005, but declined by 5% in 2005 relative to 2004. When non-recurring items are backed out, the increase in 2006 falls to 15% and the decrease in 2005 is around 4%. Non-recurring items, including such events as the sale of loans and investment securities, are discussed in greater detail in the “Non-interest Revenue and Operating Expense” section below. Positive trends that are likely to impact non-interest income going forward can be seen in returned item and overdraft fees, check card interchange fees, and operating lease income.

•

Operating expense increased by 4% in 2006 over 2005, and 11% in 2005 in comparison to 2004. As with non-interest income, there were several non-recurring items impacting the changes in operating expense. Backing out those items the year-over-year increase in 2006 remains 4%, however the 2005 increase drops to 8%. For both years, the largest dollar increase was in salaries and benefits, a category not impacted by non-recurring items. The $1.1 million, or 7%, increase in salaries and benefits in 2006 includes $314,000 in stock option expense for which recognition was not required in previous years.

The following are additional factors that are key in understanding our current financial condition:

•	Gross loan and lease balances increased by $147 million, or 20%, in 2006, mainly from $115 million (21%) growth in loans secured by real estate.

•

Non-performing assets remained at nominal levels. Non-performing assets were $689,000, or 0.08% of gross loans plus other real estate owned (“OREO”), at the end of 2006, down slightly from $842,000, or 0.11% of gross loans plus OREO, at the end of 2005. The Company’s last remaining OREO was sold in early 2006, and the OREO balance is currently at zero.

•

During 2006, total investment security balances declined by $3 million, or 2%. Cash flows from maturing bonds and prepayments on mortgage-backed securities were, for the most part, either invested in longer-duration municipal securities as a hedge for the possibility of declining rates or used to fund loan growth.

•

Other assets increased by $14 million, or 26%, in 2006. This increase is primarily the result of an additional $6 million investment in Bank-owned life insurance (“BOLI”) in December 2006, plus a $5 million increase in Federal Home Loan Bank (FHLB) Stock necessitated by our increased level of FHLB borrowings.

•

While total deposits increased by $53 million, or 6%, during 2006, customer deposits ended the year with an increase of just $8 million, or 1%. Most of the growth in total deposits came from a $45 million increase in wholesale-sourced brokered deposits. Non-interest bearing deposits declined by about 1% in 2006, and fell to 32% of total deposits at the end of 2006 from 35% at the end of 2005. NOW and savings accounts also experienced runoff. Money market deposit accounts increased during the year, capturing some of the demand deposit runoff due to a new higher-interest money market sweep account introduced in 2006, and time deposits under $100,000 also increased. We currently have initiatives in place to grow both consumer and commercial deposits in 2007, although no assurance can be given that deposits will increase as planned.

•

Total non-deposit borrowings grew by $96 million in 2006, increasing to 21% of total liabilities at the end of 2006 from 15% at the end of 2005. Since loan growth was significantly greater than growth in deposits, FHLB borrowings were obtained to make up the difference. Our net loans to total deposits ratio increased to 100.5% at the end of 2006 from 89.5% at the end of 2005 due to this increased reliance on wholesale funding. Despite this development, we still have ample sources of liquidity available to fund expected loan growth even if anticipated retail deposit increases don’t materialize.

•

In June 2006, the Company issued $15 million in junior subordinated debentures to support the issuance of trust preferred securities by a wholly-owned trust subsidiary. The proceeds from this issuance had the immediate effect of reducing short-term borrowings, but were subsequently used to retire $15 million in higher-cost trust preferred securities when those securities were called in December 2006.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense consists of operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $55.6 million in 2006, compared to $50.8 million in 2005 and $43.5 million in 2004. This represents an increase of 10% in 2006 over 2005, and an increase of 17% in 2005 over 2004. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

	Year Ended December 31,
	2006(a)			2005(a)			2004(a)
Distribution, Rate & Yield (dollars in thousands)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)
Assets
Investments:
Federal Funds Sold/Due from Time	$765	$34	4.44%	$4,314	$136	3.15%	$4,233	$54	1.28%
Taxable	$141,747	$6,294	4.44%	$164,490	$6,526	3.97%	$132,048	$5,042	3.82%
Non-taxable	$50,941	$2,040	6.16%	$37,526	$1,507	6.08%	$32,761	$1,312	6.07%

Total Investments	$193,453	$8,368	4.89%	$206,330	$8,169	4.34%	$169,042	$6,408	4.19%

Loans and Leases:(c)
Agricultural	$10,950	$932	8.51%	$11,257	$1,471	13.07%	$11,236	$735	6.54%
Commercial	$136,946	$12,886	9.41%	$123,351	$9,646	7.82%	$110,408	$7,815	7.08%
Real Estate	$600,047	$51,839	8.64%	$506,991	$39,514	7.79%	$456,567	$33,015	7.23%
Consumer	$53,790	$5,115	9.51%	$50,506	$4,144	8.20%	$44,938	$2,973	6.62%
Consumer Credit Cards	$8,819	$829	9.40%	$8,414	$851	10.11%	$8,545	$983	11.50%
Direct Financing Leases	$13,110	$809	6.17%	$5,020	$340	6.77%	$1,121	$79	7.05%
Other	$379	$—	0.00%	$2,463	$—	0.00%	$3,783	$—	0.00%

Total Loans and Leases	$824,041	$72,410	8.79%	$708,002	$55,966	7.90%	$636,598	$45,600	7.16%

Total Interest-Earning Assets(e)	$1,017,494	$80,778	8.05%	$914,332	$64,135	7.10%	$805,640	$52,008	6.54%

Other Earning Assests	$7,823			$6,188			$5,732
Non-Earning Assets	$105,979			$98,213			$94,526

Total Assets	$1,131,296			$1,018,733			$905,898

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$65,234	$69	0.11%	$68,502	$63	0.09%	$59,238	$55	0.09%
Savings	$68,133	$358	0.53%	$72,903	$383	0.53%	$60,269	$320	0.53%
Money Market	$125,344	$2,947	2.35%	$114,171	$821	0.72%	$131,101	$894	0.68%
TDOA’s, and IRA’s	$23,399	$780	3.33%	$22,267	$481	2.16%	$22,240	$360	1.62%
Certificates of Deposit < $100,000	$96,050	$3,595	3.74%	$86,734	$2,155	2.48%	$92,535	$1,499	1.62%
Certificates of Deposit > $100,000	$182,380	$8,059	4.42%	$159,579	$4,781	3.00%	$131,212	$2,283	1.74%

Total Interest-Bearing Deposits	$560,540	$15,808	2.82%	$524,156	$8,684	1.66%	$496,595	$5,411	1.09%
Borrowed Funds:
Federal Funds Purchased	$13,235	$675	5.10%	$690	$28	4.06%	$1,003	$11	1.10%
Repurchase Agreements	$24,281	$161	0.66%	$28,772	$110	0.38%	$23,782	$76	0.32%
Short Term Borrowings	$92,106	$4,307	4.68%	$25,357	$824	3.25%	$18,038	$284	1.57%
Long Term Borrowings	$32,674	$975	2.98%	$60,564	$1,501	2.48%	$52,459	$1,304	2.49%
TRUPS	$38,385	$3,205	8.35%	$31,013	$2,185	7.05%	$27,717	$1,410	5.09%

Total Borrowed Funds	$200,681	$9,323	4.65%	$146,396	$4,648	3.17%	$122,999	$3,085	2.51%

Total Interest Bearing Liabilities	$761,221	$25,131	3.30%	$670,552	$13,332	1.99%	$619,594	$8,496	1.37%
Demand Deposits	$270,183			$260,661			$212,321
Other Liabilities	$15,530			$12,089			$8,886
Shareholders’ Equity	$84,362			$75,431			$65,097

Total Liab. and Shareholders’ Equity	$1,131,296			$1,018,733			$905,898

Interest Income/Earning Assets			8.05%			7.10%			6.54%
Interest Expense/Earning Assets			2.47%			1.46%			1.05%

Net Interest Margin(d)		$55,647	5.58%		$50,803	5.64%		$43,512	5.49%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan Fees were approximately $2,395,610, $2,171,360, and $2,290,000 for the years ended December 31, 2006, 2005, and 2004 respectively. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets (tax-equivalent).
(e)	Non-accrual loans have been included in total loans for purposes of total interest earning assets.

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

	Years Ended December 31,
Volume & Rate Variances (dollars in thousands)	2006 over 2005				2005 over 2004
	Increase (decrease) due to				Increase (decrease) due to
	Volume	Rate	Rate/ Vol	Net	Volume	Rate	Rate/ Vol	Net
Assets:

Investments:
Federal funds sold / Due from time	$(112)	56	(46)	$(102)	$1	79	2	$82
Taxable	$(902)	778	(108)	$(232)	$1,239	197	48	$1,484
Non-taxable(1)	$539	(4)	(2)	$533	$191	4	—	$195

Total Investments	$(475)	$830	$(156)	$199	$1,431	$280	$50	$1,761

Loans:
Agricultural	$(40)	(513)	14	$(539)	$2	733	1	$736
Commercial	$1,063	1,961	216	$3,240	$916	819	96	$1,831
Real Estate	$7,253	4,286	786	$12,325	$3,646	2,569	284	$6,499
Consumer	$269	659	43	$971	$368	714	89	$1,171
Credit Cards	$41	(60)	(3)	$(22)	$(15)	(119)	2	$(132)
Direct Financing Leases	$548	(30)	(49)	$469	$275	(3)	(11)	$261
Other	$—	—	—	$—	$—	—	—	$—

Total Loans and Leases	$9,134	$6,303	$1,007	$16,444	$5,192	$4,713	$461	$10,366

Total Interest Earning Assets	$8,659	$7,133	$851	$16,643	$6,623	$4,993	$511	$12,127

Liabilities

Interest Bearing Deposits:
NOW	$(3)	9	—	$6	$9	(1)	—	$8
Savings Accounts	$(25)	—	—	$(25)	$67	(3)	(1)	$63
Money Market	$81	1,863	182	$2,126	$(116)	49	(6)	$(73)
TDOA’s & IRA’s	$25	261	13	$299	$1	120	—	$121
Certificates of Deposit < $100,000	$232	1,091	117	$1,440	$(94)	800	(50)	$656
Certificates of Deposit > $100,000	$683	2,271	324	$3,278	$494	1,648	356	$2,498

Total Interest Bearing Deposits	$993	$5,495	$636	$7,124	$361	$2,613	$299	$3,273

Borrowed Funds:
Federal Funds Purchased	$509	7	131	$647	$(4)	30	(9)	$17
Repurchase Agreements	$(17)	81	(13)	$51	$16	15	3	$34
Short Term Borrowings	$2,169	362	952	$3,483	$115	302	123	$540
Long Term Borrowings	$(691)	306	(141)	$(526)	$202	(4)	(1)	$197
TRUPS	$519	404	97	$1,020	$168	543	64	$775

Total Borrowed Funds	$2,489	$1,160	$1,026	$4,675	$497	$886	$180	$1,563

Total Interest Bearing Liabilities	$3,482	$6,655	$1,662	$11,799	$858	$3,499	$479	$4,836

Net Interest Income	$5,177	$478	$(811)	$4,844	$5,765	$1,494	$32	$7,291

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $5.2 million to net interest income in 2006 relative to 2005. The positive volume variance is mainly due to growth in average interest-earning assets, as shown in the Average Balances and Rates table. Average interest-earning assets were $103 million higher in 2006 than in 2005, an increase of 11% caused by growth of $116 million, or 16%, in average loan balances partially offset by a decline of $13 million, or 6%, in average investment balances. Average non-earning assets declined slightly to 9% of average total assets in 2006 from 10% in 2005, although the favorable impact of that shift was offset by the fact that average demand deposits declined to 24% of average assets in 2006 from 26% in 2005. The volume variance was also negatively impacted by a shift on the liability side from lower-cost deposits to higher-cost borrowed funds. The average balance of borrowed funds was $54 million higher in 2006 than in 2005, an increase of 37%, while average interest-bearing deposits increased by only $36 million, or 7%, for the same time periods.

The addition of higher-cost short-term borrowings also impacted the rate variance, as evidenced by the 148 basis point increase in the cost of borrowed funds relative to only a 116 basis point increase in the cost of interest-bearing deposits for 2006 relative to 2005. The fact that an increasing proportion of our money market accounts are higher-cost sweep account balances is another factor that negatively impacted the rate variance. The average cost of money market accounts was 163 basis points higher in 2006 than in 2005. Overall, the weighted average cost of interest-bearing liabilities increased by 131 basis points while the weighted average yield on interest-earning assets increased by only 95 basis points, contributing to an unfavorable rate variance of $478,000 for the year. The recovery of $536,000 in interest and fees in the third quarter of 2005 added approximately 5 basis points to the yield on average earning assets for 2005, and was also a contributing factor to the unfavorable rate variance from 2005 to 2006. The rate variance would have been even greater if not for the Company’s large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. The Company’s net interest position averaged $244 million in 2005, the base period for the rate variance calculations, thus the yield increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.58% in 2006 as compared to 5.64% in 2005, a drop of 6 basis points. The Company’s interest rate risk position is slightly asset-sensitive, meaning that all else being equal the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. Short-term interest rates were rising during the first half of 2006 and flat for the latter half of 2006. The positive impact of rising rates in the first half of 2006 was offset by relatively low-margin growth and a drop in average demand deposit balances and low-cost core deposits, and our net interest margin has been declining since mid-2006 when short-term rates stopped increasing. By year-end our net interest margin was approximately 5.35%, and we expect that it will average about that in 2007 if core deposits grow as anticipated, although no assurance can be given in that regard. The net interest margin for earning assets added in 2006 is estimated at around 3%, much lower than the Company’s net interest margin on pre-existing interest-earning assets since they were funded by relatively expensive FHLB borrowings and brokered deposits. While causing net interest margin compression, this low-margin growth in earning assets has augmented net interest income and enhanced our return on equity.

As with 2006, the positive volume variance in 2005 was mainly due to growth in average interest-earning assets. Average interest-earning assets increased $109 million, or 13%, for 2005 relative to 2004, largely due to growth of $71 million, or 11%, in average loan balances. Average investment balances increased by $37 million, or 22%, in 2005 relative to 2004, due to a leverage strategy implemented in April 2004 that added approximately $100 million in mortgage-backed securities to interest-earning assets and a like amount of similar-duration FHLB borrowings to interest-bearing liabilities. Average non-earning assets were about 10% of average total assets in both 2005 and 2004, however the average balance of demand deposits, other liabilities, and shareholders’ equity increased to 34% of average assets in 2005 from 32% in 2004 due in large part to strong growth in average demand deposit balances. The favorable rate variance in 2005 was due in part to the recovery of $536,000 in interest on a note that was sold during the year and the accelerated recognition of $80,000 in fees on a participation loan that prepaid, but was caused mainly by our large net interest position. The Company’s net interest margin was 5.64% in 2005 relative to 5.49% in 2004, an increase of 15 basis points. During 2005 our net interest margin rose in strong correlation to increases in short-term market interest rates, and was also favorably impacted by the aforementioned interest recovery.

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

The Company’s provision for loan and lease losses was $3.9 million in 2006, $3.2 million in 2005, and $3.5 million in 2004. The loan loss provision was higher in 2006 because of robust growth in loans and a higher degree of uncertainty (and corresponding loan loss allowance increase) with regard to certain classified loans, as well as the recovery in 2005 of previously charged-off balances which enabled a significant reduction in the loan loss provision during that year. Those 2005 recoveries, combined with a $2.1 million reduction in non-performing loans and overall improvement in credit quality in 2005 relative to 2004, contributed to a reduction of $323,000 in the provision in 2005 despite adding $2.0 million to the reserve for a $2.5 million unsecured commercial loan that was ultimately charged off during that year.

Because the provision exceeded net charge-offs in 2006, the allowance for loan losses increased by $2.2 million during the year, rising to 1.3% of total gross loans and leases at the end of 2006 from 1.26% at the end of 2005. Subsequent to a thorough review of the allowance relative to the current size, composition and quality of the Company’s loan and lease portfolio, it has been judged by management to be adequate to absorb currently identified potential losses as well as any likely future losses.

Non-interest Revenue and Operating Expense

The following table sets forth the major components of the Company’s non-interest revenue and other operating expense, along with relevant ratios, for the years indicated:

Non Interest Revenue/Expense (dollars in thousands, unaudited)	2006	% of Total	2005	% of Total	2004	% of Total
NON INTEREST REVENUE:
Service charges on deposit accounts	$6,049	53.95%	$5,575	60.22%	$5,900	60.25%
Credit card fees	$968	8.63%	$817	8.83%	$704	7.19%
Checkcard fees	$922	8.22%	$696	7.52%	$534	5.45%
Other service charges & fees	$2,756	24.58%	$2,283	24.66%	$1,910	19.51%
BOLI Income	$774	6.90%	$792	8.55%	$487	4.97%
Gains on sales of loans	$79	0.71%	$523	5.65%	$330	3.37%
(Loss) Gains on sale of investment securities	$9	0.08%	$(394)	-4.26%	$19	0.20%
(Loss) on tax credit investment	$(940)	-8.38%	$(1,092)	-11.80%	$(469)	-4.79%
Other	$595	5.31%	$58	0.63%	$377	3.85%

Total non-interest revenue	$11,212	100.00%	$9,258	100.00%	$9,792	100.00%
As a % of average interest-earning assets		1.10%		1.01%		1.22%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$16,770	49.55%	$15,648	47.95%	$13,919	47.49%
Occupancy costs
Furniture & Equipment	$3,228	9.54%	$3,192	9.78%	$3,266	11.14%
Premises	$3,277	9.68%	$2,964	9.08%	$2,743	9.36%
Advertising and Marketing Costs	$1,022	3.02%	$1,524	4.67%	$1,241	4.23%
Data Processing Costs
Item processing costs	$—	0.00%	$—	0.00%	$8	0.03%
Other data processing	$1,427	4.22%	$1,194	3.66%	$1,079	3.68%
Deposit Services Costs	$1,811	5.35%	$1,303	3.99%	$1,168	3.98%
Loan Services Costs
Loan Processing	$297	0.88%	$281	0.86%	$383	1.31%
ORE Owned	$80	0.24%	$617	1.89%	$345	1.18%
Credit Card	$700	2.07%	$613	1.88%	$599	2.04%
Other loan services	$—	0.00%	$8	0.02%	$2	0.01%
Other Operating Costs
Telephone & data communications	$825	2.44%	$846	2.59%	$766	2.61%
Postage & mail	$380	1.12%	$315	0.98%	$389	1.33%
Other	$1,076	3.18%	$827	2.54%	$741	2.53%
Professional Services Costs
Legal & Accounting	$1,121	3.31%	$1,296	3.97%	$840	2.86%
Other professional service	$1,083	3.20%	$1,215	3.72%	$1,047	3.57%
Stationery & Supply Costs	$598	1.77%	$683	2.09%	$673	2.30%
Sundry & Tellers	$146	0.43%	$108	0.33%	$102	0.35%

Total other operating expense	$33,841	100.00%	$32,634	100.00%	$29,311	100.00%
As a % of average interest-earning assets		3.32%		3.57%		3.64%
Net non-interest income as a % of average interest-earning assets		-2.22%		-2.56%		-2.42%
Efficiency Ratio (tax-equivalent)		49.63%		52.64%		54.04%

Because the percentage increase in net interest plus other income was higher than the increase in non-interest expense, the Company’s tax-equivalent overhead efficiency ratio declined to 49.6% for 2006, relative to 52.6% for 2005 and 54.0% in 2004. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation.

Non-interest income increased by $2.0 million, or 21%, in 2006 relative to 2005, due in part to the impact of non-recurring items but mainly from strong increases in service charges on deposits, check card interchange fees, and operating lease income. The Company’s 2005 results reflect an overall decline of $534,000, or 5%, in non-interest income relative to 2004, primarily because of a drop in service charges on deposit accounts and several non-recurring events. Non-interest income increased to 1.1% of average interest-earning assets in 2006 from 1.0% in 2005.

The primary sources of other operating income for the Company include the categories itemized in the table above. Items of a non-recurring nature that impacted non-interest income in 2006 include a $100,000 gain upon the outsourcing of merchant services to First Data, as discussed in the “Recent Developments” section, and an $88,000 gain on a life insurance policy, both of which are included in “Other” non-interest revenue. Non-recurring items in 2005 include a $523,000 gain on the bulk sale of $21 million in residential mortgage loans, a $406,000 loss on the sale of investment securities resulting from a year-end repositioning of the portfolio, gains on the sale of OREO totaling $127,000 that are reflected in the “Other” category, and write-downs of our investment in Diversified Holdings, Inc. totaling $570,000 that are also included in “Other”. In 2004, the principal non-recurring items include a $297,000 adjustment reducing BOLI income, as well as approximately $110,000 in gains from the sale of OREO. The “Other” category in non-interest income increased to $595,000 in 2006 from only $58,000 in 2005, due almost entirely to the non-recurring items noted herein.

The largest component of other operating income, service charges on deposit accounts, increased by $474,000, or 9% in 2006 primarily because of higher returned item and overdraft charges resulting from higher levels of activity, although they declined as a percentage of total non-interest revenue because of the impact of non-recurring items on total non-interest revenue. Service charges fell by $325,000 in 2005 despite fairly significant increases in average transaction account balances, due to a lower percentage of returned item and overdraft fees relative to transaction accounts. The Company’s ratio of service charge income to average transaction accounts (demand and interest-bearing NOW accounts) was 1.8% in 2006, 1.7% in 2005, and 2.2% in 2004. The drop in 2005 is due in part to growth in accounts that are initially free of service charges. In time, as these free accounts generate more returned item and overdraft fees the percentage should gradually increase, although no guarantee can be given in that regard. Free accounts also provide interest-free or low-cost funding, expand the Company’s customer base, and increase cross-sell opportunities for other Bank products such as consumer loans and relatively low-cost savings accounts.

Other service charges and fees constitute the second largest portion of non-interest income, with the principal components consisting of operating lease income, dividends received on restricted stock, currency order fees, and ATM fees. Other service charges and fees totaled $2.8 million in 2006, $2.3 million in 2005, and $1.9 million in 2004. In 2006, the largest year-over-year changes within this category were higher operating lease income and higher dividends received on FHLB stock. In 2005 the most significant increases were in leasing income and service charge income from currency orders. Other service charges and fees were about 25% of total non-interest revenue in 2006 and 2005, up from 20% in 2004 due to the growing impact of operating lease income and higher FHLB dividends.

Credit card fees include credit card interchange fees and credit card annual fees as primary components. Credit card fees increased $151,000, or 18%, in 2006 relative to 2005, due primarily to a higher level of activity. These fees were about 9% of total non-interest income in 2006 and 2005, up from 7% in 2004. Checkcard fees, mostly checkcard interchange fees, increased by $226,000, or 32%, in 2006, due to an increase in the number of cards and higher usage per card. As with credit card fees, checkcard fees are trending up as a percentage of non-interest revenue.

BOLI income declined by $18,000, or 2%, in 2006 relative to 2005. At December 31, 2006 the Company had $25.0 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, however, as of the same date the Company had approximately $1.5 million invested in “separate account” BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. This separate account BOLI has returns pegged to participant-directed investment allocations, and is thus subject to loss of principal depending on equity market movements. The decline in BOLI income was mainly the result of lower returns on separate account BOLI linked to deferred compensation balances. Reflected in the year-end 2006 balance of general account BOLI is a $6 million investment made in December 2006, which is expected to add approximately $240,000 to BOLI income in 2007, although no assurance can be given in that regard. The increase in BOLI income in 2005 relative to 2004 is mainly due to an adjustment in 2004 that reduced BOLI income by $297,000. The income adjustment stems from certain BOLI accounts that had been carried on the Company’s books gross of potential surrender charges, but which were written down in 2004 to reflect such charges.

Income from loan sales was $79,000 in 2006, $523,000 in 2005, and $330,000 in 2004. The 85% decline in 2006 relative to 2005, and the 58% increase in 2005 relative to 2004 is due mainly to the first quarter 2005 sale of $21 million in residential mortgage loans. The Company still originates a limited number of residential mortgage loans (primarily those associated with its all-in-one “construction through permanent financing” product), but since the bulk loan sale in 2005 we have been holding most newly originated residential mortgage loans in our loan portfolio. In past years we were much more active in the residential mortgage lending business, but we currently refer the majority of our residential mortgage loan customers to Genpact Mortgage Services (formerly Moneyline Lending Services), which pays the Company referral fees for successfully closed loans. Genpact fees are reflected in other service charges, commissions and fees, and totaled $67,000 in 2006, $95,000 in 2005 and $72,000 in 2004.

While there were negligible gains on investment securities in 2006 and 2004, the sale of approximately $13 million in underperforming investment securities in December 2005 resulted in a loss of $406,000, although this was partially offset by earlier gains on called securities and the net loss for 2005 was $394,000. In addition to non-recurring losses generated by investment portfolio activities, recurring losses on our tax credit investments are also netted out of non-interest revenue and are shown as a separate line item in the table above because of their relative size. The losses represent our allocation of net losses generated by the operations of low-income housing tax credit funds, and are an expected component of our limited partnership tax credit fund investments that are factored into the initial assessment of projected returns. The losses, which reduce the balance of tax credit fund investments shown in other assets, increased by $152,000 in 2006 relative to 2005, and by $623,000 in 2005 relative to 2004, due in large part to additional investments in newly formed tax credit funds.

We turn now to a discussion of operating expense, which increased by only $1.2 million, or 4% in 2006 relative to 2005, primarily because a $502,000 drop in advertising and marketing expenses helped offset increases in other areas but also because non-recurring expenses had a slightly smaller impact in 2006. Operating expense declined to 3.3% of average interest-earning assets in 2006 from 3.6% in 2005. Operating expense increased $3.3 million, or 11%, in 2005 relative to 2004, however it declined slightly as a percentage of average earning assets.

For a detailed discussion of variances in other operating expenses, the logical starting place is the single largest component, salaries and employee benefits. Because they comprise such a significant portion of total operating expense, salaries and employee benefits typically experience a larger dollar increase than any other category. True to form, the year-over-year growth in salaries and benefits in 2006 was $1.1 million or 7%, and in 2005 was $1.7 million, or 12%. For 2006, salaries alone increased by $1.3 million, or 12%, due to an average of 5% for regular annual pay increases, a $314,000 accrual for stock option expense, the impact of additional branch and administrative staff, and the impact of revised incentive compensation plans. The full impact of staff additions for our Reedley and Bakersfield Riverlakes branches was felt in 2006, along with staff hired later in the year for our Delano branch which is now slated for a March 2007 opening. Salaries expense is net of estimated salaries relating directly to the origination of loans, which are deferred and amortized as a yield adjustment pursuant to FAS 91 and totaled $3.7 million in 2006, $3.4 million in 2005, and $3.5 million in 2004. The cost of employee benefits fell by $186,000, or 4%, in 2006, due to a $200,000 reduction in workers compensation premiums and a $165,000 drop in salary continuation plan accruals. Salaries and employee benefits were 50% of total operating expense in 2006, compared to 48% in 2005 and 47% in 2004, although they have been declining as a percentage of average earning assets. The number of full-time equivalent employees was 350 at the end of 2006, relative to 351 at the end of 2005 and 344 at the end of 2004. The slight decline at the end of 2006 relative to 2005 is due to the relatively large number of open positions existing at the end of 2006.

The annual increase in 2006 for total rent and occupancy costs, including furniture and equipment expenses, was $349,000, or 6%. The increase represents higher rent and depreciation associated with the new branches added at the end of 2005 and the beginning of 2006, as well as slight inflationary increases for other leased locations and higher utility costs. The increase in 2005 was only $147,000, or 2%, relative to 2004. A non-recurring charge-off of $145,000 in obsolete telephone equipment in 2004 minimized the increase in 2005 relative to 2004. Rent and occupancy costs were 19% of total operating expense in 2006 and 2005, down from 21% in 2004.

Advertising and marketing costs declined by $502,000, or 33%, in 2006 relative to 2005, in large part because of the discontinuation of a direct-mail marketing campaign run during 2005, but also due to lower newspaper and radio advertising expenses and because graphics design was brought in-house in 2006. In 2005, advertising and marketing costs increased by $283,000, or 23%, because of the aforementioned marketing campaign. Management expects total marketing expense to increase by around $800,000 in 2007 as the result of deposit initiatives currently underway.

Total data processing costs increased by $233,000, or 20%, in 2006 relative to 2005, but 2006 expenses include a non-recurring $358,000 early termination fee paid to Digital Insight in connection with our internet banking platform conversion. While resulting in a sizeable one-time fee, the conversion should reduce expenses by over $200,000 per year going forward, although no assurance can be given that the projected savings will be realized. In 2005, data processing expenses increased by $107,000, or 10%, due to the commencement of maintenance fees on our core processing system. Data processing costs would have increased even more if not for the fact that Federal Reserve Bank processing charges were included in this category in 2005, but moved to Deposit services costs in 2006.

Deposit services costs increased by $508,000, or 39% in 2006 relative to 2005, in large part because Federal Reserve Bank processing charges are in deposit services costs in 2006 but are reflected in data processing costs for 2005. These charges totaled $334,000 in 2006. Other costs in deposit services, such as ATM network costs, courier costs, and check card processing costs, also show sizeable increases in 2006. In 2005, the increase in deposit services costs was $135,000, or 12%, due to higher armored car expenses, ATM servicing costs, check card processing costs, and gift card costs. Loan services expenses were down by a combined $442,000, or 29% in 2006 relative to 2005. The primary cause of this decrease is that 2006 expenses are net of a $72,000 non-recurring recovery, and include only $133,000 in OREO write-downs relative to $550,000 in OREO write-downs in 2005 expenses. Loan services expenses increased by $190,000, or 14% in 2005 relative to 2004, because of the OREO write-downs in 2005.

The “other operating costs” category includes telecommunications, postage, and other miscellaneous costs, and totaled $2.3 million in 2006, $2.0 million in 2005, and $1.9 million in 2004. Telecommunications expense fell slightly in 2006 as the result of a more efficient configuration, but increased by $80,000, or 10%, in 2005. Postage expense increased by $65,000 in 2006 but shows a decline of $74,000 for 2005, due primarily to the timing of payments. Other miscellaneous operating expenses increased $249,000, or 30% in 2006 in comparison to 2005, and by $86,000, or 12% for 2005 over 2004. Increases in both years were driven by higher depreciation on operating leases, resulting from an increasingly larger volume of leasing business.

Legal and accounting costs were down by $175,000 in 2006, due in part to a non-recurring legal recovery of $76,000 in 2006 but also because of the fact that 2005 includes $200,000 in audit costs relating to 2004. These costs were up by $456,000 in 2005, due primarily to a $200,000 in SOX 404 audit costs for 2004 that were expensed in 2005 and an increase in legal costs related to collections. The cost of other professional services fell by $132,000, or 11% in 2006 due to a drop in accruals for the directors’ retirement plan, and increased by $168,000, or 16% in 2005, due principally to increased costs associated with the directors’ retirement and deferred fee plans.

Income Taxes

The Company’s provision for federal and state income taxes was $10.0 million in 2006, $8.1 million in 2005, and $7.2 million for 2004. This represents 34% of income before taxes in 2006, 33% in 2005, and 35% in 2004. The effective tax rate was higher in 2004 than in either 2006 or 2005, due in part to a $400,000 adjustment in 2004 associated with the filing of amended 2002 tax returns to exclude the benefit of the Bank’s real estate investment trust (“REIT”). REIT benefits were excluded subsequent to our receipt of an adverse interpretation of existing law that was released by the California Franchise Tax Board on December 31, 2003. Without the adjustment in 2004 the rate would have been 33%, the same as in 2005. The accrual rate increased slightly in 2006 largely because stock option expense, which wasn’t recognized in operating results in either 2005 or 2004, is not allowed as a tax deduction.

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

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $2.0 million in federal tax-exempt income in 2006, $1.5 million in 2005, and $1.3 million in 2004. Although not reflected in the investment portfolio, the company also has total investments of $11.8 million in low-income housing tax credit funds as of December 31, 2006, including a $2 million investment commitment made in July 2006. These investments have generated substantial tax credits for the past few years, with about $1.4 million in credits available for the 2006 tax year and $1.3 million in tax credits realized in 2005. The investments are expected to generate an additional $11.1 million in aggregate tax credits from 2007 through 2018; however, the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2006, the Company had a net deferred tax asset of $5.0 million.

Financial Condition

A comparison between the summary year-end balance sheets for 2002 through 2006 was presented previously in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, deposits and shareholders’ equity have grown each year for the past four years. The Company experienced its most pronounced growth in assets during 2004, with total assets increasing by $196 million, or 24%, due to the aforementioned leverage strategy and strong organic loan growth. Growth in 2006 was almost as robust, with total assets growing by $162 million, or 15%, due to growth in loans. Deposits lagged behind in 2006, growing by only $53 million, or 6%, even with a $45 million increase in wholesale-source brokered deposits. Total assets grew by only $55 million, or 6%, in 2005 because of the sale of $21 million in mortgage loans and the prepayment of an $8 million loan participation. Significant changes in the relative size of balance sheet components in 2006 include net loans and leases, which increased to 72% of total assets at the end of 2006 from 69% at the end of 2005, and investment securities, which experienced an offsetting decline to 16% of total assets at the end of 2006 from 18% at the end of 2005. On the liability side, deposits declined to 77% of total liabilities at December 31, 2006 from 84% of total liabilities at December 31, 2005, with an offsetting increase in short-term FHLB borrowings, which increased to 16% of total liabilities at the end of 2006 from 7% at the end of 2005. Within deposits, non-interest bearing deposits declined to 32% of total deposits from 35% during the same time period. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

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

As noted above, loan and lease balances grew at a faster pace than total assets during 2006, and thus increased as a percentage of the total. Since loans grew at a much faster rate than deposits, the ratio of net loans and leases to deposits increased to 100.5% at the end of 2006 from 89.5% at the end of 2005. Demand for loans remains relatively strong in many areas within the Company’s markets and competition continues to intensify, especially in Fresno and Bakersfield. To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans without compromising credit quality.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2002 through 2006, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth the Company’s gross loans and leases outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs, nor is the allowance deducted.

Loan and Lease Distribution

	As of December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Agricultural	$13,193	$9,898	$13,146	$13,693	$11,030
Commercial and Industrial	$113,644	$100,545	$100,042	$93,287	$83,109
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	$420,973	$363,094	$336,065	$306,635	$238,709
Secured by Residential Properties	$177,448	$128,735	$126,241	$98,891	$91,084
Secured by Farmland	$53,668	$45,353	$37,648	$25,281	$16,931
Held for Sale	$—	$—	$440	$513	$653

Total Real Estate	$652,089	$537,182	$500,394	$431,320	$347,377
Small Business Administration loans	$25,946	$24,190	$21,547	$21,964	$21,918
Consumer Loans	$54,568	$51,006	$48,992	$41,106	$39,825
Direct Financing Leases	$20,150	$10,138	$3,490	$792	$—
Consumer Credit Cards	$8,418	$8,401	$8,665	$8,519	$9,359

Total Loans and Leases	$888,008	$741,360	$696,276	$610,681	$512,618

Percentage of Total Loans and Leases
Agricultural	1.49%	1.34%	1.89%	2.24%	2.15%
Commercial and Industrial	12.80%	13.56%	14.37%	15.27%	16.21%
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	47.41%	48.98%	48.27%	50.21%	46.57%
Secured by Residential Properties	19.98%	17.36%	18.13%	16.20%	17.77%
Secured by Farmland	6.04%	6.12%	5.41%	4.14%	3.30%
Held for Sale	0.00%	0.00%	0.06%	0.08%	0.13%

Total Real Estate	73.43%	72.46%	71.87%	70.63%	67.77%
Small Business Administration loans	2.92%	3.26%	3.09%	3.60%	4.27%
Consumer Loans	6.14%	6.88%	7.04%	6.73%	7.77%
Direct Financing Leases	2.27%	1.37%	0.50%	0.13%	0.00%
Consumer Credit Cards	0.95%	1.13%	1.24%	1.40%	1.83%

	100.00%	100.00%	100.00%	100.00%	100.00%

As displayed in the table, aggregate loan and lease balances increased by $375 million, or 73%, from the end of 2002 to the end of 2006. The Company’s branches and other business units generated the bulk of that growth. Overall, loan demand in the Company’s immediate market has been weighted toward loans secured by real estate. Loans secured by commercial and professional buildings increased by $58 million, or 16%, in 2006, while loans secured by residential properties increased by $49 million, or 38%. About $21 million of the increase in loans secured by residential properties is from an increase in outstanding balances on home equity loans, another $18 million is from growth in residential mortgage loans, and the remainder is in the form of commercial loans where residential real estate was taken as collateral. Loans secured by residential properties increased to 20% of total loans at December 31, 2006, from 17% at December 31, 2005.

Real estate loans secured by farmland grew by $8 million, or 18%, during 2006, and have increased to 6% of total loans from 3% since the end of 2002. Agricultural production loan balances increased by $3 million, or 33% during 2006, but overall have been trending downward as a percentage of total loans since 2002. The Company has, to some extent, withdrawn from financing production lines, where year-to-year cash flow variations can impede the ability of borrowers to meet contractual repayment terms. With uncertain commodity prices some of our borrowers have experienced declining equity in farming operations, and many are selling farm land for alternate uses such as housing and commercial development. The Company also originates and sells agricultural mortgage loans to certain investors, and the volume of agricultural mortgage loans serviced totaled $13 million as of December 31, 2006. Total loans serviced for others numbered 44 with an aggregate balance of $17 million as of the end of 2006, as compared to 56 loans with an aggregate balance of $17 million at the end of 2005.

Commercial and industrial loans, including SBA loans, increased by a combined $15 million, or 12%, in 2006. Despite an overall trend upward for the past few years, their growth rate has lagged behind that of the aggregate portfolio and commercial loans declined to 16% of total loans at the end of 2006 from 20% at the end of 2002. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and this segment of the portfolio has struggled for growth as the local market has become increasingly competitive. Potential business has been passed over in some instances, and in others the Company has taken real estate collateral as an abundance of caution, which causes the loans to be classified as commercial real estate. The Company also has a business unit dedicated to SBA loans and is very active in specific SBA program lending. Further, the Company is designated as an SBA Preferred Lender, which allows greater flexibility to meet small business loan requests with a more timely credit approval process. In the past the Company has sold some SBA loans, and while we still have the ability to do so, our intention for the immediate future is to retain the SBA loans we originate. Direct finance leases are also a form of secured commercial credit, and are an increasingly popular option for our business customers. Part of the reason for the limited growth in commercial loans is the growth in direct finance leases, which increased by $10 million, or 99%, in 2006 and are now over 2% of total loans and leases.

The consumer loans category represented 6% of total loans and leases outstanding at December 31, 2006, and 7% at December 31, 2005. These balances consist primarily of automobile loans and unsecured lines of credit. Consumer loans increased by $4 million, or 7%, during 2006. Consumer credit card loans represented just 1% of total loans and leases outstanding at December 31, 2006, having declined from 2% of total loans and leases at December 31, 2002.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2006, including non-accruing loans. The maturity distribution is grouped by remaining scheduled principal payments that are due within three months, after three months but less than one year, after one but within five years, or after five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories.

	As of December 31, 2006
Loan and Lease Maturity (dollars in thousands)	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$300	$9,519	$3,374	$—	$13,193	$849	$2,525
Commercial and Industrial (1)	$17,778	$31,167	$62,526	$28,119	$139,590	$41,230	$49,415
Real Estate	$48,976	$91,365	$100,366	$411,382	$652,089	$256,260	$255,488
Consumer Loans	$2,432	$4,067	$23,369	$24,700	$54,568	$22,956	$25,113
Credit Cards	$—	$—	$8,418	$—	$8,418	$8,418	$—
Direct Financing Leases	$—	$49	$12,617	$7,484	$20,150	$—	$20,101

TOTAL	$69,486	$136,167	$210,670	$471,685	$888,008	$329,713	$352,642

(1)	Includes Small Business Administration Loans

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, and a $160,000 reserve for unfunded commitments is reflected as a liability in the Company’s consolidated balance sheet at December 31, 2006. Total unused commitments to extend credit were $301 million at December 31, 2006, as compared to $317 million at December 31, 2005. Net of credit card lines available which were $40 million and $46 million at December 31, 2006 and 2005, unused commitments represented 29% and 37% of outstanding gross loans and leases at December 31, 2006 and 2005, respectively. The Company’s stand-by letters of credit totaled $29 million at December 31, 2006 and $17 million at December 31, 2005.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements located elsewhere herein.

Contractual Obligations

At the end of 2006, the Company had contractual obligations for the following payments, by type and period due:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Long-term debt obligations	$30,928,000	$—	$—	$—	$30,928,000
Operating lease obligations	$7,918,079	$1,012,803	$1,798,031	$1,537,191	$3,570,054
Purchase obligations	$125,398	$125,398	$—	$—	$—
Other long-term obligations	$2,810,195	$2,000,211	$750,847	$33,233	$25,904

Total	$41,781,672	$3,138,412	$2,548,878	$1,570,424	$34,523,958

Non-performing Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of risk related to asset quality is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

The Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As a multi-community independent bank serving a specific geographic area, the Company must contend with unpredictable changes in the California and San Joaquin Valley markets. Our asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, weather-related agricultural losses, and depressed prices for agricultural goods. While it is still premature to say with any certainty, it does not appear that the freeze that destroyed much of the orange crop in the San Joaquin Valley in early 2007 will have a material impact on the Company or any of its larger borrowers. In fact, in recent years the Company, and likewise the San Joaquin Valley, has experienced healthy growth independent of agricultural considerations. Major companies are discovering the San Joaquin Valley as an ideal location for distribution facilities, non-agricultural jobs are growing at a relatively fast rate, and comparatively low-cost housing has attracted new residents from more expensive regions of California. The Company is optimistic that the local economy will continue to flourish, but no assurance can be given that this will in fact occur.

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan or lease. At that point, the Company stops accruing income from the interest, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

	As of December 31,
Non-performing Assets (dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual Loans and Leases:(1)
Agricultural	$—	$—	$—	$725	$15
Commercial and Industrial	$370	$—	$393	$2,370	$1,070
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$—	$—	$116	$350
Secured by Residential Properties	$—	$—	$—	$260	$31
Secured by Farmland	$—	$—	$1,313	$1,920	$2,343

TOTAL REAL ESTATE	$—	$—	$1,313	$2,296	$2,724
Small Business Administration loans	$262	$288	$255	$787	$323
Consumer Loans	$57	$21	$168	$284	$141
Credit Cards	$—	$—	$19	$15	$56
Direct Financing Leases	$—	$—	$—	$—	$—

SUBTOTAL	$689	$309	$2,148	$6,477	$4,329

Loans and leases 90 days or more past due & still accruing:
(as to principal or interest)
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	$—	$—	$—	$—	$1,426
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$—	$—	$—	$700
Secured by Residential Properties	$—	$—	$—	$—	$—
Secured by Farmland	$—	$—	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—	$—	$700
Small Business Administration loans	$—	$—	$280	$206	$—
Consumer Loans	$—	$—	$20	$—	$—
Credit Cards	$—	$—	$—	$—	$12
Direct Financing Leases	$—	$—	$—	$—	$—

SUBTOTAL	$—	$—	$300	$206	$2,138

TOTAL NON-PERFORMING LOANS AND LEASES	$689	$309	$2,448	$6,683	$6,467

Other Real Estate Owned	$—	$533	$2,524	$2,784	$1,421

Total nonperforming assets	$689	$842	$4,972	$9,467	$7,888

Restructured loans and leases (2)	N/A	N/A	N/A	N/A	N/A
Nonperforming loans and leases as % of total gross loans and leases	0.08%	0.04%	0.35%	1.09%	1.26%
Nonperforming assets as a % of total gross loans and leases and other real estate owned	0.08%	0.11%	0.71%	1.54%	1.53%

(1)	Additional interest income of approximately $40,993 would have been recorded for the year ended December 31, 2006 if these loans had been paid. in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
(2)	A “restructured loan or lease” is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Despite an increase of $370,000 in non-performing commercial loans during 2006, the aggregate balance of non-performing assets at the end of 2006 represents a drop of $153,000, or 18%, from year-end 2005 levels due to the sale of the Company’s last remaining OREO early in 2006. The increase in non-accruing commercial loans is attributable primarily to a single borrowing relationship, and it should be noted that all commercial and consumer loans shown as non-accrual have been allocated a loss reserve on a dollar for dollar basis. The reserve for SBA loans on non-accrual status does not include the guaranteed portion of the loans, since a loss is not probable for those balances. In 2005, non-performing assets fell $4.1 million, or 83%, from year-end 2004 levels, and they declined by $4.5 million, or 47%, during 2004. This represents an aggregate decline of $8.8 million in three years. The ratio of non-performing assets to total gross loans plus OREO also fell substantially, to 0.08% at the end of 2006, as compared to 0.11% at the end of 2005 and 0.71% at the end of 2004.

The main changes during 2005 were in loans secured by farmland, which were reduced by $1.3 million due to the sale of a non-accruing note, and OREO, which was reduced by $2.0 million. The sale of the note resulted in the recovery of $500,000 in previously charged-off principal, as well as the payment of $536,000 in interest that had not been accrued. The reduction in OREO was partly the result of $550,000 in write-downs during the year, but was also due to the sale of several properties. In 2004, the principal change was in commercial and industrial loans, which dropped due to a $1 million relationship that was brought current when the customer collected delinquent payments owed to it under a government contract, and also because we collected a $600,000 past-due balance under a USDA guarantee.

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

Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and leases, geographic concentrations, concentrations for particular loan or collateral types, and other factors. Quantitative factors also incorporate known information about individual loans and leases, including borrowers’ sensitivity to interest rate movements and to other quantifiable external factors, such as commodity price changes and acts of nature (freezes, earthquakes, fires, etc.), that occur in a particular period. Qualitative factors are at least to some extent based on management’s judgment and experience. They include an assessment of the general economic environment in our markets and, in particular, the state of agriculture and other key industries in the San Joaquin Valley. The way a particular loan or lease might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examinations, model imprecision, and the expected rate of portfolio growth are additional factors that are considered. The table which follows summarizes the activity in the allowance for loan and lease losses for the years indicated:

	As of and for the years ended December 31,
Allowance For Loan Losses and Leases (dollars in thousands)	2006	2005	2004	2003	2002
Balances:
Average gross loans and leases outstanding during period	$824,041	$708,002	$636,598	$550,744	$500,461

Gross loans and leases outstanding at end of period	$888,008	$741,360	$696,276	$610,681	$512,618

Allowance for Loan and Lease Losses:
Balance at beginning of period	$9,330	$8,842	$6,701	$5,939	$5,675

Provision Charged to Expense	$3,851	$3,150	$3,473	$3,105	$3,350

Charge-offs
Agricultural	$—	$—	$60	$—	$602
Commercial & Industrial Loans (1)	$1,301	$2,864	$459	$1,491	$1,161
Real Estate loans	$—	$—	$—	$—	$—
Consumer Loans	$571	$494	$596	$542	$1,031
Direct Financing Leases	$4	$—	$—	$—	$—
Credit Card Loans	$344	$400	$402	$561	$580
Overdrafts	$213	$216	$254	$—	$—

Total	$2,433	$3,974	$1,771	$2,594	$3,374

Recoveries
Agricultural	$5	$747	$143	$34	$34
Commercial & Industrial Loans (1)	$439	$325	$95	$68	$156
Real Estate loans	$—	$2	$—	$—	$—
Consumer Loans	$253	$95	$120	$73	$37
Direct Financing Leases	$—	$—	$—	$—	$—
Credit Card Loans	$86	$88	$71	$76	$61
Overdrafts	$48	$55	$10	$—	$—

Total	$831	$1,312	$439	$251	$288

Net Loan and Lease Charge-offs	$1,602	$2,662	$1,332	$2,343	$3,086

Balance at end of period	$11,579	$9,330	$8,842	$6,701	$5,939

Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.19%	0.38%	0.21%	0.43%	0.62%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.30%	1.26%	1.27%	1.10%	1.16%
Allowance for Loan and Lease Losses to Non-Performing Loans and Leases	1680.55%	3019.42%	361.19%	100.27%	91.84%
Net Loan and Lease Charge-offs to Allowance for Loan and Lease Losses at End of Period	13.84%	28.53%	15.06%	34.96%	51.96%
Net Loan and Lease Charge-offs to Provision for Loan and Lease Losses	41.60%	84.51%	38.35%	75.46%	92.12%

(1)	Includes Small Business Administration Loans.

The Company’s allowance for loan and lease losses increased by close to $2.3 million during 2006 and ended the year at $11.6 million, or 1.30% of gross loans and leases, compared to $9.3 million, or 1.26% of gross loans and leases at the end of 2005. The loss provision in 2006 totaled $3.9 million, compared to $3.2 million in 2005. Net loans charged off were $1.6 million in 2006 as compared to $2.7 million in 2005. Charge-offs in 2005 included a $2.5 million unsecured commercial loan, and net charge-offs for that year would have been much higher if not for the recovery of $1.3 million in principal from previously charged off loans. Net loans charged off in 2006 were 0.19% of average loans and leases, compared to 0.38% in 2005. It should be noted that prior to 2004, losses stemming from overdraft balances were included as operating losses in operating expenses and are not reflected in the table above. While uncollectible overdraft balances are currently charged off as loan losses against the allowance for loan and lease losses, related overdraft fees and charges are still reflected as operating losses.

While evolving somewhat to incorporate a greater level of detail and sophistication in the past few years, our methodology for determining the adequacy of the Company’s allowance for loan and lease losses has, for the most part, been consistently followed. As we add new products and expand our geographic coverage, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio. We engage outside firms on a regular basis to independently assess our methodology and perform independent credit reviews of our loan and lease portfolio. The Company’s external auditors and credit review consultants, the FDIC, and the California Department of Financial Institutions also review the allowance for loan and lease losses as an integral part of the examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan and lease losses at December 31, 2006 was adequate to cover known and inherent risks in the portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that such factors will not result in increased losses in the loan and lease portfolio in the future.

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

	As of December 31,
	2006		2005		2004		2003		2002
Allocation of Loan and Lease Loss Allowance (dollars in thousands)	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$1,496	1.49%	$64	1.34%	$442	1.89%	$351	2.24%	$419	2.15%
Commercial and Industrial (2)	$1,470	15.72%	$2,295	16.82%	$4,421	17.46%	$2,728	18.87%	$2,529	20.48%
Real Estate	$6,866	73.43%	$5,918	72.46%	$2,211	71.87%	$2,721	70.63%	$1,538	67.77%
Consumer Loans	$1,077	6.14%	$467	6.88%	$884	7.04%	$719	6.73%	$734	7.77%
Direct Financing Leases	$212	2.27%	$71	1.37%	$177	0.50%	$—	0.13%	$—	0.00%
Consumer Credit Cards	$458	0.95%	$515	1.13%	$707	1.24%	$182	1.40%	$719	1.83%

TOTAL	$11,579	100.00%	$9,330	100.00%	$8,842	100.00%	$6,701	100.00%	$5,939	100.00%

(1)	Represents percentage of loans in category to total loans.
(2)	Includes Small Business Administration loans.

Investment Portfolio

With a book value of $190 million at December 31, 2006, the investment securities portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes: 1) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; 2) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; 3) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and 5) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company uses two portfolio classifications for its investments: “held-to-maturity”, and “available-for-sale”. Accounting rules also allow a trading portfolio classification, but the Company has no investments that would be classified as such. The held-to-maturity portfolio can consist only of investments that the Company has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Since the Company does not have a trading portfolio, the available-for-sale portfolio is comprised of all securities not included as “held-to-maturity”. Even though management currently has the intent and the ability to hold the Company’s marketable investments to maturity, they are all currently classified as available-for-sale to allow maximum flexibility with regard to the active management of the Company’s investment portfolio. SFAS 133 requires available-for-sale securities to be marked to market on a periodic basis with an offset to accumulated other comprehensive income, a component of equity. Monthly adjustments are made to that account to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s investment portfolio is currently composed primarily of: (1) U.S. Treasury and Agency issues for liquidity and pledging; (2) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (3) state, county and municipal obligations, which provide limited tax free income and pledging potential; and (4) other equity investments. The fourth category includes an equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency. Securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $167 million and $164 million at December 31, 2006 and 2005, respectively.

During 2006, investment portfolio balances declined $3 million, with a $13 million drop in mortgage-backed securities partially offset by a $9 million increase in municipal securities and a $1 million increase in Agency securities. The decline in mortgage-backed securities, which fell to 62% of total investment securities at the end of 2006 from 68% at the end of 2005 and 80% at the end of 2004, is primarily due to the runoff of our leverage strategy bonds, but also includes the 2005 sale of $13 million in non-leverage mortgage-backed securities in a repositioning move. Longer-duration municipal bonds have been increased in weighting over the last two years, to 28% of the total portfolio at the end of 2006 from 23% at the end of 2005 and 17% at the end of 2004, as a defensive measure against the possibility of falling bond rates. At December 31, 2006, the investment portfolio represented 16% of total assets, as compared to 18% at the end of 2005 and 20% at the end of 2004.

As can be seen on the Distribution, Rate & Yield table presented in a previous section, the average tax-equivalent yield earned on total investments increased to 4.89% in 2006 from 4.34% in 2005. The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

	As of December 31,
	2006		2005		2004
Investment Portfolio - Available For Sale (dollars in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Treasury Securities	$501	$496	$504	$495	$506	$506
US Government Agencies & Corporations	18,035	17,879	17,360	17,143	6,013	6,004
Mortgage-backed securities (CMO)	121,204	118,175	134,455	131,050	159,576	158,722
State & political subdivisions	53,387	53,713	44,477	44,977	31,504	32,783
Equity securities	6	9	6	11	6	9

Total Investment Securities	$193,133	$190,272	$196,802	$193,676	$197,605	$198,024

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2006. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

	As of December 31, 2006
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
Investment Maturities - Available For Sale (dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$496	3.16%	$—	—	$—	—	$—	—	$496	3.16%
US Government agencies & corporations	2,978	4.16%	14,206	4.54%	695	5.55%	—	—	17,879	4.51%
Mortgage-backed securities	366	3.81%	113,988	4.45%	3,821	5.42%	—	—	118,175	4.48%
State & political subdivisions (1)	3,323	7.93%	14,962	6.10%	26,062	5.86%	9,366	6.21%	53,713	6.12%
Equity securities (2)	—	—	—	—	—	—	9	4.63%	9	4.63%

Total investment securities	$7,163		$143,156		$30,578		$9,375		$190,272

(1)	Yields are not adjusted for the tax benefits of non taxable income
(2)	Equity securities have no stated maturity but have been added to the after ten years, for ease of review.

Cash and Due From Banks

Cash on hand and balances due from correspondent banks totaled $53 million at the end of 2006 and $50 million at the end of 2005. At December 31, 2006, cash and due from banks comprised 4% of total assets, compared to 5% at December 31, 2005. These balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, thus period-end balances are not optimal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balance for 2006 was $40 million and for 2005 it was $38 million, an increase consistent with the addition of branches in late 2005 and early 2006. This balance is expected to increase further as we add more branches in the future.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization included in occupancy and equipment expense was $3.1 million for the year ended December 31, 2006 as compared to $3.0 million during 2005. Depreciation on equipment leased to others is reflected in other operating costs. The following premises and equipment table reflects the balances by major category of fixed assets:

	As of December 31,
	2006			2005			2004
Premises & Equipment (dollars in thousands)	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value	Cost	Accumulated Depr and Amort	Net Book Value
Land	$2,054	$—	$2,054	$2,054	$—	$2,054	$2,045	$—	$2,045
Buildings	$11,189	$3,929	$7,260	$10,287	$3,543	$6,744	$9,875	$3,177	$6,698
Leasehold Improvements	$5,336	$1,591	$3,745	$4,847	$1,568	$3,279	$3,675	$1,332	$2,343
Construction in progress	$443	$—	$443	$416	$—	$416	$11	$—	$11
Furniture and Equipment	$19,312	$14,836	$4,476	$18,949	$13,387	$5,562	$17,881	$11,247	$6,634

Total	$38,334	$20,356	$17,978	$36,553	$18,498	$18,055	$33,487	$15,756	$17,731

The net book value of the Company’s premises and equipment declined by $77,000 in 2005, since the net increase in accumulated depreciation more than offset capitalized costs associated with building and outfitting the new Bakersfield Riverlakes branch. The net book value of the Company’s aggregate premises and equipment was 1.5% of total assets at December 31, 2006, 1.7% at December 31, 2005, and 1.8% at December 31, 2004.

Other Assets

Other assets increased by $13.8 million, or 26%, during 2006, and were about 5% of total assets at the end of both 2006 and 2005. The balance increase in 2006 is primarily attributable to the following: the net cash surrender value of BOLI increased by $6.8 million, due to an additional $6.0 million investment made in December 2006 plus earnings for the year; our investment in tax credit funds increased by $1.1 million, due to an additional $2.0 million commitment less pass-through losses recognized during the year; our restricted stock balance increased $4.9 million, due to an increase in FHLB stock purchased in conjunction with a higher level of FHLB borrowings, less the payoff of the remaining book value of our investment in Diversified Holdings Corporation; and accrued interest receivable increased $1.6 million due to a higher balance of loans and higher interest rates.

As noted above, the Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the FHLB. At the end of 2005 that list included Diversified Holdings Corporation (“DHC”), but we received a payout during 2006 from the proceeds of the sale of the operating units of DHC which was applied against the remaining book value of our investment. We anticipate an additional final payout of approximately $100,000 in 2007 to be booked as a gain, however no assurance can be given that this money will be received. At December 31, 2006, the largest of the referenced investments is the Company’s $9.8 million investment in FHLB stock. This investment fluctuates from time to time based on the Company’s borrowing activity at the Federal Home Loan Bank, and as noted earlier increased in 2006 due to an increase in short-term borrowings used to fund loan growth.

The other assets category also includes low-income housing tax credit funds, which lower the Company’s tax liability through direct tax credits as well as partnership operating losses. Pass-through partnership losses from tax credit funds are charged against the Company’s investment in such funds, thus the investment has been written down from an aggregate total of $15.5 million to $11.8 million at December 31, 2006. Even taking losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on most of these investments over their expected 15-year life is around 11%, although no guarantee can be provided that this level of return will ultimately be realized.

As noted, the other assets category includes an aggregate $26.5 million investment in bank-owned life insurance at December 31, 2006. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The expenses of certain benefit plans are offset by BOLI income.

At December 31, 2006, a $5.0 million net deferred tax asset is also an element of the Company’s other assets. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for current-period taxes; therefore, the Company’s deferred tax assets typically exceeds its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Deposits

Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin. The composition and cost of the Company’s deposit base are important factors in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Our net interest margin improves when growth in deposits can be concentrated in historically lower-cost balances such as non-interest-bearing demand, NOW, savings and money market deposit accounts. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the propensity of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances. The Company’s community-oriented deposit gathering activities, however, seem to have engendered a base of local customers who tend to display more brand loyalty and thus are less likely to leave the Company than might otherwise be expected.

The Company’s total deposits grew by $53 million, or 6% in 2006, due primarily to a $45 million increase in wholesale-sourced brokered time deposits. Among core deposit categories, non-interest demand deposits dropped by $1 million, or 1%, falling to 32% of total deposits at the end of 2006 from 35% at the end of 2005. Furthermore, relatively low-cost NOW accounts fell by $4 million, or 6%, and savings account balances declined by $9 million, or 12%. Money market accounts, however, increased by $8 million, or 8%, and time deposits under $100,000 increased by $20 million, or 18%. Our increase in money market accounts is the result of a new money market sweep account for businesses that pays relatively aggressive rates, and much of this money was transferred from lower-cost deposits or customer repurchase agreement money already with the Company. Nevertheless, we view this new account as a defensive product that can help us retain deposits and compete more effectively for new commercial deposits. Much of the increase in time deposits under $100,000 also represents movement from lower-cost deposits. While our core deposit accounts increased in number to 60,051 at the end of 2006 from 57,949 at the end of 2005, the average balance per core deposit account declined slightly to about $10,900 at the end of 2006 from $11,000 at the end of 2005.

Non-core deposit changes include the aforementioned increase in brokered deposits, and a $6 million decline in other jumbo time deposits (of $100,000 or greater). The Company had a total of $80 million in wholesale brokered deposits on its books at December 31, 2006 and $35 million at year-end 2005. Maturities of these deposits are staggered over the next six months, and it is our intention to replace them with internally-generated branch deposits when possible.

The shift from lower-cost to higher-cost core deposit balances and overall stagnation in deposit growth experienced by the Company during 2006 appear to be typical for many financial institutions around the country, based on FDIC banking industry reports and other institution-specific data. These changes are likely due in part to the systemic migration of core deposit balances into higher-yielding alternatives, including equity markets, and could also be the result of fundamental changes taking place in global payments systems. Competition has intensified for the remaining deposits. To help address the decline in lower-cost core deposit balances, management has supplemented the Company’s deposit products to include remote deposit capture capabilities, modified retail deposit offerings to better align them with market demand, and is focused on intensifying marketing and cross-sell efforts. An officer incentive program specifically targeting deposits has also been implemented.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2006 was as follows:

	As of December 31, 2006
Deposit Maturity Distribution (dollars in thousands)	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total
Time Certificates of Deposits < $100,000	$63,517	$37,791	$19,249	$6,689	$1,378	$128,624
Other Time Deposits > $100,000	$135,458	$57,816	$16,597	$5,782	$358	$216,011

TOTAL	$198,975	$95,607	$35,846	$12,471	$1,736	$344,635

In addition to deposit liabilities obtained in local markets, the Company provides a cash management product to its commercial business customers. This product group is categorized as a non-deposit “sweep” account. At December 31, 2006, the Company’s balance sheet includes $26 million in repurchase agreements in short-term borrowings (see next section), secured by pledged investments held segregated from the Company’s securities portfolio, that represent such sweep accounts. At December 31, 2005, the Company’s financial statements reflected approximately $27 million in repurchase agreements. Due to their overnight nature and because they are collateralized, the cost of these sweep accounts has generally been significantly lower than the Company’s interest rates for longer-term non-collateralized funds. For those companies not requiring collateralization of their deposits, we anticipate further migration from this category into the money market sweep account.

Other Borrowings

The Company utilizes other short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances. In addition, short-term borrowings may be used to purchase additional investments, or when additional liquidity is required to support higher customer cash utilization. Short-term borrowings principally include overnight fed funds purchased, advances from the Federal Home Loan Bank of San Francisco (FHLB), and securities sold under repurchase agreements which were described more fully in the previous section. The details of these borrowings for the years 2006, 2005, and 2004 are presented below:

Short-term Borrowings	2006	2005	2004
Repurchase Agreements (dollars in thousands)
Balance at December 31	$26,003	$26,791	$24,187
Average amount outstanding	$24,281	$28,772	$23,782
Maximum amount outstanding at any month end	$29,541	$31,038	$27,394
Average interest rate for the year	0.66%	0.38%	0.32%

Fed funds purchased (dollars in thousands)
Balance at December 31	$25,000	$—	$—
Average amount outstanding	$13,235	$690	$1,003
Maximum amount outstanding at any month end	$25,000	$10,600	$5,900
Average interest rate for the year	5.10%	4.06%	1.10%

Short Term Borrowings (dollars in thousands)
Balance at December 31	$131,400	$41,070	$43,800
Average amount outstanding	$92,106	$25,357	$18,038
Maximum amount outstanding at any month end	$171,300	$56,900	$43,800
Average interest rate for the year	4.68%	3.25%	1.57%

In addition to short-term borrowings, the Company had $27 million in long-term borrowings on its balance sheet at December 31, 2006, down from $46 million at December 31, 2005. The long-term borrowings represent secured advances from the FHLB pursuant to the leverage strategy, and declined due to planned leverage strategy runoff. Original maturities on these borrowings ranged from one year up to five years.

Capital Resources

At December 31, 2006, the Company had total shareholders’ equity of $90.4 million, comprised of $16.1 million in common stock, $75.9 million in retained earnings, and a $1.6 million accumulated other comprehensive loss. Total shareholders equity at the end of 2005 was $78.8 million. The $7.5 million increase in retained earnings in 2006 represents net income of $19.2 million, less $5.3 million in dividends paid and less the allocation to retained earnings of much of the cost of stock repurchases executed during the year. While the retention of earnings has been the Company’s main source of capital since 1982, the Company currently has a total of $30 million in trust preferred securities outstanding, issued through its unconsolidated wholly-owned subsidiaries, Sierra Statutory Trust II and Sierra Capital Trust III. As noted previously, the Company’s first trust preferred issuance was refinanced during 2006, and for the overlap period, which constituted most of the latter half of the year, the total outstanding was $45 million. Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long-term debt in accordance with generally accepted accounting principles. However, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

The Company paid cash dividends totaling $5.3 million, or $0.54 per share in 2006, and $4.4 million, or $0.45 per share in 2005, representing 33% of the prior year’s earnings for both 2006 and 2005. The Company anticipates paying future dividends of around 30% to 35% of the prior year’s net earnings, which is within the range of typical peer payout ratios. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

At December 31, 2006, the Company had a total capital to risk-weighted assets ratio of 12.98%, a Tier 1 risk based capital ratio of 11.77%, and a leverage ratio of 9.92%. Despite substantial growth in risk-adjusted assets, these are only slightly lower than previous year-end ratios of 13.50% for total capital to risk-weighted assets, 12.01% for Tier 1 to risk-weighted assets, and 9.87% for leverage. Note 13 of the Notes to the Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. At December 31, 2006, on a stand-alone basis, the Bank had a total risk-based capital ratio of 12.49%, a Tier 1 risk-based capital ratio of 11.31%, and a leverage capital ratio of 9.53%. As of the end of 2006, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause either the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in the communities in its service area and which have, historically, been a very stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s net loan to deposit ratio increased significantly to 100.5% at the end of 2006 from 89.5% at the end of 2005, due to a loan growth rate that exceeded the rate of deposit growth during 2006.

We also monitor the Company’s liquidity position with a “liquidity ratio” defined as net cash, non-pledged investment securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. This ratio was 17.2% at the end of December 2006, and 18.5% at the end of December 2005, well within the policy guideline of “over 10%”. Because most of the growth in loans in 2006 was funded with FHLB borrowings and brokered deposits, other liquidity ratios tracked by the Company, such as average loans to deposits and net non-core funding dependence, have been slightly outside of policy guidelines for several months. We continue to watch these ratios closely, and expect that as loan growth slows in 2007 and deposit growth increases they will come back within guidelines. Even given our current status, though, our true liquidity has not been impaired, and we have the ability to generate sufficient cash to meet all of our financial obligations and continue to grow assets as planned. However, it is also possible that if deposits do not increase as expected and if other borrowings reach uncomfortable levels, we could take other measures such as the sale of investments or loans to generate liquidity, which would slow our growth or even reduce the size of our balance sheet.

The unpledged portion of the Company’s investment portfolio is an integral component of liquidity management due to the relative ease with which many bonds can be sold. There were $24 million in unpledged marketable investments, and $17 million more in pledged securities in excess of actual needs, at the end of 2006 that could be sold for liquidity purposes if necessary. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs. Along with available investment balances, sources of balance sheet liquidity include $53 million in cash and due from banks, $20 million in the guaranteed portion of SBA loans, and $27 million in the net cash surrender value of BOLI. Standby funding sources include a formal secured borrowing line with the Federal Home Loan Bank that has availability of $73 million based on the current level of pledged real estate assets, informal unsecured short-term liquidity lines for overnight fed funds with certain correspondent banks totaling $63 million, and a $2.2 million secured line at the Federal Reserve Discount Window.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. To identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis. This identifies more dynamic interest rate risk exposures than those apparent in standard re-pricing gap analyses.

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

The Company uses seven standard interest rate scenarios in conducting its simulations, namely “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to no more than 5% based on a 100 basis point (b.p.) shock, no more than 10% based on a 200 b.p. shock, and no more than 15% for a 300 b.p. shock in interest rates. As of December 31, 2006, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	2,382	-$	1,332	-$	374	$211	$257	$212
% Change		-4.02%		-2.25%		-0.63%	+0.36%	+0.43%	+0.36%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $1.3 million, or 2.25%, lower than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $257,000, or 0.43%, higher than net interest income in a flat rate scenario. According to these simulations the Company is slightly asset sensitive over a one-year time frame, meaning that interest-earning assets will re-price more quickly than interest-bearing liabilities and, all else being equal, the Company’s net interest margin will be lower when short-term rates are falling and higher when rates are rising. This is supported by fact the Company has, in the past, seen erosion in its interest margin when rates have declined but has benefited from rising rates. Our asset sensitivity can be explained in part by fact that well over half of our loan portfolio consists of variable-rate and adjustable-rate loans. On the other side of the balance sheet, we have a relatively large level of interest-free demand deposits and other non-maturity deposits that are not extremely sensitive to interest rate changes.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$8,841	$6,918	$5,178	-$	7,582	-$	17,367	-$	27,177
% Change	+4.25%	+3.33%	+2.49%		-3.65		-8.36%		-13.08%

The drop in EVE as rates increase is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that $524 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During 2006, the addition of fixed-rate loans has caused the negative slope in rising rate scenarios to become steeper, and the slope in declining rate scenarios to move from negative to slightly positive.

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

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2006 and 2005, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Sierra Bancorp and Subsidiary internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 15, 2007

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS
Cash and due from banks	$52,645	$49,802
Federal funds sold	6,290	—
Interest-bearing deposits in banks	80	345

Cash and cash equivalents	59,015	50,147
Investment securities available-for-sale	190,272	193,676
Loans and leases, net of allowance for loan and lease losses of $11,579 in 2006 and $9,330 in 2005	872,811	729,780
Premises and equipment, net	17,978	18,055
Operating leases, net	2,818	2,113
Other real estate	—	533
Goodwill	5,544	5,544
Other assets	66,636	52,838

Total assets	$1,215,074	$1,052,686

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$281,024	$282,451
Interest bearing	587,421	533,220

Total deposits	868,445	815,671

Short-term borrowings	182,403	67,861
Long-term borrowings	27,000	46,000
Subordinated debentures	30,928	30,928
Other liabilities	15,927	13,463

Total liabilities	1,124,703	973,923

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares authorized; 9,749,913 and 9,723,320 shares issued and outstanding in 2006 and 2005, respectively	16,102	12,221
Retained earnings	75,928	68,382
Accumulated other comprehensive loss, net of taxes of $1,202 in 2006 and $1,286 in 2005	(1,659)	(1,840)

Total shareholders’ equity	90,371	78,763

Total liabilities and shareholders’ equity	$1,215,074	$1,052,686

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except per share data)

	2006	2005	2004
Interest income:
Interest and fees on loans and leases	$72,410	$55,966	$45,600
Interest on investment securities:
Taxable	6,294	6,526	5,042
Exempt from federal tax	2,040	1,507	1,312
Interest on Federal funds sold and interest-bearing deposits	34	136	54

Total interest income	80,778	64,135	52,008

Interest expense:
Interest on deposits	15,808	8,684	5,411
Interest on borrowings	6,118	2,463	1,675
Interest on subordinated debentures	3,205	2,185	1,410

Total interest expense	25,131	13,332	8,496

Net interest income	55,647	50,803	43,512

Provision for loan and lease losses	3,851	3,150	3,473

Net interest income after provision for loan and lease losses	51,796	47,653	40,039

Non-interest revenue:
Service charges on deposit accounts	6,049	5,575	5,900
Gain on sale of loans	79	523	330
Credit card fees	968	817	704
Checkcard fees	922	696	534
Gain (Loss) on sales and calls of investment securities available-for-sale	9	(394)	19
Increase in cash surrender value of life insurance	774	792	487
Other income	2,411	1,249	1,818

Total non-interest income	11,212	9,258	9,792

Other operating expense:
Salaries and employee benefits	16,770	15,648	13,919
Occupancy and equipment expense	6,505	6,156	6,009
Other	10,566	10,830	9,383
Total non-interest expense	33,841	32,634	29,311
Income before income taxes	29,167	24,277	20,520
Provision for income taxes	9,977	8,083	7,174

Net income	$19,190	$16,194	$13,346

Earnings per share
Basic	$1.96	$1.66	$1.41

Diluted	$1.87	$1.56	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2004	9,323,502	$4,513		$54,124	$1,339	$59,976

Comprehensive income:
Net income				13,346		13,346
Net change in unrealized gain on investment securities available- for-sale, net of tax					(1,093)	(1,093)

Comprehensive income						12,253

Exercise of stock options	429,156	4,340				4,340
Stock repurchase	(103,400)	(24)		(1,904)		(1,928)
Cash dividends—$.37 per share				(3,506)		(3,506)

Balance, December 31, 2004	9,649,258	8,829		62,060	246	71,135

Comprehensive income:
Net income				16,194		16,194
Net change in unrealized gain on investment securities available- for-sale, net of tax					(2,086)	(2,086)

Comprehensive income						14,108

Exercise of stock options and related
Tax benefit	319,762	3,598				3,598
Stock repurchase	(245,700)	(206)		(5,471)		(5,677)
Cash dividends—$.45 per share				(4,401)		(4,401)

Balance, December 31, 2005	9,723,320	12,221		68,382	(1,840)	78,763

Comprehensive income:
Net income				19,190		19,190
Net change in unrealized gain on investment securities available- for-sale, net of tax					181	181

Comprehensive income						19,371

Exercise of stock options and related tax benefit	255,293	3,720				3,720
Stock compensation cost			399			399
Stock repurchase	(228,700)	(238)		(6,361)		(6,599)
Cash dividends—$.54 per share				(5,283)		(5,283)

Balance, December 31, 2006	9,749,913	$15,703	399	$75,928	$(1,659)	$90,371

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$19,190	$16,194	$13,346
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan and lease losses	3,851	3,150	3,473
Amortization of investment security premiums/ discounts, net	640	1,286	1,337
Net increase (decrease) in deferred loan fees	1,368	973	(439)
Depreciation and amortization	3,479	3,179	3,016
Loss (Gain) on disposal of fixed assets	19	(17)	145
FHLB stock dividend	(322)	(224)	(137)
(Gain) Loss on sales and calls of investment securities available-for-sale, net	(9)	394	(19)
(Gain) Loss on other investments	(21)	(66)	—
Loss (Gain) on sale of other real estate	18	(127)	(110)
Gain on sale of loans	(79)	(523)	(330)
Write down of other real estate owned	133	616	100
Deferred income tax (benefit) credit	236	361	587
Net increase in cash surrender value of life insurance policies	(774)	(792)	(601)
Net decrease in loans held-for-sale	—	961	73
Net decrease (increase) in other assets	(1,455)	(471)	(9,556)
Net increase in other liabilities	3,645	3,733	1,474
Stock compensation cost	399	—	—
Tax benefit from equity based compensation	(1,447)	(928)	(1,119)

Net cash provided by operating activities	28,871	27,699	11,240

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(29,618)	(60,210)	(165,590)
Proceeds from sales, calls and maturities of investment securities available-for-sale	5,854	20,964	16,432
Proceeds from principal repayments of investment securities available-for-sale	26,802	38,435	32,758
Net (increase) decrease in FHLB stock	(5,297)	1,314	(4,053)
Net decrease (increase) in collections and remittances on loans serviced for others	78	(118)	72
Loan and lease originations, net	(148,249)	(48,167)	(85,840)
Purchases of premises and equipment, net	(4,126)	(3,542)	(4,658)
Proceeds from sale of other real estate	399	1,586	1,012
Purchase of cash surrender value of life insurance	(6,000)	(1,911)	—

Net cash used in investing activities	(160,157)	(51,649)	(209,867)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(6,674)	$26,128	$71,472
Net increase (decrease) in time deposits	59,448	46,840	(13,246)
Net increase (decrease) in borrowing with maturities of 90 days or less	114,542	(19,126)	34,724
Net increase (decrease) in short-term borrowings	—	19,000	—
Net (decrease) increase in long-term borrowings	(19,000)	(29,000)	75,000
Proceeds from issuance of subordinated debentures	15,464	—	15,464
Payments for subordinated debentures	(15,464)	—	—
Dividends paid	(5,283)	(4,401)	(3,506)
Stock repurchased	(6,599)	(5,677)	(1,928)
Stock options exercised	2,273	2,670	3,221
Tax benefit from equity based compensation	1,447	928	1,119

Net cash provided by financing activities	140,154	37,362	182,320

Net increase (decrease) in cash and cash equivalents	8,868	13,412	(16,307)

Cash and cash equivalents, beginning of year	50,147	36,735	53,042

Cash and cash equivalents, end of year	$59,015	$50,147	$36,735

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$24,196	$12,926	$7,932
Income taxes	$7,900	$4,565	$10,965

Non-cash investing activities:
Real estate acquired through foreclosure	$—	$101	$744

Net change in unrealized gains on investment securities available-for-sale	$265	$(3,545)	$(1,856)

Non-cash financing activities:
Tax benefit from stock options exercised	$1,447	$928	$1,119

The accompanying notes are an integral

part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Statutory Trust II, which was formed in March 2004 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Capital Trust III, which was formed in June 2006 also for the purpose of issuing capital trust pass-through securities. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities Sierra Statutory Trust II and, Sierra Capital Trust III are not reflected on a consolidated basis in the financial statements of the Company.

The Bank operates twenty full service branch offices and two credit centers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, was an unconsolidated subsidiary of the Company until its dissolution in December 2006. The subordinated debentures issued by the trust contained a five year call feature which was exercised in December 2006.

Sierra Real Estate Investment Trust, a Maryland real estate investment trust (“REIT”) was a consolidated subsidiary of the Bank until its dissolution in the fourth quarter of 2005. The REIT was formed in June 2002, with the primary business purpose of investing in the Bank’s real-estate related assets and enhancing Bank capital. The trust was capitalized in August 2002, whereby the Bank exchanged real-estate related assets for 100% of the common stock of the REIT. In the fourth quarter of 2005, the Bank came to the conclusion that the REIT was not fulfilling the purpose intended nor did it appear likely that it ever would. In November 2005, upon approval of the Bank’s board of directors and the REIT’s board of trustees, the REIT was dissolved. This dissolution did not have a material impact on the financial operations of the Company, nor is it expected to have any impact going forward.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2006. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

In accordance with provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities, the Company’s investments in Sierra Statutory Trust II and Sierra Capital Trust III are not consolidated and are accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet.

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

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold.

Investment Securities

Investments are classified into the following categories:

•

Securities available-for-sale, reported at fair value, with unrealized gains and losses excluded from earnings and reflected, net of tax, as a separate component of shareholders’ equity in accumulated other comprehensive income.

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

Loans and Leases

Loans and leases are reported at the principal amounts outstanding, adjusted for unearned income, deferred loan origination fees and costs, purchase premiums and discounts, write-downs, and the allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized as an adjustment to yield of the related loans and leases over the contractual life of the loan using both the effective interest and straight line methods.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2006, 2005 and 2004 regarding these representations and warranties.

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

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill is evaluated periodically for impairment rather than amortized. The adoption of this pronouncement replaced the amortization of goodwill with an annual impairment test. There was no impairment recognized for the years ended December 31, 2006, 2005, and 2004.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date.

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

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains on securities available-for-sale, net of an adjustment for the effects of realized gains and losses and any applicable tax. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income after the adjustment for the effects of realized gains and losses. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders’ equity.

Stock-Based Compensation

At December 31, 2006, the Company has one stock-based compensation plan, the Bank of the Sierra 1998 Stock Option Plan, which was assumed by the Company in 2001 and is described more fully in Note 12. Note 20 discusses a new plan adopted by the Company’s Board of Directors on March 15, 2007, subject to shareholder approval. Until the adoption of Statement 123(R) on January 1, 2006, equity incentive compensation was accounted for under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretation, and no stock-based employee compensation expense was reflected in net income since all options granted under the 1998 Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. However, pro-forma adjustments to the Company’s consolidated net earnings and earnings per share have been disclosed as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

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

	2005	2004
Net income, as reported	$16,194	$13,346
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	209	191

Pro forma net income	$15,985	$13,155

Basic earnings per share—as reported	$1.66	$1.41
Basic earnings per share—pro forma	$1.64	$1.39
Diluted earnings per share—as reported	$1.56	$1.31
Diluted earnings per share—pro forma	$1.54	$1.29
Weighted average fair value of options granted	$6.32	$4.56

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	1.82%	2.01%	2.18%
Expected volatility	25.27%	29.85%	30.44%
Risk-free interest rate	4.80%	4.06%	3.70%
Expected option life	4.2 years	5.8 years	5.7 years

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the impact that this interpretation may have on our results from operations or financial position.

In February 2006, the FASB issued Statement of Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007. The Company does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not expect the adoption of this statement to have a material impact on its financial condition, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not determined the impact of adopting FAS 157 on its financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of FAS 158 to have a material effect on the financial position of the Company.

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$501	$—	$(5)	$496
U.S. Government agencies	18,035	22	(178)	17,879
Obligations of states and political subdivisions	53,387	532	(206)	53,713
U.S. Government agencies collateralized by mortgage obligations	121,204	57	(3,086)	118,175
Other securities	6	3	—	9

	$193,133	$614	$(3,475)	$190,272

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$504	$—	$(9)	$495
U.S. Government agencies	17,360	—	(217)	17,143
Obligations of states and political subdivisions	44,477	586	(86)	44,977
U.S. Government agencies collateralized by mortgage obligations	134,455	59	(3,464)	131,050
Other securities	6	5	—	11

	$196,802	$650	$(3,776)	$193,676

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

Net unrealized losses on investment securities available-for-sale totaling $2,861,000 and $3,126,000 are recorded, net of $1,202,000 and $1,286,000 in tax assets and liabilities, as accumulated other comprehensive losses within shareholders’ equity at December 31, 2006 and 2005, respectively.

For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of securities available for sale amounted to $0, $15,026,000, and $5,903,000, respectively. Gross realized gains amounted to $0, $13,000, and $23,000, respectively. Gross realized losses amounted to $0, $407,000, and $4,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $0, $166,000, and $(8,000), respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

At December 31, 2006 and 2005, the Company had 193 and 146 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2006
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$5	$496
U.S. Government agencies	—	—	178	15,211
Obligations of states and political subdivisions	135	15,705	71	5,249
U.S. Government agencies collateralized by mortgage obligations	89	13,765	2,997	96,519

	$224	$29,470	$3,251	$117,475

	December 31, 2005
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2	$200	$7	$295
U.S. Government agencies	177	15,188	40	1,955
Obligations of states and political subdivisions	50	5,924	36	1,653
U.S. Government agencies collateralized by mortgage obligations	564	30,835	2,900	89,204

	$793	$52,147	$2,983	$93,107

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

Interest rates tend to fluctuate in cycles, where periods of low rates are followed by periods of rising rates. Shorter-term interest rates have been rising since the beginning of 2004. While the 10-year treasury and fixed mortgage rates also trended up through mid-2006, they have since declined slightly. Muni bond yields, on the other hand, have declined somewhat relative to their levels of three years ago. As interest rates on securities of comparable maturities rise, the market values of fixed-rate instruments decline, resulting in unrealized losses. Although every possible measure is taken to reduce the amount of unrealized loss relative to the advantages of additional yield achieved on an investment, these reductions in market value are often inevitable. Given that rates have been historically low during the past few years, investments made within this low rate environment are likely to experience extended periods of unrealized losses as interest rates increase.

Despite the current unrealized loss position of many of our securities, the Company has concluded, as of December 31, 2006, that these investments are not other-than-temporarily impaired. This assessment was based on the following factors: 1) the stability and credit strength of issuing entities, 2) changes in bond ratings, where applicable, 3) industry analyst reports, and 4) the intent and ability of the Company to hold the securities to maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Estimated Amortized Cost	Fair Value
	(Dollars in thousands)
Maturing within one year	$6,812	$6,797
Maturing after one year through five years	29,177	29,168
Maturing after five years through ten years	26,686	26,757
Maturing after ten years	9,248	9,366

	71,923	72,088
Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	121,204	118,175
Other securities	6	9

	$193,133	$190,272

Investment securities available-for-sale with amortized costs totaling $170,033,450 and $166,938,000 and estimated fair values totaling $166,932,814 and $163,504,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2006 and 2005, respectively (see Note 8).

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2006	2005
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$420,973	$363,094
Secured by residential properties	177,448	128,735
Secured by farm land	53,668	45,353

Total real estate	652,089	537,182

Commercial and industrial	113,644	100,545
Agricultural	13,193	9,898
Small Business Administration loans	25,946	24,190
Consumer	54,568	51,006
Consumer Credit card	8,418	8,401
Direct financing leases	20,150	10,138

	888,008	741,360

Deferred loan and lease origination fees, net	(3,618)	(2,250)
Allowance for loan and lease losses	(11,579)	(9,330)

	$872,811	$729,780

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of year	$9,330	$8,842	$6,701
Provision for loan and lease losses	3,851	3,150	3,473
Losses charged to allowance	(2,433)	(3,974)	(1,771)
Recoveries	831	1,312	439

Balance, end of year	$11,579	$9,330	$8,842

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

The following is a summary of information pertaining to impaired and non-accrual loans:

	December 31,
	2006	2005
Impaired loans without a valuation allowance	$262	$288
Impaired loans with a valuation allowance	427	21

Total impaired loans	689	309
Valuation allowance related to impaired loans	427	21
Total non-accrual loans	689	309
Total loans past-due ninety days or more and still accruing

	Years Ended December 31,
	2006	2005	2004
Average investment in impaired loans	$379	$2,456	$3,783
Interest income recognized on impaired loans	4	—	—
Interest income recognized on a cash basis on impaired loans	4	—	—

Interest foregone on these nonaccrual loans and leases since being placed on nonaccrual status totaled $171,000, $327,000 and $994,000 at December 31, 2006, 2005, and 2004, respectively.

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8). These loans totaled $267,583,000 and $154,905,000 at December 31, 2006 and 2005, respectively.

Salaries and employee benefits totaling $3,689,000, $3,443,000 and $3,528,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2006, 2005 and 2004, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2006, 2005 and 2004, mortgage loans were sold without retention of related servicing.

The Bank’s servicing portfolio at December 31, 2006 and 2005 totaled $13,316,000 and $16,331,000, respectively. At December 31, 2006, loans were principally serviced for one investor.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost, consisted of the following (dollars in thousands):

	December 31,
	2006	2005
Land	$2,054	$2,054
Buildings and improvements	11,189	10,287
Furniture, fixtures and equipment	19,312	18,949
Leasehold improvements	5,336	4,847

	37,891	36,137
Less accumulated depreciation and amortization	20,356	18,498
Construction in progress	443	416

	$17,978	$18,055

Depreciation and amortization included in occupancy and equipment expense totaled $3,086,000, $2,974,000 and $2,858,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2006	2005
Accrued interest receivable	$6,693	$5,100
Deferred tax assets	4,972	5,292
Prepaid taxes	563	1,616
Investment in limited partnerships	12,749	11,710
Federal Home Loan Bank stock, at cost	9,790	4,493
Cash surrender value of officer life insurance policies	26,505	19,684
Other	5,364	4,943

	$66,636	$52,838

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2006 in the amount of approximately $2,810,000. Such amounts are included in other liabilities on the consolidated balance sheet.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $9.8 million dividend-yielding investment in FHLB stock. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2006	2005
Savings	$62,921	$71,901
Money market	115,266	107,045
NOW accounts	64,599	69,088
Time, $100,000 or more	216,011	176,259
Time, under $100,000	128,624	108,927

	$587,421	$533,220

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2007	$330,428
2008	10,218
2009	2,253
2010	1,261
2011	93
Thereafter	382

$344,635

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Savings	$358	$383	$320
Money market	2,947	821	894
NOW accounts	69	63	55
Time, $100,000 or more	8,219	4,861	2,354
Time, under $100,000	4,215	2,556	1,788

	$15,808	$8,684	$5,411

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2006		2005
	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased and repurchase agreements	$51,003	2.97%	$26,791.54%
Overnight Federal Home Loan Bank advances	17,400	5.34%	22,070	4.05%
Federal Home Loan Bank advances	114,000	4.89%	19,000	2.09%

	$182,403		$67,861

The Company had fixed-rate, long-term debt of $27,000,000 with the Federal Home Loan Bank at December 31, 2006 which matures through 2009. The contractual maturities of long-term debt are as follows (dollars in thousands).

Year Ending December 31,	Amount	Weighted Average Rate
2008	$22,000	3.01%
2009	5,000	3.32%

	$27,000

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $88,000,000 and $68,000,000 at December 31, 2006 and 2005, respectively, at interest rates which vary with market conditions. There was $25,000,000 outstanding under these lines of credit at December 31, 2006 and none at December 31, 2005.

The Company had overnight borrowings of $17,400,000 and $22,070,000 outstanding from the Federal Home Loan Bank at December 31, 2006 and 2005, respectively.

At December 31, 2006, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $70,370,000 secured by qualifying first mortgage loans and $2,783,000 secured by government agencies.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. Repurchase agreements totaled $26,003,000 and $26,791,000 at December 31, 2006 and 2005, respectively. The dollar amount of the GNMA Mortgage-Backed securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2006 and 2005, these securities had market values of $31,221,000 and $37,313,000 and amortized costs of $31,793,000 and $38,118,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Federal:
Current	$7,086	$5,198	$3,967
Deferred	108	702	812

	7,194	5,900	4,779

State:
Current	2,655	2,518	2,620
Deferred	128	(335)	(225)

	2,783	2,183	2,395

	$9,977	$8,083	$7,174

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$4,869	$3,923
Deferred compensation	2,244	1,957
Accrued reserves	366	486
Other real estate	—	445
Unrealized loss on securities available-for-sale	1,202	1,286
Other	529	697

Total deferred tax assets	9,210	8,794

Deferred tax liabilities:
Premises and equipment	(2,031)	(1,538)
Deferred Loan Costs	(1,914)	(1,727)
Unrealized gain on securities available-for-sale	—	—
Other	(293)	(237)

Total deferred tax liabilities	(4,238)	(3,502)

Net deferred tax assets	$4,972	$5,292

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Income tax expense at Federal statutory rate	$10,208	$8,497	$7,182
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	1,941	1,656	1,167
Tax exempt income	(647)	(498)	(607)
Affordable housing tax credits	(1,398)	(1,339)	(1,082)
Other	(127)	(233)	514

	$9,977	$8,083	$7,174

Effective tax rate	34.2%	33.3%	35.0%

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

Sierra Capital Trust I, (“Trust I”), Sierra Statutory Trust II, (“Trust II”) and Sierra Capital Trust III (“Trust III”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital on a pro forma basis. At December 31, 2006, $30,676,000 of trust preferred securities qualified as Tier 1 capital, with another $252,000 qualifying as Tier 2 capital.

During the fourth quarter of 2001, Sierra Capital Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by the Trust in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS. These Subordinated Debentures represent the sole assets of the Trust. The Subordinated Debentures issued by Sierra Capital Trust I mature on December 8, 2031, bear a current interest rate of 8.42% (based on 6-month LIBOR plus 3.75%), with repricing and payments due semi-annually. These Subordinated Debentures were redeemed by the Company on December 9, 2006, after which Sierra Capital Trust I was dissolved. The redemption price was par plus accrued and unpaid interest.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	SUBORDINATED DEBENTURES (Continued)

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 8.11% (based on 3-month LIBOR plus 2.75%), with repricing and payments due quarterly.

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

Holders of TRUPS II are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2006 of 8.11%. For each successive period beginning on March 17 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 2.75%; provided, however, that prior to March 17, 2009, such annual rate does not exceed 11.00%. The Trust II has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS II issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS II.

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 6.77% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

Those Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 23rd, June 23rd, September 23rd, and December 23rd after September 23, 2011. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS III are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on September 23, 2036.

Holders of TRUPS III are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2006 of 6.77%. For each successive period beginning on March 23 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.40%. The Trust III has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS III issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS III.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $852,000, $744,000 and $658,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments on noncancelable operating leases are as follows:

Year Ending December 31,
2007	$1,013,000
2008	944,000
2009	854,000
2010	809,000
2011	728,000
Thereafter	3,570,000

$7,918,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2006 and 2005 were $9,397,000 and $7,648,000, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2006	2005
Commitments to extend credit	$261,316	$270,608
Standby letters of credit	$17,139	$16,630
Credit card commitments	$39,602	$45,906
Commercial and similar letter of credit	$11,393	$—

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest. At December 31, 2006, the bank had $19,322,000 in fixed rate commitments and $241,994,000 in variable rate commitments. Standby letters of credit are issued by the Bank to guarantee the performance of a customer to a third party and are made at variable rates of interest. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Credit card commitments represent available balances on credit cards which are unsecured and made at fixed rates of interest.

Concentration in Real Estate Lending

At December 31, 2006, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 73% of the Company’s loans were real estate related. Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectibility.

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

Share Repurchase Plan

During 2005 and 2004, the Company had in effect a stock repurchase plan authorizing the purchase of up to 250,000 shares of its common stock. During the year ended December 31, 2005 and 2004, the Company repurchased 245,700 and 103,400 shares at a total cost of $5,676,000 and $1,929,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

In early 2006, the Board of Directors authorized 250,000 additional shares of its common stock for repurchase bringing the total amount authorized for repurchase to 750,000 shares. During the year ended December 31, 2006, the company repurchased 228,700 shares at a total cost of $6,599,268, leaving 100,000 shares available for repurchase. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2006	2005	2004
Basic Earnings Per Share
Net income (dollars in thousands)	$19,190	$16,194	$13,346

Weighted average shares outstanding	9,766,729	9,763,896	9,482,201

Basic earnings per share	$1.96	$1.66	$1.41

Diluted Earnings Per Share
Net income (dollars in thousands)	$19,190	$16,194	$13,346

Weighted average shares outstanding	9,766,729	9,763,896	9,482,201
Effect of dilutive stock options	507,130	593,899	684,101

Weighted average diluted shares outstanding	10,273,859	10,357,795	10,166,302

Diluted earnings per share	$1.87	$1.56	$1.31

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the “Plan”) for which shares are reserved for issuance to employees and directors under incentive and nonstatutory agreements. The Plan was assumed by the Company effective August 10, 2001. The Plan originally covered a total of 2,763,684 shares of the Company’s authorized and unissued common stock, of which two-thirds were reserved for the grant of options to full-time salaried officers and employees of the Company. The remaining one-third of the shares were available for grant to anyone eligible to participate in the Plan, including directors, officers and employees. The Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at exercise. The options under the Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally five years. For participants with 10 years of service at the date of grant, options vest immediately. It is the intention of the Company’s Board of Directors to discontinue the Plan upon shareholder approval of the new 2007 Stock Incentive Plan.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

A summary of the activity of the Plan follows (dollars in thousands, except exercise price):

	2006			2005		2004
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,143	$10.14		1,378	$8.61	1,803	$8.11
Exercised	(255)	$8.86		(320)	$8.35	(429)	$7.51
Granted	94	$30.26		143	$22.16	60	$16.13
Canceled	(45)	$17.32		(58)	$13.36	(56)	$8.80

Outstanding, end of year	937	$12.17	16,095	1,143	$10.14	1,378	$8.61

Exercisable, end of year	726	$9.05	14,728	852	$8.13	1,064	$8.12

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on changes in the market value of the Company’s stock.

Cash received from the exercise of 255,293 shares was $2,273,000 for the period ended December 31, 2006 with a related tax benefit of $1,447,000.

A summary of options outstanding at December 31, 2006 follows:

Exercise Price	Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable December 31, 2006
$6.43	356,903	4.8	356,903
$9.00	274,714	1.8	274,714
$9.89	10,400	5.9	7,200
$10.05	13,800	5.3	10,200
$10.36	7,200	6.0	3,600
$10.86	8,400	5.8	3,200
$13.85	5,600	6.3	1,200
$15.50	8,000	7.3	3,200
$15.63	20,200	6.5	11,800
$15.65	7,800	7.5	2,400
$16.56	17,850	7.8	6,450
$16.61	13,000	7.0	7,000
$21.80	33,000	8.1	4,200
$22.74	25,000	8.3	5,000

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Exercise Price	Outstanding at December 31, 2006	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable December 31, 2006
$22.83	24,400	8.8	4,400
$23.34	22,000	8.6	4,400
$25.38	8,000	9.5	—
$28.14	15,000	9.6	—
$31.70	66,100	9.9	20,000

	937,367	5.0	725,867

The Company is using the Black Scholes model to value stock options. Pursuant to the provisions of Statement 123 (R), a charge of $399,000 is reflected in the Company’s income statement at December 31, 2006, as a pre-tax compensation expense related to outstanding and unvested stock options. The related tax benefit of these options is $168,000 for the year ended December 31, 2006. Unamortized compensation expense on unvested stock options outstanding at December 31, 2006 was $827,000 and will be recognized in future periods over 4.9 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2006 and 2005.

In addition, as of December 31, 2006 and 2005, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands).

	2006		2005
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$117,161	9.9%	$101,927	9.9%
Minimum requirement for “Well-Capitalized” institution	$59,029	5.0%	$51,642	5.0%
Minimum regulatory requirement	$47,223	4.0%	$41,313	4.0%

Bank of the Sierra	$112,421	9.5%	$95,791	9.3%
Minimum requirement for “Well-Capitalized” institution	$58,961	5.0%	$51,435	5.0%
Minimum regulatory requirement	$47,169	4.0%	$41,148	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

	2006		2005
	Capital Amount	Ratio	Capital Amount	Ratio
Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$117,161	11.8%	$101,927	12.0%
Minimum requirement for “Well-Capitalized” institution	$59,710	6.0%	$50,942	6.0%
Minimum regulatory requirement	$39,807	4.0%	$33,962	4.0%

Bank of the Sierra	$112,421	11.3%	$95,791	11.3%
Minimum requirement for “Well-Capitalized” institution	$59,652	6.0%	$50,693	6.0%
Minimum regulatory requirement	$39,768	4.0%	$33,795	4.0%

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$129,153	13.0%	$114,527	13.5%
Minimum requirement for “Well-Capitalized” institution	$99,517	10.0%	$84,904	10.0%
Minimum regulatory requirement	$79,614	8.0%	$67,923	8.0%

Bank of the Sierra	$124,161	12.5%	$105,259	12.5%
Minimum requirement for “Well-Capitalized” institution	$99,420	10.0%	$84,489	10.0%
Minimum regulatory requirement	$79,536	8.0%	$67,591	8.0%

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

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank, and is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the Company’s retained earnings equal at least the amount of the proposed dividend. If the Company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2006, the maximum amount available for dividend distribution under this restriction was approximately $41,000,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $2,535,000 and $1,996,000, and was fully funded for the years ended December 31, 2006 and 2005, respectively. In addition, the Company provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $399,000 and $431,000 and was fully funded for the years ended December 31, 2006 and 2005, respectively. Benefits paid to former executives of SNB under this plan totaled $67,000 and $81,000 for the years ended December 31, 2006 and 2005. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries. The expense recognized under these arrangements totaled $670,000, $1,040,000 and $501,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $25,043,000 and $18,531,000 at December 31, 2006 and 2005, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related expense was not material for the years ended December 31, 2006, 2005 and 2004. In connection with this plan, life insurance policies with cash surrender values totaling $1,462,000 and $1,153,000 at December 31, 2006 and 2005, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 75% in 2006 and 70% in 2005 and 2004, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $460,000, $412,000 and $378,000 to the Plan in 2006, 2005 and 2004, respectively.

15.	NON-INTEREST REVENUE

The major grouping of non interest revenue on the consolidated income statements includes several specific items: service charges on deposit accounts, gain on sale of loans, credit card fees, checkcard fees, (loss) gain on sales and calls of investment securities available for sale, and increase in cash surrender value of life insurance.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	NON-INTEREST REVENUE (Continued)

Non interest revenue also includes one general category of other income of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Included in other income:
Loss on limited partnerships	$(940)	$(1,092)	$(469)
Gain (Loss) on write down of Restricted Stock	21	(570)

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Professional fees	$2,204	$2,511	$1,887
Data processing	1,427	1,194	1,087
Advertising and promotion	1,022	1,524	1,241
Deposit services	1,811	1,303	1,168
Stationery and supplies	598	683	673
Telephone and data communication	825	846	766
Loan and credit card processing	1,077	1,519	1,329
Other	1,602	1,250	1,232

	$10,566	$10,830	$9,383

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of year	$3,233	$2,384	$2,586

Disbursements	23,727	15,618	16,477
Amounts repaid	(26,009)	(14,769)	(16,679)

Balance, end of year	$951	$3,233	$2,384

Undisbursed commitments to related parties	$1,464	$4,584	$2,625

Amounts repaid includes directors and officers no longer associated with the Bank.

Deposits from related parties held by the Bank at December 31, 2006 and 2005 amounted to $7,398,000 and $2,802,000 respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	OTHER COMPREHENSIVE INCOME

Other comprehensive income or loss consisted of the following (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Year Ended December 31, 2006

Other comprehensive gain:
Unrealized holding gains	$274	$(88)	$186
Less: reclassification adjustment for net realized losses included in net income	9	(4)	5

Total other comprehensive gain	$265	$(84)	$181

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(3,939)	$1,621	$(2,318)
Less: reclassification adjustment for net realized losses included in net income	394	(162)	232

Total other comprehensive loss	$(3,545)	$1,459	$(2,086)

For the Year Ended December 31, 2004

Other comprehensive loss:
Unrealized holding losses	$(1,837)	$771	$(1,104)
Less: reclassification adjustment for net realized gains included in net income	19	(8)	11

Total other comprehensive loss	$(1,856)	$(763)	$(1,093)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2006 and 2005:

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2006		December 31, 2005
	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$59,015	$59,015	$50,147	$50,147
Investment securities available for sale	190,272	190,272	193,676	193,676
Loans and leases, net	872,811	884,093	729,780	737,594
Cash surrender value of life insurance policies	26,505	26,505	19,684	19,684
Other investments	10,166	10,166	4,869	4,869
Investment in limited partnership	12,749	12,749	11,710	11,710
Accrued interest receivable	6,693	6,693	5,100	5,100

Financial liabilities:
Deposits	$868,445	$867,421	$815,671	$814,068
Short-term borrowings	182,403	182,258	67,861	67,721
Long-term borrowings	27,000	26,225	46,000	44,422
Subordinated debentures	30,928	30,843	30,928	31,620
Limited partnership capital commitment	3,585	3,585	3,323	3,323
Accrued interest payable	2,395	2,395	1,459	1,459

Off-balance-sheet financial instruments:
Commitments to extend credit	$261,316	$261,316	$270,608	$270,608
Standby letters of credit	17,139	17,139	16,630	16,630
Credit card commitments	39,602	39,602	45,906	45,906

20.	SUBSEQUENT EVENT

On March 15, 2007, the Company’s Board of Directors approved the 2007 Stock Incentive Plan, subject to the further approval of the Company’s shareholders. Upon such approval, the 1998 plan will be terminated. The total number of shares of the Company’s authorized but unissued Stock reserved and available for issuance pursuant to Awards under this Plan shall be 1,500,000 shares, although the options granted and still outstanding under the 1998 Plan will not be affected.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS
Cash and due from banks	$3,574	$6,252
Investment in bank subsidiary	116,307	99,495
Investment in Trust subsidiaries	928	928
Investment in other securities	—	430
Other assets	740	2,795

Total assets	$121,549	$109,900

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$250	$209
Subordinated debentures	30,928	30,928

Total liabilities	31,178	31,137

Shareholders’ equity:
Common stock	15,703	12,221
Retained earnings	76,326	68,382
Accumulated other comprehensive (loss) income, net of taxes	(1,658)	(1,840)

Total shareholders’ equity	90,371	78,763

Total liabilities and shareholders’ equity	$121,549	$109,900

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$5,283	$4,410	$3,504
Other operating income	21	4	—

Total income	5,304	4,414	3,504

Expenses:
Interest on subordinated debentures	3,205	1,985	1,410
Other expenses	832	1,642	349

Total expenses	4,037	3,627	1,759

Income before income taxes	1,267	787	1,745
Income tax benefit	(1,692)	(1,428)	(679)

Income before equity in undistributed income of subsidiary	2,959	2,215	2,424
Equity in undistributed income of subsidiary	16,231	13,979	10,922

Net income	$19,190	$16,194	$13,346

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

23.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(Dollars in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$19,190	$16,194	$13,346
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(16,231)	(13,979)	(10,922)
Increase in other assets	2,485	775	(199)
Increase (decrease) in other liabilities	41	97	(42)
Tax benefit from equity based compensation	1,447	—	—
Other	(1)	—	—

Net cash provided by operating activities	6,931	3,087	2,183

Cash flows from investing activities:
Investment in bank subsidiary	—	—	(8,000)
Investment in Trust subsidiary	(464)	—	(464)
Proceeds from subsidiary	464	—	—

Net cash provided by (used in) investing activities	—	—	(8,464)

Cash flows from financing activities:
Proceeds from the issuance of subordinated debentures	15,464	—	15,464
Repayments of subordinated debentures	(15,464)	—	—
Proceeds from exercise of stock options	2,273	2,670	4,343
Common stock repurchase and retirement	(6,599)	(5,677)	(1,929)
Dividends paid	(5,283)	(4,399)	(3,506)

Net cash (used in) provided by financing activities	(9,609)	(7,406)	14,372

Net (decrease) increase in cash and cash equivalents	(2,678)	(4,319)	8,091

Cash and cash equivalents, beginning of year	6,252	10,571	2,480

Cash and cash equivalents, end of year	$3,574	$6,252	$10,571

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2006 and 2005 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2006 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$21,764	$21,132	$19,864	$18,019
Interest expense	7,664	7,183	5,744	4,540

Net interest income	14,100	13,949	14,120	13,479

Provision for loan and lease losses	701	1,051	1,049	1,050
Non-interest income	2,989	2,808	2,846	2,569
Non-interest expense	8,991	8,291	8,210	8,350

Net income before taxes	7,397	7,415	7,707	6,648

Provision for taxes	2,658	2,512	2,608	2,199

Net income	$4,739	$4,903	$5,099	$4,449

Diluted earnings per share	$.46	$.48	$.50	$.43
Cash dividend per share	$.14	$.14	$.13	$.13

	2005 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$17,383	$16,976	$15,355	$14,659
Interest expense	3,924	3,499	3,078	2,831

Net interest income	13,459	13,477	12,277	11,828

Provision for loan and lease losses	800	450	900	1,000
Non-interest income	2,215	2,751	2,487	2,659
Non-interest expense	8,305	8,178	8,507	8,736

Net income before taxes	6,569	7,600	5,357	4,751

Provision for taxes	2,233	2,754	1,606	1,490

Net income	$4,336	$4,846	$3,751	$3,261

Diluted earnings per share	$.42	$.47	$.36	$.31
Cash dividend per share	$.12	$.11	$.11	$.11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2006.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Sierra Bancorp and Subsidiary (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Sierra Bancorp and Subsidiary maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion.

/s/ Vavrinek, Trine, Day & Co., LLP
Rancho Cucamonga, California
March 15, 2007

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2007 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

The information required to be furnished pursuant to this item with respect to the Company’s Code of Ethics and corporate governance matters will be set forth under the caption “Corporate Governance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Officer and Director Compensation” in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 12 with respect to securities authorized for issuance under equity compensation plans is set forth under “Item 5 – Market for Registrant’s Common Equity and Issuer Repurchases of Equity Securities” above.

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the captions “Certain Transactions” and “Corporate Governance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Accountants – Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	Amended and Restated By-laws of the Company (2)

10.1	1998 Stock Option Plan (1)

10.2	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.3	Salary Continuation Agreement for James C. Holly (3)

10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.5	Split Dollar Agreement for Kenneth R. Taylor (8)

10.6	Split Dollar Agreement for James C. Holly (8)

10.7	Director Retirement Agreement for Robert Tienken (8)

10.8	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (8)

10.9	Director Retirement Agreement and Split dollar Agreement for Robert Fields (8)

10.10	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (8)

10.11	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (8)

10.12	Director Retirement Agreement and Split dollar Agreement for Albert Berra (8)

10.13	401 Plus Non-Qualified Deferred Compensation Plan (8)

10.14	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (5)

10.15	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (5)

10.16	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (5)

10.17	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)

10.18	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)

10.19	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (9)

10.20	2007 Stock Incentive Plan

10.21	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)

10.22	Salary Continuation Agreement for Kevin J. McPhaill (10)

10.23	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)

11	Statement of Computation of Per Share Earnings (6)

14	Code of Ethics (7)

21	Subsidiaries of Sierra Bancorp

23.1	Consent of Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(6)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.
(7)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.

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

Dated: March 15, 2007	SIERRA BANCORP, a California corporation

	By:	/s/ James C. Holly
James C. Holly
President and Chief Executive Officer

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Albert L. Berra	Director	March 15, 2007
Albert L. Berra

/s/ Robert L. Fields	Director	March 15, 2007
Robert L. Fields

/s/ James C. Holly	Director	March 15, 2007
James C. Holly

/s/ Vincent L. Jurkovich	Director	March 15, 2007
Vincent L. Jurkovich

/s/ Morris A. Tharp	Chairman of the Board	March 15, 2007
Morris A. Tharp

/s/ Robert H. Tienken	Director	March 15, 2007
Robert H. Tienken

/s/ Gordon T. Woods	Director	March 15, 2007
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President	March 15, 2007
Kenneth R. Taylor	& Chief Financial Officer