Form 10-Q
period 2007-03-31
SIERRA BANCORP
filed 2007-05-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Common stock, no par value, 9,758,779 shares outstanding as of April 30, 2007

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Cash and due from banks	$40,828	$52,645
Interest-bearing deposits in other banks	80	80
Federal funds sold	2,200	6,290

Total Cash & Cash Equivalents	43,108	59,015
Investment securities available for sale	190,615	190,272
Loans and leases:
Gross loans and leases	905,146	888,008
Allowance for loan and lease losses	(11,612)	(11,579)
Deferred loan and lease fees, net	(3,662)	(3,618)

Net Loans and Leases	889,872	872,811
Premises and equipment, net	18,187	17,978
Other assets	74,062	74,998

TOTAL ASSETS	$1,215,844	$1,215,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$258,913	$281,024
Interest bearing	643,209	587,421

Total Deposits	902,122	868,445
Federal funds purchased and repurchase agreements	69,404	51,003
Short-term borrowings	79,000	131,400
Long-term borrowings	27,000	27,000
Other liabilities	14,790	15,927
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,123,244	1,124,703

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,758,779 and 9,749,913 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	17,563	16,102
Retained earnings	76,356	75,928
Accumulated other comprehensive income	(1,319)	(1,659)

TOTAL SHAREHOLDER’S EQUITY	92,600	90,371
TOTAL LIABILITIES AND

SHAREHOLDERS’ EQUITY	$1,215,844	$1,215,074

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2007	For the Quarter Ended March 31, 2006
Interest income:
Interest and fees on loans	$19,639	$15,922
Interest on investment securities:
Taxable	1,552	1,615
Tax-exempt	547	475
Interest on Federal funds sold and interest-bearing deposits	7	7

Total interest income	21,745	18,019

Interest expense:
Interest on deposits	5,158	3,077
Interest on short-term borrowings	1,838	823
Interest on long-term borrowings	207	—
Interest on manditorily redeemable trust preferred securities	566	640

Total interest expense	7,769	4,540

Net Interest Income	13,976	13,479
Provision for loan losses	900	1,050

Net Interest Income after Provision for Loan Losses	13,076	12,429

Non-interest revenue:
Service charges on deposit accounts	1,575	1,476
Gains on investment securities available-for-sale	5	—
Other	1,410	1,093

Total other operating income	2,990	2,569

Other operating expense:
Salaries and employee benefits	4,664	4,191
Occupancy expense	1,466	1,577
Other	2,854	2,581

Total other operating expenses	8,984	8,349

Income before income taxes	7,082	6,649
Provision for income taxes	2,329	2,199

Net Income	$4,753	$4,450

PER SHARE DATA
Book value	$9.49	$8.43
Cash dividends	$0.15	$0.13
Earnings per share basic	$0.49	$0.46
Earnings per share diluted	$0.47	$0.43
Average shares outstanding, basic	9,729,627	9,752,930
Average shares outstanding, diluted	10,149,351	10,271,219

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$4,753	$4,450
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	$(5)	$—
Gain on sales of loans	(17)	—
Loss on sale of foreclosed assets	—	18
Writedown on foreclosed assets	—	133
Share-based compensation expense	96	101
Provision for loan losses	900	1,050
Depreciation and amortization	799	834
Net amortization on securities premiums and discounts	101	205
Decrease in unearned net loan fees	44	683
Increase in cash surrender value of life insurance policies	(358)	(185)
Proceeds from sales of loans held for sale	1,169	—
Originations of loans held for sale	(1,152)	—
Decrease (Increase) in interest receivable and other assets	1,184	(1,413)
(Decrease) Increase in other liabilities	(597)	263
Excess tax benefit from share-based payment arrangements	(727)	(171)

Net cash provided by operating activities	6,190	5,968

Cash Flows from Investing Activities
Maturities of securities available for sale	—	413
Proceeds from sales/calls of securities available for sale	830	65
Purchases of securities available for sale	(6,576)	(11,394)
Principal paydowns on securities available for sale	5,892	6,387
Increase in loans receivable, net	(18,081)	(53,764)
Purchases of premises and equipment, net	(881)	(1,760)
Proceeds from sales of foreclosed assets	—	399

Net cash used in investing activities	(18,816)	(59,654)

Cash Flows from Financing Activities
Increase (Decrease) in deposits	33,677	(7,506)
Increase in federal funds purchased	20,000	—
(Decrease) Increase in borrowed funds	(52,400)	55,730
Decrease in repurchase agreements	(1,599)	(2,363)
Cash dividends paid	(1,466)	(1,268)
Stock repurchased	(2,972)	—
Stock options exercised	752	402
Excess tax benefit from share-based payment arrangements	727	171

Net cash (used in) provided by financing activities	(3,281)	45,166

Decrease in cash and due from banks	(15,907)	(8,520)

Cash and Cash Equivalents
Beginning of period	59,015	50,147

End of period	$43,108	$41,627

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community independent bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. We currently operate 21 full service branch offices throughout this geographic footprint. The Bank’s two newest branches opened in Delano in April 2007 and Bakersfield in February 2006. Our next branch is expected to be another branch in the city of Bakersfield, which should open in the fourth quarter of 2007. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2006 have been reclassified to be consistent with the reporting for 2007. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted FIN 48 effective January 1, 2007, and have determined that as of March 31, 2007 any uncertain tax positions that might exist are immaterial.

In February 2006, the FASB issued Statement of Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. FAS 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. FAS 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted this statement effective January 1, 2007. It has not had, nor is it expected to have, a material impact on the Company’s financial condition, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (FAS 156). FAS 156 requires an entity to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset in specific situations. The servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. We adopted this statement effective January 1, 2007. It has not had, nor is it expected to have, a material impact on the Company’s financial condition, results of operations or cash flows.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.” The consensus is consistent with the EITF’s tentative conclusion reached in June that the recognition of a liability is required for the postretirement benefits provided through an endorsement split-dollar life insurance arrangement. However, the final consensus differs from the tentative conclusion with regard to the nature and amount of the liability to be accrued and the timing of implementation. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period. However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, we anticipate that our accrual requirement will, for the most part, be limited to the postretirement cost of insurance. While it is difficult to estimate at this point, the financial statement impact should be significantly less than if we were required to accrue for the present value of the death benefit. The new guidance will be effective for fiscal years beginning after December 15, 2007. Transition to the new guidance requires a cumulative-effect adjustment to retained earnings at the beginning of the year of implementation, to reflect the change in accounting principle.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits the measurement of many financial instruments and certain other balance sheet items at fair value, in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption, balance sheet items designated for fair value accounting are marked to market through equity, and the fair value option may also be selectively applied to items acquired after the adoption date. Unrealized gains and losses on all items so designated are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), and is applied only to entire instruments and not to portions thereof. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption for 2007 is permitted if adoption occurs after the issuance of FAS 159 but within 120 days of the beginning of the fiscal year, the adopting entity has not yet issued financial statements for any interim period in 2007, and FAS 157 is simultaneously adopted. The Company has decided that neither FAS 159 nor FAS 157 will be adopted early. Furthermore, we do not anticipate that fair value accounting will be applied to any balance sheet item upon adoption of FAS 159 and FAS 157 on January 1, 2008, in which case there would be no impact on our financial condition, results of operations or cash flows. However, we cannot say with certainty that such application will not occur.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2007 and 2006, cash paid for interest due on interest-bearing liabilities was $7.7 million and $3.8 million, respectively. There was $418,000 in cash paid for income taxes during the three months ended March 31, 2007, and no cash paid for income taxes during the three months ended March 31, 2006. There were $76,000 in assets acquired in the settlement of loans for the three months ended March 31, 2007, and none for the three months ended March 31, 2006. There were no loans made to finance the sale of other real estate for the three months ended March 31, 2007, or for the three months ended March 31, 2006.

Note 5 – Share Based Compensation

The Company’s 1998 Stock Option Plan was assumed from Bank of the Sierra in August 2001, in conjunction with the Company’s acquisition of all of the outstanding shares of the Bank. On March 15, 2007, the Company’s Board of Directors approved a new plan, the 2007 Stock Incentive Plan, subject to the further approval of the Company’s shareholders. Upon such approval the 1998 plan will be terminated, although the options granted and still outstanding under the 1998 Plan will not be affected. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to Awards under the new plan shall be 1,500,000 shares. Further details on the new plan are provided below in Note 9 – Recent Developments. There were no stock options granted by the Company under either plan in the first quarters of 2007 or 2006.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is using the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A charge of $96,000 was reflected in the Company’s income statement during the first quarter of 2007, and $101,000 was reflected during the first quarter of 2006, as pre-tax compensation expense related to outstanding and unvested stock options.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,729,627 weighted average shares outstanding during the first quarter of 2007, and 9,752,930 during the first quarter of 2006.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive transactions and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2007, the dilutive effect of options outstanding calculated under the treasury stock method totaled 419,724, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2006, shares totaling 518,289, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-month Period Ended March 31,
	2007	2006
Net income	$4,753	$4,450
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	590	(502)
Less: reclassification adjustment	5	0

Pre-tax other comprehensive inc/(loss)	585	(502)
Less: tax impact of above	246	(237)

Net other comprehensive income/(loss)	339	(265)

Comprehensive income	$5,092	$4,185

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for making loans included on the balance sheet. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	March 31, 2007	December 31, 2006
Commitments to extend credit	$246,303	$261,316
Standby letters of credit	$16,492	$17,139
Commercial letters of credit	$11,290	$11,393
Credit card commitments	$40,262	$39,602

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

Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Credit card commitments represent available balances on credit cards.

Note 9 – Recent Developments

On March 15, 2007, the Board of Directors of Bank of the Sierra approved the sale of the Bank’s credit card portfolio, consisting of approximately $8 million in consumer card balances and $3 million in commercial loan balances. This decision was reached because of the financial benefits of a sale, as well as the expanded credit card options and superior service that a potential purchaser can provide to our customers. If everything proceeds as planned, the sale should occur in the second quarter of 2007. It is expected to generate a premium of up to $1.2 million and should enable us to release the approximate $400,000 liability we have accrued for the redemption of credit card scorecard points, for a total pre-tax gain of roughly $1.6 million. Any portion of the premium that might relate to accounts sold with recourse will be recognized when the applicable recourse period lapses. Around $500,000 of our loan loss allowance is currently allocated to credit card balances, but the allowance is impacted by a variety of other factors and our loan loss provision for the second quarter of 2007 cannot be projected with any certainty at this time. Going forward, even though we will no longer carry the balances on our books, we expect to participate in a share of the interchange and interest revenue generated by credit cards issued in our name. Furthermore, after the sale we will be able to eliminate costs associated with our credit cards, including funding costs, personnel costs, servicing costs, net loan losses, and the scorecard liability accrual. Pre-tax operating income is expected to initially increase by around $25,000 per quarter subsequent to the sale of our credit cards, and that number should go up if customer penetration and usage levels increase as anticipated, although no assurance can be provided in that regard.

The Company’s Board of Directors also approved the 2007 Stock Incentive Plan (the “2007 Plan”) on March 15, 2007, subject to the further approval of the Company’s shareholders. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. As noted above, the maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends.

On April 19, 2007, the Company’s Board of Directors approved 500,000 additional shares for repurchase under Sierra Bancorp’s stock repurchase program which originally commenced on July 1, 2003 (the “Repurchase Program”). The Repurchase Program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time, although that amount was increased to 750,000 shares through supplemental repurchase amounts authorized by the Board in 2005 and 2006. As of March 8, 2007, we had acquired and retired all 750,000 of those shares at a weighted average price of $24.44 per share, leaving no shares available for repurchase prior to the most recent Board action. Repurchase Program activity for the first quarter of 2007 is disclosed in Part II, Item 2 of this Form 10-Q.

On April 19, 2007, the Board of Directors of the Company also approved a $0.15 per share dividend. The dividend is payable on May 17, 2007 to shareholders of record as of May 3, 2007. The total dividend will be approximately $1.5 million based on current shares outstanding, but the actual dividend depends on the number of shares that might be issued pursuant to option exercises or repurchased on or prior to the date of record. The dividend represents about 31% of first quarter consolidated net income, which is close to the average payout ratio for all publicly-traded financial institutions during 2006. The recommended dividend meets all applicable legal and regulatory requirements for the Company.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2007 Compared to First Quarter 2006

Net income for the quarter ended March 31, 2007 was $4.8 million compared with $4.5 million for the quarter ended March 31, 2006, an improvement of about 7%. Basic and diluted earnings per share for the first quarter of 2007 were $0.49 and $0.47, compared to $0.46 and $0.43 for the first quarter of 2006. The Company’s annualized return on average equity was 21.37% and annualized return on average assets was 1.60% for the quarter ended March 31, 2007, compared to a return on equity of 22.46% and return on assets of 1.70% for the quarter ended March 31, 2006. The primary drivers behind the variance in net income are as follows:

•

Net interest income increased by $497,000, or 4%, mainly because average interest-earning assets for the first quarter of 2007 were up by $129 million, or 14%, relative to the first quarter of 2006. The percentage increase in net interest income was lower than the increase in earning assets due to the fact that our net interest margin was 50 basis points lower, primarily because average non-interest bearing demand deposit balances dropped by $19 million and because the increase in average earning assets was funded by relatively high-cost Federal Home Loan Bank (FHLB) borrowings and brokered deposits.

•	The provision for loan losses was $150,000 lower in the first quarter of 2007, due to a lower rate of growth in outstanding loan balances.

•

Despite a drop in average demand deposit and NOW account balances, service charges on deposit accounts increased by $99,000, or 7%, due to a higher percentage of service charges collected relative to transaction account balances.

•

Other non-interest revenue was $317,000 higher for the quarter, an increase of 29% due to higher income from bank-owned life insurance (BOLI), credit and debit card interchange fees, dividends on FHLB stock, and operating leases.

•

The expense recorded for salaries and benefits increased by $473,000, or 11%. The increase is the result of the following: lower loan volume, which resulted in a drop in the deferral of salary costs associated with successful loan originations and, by extension, higher salaries expense; additional salaries and benefits related to our new Delano branch; and regular annual salary adjustments.

•	Occupancy expense declined by $111,000, or 7%, because of property tax refunds resulting from assessor audits and lower depreciation expense on furniture and equipment.

•	A $251,000 increase in marketing expense associated with our new deposit initiatives was the main reason for the increase in other operating expenses.

FINANCIAL CONDITION SUMMARY

March 31, 2007 relative to December 31, 2006

The Company’s total assets were $1.216 billion at March 31, 2007, an increase of only $770,000 relative to total assets of $1.215 billion at December 31, 2006. The most significant characteristics of and changes in the Company’s balance sheet during the first three months of 2007 are outlined below:

•

Balance sheet growth was minimal because loan growth was offset by a $12 million drop in cash and due from banks resulting mainly from lower cash items in process of collection, and a $4 million decline in fed funds sold.

•	Gross loan and lease balances increased by $17 million, or 2%, ending the period at $905 million. The increase was due to organic growth in commercial loans and commercial real estate loans.

•	Nonperforming assets remained at nominal levels, ending the period at $725,000, or 0.08% of gross loans plus foreclosed assets, the same ratio as at December 31, 2006.

•

The Company had net loan losses of $867,000 in the first three months of 2007 compared to net losses of only $83,000 in the first three months of 2006. The increase is principally due to a $370,000 commercial loan that was charged off in 2007, along with several unsecured consumer credit lines totaling over $350,000.

•

Total deposits increased by $34 million, or 4%, twice the increase in loan balances due in large part to our current marketing initiative focused on consumer deposits, which helped add over $10 million to NOW accounts and also boosted time deposits through cross-sell efforts. Non-interest bearing demand deposit balances fell by $22 million, however, because of business accounts shifting into interest-bearing money market sweep accounts.

•	Because deposits increased by $34 million but total assets increased only negligibly, we were able to reduce our reliance on other borrowings by a combined $34 million.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the first quarter, net interest income increased by $497,000, or 4%, to $14.0 million in 2007 from $13.5 million in 2006. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended March 31, 2007 (a) (b) (f)			For the Quarter Ended March 31, 2006 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$553	$7	5.13%	$793	$7	3.58%
Taxable	136,365	1,552	4.62%	148,301	1,615	4.42%
Non-taxable	54,283	547	6.29%	48,001	475	6.17%
Equity	9	—	0.00%	11	—	0.00%

Total Investments	191,210	2,106	5.09%	197,106	2,097	4.84%

Loans and Leases:(c)
Agricultural	12,033	245	8.26%	8,813	189	8.70%
Commercial	139,687	3,249	9.43%	129,161	2,900	9.11%
Real Estate	657,237	14,315	8.83%	548,360	11,314	8.37%
Consumer	56,235	1,353	9.76%	52,031	1,165	9.08%
Consumer Credit Cards	8,437	210	10.09%	7,770	210	10.96%
Direct Financing Leases	17,116	267	6.33%	9,659	144	6.05%
Other	463	—	0.00%	315	—	0.00%

Total Loans and Leases	891,208	19,639	8.94%	756,109	15,922	8.54%

Total Interest Earning Assets (e)	1,082,418	21,745	8.26%	953,215	18,019	7.78%

Other Earning Assets	9,890			5,548
Non-Earning Assets	111,690			102,466

Total Assets	$1,203,998			$1,061,229

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$67,377	$37	0.22%	$67,614	$16	0.10%
Savings Accounts	59,972	76	0.51%	70,758	91	0.52%
Money Market	126,028	905	2.91%	111,482	387	1.41%
TDOA’s, IRA & KEOGH’s	23,748	221	3.77%	22,672	158	2.83%
Certificates of Deposit<$100,000	115,664	1,274	4.47%	90,131	732	3.29%
Certificates of Deposit>$100,000	217,486	2,645	4.93%	173,656	1,693	3.95%

Total Interest Bearing Deposits	610,275	5,158	3.43%	536,313	3,077	2.33%
Borrowed Funds:
Federal Funds Purchased	12,995	178	5.56%	14,192	167	4.77%
Repurchase Agreements	24,424	44	0.73%	25,838	36	0.57%
Short Term Borrowings	132,922	1,616	4.93%	36,285	290	3.24%
Long Term Borrowings	27,000	207	3.11%	46,000	330	2.91%
TRUPS	30,928	566	7.42%	30,928	640	8.39%

Total Borrowed Funds	228,269	2,611	4.64%	153,243	1,463	3.87%

Total Interest Bearing Liabilities	838,544	7,769	3.76%	689,556	4,540	2.67%

Demand Deposits	258,121			277,247

Other Liabilities	17,137			14,079

Shareholders’ Equity	90,196			80,347
Total Liabilities and Shareholders’ Equity	$1,203,998			$1,061,229

Interest Income/Interest Earning Assets			8.26%			7.78%
Interest Expense/Interest Earning Assets			2.91%			1.93%

Net Interest Income and Margin(d)		$13,976	5.35%		$13,479	5.85%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $481 thousand and $478 thousand for the quarters ended March 31, 2007 and 2006. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended March 31, 2007 over 2006
	Increase(decrease) due to
	Volume	Rate	Rate/ Volume	Net
Assets:
Investments:
Federal funds sold / Due from time	$(2)	$3	$(1)	$—
Taxable	(130)	73	(6)	(63)
Non-taxable(1)	62	9	1	72
Equity	—	—	—	—

Total Investments	(70)	85	(6)	9

Loans and Leases:
Agricultural	69	(10)	(3)	56
Commercial	236	104	9	349
Real Estate	2,246	630	125	3,001
Consumer	94	87	7	188
Consumer Credit Cards	18	(17)	(1)	—
Direct Financing Leases	111	7	5	123
Other	—	—	—	—

Total Loans and Leases	2,774	801	142	3,717

Total Interest Earning Assets	2,704	886	136	3,726

Liabilities
Interest Bearing Deposits:
NOW	—	21	—	21
Savings Accounts	(14)	(1)	—	(15)
Money Market	50	414	54	518
TDOA’s & IRA’s	7	53	3	63
Certificates of Deposit < $100,000	207	261	74	542
Certificates of Deposit > $100,000	427	419	106	952

Total Interest Bearing Deposits	677	1,167	237	2,081

Borrowed Funds:
Federal Funds Purchased	(14)	27	(2)	11
Repurchase Agreements	(2)	11	(1)	8
Short Term Borrowings	772	151	403	1,326
Long Term Borrowings	(136)	23	(10)	(123)
TRUPS	—	(74)	—	(74)

Total Borrowed Funds	620	138	390	1,148

Total Interest Bearing Liabilities	1,297	1,305	627	3,229

Net Interest Margin/Income	$1,407	$(419)	$(491)	$497

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $1.4 million to net interest income in the first quarter of 2007 relative to the first quarter of 2006. The positive volume variance is to the result of growth in average interest-earning assets, as evident in the Average Balances and Rates table for the quarter. Average interest-earning assets were $129 million higher in the first quarter of 2007 than in the first quarter of 2006, an increase of 14%. The increase was due to growth of $135 million, or 18%, in average loan balances, partially offset by a decline of $6 million, or 3%, in average investment balances. Average non-interest assets were 10% of average total assets in the first quarters of both 2007 and 2006, although the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets declined to 30% in the first quarter of 2007 from 35% in the first quarter of 2006. This had the unfavorable effect of increasing the percentage of the Company’s assets that are funded by interest-bearing liabilities. The volume variance was also negatively impacted by a shift on the liability side from lower-cost core deposits to higher-cost funds. The average balance of borrowed funds was $75 million higher in the first quarter of 2007 than in the first quarter of 2006, an increase of 49%, and the average balance of wholesale-sourced brokered deposits increased by $40 million, or 100%, for the same time periods. The average balance of all other interest-bearing deposits increased by only $34 million, or 7%, for the first quarter of 2007 relative to the first quarter of 2006.

The addition of higher-cost short-term borrowings and brokered deposits also impacted the rate variance, since our marginal cost of brokered deposits and wholesale borrowings is around 5.30%. The fact that an increasing proportion of our money market accounts are higher-cost sweep account balances was another unfavorable factor influencing the rate variance. The average cost of money market accounts was 150 basis points higher in the first quarter of 2007 than in the first quarter of 2006. Overall, the weighted average cost of interest-bearing liabilities increased by 109 basis points while the weighted average yield on earning assets increased by only 48 basis points, contributing to an unfavorable rate variance of $419,000 for the quarter. The impact of the disproportionate increase in the cost of interest-bearing liabilities was mitigated somewhat by the Company’s large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. The Company’s net interest position was $264 million in the first quarter of 2006, the base period for the rate variance calculations, thus the rate increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities and had a relatively larger impact.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.35% in the first quarter of 2007 as compared to 5.85% in the first quarter of 2006, a drop of 50 basis points. The Company’s interest rate risk position is slightly asset-sensitive, meaning that all else being equal the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. While rates were higher in the first quarter of 2007 than in first quarter of 2006, in reality short-term market interest rates have been relatively stable since the middle of 2006. This has allowed deposit rates, which typically lag when rates are increasing, to begin to catch up to the increases experienced in earning asset yields when rates were rising, which contributed to the decline in our net interest margin.

The pause in rate increases has created some interest margin compression, but the drop in average lower-cost core deposits and our relatively low-margin growth had an even larger effect. For the first quarter of 2007 relative to the first quarter of 2006, we experienced a shift of $19 million in average non-interest bearing demand deposits and $11 million in comparatively low-cost savings accounts into higher-cost deposits. Also, the net interest margin on earning assets added in 2006 is estimated at around 3%, much lower than the Company’s net interest margin on pre-existing interest-earning assets since it was funded by relatively expensive borrowed money. While causing net interest margin compression, growth in earning assets has augmented net interest income and enhanced return on equity. Because of our current interest rate risk profile, management anticipates that the Company’s net interest margin could experience further compression if short-term interest rates remain static or decline. Nevertheless, that negative impact could be partially offset and net interest income should continue to increase if loans and core deposits grow as planned, but no assurance can be given that this will, in fact, occur.

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

For the quarter ended March 31, 2007, the Company’s provision for loan and lease losses was $150,000 lower than the amount provided in the first quarter of 2006, a drop of 14% because of slower growth in loans. The balances charged off in the first quarter of 2007 did not have a significant impact on the loan loss provision, because they included a $370,000 commercial loan and several unsecured consumer credit lines totaling over $350,000 which had a high level of specific reserves already allocated to them at the beginning of the quarter. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the first quarter of 2007 relative to the first quarter of 2006:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended March 31,
	2007	% of Total	2006	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,575	52.67%	$1,476	57.45%
Other service charges, commissions & fees	955	31.94%	837	32.58%
Gains on sales of loans	17	0.57%	—	0.00%
Gains on called securities	5	0.17%	—	0.00%
Loan servicing income	20	0.67%	13	0.51%
Bank owned life insurance	358	11.97%	185	7.20%
Other	60	2.01%	58	2.26%

Total non-interest income	2,990	100.00%	2,569	100.00%
As a % of average interest-earning assets (2)		1.12%		1.09%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,664	51.92%	4,191	50.20%
Occupancy costs
Furniture & equipment	738	8.21%	817	9.79%
Premises	728	8.10%	760	9.10%
Advertising and marketing costs	474	5.28%	223	2.67%
Data processing costs	248	2.76%	238	2.85%
Deposit services costs	429	4.78%	446	5.34%
Loan services costs
Loan processing	32	0.36%	62	0.74%
ORE owned	—	0.00%	146	1.75%
Credit card	151	1.68%	180	2.16%
Other operating costs
Telephone & data communications	222	2.47%	199	2.38%
Postage & mail	137	1.52%	111	1.33%
Other	319	3.55%	236	2.83%
Professional services costs
Legal & accounting	288	3.21%	261	3.13%
Other professional service	321	3.57%	258	3.09%
Stationery & supply costs	167	1.86%	179	2.14%
Sundry & tellers	66	0.73%	42	0.50%

Total non-interest Expense	$8,984	100.00%	$8,349	100.00%

As a % of average interest-earning assets (2)		3.37%		3.55%
Efficiency Ratio (1)	51.45%		50.84%

(1)	Tax Equivalent
(2)	Annualized

The Company’s results reflect an increase of $421,000, or 16%, in total other operating income for the quarter ended March 31, 2007 relative to the quarter ended March 31, 2006. Total other operating income increased to 1.12% of average earning assets in the first quarter of 2007 from 1.09% of average earning assets in the first quarter of 2006, in spite of the large increase in average earning assets, the denominator of that ratio.

For the first quarter, despite a 6% drop in average transaction account balances, service charges on deposit accounts increased by $99,000, or 7%, primarily because of higher returned item and overdraft charges resulting from higher levels of activity. Other service charges, commissions, and fees increased by $118,000, or 14%, in the first quarter of 2007 relative to the first quarter of 2006. The increase includes a $112,000 increase in credit and debit card interchange fees, a $69,000 increase in dividends from FHLB stock, and a $28,000 increase in rental income from operating leases. These favorable differences were partially offset by lower bill-pay income, currency order charges, and merchant fees.

There were $17,000 in gains from the sale of loans in the first quarter of 2007, but no loans were sold in the first quarter of 2006. Loan servicing income was slightly higher for the quarter ended March 31, 2007, although this is a timing difference since loans serviced for others continues to decline. We have been holding new agricultural and SBA loans to further diversify our portfolio, and the number of loans being serviced for others has gradually declined as there has been no new volume to replace serviced loans that mature or are otherwise repaid.

Bank-owned life insurance (BOLI) income increased by $173,000, or 94%, in the first quarter of 2007 relative to the first quarter of 2006. For the first quarter of 2007 the Company had an average of $25.2 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. This is up from an average of $18.6 million in the first quarter of 2006, due mainly to the purchase of $6 million in additional BOLI in December 2006. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and a directors’ retirement plan. In addition, for the first quarter of 2007 the Company had an average of $1.6 million invested in “separate account” BOLI used to hedge deferred compensation arrangements for certain directors and senior officers, compared to an average of $1.2 million in the first quarter of 2006. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. About $80,000 of the increase in BOLI income for the quarter was the result of higher returns on separate account BOLI, with the remainder due to income from the additional general account BOLI purchased in December 2006 and overall higher returns on general account BOLI.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America. Other non-interest income increased by $2,000, or 3%, for the first quarter.

Total operating expense (non-interest expense) was $9.0 million for the quarter ended March 31, 2007, an increase of $635,000, or 8%, relative to total operating expense for the same period in 2006. Non-interest expenses fell to 3.37% of average earning assets for the first quarter of 2007 from 3.55% in the first quarter of 2006, however, because average earning assets increased significantly.

The largest component of non-interest expense, salaries and employee benefits, increased by $473,000, or 11%, for the first quarter of 2007 relative to the first quarter of 2006. The increase was primarily in salaries rather than benefits, which increased by $433,000 due to a $211,000 reduction in salaries deferred and amortized as an adjustment to loan yields pursuant to FAS 91, regular annual increases, and employee salaries for the new Delano branch. The drop in deferred salaries, which results in a corresponding increase in salaries reflected in current-period expense, was the result of a lower level of loans originated in the first quarter of 2007 relative to 2006. The cost of benefits increased by only $40,000, or 4%, in the first quarter of 2007 relative to the first quarter of 2006, due mainly to a $43,000 drop in workers compensation insurance premiums. The cost of employee benefits would have actually been lower for the quarter if not for a $60,000 increase in investment returns on deferred compensation balances, which are reflected as benefit expenses, and, as explained above, are hedged by separate account BOLI income. Because of their relatively large combined increase, salaries and benefits rose to 51.9% of total non-interest expense for the first quarter of 2007 from 50.2% in the first quarter of 2006.

Occupancy expense fell by $111,000, or 7%, for the first quarter of 2007 relative to the first quarter of 2006. The decline was due to approximately $80,000 in one-time property tax refunds received in the first quarter of 2007 pursuant to property valuation audits, along with a $70,000 drop in depreciation on furniture and equipment. Occupancy expense was 16.3% of total non-interest expense for the first quarter of 2007, down from 18.9% for the first quarter of 2006.

Advertising and marketing expenses increased by $251,000, or 113%, for the quarter, because of costs associated with our high-performance checking initiative (explained further below, in the “Deposits” section) which was implemented at the beginning of 2007. We expect that the level of marketing expenses experienced in the first quarter of 2007 will be typical for the remainder of the year, although no assurance can be provided in that regard.

Other notable changes in non-interest expenses include deposit services costs, loan processing costs, other real estate owned (OREO) expenses, credit card costs, other operating costs, and other professional services. Deposit services costs declined by $17,000, or 4%, due to Federal Reserve Bank service charges and courier costs which have gone down due to our transition to Endpoint Exchange for the electronic presentment of checks for collection. Loan processing costs are down due to lower appraisal costs resulting from lower lending activity, costs associated with OREO declined because of an OREO write-down in the first quarter of 2006, and credit card costs are down due to lower activity. The “other” category under “other operating costs” is up by $83,000, or 35%, for the first quarter of 2007 compared to the first quarter of 2006, due mainly to higher depreciation expense on operating leases and higher education and training costs. An increase of $60,000 in directors’ costs, primarily for retirement plan accruals, is the principal reason for the increase in other professional services expenses for the quarter.

Because the percentage increase in non-interest expense was higher than the increase in net interest plus other income, the Company’s tax-equivalent overhead efficiency ratio increased to 51.45% for the first quarter of 2007 from 50.84% for the first quarter of 2006. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax provision totaled $2.3 million for the first quarter of 2007 and $2.2 million for the first quarter of 2006, representing 33% of pre-tax income for both of those periods.

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

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to SFAS 115, the balance of available for sale securities is carried on the Company’s financial statements at its estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the accumulated other comprehensive income account in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted.

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2007		December 31, 2006
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$501	$498	$501	$496
US Gov’t agencies	20,581	20,477	18,035	17,879
Mortgage-backed securities	117,136	114,633	121,204	118,175
State & political subdivisions	54,668	54,997	53,387	53,713
Other equity securities	6	10	6	9

Total Investment Securities	$192,892	$190,615	$193,133	$190,272

The fair market value (which, for the Company, is the carrying value) of the investment portfolio increased by only $343,000, or less than 1%, during the first quarter of 2007. Approximately $55 million of the portfolio total at March 31, 2007 represents remaining balances from the $100 million leverage strategy implemented in April 2004. The leverage balances are funded mostly by $46 million in fixed-rate FHLB borrowings obtained at the commencement of the leverage strategy, of which $27 million is currently classified as long term and $19 million is classified as short term. Short-term FHLB borrowings that are rolled over every 30 to 60 days make up the difference.

During the first three months of 2007, mortgage-backed securities declined by $4 million due to prepayments. The balance of municipal bonds increased by $1 million as the Company has taken advantage of relative value in that sector, and US Government agency bonds increased by $3 million for pledging purposes. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $171 million at March 31, 2007, and $166 million at December 31, 2006. There were $2.2 million in fed funds sold at March 31, 2007 and $6.3 million at December 31, 2006, and the Company’s investment in the time deposits of other banks totaled $80,000 at March 31, 2007 and December 31, 2006. Aggregate investments were 16% of total assets at March 31, 2007 and December 31, 2006.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $905 million at the end of March 2007. This represents an increase of $17 million, or 2%, since December 31, 2006. We anticipate that outstanding loan balances will increase at approximately the same rate for the remainder of the year, although no assurance can be given that this growth will materialize.

A comparative schedule of the distribution of the Company’s loans at March 31, 2007 and December 31, 2006, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31 2007	December 31 2006
Agricultural	$11,690	$13,193
Commercial and industrial	118,039	113,644
Real Estate:
Secured by commercial/professional office
Properties including construction and development	438,340	420,973
Secured by residential properties	181,534	177,448
Secured by farmland	49,864	53,668

Total Real Estate	669,738	652,089
Small Business Administration loans	22,678	25,946
Consumer loans	54,815	54,568
Consumer Credit Cards	8,189	8,418
Direct Financing Leases	19,997	20,150

Total Loans and Leases	$905,146	$888,008

Percentage of Total Loans and Leases
Agricultural	1.29%	1.49%
Commercial and industrial	13.04%	12.80%
Real Estate:
Secured by commercial/professional office
Properties including construction and development	48.43%	47.41%
Secured by residential properties	20.06%	19.98%
Secured by farmland	5.51%	6.04%

Total Real Estate	74.00%	73.43%
Small Business Administration loans	2.50%	2.92%
Consumer loans	6.06%	6.14%
Consumer Credit cards	0.90%	0.95%
Direct Financing Leases	2.21%	2.27%

Total	100.00%	100.00%

As shown above, the majority of the first quarter growth in our loan portfolio was in commercial real estate loans, which increased by $17 million, or 4%. Commercial real estate loans increased to 48% of total loans at March 31, 2007, from 47% at December 31, 2006. Real estate loans secured by residential properties increased by $4 million, or 2%. The increase for residential real estate loans was centered in relatively low loan-to-value mortgage loans rather than in equity lines, which actually declined by $2 million. Commercial loans also increased by $4 million, or 4%. Much of the increase in commercial loans was offset by a drop in SBA loans, which fell by $3 million, or 13%. Loans secured by farmland dropped by $4 million, or 7%. Agricultural production loans were down by $1.5 million, or 11%, primarily due to a reduction in our exposure on a potential problem credit. Other recent events have also contributed to a more favorable outlook for that particular credit relationship, which still totals $10 million. It is currently paying as agreed and we expect the timely collection of all principal and interest, although no guarantee can be provided in that regard.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and agricultural mortgage loans. The balance of loans serviced for others, including participations sold, was $13 million as of March 31, 2007 as compared to $17 million at December 31, 2006, a fairly significant drop due to a pay-down on a large agricultural mortgage loan.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit include $40 million in credit card lines, and totaled $287 million at March 31, 2007 as compared to $301 million at December 31, 2006, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 35% of gross loans outstanding at March 31, 2007, and 37% as of December 31, 2006. In addition to unused loan commitments, the Company had letters of credit totaling $28 million at March 31, 2007 and $29 million at December 31, 2006. This represents 9% of total commitments as of March 31, 2007 and December 31, 2006.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and foreclosed assets, including OREO. Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only when cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s nonperforming assets:

Non-performing Assets

(dollars in thousands, unaudited)

	March 31 2007	December 31 2006	March 31 2006
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	—	370	472
Real Estate
Secured by commercial/professional office properties including construction and development	—	—	—
Secured by residential properties	303	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	303	—	—
Small Business Administration loans	282	262	245
Consumer loans	58	57	158
Consumer credit cards	6	—	39
Direct financing leases	—	—	—

SUBTOTAL	$649	$689	$914

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Real Estate
Secured by commercial/professional office properties including construction and development	—	—	—
Secured by residential properties	—	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	—	—	—
Small Business Administration loans	—	—	—
Consumer loans	—	—	—
Consumer credit cards	—	—	—
Direct financing leases	—	—	—

SUBTOTAL	—	—	—

TOTAL NONPERFORMING LOANS	649	689	914

Foreclosed assets	76	—	—

Total nonperforming assets	$725	$689	$914

Restructured loans	N/A	N/A	N/A
Nonperf. loans as a % of total gross loans and leases	0.07%	0.08%	0.11%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.08%	0.08%	0.11%

Total nonperforming assets were $725,000 at March 31, 2007 relative to $689,000 at December 31, 2006, an increase of $36,000 or 5%. Non-accruing commercial loans declined by $370,000, to zero at March 31, 2007, as the result of a commercial loan that was charged-off, as discussed above under “Provision for Loan and Lease Losses.” The $303,000 increase in residential real estate loans on non-accrual consists of residential equity lines for which repayment has become uncertain. Approximately $230,000 of the March 31, 2007 total nonperforming balance in the table above is guaranteed by the U.S. Government, and an additional $303,000 is secured by real estate. The $76,000 shown in foreclosed assets represents two mobile homes, one of which was subsequently sold and one that is currently in the process of being sold.

Nonperforming assets were 0.08% of total gross loans and leases plus foreclosed assets at March 31, 2007 and December 31, 2006, down from 0.11% at March 31, 2006. While our current balance of nonperforming assets is quite low relative to levels seen in years past, we recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At March 31, 2007 the allowance for loan and lease losses was $11.6 million, or 1.28% of gross loans, an insignificant balance change from the allowance at December 31, 2006 which was 1.30% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at March 31, 2007.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended March 31 2007	For the Year Ended December 31 2006	For the Quarter Ended March 31 2006
Balances:
Average gross loans and leases outstanding during period	$891,208	$824,041	$756,109

Gross loans and leases outstanding at end of period	$905,146	$888,008	$795,041

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,579	$9,330	$9,330
Provision charged to expense	900	3,851	1,050
Charge-offs
Agricultural	15	—	—
Commercial & industrial loans(1)	464	1,301	84
Real estate loans	—	—	—
Consumer loans	420	571	100
Credit card loans	64	344	82
Direct Financing Leases	—	4	4
Overdrafts	48	213	44

Total	1,011	2,433	314

Recoveries
Agricultural	—	5	2
Commercial & industrial loans(1)	106	439	127
Real estate loans	4	—	—
Consumer loans	9	253	74
Credit card loans	13	86	14
Direct Financing Leases	—	—	—
Overdrafts	12	48	14

Total	144	831	231

Net loan charge offs (recoveries)	867	1,602	83

Balance	$11,612	$11,579	$10,297

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.39%	0.19%	0.04%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.28%	1.30%	1.30%
Allowance for Loan Losses to Non-Performing Loans	1789.21%	1680.55%	1126.59%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	7.47%	13.84%	0.81%
Net Loan Charge-offs to Provision for Loan Losses	96.33%	41.60%	7.90%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings and by the recovery of previously charged-off balances, and it is reduced by loan charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $150,000 lower in the first quarter of 2007 than in the first quarter of 2006, and net charge-offs increased by $784,000. As noted previously, the provision was lower because of slower loan growth, and net charge-offs increased primarily because of a $370,000 commercial loan and several unsecured consumer credit lines totaling over $350,000 that were charged off in the first quarter of 2007. These balances had a high level of specific reserves already allocated to them at the beginning of the quarter, and thus did not significantly impact our loan loss provision for the quarter when they were ultimately charged off.

The Company considers its allowance for loan and lease losses at March 31, 2007 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $41 million at March 31, 2007, compared to the $53 million balance at December 31, 2006. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $40 million average of cash and due from banks for the first three months of 2007 was about the same as the average for all of 2006. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our conversion to electronic presentment for all checks has helped reduce the level of cash items in process of collection. We expect that average cash balances will increase as new branches become operational and our transaction account customer base expands.

Net premises and equipment increased only negligibly during the first quarter of 2007, and there were no changes of note in any category within “other assets.” At March 31, 2007, other assets includes as its largest components $27 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $12 million investment in low-income housing tax credit funds, an aggregate $10 million investment in restricted stock, accrued interest receivable totaling $7 million, goodwill of about $6 million, and a net deferred tax asset of $5 million. Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000. Overall, deposits increased by $34 million, or 4%, to $902 million at March 31, 2007 from $868 million at December 31, 2006. In summary, we experienced solid growth in deposits in the first quarter of 2007 in spite of a challenging deposit environment, although our growth occurred in higher-rate categories than originally anticipated and existing balances also experienced some level of migration into higher-yielding accounts. Furthermore, deposit growth was tilted toward consumer deposits as a result of our high performance checking (HPC) initiative, and because business account balances did not increase as rapidly as hoped for. The HPC initiative involves a direct mail campaign advertising “totally free checking” and a free gift for new consumer checking accounts, and includes intensive training for customer-contact personnel and the modification of retail deposit offerings to better align them with market demand.

A comparative schedule of the distribution of the Company’s deposits at March 31, 2007 and December 31, 2006, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)

	March 31 2007	December 31 2006
Demand	$258,913	$281,024
NOW	74,924	64,599
Savings	59,761	62,922
Money Market	132,642	115,266
TDOA’s & IRA’s	24,320	23,321
Time deposit < $100,000	121,708	110,233
Time deposits > $100,000	229,854	211,080

Total Deposits	$902,122	$868,445

Percentage of Total Deposits
Demand	28.70%	32.36%
NOW	8.31%	7.43%
Savings	6.62%	7.25%
Money Market	14.70%	13.27%
TDOA’s & IRA’s	2.70%	2.69%
Time deposit < $100,000	13.49%	12.69%
Time deposits > $100,000	25.48%	24.31%

Total	100.00%	100.00%

To properly analyze the changes in deposit categories, business and personal accounts should be reviewed separately. Non-interest bearing business demand deposits fell by $16 million, explaining most of the $22 million, or 8%, decline in total non-interest bearing deposits. Non-interest bearing demand deposits were 28.7% of total deposits at March 31, 2007, down from 32.4% at December 31, 2006. On the other hand, business and public money market account balances were up by a combined $19 million, indicating that we are experiencing the migration of many business accounts into our relatively high-interest money market sweep account. Total money market balances increased by $17 million, or 15%, in the first quarter of 2007, rising to 14.7% of total deposits at the end of the first quarter of 2007 from 13.3% at year-end 2006.

Personal non-interest bearing demand deposits fell by about $4 million during the first quarter, due to a shift into interest-bearing demand accounts (NOW accounts). NOW balances increased by $10 million, or 16%, as the result of migration from non-interest accounts and growth in personal accounts generated by HPC. We also experienced substantial growth in time deposits under $100,000, which increased by $11 million, or 10%, due primarily to growth in consumer accounts. Savings account balances dropped by $3 million, or 5%, due mainly to a $2 million decline in personal savings balances.

Jumbo time deposits increased by $19 million, or 9%, due to $6 million growth in personal accounts, growth of $2 million in business accounts, and an $11 million increase in public deposits resulting mainly from additional deposits obtained from the State of California. Total time deposits, not including TDOA’s and IRA’s, increased to 39% of total deposits at March 31, 2007 from 37% at the end of 2006.

Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. Our recent deposit-related efforts include our HPC initiative and the implementation of remote deposit capture capabilities. We also anticipate the addition of online account opening capabilities in the second quarter of 2007, although no assurance can be provided in that regard.

Information concerning average balances and rates paid on deposits by deposit type for the quarters ended March 31, 2007 and March 31, 2006 is contained in the “Average Rates and Balances” tables appearing above in the section titled “Net Interest Income and Net Interest Margin.”

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities (see Capital Resources section for a more detailed explanation of trust-preferred securities).

As of March 31, 2007, FHLB borrowings specifically linked to the leverage strategy discussed above in “Investments” comprised all of the Company’s $27 million in long-term borrowings. In addition, short-term borrowings include $19 million in fixed-rate FHLB borrowings which were obtained at the commencement of the leverage strategy. The balance of our leverage-related funding is in the form of short-term FHLB borrowings that are renewed every 30 to 60 days.

Short-term borrowings fell by $52 million, or 40%, during the first three months of 2007, due to the $34 million increase in deposits and $20 million increase in fed funds purchased, partially offset by a reduction of $2 million in repurchase agreements. The Company uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were $45 million in overnight fed funds purchased on the Company’s books as of March 31, 2007, and $25 million at December 31, 2006. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $24 million at March 31, 2007, relative to a $26 million balance at the end of December 2006. In addition, the Company had $31 million in junior subordinated debentures at March 31, 2007 and December 31, 2006.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities fell by $1 million, or 7%, during the first quarter of 2007, due mainly to expenses that were accrued as of the end of 2006 but were subsequently paid.

LIQUIDITY AND MARKET RISK MANAGEMENT

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments or have exposure to currency exchange rates.

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

The Company uses seven standard interest rate scenarios in conducting its simulations, namely “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to no more than 5% based on a 100 basis point (b.p.) shock, no more than 10% based on a 200 b.p. shock, and no more than 15% for a 300 b.p. shock in interest rates. As of March 31, 2007, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	2,908	-$	1,505	-$	438	$89	$126	$51
% Change		-4.82%		-2.49%		-0.73%	0.15%	0.21%	0.08%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $1.5 million, or 2.49%, lower than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $126,000, or 0.21%, higher than net interest income in a flat rate scenario. According to these simulations the Company is slightly asset sensitive over a one-year time frame, meaning that interest-earning assets will re-price more quickly than interest-bearing liabilities and, all else being equal, the Company’s net interest margin will be lower when short-term rates are falling and higher when rates are rising. This is supported by fact the Company has, in the past, seen erosion in its interest margin when rates were declining but has benefited from rising rates. Also, as experienced recently, when rates flatten after rising for a period of time we experience some level of margin compression due to the lag effect in the repricing of rate-sensitive liabilities.

The changes in net interest income under rising and declining rate scenarios are typically expected to bear more of a linear relationship. The exposure to declining rates is disproportionate in these simulations, however, because some of the Company’s variable deposit rates (on NOW accounts, savings accounts and money market deposits, for example) are still relatively close to a natural floor of zero. If rates were to move down to a significant degree certain deposit rates would hit this floor, but earning asset yields would continue to fall and our net interest margin would likely experience significant compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. Our interest rate risk profile has changed somewhat over the course of the past year as we have added more long-term fixed-rate loans, and our exposure to declining rates has been mitigated to some extent. This has been enhanced by disproportionate growth in our rate-sensitive liabilities, which become less costly and augment net interest income as rates decline.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$11,465	$8,765	$3,651	-$	6,777	-$	18,205	-$	28,882
% Change	5.48%	4.19%	1.74%		-3.24%		-8.70%		-13.80%

The drop in EVE as rates increase is the reverse of the positive slope apparent in the Company’s net interest income simulations, due primarily to the fact that $526 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During the past year, the addition of fixed-rate loans has caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to slightly positive.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2007, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $39 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $17 million at March 31, 2007. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $204 million at March 31, 2007. An additional $82 million in credit is available from the Federal Home Loan Bank if the Company increases its pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow over $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 14% and 73%, respectively, at March 31, 2007, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding. The average net loans to core deposits and net non-core funding dependence ratios were 137% and 39%, respectively, at March 31, 2007, outside policy guidelines of “below 120%” and “below 35%,” respectively, but displaying a downward trend due to the rate of increase for deposits. We anticipate that slower loan growth and our efforts to increase core deposits will bring those ratios close to guideline levels by year-end and that no further corrective actions will be necessary, although no assurance can be provided that this will be the case.

CAPITAL RESOURCES

At March 31, 2007, the Company had total shareholders’ equity of $92.6 million, comprised of $17.6 million in common stock, $76.4 million in retained earnings, and negative $1.3 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2006 was $90.4 million. The $2.2 million increase in shareholders’ equity during the first quarter of 2007 was due primarily to the addition of net earnings, less $1.5 million in dividends paid. However, it also includes a $1.6 million increase related to stock options, and a $3.0 million decrease due to the impact of shares repurchased and retired by the Company. Another factor is the $340,000 increase in the difference between the market value and amortized cost of investment securities (net of the tax impact), which increased accumulated other comprehensive income by the same amount.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at March 31, 2007 were included in Tier 1 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)

	March 31, 2007	December 31, 2006	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	12.94%	12.98%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.78%	11.77%	6.00%
Tier 1 Leverage Ratio	9.95%	9.92%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.65%	12.49%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.49%	11.31%	6.00%
Tier 1 Leverage Ratio	9.70%	9.53%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2007:

	January	February	March
Total shares purchased	50,000	30,000	20,000
Average per share price	$30.28	$29.47	$28.70
Number of shares purchased as part of publicly announced plan or program	50,000	30,000	20,000
Maximum number of shares remaining for purchase under a plan or program (1)	50,000	20,000	None

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time, and that amount was supplemented by 250,000 shares on May 19, 2005 and another 250,000 shares on March 16, 2006. On April 19, 2007, the Board of Directors of Sierra Bancorp approved an additional 500,000 shares for repurchase.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS

Exhibit No.	Description
2	Plan of Reorganization and Agreement of Merger dated December 14, 2000 by and among Bank of the Sierra, Sierra Bancorp and Sierra Merger Corporation (effective August 10, 2001) (1)

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	Amended and Restated By-laws of the Company (2)

10.1	1998 Stock Option Plan (1)

10.2	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.3	Salary Continuation Agreement for James C. Holly (3)

10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.5	Split Dollar Agreement for Kenneth R. Taylor (8)

10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (8)

10.7	Director Retirement Agreement for Robert Tienken (8)

10.8	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (8)

10.9	Director Retirement Agreement and Split dollar Agreement for Robert Fields (8)

10.10	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (8)

10.11	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (8)

10.12	Director Retirement Agreement and Split dollar Agreement for Albert Berra (8)

10.13	401 Plus Non-Qualified Deferred Compensation Plan (8)

10.14	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (5)

10.15	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (5)

10.16	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (5)

10.17	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)

10.18	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)

10.19	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (9)

10.20	2007 Stock Incentive Plan (11)

10.21	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)

10.22	Salary Continuation Agreement for Kevin J. McPhaill (10)

10.23	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)

11	Statement of Computation of Per Share Earnings (6)

14	Code of Ethics (7)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(6)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.
(7)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 8, 2007	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

May 8, 2007	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer