Form 10-Q
period 2007-06-30
SIERRA BANCORP
filed 2007-08-08
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Common stock, no par value, 9,646,479 shares outstanding as of July 31, 2007

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Cash and due from banks	$44,286	$52,645
Interest-bearing deposits in other banks	80	80
Federal funds sold	277	6,290

Total Cash & Cash Equivalents	44,643	59,015
Investment securities available for sale	186,081	190,272
Loans and leases:
Gross loans and leases	909,447	888,008
Allowance for loan and lease losses	(12,103)	(11,579)
Deferred loan and lease fees, net	(3,411)	(3,618)

Net Loans and Leases	893,933	872,811
Premises and equipment, net	18,721	17,978
Other assets	72,575	74,998

TOTAL ASSETS	$1,215,953	$1,215,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$244,288	$281,024
Interest bearing	679,395	587,421

Total Deposits	923,683	868,445
Federal funds purchased and repurchase agreements	76,052	51,003
Short-term borrowings	72,000	131,400
Long-term borrowings	5,000	27,000
Other liabilities	14,871	15,927
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,122,534	1,124,703

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,687,379 and 9,749,913 shares issued and outstanding at June 30, 2007 and
December 31, 2006, respectively	17,717	16,102
Retained earnings	78,760	75,928
Accumulated other comprehensive income	(3,058)	(1,659)

TOTAL SHAREHOLDER'S EQUITY	93,419	90,371
TOTAL LIABILITIES AND

SHAREHOLDERS’ EQUITY	$1,215,953	$1,215,074

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$20,170	$17,750	$39,808	$33,672
Interest on investment securities:
Taxable	1,523	1,589	3,076	3,204
Tax-exempt	558	515	1,106	990
Interest on Federal funds sold and interest-bearing deposits	12	10	18	17

Total interest income	22,263	19,864	44,008	37,883

Interest expense:
Interest on deposits	5,809	3,489	10,967	6,565
Interest on short-term borrowings	1,546	1,319	3,383	1,814
Interest on long-term borrowings	60	227	267	557
Interest on manditorily redeemable trust preferred securities	563	709	1,129	1,348

Total interest expense	7,978	5,744	15,746	10,284

Net Interest Income	14,285	14,120	28,262	27,599
Provision for loan losses	701	1,049	1,601	2,099

Net Interest Income after Provision for Loan Losses	13,584	13,071	26,661	25,500

Non-interest revenue:
Service charges on deposit accounts	1,754	1,519	3,329	2,994
Gains on investment securities available-for-sale	6	—	11	—
Other	2,986	1,327	4,395	2,421

Total other operating income	4,746	2,846	7,735	5,415

Other operating expense:
Salaries and employee benefits	4,435	3,920	9,098	8,111
Occupancy expense	1,642	1,631	3,107	3,209
Other	2,889	2,659	5,745	5,239

Total other operating expenses	8,966	8,210	17,950	16,559

Income before income taxes	9,364	7,707	16,446	14,356
Provision for income taxes	3,309	2,608	5,638	4,807

Net Income	$6,055	$5,099	$10,808	$9,549

PER SHARE DATA
Book value	$9.64	$8.56	$9.64	$8.56
Cash dividends	$0.15	$0.13	$0.30	$0.26
Earnings per share basic	$0.62	$0.52	$1.11	$0.98
Earnings per share diluted	$0.60	$0.50	$1.07	$0.93
Average shares outstanding, basic	9,738,048	9,764,871	9,733,862	9,758,934
Average shares outstanding, diluted	10,090,450	10,269,469	10,110,627	10,270,090

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$10,808	$9,549
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	$(11)	$—
Gain on sales of loans	(1,619)	—
Loss on disposal of fixed assets	6	—
(Gain) Loss on sale of foreclosed assets	(7)	18
Writedown on foreclosed assets	—	133
Share-based compensation expense	188	187
Provision for loan losses	1,601	2,099
Depreciation and amortization	1,633	1,723
Net amortization on securities premiums and discounts	132	443
(Increase) Decrease in unearned net loan fees	(207)	827
Increase in cash surrender value of life insurance policies	(613)	(436)
Proceeds from sales of loans held for sale	1,167	—
Proceeds from sales of loan portfolio	11,952	—
Originations of loans held for sale	(1,152)	—
Decrease (Increase) in interest receivable and other assets	4,026	(3,238)
(Decrease) Increase in other liabilities	(54)	44
Excess tax benefit from share-based payment arrangements	(788)	(704)

Net cash provided by operating activities	27,062	10,645

Cash Flows from Investing Activities
Maturities of securities available for sale	879	2,726
Proceeds from sales/calls of securities available for sale	2,503	110
Purchases of securities available for sale	(13,645)	(17,576)
Principal paydowns on securities available for sale	11,917	13,283
Increase in loans receivable, net	(33,340)	(94,787)
Purchases of premises and equipment, net	(2,152)	(3,023)
Proceeds from sales of foreclosed assets	66	399

Net cash used in investing activities	(33,772)	(98,868)

Cash Flows from Financing Activities
Increase in deposits	55,238	15,658
Increase in federal funds purchased	23,900	25,000
(Decrease) Increase in borrowed funds	(81,400)	42,730
Increase (Decrease) in repurchase agreements	1,149	(7,776)
Proceeds from issuance of subordinated debentures	—	15,464
Cash dividends paid	(2,922)	(2,539)
Stock repurchased	(5,260)	(2,585)
Stock options exercised	845	1,164
Excess tax benefit from share-based payment arrangements	788	704

Net cash (used in) provided by financing activities	(7,662)	87,820

Decrease in cash and due from banks	(14,372)	(403)

Cash and Cash Equivalents
Beginning of period	59,015	50,147

End of period	$44,643	$49,744

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company's principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company's main source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, audit costs, and shareholder expenses will generally be paid from dividends remitted to the Company by the Bank.

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is an independent multi-community bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. We currently operate 21 full service branch offices throughout this geographic footprint. The Bank’s two newest branches opened in Delano in April 2007 and Bakersfield in February 2006. Our next branch is expected to be another branch in the city of Bakersfield, which should open in late 2007 or early 2008. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, eight offsite ATMs, and a virtual branch through which customers can open deposit accounts and submit certain loan applications online. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions as defined. FIN 48 seeks to reduce the diversity in certain recognition and measurement practices related to accounting for income taxes. We adopted FIN 48 effective January 1, 2007, and have determined that as of June 30, 2007 any uncertain tax positions that might exist are immaterial.

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

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.” The EITF has concluded that the recognition of a liability is required for the postretirement benefits provided through an endorsement split-dollar life insurance arrangement. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period. However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, we anticipate that our accrual requirement will, for the most part, be limited to the postretirement cost of insurance. The new guidance will be effective for fiscal years beginning after December 15, 2007. Transition to the new guidance requires a cumulative-effect adjustment to retained earnings at the beginning of the year of implementation, to reflect the change in accounting principle. We have engaged a consultant to review our split-dollar life insurance agreements and provide accounting assistance, and initial estimates are that this EITF guidance could result in a one-time charge to capital of about $1.1 million upon implementation on January 1, 2008, and a quarterly charge to expense of about $30,000 thereafter.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits the measurement of many financial instruments and certain other balance sheet items at fair value, in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption, balance sheet items designated for fair value accounting are marked to market through equity, and the fair value option may also be selectively applied to items acquired after the adoption date. Unrealized gains and losses on all items so designated are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), and is applied only to entire instruments and not to portions thereof. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption for 2007 is permitted if adoption occurs after the issuance of FAS 159 but within 120 days of the beginning of the fiscal year, the adopting entity has not yet issued financial statements for any interim period in 2007, and FAS 157 is simultaneously adopted. The Company has decided that neither FAS 159 nor FAS 157 will be adopted early. Furthermore, other than our investments which are currently classified as available-for-sale and are thus reported at fair value in accordance with FAS 115, we do not anticipate that fair value accounting will be applied to any balance sheet item upon adoption of FAS 159 and FAS 157 on January 1, 2008, in which case there would be no impact on our financial condition, results of operations or cash flows. However, we cannot say with certainty that such application will not occur.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2007 and 2006, cash paid for interest due on interest-bearing liabilities was $16.2 million and $10.0 million, respectively. There was $4.0 million in cash paid for income taxes during the six months ended June 30, 2007, and $3.9 million paid for income taxes during the six months ended June 30, 2006. There were two mobile homes acquired in the settlement of $76,000 in loans for the six months ended June 30, 2007, and no real estate or related assets acquired for the six months ended June 30, 2006. There were no loans made to finance the sale of other real estate for the six months ended June 30, 2007, and none for the six months ended June 30, 2006.

Note 5 – Share Based Compensation

On March 15, 2007, the Company’s Board of Directors approved a new plan, the 2007 Stock Incentive Plan, which was approved by the Company’s shareholders on May 23, 2007. Our 1998 Stock Option Plan was concurrently terminated, although 792,401 options granted and currently still outstanding under the 1998 Plan were not affected. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to Awards under the new plan is 1,500,000 shares. Further details on the new plan are provided below in Note 9 – Recent Developments. There were no stock options granted by the Company under either plan in the second quarter of 2007, although 13,000 shares were granted under the 1998 plan in the second quarter of 2006. The options granted during the second quarter of 2006 had a calculated fair value of $6.34 per share, using the following assumptions: Expected dividend yield of 2.0%; volatility of 25.7%; average risk-free interest rate of 5.09%; and expected option term of 4.8 years.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A charge of $93,000 was reflected in the Company’s income statement during the second quarter of 2007 and $87,000 was reflected during the second quarter of 2006, as pre-tax compensation expense related to outstanding and unvested stock options. For the first half, these charges amounted to $188,000 in 2007 and $187,000 in 2006.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,738,048 weighted average shares outstanding during the second quarter of 2007, and 9,764,871 during the second quarter of 2006. There were 9,733,862 weighted average shares outstanding during the first six months of 2007, and 9,758,934 during the first six months of 2006.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive transactions and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2007, the dilutive effect of options outstanding calculated under the treasury stock method totaled 352,402 and 376,765, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2006, shares totaling 504,598 and 511,156, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three- month Period Ended June 30,		For the Six- month Period Ended June 30,
	2007	2006	2007	2006
Net income	$6,055	$5,099	$10,808	$9,549
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	(2,995)	(2,620)	(2,405)	(3,122)
Less: reclassification adjustment	6	—	11	—

Pre-tax other comprehensive inc/(loss)	(3,001)	(2,620)	(2,416)	(3,122)
Less: tax impact of above	(1,262)	(1,103)	(1,016)	(1,340)

Net other comprehensive income/(loss)	(1,739)	(1,517)	(1,400)	(1,782)

Comprehensive income	$4,316	$3,582	$9,408	$7,767

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, which is necessary for us to meet the financing needs of our customers. These financial instruments consist of commitments to extend credit and to issue standby letters of credit. The Company uses the same credit policies in making commitments that it does for making loans included on the balance sheet. Commitments generally have fixed expiration dates or other termination clauses, and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, total commitment amounts do not necessarily represent future cash requirements.

The Company’s exposure to credit loss for commitments to extend credit and issue letters of credit is represented by the contractual amount of those instruments, and a $160,000 reserve for potential losses on unfunded commitments is reflected as a liability on the Company’s balance sheet at June 30, 2007. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2007	December 31, 2006
Commitments to extend credit	$224,678	$261,316
Standby letters of credit	$13,346	$17,139
Commercial letters of credit	$11,180	$11,393
Credit card commitments	$—	$39,602

Commitments to extend credit consist primarily of unfunded single-family residential construction loans, home equity lines of credit, commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification.

Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as the risk in extending unsecured loans to customers.

Note 9 – Recent Developments

On March 15, 2007, the Board of Directors of Bank of the Sierra approved the sale of the Bank’s credit card portfolio, consisting of $8.2 million in consumer card balances and $2.6 million in commercial loan balances. This decision was reached because of the financial benefits of a sale, as well as the expanded credit card options and superior service that the purchaser can provide to our customers. The sale of our Credit Card Portfolio to Elan Financial Services, a wholly owned subsidiary of U.S. Bancorp, took place effective June 1, 2007. It generated a premium on balances sold of about $1.2 million and enabled us to release the approximate $400,000 liability we had accrued for the redemption of credit card scorecard points, for a total pre-tax gain of $1.6 million. The sale also freed up the $500,000 loan loss allowance allocated to credit card balances. In projecting the impact of the sale on operating income going forward, it should be noted that we will continue to participate in a share of the interchange and interest revenue generated by credit cards issued in our name. Furthermore, we have eliminated most of the costs associated with our credit cards, including funding costs, personnel costs, servicing costs, net loan losses, and the scorecard liability accrual. With the exception of the gain on sale, the sale-related impact on pre-tax operating income has thus far been immaterial. Starting around October 2007, after the credit card servicing is transferred from the current processor to Elan, our pre-tax operating income is expected to initially increase by around $25,000 per quarter. That number should climb if customer penetration and usage levels increase as anticipated, although no assurance can be provided in that regard.

The Company’s Board of Directors also approved the 2007 Stock Incentive Plan (the “2007 Plan”) on March 15, 2007, which the Company’s shareholders approved at the Annual Shareholders Meeting on May 23, 2007. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. As noted above in Note 5 – Share Based Compensation, the maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends.

In June 2007, the Company negotiated new contracts for debit and ATM networks, as well as for processing debit and ATM transactions. While the final contracts have not yet been executed, major economic terms have been agreed upon. Based on growth expectations for debit and ATM transactions and relative to the terms of current contracts, the new contracts are expected to enhance the Company’s pre-tax income by a total of $2.9 million over five years commencing in mid-November 2007, although that amount could ultimately be significantly different than projected. For the first 12 months of the new contracts the total income enhancement is expected to be close to $450,000, of which approximately $300,000 should be from reduced non-interest expense and the remainder is expected in the form of higher non-interest revenue. Furthermore, the new contracts will allow us to implement new programs and technologies such as “debit rewards”, contactless debit cards, and improved fraud detection capabilities.

On July 19, 2007, the Board of Directors of the Company approved a $0.16 per share dividend. The dividend is payable on August 21, 2007 to shareholders of record as of August 7, 2007. The total dividend will be approximately $1.54 million and represents about 30% of second quarter consolidated core net income, which is close to the average payout ratio for all publicly-traded financial institutions during 2006. The recommended dividend meets all applicable legal and regulatory requirements for the Company.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; deferred loan origination costs, which are estimated based on an annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually based on changes in the market capitalization of the Company and for which management has determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2007 Compared to Second Quarter 2006

Net income for the quarter ended June 30, 2007 was $6.1 million compared to $5.1 million for the quarter ended June 30, 2006, an improvement of 19%. Basic and diluted earnings per share for the second quarter of 2007 were $0.62 and $0.60, compared to $0.52 and $0.50 for the second quarter of 2006. The Company’s annualized return on average equity was 25.90% and annualized return on average assets was 2.00% for the quarter ended June 30, 2007, compared to a return on equity of 24.74% and return on assets of 1.82% for the quarter ended June 30, 2006. The primary drivers behind the variance in net income are as follows:

•

The Company sold $11 million in credit card balances in June 2007, resulting in a $1.6 million pre-tax gain on sale of loans that equates to an increase of approximately $930,000 in net income. This gain added $0.09 to diluted earnings per share in the second quarter of 2007, and boosted the Company’s annualized return on average equity and return on average assets for the quarter by about 398 basis points and 31 basis points, respectively.

•

Net interest income increased by $165,000, or 1%. The percentage increase in net interest income was substantially lower than the 8% increase in average earning assets due to compression in our net interest margin, which was 38 basis points lower in the second quarter of 2007 than in the second quarter of 2006 primarily because of the relatively higher cost and higher proportion of interest-bearing liabilities.

•

The provision for loan losses was $348,000 lower in the second quarter of 2007, due primarily to the sale of $11 million of our credit card loans and the release of the associated allowance for loan losses.

•

Despite a drop in average transaction account balances, service charges on deposit accounts increased by $235,000, or 15%, due to an increase in the absolute number of deposit accounts and a higher percentage of returned item and overdraft charges collected relative to transaction account balances.

•

The expense recorded for salaries and benefits increased by $515,000, or 13%. The increase is the result of the following: lower loan volume, which resulted in a drop in the deferral of salary costs associated with successful loan originations and, by extension, led to higher salaries expense; additional salaries and benefits related to our new Delano branch; and regular annual salary adjustments.

•	An increase of $152,000 in marketing expense associated with our new deposit initiatives was the main reason for the increase in other operating expenses.

•

The Company’s tax accrual rate increased to 35.3% in the second quarter of 2007 from 33.8% in the second quarter of 2006, principally because the $1.6 million gain on sale of credit card loans is taxable at the Company’s 42% blended marginal tax rate.

First Half 2007 Compared to First Half 2006

Net income for the first six months of 2007 was $10.8 million, which is $1.3 million higher than net income for the first six months of 2006 and represents a 13% increase. Basic and diluted earnings per share were $1.11 and $1.07 for the first six months of 2007, compared to $0.98 and $0.93 for the first six months of the prior year. The Company realized an annualized return on average equity of 23.69% for the first half of 2007 and 23.62% for the first half of 2006, and achieved a return on assets for the same periods of 1.80% and 1.76%, respectively. The principal reasons for the net income variance for the first half include the following:

•

As with second quarter results, the gain on sale of credit card balances supplemented pre-tax and net income for the first half of 2007. The effect on diluted earnings per share for the first half of 2007 was the same as for the quarter, but the increase in annualized return on average equity and return on average assets for the half was substantially lower at about 204 basis points and 15 basis points, respectively.

•

Net interest income increased by $663,000, or 2%. Again, this was proportionately less than the 11% increase in average earning assets because of a 43 basis point drop in our net interest margin for the half.

•	The provision for loan losses was $498,000 lower in the first half of 2007, due to the sale of our credit card loans and slower growth in other loan categories.

•	Service charges on deposits increased by $335,000, or 11%, for the same reasons noted in the quarterly summary.

•

In addition to service charges on deposits and gains on the sale of loans, other first-half non-interest income increased by $366,000, or 15%, due to increases in credit and debit card interchange fees, dividends on Federal Home Loan Bank (FHLB) stock, and income from bank-owned life insurance (BOLI).

•	Salaries and benefits increased by $987,000, or 12%, for the same reasons outlined in the quarterly summary.

•

Occupancy expense declined by $102,000, or 3%, for the half, because of first quarter 2007 property tax refunds resulting from assessor audits, and lower depreciation expense on furniture and equipment.

•	Other non-interest expenses increased by $506,000, or 10%, due mainly to a $403,000 increase in marketing expense.

•	The tax accrual rate for the first half of 2007 was higher for the same reason outlined in the quarterly summary.

FINANCIAL CONDITION SUMMARY

June 30, 2007 relative to December 31, 2006

The Company’s total assets were $1.216 billion at June 30, 2007, an increase of only $879,000 relative to total assets of $1.215 billion at December 31, 2006. The most significant characteristics of and changes in the Company’s balance sheet during the first six months of 2007 are outlined below:

•

Net loan growth was only $21 million, or 2%, due to the sale of $11 million in credit card balances. Balance sheet growth was minimal because loan growth was largely offset by an $8 million reduction of cash and due from banks, a $6 million decline in fed funds sold, a $4 million decline in investment securities, and a $2 million drop in other assets.

•

Nonperforming assets ended the period at only $403,000, or 0.04% of gross loans plus foreclosed assets, about half the level at December 31, 2006. The Company has no subprime exposure in its loan portfolio.

•

The Company had net loan losses of $1.1 million in the first six months of 2007 compared to net losses of $903,000 in the first six months of 2006. Net charge-offs in the first half of 2007 include $168,000 attributable to a single commercial loan relationship, along with several unsecured consumer credit lines totaling over $500,000 and equity lines totaling over $200,000.

•

Total deposits increased by $55 million, or 6%, due in part to our current marketing initiative focused on consumer deposits, which increased by $20 million. Business-related deposit balances increased by $21 million, and public deposits increased by about $13 million. Overall, deposits experienced a significant shift out of non-interest demand and savings accounts and into NOW accounts, money market accounts, and time deposits. This shift contributed to our increased funding costs.

•	Because deposits grew by $55 million but total assets increased only negligibly, we were able to reduce our reliance on other borrowings by $56 million.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the second quarter, net interest income increased by $165,000, or 1%, to $14.3 million in 2007 from $14.1 million in 2006. For the first half, net interest income increased by $663,000, or 2%, to $28.3 million in 2007 from $27.6 million in 2006. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended June 30, 2007 (a) (b) (f)			For the Quarter Ended June 30, 2006 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$801	$12	6.01%	$900	$10	4.46%
Taxable	133,078	1,523	4.59%	143,797	1,589	4.43%
Non-taxable	55,428	558	6.21%	51,597	515	6.16%
Equity	10	—	0.00%	9	—	0.00%

Total Investments	189,317	2,093	5.07%	196,303	2,114	4.89%

Loans and Leases:(c)(e)
Agricultural	9,870	198	8.05%	10,412	229	8.82%
Commercial	139,190	3,335	9.61%	138,466	3,209	9.30%
Real Estate	675,770	14,744	8.75%	589,618	12,686	8.63%
Consumer	56,312	1,417	10.09%	52,826	1,247	9.47%
Consumer Credit Cards	5,736	202	14.13%	8,401	192	9.17%
Direct Financing Leases	17,259	274	6.37%	12,018	187	6.24%
Other	469	—	0.00%	455	—	0.00%

Total Loans and Leases	904,606	20,170	8.94%	812,196	17,750	8.77%

Total Interest Earning Assets(e)	1,093,923	22,263	8.27%	1,008,499	19,864	8.01%

Other Earning Assets	7,608			8,035
Non-Earning Assets	111,995			104,611

Total Assets	$1,213,526			$1,121,145

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$77,354	$73	0.38%	$69,344	$18	0.10%
Savings Accounts	59,620	78	0.52%	70,845	93	0.53%
Money Market	139,175	1,101	3.17%	126,789	669	2.12%
TDOA’s, IRA & KEOGH’s	24,226	232	3.84%	23,302	186	3.20%
Certificates of Deposit<$100,000	124,193	1,400	4.52%	89,223	763	3.43%
Certificates of Deposit>$100,000	237,329	2,925	4.94%	169,500	1,760	4.16%

Total Interest Bearing Deposits	661,897	5,809	3.52%	549,003	3,489	2.55%
Borrowed Funds:
Federal Funds Purchased	28,030	368	5.27%	15,079	186	4.95%
Repurchase Agreements	26,957	52	0.77%	23,880	38	0.64%
Short Term Borrowings	96,067	1,126	4.70%	96,493	1,095	4.55%
Long Term Borrowings	6,934	60	3.47%	30,967	227	2.94%
TRUPS	30,928	563	7.30%	33,647	709	8.45%

Total Borrowed Funds	188,916	2,169	4.61%	200,066	2,255	4.52%

Total Interest Bearing Liabilities	850,813	7,978	3.76%	749,069	5,744	3.08%

Demand Deposits	253,658			275,055

Other Liabilities	15,270			14,353

Shareholders’ Equity	93,785			82,668
Total Liabilities and Shareholders’ Equity	$1,213,526			$1,121,145

Interest Income/Interest Earning Assets			8.27%			8.01%
Interest Expense/Interest Earning Assets			2.92%			2.28%

Net Interest Income and Margin(d)		$14,285	5.35%		$14,120	5.73%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $519 thousand and $661 thousand for the quarters ended June 30, 2007 and 2006. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Similar information, only for year-to-date periods, is presented in the Average Balances and Rates table which follows.

Average Balances and Rates

(dollars in thousands, except per share data)

	Six Months Ended Ended June 30, 2007 (a) (b) (f)			Six Months Ended Ended June 30, 2006 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$703	$18	5.16%	$847	$17	4.05%
Taxable	134,712	3,076	4.60%	146,036	3,204	4.42%
Non-taxable	54,859	1,106	6.25%	49,809	990	6.17%
Equity	10	—	0.00%	10	—	0.00%

Total Investments	190,284	4,200	5.08%	196,702	4,211	4.86%

Loans and Leases:(c)(e)
Agricultural	10,946	442	8.14%	9,617	419	8.79%
Commercial	139,437	6,584	9.52%	133,452	6,096	9.21%
Real Estate	666,555	29,059	8.79%	569,104	24,000	8.50%
Consumer	56,274	2,770	9.93%	52,430	2,412	9.28%
Consumer Credit Cards	7,079	412	11.74%	8,474	414	9.85%
Direct Financing Leases	17,188	541	6.35%	10,846	331	6.15%
Other	466	—	0.00%	385	—	0.00%

Total Loans and Leases	897,945	39,808	8.94%	784,308	33,672	8.66%

Total Interest Earning Assets (e)	1,088,229	44,008	8.27%	981,010	37,883	7.90%

Other Earning Assets	8,742			6,798
Non-Earning Assets	111,818			103,545

Total Assets	$1,208,789			$1,091,353

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$72,393	$110	0.31%	$68,484	$34	0.10%
Savings Accounts	59,795	154	0.52%	70,802	184	0.52%
Money Market	132,638	2,006	3.05%	119,178	1,056	1.79%
TDOA’s, IRA & KEOGH’s	23,989	453	3.81%	22,989	344	3.02%
Certificates of Deposit<$100,000	119,952	2,674	4.50%	89,675	1,494	3.36%
Certificates of Deposit>$100,000	227,462	5,570	4.94%	171,567	3,453	4.06%

Total Interest Bearing Deposits	636,229	10,967	3.48%	542,695	6,565	2.44%
Borrowed Funds:
Federal Funds Purchased	20,554	546	5.36%	14,638	353	4.86%
Repurchase Agreements	25,698	96	0.75%	24,853	75	0.61%
Short Term Borrowings	114,393	2,741	4.83%	66,555	1,386	4.20%
Long Term Borrowings	16,912	267	3.18%	38,442	557	2.92%
TRUPS	30,928	1,129	7.36%	32,295	1,348	8.42%

Total Borrowed Funds	208,485	4,779	4.62%	176,783	3,719	4.24%

Total Interest Bearing Liabilities	844,714	15,746	3.76%	719,478	10,284	2.88%

Demand Deposits	255,877			276,144

Other Liabilities	16,198			14,217

Shareholders’ Equity	92,000			81,514
Total Liabilities and Shareholders’ Equity	$1,208,789			$1,091,353

Interest Income/Interest Earning Assets			8.27%			7.89%
Interest Expense/Interest Earning Assets			2.92%			2.11%

Net Interest Income and Margin(d)		$28,262	5.35%		$27,599	5.78%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.000 million and $1.138 million for the six months ended June 30, 2007 and 2006. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

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

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended June 30, 2007 over 2006				Six Months Ended June 30, 2007 over 2006
	Increase(decrease) due to				Increase(decrease) due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
Assets:
Investments:
Federal funds sold / Due from time	$(1)	3	—	$2	$(3)	5	(1)	1
Taxable	(119)	57	(4)	(66)	(249)	131	(10)	(128)
Non-taxable(1)	38	5	—	43	100	14	2	116
Equity	—	—	—	—	—	—	—	—

Total Investments	(82)	65	(4)	(21)	(152)	150	(9)	(11)

Loans and Leases:
Agricultural	(12)	(20)	1	(31)	58	(31)	(4)	23
Commercial	17	108	1	126	273	206	9	488
Real Estate	1,854	178	26	2,058	4,110	810	139	5,059
Consumer	82	82	6	170	177	169	12	358
Consumer Credit Cards	(61)	104	(33)	10	(68)	79	(13)	(2)
Direct Financing Leases	81	4	2	87	194	10	6	210
Other	—	—	—	—	—	—	—	—

Total Loans and Leases	1,961	456	3	2,420	4,744	1,243	149	6,136

Total Interest Earning Assets	1,879	521	(1)	2,399	4,592	1,393	140	6,125

Liabilities
Interest Bearing Deposits:
NOW	2	47	6	55	2	70	4	76
Savings Accounts	(15)	—	—	(15)	(28)	(2)	—	(30)
Money Market	65	334	33	432	119	747	84	950
TDOA’s & IRA’s	7	37	2	46	15	90	4	109
Certificates of Deposit < $100,000	299	243	95	637	504	505	171	1,180
Certificates of Deposit > $100,000	704	329	132	1,165	1,125	748	244	2,117

Total Interest Bearing Deposits	1,062	990	268	2,320	1,737	2,158	507	4,402

Borrowed Funds:
Federal Funds Purchased	160	12	10	182	143	36	14	193
Repurchase Agreements	5	8	1	14	2	18	1	21
Short Term Borrowings	(5)	36	—	31	996	209	150	1,355
Long Term Borrowings	(176)	41	(32)	(167)	(312)	50	(28)	(290)
TRUPS	(57)	(97)	8	(146)	(57)	(169)	7	(219)

Total Borrowed Funds	(73)	—	(13)	(86)	772	144	144	1,060

Total Interest Bearing Liabilities	989	990	255	2,234	2,509	2,302	651	5,462

Net Interest Margin/Income	$890	$(469)	$(256)	$165	$2,083	$(909)	$(511)	$663

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $890,000 to net interest income in the second quarter of 2007 relative to the second quarter of 2006. The positive volume variance is the result of growth in average interest-earning assets, as evident in the Average Balances and Rates table for the quarter. Average interest-earning assets were $85 million higher in the second quarter of 2007 than in the second quarter of 2006, an increase of 8%. The increase was due to growth of $92 million, or 11%, in average loan balances, partially offset by a decline of $7 million, or 4%, in average investment balances. Average non-interest assets were 10% of average total assets in the second quarters of both 2007 and 2006, although the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets declined to 30% in the second quarter of 2007 from 33% in the second quarter of 2006 due mainly to the fact that demand deposit balances were $21 million lower. This had the unfavorable effect of increasing the percentage of the Company’s assets that are funded by interest-bearing liabilities.

The volume variance was also negatively impacted by a shift in our deposit mix to higher-cost deposits. The average balance of total interest-bearing deposits increased by $113 million, or 21%, for the second quarter of 2007, with most of the increase coming in higher-cost deposit categories. For the second quarter of 2007 relative to the second quarter of 2006, time deposits were up by $104 million, or 37%, and money market accounts increased by $12 million, or 10%, while lower-cost NOW account balances increased by only $8 million, or 12%, and savings accounts fell by $11 million, or 16%. The overall growth in deposits allowed us to retire some of our costly borrowings, though, helping to soften the negative impact of the deposit shift. The average balance of borrowed funds was $11 million lower in the second quarter of 2007 than in the second quarter of 2006.

The shift in our deposit mix caused our weighted average cost of interest-bearing deposits to increase by 97 basis points for the quarterly comparison, which was the main reason for the 68 basis point increase in the cost of interest-bearing liabilities. Since the weighted average yield on earning assets increased by only 26 basis points, the higher cost of interest-bearing liabilities was the primary cause of our negative $469,000 rate variance for the quarter. The impact of the disproportionate increase in the cost of interest-bearing liabilities was mitigated somewhat by the Company’s large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. The Company’s net interest position was $259 million in the second quarter of 2006, the base period for the rate variance calculations, thus the rate increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities and had a relatively larger impact.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.35% in the second quarter of 2007 as compared to 5.73% in the second quarter of 2006, a drop of 38 basis points. During much of the intervening period the Company’s interest rate risk position was slightly asset-sensitive, meaning that all else being equal the Company’s net interest margin would typically be favorably impacted when rates are rising. While interest rates were higher in the second quarter of 2007 than in second quarter of 2006, in reality the rate increase occurred during the second quarter of 2006 and short-term rates have been relatively stable since then. This has allowed deposit rates, which typically lag when market interest rates are increasing, to begin to catch up to the increases experienced in earning asset yields when rates were rising, which contributed to the decline in our net interest margin. The drop in average non-interest bearing and lower-cost core deposits and our relatively low-margin growth during the last half of 2006 also had a negative impact.

Our net interest margin for the second quarter of 2007 would have been even lower, but strong growth in aggregate deposits and limited asset growth during 2007 allowed us to reduce our reliance on wholesale borrowings. The reduction in relatively costly borrowings in the first half of 2007 partially offset some of the negative factors noted in the previous paragraph, and helps explain our ability to maintain a fairly consistent margin since the latter part of 2006. Because of our current interest rate risk profile, the Company’s net interest margin could experience further compression in either declining or rising rate scenarios, but that negative impact will be partially offset and net interest income should continue to increase if loans and core deposits continue to grow as planned.

For the first half of 2007 relative to the first half of 2006, the favorable volume variance in net interest income was $2.1 million, while the rate variance was negative $909,000 and the variance attributable to both rate and volume was negative $511,000. As with the quarterly results, growth in earning assets had the biggest impact on the volume variance for the half. Interest-earning assets were $107 million, or 11%, higher in the first half of 2007 than in the first half of 2006. This increase was the result of growth in average loan balances totaling $114 million, or 14%, which was partially offset by a decline of $6 million, or 3%, in average investment balances. As with the quarterly comparison, a $20 million drop in demand deposits was the primary contributor to a lower ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets, which had a negative impact on the year-to-date volume variance. A shift among average interest-bearing deposits to higher-cost categories is also evident in the year-to-date numbers. The Deposit changes include an increase of $87 million, or 31%, in the average balance of relatively costly time deposits and an increase of $13 million, or 11% in average money market deposits, while NOW accounts increased by only $4 million, or 6%, and average savings deposits fell by $11 million, or 16%. The unfavorable rate variance for the first half was due to the same factors outlined for the quarterly comparison. The Company’s net interest margin for the first half of 2007 was 5.35%, a decline of 43 basis points relative to the net interest margin of 5.78% in the first half of 2006, again due to the factors delineated in the quarterly comparison.

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

For the quarter ended June 30, 2007, the Company’s provision for loan and lease losses was $348,000 lower than the amount provided in the second quarter of 2006, a drop of 33%. The specific reserve for potential losses on a certain agricultural production loan was increased during the quarter, as were reserves for balances outstanding on equity lines and unsecured credit lines, but the impact of those increases on our loan loss provision was offset by the release of the $500,000 loan loss allowance associated with credit card balances that were sold, and slower growth in other loan types. For the half, the loan loss provision was down by $498,000, or 24%, for the same reasons. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the second quarter and first half of 2007 relative to the second quarter and first half of 2006:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$1,754	36.96%	$1,519	53.37%	$3,329	43.04%	$2,994	55.29%
Other service charges, commissions & fees	1,026	21.62%	955	33.55%	1,981	25.61%	1,792	33.09%
Gains on sales of loans	1,602	33.75%	—	0.00%	1,619	20.93%	—	0.00%
Gains on called securities	6	0.13%	—	0.00%	11	0.14%	—	0.00%
Loan servicing income	3	0.06%	7	0.25%	23	0.30%	20	0.37%
Bank owned life insurance	255	5.37%	251	8.82%	613	7.92%	436	8.05%
Other	100	2.11%	114	4.01%	159	2.06%	173	3.20%

Total non-interest income	4,746	100.00%	2,846	100.00%	7,735	100.00%	5,415	100.00%
As a % of average interest-earning assets (2)		1.74%		1.13%		1.43%		1.11%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,435	49.47%	3,920	47.75%	9,098	50.68%	8,111	48.98%
Occupancy costs
Furniture & equipment	793	8.85%	814	9.92%	1,530	8.52%	1,632	9.86%
Premises	849	9.47%	817	9.95%	1,577	8.79%	1,577	9.52%
Advertising and marketing costs	446	4.97%	294	3.58%	920	5.13%	517	3.12%
Data processing costs	276	3.08%	272	3.31%	524	2.92%	510	3.08%
Deposit services costs	471	5.25%	492	5.99%	901	5.02%	938	5.66%
Loan services costs
Loan processing	27	0.30%	117	1.43%	59	0.33%	178	1.08%
Foreclosed assets	6	0.07%	4	0.05%	6	0.03%	151	0.91%
Credit card	191	2.13%	176	2.14%	342	1.91%	356	2.15%
Other operating costs
Telephone & data communications	227	2.53%	206	2.51%	449	2.50%	405	2.45%
Postage & mail	100	1.12%	53	0.65%	237	1.32%	164	0.99%
Other	327	3.65%	302	3.67%	646	3.60%	538	3.25%
Professional services costs
Legal & accounting	316	3.52%	280	3.41%	605	3.37%	541	3.27%
Other professional service	288	3.21%	284	3.46%	609	3.39%	541	3.27%
Stationery & supply costs	167	1.86%	156	1.90%	334	1.86%	335	2.02%
Sundry & tellers	47	0.52%	23	0.28%	113	0.63%	65	0.39%

Total non-interest Expense	$8,966	100.00%	$8,210	100.00%	$17,950	100.00%	$16,559	100.00%

As a % of average interest-earning assets (2)		3.29%		3.27%		3.33%		3.40%
Efficiency Ratio (1)	46.07%		47.24%		48.62%		48.99%

(1)	Tax Equivalent
(2)	Annualized

The Company’s results reflect an increase of $1.9 million, or 67%, in total other operating income for the quarter ended June 30, 2007 relative to the quarter ended June 30, 2006, mainly due to the $1.6 million pre-tax gain on sale of credit card loans in June 2007. Because of the loan sale, total other operating income increased to 1.74% of average earning assets in the second quarter of 2007 from 1.13% of average earning assets in the second quarter of 2006 despite a large increase in average earning assets. For the first half, total other operating income was $7.7 million in 2007 and $5.4 million in 2006, representing an increase of $2.3 million, or 43%. Total operating income was 1.43% of average earning assets in the first half of 2007, relative to 1.11% in the first half of 2006.

For the second quarter, service charges on deposit accounts increased by $235,000, or 15%, despite a 4% drop in average transaction account balances. For the first half, average transaction account balances were 5% lower, but service charges on deposits were up by $335,000, or 11%. The increase in service charges for both the quarter and the half are due to an increase in the number of transaction accounts resulting from current marketing initiatives and higher levels of overdraft activity. We expect that recently implemented fee increases, our planned third quarter implementation of a deposit scoring system that will allow selective increases in informal overdraft lines, and an anticipated third quarter system upgrade that will allow overdrafts on point-of-sale transactions will lead to even higher levels of deposit-related service charges in the future, although no assurance can be provided in that regard. Other service charges, commissions, and fees increased by $71,000, or 7%, in the second quarter of 2007 relative to the second quarter of 2006, and by $189,000, or 11%, for the first half of 2007 compared to the prior year. The increase for the half includes a $106,000 increase in debit card interchange fees, a $143,000 increase in dividends from FHLB stock, a $20,000 increase in rental income from operating leases, and a $170,000 increase in credit card interchange fees. The favorable variances for the half were partially offset by a $45,000 decline in fees on currency orders and a $169,000 drop in bill-pay income, which has declined since the ability to pay bills online is now offered free on all accounts for competitive reasons. Going forward, the approximate $200,000 per quarter recently recognized as income for credit card interchange fees is anticipated to fall to about $60,000 per quarter due to the sale of the credit card portfolio, although associated expenses will also decline.

Bank-owned life insurance (BOLI) income increased by $4,000, or 2%, in the second quarter of 2007 relative to the second quarter of 2006, and by $177,000, or 41%, for the first half of 2007 compared to the first half of 2006. At June 30, 2007 the Company had $25.5 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition, as of June 30, 2007 the Company had $1.8 million invested in “separate account” BOLI used to hedge deferred compensation arrangements for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. The increase in BOLI income for the first half of 2007 in comparison to the prior year is due mainly to income from an additional $6 million investment in general account BOLI made in December 2006. This also impacted BOLI income for the second quarter of 2007, although the increase was offset by lower returns on separate account BOLI for the second quarter relative to the prior year.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income fell by $14,000, or 12%, for the second quarter, and by $14,000, or 8%, for the half, due mainly to lower ICA income.

Total operating expense (non-interest expense) was $9.0 million for the quarter ended June 30, 2007, an increase of $756,000, or 9%, relative to total operating expense for the same period in 2006. Non-interest expenses rose slightly to 3.29% of average earning assets for the second quarter of 2007 from 3.27% in the second quarter of 2006. For the first half of 2007, total non-interest expense was $1.4 million higher than in the first half of 2006, an increase of 8%. Total non-interest expense fell slightly to 3.33% of average earning assets in the first half of 2007, from 3.40% in the first half of 2006.

The largest component of non-interest expense, salaries and employee benefits, increased by $515,000, or 13%, for the second quarter of 2007 relative to the second quarter of 2006, and by $987,000, or 12%, for the first half of 2007 compared to the first half of 2006. The increase was primarily due to a drop in salaries deferred and amortized as an adjustment to loan yields pursuant to FAS 91, which were down by $349,000 for the quarter and by $560,000 for the half as the result of weakening loan origination activity. Regular annual increases and employee salaries for the new Delano branch also contributed to the increase in salaries. The cost of benefits actually fell by $38,000, or 4%, in the second quarter of 2007 relative to the second quarter of 2006, and increased by only $2,000 for the half. The favorable trend in benefits is due mainly to declining workers compensation insurance premiums, and deferred compensation expense fluctuations which mirrored the drop in separate account BOLI income. Because of their relatively large combined increase, salaries and benefits rose to 49.5% of total non-interest expense for the second quarter of 2007 from 47.8% in the second quarter of 2006, and to 50.7% of total non-interest expense for the first half of 2007 from 49.0% in the first half of 2006.

Aggregate occupancy expense was up by a minimal $11,000 for the second quarter, and fell by $102,000, or 3%, for the first half of 2007 relative to the prior year. The decline for the half was due to approximately $80,000 in one-time property tax refunds received in the first quarter of 2007 pursuant to property valuation audits, along with a drop in depreciation on furniture and equipment. Occupancy expense was 18.3% of total non-interest expense for the second quarter of 2007, down from 19.9% for the second quarter of 2006, and was 17.3% of total non-interest expense for the first half of 2007 as compared to 19.4% in the first half of 2006.

Advertising and marketing expenses increased by $152,000, or 52%, for the quarter, and by $403,000, or 78% for the half, because of costs associated with our high-performance checking initiative targeting consumer deposits (explained further below, in the “Deposits” section), which was implemented at the beginning of 2007. The same level of marketing expense is likely to continue through the third quarter, but marketing expenses are expected to increase by around $60,000 per quarter commencing in the fourth quarter of 2007 when a similar high-performance checking initiative is instituted for business accounts.

Other notable changes in non-interest expenses for the quarter include deposit services costs, loan processing costs, telecommunications expense, postage, and operational charge-offs included in “sundry and tellers”. Deposit services costs declined by $21,000, or 4%, mainly because Federal Reserve Bank service charges and courier costs have gone down as the result of our transition to Endpoint Exchange, which allows us to submit electronic images of checks drawn on other banks for collection rather than send the physical checks. Loan processing costs are down because of lower costs associated with lending activities, while telephone and data communications costs increased due to system enhancements implemented to ensure a higher level of service. The increase in postage expense is related to our current marketing initiatives, which include direct-mail campaigns, and legal costs increased primarily because of costs associated with our proxy statement and annual meeting in 2007. Operational charge-offs, including debit card losses and losses related to other fraudulent deposit activities, more than doubled in the second quarter of 2007 relative to 2006, increasing to $47,000. We are hopeful that enhanced fraud detection systems currently in process of installation will help keep future losses to a minimum.

Significant changes in first half expenses include the categories discussed in the previous paragraph, primarily for the same reasons, and also include changes in costs associated with foreclosed assets, other operating costs, and other professional services costs. Foreclosed asset costs declined because of the write-down of other real estate owned (OREO) in the first quarter of 2006. The “other” category under “other operating costs” is up by $108,000, or 20%, for the first half of 2007 compared to the first half of 2006, due mainly to higher depreciation expense on operating leases and higher education and training costs in the first quarter of 2007. An increase of $53,000 in directors’ costs is the principal reason for the increase in other professional services expenses for the half.

Expenses associated with our credit card portfolio totaled $191,000 in the second quarter of 2007 and $342,000 in the first half of 2007. With the sale of the credit card portfolio on June 1, 2007 it is expected that these expenses will be phased out, although we could continue to incur a minimal level of expense until the cards are completely converted from their current processor in September, 2007.

Because of the impact of revenue from the sale of the credit card portfolio on other operating income, the Company’s tax-equivalent overhead efficiency ratio fell to 46.07% for the second quarter of 2007 from 47.24% for the second quarter of 2006 and to 48.62% for the first half of 2007 from 48.99% for the first half of 2006. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax provision totaled $3.3 million, or 35.3% of pre-tax income for the second quarter of 2007, and $2.6 million, or 33.8% of pre-tax income for the second quarter of 2006. For the first half, the provision for income taxes increased to $5.6 million, or 34.3% of pre-tax income in 2007, from $4.8 million, or 33.5% of pre-tax income in the first half of 2006. The increase in the tax accrual rate for both the quarter and the half is principally because the $1.6 million gain on the sale of loans is taxable at our marginal blended tax rate of 42%.

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

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2007		December 31, 2006
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$799	$795	$501	$496
US Gov’t agencies	19,591	19,279	18,035	17,879
Mortgage-backed securities	115,475	111,278	121,204	118,175
State & political subdivisions	55,487	54,716	53,387	53,713
Other equity securities	6	13	6	9

Total Investment Securities	$191,358	$186,081	$193,133	$190,272

The fair market value (which, for the Company, is the carrying value) of the investment portfolio declined by $4 million, or 2%, during the first half of 2007. Approximately $54 million of the portfolio total at June 30, 2007 represents remaining balances from the $100 million leverage strategy implemented in April 2004. The leverage balances are funded in part by $27 million in fixed-rate FHLB borrowings obtained at the commencement of the leverage strategy, of which $5 million is currently classified as long term and $22 million is classified as short term. Short-term FHLB borrowings that are rolled over every 30 to 60 days make up the difference.

During the first six months of 2007, mortgage-backed securities declined by $7 million due primarily to prepayments associated with the leverage strategy portfolio. The balance of municipal bonds increased by $1 million as the Company has taken advantage of relative value in that sector, and US Government agency bonds were increased by $1 million for pledging purposes. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $168 million at June 30, 2007, and $166 million at December 31, 2006. There were $277,000 in fed funds sold at June 30, 2007 and $6.3 million at December 31, 2006, and the Company’s investment in the time deposits of other banks totaled $80,000 at June 30, 2007 and December 31, 2006. Aggregate investments were 15% of total assets at June 30, 2007 and 16% at December 31, 2006.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $909 million at the end of June 2007. This represents an increase of $21 million, or 2%, since December 31, 2006. Based on a general slowdown in construction and real estate development in our service areas, we currently expect that the Company’s lending activity could decline somewhat in the remaining two quarters of the year.

The Company has no subprime exposure in its loan portfolio. However, approximately $8 million in residential mortgage loans and $14 million in residential construction loan balances and commitments are “stated income” loans, which can be viewed as riskier than loans for which full documentation is provided. To help mitigate this perceived risk, our mortgage loans are underwritten at an average 70% loan to value ratio, and our construction loans usually have a loan to value ratio of 80% or less at inception. Furthermore, our conservative underwriting standards help provide assurance that the borrowers on these loans are legitimate, creditworthy borrowers.

A comparative schedule of the distribution of the Company’s loans at June 30, 2007 and December 31, 2006, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30 2007	December 31 2006
Agricultural	$9,828	$13,193
Commercial and industrial	116,763	113,644
Real Estate:
Secured by commercial/professional office
Properties including construction and development	453,733	420,973
Secured by residential properties	181,636	177,448
Secured by farmland	49,909	53,668

Total Real Estate	685,278	652,089
Small Business Administration loans	21,946	25,946
Consumer loans	55,513	54,568
Consumer Credit Cards	—	8,418
Direct Financing Leases	20,119	20,150

Total Loans and Leases	$909,447	$888,008

Percentage of Total Loans and Leases
Agricultural	1.08%	1.49%
Commercial and industrial	12.84%	12.80%
Real Estate:
Secured by commercial/professional office
Properties including construction and development	49.89%	47.41%
Secured by residential properties	19.97%	19.98%
Secured by farmland	5.49%	6.04%

Total Real Estate	75.35%	73.43%
Small Business Administration loans	2.41%	2.92%
Consumer loans	6.11%	6.14%
Consumer Credit cards	0.00%	0.95%
Direct Financing Leases	2.21%	2.27%

Total	100.00%	100.00%

As shown above, the sale of our credit card portfolio in June 2007 reduced consumer credit card balances to zero by the end of the first half. The loans that were sold also included about $3 million in balances outstanding on business credit cards that were classified as commercial loans, which had a negative impact on growth in commercial and industrial loans for the half. Commercial loans increased by $3 million, or 3%, but would have increased by $6 million, or 5%, if not for the sale of the credit card portfolio. The growth in commercial loans was offset by SBA loans, which fell by $4 million, or 15%.

The majority of the first half growth in our loan portfolio was in commercial real estate loans, which increased by $33 million, or 8%. Commercial real estate loans increased to almost 50% of total loans at June 30, 2007, from 47% at December 31, 2006. Real estate loans secured by residential properties increased by $4 million, or 2%, with almost all of that growth coming in the first quarter. The increase for residential real estate loans was centered in relatively low loan-to-value mortgage loans rather than in equity lines, which actually declined by $4 million. Loans secured by farmland also dropped by $4 million, or 7%. Agricultural production loans were down by $3 million, or 26%, primarily due to a paydown on a potential problem credit, although outstanding balances on that relationship still total close to $9 million and are expected to increase to $11 million by the fourth quarter of 2007 due to their cyclical nature. That borrower is currently paying as agreed, although no guarantee can be provided that we will continue to receive the timely payment of principal and interest.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and agricultural mortgage loans. The balance of loans serviced for others, including participations sold, was $13 million as of June 30, 2007 as compared to $17 million at December 31, 2006, a fairly significant drop due to a pay-down on a large agricultural mortgage loan.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $225 million at June 30, 2007 as compared to $301 million at December 31, 2006, although it is expected that not all of these commitments will ultimately be drawn down. The drop in unused commitments is due to the elimination of $40 million in unutilized credit card lines and the slowdown in construction lending. Unused commitments represented approximately 25% of gross loans outstanding at June 30, 2007, and 34% as of December 31, 2006. In addition to unused loan commitments, the Company had letters of credit totaling $25 million at June 30, 2007 and $29 million at December 31, 2006. This represents 10% of total commitments as of June 30, 2007 and 9% at December 31, 2006.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); restructured loans where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and foreclosed assets, including OREO. Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only when cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s nonperforming assets:

Non-performing Assets

(dollars in thousands, unaudited)

	June 30 2007	December 31 2006	June 30 2006
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	—	370	488
Real Estate
Secured by commercial/professional office properties including construction and development	—	—	—
Secured by residential properties	228	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	228	—	—
Small Business Administration loans	96	262	238
Consumer loans	79	57	9
Consumer credit cards	—	—	2
Direct financing leases	—	—	—

SUBTOTAL	$403	$689	$737

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Real Estate
Secured by commercial/professional office properties including construction and development	—	—	—
Secured by residential properties	—	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	—	—	—
Small Business Administration loans	—	—	—
Consumer loans	—	—	—
Consumer credit cards	—	—	—
Direct financing leases	—	—	—

SUBTOTAL	—	—	—

TOTAL NONPERFORMING LOANS	403	689	737

Foreclosed assets	—	—	—

Total nonperforming assets	$403	$689	$737

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.04%	0.08%	0.09%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.04%	0.08%	0.09%

Total nonperforming assets were $403,000 at June 30, 2007 relative to $689,000 at December 31, 2006, a drop of $286,000 or 42%. Non-accruing commercial loans declined by $370,000, to zero at June 30, 2007, as the result of a commercial loan that was charged-off in the first quarter of 2007, although approximately $202,000 of the charged-off balance was recovered in the second quarter. The $228,000 increase in residential real estate loans on non-accrual consists of residential equity lines for which repayment has become uncertain. Approximately $82,000 of the June 30, 2007 total nonperforming balance in the table above is guaranteed by the U.S. Government, and an additional $228,000 is secured by real estate.

Nonperforming assets were 0.04% of total gross loans and leases plus foreclosed assets at June 30, 2007 and 0.08% at December 31, 2006, down from 0.09% at June 30, 2006. While our current balance of nonperforming assets is quite low relative to levels seen in years past, we recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management's evaluation of known and inherent risks in the Company’s loan portfolio. At June 30, 2007 the allowance for loan and lease losses was $12.1 million, or 1.33% of gross loans, as compared to the $11.6 million allowance at December 31, 2006 which was 1.30% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at June 30, 2007.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, fluctuations in nonperforming loan balances, the rate of loan portfolio growth, and other factors. Quantitative factors also incorporate known information about individual loans, including a borrower’s sensitivity to interest rate movements or other quantifiable external factors such as commodity prices or acts of nature (freezes, earthquakes, fires, etc.).

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examinations, and model imprecision are additional qualitative factors that are considered.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended June 30,		For the Six-Month Period Ended June 30,		For the Year Ended Dec 31,
	2007	2006	2007	2006	2006
Balances:
Average gross loans and leases outstanding during period	$904,606	$812,196	$897,945	$784,308	$824,041

Gross loans and leases outstanding at end of period	$909,447	$835,244	$909,447	$835,244	$888,008

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,612	$10,297	$11,579	$9,330	$9,330
Provision charged to expense	701	1,049	1,601	2,099	3,851
Charge-offs
Agricultural	—	—	15	—	—
Commercial & industrial loans(1)	14	623	477	708	1,301
Real estate loans	250	—	250	—	—
Consumer loans	117	201	538	301	571
Credit card loans	75	136	139	217	344
Direct Financing Leases	—	—	—	4	4
Overdrafts	90	86	137	130	213

Total	546	1,046	1,556	1,360	2,433

Recoveries
Agricultural	—	—	—	2	5
Commercial & industrial loans(1)	255	69	361	196	439
Real estate loans	43	—	47	—	—
Consumer loans	8	119	18	193	253
Credit card loans	18	25	30	39	86
Direct Financing Leases	—	—	—	—	—
Overdrafts	12	13	23	27	48

Total	336	226	479	457	831

Net loan charge offs (recoveries)	210	820	1,077	903	1,602

Balance	$12,103	$10,526	$12,103	$10,526	$11,579

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.09%	0.40%	0.24%	0.23%	0.19%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.33%	1.26%	1.33%	1.26%	1.30%
Allowance for Loan Losses to Non-Performing Loans	3003.23%	1428.22%	3003.23%	1428.22%	1680.55%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.74%	7.79%	8.90%	8.58%	13.84%
Net Loan Charge-offs to Provision for Loan Losses	29.96%	78.17%	67.27%	43.02%	41.60%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings and by the recovery of previously charged-off balances, and it is reduced by loan charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. Despite increased specific reserves on a certain agricultural production loan and increased general reserves for equity lines and unsecured credit lines, the Company’s provision for loan and lease losses was reduced by $348,000 for the second quarter of 2007 relative to the second quarter of 2006, and was $498,000 lower in the first half of 2007 than in the first half of 2006. As noted previously, the provision was lower because of the sale of the credit card portfolio and slower loan growth.

Net loan charge-offs were $610,000 lower for the quarter, and increased by $174,000 for the half. Net charge-offs declined for the quarter because of the recovery of $202,000 in previously charged-off principal on an unsecured commercial loan, and because of the charge-off of a single $400,000 commercial loan in the second quarter of the previous year. Despite the impact of these second quarter events, net charge-offs increased for the first half primarily because 2007 net charge-offs include the remaining $168,000 balance from the commercial loan that was charged off in the first quarter, as well as over $500,000 in balances on unsecured credit lines and equity lines totaling over $200,000.

The Company considers its allowance for loan and lease losses at June 30, 2007 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial future losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $44 million at June 30, 2007, compared to the $53 million balance at December 31, 2006. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically attempts to raise money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $39 million average of cash and due from banks for the first six months of 2007 was slightly lower than the $40 million average for all of 2006, despite an increase in the number of branches. Average cash balances have been well-controlled in 2007 due to close monitoring and effective management of branch cash levels, and our conversion to electronic presentment for all checks has helped reduce the level of cash items in process of collection. We expect that average cash balances will increase in the future, however, as new branches become operational and our transaction account customer base expands.

Net premises and equipment increased by $743,000, or 4%, during the first half of 2007, due to the addition of the Delano branch and the selective remodeling of certain other branches. “Other assets” declined by $2 million, because of a $4 million drop in restricted stock that was partially offset by increases in deferred taxes and the net cash surrender value of BOLI. At June 30, 2007, the largest components of other assets are $27 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), an $11 million investment in low-income housing tax credit funds, an aggregate $7 million investment in restricted stock, accrued interest receivable totaling $7 million, goodwill of about $6 million, and a net deferred tax asset of $6 million. Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000. Overall, deposits increased by $55 million, or 6%, to $924 million at June 30, 2007 from $868 million at December 31, 2006. Core deposits increased by $24 million, or 4%, during the same time period. In summary, we experienced solid growth in deposits in the first half of 2007 in spite of a challenging deposit environment, but that growth occurred in higher-rate categories than originally anticipated and existing balances also experienced some level of migration into higher-yielding accounts. Deposit growth was relatively balanced, with a $20 million increase in personal account balances and a $21 million increase in business balances. Wholesale-sourced brokered deposits increased by $5 million, with the remainder of the growth coming in public and other miscellaneous deposits.

A comparative schedule of the distribution of the Company’s deposits at June 30, 2007 and December 31, 2006, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)

	June 30 2007	December 31 2006
Demand	$244,288	$281,024
NOW	79,355	64,599
Savings	59,707	62,922
Money Market	152,263	115,266
TDOA’s & IRA’s	24,356	23,321
Time deposit < $100,000	121,510	110,233
Time deposits > $100,000	242,204	211,080

Total Deposits	$923,683	$868,445

Percentage of Total Deposits
Demand	26.45%	32.36%
NOW	8.59%	7.43%
Savings	6.46%	7.25%
Money Market	16.48%	13.27%
TDOA’s & IRA’s	2.64%	2.69%
Time deposit < $100,000	13.16%	12.69%
Time deposits > $100,000	26.22%	24.31%

Total	100.00%	100.00%

Non-interest bearing demand deposits fell by $37 million, or 13%, and represented 26% of total deposits at June 30, 2007 as compared to 32% at December 31, 2006. Most of the decline was caused by a $25 million drop in business deposits. On the other hand, business-related MMDA’s were up by $38 million, reflecting the migration of many business accounts into our relatively high-interest money market sweep account. Total MMDA’s rose to 16% of deposits at June 30, 2007 from 13% at year-end 2006, on the back of this strong growth in business deposits.

Personal non-interest bearing demand deposits fell by about $11 million during the first half, due to a shift into interest-bearing demand accounts (NOW accounts). NOW balances increased by $15 million, or 23%, as the result of migration from non-interest accounts and growth in personal accounts generated by our High Performance Checking (HPC) initiative. HPC involves a direct mail campaign advertising “totally free checking” and a free gift for new consumer checking accounts, and includes intensive training for customer-contact personnel and the modification of retail deposit offerings to better align them with market demand. We also experienced substantial growth in time deposits under $100,000, which increased by $11 million, or 10%, due primarily to growth in consumer accounts. Some of this money shifted from personal MMDA balances, which declined by $5 million, and from personal savings account balances, which dropped by $3 million. The drop in personal savings balances explains almost the entire 5% decline in aggregate savings balances.

Jumbo time deposits increased by $31 million, or 15%, due to $13 million growth in personal accounts, growth of $6 million in business accounts, a $7 million increase in public deposits, and the addition of $5 million in wholesale-sourced brokered deposits. Total time deposits, including TDOA’s and IRA’s, increased to 42% of total deposits at June 30, 2007 from 40% at the end of 2006.

Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin, and we continue to focus energy in that direction. Our recent deposit-related efforts include our HPC initiative, the implementation of remote deposit capture capabilities, and the addition of online account opening capabilities, although no assurance can be provided that these efforts will have the desired impact on core deposit growth.

Information concerning average balances and rates paid on deposits by deposit type for the three months and six months ended June 30, 2007 and June 30, 2006 is contained in the “Average Rates and Balances” tables appearing above in the section titled “Net Interest Income and Net Interest Margin.”

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreements to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities (see Capital Resources section for more information concerning our trust-preferred securities).

As of June 30, 2007, FHLB borrowings specifically linked to the leverage strategy discussed above in “Investments” comprised all of the Company’s $5 million in long-term borrowings. In addition, short-term borrowings include $22 million in fixed-rate FHLB borrowings which were obtained at the commencement of the leverage strategy. The balance of our leverage-related funding is in the form of short-term FHLB borrowings that are renewed every 30 to 60 days.

We were able to reduce short-term borrowings by $59 million, or 45%, and long-term borrowings by $22 million, or 81%, during the first six months of 2007 due to the $55 million increase in deposits, $24 million increase in fed funds purchased, and $1 million increase in repurchase agreements. The Company uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were $49 million in overnight fed funds purchased on the Company’s books as of June 30, 2007, an increase of $24 million relative to the $25 million in fed funds purchased at December 31, 2006, although overnight FHLB borrowings (included in short-term borrowings) declined by $17 million for the same time period. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $27 million at June 30, 2007, relative to their $26 million balance at the end of December 2006. In addition, the Company had $31 million in junior subordinated debentures at June 30, 2007 and December 31, 2006.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities fell by $1 million, or 7%, during the first half of 2007, due mainly to expenses that were accrued as of the end of 2006 but were subsequently paid.

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

The Company uses seven standard interest rate scenarios in conducting its simulations, namely “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% based on a 100 basis point (b.p.) shock, 10% based on a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of June 30, 2007, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	1,810	-$	717	-$	132	$31	-$	120	-$	349
% Change		-3.09%		-1.22%		-0.23%	0.05%		-0.20%		-0.60%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $717,000, or 1.22%, lower than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $120,000, or 0.20%, lower than net interest income in a flat rate scenario.

In the past, the Company has generally been asset sensitive over a one-year time frame, meaning that interest-earning assets will re-price more quickly than interest-bearing liabilities and, all else being equal, the Company’s net interest margin will be lower when short-term rates are falling and higher when short-term rates are rising. Recently, however, our interest rate risk profile has changed because more long-term fixed-rate loans have been added to our loan mix, and because we have experienced runoff in non-interest DDA’s and disproportionate growth in rate-sensitive liabilities. Our exposure to declining rates has been mitigated to some extent, but the gain in net interest income that we previously would have realized in rising rate scenarios has declined or turned negative. This has made us slightly liability-sensitive in rising rate scenarios. We would be liability-sensitive in declining rate scenarios, as well, and would thus gain net interest income, if not for the fact that some of the Company’s variable deposit rates (on NOW accounts and savings accounts, for example) are still relatively close to a natural floor of zero. If rates were to move down to a significant degree certain deposit rates would hit this floor, but earning asset yields would continue to fall and our net interest margin would likely experience significant compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. Another characteristic inherent in our interest rate risk profile was experienced recently, when rates leveled off after a period of increasing rates. Margin compression occurred since our rate-sensitive liabilities were slower to reprice than rate-sensitive assets and their cost continued to rise for a time.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$15,050	$5,193	$7,152	-$	8,873	-$	19,751	-$	30,432
% Change	7.36%	2.54%	3.50%		-4.34%		-9.66%		-14.89%

The slope of EVE changes under varying interest rate scenarios is substantially different than the slope for the Company’s net interest income simulations, due primarily to the fact that $536 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During the past year, the addition of fixed-rate loans and the shift into more rate-sensitive deposits has caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or purchase brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2007, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $35 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $17 million at June 30, 2007. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $214 million at June 30, 2007. An additional $84 million in credit is available from the Federal Home Loan Bank if the Company increases pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock.

The Company is also eligible to borrow over $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 14% and 73%, respectively, at June 30, 2007, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which are within current policy guidelines.

CAPITAL RESOURCES

At June 30, 2007, the Company had total shareholders’ equity of $93.4 million, comprised of $17.7 million in common stock, $78.8 million in retained earnings, and negative $3.1 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2006 was $90.4 million. The $3.0 million increase in shareholders’ equity during the first half of 2007 was due primarily to the addition of net earnings, less $2.9 million in dividends paid. However, it also includes a $1.8 million increase related to stock options, and a $5.3 million decrease due to the impact of shares repurchased and retired by the Company. Another factor is the $1.4 million decrease in the difference between the market value and amortized cost of investment securities (net of the tax impact), which reduced accumulated other comprehensive income by the same amount.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at June 30, 2007 were included in Tier 1 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)

	June 30, 2007	December 31, 2006	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.09%	12.98%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.88%	11.77%	6.00%
Tier 1 Leverage Ratio	10.01%	9.92%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.74%	12.49%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.54%	11.31%	6.00%
Tier 1 Leverage Ratio	9.72%	9.53%	5.00%

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission‘s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2007:

	April	May	June
Total shares purchased	0	30,000	51,300
Average per share price	N/A	$28.20	$28.11
Number of shares purchased as part of publicly announced plan or program	None	30,000	51,300
Maximum number of shares remaining for purchase under a plan or program (1)	500,000	470,000	418,700

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time. That amount was supplemented by 250,000 shares on May 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 23, 2007. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934. A total of 8,117,964 shares were represented and voting at the meeting, constituting 81.2% of the 9,713,779 issued and outstanding shares entitles to vote at the meeting. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. The Company received a nomination for director concerning Patricia Childress, but this nomination was formally withdrawn prior to the meeting. The directors noted below were elected to two-year terms. The votes tabulated were:

	Authority Given	Authority Withheld
Albert L. Berra	6,656,046	1,461,918
Vincent L. Jurkovich	6,656,267	1,461,697
Robert H. Tienken	6,656,278	1,461,686
Gordon T. Woods	6,650,148	1,467,816

There were no broker non-votes received with respect to this item.

The terms of the following directors continued after the shareholders’ meeting: Robert L. Fields, James C. Holly, and Morris A. Tharp.

The Company’s 2007 Stock Incentive Plan, as described in the Company’s Proxy Statement dated April 30, 2007, was also approved by shareholders at the 2007 annual meeting. The number of shares cast relative to the proposal to approve the 2007 Stock Incentive Plan was as follows:

For:	4,278,205
Against:	1,869,045
Abstain:	99,978

The number voting “for” represented 68.5% of the total number of shares represented and voting at the meeting with respect to the proposal. The number of broker non-votes received with respect to this item was 1,870,736.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 8, 2007	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

August 8, 2007	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer