Form 10-Q
period 2007-09-30
SIERRA BANCORP
filed 2007-11-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Common stock, no par value, 9,716,841 shares outstanding as of October 31, 2007

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2007 (unaudited)	December 31, 2006 (audited)
ASSETS
Cash and due from banks	$38,037	$52,597
Interest-bearing deposits in other banks	129	128
Federal funds sold	—	6,290

Total Cash & Cash Equivalents	38,166	59,015
Investment securities available for sale	184,557	190,272
Loans and leases:
Gross loans and leases	906,565	888,008
Allowance for loan and lease losses	(12,195)	(11,579)
Deferred loan and lease fees, net	(3,242)	(3,618)

Net Loans and Leases	891,128	872,811
Premises and equipment, net	18,612	17,978
Other assets	75,614	74,998

TOTAL ASSETS	$1,208,077	$1,215,074

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$231,831	$281,024
Interest bearing	654,748	587,421

Total Deposits	886,579	868,445
Federal funds purchased and repurchase agreements	22,923	51,003
Short-term borrowings	145,700	131,400
Long-term borrowings	5,000	27,000
Other liabilities	18,322	15,927
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,109,452	1,124,703

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,719,919 and 9,749,913 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	19,243	16,102
Retained earnings	80,829	75,928
Accumulated other comprehensive income	(1,447)	(1,659)

TOTAL SHAREHOLDER’S EQUITY	98,625	90,371
TOTAL LIABILITIES AND

SHAREHOLDERS' EQUITY	$1,208,077	$1,215,074

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$20,098	$19,046	$59,906	$52,718
Interest on investment securities:
Taxable	1,512	1,558	4,588	4,763
Tax-exempt	559	519	1,664	1,509
Interest on Federal funds sold and interest-bearing deposits	21	8	39	25

Total interest income	22,190	21,131	66,197	59,015
Interest expense:
Interest on deposits	5,968	4,314	16,935	10,879
Interest on short-term borrowings	1,542	1,686	4,925	3,500
Interest on long-term borrowings	42	212	308	768
Interest on manditorily redeemable trust preferred securities	576	971	1,705	2,320

Total interest expense	8,128	7,183	23,873	17,467
Net Interest Income	14,062	13,948	42,324	41,548
Provision for loan losses	700	1,051	2,302	3,150

Net Interest Income after Provision for Loan Losses	13,362	12,897	40,022	38,398
Non-interest revenue:
Service charges on deposit accounts	2,105	1,498	5,434	4,493
Gains on investment securities available-for-sale	2	9	14	9
Other	1,259	1,301	5,654	3,721

Total other operating income	3,366	2,808	11,102	8,223
Other operating expense:
Salaries and employee benefits	4,045	4,083	13,143	12,194
Occupancy expense	1,701	1,703	4,808	4,912
Other	3,096	2,505	8,841	7,745

Total other operating expenses	8,842	8,291	26,792	24,851

Income before income taxes	7,886	7,414	24,332	21,770
Provision for income taxes	2,616	2,512	8,254	7,319

Net Income	$5,270	$4,902	$16,078	$14,451

PER SHARE DATA
Book value	$10.15	$9.08	$10.15	$9.08
Cash dividends	$0.16	$0.14	$0.46	$0.40
Earnings per share basic	$0.54	$0.50	$1.66	$1.48
Earnings per share diluted	$0.53	$0.48	$1.60	$1.41
Average shares outstanding, basic	9,672,247	9,773,097	9,713,097	9,763,707
Average shares outstanding, diluted	10,008,463	10,288,817	10,076,118	10,276,581

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$16,078	$14,451
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	$(14)	$(9)
Gain on sales of loans	(1,619)	—
Loss on disposal of fixed assets	23	—
(Gain) Loss on sale of foreclosed assets	(7)	18
Writedown on foreclosed assets	—	133
Share-based compensation expense	245	261
Provision for loan losses	2,302	3,150
Depreciation and amortization	2,413	2,598
Net amortization on securities premiums and discounts	187	535
(Increase) Decrease in unearned net loan fees	(376)	1,000
Increase in cash surrender value of life insurance policies	(940)	(578)
Proceeds from sales of loans held for sale	1,167	—
Proceeds from sales of loan portfolio	11,952	—
Originations of loans held for sale	(1,152)	—
Decrease (Increase) in interest receivable and other assets	60	(5,986)
Increase in other liabilities	3,966	3,577
Excess tax benefit from share-based payment arrangements	(1,555)	(868)

Net cash provided by operating activities	32,730	18,282

Cash Flows from Investing Activities
Maturities of securities available for sale	3,204	4,234
Proceeds from sales/calls of securities available for sale	2,506	925
Purchases of securities available for sale	(17,873)	(22,638)
Principal paydowns on securities available for sale	18,069	20,282
Increase in loans receivable, net	(31,067)	(128,765)
Purchases of premises and equipment, net	(2,558)	(3,696)
Proceeds from sales of foreclosed assets	66	399

Net cash used in investing activities	(27,653)	(129,259)

Cash Flows from Financing Activities
Increase in deposits	18,134	15,323
(Decrease) Increase in federal funds purchased	(25,000)	25,000
(Decrease) Increase in borrowed funds	(7,700)	56,530
Decrease in repurchase agreements	(3,080)	(4,820)
Proceeds from issuance of subordinated debentures	—	15,464
Cash dividends paid	(4,466)	(3,907)
Stock repurchased	(6,992)	(2,642)
Stock options exercised	1,623	1,499
Excess tax benefit from share-based payment arrangements	1,555	868

Net cash (used in) provided by financing activities	(25,926)	103,315

Decrease in cash and due from banks	(20,849)	(7,662)
Cash and Cash Equivalents
Beginning of period	59,015	50,147

End of period	$38,166	$42,485

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”), headquartered in Porterville, California, is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s main source of income is dividends from the Bank, but the Company intends to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, audit costs, and shareholder expenses will generally be paid from dividends remitted to the Company by the Bank.

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is an independent multi-community bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. We currently operate 21 full service branch offices throughout this geographic footprint. The Bank’s two newest branches opened in Delano in March 2007 and Bakersfield in February 2006. Our next branch is expected to be another branch in the city of Bakersfield, which should open in the second quarter of 2008. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, eight offsite ATMs, and a virtual branch through which customers can open deposit accounts and submit certain loan applications online. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions as defined. FIN 48 seeks to reduce the diversity in certain recognition and measurement practices related to accounting for income taxes. We adopted FIN 48 effective January 1, 2007, and have determined that as of September 30, 2007 any uncertain tax positions that might exist are immaterial.

In February 2006, the FASB issued Statement of Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (FAS 155). FAS 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value re-measurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. FAS 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that such beneficial interests are not subject to SFAS No. 133. FAS 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities – a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. We adopted this statement effective January 1, 2007. It has not had, nor is it expected to have, a material impact on the Company’s financial condition, results of operations or cash flows.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2007 and 2006, cash paid for interest due on interest-bearing liabilities was $24.1 million and $16.2 million, respectively. There was $6.1 million in cash paid for income taxes during the nine months ended September 30, 2007, and $5.5 million paid for income taxes during the nine months ended September 30, 2006. There were two mobile homes acquired in the settlement of $76,000 in loans for the nine months ended September 30, 2007, and no real estate or related assets acquired for the nine months ended September 30, 2006. There were no loans made to finance the sale of other real estate during either of those periods.

Note 5 – Share Based Compensation

On March 15, 2007, the Company’s Board of Directors approved a new equity compensation plan, the 2007 Stock Incentive Plan (the “2007 Plan”), which was approved by the Company’s shareholders on May 23, 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although 700,061 options granted prior to the termination of the 1998 Plan were still outstanding as of September 30, 2007 and were not affected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to Awards under the 2007 Plan is 1,500,000 shares.

There were no stock options granted by the Company in the third quarter of 2007, although 15,000 shares were granted under the 1998 Plan in the third quarter of 2006. The options granted during the third quarter of 2006 had a calculated fair value of $7.07 per share using the following assumptions: Expected dividend yield of 1.8%; volatility of 25.7%; average risk-free interest rate of 4.82%; and expected weighted average option term of 4.8 years.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A charge of $57,000 was reflected in the Company’s income statement during the third quarter of 2007 and $75,000 was reflected during the third quarter of 2006, as pre-tax compensation expense related to outstanding and unvested stock options. For the first nine months, these charges amounted to $246,000 in 2007 and $262,000 in 2006.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,672,247 weighted average shares outstanding during the third quarter of 2007, and 9,773,097 during the third quarter of 2006. There were 9,713,097 weighted average shares outstanding during the first nine months of 2007, and 9,763,707 during the first nine months of 2006.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive transactions and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2007, the dilutive effect of options outstanding calculated under the treasury stock method totaled 336,216 and 363,021, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2006, shares totaling 515,720 and 512,874, respectively, were added to basic weighted average shares outstanding to calculate diluted earnings per share.

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

	For the Three-month Period Ended September 30,		For the Nine-month Period Ended September 30,
	2007	2006	2007	2006
Net income	$5,270	$4,902	$16,078	$14,451
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	2,782	2,363	378	(759)
Less: reclassification adjustment	2	9	14	9

Pre-tax other comprehensive inc/(loss)	2,780	2,354	364	(768)
Less: tax impact of above	1,169	990	153	(351)

Net other comprehensive income/(loss)	1,611	1,364	211	(417)

Comprehensive income	$6,881	$6,266	$16,289	$14,034

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

The Company’s exposure to credit loss for commitments to extend credit and issue letters of credit is represented by the contractual amount of those instruments, and a $160,000 reserve for potential losses on unfunded commitments is reflected as a liability on the Company’s balance sheet at September 30, 2007. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2007	December 31, 2006
Commitments to extend credit	$223,626	$261,316
Standby letters of credit	$9,398	$17,139
Commercial letters of credit	$10,789	$11,393
Credit card commitments	$—	$39,602

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

Note 9 – Recent Developments

On March 15, 2007, the Board of Directors of Bank of the Sierra approved the sale of the Bank’s credit card portfolio, consisting of $8.2 million in consumer card balances and $2.6 million in commercial loan balances. This decision was reached because of the financial benefits of a sale, as well as the expanded credit card options and superior service that the purchaser can provide to our customers. The sale of our Credit Card Portfolio to Elan Financial Services, a wholly owned subsidiary of U.S. Bancorp, took place effective June 1, 2007. It generated a premium on balances sold of about $1.2 million and enabled us to release the approximate $400,000 liability we had accrued for the redemption of credit card scorecard points, for a total pre-tax gain of $1.6 million. The sale also freed up the $500,000 loan loss allowance allocated to credit card balances. In projecting the impact of the sale on operating income going forward, it should be noted that we will continue to participate in a share of the interchange and interest revenue generated by credit cards issued in our name. Furthermore, we have eliminated most of the costs associated with our credit cards, including funding costs, personnel costs, servicing costs, net loan losses, and the scorecard liability accrual. With the exception of the gain on sale and conversion-related costs, the sale-related impact on pre-tax operating income has thus far been immaterial.

The Company recently entered into new contracts for debit and ATM networks, as well as for processing debit and ATM transactions. Based on growth expectations for debit and ATM transactions and relative to the terms of the previous contracts, the new contracts are expected to enhance the Company’s pre-tax income by approximately $2.9 million over five years upon conversion in mid-November 2007, although that amount could ultimately be significantly different than projected. For the 12 month period commencing in mid-November 2007, the total pre-tax income enhancement is expected to be close to $450,000, of which approximately $300,000 should be from reduced non-interest expense and the remainder should be in the form of higher non-interest revenue. The new contracts will allow us to enhance customer service by implementing new programs and technologies such as “debit rewards,” contactless debit cards, and improved fraud detection capabilities.

On October 18, 2007, the Board of Directors of the Company approved a $0.16 per share dividend. The dividend is payable on November 15, 2007 to shareholders of record as of November 1, 2007. The total dividend will be approximately $1.56 million and represents about 30% of third quarter consolidated net income, which is close to the average payout ratio for all publicly-traded financial institutions during 2006. The recommended dividend meets all applicable legal and regulatory requirements for the Company.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; deferred loan origination costs, which are estimated based on an annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually based on changes in the market capitalization of the Company and for which management has determined that no impairment exists, as discussed further in “Other Assets”; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third quarter 2007 Compared to Third quarter 2006

Net income for the quarter ended September 30, 2007 was $5.3 million compared to $4.9 million for the quarter ended September 30, 2006, an improvement of 8%. Basic and diluted earnings per share for the third quarter of 2007 were $0.54 and $0.53, respectively, compared to $0.50 and $0.48 for the third quarter of 2006. The Company’s annualized return on average equity was 22.16% and annualized return on average assets was 1.73% for the quarter ended September 30, 2007, compared to a return on equity of 22.73% and return on assets of 1.68% for the quarter ended September 30, 2006. The primary drivers behind the variance in net income are as follows:

•

Net interest income increased by $114,000, or 1%. The percentage increase in net interest income was substantially lower than the 5% increase in average earning assets due to compression in our net interest margin, which was 21 basis points lower in the third quarter of 2007 than in the third quarter of 2006 primarily because of the relatively higher cost and higher proportion of interest-bearing liabilities.

•

The provision for loan losses was $351,000 lower in the third quarter of 2007 than in the third quarter of 2006, due to the comparative lack of loan growth and a higher level of recoveries on previously charged-off loans in the third quarter of 2007.

•

Despite a slightly lower level of average transaction account balances, service charges on deposit accounts increased by $607,000, or 41%. This substantial increase in fees was due to a higher number of deposit accounts, which contributed to additional overdraft activity, and an upward adjustment in our fee structure.

•

Other non-interest revenue declined slightly, because higher income from bank-owned life insurance (BOLI) was more than offset by higher costs on an increased investment in tax credit funds and lower non-interest fees related to credit cards.

•

The expense recorded for salaries and benefits declined by $38,000, or 1%. Although there were additional salaries and benefits related to our new Delano branch along with regular annual salary adjustments, they were more than offset by an increase in salaries expense deferred for future recognition pursuant to FAS 91. The deferral increased because of a revision in our estimate of the personnel costs involved in each successfully-originated loan, pursuant to an annual review of such costs.

•

Occupancy expense was virtually unchanged, because normal inflationary increases and occupancy costs associated with the Delano branch were offset by a drop in depreciation expense on certain fixtures and equipment which became fully depreciated during the third quarter of 2007.

•

Two of the largest contributors to the $591,000, or 24%, increase in the “Other” category in Other operating expense were an increase of $125,000 in marketing expense associated with our current deposit initiatives, and an increase of $71,000 in credit card costs caused by a one-time conversion-related charge of $250,000. Other significant increases include postage related to customer compliance mailings and direct-mail marketing, consulting costs stemming from our review of electronic funds transfer contracts, and an increase in our accrual for earnings on directors’ deferred compensation balances.

•

The Company’s tax accrual rate dropped slightly to 33.2% in the third quarter of 2007 from 33.9% in the third quarter of 2006, principally because of an additional $3 million tax-credit investment commitment made in August 2007.

First Nine months of 2007 Compared to First Nine months of 2006

Net income for the first nine months of 2007 was $16.1 million, which is $1.6 million higher than net income for the first nine months of 2006 and represents an 11% increase. Basic and diluted earnings per share were $1.66 and $1.60 for the first nine months of 2007, compared to $1.48 and $1.41 for the first nine months of the prior year. The Company realized an annualized return on average equity of 23.17% for the first nine months of 2007 and 23.31% for the first nine months of 2006, and achieved a return on assets for the same periods of 1.78% and 1.74%, respectively. The principal reasons for the net income variance for the first nine months include the following:

•

The Company sold $11 million in credit card balances in June 2007, resulting in a $1.6 million pre-tax gain on sale of loans that equates to an increase of approximately $930,000 in net income. This gain added $0.10 to diluted earnings per share for the first nine months of 2007, and boosted the Company’s annualized return on average equity and return on average assets for the same period by about 125 basis points and 10 basis points, respectively.

•

Net interest income increased by $776,000, or 2%. Again, this was proportionately less than the 9% increase in average earning assets because of a 35 basis point drop in our net interest margin for the year-to-date period.

•

The provision for loan losses was $848,000 lower in the first nine months of 2007, due to the sale of our credit card loans, slower growth in other loan categories, and a higher level of recoveries in 2007.

•	Service charges on deposits increased by $941,000, or 21%, with most of the increase occurring in the third quarter for the reasons noted in the quarterly summary.

•	In addition to service charges on deposits and gains on the sale of loans, other year-to-date non-interest income increased by $340,000, or 9%, due mainly to an increase in income from BOLI.

•

Salaries and benefits increased by $949,000, or 8%, in part because salaries deferred pursuant to FAS 91 were $411,000 lower for the year-to-date period. Lower loan origination activity during most of 2007 caused the decline in the FAS 91 deferral amount, although the decline was partially offset by the aforementioned adjustment in per-loan expense deferrals in the third quarter. Costs associated with our Delano branch and regular annual salary increases also contributed to the year-to-date increase in salaries and benefits.

•

Occupancy expense declined by $104,000, or 2%, on a year-to-date basis, because increased rent and premises depreciation were more than offset by lower depreciation expense on furniture and equipment and first quarter 2007 property tax refunds resulting from re-assessments.

•

Other non-interest expenses increased by $1.1 million, or 14%, due mainly to a $528,000 increase in marketing expense. The other non-interest expense categories referenced in the quarterly comparison were also factors impacting the year-to-date variance, as was a $145,000 reduction in foreclosed asset costs stemming from a first quarter 2006 charge to write-down a foreclosed property.

•	The tax accrual rate for the first nine months of 2007 was slightly higher, because the additional income generated by the credit card loan sale is taxable at our 42% blended marginal rate.

FINANCIAL CONDITION SUMMARY

September 30, 2007 relative to December 31, 2006

The Company’s total assets were $1.208 billion at September 30, 2007, a decline of $7 million relative to total assets of $1.215 billion at December 31, 2006. The most significant characteristics of and changes in the Company’s balance sheet during the first nine months of 2007 are outlined below:

•

Total assets declined because loan growth was more than offset by a $15 million reduction in cash and due from banks, a $6 million decline in fed funds sold, and a $6 million drop in investment securities.

•

Net growth in gross loan and lease balances was only $19 million, or 2%. This relatively low growth rate was due to the sale of $11 million in credit card balances in the second quarter, and net runoff of about $3 million in the third quarter resulting from weakening loan demand.

•

Nonperforming assets ended the period at $1.2 million, or 0.14% of gross loans plus foreclosed assets. This represents an increase from $689,000 or 0.08% at December 31, 2006, but current non-performing assets are predominantly secured by real estate and are still quite low relative to levels seen in years past. The Company has no subprime exposure in its loan portfolio.

•

The Company had net loan losses of $1.7 million in the first nine months of 2007 compared to net losses of $1.6 million in the first nine months of 2006. Net loan losses in the first nine months of 2007 include $168,000 attributable to a single commercial loan relationship, along with several unsecured consumer credit lines and equity lines. Also factored in for 2007 is $828,000 in year-to-date recoveries of previously charged-off loan balances, which exceed recoveries for the same period in the prior year by $259,000.

•

Total deposits increased by $18 million, or 2%. Since wholesale-sourced brokered deposits fell by $20 million, customer deposits actually grew by $38 million and would have grown by even more if not for the temporary quarter-end loss of a single $8 million deposit. Overall, deposits experienced a significant shift out of non-interest demand and savings accounts and into NOW accounts, money market accounts, and time deposits. This shift contributed to our increased funding costs.

•	Because deposits grew yet total assets declined, we were able to reduce our reliance on other borrowings by $36 million.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the third quarter, net interest income increased by $114,000, or 1%, to $14.1 million in 2007 from $13.9 million in 2006. For the first nine months, net interest income increased by $776,000, or 2%, to $42.3 million in 2007 from $41.5 million in 2006. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual status and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual status.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended September 30, 2007 (a) (b) (f)			For the Quarter Ended September 30, 2006 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$1,443	$21	5.77%	$712	$8	4.46%
Taxable	129,871	1,512	4.62%	138,458	1,558	4.46%
Non-taxable	54,979	559	6.21%	51,375	519	6.17%
Equity	12	—	0.00%	9	—	0.00%

Total Investments	186,305	2,092	5.10%	190,554	2,085	4.92%

Loans and Leases:(c) (e)
Agricultural	10,754	222	8.19%	11,578	240	8.22%
Commercial	137,958	3,287	9.45%	140,916	3,376	9.50%
Real Estate	679,199	14,853	8.68%	616,778	13,671	8.79%
Consumer	55,938	1,480	10.50%	54,523	1,329	9.67%
Consumer Credit Cards	—	(28)	0.00%	8,383	207	9.80%
Direct Financing Leases	18,122	284	6.22%	14,371	223	6.16%
Other	957	—	0.00%	438	—	0.00%

Total Loans and Leases	902,928	20,098	8.83%	846,987	19,046	8.92%

Total Interest Earning Assets (e)	1,089,233	22,190	8.19%	1,037,541	21,131	8.19%

Other Earning Assets	6,581			8,899
Non-Earning Assets	110,511			108,606

Total Assets	$1,206,325			$1,155,046

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$79,838	$91	0.45%	$61,336	$17	0.11%
Savings Accounts	55,441	75	0.54%	67,620	90	0.53%
Money Market	146,507	1,164	3.15%	133,867	972	2.88%
TDOA’s & IRA’s	24,479	234	3.79%	24,046	214	3.53%
Certificates of Deposit<$100,000	122,663	1,394	4.51%	95,548	926	3.84%
Certificates of Deposit>$100,000	242,718	3,010	4.92%	181,563	2,095	4.58%

Total Interest Bearing Deposits	671,646	5,968	3.53%	563,980	4,314	3.03%
Borrowed Funds:
Federal Funds Purchased	24,685	346	5.56%	12,219	165	5.36%
Repurchase Agreements	20,979	38	0.72%	22,302	40	0.71%
Short Term Borrowings	99,067	1,158	4.64%	118,139	1,481	4.97%
Long Term Borrowings	5,000	42	3.33%	27,000	212	3.12%
TRUPS	30,928	576	7.39%	46,392	971	8.30%

Total Borrowed Funds	180,659	2,160	4.74%	226,052	2,869	5.04%

Total Interest Bearing Liabilities	852,305	8,128	3.78%	790,032	7,183	3.61%

Demand Deposits	242,534			263,137

Other Liabilities	17,124			16,313

Shareholders’ Equity	94,362			85,564
Total Liabilities and Shareholders’ Equity	$1,206,325			$1,155,046

Interest Income/Interest Earning Assets			8.19%			8.19%
Interest Expense/Interest Earning Assets			2.96%			2.75%

Net Interest Income and Margin(d)		$14,062	5.23%		$13,948	5.44%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $409 thousand and $709 thousand for the quarters ended September 30, 2007 and 2006. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized.

Similar information, only for year-to-date periods, is presented in the following Average Balances and Rates table:

Average Balances and Rates

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2007 (a) (b) (f)			Nine Months Ended September 30, 2006 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/ Yield	Average Balance	Income/ Expense	Average Rate/ Yield
Assets
Investments:
Federal funds sold/Due from time	$988	$39	5.28%	$843	$25	3.96%
Taxable	133,081	4,588	4.61%	143,482	4,763	4.44%
Non-taxable	54,899	1,664	6.23%	50,337	1,509	6.17%
Equity	10	—	0.00%	10	—	0.00%

Total Investments	188,978	6,291	5.08%	194,672	6,297	4.88%

Loans and Leases: (c) (e)
Agricultural	10,881	665	8.17%	10,278	659	8.57%
Commercial	138,939	9,870	9.50%	135,968	9,471	9.31%
Real Estate	670,816	43,911	8.75%	585,169	37,671	8.61%
Consumer	56,160	4,250	10.12%	53,137	3,742	9.42%
Consumer Credit Cards	4,694	384	10.94%	8,443	621	9.83%
Direct Financing Leases	17,503	826	6.31%	12,032	554	6.16%
Other	631	—	0.00%	403	—	0.00%

Total Loans and Leases	899,624	59,906	8.90%	805,430	52,718	8.75%

Total Interest Earning Assets (e)	1,088,602	66,197	8.24%	1,000,102	59,015	8.00%

Other Earning Assets	8,014			7,506
Non-Earning Assets	111,342			105,209

Total Assets	$1,207,958			$1,112,817

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$74,902	$201	0.36%	$66,075	$51	0.10%
Savings Accounts	58,328	229	0.52%	69,730	274	0.53%
Money Market	137,312	3,170	3.09%	124,128	2,028	2.18%
TDOA’s & IRA’s	24,153	687	3.80%	23,345	559	3.20%
Certificates of Deposit<$100,000	120,866	4,068	4.50%	91,654	2,420	3.53%
Certificates of Deposit>$100,000	232,603	8,580	4.93%	174,935	5,547	4.24%

Total Interest Bearing Deposits	648,164	16,935	3.49%	549,867	10,879	2.65%
Borrowed Funds:
Federal Funds Purchased	21,946	892	5.43%	13,823	518	5.01%
Repurchase Agreements	24,107	134	0.74%	23,994	115	0.64%
Short Term Borrowings	109,228	3,899	4.77%	83,938	2,867	4.57%
Long Term Borrowings	12,898	308	3.19%	34,586	768	2.97%
TRUPS	30,928	1,705	7.37%	37,046	2,320	8.37%

Total Borrowed Funds	199,107	6,938	4.66%	193,387	6,588	4.55%

Total Interest Bearing Liabilities	847,271	23,873	3.77%	743,254	17,467	3.14%

Demand Deposits	251,381			271,761

Other Liabilities	16,510			14,923

Shareholders’ Equity	92,796			82,879
Total Liabilities and Shareholders’ Equity	$1,207,958			$1,112,817

Interest Income/Interest Earning Assets			8.24%			8.00%
Interest Expense/Interest Earning Assets			2.93%			2.34%

Net Interest Income and Margin (d)		$42,324	5.31%		$41,548	5.66%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $1.409 million and $1.848 million for the nine months ended September 30, 2007 and 2006. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates (rate). Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended September 30, 2007 over 2006				Nine Months Ended September 30, 2007 over 2006
	Increase(decrease) due to				Increase(decrease) due to
	Volume	Rate	Rate/ Volume	Net	Volume	Rate	Rate/ Volume	Net
Assets:
Investments:
Federal funds sold / Due from time	$8	2	3	$13	$4	8	2	14
Taxable	(97)	54	(3)	(46)	(345)	183	(13)	(175)
Non-taxable(1)	37	3	—	40	137	17	1	155
Equity	—	—	—	—	—	—	—	—

Total Investments	(52)	59	—	7	(204)	208	(10)	(6)

Loans and Leases:
Agricultural	(17)	(1)	—	(18)	39	(31)	(2)	6
Commercial	(71)	(18)	—	(89)	207	188	4	399
Real Estate	1,384	(183)	(19)	1,182	5,513	634	93	6,240
Consumer	34	114	3	151	213	279	16	508
Consumer Credit Cards	(235)	—	—	(235)	(276)	70	(31)	(237)
Direct Financing Leases	58	2	1	61	252	14	6	272
Other	—	—	—	—	—	—	—	—

Total Loans and Leases	1,153	(86)	(15)	1,052	5,948	1,154	86	7,188

Total Interest Earning Assets	1,101	(27)	(15)	1,059	5,744	1,362	76	7,182

Liabilities
Interest Bearing Deposits:
NOW	5	53	16	74	7	126	17	150
Savings Accounts	(16)	1	—	(15)	(45)	—	—	(45)
Money Market	91	92	9	192	215	838	89	1,142
TDOA’s & IRA’s	4	16	—	20	19	105	4	128
Certificates of Deposit < $100,000	263	160	45	468	771	665	212	1,648
Certificates of Deposit > $100,000	705	157	53	915	1,829	906	298	3,033

Total Interest Bearing Deposits	1,052	479	123	1,654	2,796	2,640	620	6,056

Borrowed Funds:
Federal Funds Purchased	168	6	7	181	304	44	26	374
Repurchase Agreements	(2)	—	—	(2)	1	18	—	19
Short Term Borrowings	(239)	(100)	16	(323)	864	129	39	1,032
Long Term Borrowings	(173)	15	(12)	(170)	(482)	58	(36)	(460)
TRUPS	(324)	(107)	36	(395)	(383)	(278)	46	(615)

Total Borrowed Funds	(570)	(186)	47	(709)	304	(29)	75	350

Total Interest Bearing Liabilities	482	293	170	945	3,100	2,611	695	6,406

Net Interest Margin/Income	$619	$(320)	$(185)	$114	$2,644	$(1,249)	$(619)	$776

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $619,000 to net interest income in the third quarter of 2007 relative to the third quarter of 2006. The positive volume variance is the result of growth in average interest-earning assets, as evident in the Average Balances and Rates table for the quarter. Average interest-earning assets were $52 million higher in the third quarter of 2007 than in the third quarter of 2006, an increase of 5%. The increase was due to growth of $56 million, or 7%, in average loan balances, partially offset by a decline of $4 million, or 2%, in average investment balances. Average other earning (non-interest) assets plus non-earning assets were 10% of average total assets in the third quarters of both 2007 and 2006, although the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets declined to 29% in the third quarter of 2007 from 32% in the third quarter of 2006, due mainly to the fact that demand deposit balances were $21 million lower. This had the unfavorable effect of increasing the percentage of the Company’s assets that are funded by interest-bearing liabilities.

The volume variance was also negatively impacted by a shift in our deposit mix to higher-cost deposits. The average balance of total interest-bearing deposits increased by $108 million, or 19%, for the third quarter of 2007, with most of the increase coming in higher-cost deposit categories. For the third quarter of 2007 relative to the third quarter of 2006, average time deposits were up by $89 million, or 29%, and money market accounts increased by $13 million, or 9%, while lower-cost NOW account balances increased by $19 million, or 30%, and savings accounts fell by $12 million, or 18%. The overall growth in average deposits allowed us to retire some of our costly borrowings, though, helping to soften the negative impact of the deposit shift. The average balance of borrowed funds was $45 million lower in the third quarter of 2007 than in the third quarter of 2006, a drop of 20%.

The shift in our deposit mix caused our weighted average cost of interest-bearing deposits to increase by 50 basis points for the quarterly comparison, which was the reason for the 17 basis point increase in the cost of interest-bearing liabilities. Since the weighted average yield on earning assets was the same in both the third quarter of 2007 and the third quarter of 2006, the higher cost of interest-bearing liabilities was the cause of our negative $320,000 rate variance for the quarter.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.23% in the third quarter of 2007 as compared to 5.44% in the third quarter of 2006, a drop of 21 basis points. During much of the intervening period the Company’s interest rate risk position was slightly asset-sensitive, meaning that all else being equal the Company’s net interest margin would typically be favorably impacted when rates are rising and negatively impacted when rates decline. In reality, short-term rates were rising for a period of about two years prior to third quarter 2006, and remained relatively stable thereafter until the Federal Reserve Board approved a decrease in the fed funds rate in mid-September 2007. After rates stopped increasing in 2006, deposit rates, which typically lag when market interest rates are increasing, began to catch up to the increases experienced in earning asset yields when rates were rising. This contributed to the decline in our net interest margin. The drop in average non-interest bearing and lower-cost core deposits and our relatively low-margin growth during the last half of 2006 also had a negative impact.

Our net interest margin for the third quarter of 2007 would have been even lower, but strong growth in aggregate deposits and declining assets during 2007 allowed us to reduce our reliance on wholesale borrowings and partially offset some of the negative factors noted in the previous paragraph. Because of our current interest rate risk profile, the Company’s net interest margin could experience a short-term boost from declining rates, but would likely suffer from further compression in the longer-term under declining rate scenarios or if interest rates were to rise. That negative impact will be partially offset and net interest income should continue to increase if we are able to reverse current trends and successfully grow our loans and core deposits.

For the first nine months of 2007 relative to the first nine months of 2006, the favorable volume variance in net interest income was $2.6 million, while the rate variance was negative $1.2 million and the variance attributable to both rate and volume was negative $619,000. As with the quarterly results, growth in earning assets had the biggest impact on the volume variance for the year-to-date period. Average interest-earning assets were $89 million higher in the first nine months of 2007 than in the first nine months of 2006, an increase of 9%. This increase was the result of growth in average loan balances totaling $94 million, or 12%, which was partially offset by a decline of $6 million, or 3%, in average investment balances. As with the quarterly comparison, a $20 million drop in average demand deposits was the primary contributor to a lower ratio of average demand deposits, other liabilities, and shareholders’

equity to average assets, which had a negative impact on the year-to-date volume variance. A shift among average interest-bearing deposits to higher-cost categories is also evident in the year-to-date numbers. The deposit changes include an increase of $88 million, or 30%, in the average balance of relatively costly time deposits, and an increase of $13 million, or 11% in average money market deposits. Average NOW accounts increased by $9 million, or 13%, and savings deposits fell by $11 million, or 16%.

The unfavorable rate variance for the first nine months was due to the fact that our cost of interest-bearing liabilities increased by 63 basis points, while our yield on interest-earning assets increased by only 24 basis points. The impact of the disproportionate increase in the cost of interest-bearing liabilities was mitigated somewhat by the Company’s large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. The Company’s net interest position was $257 million in the first nine months of 2006, the base period for the rate variance calculations, thus the rate increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities and had a relatively larger impact. The Company’s net interest margin for the first nine months of 2007 was 5.31%, a decline of 35 basis points relative to the net interest margin of 5.66% in the first nine months of 2006, due to the factors delineated in the quarterly comparison.

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

Our loan loss provision was $351,000 lower for the third quarter and $848,000 lower for the year-to-date period in 2007 relative to 2006. The specific reserves for potential losses on a certain agricultural production loan were increased in 2007, and reserves have been strengthened for balances outstanding on equity lines and unsecured credit lines, but the impact of those increases on our loan loss provision was offset by the effect of a lower rate of growth in loan balances and a higher level of recoveries on previously charged-off balances in 2007. Recoveries, which are added back to the allowance for loan and lease losses and thus help reduce our need for a provision, were $349,000 for the third quarter of 2007 and $112,000 for the third quarter of 2006. Recoveries were $828,000 for the first nine months of 2007, and $569,000 for the like period in 2006. The year-to-date comparison was also affected by the release of the $500,000 loan loss allowance associated with credit card balances that were sold in the second quarter of 2007. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the third quarter and first nine months of 2007 relative to the third quarter and first nine months of 2006:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,105	62.54%	$1,498	53.35%	$5,434	48.95%	$4,493	54.64%
Other service charges, commissions & fees	798	23.71%	1,043	37.14%	2,779	25.03%	2,835	34.47%
Gains on sales of loans	(20)	-0.59%	—	0.00%	1,598	14.39%	—	0.00%
Gains on called securities	2	0.06%	9	0.32%	14	0.13%	9	0.11%
Loan servicing income	34	1.01%	25	0.89%	58	0.52%	45	0.55%
Bank owned life insurance	327	9.71%	142	5.06%	940	8.47%	578	7.03%
Other	120	3.56%	91	3.24%	279	2.51%	263	3.20%

Total non-interest income	3,366	100.00%	2,808	100.00%	11,102	100.00%	8,223	100.00%
As a % of average interest-earning assets (2)		1.23%		1.07%		1.36%		1.10%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,045	45.75%	4,083	49.25%	13,143	49.06%	12,194	49.07%
Occupancy costs
Furniture & equipment	742	8.39%	803	9.68%	2,273	8.48%	2,435	9.80%
Premises	959	10.85%	900	10.85%	2,535	9.46%	2,477	9.96%
Advertising and marketing costs	415	4.69%	290	3.50%	1,335	4.98%	807	3.25%
Data processing costs	312	3.53%	305	3.68%	836	3.12%	816	3.28%
Deposit services costs	515	5.82%	436	5.26%	1,416	5.29%	1,374	5.53%
Loan services costs
Loan processing	75	0.85%	37	0.45%	135	0.50%	216	0.87%
Foreclosed assets	1	0.01%	1	0.01%	6	0.02%	151	0.61%
Credit card	249	2.82%	178	2.15%	591	2.21%	534	2.15%
Other operating costs
Telephone & data communications	214	2.42%	207	2.50%	664	2.48%	612	2.46%
Postage & mail	143	1.62%	86	1.04%	380	1.42%	250	1.01%
Other	253	2.86%	264	3.18%	898	3.35%	802	3.23%
Professional services costs
Legal & accounting	322	3.64%	324	3.91%	927	3.46%	865	3.48%
Other professional service	364	4.12%	217	2.62%	973	3.63%	758	3.05%
Stationery & supply costs	155	1.75%	138	1.66%	489	1.83%	472	1.90%
Sundry & tellers	78	0.88%	22	0.26%	191	0.71%	88	0.35%

Total non-interest Expense	$8,842	100.00%	$8,291	100.00%	$26,792	100.00%	$24,851	100.00%

As a % of average interest-earning assets (2)		3.22%		3.17%		3.29%		3.32%
Efficiency Ratio (1)	49.38%		48.53%		48.87%		48.84%

(1)	Tax Equivalent
(2)	Annualized

The Company’s results reflect an increase of $558,000, or 20%, in total other operating income for the quarter ended September 30, 2007 relative to the quarter ended September 30, 2006, due mainly to an increase in overdraft and returned item charges as reflected in service charges on deposits. Total other operating income increased to an annualized 1.23% of average earning assets in the third quarter of 2007, from 1.07% of average earning assets in the third quarter of 2006. For the first nine months, total other operating income was $11.1 million in 2007 and $8.2 million in 2006, representing an increase of $2.9 million, or 35%. Much of the year-to-date increase came from the $1.6 million gain on sale of credit card loans that was recognized in the second quarter of 2007, although an increase in service charges on deposits was also a major contributor. Total operating income was an annualized 1.36% of average earning assets in the first nine months of 2007, relative to 1.10% in the first nine months of 2006.

For the third quarter, service charges on deposit accounts increased by $607,000, or 41%, despite a 1% drop in average transaction account balances. For the first nine months, average transaction account balances were 3% lower, but service charges on deposits were up by $941,000, or 21%. The increase in service charges for both the quarter and year-to-date are due in part to an increase in the number of transaction accounts resulting from current marketing initiatives, and higher levels of overdraft activity. At September 30, 2007, the Company had 43,000 deposit accounts that are considered to be transaction accounts (demand deposit and NOW accounts), a 19% increase relative to the number of transaction accounts at September 30, 2006. Recently implemented fee increases and a system upgrade that allows overdrafts on point-of-sale transactions also contributed to the increase in service charges on deposits. We expect that our planned fourth quarter implementation of a deposit scoring system, which allows selective increases in informal overdraft lines and helps minimize our exposure to higher-risk accounts, will lead to even higher levels of deposit-related service charges in the future, although no assurance can be provided in that regard.

Other service charges, commissions, and fees declined by $245,000, or 23%, for the third quarter of 2007 relative to the third quarter of 2006, and by $56,000, or 2%, for the first nine months of 2007 compared to the prior year. The quarterly decline includes the following significant changes: an increase of $118,000 in costs associated with our tax credit investments (reflected as a reduction of income), due in part to an additional $3 million investment commitment made in August 2007; a $207,000 drop in credit card revenue, which is now limited to interchange and interest sharing arrangements subsequent to the sale of our credit card portfolio; and increases of $72,000 and $54,000, respectively, in interchange fees from point-of-sale transactions and operating lease rental income. With new contracts and processing arrangements in the electronic funds transfer (EFT) arena commencing in early November 2007, both the revenue and expense associated with ATM and point-of-sale transactions should be favorably impacted going forward, as discussed in Note 9 to the financial statements.

The year-to-date decline in other service charges, commissions, and fees includes a $184,000 decline in credit card revenue and a $150,000 increase in tax credit investment costs, which were offset by a $178,000 increase in point-of-sale interchange fees, a $141,000 increase in dividends on Federal Home Loan Bank (FHLB) stock, and a $73,000 increase in operating lease income. Numerous other miscellaneous fluctuations make up the difference.

Bank-owned life insurance (BOLI) income increased by $185,000, or 130%, in the third quarter of 2007 relative to the third quarter of 2006, and by $362,000, or 63%, for the first nine months of 2007 compared to the first nine months of 2006. At September 30, 2007 the Company had $25.8 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition, as of September 30, 2007 the Company had $1.9 million invested in “separate account” BOLI, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Part of the increase in BOLI income for the third quarter of 2007 is due to income from an additional $6 million investment in general account BOLI made in December 2006, but the majority is from a $123,000 increase in income on separate account BOLI. The year-to-date increase is from a $131,000 boost in returns on separate account BOLI, plus income from the additional investment in general account BOLI.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income increased by $29,000, or 32%, for the third quarter, and by $16,000, or 6%, for the year-to-date comparison, due mainly to higher ICA income.

Total operating expense (non-interest expense) was $8.8 million for the quarter ended September 30, 2007, an increase of $551,000, or 7%, relative to total operating expense for the same period in 2006. Non-interest expenses rose slightly to an annualized 3.22% of average earning assets for the third quarter of 2007 from 3.17% in the third quarter of 2006. For the first nine months of 2007, total non-interest expense was $1.9 million higher than in the first nine months of 2006, an increase of 8%. Total non-interest expense fell slightly to an annualized 3.29% of average earning assets in the first nine months of 2007, from 3.32% in the first nine months of 2006.

The largest component of non-interest expense, salaries and employee benefits, fell by $38,000, or 1%, for the third quarter of 2007 relative to the third quarter of 2006, and was up by $949,000, or 8%, for the first nine months of 2007 compared to the first nine months of 2006. Both the quarterly decline and the year-to-date increase were significantly affected by fluctuations in salaries attributed to successful loan originations, which are deferred from current expense and amortized as an adjustment to loan yields pursuant to FAS 91. FAS 91 deferrals increased by $149,000 for the quarter because of a revision in our estimate of the personnel costs involved in each successfully-originated loan, pursuant to an annual review of such costs in August 2007. The third quarter increase in deferred salaries was not large enough to offset the year-to-date impact of declining loan origination activity, however, and FAS 91 deferrals thus show a reduction of $411,000 for the nine months ended September 30, 2007 relative to the same period last year. Regular annual salary increases and employee costs for the new Delano branch also impacted both third quarter and year-to-date personnel costs. The cost of benefits increased by $45,000, or 5%, in the third quarter of 2007 relative to the third quarter of 2006, and increased by $46,000, or 1%, on a year-to-date basis. Benefits would have actually declined for both the third quarter and year-to-date comparisons, if not for increases of $70,000 and $71,000, respectively, in third quarter and year-to-date deferred compensation expense. These deferred compensation increases are roughly offset by increases in separate account BOLI income plus related changes in deferred taxes. Factoring out deferred compensation charges, the favorable trend in benefits is due mainly to declining workers compensation insurance premiums, which were down by $17,000 for the third quarter and by $113,000 for the first nine months of 2007 relative to the same periods in 2006. Salaries and benefits fell to 45.8% of total non-interest expense for the third quarter of 2007 from 49.3% in the third quarter of 2006, and was 49.1% of total non-interest expense for the first nine months of 2007 and 2006.

Aggregate occupancy expense was about the same for the third quarter of 2007 compared to 2006, and fell by $104,000, or 2%, for the first nine months of 2007 relative to the prior year. We experienced typical inflationary increases in rent and other occupancy costs in both the third quarter and first nine months of 2007, along with costs associated with our Delano branch which opened in March 2007. However, these increases were offset by lower furniture and equipment depreciation, which was down by $110,000 for the quarterly comparison and by $255,000 for the year-to-date comparison because of some equipment and large fixtures which became fully depreciated. The year-to-date decline also includes a $102,000 drop in property taxes which resulted from one-time property tax refunds received in the first quarter of 2007 pursuant to re-assessments. Occupancy expense was 19.2% of total non-interest expense for the third quarter of 2007, down from 20.5% for the third quarter of 2006, and was 18.0% of total non-interest expense for the first nine months of 2007 as compared to 19.8% in the first nine months of 2006.

Advertising and marketing expenses increased by $125,000, or 43%, for the quarter, and by $528,000, or 65% for the year-to-date period, because of costs associated with our high-performance checking initiative targeting consumer deposits (explained further below, in the “Deposits” section), which was implemented at the beginning of 2007. Marketing expenses are expected to increase by around $60,000 per quarter commencing in November 2007, when a similar high-performance checking initiative is instituted for business accounts.

Other notable changes in non-interest expenses for the quarter include deposit services costs, credit card costs, postage, directors’ deferred compensation and EFT contract review expenses included in “other professional services”, and operational charge-offs included in “sundry and tellers”. Deposit services costs were up by $79,000, or 18%, mainly because of a $40,000 increase in ATM network costs, although those costs should start to decline in November 2007 as the terms of our new EFT contracts commence. Credit card costs would have been completely eliminated in the third quarter of 2007 if not for a $249,000 conversion fee related to the sale of our credit card portfolio. Our accrual for earnings on deferred compensation balances for select directors increased by $94,000 in the third quarter, although, as noted in the discussion on salaries and benefits, deferred compensation increases are offset by increases in separate account BOLI income plus related changes in deferred taxes. EFT contract review expenses are one-time consulting costs which added about $95,000 to other professional services expense for the quarter. The increase in postage expense of $57,000, or 66%, is related to our current direct-mail marketing initiatives and the cost of mailing certain mandatory compliance notices to our customers. Operational charge-offs, including debit card losses and losses related to other fraudulent deposit activities, more than tripled in the third quarter of 2007 relative to 2006, increasing to $78,000. We are hopeful that a deposit scoring system and an enhanced fraud detection system currently in process of installation will help keep future losses to a minimum.

Significant changes in other year-to-date expenses consist of many of the fluctuations discussed in the previous paragraph, and also include changes in costs associated with foreclosed assets, other operating costs, and legal costs. Credit card costs were up by $57,000, or 11%, postage increased by $130,000, or 52%, and other professional services expense escalated by $215,000, or 28%, all for the same reasons outlined in the comparative third quarter discussion. Foreclosed asset costs declined because of the write-down of other real estate owned (OREO) in the first quarter of 2006. The “other” category under “other operating costs” is up by $96,000, or 12%, for the first nine months of 2007 compared to the first nine months of 2006, due mainly to higher depreciation expense on operating leases and higher education and training costs in the first quarter of 2007. Comprising most of the $62,000 increase in “legal & accounting,” legal costs increased by $51,000, or 22%, primarily because of additional costs associated with our proxy statement and annual meeting in 2007.

Since net interest plus non-interest income increased by 4% but non-interest expense increased by 7%, the Company’s tax-equivalent overhead efficiency ratio increased to 49.38% for the third quarter of 2007 from 48.53% for the third quarter of 2006. Because of the impact of revenue from the sale of our credit card portfolio in the second quarter of 2007, our year-to-date overhead efficiency ratio of 48.87% for 2007 was almost identical to the ratio of 48.84% achieved for the first nine months of 2006. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary income and expenses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax provision totaled $2.6 million, or 33.2% of pre-tax income for the third quarter of 2007, and $2.5 million, or 33.9% of pre-tax income for the third quarter of 2006. The primary reason for the declining tax accrual rate is a $3 million tax credit investment committed to in August 2007. Year-to-date, the provision for income taxes increased to $8.3 million, or 33.9% of pre-tax income in 2007, from $7.3 million, or 33.6% of pre-tax income in the first nine months of 2006. The increase in the tax accrual rate for the year-to-date comparison is principally because the $1.6 million gain on sale of loans is taxable at our marginal blended tax rate of 42%.

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

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2007		December 31, 2006
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$499	$502	$501	$496
US Gov’t agencies	19,602	19,607	18,035	17,879
Mortgage-backed securities	111,088	108,623	121,204	118,175
State & political subdivisions	55,859	55,814	53,387	53,713
Other equity securities	6	11	6	9

Total Investment Securities	$187,054	$184,557	$193,133	$190,272

The fair market value (which, for the Company, is the carrying value) of the investment portfolio declined by $6 million, or 3%, during the first nine months of 2007. Approximately $51 million of the portfolio total at September 30, 2007 represents remaining balances from the $100 million leverage strategy implemented in April 2004. The leverage balances are funded in part by $27 million in fixed-rate FHLB borrowings obtained at the commencement of the leverage strategy, of which $5 million is currently classified as long term and $22 million represents balances that mature in April 2008. Short-term FHLB borrowings that are rolled over every 30 to 60 days make up the difference.

During the first nine months of 2007, mortgage-backed securities declined by $10 million due primarily to prepayments associated with the leverage strategy portfolio. Municipal bonds increased by $2 million as the Company has taken advantage of relative value in that sector, and US Government agency bonds were increased by close to $2 million for pledging purposes. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $165 million at September 30, 2007, and $166 million at December 31, 2006. There were no overnight fed funds sold at September 30, 2007 and $6.3 million at December 31, 2006, and the Company’s investment in the time deposits of other banks totaled $80,000 at both September 30, 2007 and December 31, 2006. The balance of fed funds sold typically averages less than $1 million, and the drop in the end-of-period balance is simply due to the timing of cash flows. Aggregate investments were 15% of total assets at September 30, 2007 and 16% at December 31, 2006.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $907 million at the end of September 2007. This represents an increase of $19 million, or 2%, since December 31, 2006. Based on a general slowdown in construction and real estate development in our footprint, we expect that the Company could continue to experience relatively slow loan growth for the remainder of the year.

The Company has no subprime exposure in its loan portfolio. However, approximately $10 million in residential mortgage loans and $7 million in residential construction loan balances and commitments are “stated income” loans, which can be viewed as riskier than loans for which full documentation is provided. To help mitigate this perceived risk, our mortgage loans and construction loans are typically underwritten at loan to value ratios of 80% or less. Furthermore, our conservative underwriting standards help provide assurance that the borrowers on these loans are legitimate, creditworthy borrowers.

A comparative schedule of the distribution of the Company’s loans at September 30, 2007 and December 31, 2006, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30 2007	December 31 2006
Agricultural	$12,296	$13,193
Commercial and industrial	114,226	113,644
Real Estate:
Secured by commercial/professional office	444,277	420,973
Properties including construction and development
Secured by residential properties	184,934	177,448
Secured by farmland	54,141	53,668

Total Real Estate	683,352	652,089
Small Business Administration loans	20,820	25,946
Consumer loans	54,163	54,568
Consumer Credit Cards	—	8,418
Direct Financing Leases	21,708	20,150

Total Loans and Leases	$906,565	$888,008

Percentage of Total Loans and Leases
Agricultural	1.36%	1.49%
Commercial and industrial	12.60%	12.80%
Real Estate:
Secured by commercial/professional office
Properties including construction and development	49.01%	47.41%
Secured by residential properties	20.40%	19.98%
Secured by farmland	5.97%	6.04%

Total Real Estate	75.38%	73.43%
Small Business Administration loans	2.30%	2.92%
Consumer loans	5.97%	6.14%
Consumer Credit cards	0.00%	0.95%
Direct Financing Leases	2.39%	2.27%

Total	100.00%	100.00%

The majority of the year-to-date growth in our loan portfolio was in commercial real estate loans, which increased by $23 million, or 6%. Commercial real estate loans increased to 49% of total loans at September 30, 2007, from 47% at December 31, 2006. Real estate loans secured by residential properties increased by $7 million, or 4%. The increase for residential real estate loans was centered in relatively low loan-to-value mortgage loans rather than in equity lines, which actually declined by $7 million.

Agricultural production loans were down by $1 million, or 7%. Ag production balances include close to $11 million outstanding to a potential problem borrower, although a bumper crop and favorable market conditions have eased our concerns somewhat. That borrower is currently paying as agreed and a large portion of the balance will likely be paid down late this year or early next year, although no guarantee can be provided that we will continue to receive the timely payment of principal and interest.

As shown above, the sale of our credit card portfolio in June 2007 reduced consumer credit card balances to zero. The loans that were sold also included about $3 million in balances outstanding on business credit cards that were classified as commercial loans, which had a negative impact on year-to-date growth in commercial and industrial loans. Commercial loans increased only nominally during the first nine months of 2007. SBA loan balances fell by $5 million, or 20%, while direct finance leases grew by about $2 million, or 8%.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and agricultural mortgage loans. The balance of loans serviced for others, including participations sold, was $9 million at September 30, 2007 as compared to $17 million at December 31, 2006, a fairly significant drop due mainly to a pay-down on a large agricultural mortgage loan.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $224 million at September 30, 2007 as compared to $301 million at December 31, 2006, although it is expected that not all of these commitments will ultimately be drawn down. The drop in unused commitments is due to the elimination of $40 million in unutilized credit card lines and the slowdown in construction lending. Unused commitments represented approximately 25% of gross loans outstanding at September 30, 2007, and 34% as of December 31, 2006. In addition to unused loan commitments, the Company had letters of credit totaling $20 million at September 30, 2007 and $29 million at December 31, 2006. This represents 8% of total commitments as of September 30, 2007 and 9% at December 31, 2006.

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

Non-performing Assets

(dollars in thousands, unaudited)

	September 30 2007	December 31 2006	September 30 2006
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	—	370	8
Real Estate
Secured by commercial/professional office properties including construction and development	983	—	21
Secured by residential properties	218	—	194
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	1,201	—	215
Small Business Administration loans	24	262	312
Consumer loans	21	57	30
Consumer credit cards	—	—	—
Direct financing leases	—	—	—

SUBTOTAL	$1,246	$689	$565

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Real Estate
Secured by commercial/professional office properties including construction and development	—	—	—
Secured by residential properties	—	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	—	—	—
Small Business Administration loans	—	—	—
Consumer loans	—	—	—
Consumer credit cards	—	—	—
Direct financing leases	—	—	—

SUBTOTAL	—	—	—

TOTAL NONPERFORMING LOANS	1,246	689	565
Foreclosed assets	—	—	—

Total nonperforming assets	$1,246	$689	$565

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.14%	0.08%	0.07%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.14%	0.08%	0.07%

Total nonperforming assets were $1.2 million at September 30, 2007 relative to $689,000 at December 31, 2006, an increase of $557,000, or 81%. While this represents a significant percentage increase, non-performing assets are still at a relatively low level, only 0.14% of loans, and our allowance for loan and lease losses is almost 10 times the balance of non-performing assets. Non-accruing commercial loans declined by $370,000, to zero at September 30, 2007, as the result of a commercial loan that was charged-off in the first quarter of 2007. Approximately $202,000 of that charged-off balance was recovered in the second quarter. Non-accruing SBA loans also experienced a significant reduction, dropping to only $24,000 at September 30, 2007 from $262,000 at December 31, 2006 due to the successful liquidation of all three loans that comprised the balance at December 31, 2006 and the addition of a small loan since then. The largest increase for any individual category was in real estate loans secured by commercial, construction and development properties, which went up by $983,000 due to the addition of three residential properties under construction. These properties are in the process of foreclosure, after which we plan to complete construction and market them. The loss expected upon disposition has been fully reserved. The $218,000 increase in residential real estate loans on non-accrual consists of residential equity lines for which repayment has become uncertain. Approximately $21,000 of the September 30, 2007 total nonperforming balance in the table above is guaranteed by the U.S. Government, and an additional $1.2 million is secured by real estate.

Nonperforming assets were 0.14% of total gross loans and leases plus foreclosed assets at September 30, 2007 and 0.08% at December 31, 2006, up from 0.07% at September 30, 2006. While our current balance of nonperforming assets is still quite low relative to levels seen in years past, we recognize that a further increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities, and we also expect occasional foreclosures as a last resort in the resolution of some problem credits.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At September 30, 2007 the allowance for loan and lease losses was $12.2 million, or 1.35% of gross loans, as compared to the $11.6 million allowance at December 31, 2006 which was 1.30% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at September 30, 2007.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended September 30		For the Nine-Month Period Ended September 30		For the Year Ended December 31
	2007	2006	2007	2006	2006
Balances:
Average gross loans and leases outstanding during period	$902,928	$846,987	$899,624	$805,430	$824,041

Gross loans and leases outstanding at end of period	$906,565	$868,493	$906,565	$868,493	$888,008

Allowance for Loan and Lease Losses:
Balance at beginning of period	$12,103	$10,526	$11,579	$9,330	$9,330
Provision charged to expense	700	1,051	2,302	3,150	3,851
Charge-offs
Agricultural	—	—	15	—	—
Commercial & industrial loans(1)	100	584	577	1,292	1,301
Real estate loans	123	—	373	—	—
Consumer loans	627	171	1,166	472	571
Credit card loans	—	33	139	250	344
Direct Financing Leases	—	—	—	4	4
Overdrafts	107	53	244	183	213

Total	957	841	2,514	2,201	2,433

Recoveries
Agricultural	—	3	—	5	5
Commercial & industrial loans(1)	300	56	661	252	439
Real estate loans	1	—	48	—	—
Consumer loans	28	14	46	207	253
Credit card loans	8	25	38	64	86
Direct Financing Leases	—	—	—	—	—
Overdrafts	12	14	35	41	48

Total	349	112	828	569	831

Net loan charge offs (recoveries)	608	729	1,686	1,632	1,602

Balance	$12,195	$10,848	$12,195	$10,848	$11,579

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.27%	0.34%	0.25%	0.27%	0.19%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.35%	1.25%	1.35%	1.25%	1.30%
Allowance for Loan Losses to Non-Performing Loans	978.73%	1920.00%	978.73%	1920.00%	1680.55%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	4.99%	6.72%	13.83%	15.04%	13.84%
Net Loan Charge-offs to Provision for Loan Losses	86.86%	69.36%	73.24%	51.81%	41.60%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings and by the recovery of previously charged-off balances, and it is reduced by loan charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. Despite increased specific reserves on a certain agricultural production loan and increased general reserves for equity lines and unsecured credit lines, the Company’s provision for loan and lease losses was reduced by $351,000 for the third quarter of 2007 relative to the third quarter of 2006, and was $848,000 lower in the first nine months of 2007 than in the first nine months of 2006. As noted previously, the provision was lower because of the sale of the credit card portfolio, a higher level of recoveries and slower loan growth.

The annualized level of net charge-offs to average loans and leases dropped to 0.27% for the third quarter of 2007 in comparison to 0.34% for the third quarter of 2006, and fell to 0.25% for the first nine months of 2007 from 0.27% for the first nine months of 2006. Gross loans charged off during the third quarter of 2007 increased due mainly to a $456,000 increase in unsecured consumer lines charged off. Partially offsetting that increase was a $484,000 decline in commercial loan charge-offs in the third quarter of 2007, because prior-year charge-offs include a single $443,000 loan. Despite the increase in gross loans charged off, net charge-offs were $121,000 lower in the third quarter of 2007 than in the third quarter of 2006 primarily because of a $237,000 increase in recoveries for the quarter, including the recoupment of $253,000 of previously charged-off principal on a single commercial loan. As with the third quarter, gross charge-offs increased for the first nine months of 2007 primarily because of an increased level of unsecured consumer loan charge-offs and residential equity loan write-downs, partially offset by a decline in commercial loan charge-offs. Recoveries were also higher for the year-to-date period, again primarily in the commercial loan category, but the increase wasn’t large enough to offset the increase in gross charge-offs so net charge-offs increased by $54,000 for the nine months ended September 30, 2007.

The Company considers its allowance for loan and lease losses at September 30, 2007 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial future losses relative to the size of the allowance.

OTHER ASSETS

Cash and due from banks fell nearly $15 million, or 28%, during the first nine months of 2007. The majority of the difference is related to the timing of collection of outstanding cash items (checks), but there also appears to be a $2 million to $3 million permanent reduction resulting from our conversion to electronic image presentment for checks sent for collection. Since the ending balance of cash and due from banks ultimately depends on the timing of collection, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically attempts to raise money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The average balance of cash and due from banks was about $38 million for the first nine months of 2007 and $36 million for the third quarter of 2007, both of which are lower than the $40 million average for all of 2006 despite an increase in the number of branches. Average cash balances have been well-controlled in 2007 due to close monitoring and effective management of branch cash levels, and our conversion to electronic presentment for all checks which has helped reduce the level of cash items in process of collection. We expect that average cash balances will increase in the future, however, as new branches become operational and our transaction account customer base expands.

Net premises and equipment increased by $634,000, or 4%, during the first nine months of 2007, due to the addition of the Delano branch and the selective remodeling of certain other branches. “Other assets” increased by only $616,000, because a $3 million drop in restricted stock was mostly offset by increases in tax credit investments and the net cash surrender value of BOLI. At September 30, 2007, the largest components of other assets are $28 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $14 million investment in low-income housing tax credit funds, an aggregate $7 million investment in restricted stock, accrued interest receivable totaling $7 million, goodwill of about $6 million, and a net deferred tax asset of $5 million. Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis. The goodwill on our books is primarily the result of our acquisition of Sierra National Bank in 2000. We conduct an annual analysis of goodwill by evaluating the fair value (market capitalization) of the Company relative to its carrying value (book value of shareholders equity). As long as the fair value exceeds the carrying value, which has been the case every year we have conducted this evaluation, no impairment is deemed to exist and the measurement of an impairment loss becomes unnecessary.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000. Overall, deposits increased by $18 million, or 2%, to $887 million at September 30, 2007 from $868 million at December 31, 2006. That increase is net of a $20 million reduction in wholesale-sourced brokered deposits. Core deposits increased by $8 million, or 1%, during the first nine months of 2007, but would have grown at twice that rate if not for a single core deposit that our customer temporarily transferred out at quarter-end, presumably to pay down a borrowing line with another lender.

A comparative schedule of the distribution of the Company’s deposits at September 30, 2007 and December 31, 2006, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)

	September 30 2007	December 31 2006
Demand	$231,831	$281,024
NOW	89,266	64,599
Savings	53,690	62,922
Money Market	144,303	115,266
TDOA’s & IRA’s	24,442	23,321
Time deposit < $100,000	122,284	110,233
Time deposits > $100,000	220,763	211,080

Total Deposits	$886,579	$868,445

Percentage of Total Deposits
Demand	26.15%	32.36%
NOW	10.07%	7.43%
Savings	6.05%	7.25%
Money Market	16.28%	13.27%
TDOA’s & IRA’s	2.76%	2.69%
Time deposit < $100,000	13.79%	12.69%
Time deposits > $100,000	24.90%	24.31%

Total	100.00%	100.00%

Despite our current deposit-oriented marketing initiatives we have experienced a challenging deposit environment in 2007, with migration from non-interest demand deposits and relatively low-cost savings accounts into higher-cost NOW accounts, money market accounts and time deposits. Most of our real growth in deposit balances appears to have taken place in relatively higher-cost time deposits. During the first nine months of 2007, non-interest bearing demand deposits fell by $49 million, or 18%, and represented 26% of total deposits at September 30, 2007 compared to 32% at December 31, 2006. Savings account balances dropped $9 million, or 15%, to 6% of total deposits at September 30, 2007 from 7% at year-end 2006. On the other hand, NOW accounts increased by $25 million, or 38%, expanding to 10% of total deposits at September 30, 2007, from 7% at the end of 2006, and MMDA’s increased by $29 million, or 25%, rising to 16% of total deposits at September 30, 2007 from 13% at December 31, 2006. Time deposits under $100,000, which are classified as core deposits, increased by $12 million, or 11%, while jumbo time deposits, or time deposits greater than or equal to $100,000, increased by $10 million, or 5%. Jumbo time deposits would have increased by close to $30 million, if not for the runoff of $20 million in wholesale-sourced brokered CD’s.

Much of the decline in non-interest demand deposits was caused by a $32 million drop in business demand deposits. On the other hand, business-related MMDA’s were up by $31 million, reflecting the migration of many business accounts into our relatively high-interest money market sweep account. The $8 million business account that was temporarily transferred out over quarter-end was a money market demand account, thus business MMDA’s have, in reality, increased by even more than the period-end balance would indicate. Business deposits also experienced overall growth of about $6 million in time deposits, while losing $1 million and $3 million, respectively, in NOW accounts and savings accounts.

Personal non-interest bearing demand deposits fell by about $15 million during the first nine months of 2007, due to a shift into NOW accounts. Personal NOW balances increased by $27 million, or 63%, as the result of this migration as well as growth in personal accounts generated by our High Performance Checking (HPC) initiative. HPC involves a direct mail campaign advertising “totally free checking” and a free gift for new consumer checking accounts, and includes intensive training for customer-contact personnel and the modification of retail deposit offerings to better align them with market demand. We also experienced substantial growth in personal time deposits, which increased by $30 million, or 15%. Some of this money shifted from personal MMDA balances, which declined by $8 million, and from personal savings account balances, which dropped by $7 million.

Another component of customer deposits that is not classified as business or personal is public deposits, representing deposits from the State of California, municipalities, and other local agencies. Our public deposits increased by $13 million, or 27%, with the growth split primarily between money market accounts and jumbo time deposits. The increase in public time deposit balances is due to an additional deposit obtained from the State of California in 2007.

The unfavorable shift in deposit components and the growth in time deposits had a negative impact on our net interest margin. Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin, and we continue to focus energy in that direction. Our recent deposit-related efforts include the following: our HPC initiative, which will soon be expanded to include commercial deposits; the implementation of remote deposit capture capabilities; the development of online account opening capabilities; and the addition of regional business deposit specialists. No assurance can be provided that these efforts will have the desired impact on core deposit growth, however.

Information concerning average balances and rates paid on deposits by deposit type for the three months and nine months ended September 30, 2007 and September 30, 2006 is contained in the “Average Rates and Balances” tables appearing above in the section titled “Net Interest Income and Net Interest Margin.”

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

As of September 30, 2007, FHLB borrowings specifically linked to the leverage strategy discussed above in “Investments” comprised all of the Company’s $5 million in long-term borrowings. In addition, short-term borrowings include $22 million in fixed-rate FHLB borrowings which were obtained at the commencement of the leverage strategy and mature in April 2008. The balance of our leverage-related funding is in the form of short-term FHLB borrowings that are renewed every 30 to 60 days.

Excluding overnight FHLB advances, short-term FHLB borrowings increased by $23 million and long-term borrowings declined by $22 million during the first nine months of 2007, as the aforementioned leverage strategy borrowings came within a year of maturing and were thus reclassified from long-term to short-term. If not for the replacement of funding necessitated by the runoff of wholesale-sourced brokered CD’s, as noted in the previous section, the balance of short-term FHLB borrowings would actually not show any significant change for the year.

Brokered CD’s maturing during August and September 2007 were, for the most part, replaced by FHLB advances because of the favorable movement in FHLB advance rates relative to brokered CD rates. Furthermore, we have kept maturities of this replacement funding relatively short to strengthen our defensive interest rate risk posture against declining rates.

The Company uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no overnight fed funds purchased on the Company’s books at September 30, 2007, compared to $25 million outstanding at December 31, 2006. Overnight FHLB borrowings (included in short-term borrowings) declined by $9 million for the same time period, ending the period with a balance of $9 million. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $23 million at September 30, 2007, relative to their $26 million balance at the end of December 2006. In addition, the Company had $31 million in junior subordinated debentures at September 30, 2007 and December 31, 2006.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities increased by $2 million, or 15%, during the first nine months of 2007, due to an increase in our funding commitment related to tax credit investments.

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

The Company utilizes Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% based on a 100 basis point (b.p.) shock, 10% based on a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of September 30, 2007, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate			+100 b.p.		+200 b.p.		+300 b.p.
	-300 b.p.	-200 b.p.	-100 b.p.
Change in Net Int. Inc. (in $000’s)	$18	$440	$472	-$	649	-$	1,442	-$	2,368
% Change	0.03%	0.75%	0.81%		-1.11%		-2.47%		-4.06%

The above profile illustrates that if there were an immediate and sustained downward adjustment of 200 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $440,000, or 0.75%, higher than net interest income under a stable rate scenario. By the same token, if there were an immediate increase of 200 basis points in interest rates, the Company’s net interest income would likely be $1.4 million, or 2.47%, lower than net interest income in a flat rate scenario.

In the past, the Company has generally been asset sensitive over a one-year time frame, meaning that interest-earning assets will re-price more quickly than interest-bearing liabilities and, all else being equal, the Company’s net interest margin will be lower when short-term rates are falling and higher when short-term rates are rising. Recently, however, our interest rate risk profile has changed because we have added more long-term fixed-rate loans to our loan mix, experienced runoff in non-interest DDA’s and disproportionate growth in rate-sensitive deposits, and shortened the duration of other borrowings. Our exposure to declining rates has been effectively eliminated, but the gain in net interest income that we previously would have realized in rising rate scenarios has turned negative. This has made us effectively interest-rate neutral in declining rate scenarios, and slightly liability-sensitive in rising rate scenarios. We would be liability-sensitive in declining rate scenarios, as well, and would thus gain net interest income, if not for the fact that some of the Company’s variable deposit rates (on NOW accounts and savings accounts, for example) are still relatively close to a natural floor of zero. If rates were to move down to a significant degree certain deposit rates would hit this floor, but earning asset yields would continue to fall and our net interest margin would likely experience significant compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. Another characteristic inherent in our interest rate risk profile was experienced recently, when rates leveled off after a period of increasing rates. Margin compression occurred since our rate-sensitive liabilities were slower to reprice than rate-sensitive assets, and their cost continued to rise even after yields on rate-sensitive earning assets stopped increasing.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate			+100 b.p.		+200 b.p.		+300 b.p.
	-300 b.p.	-200 b.p.	-100 b.p.
Change in EVE (in $000’s)	$23,118	$15,971	$8,710	-$	11,215	-$	24,216	-$	37,299
% Change	10.78%	7.45%	4.06%		-5.23%		-11.30%		-17.40%

The slope of EVE under varying interest rate scenarios is substantially steeper than the slope for the Company’s net interest income simulations, due primarily to the fact that $519 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During the past year, the addition of fixed-rate loans and the shift into more rate-sensitive funding has caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or purchase brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating non-pledged investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not already pledged as collateral. As of September 30, 2007, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $39 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $16 million at September 30, 2007. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $160 million at September 30, 2007. An additional $55 million in credit is available from the Federal Home Loan Bank if the Company increases pledged real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow over $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 15% and 74%, respectively, at September 30, 2007, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which are within policy guidelines.

CAPITAL RESOURCES

At September 30, 2007, the Company had total shareholders’ equity of $98.6 million, comprised of $19.2 million in common stock, $80.8 million in retained earnings, and negative $1.4 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2006 was $90.4 million. The $8.3 million increase in shareholders’ equity during the first nine months of 2007 was due primarily to the addition of net earnings, less $4.5 million in dividends paid. However, it also includes a $3.4 million increase related to stock options, and a $7.0 million decrease due to the impact of shares repurchased and retired by the Company. Another factor is the $212,000 increase in the difference between the market value and amortized cost of investment securities (net of the tax impact), which increased accumulated other comprehensive income by the same amount.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities (and/or related subordinated debentures) in the Tier I capital of bank holding companies. However, under the final rule, after a five-year transition period goodwill must be deducted from Tier I capital prior to calculating the 25% limitation. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. All of the $30 million in trust-preferred securities issued by the Company’s subsidiaries and outstanding as of September 30, 2007 were included in Tier 1 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)

	September 30, 2007	December 31, 2006	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.56%	12.98%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.33%	11.77%	6.00%
Tier 1 Leverage Ratio	10.37%	9.92%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	13.28%	12.49%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.05%	11.31%	6.00%
Tier 1 Leverage Ratio	10.13%	9.53%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the third quarter of 2007:

	July	August	September
Total shares purchased	43,700	11,400	6,500
Average per share price	$28.39	$26.69	$28.75
Number of shares purchased as part of publicly announced plan or program	43,700	11,400	6,500
Maximum number of shares remaining for purchase under a plan or program (1)	375,000	363,600	357,100

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time. That amount was supplemented by 250,000 shares on May 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	Amended and Restated By-laws of the Company (2)

10.1	1998 Stock Option Plan (1)

10.2	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.3	Salary Continuation Agreement for James C. Holly (3)

10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.5	Split Dollar Agreement for Kenneth R. Taylor (5)

10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (5)

10.7	Director Retirement Agreement for Robert Tienken (5)

10.8	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (5)

10.9	Director Retirement Agreement and Split dollar Agreement for Robert Fields (5)

10.10	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (5)

10.11	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (5)

10.12	Director Retirement Agreement and Split dollar Agreement for Albert Berra (5)

10.13	401 Plus Non-Qualified Deferred Compensation Plan (5)

10.14	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (6)

10.15	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)

10.16	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (6)

10.17	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)

10.18	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)

10.19	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (7)

10.20	2007 Stock Incentive Plan (8)

10.21	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)

10.22	Salary Continuation Agreement for Kevin J. McPhaill (9)

10.23	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)

11	Statement of Computation of Per Share Earnings (10)

14	Code of Ethics (11)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(5)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Computation of earnings per share is incorporated herein by reference to Note 6 of the Financial Statements included herein.
(11)	Filed as Exhibit 14 to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 8, 2007	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

November 8, 2007	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer