Form 10-K
period 2007-12-31
SIERRA BANCORP
filed 2008-03-13
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission file number: 000-33063

SIERRA BANCORP

(Exact name of registrant as specified in its charter)

California	33-0937517
(State of incorporation)	(I.R.S. Employer Identification Number)

86 North Main Street Porterville, California    93257

(Address of principal executive offices)    (Zip Code)

(559) 782-4900

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2007, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $212 million, based on the closing price reported to the Registrant on that date of $28.20 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2008 was 9,591,088.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1. BUSINESS

General

The Company

Sierra Bancorp (the “Company”), headquartered in Porterville, California, is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). This additional regulatory capital has enabled the Company to add branches and grow assets while maintaining its classification as a “well-capitalized” institution. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Statutory Trust II and Sierra Capital Trust III are not reflected on a consolidated basis in the financial statements of the Company.

The Company’s principal source of income is dividends from the Bank, although supplemental sources of income may be explored in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by the Bank, and from TRUPS proceeds retained by the Company (i.e., the funds remaining after down-streaming some of the proceeds to the Bank as capital).

At December 31, 2007, the Company had consolidated assets of $1.2 billion, deposits of $850 million and shareholders’ equity of $99 million. The Company’s liabilities include $30 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California. The Bank was incorporated in September 1977 and opened for business in January 1978, and it has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. The Bank is an independent multi-community bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of California’s San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. We currently operate 21 full service branch offices throughout this geographic footprint, in addition to an internet branch which provides the ability to open deposit accounts online. The Bank’s two newest “brick and mortar” branches commenced operations in Delano in March 2007 and Bakersfield in February 2006. Our next office is expected to be another branch in the city of Bakersfield, with an anticipated opening in the second quarter of 2008. We have also executed a lease for a pre-existing branch building in the Sunnyside area of South Fresno. Renovation activities have commenced, and that branch could be operational as early as Summer 2008. The locations of the Bank’s current offices are:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield California Office 5060 California Avenue	Bakersfield Ming Office 8500 Ming Avenue	Bakersfield Riverlakes Office 4060 Coffee Road

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1710 Clovis Avenue

Delano:	Delano Office 1126 Main St.

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Reedley:	Reedley Office 1095 W. Manning Street

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

The Bank’s gross loan and lease balances at the end of 2007 totaled $925 million. The Bank’s lending activities are well-diversified and include real estate, commercial (including small business), agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. In addition, we staff our Fresno, Visalia, Porterville, and Bakersfield offices with real estate lending specialists who are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs.

An Agricultural Credit Center located in Porterville provides a complete line of credit services in support of the agricultural activities that are key to the continued economic development of the communities we serve. “Ag lending” clients include a full range of individual farming customers, small business farming organizations, and major corporate farming units. We also actively engage in Small Business Administration (“SBA”) lending. We have been designated as an SBA Preferred Lender since 1999, and Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program. Another service we provide to business customers is equipment leasing, including both direct finance and operating leases. Our principal retail lending services include home equity lines, consumer loans, and credit card loans.

As of December 31, 2007, the percentage of our total loan and lease portfolio for each of the principal areas in which we directed our lending activities were as follows: (i) loans secured by real estate (75.3%); (ii) commercial and industrial loans (including SBA loans) (14.9%); (iii) consumer loans (5.9%); (iv) direct finance leases (2.5%); and (v) agricultural production loans (1.4%). Real estate loans and related activities generated total revenue of $58.2 million in 2007 and $51.9 million in 2006. Interest, fees, and loan sale income on real-estate secured loans totaled approximately 57% of our total interest and other income for 2007 and 56% in 2006.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts (including money market demand accounts), time deposits, retirement accounts, and sweep accounts (sweep products facilitate more efficient cash management for our business customers, by automatically sweeping idle cash from demand deposit accounts into interest-bearing repos or money market deposit accounts). We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, convenient locations, and drive-up banking, all provided with the highest level of customer service. At December 31, 2007 we had 69,075 deposit accounts totaling $850 million, including brokered deposits, compared to 60,788 deposit accounts totaling $868 million as of December 31, 2006.

We offer a multitude of other products and services to complement our lending and deposit services. These include installment note collection, cashier’s checks, traveler’s checks, gift cards, bank-by-mail, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online banking, ATMs, and other customary banking services. In addition to onsite ATMs at all of our branches, we operate our own offsite ATM’s at seven different non-branch locations. We also joined the Allpoint network in 2007, which provides our customers with surcharge-free access to over 32,000 ATMs across the nation, including 3,900 in California. Allpoint ATM locations include National and regional retailers such as Target and Costco. Our conversion to the Pulse EFT network in the fourth quarter of 2007 also provides our customers with access to electronic point-of-sale payment alternatives nationwide. Online banking, including bill-pay functionality, was introduced in late 1999 and has steadily grown in popularity since then, with active users doubling during 2007 to almost 15,000 individual and business customers. In 2007 we added the ability to open deposit accounts online. We also recently implemented remote deposit capture capabilities, to allow our business customers to send their check deposits to us electronically. Furthermore, to ensure that the accessibility preferences of all customers are addressed, we operate a telephone banking system that is accessible 24 hours a day seven days a week, and we have established a convenient customer service group accessible by toll-free telephone.

To provide non-deposit investment options we have a strategic alliance with Investment Centers of America, Inc. of Bismarck, North Dakota (“ICA”). Through this arrangement, registered and licensed representatives of ICA provide our customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products. They conduct business from offices located in our Porterville, Visalia, Tulare, and Fresno branches.

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

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley. As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, the agriculture-related base has become less important. We are not dependent on a single customer or group of related customers for a material portion of our deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. The amounts expended on compliance with government and regulatory mandates related to anti-terrorism, corporate responsibility, and customer privacy have not been insignificant. However, as far as can be reasonably determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Recent Developments

On March 15, 2007, the Board of Directors of Bank of the Sierra approved the sale of the Bank’s credit card portfolio, consisting of $8.2 million in consumer card balances and $2.6 million in commercial loan balances. This decision was reached because of the financial benefits of a sale, as well as the expanded credit card options and superior service that the purchaser can provide to our customers. The sale of our credit card portfolio to Elan Financial Services, a wholly owned subsidiary of U.S. Bancorp, took place effective June 1, 2007. It generated a premium on balances sold of about $1.2 million and enabled us to release the approximate $400,000 liability we had accrued for the redemption of credit card scorecard points, for a total pre-tax gain of $1.6 million. The sale also freed up the $500,000 portion of our loan loss allowance that had been allocated for potential credit card losses. In projecting the impact of the sale on operating income going forward, it should be noted that we will continue to participate in a share of the interchange and interest revenue generated by credit cards issued in our name. Furthermore, we have eliminated most of the costs associated with our credit cards, including funding costs, personnel costs, servicing costs, net loan losses, and the scorecard liability accrual. With the exception of the gain on sale and non-recurring conversion-related costs, the sale-related impact on pre-tax operating income has thus far been immaterial.

In June 2007 the Company entered into new contracts for debit and ATM networks, as well as for processing debit and ATM transactions. The actual conversion took place in mid-November, 2007. Based on growth expectations for debit and ATM transactions and relative to the terms of the previous contracts, the new contracts are expected to enhance the Company’s pre-tax income by approximately $2.9 million over five years, although that amount could ultimately be significantly different than projected. For the 12 month period commencing in mid-November 2007, the total pre-tax income enhancement is expected to be close to $450,000, of which approximately $300,000 should be from reduced non-interest expense and the remainder should be in the form of higher non-interest revenue. The new contracts will allow us to enhance customer service by implementing new programs and technologies such as “debit rewards,” contactless debit cards, and improved fraud detection capabilities.

One adverse event in 2007 was the cessation of our relationship with Genpact, the company that was paying Bank of the Sierra referral fees for consumer mortgage applications which were ultimately approved and funded by them. They provided Bank of the Sierra branded telephone, internet, and branch access channels, allowing us to provide our customers access to home loans without having a mortgage lending division of our own. Genpact unilaterally terminated these arrangements in the summer of 2007, when the subprime debacle caused their funding sources to evaporate. Understanding the importance of a community bank’s ability to offer retail mortgage loans to its customers, we have been actively searching for an alternative since then and expect to have new arrangements in place by the second quarter of 2008.

Other developments in 2007 include the implementation of a marketing initiative aimed at increasing consumer checking account balances. This initiative, which includes the formulation of a new deposit account line-up, multiple direct mail campaigns, and extensive training for front-line personnel, added significantly to the Company’s operating expense (primarily marketing costs) in 2007 relative to 2006. The training commenced in late 2006, and the initial marketing pieces were mailed and the new account line-up debuted in January 2007. The program was expanded to include commercial deposit accounts in the fourth quarter of 2007.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined four counties within which the Company operates, including Tulare, Kern, Fresno, and Kings counties, the top six institutions are all multi-billion dollar entities with an aggregate of 164 offices that control 62.5% of deposit market share based on June 30, 2007 FDIC market share data. Bank of the Sierra ranks seventh with a 4.8% share of total deposits, up slightly from 4.5% in 2006. In Tulare County, however, where the Bank was originally formed, we rank first for total number of branch locations (9) and second for deposit market share with 17.6% of total deposits, up from 16.7% in 2006 and behind only Bank of America (22.1%). The largest portion of deposits in the combined four-county area also belongs to Bank of America (23.1%), followed by Wells Fargo (13.1%) and Washington Mutual (8.0%). Fremont Investment & Loan, Union Bank of California, and Citibank round out the top six. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we typically arrange for the sale, or “participation”, of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, we have also witnessed increased competition from specialized companies that offer wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. Many customers now expect a choice of delivery channels, including telephone, mail, personal computer, ATMs, self-service branches, and/or in-store branches. These products are offered by traditional banks and savings associations, as well as credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms.

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

For years we have countered rising competition by offering a broad array of products in an innovative and flexible manner. We are able to offer our customers community-oriented, personalized service that cannot always be matched by the major banks. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, and individualized service provided through accommodative policies. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. Other competitive advantages include our retention of drive-up teller windows, which have been eliminated by much of the competition, and our “preferred lender” or “PLP” status with the Small Business Administration, which enables us to approve SBA loans faster than many of our competitors. Layered onto the Company’s traditional personal-contact banking philosophy are sophisticated telephone banking, internet banking, and online bill payment capabilities, which were initiated to meet the needs of customers with electronic access requirements and provide automated 24-hour banking. This high-tech and high-touch approach allows individuals to customize access to the Company to their particular preference.

Employees

As of December 31, 2007 the Company had 283 full-time and 112 part-time employees. On a full time equivalent basis, staffing stood at 371 at December 31, 2007 as compared to 361 at December 31, 2006, an increase necessitated mainly by the addition of staff during 2007 for the new Delano office.

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

Regulation of the Company Generally

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol BSRR, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock, and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements for principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 30, 2007, the Company is classified as an “accelerated filer.” In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to periodic examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership of the voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

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

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company’s equity securities. The Company’s existing stock repurchase program (see “Item 5 - Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases”) is not subject to any such notification or approval requirements.

Regulation of the Bank Generally

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential, or “spread,” between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by means of open-market operations in United States Government securities, adjusting the required level of reserves for financial institutions subject to its reserve requirements, and varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (not to exceed 25% of tier 1 capital plus goodwill); and (iii) minority interests in the equity accounts of consolidated subsidiaries. At December 31, 2007, approximately 24% of the Company’s Tier 1 capital consisted of trust preferred securities, however no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that may be recognized for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a financial institution’s operations for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2007 and 2006, Bank-only Total Risk-Based Capital Ratios were 13.28% and 12.49%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were

12.06% and 11.31%, respectively. As of December 31, 2007 and 2006, the consolidated Company’s Total Risk-Based Capital Ratios were 13.33% and 12.98%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.11% and 11.77%, respectively.

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

The FDIC and the Federal Reserve Board also require financial institutions to report a leverage ratio, defined as Tier 1 capital (net of all intangibles) to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. Bank-only Leverage Capital Ratios were 10.17% and 9.53% on December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the consolidated Company’s leverage capital ratios were 10.22% and 9.92%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2007 and 2006.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2007 and 2006, the Bank was deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act up to maximum applicable limits, and are therefore subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (“DIF”). The Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006. The FDIC adopted a new risk-based insurance assessment system effective January 1, 2007, designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums that range from $0.05 per $100 of domestic deposits in the lowest risk category to $0.43 per $100 of domestic deposits for banks in the highest risk category. The new assessment system resulted in annual assessments to the Bank of $0.05 per $100 of insurable domestic deposits. An FDIC credit available to the Bank for prior contributions offset the assessments payable in 2007, but is expected to be fully utilized with the assessment payable during the first quarter of 2008.

In addition, banks must continue to pay an amount toward the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. This amount fluctuates, but for the first quarter of 2008 is $0.0114 per $100 of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system. They determine CRA ratings based on the bank’s actual lending, service, and investment activities, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in August 2007 when it received a “satisfactory” Assessment Rating.

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This legislation permits bank holding companies that are well-capitalized, well-managed and meet other conditions to elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not allowed for them as bank holding companies, such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

Privacy and Data Security

The Financial Modernization Act also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to consumer borrowers;

•

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	govern the use and provision of information to credit reporting agencies; and

•	govern the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies. Generally speaking, under the Interstate Banking Act, a bank holding company located in one state may lawfully acquire a bank located in any other state, subject to deposit-percentage, aging requirements and other restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may, subject to applicable state law, branch interstate through acquisitions of banks in other states. The Interstate Banking Act and related California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry.

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

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at minimum:

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

Commercial Real Estate Lending Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management. Highlights of the Guidance include the following:

•

The agencies have observed that CRE concentrations have been rising over the past several years, with small to mid-size institutions showing the most significant increase over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•

The Guidance applies to national banks and state chartered banks, and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans, and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report concentrations to management and the board of directors on a periodic basis.

•

The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•

Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•

As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory guidelines may be identified for further supervisory analysis.

The Company has a concentration in CRE loans, and thus believes that the Guidance is applicable to it. The Company and its board of directors have discussed the Guidance and believe that that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The agencies also issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance. Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports, and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

Poor economic conditions in our market areas could hurt our business materially. A substantial majority of our assets and deposits are generated in the San Joaquin Valley in central California. As a result, poor economic conditions in this region could cause us to incur losses associated with higher default rates and decreased collateral values in our loan portfolio.

Current national and local economic indicators point toward the strong possibility of recession, although neither the severity nor the duration of a slump in economic activity can be projected with any degree of accuracy. The economic decline has already contributed to a significant increase in the Company’s non-performing assets. If the decline develops into a recession, the strong growth experienced in the south and central San Joaquin Valley in recent years would likely come to a temporary halt. That growth has occurred for a number of reasons. The area’s relatively inexpensive real estate and central proximity to both Southern and Northern California have attracted a growing number of warehouse and distribution facilities, as well as manufacturing, health, and other service companies. The low cost of housing has also drawn retirees from more expensive areas of California. Despite the economic growth that has occurred, unemployment levels have been relatively high in the San Joaquin Valley. In Tulare County, for example, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate was 10.9% in December 2007, almost double the 6.1% aggregate unemployment rate for California for the same month. The unemployment rate for Tulare County has been improving, however, dropping to an average of 9% for 2007 and 2006 from 10% in 2005, almost 12% for 2001 through 2004, and nearly 16% for 1990 through 2000. A slowdown in construction and economic activity has the potential to reverse this favorable trend.

Conditions which have a negative impact on the agricultural industry could have an adverse effect on our customers and their ability to make payments to us. While the current spike up in the Company’s non-performing assets is comprised mainly of loans secured by residential and commercial real estate, much of our large increases in years past have been the direct consequence of persistent agricultural difficulties. This is due to the fact that a sizable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

Global competition is another significant issue affecting the agricultural industry. Because of increased global competition and other factors, excess supply and low prices currently characterize the markets for many agricultural products. The ripple effect of lower commodity prices for milk, nuts, olives, grapes, oranges and tree fruit has a tendency to depress land prices, lower borrower income, and decrease collateral values. A degenerative cycle of weather and commodity prices can also impact consumer purchasing power, which has the potential to create further unemployment throughout the San Joaquin Valley. Weather patterns in particular are of critical importance to row crop, tree fruit, and orange production. By way of example, the recent freeze in the San Joaquin Valley destroyed much of the orange crop as well as various other goods. Many large growers, packing houses, and transportation companies carry insurance to help offset the detrimental impact of the freeze, and were able to continue operations with minimal financial disruption. Many small-acreage farmers, however, do not have insurance coverage and encountered severe economic difficulties. Likewise, the laborers involved in picking and packing typically do not have backup resources when employment prospects disappear, and are forced to rely on donations and government assistance rather than patronize the retail outlets that they otherwise might. It should be noted that the recent freeze in and of itself did not have a noticeable impact on our operations, but if general agricultural conditions do not improve our level of non-performing assets could increase. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2007, 75% of our loan portfolio consisted of loans secured by real estate. Balances secured by commercial properties and construction and development loans represent $457 million of this amount, while loans secured by residential properties and loans secured by farmland represent $187 million and $52 million, respectively.

Total non-performing assets increased $8.9 million during 2007, ending the year at $9.6 million relative to only $689,000 at December 31, 2006. Nearly $7 million of the increase was in loans secured by commercial properties and construction and development loans. Non-accruing residential real estate loans increased by $666,000, and foreclosed assets were $556,000 higher. Non-performing assets represented 1.04% and 0.08% of total gross loans and other real estate owned at December 31, 2007 and 2006, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this increase.

The Central Valley residential real estate market experienced declining prices and a slower sales pace during 2007. If residential real estate values and sales continue to slide, and/or if this weakness flows over into commercial real estate, the Company’s nonperforming assets could increase further. Such an increase could have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, the banking regulators are now giving commercial real estate loans greater scrutiny, due to perceived risks relating to the cyclical nature of the real estate market and the related risks for lenders with high concentrations of such loans. The regulators may require banks with higher levels of CRE loans to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, and might require higher levels of allowances for possible loan losses and capital levels as a result of CRE lending growth and exposures. See “Regulation and Supervision – Commercial Real Estate Lending Concentrations” above.

We may experience loan and lease losses in excess of our allowance for loan and lease losses. We are careful in our loan underwriting process in order to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We create an allowance for estimated loan and lease losses in our accounting records, based on estimates of the following:

•	industry standards;

•	historical experience with our loans;

•	evaluation of economic conditions;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	a detailed cash flow analysis for non-performing loans;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

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

We may not be able to continue to attract and retain banking customers at current levels, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on borrowings, which are generally more expensive than deposits. See “Item 1, Business – Competition.”

Our earnings are subject to interest rate risk, especially if rates rise. Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board and the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. We are subject to interest rate risk to the degree that our interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest earning assets. Fluctuations in interest rates also affect the demand of customers for our products and services.

Given the current volume, mix, and re-pricing characteristics of the Company’s interest earning assets and interest bearing liabilities, our interest rate spread is expected to decrease slightly in a rising rate environment but should remain relatively stable in declining interest rate scenarios. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we could be negatively impacted. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management – Interest Rate Risk Management.”

We may have difficulty managing our growth. Management intends to leverage the Company’s current infrastructure to grow assets, and the addition of new branches has been tentatively planned. Our ability to manage growth will depend primarily on our ability to:

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

You may not be able to sell your shares at the times and in the amounts you want if the trading market for our stock does not remain active. Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and cannot always be characterized as amounting to an active trading market.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect our business. If we are not able to retain our existing key personnel or to attract additional qualified personnel, our business operations would be hurt. Our President/Chief Executive Officer has been with us since the Bank’s inception in 1977. He became fully vested in his retirement benefits upon reaching the age of 66, but he does not currently have any plans for immediate retirement. Our Executive Vice President/Chief Credit Officer and our Executive Vice President/Chief Financial Officer joined us in 2005 and 2001, respectively. Our Executive Vice President/Chief Banking Officer joined the Bank in 2001 and was promoted to his current position in 2006. None of our executive officers have employment agreements.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management. As of December 31, 2007, our directors and executive officers together with their affiliates beneficially owned approximately 22% of the Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of our company.

In some situations, the interests of our directors and executive officers may be different from the shareholders. However, our board of directors and executive officers have a fiduciary duty to act in the best interest of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions in our articles of incorporation will delay or prevent changes in control of our corporation or our management. These provisions make it more difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include the following:

•	staggered terms of office for members of the board of directors;

•	no cumulative voting in the election of directors; and

•

the requirement that our Board of Directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through April 2014 from parties unrelated to the Company. It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2007 was $12,478 per month. The Company’s main office is adjacent to its administrative headquarters, at 90 N. Main Street, Porterville, California, and consists of a one-story brick building that sits upon unencumbered property owned by the Company. The Company also owns unencumbered property on which 12 of its 20 other branches are located, including the branches in Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Tehachapi, and California City. One of the Fresno branches is owned while the other is leased from unrelated parties, and two of the three branches in Bakersfield are leased from unrelated parties. Both Visalia branches and the Clovis branch are leased from unrelated parties, as is our Delano branch. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties. The Bank has six remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal. Management believes that the Company’s existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although limited branch expansion is planned.

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

Calendar Quarter Ended	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume In Shares
	High	Low
March 31, 2006	$26.50	$22.16	358,168
June 30, 2006	$28.50	$23.41	723,417
September 30, 2006	$33.37	$25.55	1,102,252
December 31, 2006	$35.36	$29.01	1,136,008
March 31, 2007	$30.67	$26.85	940,717
June 30, 2007	$28.62	$26.60	1,179,854
September 30, 2007	$32.31	$25.41	1,628,595
December 31, 2007	$32.09	$24.13	2,329,706

(b) Holders

On February 29, 2008 there were approximately 2,627 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent there were 651 registered holders of record on that date, and there were approximately 1,976 beneficial holders whose shares are held under a street name.

(c) Dividends

The Company paid cash dividends totaling $6.0 million, or $0.62 per share in 2007, and $5.3 million, or $0.54 per share in 2006, representing 31% of prior year earnings for dividends paid in 2007 and 33% in 2006. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors at that time. The power of the Bank’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if it meets two conditions immediately after giving effect to the dividend, but it is extremely unlikely that those conditions would ever be met by the Company. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2007, with respect to options outstanding and available under our 2007 Stock Incentive Plan and the now-terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	750,321	$14.61	1,423,100

(e) Performance Graph

The following is a performance graph comparing the total cumulative shareholder return on the Company’s common stock since December 31, 2002 to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion (asset size) Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2002 and reinvestment of dividends:

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Sierra Bancorp	100.00	159.35	237.40	241.40	316.84	274.88
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06
SNL Bank Index	100.00	134.90	151.17	153.23	179.24	139.28

(f) Stock Repurchases

The Company has a stock repurchase program that became effective July 1, 2003 and currently has no expiration date. The plan initially allowed for the repurchase of up to 250,000 shares, although that number was supplemented by an additional 250,000 shares by the Company’s Board at its regular meeting in May 2005, another 250,000 shares in March 2006, and 500,000 shares in April 2007. The following table provides information concerning the Company’s repurchases of its Common Stock during the fourth quarter of 2007, which were all executed in accordance with SEC Rule 10b-18:

	October	November	December
Total shares purchased	11,053	109,599	46,379
Average per share price	$29.04	$25.69	$25.10
Number of shares purchased as part of publicly announced plan or program	11,053	109,599	46,379
Maximum number of shares remaining for purchase under a plan or program	346,047	236,448	190,069

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2007 and 2006, and for each of the years in the three year period ended December 31, 2007, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Income Statement Summary
Interest income	$87,551	$80,778	$64,135	$52,008	$42,607
Interest expense	$31,435	$25,131	$13,332	$8,496	$6,874
Net interest income before provision for loan losses	$56,116	$55,647	$50,803	$43,512	$35,733
Provision for loan losses	$3,252	$3,851	$3,150	$3,473	$3,105
Non interest income	$14,900	$11,212	$9,258	$9,792	$9,862
Non-interest expense	$35,981	$33,841	$32,634	$29,311	$27,743
Income before provision for income taxes	$31,783	$29,167	$24,277	$20,520	$14,747
Provision for income taxes	$10,761	$9,977	$8,083	$7,174	$4,383
Net Income	$21,022	$19,190	$16,194	$13,346	$10,364

Balance Sheet Summary
Total loans, net	$909,312	$872,811	$729,780	$686,157	$602,264
Allowance for loan losses	$(12,276)	$(11,579)	$(9,930)	$(8,842)	$(6,701)
Securities available for sale	$184,917	$190,272	$193,676	$198,024	$84,798
Cash and due from banks	$44,022	$52,675	$50,147	$36,735	$53,042
Federal funds sold	$—	$6,340	$—	$—	$—
Other foreclosed assets	$556	$—	$533	$2,524	$2,784
Premises and equipment, net	$18,255	$17,978	$18,055	$17,731	$18,291
Total Interest-Earning assets	$1,109,600	$1,084,748	$935,381	$894,835	$696,255
Total Assets	$1,233,735	$1,215,074	$1,052,686	$997,483	$801,674
Total Interest-Bearing liabilities	$874,393	$827,752	$678,009	$680,886	$536,811
Total Deposits	$850,147	$868,445	$815,671	$742,703	$684,477
Total Liabilities	$1,134,271	$1,124,703	$973,923	$926,348	$741,698
Total Shareholders’ Equity	$99,464	$90,371	$78,763	$71,135	$59,976

Per Share Data
Net Income Per Basic Share	$2.17	$1.96	$1.66	$1.41	$1.12
Net Income Per Diluted Share	$2.09	$1.87	$1.56	$1.31	$1.03
Book Value	$10.39	$9.27	$8.10	$7.37	$6.43
Cash Dividends	$0.62	$0.54	$0.45	$0.37	$0.36
Weighted Average Common Shares Outstanding Basic	9,700,048	9,766,729	9,763,896	9,482,201	9,288,908
Weighted Average Common Shares Outstanding Diluted	10,044,915	10,273,859	10,357,795	10,166,302	10,018,096

Key Operating Ratios:

Performance Ratios:
Return on Average Equity (1)	22.28%	22.75%	21.47%	20.50%	18.34%
Return on Average Assets (2)	1.74%	1.70%	1.59%	1.47%	1.43%
Net Interest Spread (tax-equivalent) (3)	4.43%	4.75%	5.11%	5.17%	5.38%
Net Interest Margin (tax-equivalent)	5.25%	5.58%	5.64%	5.49%	5.71%
Dividend Payout Ratio (4)	28.64%	27.53%	27.18%	26.27%	32.27%
Equity to Assets Ratio (5)	7.79%	7.46%	7.40%	7.19%	7.77%
Efficiency Ratio (tax-equivalent)	49.36%	49.63%	52.64%	54.04%	59.66%
Net Loans to Total Deposits at Period End	106.96%	100.50%	89.47%	92.39%	87.99%

Asset Quality Ratios:
Non Performing Loans to Total Loans	0.98%	0.08%	0.04%	0.35%	1.09%
Nonperforming Assets to Total Loans and
Other Real Estate Owned	1.04%	0.08%	0.11%	0.71%	1.54%
Net Charge-offs (recoveries) to Average Loans	0.28%	0.19%	0.38%	0.21%	0.43%
Allowance for Loan Losses to Net Loans at Period End	1.35%	1.33%	1.36%	1.29%	1.11%
Allowance for Loan Losses to Non-Performing Loans	135.62%	1680.55%	3213.59%	361.19%	100.27%

Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	10.22%	9.92%	9.87%	9.20%	8.87%
Tier 1 Capital to Total Risk-weighted Assets	12.11%	11.77%	12.01%	11.34%	9.90%
Total Capital to Total Risk-weighted Assets	13.33%	12.98%	13.50%	13.30%	10.88%

(1)	Net income divided by average shareholders’ equity.
(2)	Net income divided by average total assets.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Dividends declared per share divided by net income per share.
(5)	Average equity divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2007 and December 31, 2006, and the results of operations for each of the years in the three-year period ended December 31, 2007. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; deferred loan origination costs, which are estimated pursuant to an annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated in like amount to each new loan based on loan type, but can actually vary significantly for individual loans depending on the characteristics of such loans (deferred amounts are disclosed below in conjunction with salaries expense, under “Non-interest Revenue and Operating Expense”); income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually based on changes in the market capitalization of the Company and for which management has determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in footnote 2 (Significant Accounting Policies) to the financial statements contained herein, under the caption “Stock-Based Compensation.” Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Summary of Performance

The Company has increased net income in 24 of the last 25 years. Net income in 2007 was $21.0 million, an increase of $1.8 million, or 10%, over the $19.2 million in net earnings achieved in 2006. Net income in 2006 was $3.0 million higher than 2005 net earnings of $16.2 million. Net income per basic share was $2.17 for 2007, as compared to $1.96 in 2006 and $1.66 in 2005. The Company’s Return on Average Assets was 1.74% and Return on Average Equity was 22.28% in 2007, as compared to 1.70% and 22.75%, respectively for 2006, and 1.59% and 21.47%, respectively in 2005.

The following are major factors impacting the Company’s results of operations in recent years:

•

While the increase in net interest income was minimal in 2007, solid growth in net interest income made a major contribution to higher net income in 2006. Average interest-earning assets were 7% higher in 2007 than in 2006, but the lift in net interest income that was created by higher earning assets was almost completely offset by net interest margin compression, thus net interest income increased by less than 1%. Our net interest margin was 33 basis points lower in 2007 than in 2006, primarily because average non-interest bearing deposits were $21 million lower, and because our cost of interest-bearing liabilities was negatively impacted by market interest rate fluctuations, a shift to higher-cost deposits, and a more competitive market for deposits. In contrast to the relatively weak growth in 2007, net interest income grew by $4.8 million, or 10%, in 2006 relative to 2005. That increase was largely driven by growth in average interest-earning assets, which increased by $103 million, or 11%, in 2006 compared to 2005. The favorable effect of this growth on net interest income in 2006 was offset in part by the impact of interest rate changes and relatively lackluster core deposit growth.

•

Our provision for loan losses was $599,000 lower in 2007 than in 2006, a decline of 16%, but was $701,000 higher in 2006 than in 2005, representing an increase of 22%. A significant increase in non-performing assets and a higher level of charge-offs are factors that might lead to expectations of a higher loan loss provision in 2007. The provision actually declined in 2007, however, due to the sale of our credit card portfolio and release of the associated loan loss allowance, significantly slower growth in loans, and a higher level of recoveries in 2007. The increase in 2006 was the result of the $147 million increase in gross outstanding loan balances during 2006, as well as an increased allocation for certain classified loans.

•

Non-interest income increased by $3.7 million, or 33%, in 2007 relative to 2006, and by $2.0 million, or 21%, in 2006 compared to 2005. The most significant factor in the Company’s profit improvement in 2007 is service charges on deposits, which increased by $1.7 million, or 29%, relative to 2006. The increase is primarily attributable to 19% net growth in the number of transaction accounts during 2007. A one-time gain on the sale of our credit card portfolio in the second quarter of 2007 also had a major impact on the Company’s financial results, causing loan sale income to increase by over $1.5 million in 2007 relative to 2006. The increase in non-interest income in 2006 relative to 2005 is due in part to the impact of non-recurring items, but comes mainly from strong increases in service charges on deposits, check card interchange fees, and operating lease income.

•

Operating expense increased by $2.1 million, or 6%, in 2007 in comparison to 2006, and by $1.2 million, or 4%, in 2006 over 2005. Salaries and benefits accounted for more than half of the 2007 increase in operating expense, rising by $1.1 million, or 7%, mainly because of normal annual salary adjustments and staffing costs associated with our new Delano branch. Occupancy expense actually dropped slightly for 2007 due to lower depreciation expense on furniture, fixtures and equipment, and a reduction in property taxes stemming from one-time refunds received in 2007. Non-interest expenses comprising the “Other” line item under “Other operating expense” on our consolidated statements of income were a combined $1.1 million higher in 2007 than in 2006, an increase of 10%. Much of that increase was in marketing expense, which was up by over 68% due to deposit-focused initiatives put in place at the beginning of 2007. Several non-recurring items totaling over $600,000 also affected the “Other” category, as explained below in detail under “Non-interest Revenue and Operating Expense.” For 2006, the increase in salaries and benefits comprises almost the entire increase in total operating expense relative to 2005. The $1.1 million, or 7%, increase in salaries and benefits in 2006 includes $314,000 in stock option expense for which recognition was not required in previous years.

The following summarizes additional key information relating to our current financial condition:

•

Total assets increased by only $19 million, or 2%, during 2007. Gross loans and leases increased by $37 million for the year, an increase of 4% due primarily to organic growth in real-estate loans and commercial loans and leases. Loan growth for the year was negatively impacted by the sale of our credit card portfolio in June 2007. Prior to the sale, we had close to $3 million in business credit card balances that were included in commercial loans and over $8 million in consumer credit card balances. The net increase in loans was partially offset by a drop of $9 million, or 16%, in cash and due from banks; a drop of $5 million, or 3%, in investment securities; and a decline of over $6 million in fed funds sold, which fell to zero. The lower balance of cash and due from banks is the result of a reduction in cash items in process of collection, while the drop in investment securities is due to prepayments and maturing balances.

•

Non-performing assets increased by almost $9 million during 2007, ending the year at $9.6 million. Foreclosed assets represent $556,000 of the balance at December 31, 2007. The remaining $9.1 million of the year-end 2007 non-performing balance is in the form of non-accruing loans, with $7.6 million of that balance secured by real estate and $895,000 guaranteed by the U.S. Government. Specific reserves have been allocated for all non-accruing loans based on a detailed analysis of expected cash flows for each loan, and all non-performing and substandard assets are being actively managed.

•

Total deposits declined by $18 million, or 2%, in 2007, inclusive of a $25 million drop in wholesale-sourced brokered deposits. We experienced a difficult year for deposits in 2007, with branch-generated deposits increasing by only $7 million and lower-cost deposits migrating into higher-cost deposits. Core deposits actually declined by $6 million over the course of the year. A positive development during 2007 was a net increase of close to 7,000 transaction accounts, which contributed to the rise in non-interest income.

•

Total non-deposit borrowings grew by $28 million in 2007, increasing to 24% of total liabilities at the end of 2007 from 21% at the end of 2006. Federal Home Loan Bank (FHLB) borrowings were used to replace maturing brokered deposits in the fourth quarter of 2007 because of a change in pricing dynamics, and were also used to fund that portion of annual asset growth not covered by the increase in branch deposits. Our net loans to total deposits ratio rose to 107% at the end of 2007 from 101% at the end of 2006 due to the runoff of brokered deposits and the increase in wholesale funding. Despite this development, we feel that we still have ample sources of liquidity to fund expected loan growth even if anticipated retail deposit increases don’t materialize.

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

Net Interest Income and Net Interest Margin

Net interest income was $56.1 million in 2007, compared to $55.6 million in 2006 and $50.8 million in 2005. This represents an increase of 1% in 2007 over 2006, and an increase of 10% in 2006 over 2005. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.

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

Distribution, Rate & Yield

	Year Ended December 31,
	2007(a)			2006(a)			2005(a)
(dollars in thousands)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)
Assets
Investments:
Federal Funds Sold/Due from Time	$1,032	$51	4.94%	$765	$34	4.44%	$4,314	$136	3.15%
Taxable	$131,888	$6,072	4.60%	$141,747	$6,294	4.44%	$164,490	$6,526	3.97%
Non-taxable	$55,305	$2,230	6.20%	$50,941	$2,040	6.16%	$37,526	$1,507	6.08%

Total Investments	$188,225	$8,353	5.08%	$193,453	$8,368	4.89%	$206,330	$8,169	4.34%

Loans and Leases:(c)
Agricultural	$11,339	$929	8.19%	$10,950	$932	8.51%	$11,257	$1,471	13.07%
Commercial	$138,193	$12,875	9.32%	$136,946	$12,886	9.41%	$123,351	$9,646	7.82%
Real Estate	$674,793	$58,166	8.62%	$600,047	$51,839	8.64%	$506,991	$39,514	7.79%
Consumer	$55,935	$5,719	10.22%	$53,790	$5,115	9.51%	$50,506	$4,144	8.20%
Consumer Credit Cards	$3,511	$384	10.94%	$8,819	$829	9.40%	$8,414	$851	10.11%
Direct Financing Leases	$17,883	$1,125	6.29%	$13,110	$809	6.17%	$5,020	$340	6.77%
Other	$1,392	$—	0.00%	$379	$—	0.00%	$2,463	$—	0.00%

Total Loans and Leases	$903,046	$79,198	8.77%	$824,041	$72,410	8.79%	$708,002	$55,966	7.90%

Total Interest-Earning Assets(e)	$1,091,271	$87,551	8.13%	$1,017,494	$80,778	8.05%	$914,332	$64,135	7.10%

Other Earning Assests	$8,432			$7,823			$6,188
Non-Earning Assets	$111,399			$105,979			$98,213

Total Assets	$1,211,102			$1,131,296			$1,018,733

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$77,880	$302	0.39%	$65,234	$69	0.11%	$68,502	$63	0.09%
Savings	$56,840	$298	0.52%	$68,133	$358	0.53%	$72,903	$383	0.53%
Money Market	$136,609	$4,078	2.99%	$125,344	$2,947	2.35%	$114,171	$821	0.72%
TDOA’s, and IRA’s	$24,123	$913	3.78%	$23,399	$780	3.33%	$22,267	$481	2.16%
Certificates of Deposit < $100,000	$120,540	$5,343	4.43%	$96,050	$3,595	3.74%	$86,734	$2,155	2.48%
Certificates of Deposit > $100,000	$222,483	$10,795	4.85%	$182,380	$8,059	4.42%	$159,579	$4,781	3.00%

Total Int.-Bearing Deposits	$638,475	$21,729	3.40%	$560,540	$15,808	2.82%	$524,156	$8,684	1.66%
Borrowed Funds:
Federal Funds Purchased	$19,211	$1,019	5.30%	$13,235	$675	5.10%	$690	$28	4.06%
Repurchase Agreements	$24,070	$169	0.70%	$24,281	$161	0.66%	$28,772	$110	0.38%
Short Term Borrowings	$127,115	$5,888	4.63%	$92,106	$4,307	4.68%	$25,357	$824	3.25%
Long Term Borrowings	$10,907	$350	3.21%	$32,674	$975	2.98%	$60,564	$1,501	2.48%
TRUPS	$30,928	$2,280	7.37%	$38,385	$3,205	8.35%	$31,013	$2,185	7.05%

Total Borrowed Funds	$212,231	$9,706	4.57%	$200,681	$9,323	4.65%	$146,396	$4,648	3.17%

Total Int.-Bearing Liabilities	$850,706	$31,435	3.70%	$761,221	$25,131	3.30%	$670,552	$13,332	1.99%
Demand Deposits	$249,103			$270,183			$260,661
Other Liabilities	$16,954			$15,530			$12,089
Shareholders’ Equity	$94,339			$84,362			$75,431

Total Liab. and Shareholders’ Equity	$1,211,102			$1,131,296			$1,018,733

Interest Income/Earning Assets			8.13%			8.05%			7.10%
Interest Expense/Earning Assets			2.88%			2.47%			1.46%

Net Interest Margin(d)		$56,116	5.25%		$55,647	5.58%		$50,803	5.64%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan Fees were $1,633,356, $2,395,610, and $2,171,360 for the years ended December 31, 2007, 2006, and 2005 respectively. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets (tax-equivalent).
(e)	Non-accrual loans have been included in total loans for purposes of total interest earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance multiplied by the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance.

Volume & Rate Variances

	Years Ended December 31,
	2007 over 2006				2006 over 2005
	Increase (decrease) due to				Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Rate/Vol	Net	Volume	Rate	Rate/Vol	Net
Assets:

Investments:
Federal funds sold / Due from time	$12	4	1	$17	$(112)	56	(46)	$(102)
Taxable	$(438)	232	(16)	$(222)	$(902)	778	(108)	$(232)
Non-taxable(1)	$175	14	1	$190	$539	(4)	(2)	$533

Total Investments	$(251)	$250	$(14)	$(15)	$(475)	$830	$(156)	$199

Loans:
Agricultural	$33	(35)	(1)	$(3)	$(40)	(513)	14	$(539)
Commercial	$117	(127)	(1)	$(11)	$1,063	1,961	216	$3,240
Real Estate	$6,457	(116)	(14)	$6,327	$7,253	4,286	786	$12,325
Consumer	$204	385	15	$604	$269	659	43	$971
Credit Cards	$(499)	136	(82)	$(445)	$41	(60)	(3)	$(22)
Direct Financing Leases	$294	16	6	$316	$548	(30)	(49)	$469
Other	$—	—	—	$—	$—	—	—	$—

Total Loans and Leases	$6,606	$259	$(77)	$6,788	$9,134	$6,303	$1,007	$16,444

Total Interest Earning Assets	$6,355	$509	$(91)	$6,773	$8,659	$7,133	$851	$16,643

Liabilities

Interest Bearing Deposits:
NOW	$13	184	36	$233	$(3)	9	—	$6
Savings Accounts	$(59)	(1)	—	$(60)	$(25)	—	—	$(25)
Money Market	$265	795	71	$1,131	$81	1,863	182	$2,126
TDOA’s & IRA’s	$24	106	3	$133	$25	261	13	$299
Certificates of Deposit < $100,000	$917	662	169	$1,748	$232	1,091	117	$1,440
Certificates of Deposit > $100,000	$1,772	790	174	$2,736	$683	2,271	324	$3,278

Total Int. Bearing Deposits	$2,932	$2,536	$453	$5,921	$993	$5,495	$636	$7,124

Borrowed Funds:
Federal Funds Purchased	$305	27	12	$344	$509	7	131	$647
Repurchase Agreements	$(1)	9	—	$8	$(17)	81	(13)	$51
Short Term Borrowings	$1,637	(41)	(15)	$1,581	$2,169	362	952	$3,483
Long Term Borrowings	$(650)	74	(49)	$(625)	$(691)	306	(141)	$(526)
TRUPS	$(623)	(375)	73	$(925)	$519	404	97	$1,020

Total Borrowed Funds	$668	$(306)	$21	$383	$2,489	$1,160	$1,026	$4,675

Total Int. Bearing Liabilities	$3,600	$2,230	$474	$6,304	$3,482	$6,655	$1,662	$11,799

Net Interest Income	$2,755	$(1,721)	$(565)	$469	$5,177	$478	$(811)	$4,844

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $2.8 million to net interest income in 2007 relative to 2006. The positive volume variance is mainly due to growth in average earning assets, as shown in the Average Balances and Rates table. Average interest-earning assets were $74 million higher in 2007 than in 2006, an increase of 7% resulting from growth of $79 million, or 10%, in average loan balances which was partially offset by a decline of $5 million, or 3%, in average investment balances. Average non-earning assets remained at 9% of total assets in 2007 relative to 2006, but average demand deposits declined to 21% of average assets in 2007 from 24% in 2006 with a corresponding increase in the proportion of interest-bearing liabilities. The volume variance was also negatively impacted by a shift on the liability side from lower-cost non-maturity deposits to higher-cost time deposits. The average balance of total interest-bearing deposits increased by $78 million, or 14%, in 2007 relative to 2006, with most of the increase coming in higher-cost deposit categories. Lower-cost NOW, savings, and money market deposits declined to 42% of average interest-bearing deposits in 2007 from 46% in 2006.

The rate variance for 2007 relative to 2006 was negative $1.7 million, because our weighted average yield on loans experienced a slight dip while most of our deposit categories display fairly significant rate increases. Part of the negative variance results from the reversal of $295,000 in accrued but unpaid interest for loans placed on non-accrual status in late 2007. Without this reversal, the weighted average yield on loans in 2007 would have been a basis point higher than the average yield for 2006. The most significant factors contributing to the unfavorable rate variance, however, have been the negative impact of market interest rate changes and competitive forces on our cost of interest-bearing liabilities, as described more thoroughly in the next paragraph. The result is a cost of interest-bearing deposits that is 58 basis points higher in 2007 than in 2006. This caused a 40 basis point increase in our weighted average cost of interest-bearing liabilities, relative to an 8 basis point increase in our yield on earning assets in 2007. The unfavorable rate variance would have been even greater if not for the Company’s large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. The Company’s net interest position averaged $256 million in 2006, the base period for the rate variance calculations, thus the yield increase for earning assets was applied to a substantially larger volume than the rate increase for interest-bearing liabilities.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.25% in 2007 as compared to 5.58% in 2006, a drop of 33 basis points. Our interest rate risk profile is currently relatively neutral in declining rate scenarios and displays slight exposure to rising rates, but the Company’s balance sheet was asset-sensitive for most of the last two years. An asset-sensitive balance sheet means that all else being equal, the Company’s net interest margin was negatively impacted when short-term interest rates were falling and favorably affected when rates were rising. In reality, short-term rates were rising for a period of about two years prior to the third quarter of 2006, and remained relatively stable thereafter until the Federal Reserve Board approved a decrease in the fed funds rate in September 2007. After rates stopped increasing in 2006, deposit rates, which typically lag when market interest rates are increasing, began to catch up to the increases experienced in earning asset yields when rates were rising and created compression in our net interest margin. Short-term market interest rates have been falling for the past several months, and our interest rate risk model currently shows that we should not be negatively impacted by declining rates. However, due to competitive pressures, deposit rates have been slow to follow the drop in market interest rates. Also contributing to pressure on our net interest margin has been a drop in average non-interest bearing deposits and relatively slow growth in lower-cost core deposits, which has necessitated the use of higher-cost funding options and caused relatively low-margin growth since mid-2006.

In 2006 relative to 2005, volume variances contributed $5.2 million to net interest income. The positive volume variance is mainly due to growth in average interest-earning assets, which were $103 million higher in 2006 than in 2005, an increase of 11%. The volume variance in 2006 was negatively impacted by a shift on the liability side from lower-cost deposits to higher-cost borrowed funds. The average balance of borrowed funds was $54 million higher in 2006 than in 2005, an increase of 37%, while average interest-bearing deposits increased by only $36 million, or 7%, for the same time periods. The addition of higher-cost short-term borrowings also impacted the rate variance, as evidenced by the 148 basis point increase in the cost of borrowed funds relative to only a 116 basis point increase in the cost of interest-bearing deposits for 2006 relative to 2005. Overall, the weighted average cost of interest-bearing liabilities increased by 131 basis points while the weighted average yield on interest-earning assets increased by only 95 basis points. This would have led to an unfavorable rate variance in 2006 relative to 2005 if not for the large net interest position, which again means that the increase in the weighted average rate on interest-bearing liabilities was applied to a much lower base than the increased yield on earning assets. There was, then, actually a favorable rate variance of $478,000 in 2006 over 2005. Our net interest margin was 5.58% in 2006 as compared to 5.64% in 2005, a drop of 6 basis points.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan and lease losses through charges to earnings, which are shown in the income statement as the provision for loan and lease losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan and lease loss provision is determined by conducting a periodic evaluation of the adequacy of the Company’s allowance for loan and lease losses, and charging the shortfall, if any, to current period expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan and Lease Losses”.

The Company’s provision for loan and lease losses was $3.3 million in 2007, $3.9 million in 2006, and $3.2 million in 2005. Despite increased reserves for non-performing assets and a $1.2 million increase in gross loan balances charged off, our loan loss provision was $599,000 lower in 2007 than in 2006 for the following reasons: Outstanding loan balances increased by only $37 million in 2007 but grew by $147 million in 2006, and the associated reserve for inherent losses was increased accordingly; the sale of the Company’s credit card portfolio in 2007 enabled the release of about $500,000 of the loan loss allowance that was allocated to those loans; and, principal recovered on previously charged-off balances, which is added back to the loan loss allowance, was $292,000 higher in 2007 than in 2006. The provision was higher in 2006 than in 2005 because of robust growth in loans and a higher degree of uncertainty (and corresponding loan loss allowance increase) with regard to certain classified loans. Furthermore, recoveries on previously charged off balances in 2005 exceeded recoveries in 2006 by $481,000.

Because the provision exceeded net charge-offs in 2007, the allowance for loan losses increased by $697,000 during the year, rising slightly to 1.33% of total gross loans and leases at the end of 2007 from 1.30% at the end of 2006. Subsequent to a thorough review of the allowance relative to the current size, composition and quality of the Company’s loan and lease portfolio, it has been judged by management to be adequate to absorb currently identified potential losses as well as any likely future losses.

Non-interest Revenue and Operating Expense

The following table sets forth the major components of the Company’s non-interest revenue and other operating expense, along with relevant ratios, for the years indicated:

Non Interest Revenue/Expense

(dollars in thousands, unaudited)	2007	% of Total	2006	% of Total	2005	% of Total
NON INTEREST REVENUE:
Service charges on deposit accounts	$7,794	52.31%	$6,049	53.95%	$5,575	60.22%
Credit card fees	$687	4.61%	$968	8.63%	$817	8.83%
Checkcard fees	$1,256	8.43%	$922	8.22%	$696	7.52%
Other service charges & fees	$2,842	19.07%	$2,756	24.58%	$2,283	24.66%
BOLI Income	$1,234	8.28%	$774	6.90%	$792	8.55%
Gains on sales of loans	$1,601	10.75%	$79	0.71%	$523	5.65%
(Loss) Gains on sale of investment securities	$14	0.09%	$9	0.08%	$(394)	-4.26%
(Loss) on tax credit investment	$(985)	-6.61%	$(940)	-8.38%	$(1,092)	-11.80%
Other	$457	3.07%	$595	5.31%	$58	0.63%

Total non-interest revenue	$14,900	100.00%	$11,212	100.00%	$9,258	100.00%
As a % of average interest-earning assets		1.37%		1.10%		1.01%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$17,861	49.64%	$16,770	49.55%	$15,648	47.95%
Occupancy costs
Furniture & Equipment	$3,009	8.36%	$3,228	9.54%	$3,192	9.78%
Premises	$3,466	9.63%	$3,277	9.68%	$2,964	9.08%
Advertising and Marketing Costs	$1,722	4.79%	$1,022	3.02%	$1,524	4.67%
Data Processing Costs	$1,147	3.19%	$1,427	4.22%	$1,194	3.66%
Deposit Services Costs	$2,094	5.82%	$1,811	5.35%	$1,303	3.99%
Loan Services Costs
Loan Processing	$209	0.58%	$297	0.88%	$281	0.86%
ORE Owned	$9	0.03%	$80	0.24%	$617	1.89%
Credit Card	$598	1.66%	$700	2.07%	$613	1.88%
Other loan services	$—	0.00%	$—	0.00%	$8	0.02%
Other Operating Costs
Telephone & data communications	$915	2.54%	$825	2.44%	$846	2.59%
Postage & mail	$559	1.55%	$380	1.12%	$315	0.98%
Other	$1,192	3.31%	$1,076	3.18%	$827	2.54%
Professional Services Costs
Legal & Accounting	$1,009	2.80%	$1,121	3.31%	$1,296	3.97%
Other professional service	$1,384	3.85%	$1,083	3.20%	$1,215	3.72%
Stationery & Supply Costs	$528	1.47%	$598	1.77%	$683	2.09%
Sundry & Tellers	$279	0.78%	$146	0.43%	$108	0.33%

Total other operating expense	$35,981	100.00%	$33,841	100.00%	$32,634	100.00%
As a % of average interest-earning assets		3.30%		3.32%		3.57%
Net non-interest income as a % of avg. interest-earning assets		-1.93%		-2.22%		-2.56%
Efficiency Ratio (tax-equivalent)		49.36%		49.63%		52.64%

Because of a strong increase in non-interest revenue, the Company’s tax-equivalent overhead efficiency ratio declined to 49.4% for 2007, relative to 49.6% for 2006 and 52.6% in 2005. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest plus non-interest income, with the provision for loan losses and investment gains and losses excluded from the equation.

Non-interest income increased by $3.7 million, or 33%, in 2007 relative to 2006, including a $1.7 million increase in service charges on deposit accounts and a $1.5 million increase in gains from the sale of loans. The Company’s 2006 results reflect an overall increase of $2.0 million in non-interest income, due in part to the impact of non-recurring items but mainly from strong increases in service charges on deposits, check card interchange fees, and operating lease income. Non-interest income increased to 1.37% of average interest-earning assets in 2007, from 1.10% in 2006 and 1.01% in 2005.

The categories itemized in the table above are indicative of the primary sources of non-interest operating revenue for the Company, including some non-recurring items. The $1.6 million gain from the sale of our credit cards was the only significant non-recurring income item in 2007. Items of a non-recurring nature that impacted non-interest income in 2006 include a $100,000 gain upon the outsourcing of merchant services to First Data and an $88,000 gain on a life insurance policy, both of which are included in “Other” non-interest revenue in the table above. Non-recurring items in 2005 include a $523,000 gain on the bulk sale of $21 million in residential mortgage loans, a $406,000 loss on the sale of investment securities resulting from a year-end repositioning of the portfolio, gains on the sale of OREO totaling $127,000 that are reflected in the “Other” category, and write-downs of our investment in Diversified Holdings, Inc. totaling $570,000 that are also included in “Other”. Mainly because of non-recurring items, the “Other” category dropped by $138,000, or 23%, in 2007, and increased by $537,000, or 926%, in 2006.

As noted above, service charges on deposit accounts, the largest component of other operating income, increased by $1.7 million, or 29%, in 2007 relative to 2006. The main reason for this increase was the net addition of almost 7,000 new transaction accounts during 2007, representing a 19% increase, along with adjustments to our schedule of fees and charges and the enhancement of deposit scoring and overdraft management capabilities. Service charges increased by $474,000, or 9% in 2006 primarily because of higher returned item and overdraft charges resulting from higher levels of activity. The Company’s ratio of service charge income to average transaction account balances (demand and interest-bearing NOW accounts) was 2.4% in 2007, 1.8% in 2006, and 1.7% in 2005. Despite this increase in service charges per transaction account balances, service charges declined as a percentage of total non-interest revenue in both 2007 and 2006 because of the impact of non-recurring items on total non-interest revenue.

Other service charges and fees constitute the second largest portion of non-interest income, with the principal components consisting of operating lease income, dividends received on restricted stock (primarily our equity investment in FHLB stock), currency order fees, late charge income, and ATM fees. Other service charges and fees totaled $2.8 million in both 2007 and 2006, up from $2.3 million in 2005. In 2007, the overall change relative to the prior year was minimal. In 2006, the largest year-over-year changes within this category were higher operating lease income and higher dividends received on FHLB stock. Other service charges and fees were 19% of total non-interest revenue in 2007, down from 25% in 2006 and 2005 because of the impact of non-recurring items on the total.

Credit card fees include credit card interchange fees and credit card annual fees as primary components. Credit card fees were $281,000 lower in 2007 than in 2006, a drop of 29% because of the sale of the credit card portfolio in June 2007. Despite the sale of all our credit card balances, we still receive a portion of the interchange and interest from credit cards issued in our name and thus credit card income is not expected to completely evaporate. These fees were only 5% of total non-interest income in 2007, down from 9% in 2006 and 2005.

Check card fees, consisting mainly of point of sale (POS) interchange fees, increased by $334,000 in 2007, due to increased usage and an increase in the number of cards outstanding associated with new transaction accounts. These fees increased $226,000, or 32%, in 2006, again due to an increase in the number of cards and higher usage per card. Check card fees have been increasing as a percentage of total non-interest revenue, and the increasing popularity of POS transactions leads us to believe that this access channel will continue to grow in importance. The number of active Sierra Check Cards now in use by retail account holders is 26,000, up from 22,000 at the end of 2006.

BOLI income increased by $460,000, or 59%, in 2007 relative to 2006, but declined by $18,000, or 2%, in 2006 compared to 2005. At December 31, 2007 the Company had $26.0 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition, as of the same date the Company had $2.0 million invested in “separate account” BOLI, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Much of the increase in BOLI income for 2007 is due to income from an additional $6 million investment in general account BOLI made in December 2006, but separate account BOLI income was also $145,000 higher. The decline in BOLI income in 2006 is the result of fluctuations in separate account BOLI income.

Income from loan sales was $1.6 million in 2007, $79,000 in 2006, and $523,000 in 2005. The $1.5 million increase in 2007 compared to 2006 is due to the sale of our credit card portfolio, as previously discussed. The 85% decline in 2006 relative to 2005 is due mainly to the gain on the first quarter 2005 sale of $21 million in residential mortgage loans. The Company still originates a limited number of residential mortgage loans (primarily those associated with its all-in-one “construction through permanent financing” product), but we have been holding most newly originated residential mortgage loans in our loan portfolio rather than selling them.

While there were negligible gains from the sale of investment securities in 2007 and 2006, the sale of approximately $13 million in underperforming investment securities in December 2005 resulted in a loss of $406,000, although this was partially offset by earlier gains on called securities and the net loss for 2005 was $394,000. In addition to non-recurring losses generated by investment portfolio activities, losses on our tax credit investments are also netted out of non-interest revenue and are shown as a separate line item in the table above because of their relative size. The losses represent our limited partnership allocation of net losses generated by the operations of low-income housing tax credit funds, and are an expected component of tax credit fund investments which is factored into our initial assessment of projected returns. The losses, which reduce the balance of tax credit fund investments shown in other assets, increased by $45,000 in 2007 relative to 2006 due in part to losses on additional investments in newly formed tax credit funds, although those losses were partially offset by favorable developments in the operations of properties comprising some of the other funds we have invested in. Losses declined by $152,000 in 2006 relative to 2005.

We turn now to a discussion of operating expense, which increased by $2.1 million, or 6%, in 2007 as compared to 2006. Total operating expense declined to 3.30% of average interest-earning assets in 2007, from 3.32% in 2006 and 3.57% in 2005. In 2006, total operating expense was up by only $1.2 million, or 4%, relative to 2005, primarily because a $502,000 drop in advertising and marketing expenses helped offset increases in other areas but also because non-recurring expenses had a slightly smaller impact in 2006.

The largest component of total operating expense, salaries and employee benefits, experienced year-over-year growth of $1.1 million in 2007 and $1.1 million in 2006, an increase of 7% for both years. In 2007, almost all of the increase was in salaries. Total employee benefits were up only negligibly in 2007, because increases in cross-sell incentive payments to employees, the Company’s 401(k) matching contribution to employees’ retirement accounts, accruals for earnings on deferred compensation balances, and group health insurance premiums were nearly offset by a $129,000 reduction in workers compensation insurance premiums and a $128,000 decline in salary continuation plan accruals. Salaries alone increased by over 8% in 2007 due to in large part to regular annual salary increases and staffing costs for the new Delano branch. The increase in salaries in 2007 also includes a $241,000 reduction in salaries attributable to successful loan originations, which are deferred from current expense and amortized as an adjustment to loan yields pursuant to FAS 91. FAS 91 deferrals increased in the latter part of the year because of a revision in our estimate of the personnel costs involved in each successfully-originated loan, pursuant to an annual review of such costs in August 2007, but that increase was not enough to offset the drop resulting from lower loan origination activity throughout the year. Salaries deferred pursuant to FAS 91 totaled $3.4 million in 2007, $3.7 million in 2006, and $3.4 million in 2005.

In analyzing the 2006 over 2005 change in salaries and benefits, salaries increased by $1.3 million, or 12%, due to regular annual pay increases, staff for new branches, the commencement of accruals for stock option expense, salaries for additional administrative support staff, and the impact of revised incentive compensation plans, all of which were partially offset by a $246,000 increase in FAS 91 deferrals. The cost of employee benefits fell by $186,000, or 4%, in 2006, due to a reduction in workers compensation premiums and declining salary continuation plan accruals.

Salaries and employee benefits were 50% of total operating expense in 2007 and 2006, compared to 48% in 2005. The number of full-time equivalent employees was 371 at the end of 2007, relative to 361 at the end of 2006 and 351 at the end of 2005.

Total rent and occupancy costs, including furniture and equipment expenses, declined by $30,000 in 2007 compared to 2006. We experienced typical inflationary increases in rent and other occupancy costs in 2007, along with costs associated with our Delano branch which opened in March 2007. However, these increases were offset by lower furniture and equipment depreciation, which was down by $406,000 because of some equipment and large fixtures which became fully depreciated during 2007. The year-to-date decline also includes a $105,000 drop in property taxes which resulted from one-time property tax refunds received in the first quarter of 2007 pursuant to re-assessments. The increase in 2006 was $349,000, or 6%, relative to 2005. Rent and occupancy costs were 18% of total operating expense in 2007, down from 19% in 2006 and 2005.

Advertising and marketing costs increased by $700,000, or 68%, in 2007, because of costs associated with our high-performance checking initiative targeting consumer deposits (as explained above, in “Recent Developments” under Part I Item 1), which was implemented at the beginning of 2007. A similar high-performance checking initiative was instituted for business accounts during the fourth quarter of 2007. Marketing expense declined by $502,000, or 33%, in 2006, in large part because of the discontinuation of a direct-mail marketing campaign run during 2005.

Data processing costs declined by $280,000 in 2007 relative to 2006, mainly because 2006 expenses include a non-recurring $358,000 early termination fee paid to Digital Insight in connection with our internet banking platform conversion. Data processing costs increased by $233,000, or 20%, in 2006 relative to 2005, again primarily because of the aforementioned early termination fee. Data processing costs would have increased even more in 2006 if not for the fact that Federal Reserve Bank processing charges were included in this category in 2005, but were moved to deposit services costs in 2006.

Deposit services costs were $283,000 higher in 2007 than in 2006, an increase of 16% resulting in part from a $125,000 increase in bulk filing losses attributable almost entirely to check fraud losses on a single business deposit account. This category also includes card re-issuance costs stemming from our debit card conversion in mid-November 2007, which caused debit card costs to increase by $105,000. Deposit costs increased by $508,000, or 39%, in 2006 relative to 2005, in large part because Federal Reserve Bank processing charges are in deposit services costs in 2006 but are reflected in data processing costs for 2005. These charges totaled $334,000 in 2006.

Loan services costs, including credit card expenses, costs associated with repossessed assets, and other loan processing costs, were down by $261,000, or 24%, in 2007. Part of this was a reduction in credit card expenses, which fell by $102,000 even though 2007 expenses include a $249,000 de-conversion fee associated with the credit card portfolio sale. Lower loan origination activity in 2007 also contributed to lower loan services costs. Non-recurring items in 2006, including $133,000 in OREO write-downs net of a $72,000 expense recovery, added to the decline in total loan services costs in 2007 relative to 2006. Loan services costs fell by $442,000, or 29% in 2006 relative to 2005, mainly because of $550,000 in OREO write-downs included in 2005 expenses.

The “other operating costs” category, which includes telecommunications, postage, and other miscellaneous costs, totaled $2.7 million in 2007, $2.3 million in 2006, and $2.0 million in 2005. Telecommunications expense increased by $90,000, or 11%, in 2007, due to the addition of equipment for the new branch and the enhancement of equipment and circuit redundancy for the entire Company. That category fell slightly in 2006 as the result of a more efficient telecommunications configuration. Postage and mailing costs increased by $179,000, or 47%, in 2007, due to additional mailings associated with compliance disclosures and our debit and credit card conversions. The $65,000 increase in postage in 2006 offsets a decline of similar magnitude in 2005, due primarily to the timing of payments. Other miscellaneous operating expenses increased by $116,000, or 11%, in 2007, and by $249,000, or 30% in 2006. The increase in 2007 was driven by higher costs related to education and training. The increase in 2006 was mainly due to higher depreciation on operating leases, resulting from an increasingly larger volume of leasing business.

Legal and accounting costs fell by $112,000 in 2007, following on the heels of an even larger decline of $175,000 in 2006. The reduction in 2007 stems mainly from fewer audit hours spent reviewing and testing SOX 404 internal controls. The reduction in 2006 is due in part to a non-recurring legal recovery of $76,000. The cost of other professional services increased by $301,000, or 28%, in 2007, but fell by $132,000, or 11% in 2006. The increase in 2007 is mainly the result of $249,000 in consulting costs related to our debit card and EFT processing conversion, but also includes an increase in accruals for directors’ retirement plans and for earnings on directors’ deferred fee plans. The drop in 2006 was due to lower accruals for directors’ retirement plans.

Income Taxes

The Company’s provision for federal and state income taxes was $10.8 million in 2007, $10.0 million in 2006, and $8.1 million in 2005. This represents 34% of income before taxes in 2007 and 2006, and 33% in 2005. The accrual rate increased slightly in 2006 largely because stock option expense, which wasn’t recognized in operating results in prior years, is not allowed as a tax deduction.

The Company sets aside its provision for income taxes on a monthly basis. As indicated in Note 9 in the Notes to the Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $2.2 million in federal tax-exempt income in 2007, $2.0 million 2006, and $1.5 million in 2005. Although not reflected in the investment portfolio, the company also has total investments of $13.8 million in low-income housing tax credit funds as of December 31, 2007, including a $3 million investment commitment made in August 2007. These investments have generated substantial tax credits for the past few years, with about $1.5 million in credits available for the 2007 tax year and $1.3 million in tax credits realized in 2006. The investments are expected to generate an additional $12.4 million in aggregate tax credits from 2008 through 2019; however, the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2007, the Company had a net deferred tax asset of $3.3 million.

Financial Condition

A comparison between the summary year-end balance sheets for 2003 through 2007 was presented in the table of Selected Financial Data (see Item 6 above). As indicated in that table, the Company’s total assets, loans, and shareholders’ equity have grown each year for the past four years. Total assets grew by only $19 million, or 2%, during 2007 for the following reasons: Growth in loans totaled only $37 million, or 4%, due to the sale of $11 million in credit card balances and declining loan origination activity; cash and due from banks fell by $9 million; fed funds sold declined by $6 million; and investment securities were down by $5 million. Asset growth in 2006 was quite robust, with total assets increasing by $162 million, or 15%, due to growth in loans. The Company experienced its most pronounced growth in assets during 2004, with total assets increasing by $196 million, or 24%, due to a $100 million leverage strategy implemented by the Company that year and strong organic loan growth. Assets increased by only $55 million, or 6%, in 2005, because of the sale of $21 million in mortgage loans and the prepayment of an $8 million loan participation.

Deposit growth has generally lagged behind asset growth in recent years. Nevertheless, deposits increased by varying amounts from 2004 through 2006, but declined by $18 million in 2007 due to the runoff of $25 million in wholesale-sourced brokered deposits. Growth in branch-generated deposits was about $7 million in 2007. Branch deposits increased at an almost identical rate in 2006, since $45 million of the $53 million increase in aggregate deposits in 2006 came from an increase in wholesale-sourced brokered deposits. In 2005, deposits grew at a strong 10% pace, increasing by $73 million relative to the $55 million increase in assets that year.

Significant changes in the relative size of balance sheet components in 2007 include net loans and leases, which increased to 74% of total assets at the end of 2007 from 72% at the end of 2006. On the liability side, deposits declined to 75% of total liabilities at December 31, 2007 from 77% at December 31, 2006, with an offsetting increase in other borrowed money, which increased to 24% of total liabilities at the end of 2007 from 21% at the end of 2006. Within deposits, non-interest bearing deposits declined to 29% of total deposits at the end of 2007 from 32% at the end of 2006. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

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

As noted above, loan and lease balances grew at a faster pace than total assets during 2007, and thus increased as a percentage of the total. Since loans also grew at a faster rate than deposits, the ratio of net loans and leases to deposits increased to 107% at the end of 2007 from 101% at the end of 2006. Presumably because of the weakening economy, demand for loans has softened somewhat in many of our market areas. Competition has thus intensified, and to help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans without compromising credit quality.

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2003 through 2007, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth the Company’s gross loans and leases outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs, nor is the allowance deducted.

Loan and Lease Distribution

	As of December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Agricultural	$13,103	$13,193	$9,898	$13,146	$13,693
Commercial and Industrial	$117,183	$113,644	$100,545	$100,042	$93,287
Real Estate:
Secured by Commercial/Professional Office Properties including Const. and Development	$457,236	$420,973	$363,094	$336,065	$306,635
Secured by Residential Properties	$187,267	$177,448	$128,735	$126,241	$98,891
Secured by Farmland	$51,607	$53,668	$45,353	$37,648	$25,281
Held for Sale	$—	$—	$—	$440	$513

Total Real Estate	$696,110	$652,089	$537,182	$500,394	$431,320
Small Business Administration loans	$20,366	$25,946	$24,190	$21,547	$21,964
Consumer Loans	$54,731	$54,568	$51,006	$48,992	$41,106
Direct Financing Leases	$23,140	$20,150	$10,138	$3,490	$792
Consumer Credit Cards	$—	$8,418	$8,401	$8,665	$8,519

Total Loans and Leases	$924,633	$888,008	$741,360	$696,276	$610,681

Percentage of Total Loans and Leases
Agricultural	1.42%	1.49%	1.34%	1.89%	2.24%
Commercial and Industrial	12.67%	12.80%	13.56%	14.37%	15.27%
Real Estate:
Secured by Commercial/Professional Office Properties including Const. and Development	49.45%	47.41%	48.98%	48.27%	50.21%
Secured by Residential Properties	20.26%	19.98%	17.36%	18.13%	16.20%
Secured by Farmland	5.58%	6.04%	6.12%	5.41%	4.14%
Held for Sale	0.00%	0.00%	0.00%	0.06%	0.08%

Total Real Estate	75.29%	73.43%	72.46%	71.87%	70.63%
Small Business Administration loans	2.20%	2.92%	3.26%	3.09%	3.60%
Consumer Loans	5.92%	6.14%	6.88%	7.04%	6.73%
Direct Financing Leases	2.50%	2.27%	1.37%	0.50%	0.13%
Consumer Credit Cards	0.00%	0.95%	1.13%	1.24%	1.40%

	100.00%	100.00%	100.00%	100.00%	100.00%

As displayed in the table, aggregate loan and lease balances increased by $314 million, or 51%, from the end of 2003 to the end of 2007. The Company’s branches and other business units generated the bulk of that growth. Overall, loan demand in the Company’s immediate market has been weighted toward loans secured by real estate. Real estate loans secured by commercial and professional buildings increased by $36 million, or 9%, in 2007, while loans secured by residential properties increased by $10 million, or 6%. Within loans secured by residential properties, home equity loans and lines actually declined by about $7 million, while permanent mortgage loans increased by $17 million. Loans secured by commercial properties was the only category within real estate loans to change significantly as a percentage of total loans in 2007, increasing to 49% of total loans at the end of 2007 from 47% at the end of 2006.

Agricultural production loan balances fluctuated during the year due to varying seasonal needs, but ended 2007 with about the same balance as at the end of 2006. Even though the balance didn’t change much, ag production loans have been trending downward as a percentage of total loans. The Company has, to some extent, withdrawn from financing production lines, where year-to-year cash flow variations can impede the ability of borrowers to meet contractual repayment terms. With uncertain commodity prices some of our borrowers have experienced declining equity in farming operations, and many are selling farm land for alternate uses such as housing and commercial development. The Company also originates and sells agricultural mortgage loans to certain investors, and the volume of agricultural mortgage loans serviced totaled $7 million as of December 31, 2007. Total loans serviced for others numbered 31 with an aggregate balance of $12 million as of the end of 2007, as compared to 44 loans with an aggregate balance of $17 million at the end of 2006.

Commercial and industrial loans, including SBA loans, fell by a combined $2 million, or 1%, in 2007, due primarily to the sale of approximately $3 million in commercial credit card balances and $6 million runoff in our SBA portfolio. The SBA runoff was the result of a relatively high level of prepayments and lower SBA loan origination activity, which slowed during the latter part of 2007 due to the challenging economic environment. The Company has increased its emphasis on SBA loans and we anticipate stronger growth in this area in 2008, although no assurance can be provided in that regard. The growth rate for commercial and industrial loans, in general, has lagged growth in the aggregate loan portfolio, as evidenced by the drop in commercial loans to 15% of total loans at the end of 2007 from 19% at the end of 2003. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and this segment of the portfolio has struggled for growth as the local market has become increasingly competitive. Potential business has been passed over in some instances, and in others the Company has taken real estate collateral as an abundance of caution, which causes the loans to be classified as commercial real estate. Direct finance leases are also a form of secured commercial credit, and are an increasingly popular option for our business customers. Part of the reason for relatively slow growth in commercial loans is because of growth in direct finance leases, which increased by $3 million, or 15%, in 2007 and are now 3% of total loans and leases.

The consumer loans category represented 6% of total loans and leases outstanding at the end of both 2007 and 2006. These balances, which consist primarily of automobile loans and unsecured lines of credit, grew by less than 1% in 2007. As discussed earlier, credit card loans were sold during the year, with consumer credit card balances dropping to zero at the end of 2007 from over $8 million at the end of 2006.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2007, including non-accruing loans. The maturity distribution is grouped by remaining scheduled principal payments that are due within three months, after three months but less than one year, after one but within five years, or after five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories.

Loan and Lease Maturity Distribution

	As of December 31, 2007
(dollars in thousands)	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$2,276	$9,764	$1,063	$—	$13,103	$616	$447
Comm’l and Industrial (1)	$9,632	$42,052	$61,703	$24,162	$137,549	$38,716	$47,149
Real Estate	$65,528	$55,724	$118,818	$456,040	$696,110	$219,685	$355,173
Consumer Loans	$3,177	$5,072	$21,610	$24,872	$54,731	$21,090	$25,392
Direct Financing Leases	$—	$200	$17,165	$5,775	$23,140	$—	$22,940

TOTAL	$80,613	$112,812	$220,359	$510,849	$924,633	$280,107	$451,101

(1)	Includes Small Business Administration Loans

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, and a $160,000 reserve for unfunded commitments is reflected as a liability in the Company’s consolidated balance sheet at December 31, 2007. Total unused commitments to extend credit were $208 million at December 31, 2007, as compared to $301 million at December 31, 2006. Net of credit card lines available, which were eliminated with the sale of the credit card portfolio in 2007 but stood at $40 million at December 31, 2006, unused commitments represented 23% and 29% of outstanding gross loans and leases at December 31, 2007 and 2006, respectively. The Company’s stand-by letters of credit totaled $22 million at December 31, 2007 and $29 million at December 31, 2006.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements in Item 8 herein.

Contractual Obligations

At the end of 2007, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$30,928,000	$—	$—	$—	$30,928,000
Operating lease obligations	$7,042,000	$962,000	$1,668,000	$1,399,000	$3,013,000
Other long-term obligations	$3,981,000	$2,918,000	$340,000	$47,000	$676,000

Total	$41,951,000	$3,880,000	$2,008,000	$1,446,000	$34,617,000

Non-performing Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of risk related to asset quality is focused primarily on loan quality. Banks have generally experienced their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

As a multi-community independent bank serving a specific geographic area, the Company must contend with unpredictable changes in the California and San Joaquin Valley markets, including the current real estate slump. Our credit risk is affected by external factors such as the level of interest rates, unemployment, general economic conditions, real estate values, and trends in particular industries or geographic markets. At times we have been affected by national and regional economic recessions, consumer bankruptcies, weather-related agricultural losses, and depressed prices for agricultural goods. Nevertheless, the San Joaquin Valley remains an ideal central location for distribution facilities serving most of California, and we have comparatively low-cost housing. These favorable factors have the potential to stimulate growth and mitigate some of the effects of the current slowdown, although our market areas are still being negatively impacted and our asset quality has suffered.

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and foreclosed assets, including other real estate owned (“OREO”). Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan or lease. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Non-performing Assets

	As of December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual Loans and Leases:(1)
Agricultural	$—	$—	$—	$—	$725
Commercial and Industrial	$75	$370	$—	$393	$2,370
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$6,976	$—	$—	$—	$116
Secured by Residential Properties	$666	$—	$—	$—	$260
Secured by Farmland	$—	$—	$—	$1,313	$1,920

TOTAL REAL ESTATE	$7,642	$—	$—	$1,313	$2,296
Small Business Administration loans	$1,174	$262	$288	$255	$787
Consumer Loans	$161	$57	$21	$168	$284
Credit Cards	$—	$—	$—	$19	$15
Direct Financing Leases	$—	$—	$—	$—	$—

SUBTOTAL	$9,052	$689	$309	$2,148	$6,477

Loans and leases 90 days or more past due & still accruing: (as to principal or interest)
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	$—	$—	$—	$—	$—
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$—	$—	$—	$—	$—
Secured by Residential Properties	$—	$—	$—	$—	$—
Secured by Farmland	$—	$—	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—	$—	$—
Small Business Administration loans	$—	$—	$—	$280	$206
Consumer Loans	$—	$—	$—	$20	$—
Credit Cards	$—	$—	$—	$—	$—
Direct Financing Leases	$—	$—	$—	$—	$—

SUBTOTAL	$—	$—	$—	$300	$206

TOTAL NON-PERFORMING LOANS AND LEASES	$9,052	$689	$309	$2,448	$6,683

Other Real Estate Owned	$556	$—	$533	$2,524	$2,784

Total nonperforming assets	$9,608	$689	$842	$4,972	$9,467

Restructured loans and leases (2)	N/A	N/A	N/A	N/A	N/A
Nonperforming loans and leases as % of total gross loans and leases	0.98%	0.08%	0.04%	0.35%	1.09%
Nonperforming assets as a % of total gross loans and leases and other real estate owned	1.04%	0.08%	0.11%	0.71%	1.54%

(1)	Additional interest income of approximately $391,525 would have been recorded for the year ended December 31, 2007 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
(2)	A “restructured loan or lease” is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Total non-performing assets increased by $8.9 million during 2007 and ended the year at $9.6 million, with most of the increase coming in the fourth quarter. The aggregate balance of non-performing assets at the end of 2006 represents a drop of $153,000, or 18%, from year-end 2005 levels due to the sale of the Company’s last remaining OREO early in 2006. In 2005, non-performing assets fell $4.1 million, or 83%, from year-end 2004 levels. The main changes during 2005 were in loans secured by farmland, which were reduced by $1.3 million due to the sale of a non-accruing note, and OREO, which was reduced by $2.0 million. As might be expected by the large increase in non-performing balances in 2007, the ratio of non-performing assets to total gross loans plus OREO also rose, reaching 1.04% at the end of 2007 relative to 0.08% at the end of 2006 and 0.11% at the end of 2005. From a historical perspective, it should be noted that the ratio is still not as high as the 1.54% level reached at the end of 2003.

Foreclosed assets represent $556,000 of the non-performing asset balance at December 31, 2007, although an OREO property included in that total with a book value of $196,000 was sold during January 2008. The non-accruing loan balance of $9.1 million is comprised of $236,000 in unsecured commercial and consumer loans, $1.2 million in SBA loans which carry a 75% government guarantee, and $7.6 million in loans secured by real estate. The real estate loans include a $1.9 million acquisition and development loan, a $1.2 million commercial real estate loan, $3.6 million in construction loans, and loans secured by residential properties totaling $666,000. A large portion of the construction loans on non-accrual are also secured by properties that are ultimately slated for residential use. Specific reserves have been allocated for all non-accruing loans, based on a detailed analysis of expected cash flows for each loan. The reserve for SBA loans on non-accrual status does not include the guaranteed portion of the loans, since a loss is not probable for those balances.

An action plan is in place for each of our non-performing and foreclosed assets and they are all being actively managed, although we cannot provide assurance that all will be resolved in a timely manner or that non-performing balances will not increase further. Significant changes in non-performing assets subsequent to year-end include the sale of the $1.2 million non-performing commercial real estate loan referenced in the previous paragraph, with full recovery of principal. There are also four real estate loans totaling $432,000 for which the borrowers are being fully cooperative in restructuring efforts, due to relatively low loan to value ratios. If restructuring efforts are successful, delinquent principal and interest payments for those loans will be brought current. And, five loans totaling $1.7 million which were included in non-accruing loans at year-end have subsequently been acquired into OREO. The largest of those, a property on our books at $1.1 million, is currently in escrow.

While we had no subprime loans and only $14 million in so-called “stated income” loans on our books at December 31, 2007, we recognize that an increase in the dollar amount of non-accrual loans and leases is possible in the normal course of business as we expand our lending activities and as the credit climate changes. We also expect additional foreclosures as a last resort in the resolution of some problem credits.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At December 31, 2007, the allowance for loan and lease losses was $12.3 million, or 1.33% of gross loans, as compared to the $11.6 million allowance at December 31, 2006 which was 1.30% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at December 31, 2007.

We employ a systematic methodology for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed reviews of other loans either individually or in pools. While this methodology utilizes historical data, projected cash flows and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience.

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, the anticipated timing of collection of principal for nonperforming loans, fluctuations in loan balances, the rate of loan portfolio growth, and other factors. Quantitative factors also incorporate other known information about individual loans, including a borrower’s sensitivity to interest rate movements or other quantifiable external factors such as commodity prices or acts of nature (freezes, earthquakes, fires, etc.).

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. The way a particular loan might be structured, the extent and nature of waivers of existing loan policies, the results of bank regulatory examinations, and model imprecision are additional factors that are considered.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance For Loan Losses and Leases

	As of and for the years ended December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Balances:
Average gross loans and leases outstanding during period	$903,046	$824,041	$708,002	$636,598	$550,744

Gross loans and leases outstanding at end of period	$924,633	$888,008	$741,360	$696,276	$610,681

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,579	$9,330	$8,842	$6,701	$5,939

Provision Charged to Expense	$3,252	$3,851	$3,150	$3,473	$3,105

Charge-offs
Agricultural	$15	$—	$—	$60	$—
Commercial & Industrial Loans (1)	$666	$1,301	$2,864	$459	$1,491
Real Estate loans	$724	$—	$—	$—	$—
Consumer Loans	$1,636	$571	$494	$596	$542
Direct Financing Leases	$—	$4	$—	$—	$—
Credit Card Loans	$139	$344	$400	$402	$561
Overdrafts	$498	$213	$216	$254	$—

Total	$3,678	$2,433	$3,974	$1,771	$2,594

Recoveries
Agricultural	$—	$5	$747	$143	$34
Commercial & Industrial Loans (1)	$862	$439	$325	$95	$68
Real Estate loans	$77	$—	$2	$—	$—
Consumer Loans	$77	$253	$95	$120	$73
Direct Financing Leases	$—	$—	$—	$—	$—
Credit Card Loans	$50	$86	$88	$71	$76
Overdrafts	$57	$48	$55	$10	$—

Total	$1,123	$831	$1,312	$439	$251

Net Loan and Lease Charge-offs	$2,555	$1,602	$2,662	$1,332	$2,343

Balance at end of period	$12,276	$11,579	$9,330	$8,842	$6,701

Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	0.28%	0.19%	0.38%	0.21%	0.43%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.33%	1.30%	1.26%	1.27%	1.10%
Allowance for Loan and Lease Losses to Non-Performing Loans and Leases	135.62%	1680.55%	3019.42%	361.19%	100.27%
Net Loan and Lease Charge-offs to Allowance for Loan and Lease Losses at End of Period	20.81%	13.84%	28.53%	15.06%	34.96%
Net Loan and Lease Charge-offs to Provision for Loan and Lease Losses	78.57%	41.60%	84.51%	38.35%	75.46%

(1)	Includes Small Business Administration Loans.

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. Despite increased specific reserves for non-performing loans and increased general reserves for equity lines and unsecured credit lines, the Company’s provision for loan and lease losses was reduced by $599,000 in 2007 relative to 2006. As noted previously, the provision was lower because of the sale of the credit card portfolio, a higher level of recoveries and slower loan growth.

The level of net charge-offs to average loans and leases increased to 0.28% for 2007 in comparison to 0.19% for 2006. Gross loans charged off during 2007 increased by $1.2 million mainly because of a $1.1 million increase in unsecured consumer loans charged off. That number has escalated as economic growth has decelerated. Real estate loan charge-offs also increased by $724,000, mostly due to charged-off equity lines, and overdraft losses were $285,000 higher due to a higher level of overdraft activity. Partially offsetting those increases were a $205,000 drop in credit card charge-offs subsequent to the sale of the credit card portfolio, and a $635,000 decline in commercial loan charge-offs because prior-year commercial charge-offs include a single $443,000 loan. Net charge-offs were $953,000 higher in 2007 than in 2006, which is lower than the increase in gross charge-offs because loan recoveries were $292,000 higher in 2007. Most of the increase in loan recoveries is due to the recoupment of previously charged-off principal on a single commercial loan.

While evolving somewhat to incorporate a greater level of detail and sophistication in the past few years, our methodology for determining the adequacy of the Company’s allowance for loan and lease losses has, for the most part, been consistently followed. As we add new products and expand our geographic coverage, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio. We engage outside firms on a regular basis to independently assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California Department of Financial Institutions review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan and lease losses at December 31, 2007 was adequate to cover known and inherent risks in the portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that such factors will not result in increased losses in the loan and lease portfolio in the future.

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

Allocation of Loan and Lease Loss Allowance

	As of December 31,
	2007		2006		2005		2004		2003
(dollars in thousands)	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$911	1.42%	$1,496	1.49%	$64	1.34%	$442	1.89%	$351	2.24%
Comm’l and Industrial (2)	$1,808	14.87%	$1,470	15.72%	$2,295	16.82%	$4,421	17.46%	$2,728	18.87%
Real Estate	$8,294	75.29%	$6,866	73.43%	$5,918	72.46%	$2,211	71.87%	$2,721	70.63%
Consumer Loans	$1,018	5.92%	$1,077	6.14%	$467	6.88%	$884	7.04%	$719	6.73%
Direct Financing Leases	$245	2.50%	$212	2.27%	$71	1.37%	$177	0.50%	$—	0.13%
Consumer Credit Cards	$—	0.00%	$458	0.95%	$515	1.13%	$707	1.24%	$182	1.40%

TOTAL	$12,276	100.00%	$11,579	100.00%	$9,330	100.00%	$8,842	100.00%	$6,701	100.00%

(1)	Represents percentage of loans in category to total loans.
(2)	Includes Small Business Administration loans.

Investments

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, and overnight fed funds sold. Fed funds sold represent the investment of temporary excess liquidity with one or more correspondent banks. There were no fed funds sold as of December 31, 2007, but fed funds sold totaled $6 million at the end of 2006.

With a book value of $185 million at December 31, 2007, the investment portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes: 1) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; 2) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; 3) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and 5) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company uses two portfolio classifications for its investment portfolio: “held-to-maturity”, and “available-for-sale”. Accounting rules also allow a trading portfolio classification, but the Company has no investments that would be classified as such. The held-to-maturity portfolio can consist only of investments that the Company has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Since the Company does not have a trading portfolio, the available-for-sale portfolio is comprised of all securities not included as “held-to-maturity”. Even though management currently has the intent and the ability to hold the Company’s marketable investments to maturity, they are all currently classified as available-for-sale to allow maximum flexibility with regard to the active management of the Company’s investment portfolio. SFAS 115 requires available-for-sale securities to be marked to market on a periodic basis with an offset to accumulated other comprehensive income, a component of equity. Monthly adjustments are made to that account to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s investment portfolio is currently composed of: (1) U.S. Treasury and Agency issues for liquidity and pledging; (2) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (3) state, county and municipal obligations, which provide limited tax free income and pledging potential; and (4) other equity investments. The fourth category includes an equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency. The Company’s Board also recently approved an allocation of funds to be used to invest in the equity securities of other community banks, although no purchases had been consummated as of the end of 2007 and this is not expected to become a material component of the Company’s business in the near future. Securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law were $162 million and $167 million at December 31, 2007 and 2006, respectively.

Approximately $48 million of the investment portfolio at December 31, 2007 represents remaining balances from the $100 million leverage strategy implemented in April 2004. The leverage balances are funded in part by $27 million in fixed-rate FHLB borrowings obtained at the commencement of the leverage strategy, of which $5 million is currently classified as long term and $22 million represents balances that mature in April 2008. Short-term FHLB borrowings that are rolled over every 30 to 60 days make up the difference.

Total investment portfolio balances declined $5 million during 2007, with a $10 million drop in mortgage-backed securities partially offset by a $4 million increase in municipal securities and a $1 million increase in Agency securities. Investment portfolio balances also fell $3 million in 2006, with a $13 million drop in mortgage-backed securities partially offset by a $9 million increase in municipal securities and a $1 million increase in Agency securities. The decline in mortgage-backed securities over the past two years is due to prepayments on our leverage strategy bonds. Mortgage-backed securities have fallen to 58% of total investment securities at December 31, 2007, from 62% at the end of 2006 and 68% at the end of 2005. Longer-duration municipal bonds have increased in weighting over the last two years, to 31% of the total portfolio at the end of 2007 from 28% at the end of 2006 and 23% at the end of 2005, as a defensive measure to protect against falling bond rates. At December 31, 2007, the investment portfolio was 15% of total assets, as compared to 16% at the end of 2006 and 18% at the end of 2005.

As can be seen on the Distribution, Rate & Yield table presented in a previous section, the average tax-equivalent yield earned on total investments increased to 5.08% in 2007 from 4.89% in 2006. The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio - Available For Sale

	As of December 31,
	2007		2006		2005
(dollars in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Treasury securities	$698	$706	$501	$496	$504	$495
US Government agencies	18,613	18,831	18,035	17,879	17,360	17,143
Mortgage-backed securities	108,729	107,684	121,204	118,175	134,455	131,050
State & political subdivisions	57,242	57,688	53,387	53,713	44,477	44,977
Equity securities	6	8	6	9	6	11

Total Investment Securities	$185,288	$184,917	$193,133	$190,272	$196,802	$193,676

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2007. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities - Available For Sale

	As of December 31, 2007
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$199	3.02%	$507	4.70%	$—	—	$—	—	$706	4.22%
US Government agencies	2,992	4.11%	13,242	4.66%	2,597	5.51%	—	—	18,831	4.69%
Mortgage-backed securities	1,121	4.43%	102,271	4.60%	4,292	5.65%	—	—	107,684	4.64%
State & political subdivisions (1)	3,688	5.99%	17,533	5.88%	25,133	5.86%	11,334	6.08%	57,688	5.92%
Equity securities (2)	—	—	—	—	—	—	8	4.63%	8	4.63%

Total investment securities	$8,000		$133,553		$32,022		$11,342		$184,917

(1)	Yields are not adjusted for the tax benefits of non taxable income
(2)	Equity securities have no stated maturity but have been added to the after ten years, for ease of review.

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $44 million at the end of 2007 and $53 million at the end of 2006. Cash and due from banks comprised 4% of total assets at December 31, 2007 and December 31, 2006. These balances fluctuate frequently and by large amounts depending on the status of cash items in process of collection and cash on hand, thus period-end balances are not optimal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balance for 2007 was $38 million, down from $40 million in 2006 due to our conversion to electronic image presentment for checks sent for collection and the subsequent reduction in negative float. This balance is expected to increase further as we add more branches in the future.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the terms of the related lease, or the estimated useful lives of the improvements, whichever is shorter. Depreciation and amortization included in occupancy and equipment expense was $2.8 million for the year ended December 31, 2007 as compared to $3.1 million during 2006. Depreciation on equipment leased to others is reflected in other operating costs. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

	As of December 31,
	2007			2006			2005
(dollars in thousands)	Cost	Accumulated Depr. and Amortization	Net Book Value	Cost	Accumulated Depr. and Amortization	Net Book Value	Cost	Accumulated Depr. and Amortization	Net Book Value
Land	$2,329	$—	$2,329	$2,054	$—	$2,054	$2,054	$—	$2,054
Buildings	$11,358	$4,311	$7,047	$11,189	$3,929	$7,260	$10,287	$3,543	$6,744
Leasehold Improvements	$6,564	$1,935	$4,629	$5,336	$1,591	$3,745	$4,847	$1,568	$3,279
Construction in progress	$72	$—	$72	$443	$—	$443	$416	$—	$416
Furniture and Equipment	$20,075	$15,897	$4,178	$19,312	$14,836	$4,476	$18,949	$13,387	$5,562

Total	$40,398	$22,143	$18,255	$38,334	$20,356	$17,978	$36,553	$18,498	$18,055

The net book value of the Company’s premises and equipment increased by $277,000 in 2007, due to an increase in leasehold improvements associated with our new Delano branch. The net book value declined by $77,000 in 2006, since the net increase in accumulated depreciation more than offset capitalized costs associated with building and outfitting the new Bakersfield Riverlakes branch. The net book value of the Company’s aggregate premises and equipment was 1.5% of total assets at December 31, 2007 and December 31, 2006, and 1.7% at December 31, 2005.

Other Assets

Other assets increased by $2.3 million, or 3%, during 2007, and were about 6% of total assets at the end 2007 relative to 5% at the end of 2006. Significant changes in 2007 in the categories comprising other assets include the following: our investment in tax credit funds increased by $2.0 million, due to an additional $3.0 million commitment less pass-through losses recognized during the year; the net cash surrender value of BOLI increased by $1.5 million, due to $1.2 million in earnings for the year plus an increased investment in the separate account BOLI associated with deferred compensation plans; our net deferred tax asset declined by $1.7 million; our restricted stock balance increased $395,000; and accrued interest receivable was up by $171,000.

As noted above, the Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the FHLB. At December 31, 2007, the largest of the referenced investments is the Company’s $10.2 million investment in FHLB stock. This investment fluctuates from time to time based on the Company’s borrowing activity at the Federal Home Loan Bank, and as noted earlier increased in 2007 due to an increase in short-term borrowings.

The other assets category also includes low-income housing tax credit funds, which lower the Company’s tax liability through direct tax credits as well as partnership operating losses. Pass-through partnership losses from tax credit funds are charged against the Company’s investment in such funds, thus the investment has been written down from an aggregate original total of $18.4 million to $13.8 million at December 31, 2007. Even taking losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on most of these investments over their expected 15-year life is around 11%, although no guarantee can be provided that this level of return will ultimately be realized.

Another item included in other assets is an aggregate $28.0 million investment in bank-owned life insurance at December 31, 2007. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The expenses of certain benefit plans are offset by BOLI income.

At December 31, 2007, a $3.3 million net deferred tax asset is also an element of other assets. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for current-period taxes; therefore, the Company’s deferred tax assets typically exceeds its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Deposits

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and time deposits under $100,000. Information concerning the average balance and average rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin.

A comparative schedule of the distribution of the Company’s deposits at December 31st for each year from 2003 through 2007, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table:

Deposit Distribution

	As of December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Demand	$243,764	$281,024	$282,451	$235,732	$196,392
NOW	86,936	64,599	69,088	62,887	55,047
Savings	51,442	62,922	71,901	68,192	50,643
Money Market	126,347	115,266	107,045	137,545	130,804
TDOA’s & IRA’s	23,715	23,321	22,480	22,195	22,358
Time deposit < $100,000	118,799	110,233	90,639	84,576	100,128
Time deposits > $100,000	199,144	211,080	172,067	131,576	129,105

Total Deposits	$850,147	$868,445	$815,671	$742,703	$684,477

Percentage of Total Deposits
Demand	28.67%	32.36%	34.63%	31.74%	28.69%
NOW	10.23%	7.44%	8.47%	8.47%	8.04%
Savings	6.05%	7.25%	8.81%	9.18%	7.40%
Money Market	14.86%	13.27%	13.12%	18.52%	19.11%
TDOA’s & IRA’s	2.79%	2.68%	2.76%	2.99%	3.27%
Time deposit < $100,000	13.97%	12.69%	11.11%	11.39%	14.63%
Time deposits > $100,000	23.43%	24.31%	21.10%	17.71%	18.86%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Despite current deposit-oriented marketing initiatives, we experienced a challenging deposit environment in 2007, with relatively subdued growth in branch deposits and migration from non-interest demand deposits and low-cost savings accounts into higher-cost NOW accounts, money market accounts and time deposits. The Company’s total deposits declined by $18 million, or 2%, in 2007, due primarily to the replacement of $25 million in wholesale-sourced brokered time deposits with FHLB borrowings.

Branch-generated deposits thus increased by $7 million, although that net increase was due to growth in relatively costly time deposits over $100,000 (jumbo CD’s). Aggregate core deposit balances actually fell by $6 million, or 1%, in 2007, despite net growth of over 8,300, or 14%, in the absolute number of those accounts in response to our marketing initiatives. Our core deposit accounts increased in number to about 68,300 at the end of 2007 from around 60,000 at the end of 2006, but the average balance per core deposit account declined to about $9,500 at the end of 2007 from $10,900 at the end of 2006. Because of the drop in brokered deposits during 2007, core deposit balances increased slightly to 76% of total deposits at the end of 2007 from 75% at the end of 2006, although that ratio has been trending down over the past several years.

Among core deposit categories, non-interest bearing demand deposits dropped by $37 million, or 13%, falling to 29% of total deposits at the end of 2007 from 32% at the end of 2006. Furthermore, relatively low-cost savings account balances fell by $11 million, or 18%. NOW accounts, however, increased by $22 million, or 35%, and money market accounts increased by $11 million, or 10%. Time deposits under $100,000 also increased by $9 million, or 8%. Part of the increase in NOW accounts represents migration from non-interest bearing personal demand deposits, pursuant to aggressive marketing initiatives that increased awareness among current customers of our new account line-up and higher rates on NOW accounts. In addition, much of the increase in money market accounts represents dollars transferred from non-interest bearing business demand deposits, as the result of our money market sweep account for businesses that pays relatively aggressive rates.

Our deposit-focused marketing initiatives and the implementation of the money market sweep account had the primary goal of attracting new deposit accounts and balances to the Company, but they also represent defensive moves to retain current customers and some of the aforementioned cannibalization was expected. Furthermore, banks in general are experiencing the movement of lower-cost non-maturity deposit balances into higher-cost time deposits, and in many cases out of the banking system into brokerage accounts and online accounts, as customers have become increasingly aware of higher-yield alternatives. The migration of balances into higher-yielding deposits and systemic disintermediation have intensified local competition for deposits, which has in turn increased our cost of funds.

Non-core deposit changes include a $13 million increase in other jumbo time deposits and the previously noted decline in brokered deposits. The Company had a total of $55 million in wholesale brokered deposits on its books at December 31, 2007 and $80 million at year-end 2006. Maturities of these deposits are staggered over the next five months, and it is our intention to replace them with internally-generated branch deposits when possible.

The shift from lower-cost to higher-cost deposit balances and the overall stagnation in deposit growth experienced by the Company during 2007 appear to be typical for many financial institutions around the country, based on FDIC banking industry reports and other institution-specific data. Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin, but we also understand that merely growing at the same rate as the market is no longer sufficient. We will continue to focus on attracting deposits from other institutions and garnering a higher deposit market share through our ongoing High-Performance Checking initiatives. We also plan to utilize other aggressive sales efforts focused on our strong array of deposit products and services, including deposit sales specialists for each of our major markets. Furthermore, core deposit growth is a key component of our branch managers’ incentive goals. No assurance can be provided that these efforts will have the desired impact on core deposit growth, however.

The scheduled maturity distribution of the Company’s time deposits as of December 31, 2007 was as follows:

Deposit Maturity Distribution

	As of December 31, 2007
(dollars in thousands)	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total
Time Certificates of Deposits < $100,000	$71,493	$42,295	$17,940	$5,343	$1,021	$138,092
Other Time Deposits > $100,000	$95,932	$88,265	$16,853	$1,822	$694	$203,566

TOTAL	$167,425	$130,560	$34,793	$7,165	$1,715	$341,658

In addition to deposit liabilities obtained in local markets, the Company provides a cash management product to its commercial business customers. This product group is categorized as a non-deposit “sweep” account. Due to their overnight nature and because they are collateralized, the cost of these sweep accounts has generally been significantly lower than the Company’s interest rates for longer-term non-collateralized funds. At December 31, 2007, the Company’s balance sheet includes $22 million in repurchase agreements in short-term borrowings (see next section), secured by pledged investments held segregated from the Company’s securities portfolio, that represent such sweep accounts. At December 31, 2006, the Company’s financial statements reflected approximately $26 million in repurchase agreements. Migration from this category into the money market sweep account has occurred to some extent for companies that do not require collateralization of their deposits.

Other Borrowings

The Company utilizes other short-term borrowings to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances. In addition, short-term borrowings may be used to purchase additional investments, or when additional liquidity is required to support higher customer cash utilization. Short-term borrowings principally include overnight fed funds purchased, advances from the Federal Home Loan Bank of San Francisco (FHLB), and securities sold under repurchase agreements which were described more fully in the previous section. The details of these borrowings for the years 2007, 2006, and 2005 are presented below:

Short-term Borrowings

(dollars in thousands)	2007	2006	2005
Repurchase Agreements

Balance at December 31st	$22,082	$26,003	$26,791
Average amount outstanding	$24,070	$24,281	$28,772
Maximum amount outstanding at any month end	$27,492	$29,541	$31,038

Average interest rate for the year	0.70%	0.66%	0.38%

Fed funds purchased

Balance at December 31st	$17,000	$25,000	$—
Average amount outstanding	$19,211	$13,235	$690
Maximum amount outstanding at any month end	$78,789	$25,000	$10,600

Average interest rate for the year	5.30%	5.10%	4.06%

FHLB advances

Balance at December 31st	$193,000	$131,400	$41,070
Average amount outstanding	$127,115	$92,106	$25,357
Maximum amount outstanding at any month end	$197,000	$171,300	$56,900

Average interest rate for the year	4.63%	4.68%	3.25%

In addition to short-term borrowings, the Company had $5 million in long-term borrowings on its balance sheet at December 31, 2007, down from $27 million at December 31, 2006. The decline is due to $22 million that had a remaining maturity of more than one year at December 31, 2006, but which now matures within a year and has thus been reclassified as short-term. The long-term borrowings represent secured advances from the FHLB pursuant to the leverage strategy, and original maturities on these borrowings ranged from one year up to five years.

Capital Resources

At December 31, 2007, the Company had total shareholders’ equity of $99.5 million, comprised of $19.6 million in common stock, $80.1 million in retained earnings, and a $215,000 accumulated other comprehensive loss. Total shareholders’ equity at the end of 2006 was $90.4 million. The $9.1 million increase in shareholders’ equity is comprised of the following: a $3.5 million increase in common stock due primarily to additional capital relating to stock option exercises; a $4.2 million increase in retained earnings representing net income of $21.0 million, less $6.0 million in dividends paid and less the allocation to retained earnings of much of the cost of stock repurchases executed during the year; and a $1.4 million increase in accumulated other comprehensive income, representing the change in the unrealized loss on our investment securities, net of the tax impact, pursuant to rising market values. While the retention of earnings has been the Company’s main source of capital since 1982, the Company currently has a total of $30 million in trust preferred securities outstanding, issued through its unconsolidated wholly-owned subsidiaries, Sierra Statutory Trust II and Sierra Capital Trust III. Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long-term debt for financial statement purposes in accordance with generally accepted accounting principles. However, no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future.

The Company paid cash dividends totaling $6.0 million, or $0.62 per share in 2007, and $5.3 million, or $0.54 per share in 2006, representing 31% of the prior year’s earnings for 2007 and 33% for 2006. The Company anticipates paying future dividends of around 30% to 35% of the prior year’s net earnings, which is within the range of typical peer payout ratios. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. By definition, Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale, which are carried at fair market value. Tier 2 Capital includes preferred stock, the amount of trust preferred securities not includible in Tier 1 Capital, and the allowance for loan losses, subject to certain limitations. (For more details, see “Item 1, Business-Supervision and Regulation – Capital Adequacy Requirements” herein.)

At December 31, 2007, the Company had a total capital to risk-weighted assets ratio of 13.33%, a Tier 1 risk based capital ratio of 12.11%, and a leverage ratio of 10.22%. Because of relatively mild growth in risk-adjusted assets, these ratios increased relative to previous year-end ratios of 12.98% for total capital to risk-weighted assets, 11.77% for Tier 1 to risk-weighted assets, and 9.92% for leverage. Note 13 of the Notes to the Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. At December 31, 2007, on a stand-alone basis, the Bank had a total risk-based capital ratio of 13.28%, a Tier 1 risk-based capital ratio of 12.06%, and a leverage capital ratio of 10.17%. As of the end of 2007, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

Liquidity and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows, or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of on-balance sheet liquidity. Over-abundant balance sheet liquidity can negatively impact the net interest margin.

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in the communities in its service area and which have, historically, been a stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s net loan to deposit ratio increased significantly to 107% at the end of 2007 from 101% at the end of 2006, due to the fact that we experienced net growth in loans but our total deposits declined in 2007.

We also monitor the Company’s liquidity position with a “liquidity ratio” defined as net cash, non-pledged investment securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. This ratio was 16.8% at the end of December 2007 and 17.2% at the end of December 2006, well within the policy guideline of “over 10%”. Other liquidity measures are also monitored and reported to the Board on a monthly basis, including average loans to total assets, a net non-core funding dependence ratio, and a reliance on wholesale funding ratio. As of December 31, 2007, all of these ratios were within policy guidelines.

The unpledged portion of the Company’s investment portfolio is an integral component of liquidity management due to the relative ease with which many bonds can be sold. There were $23 million in unpledged marketable investments, and $27 million more in pledged securities in excess of actual needs, at the end of 2007 that could be sold for liquidity purposes if necessary. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs. In addition to available investment balances, other sources of balance sheet liquidity include $40 million in cash and due from banks and $16 million in the guaranteed portion of SBA loans. Standby funding sources include a formal secured borrowing line with the Federal Home Loan Bank that has availability of $26 million based on the current level of pledged real estate assets, informal unsecured short-term liquidity lines for overnight fed funds with certain correspondent banks totaling $113 million, and a $2 million secured line at the Federal Reserve Discount Window.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of December 31, 2007, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	$729	$957	$703	-$	1,031	-$	2,154	-$	3,504
% Change	+1.29%	+1.69%	+1.24%		-1.82%		-3.81%		-6.20%

The above profile illustrates that if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $1 million, or 1.82%, lower than net interest income in a flat rate scenario. The negative variance becomes more pronounced the greater the increase in interest rates. On the other hand, if there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $703,000, or 1.24%, higher than net interest income under a stable rate scenario. The variance does not change significantly in magnitude as the rate decline steepens.

In the past, the Company has generally been asset sensitive over a one-year time frame, meaning that interest-earning assets will re-price more quickly than interest-bearing liabilities and, all else being equal, the Company’s net interest margin will be lower when short-term rates are falling and higher when short-term rates are rising. Over the past year, however, our interest rate risk profile has changed because we have added more long-term fixed-rate loans to our loan mix, experienced runoff in non-interest DDA’s and disproportionate growth in rate-sensitive deposits, and shortened the duration of other borrowings. With the exception of the competitive pressures on deposit rates we have seen recently, our exposure to declining rates has been eliminated, but the gain in net interest income that we previously would have realized in rising rate scenarios has turned negative. This has made us effectively interest-rate neutral in declining rate scenarios, and slightly liability-sensitive in rising rate scenarios. We would be liability-sensitive in declining rate scenarios, as well, and would thus gain net interest income, if not for the fact that some of the Company’s variable deposit rates (on NOW accounts and savings accounts, for example) are relatively close to a natural floor of zero. If rates were to move down to a significant degree certain deposit rates would hit this floor, but earning asset yields would continue to fall and our net interest margin would likely experience significant compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. Another characteristic inherent in our interest rate risk profile was experienced in 2006, when rates leveled off after a period of increasing rates. Margin compression occurred after that, since the cost of rate-sensitive liabilities continued to rise even after yields on rate-sensitive earning assets stopped increasing.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE as of December 31, 2007, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$23,912	$20,190	$10,623	-$	13,219	-$	26,506	-$	42,016
% Change	+11.04%	+9.32%	+4.91%		-6.11		-12.24%		-19.40%

The slope of EVE under varying interest rate scenarios is substantially steeper than the slope for the Company’s net interest income simulations, due primarily to the fact that $508 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During the past year, the addition of fixed-rate loans and the shift into more rate-sensitive funding has caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2007 and 2006, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 12, 2008

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS
Cash and due from banks	$43,972	$52,547
Federal funds sold	—	6,340
Interest-bearing deposits in banks	50	128

Cash and cash equivalents	44,022	59,015
Investment securities available-for-sale	184,917	190,272
Loans and leases, net of allowance for loan and lease losses of $12,276 in 2007 and $11,579 in 2006	909,312	872,811
Premises and equipment, net	18,255	17,978
Operating leases, net	2,212	2,818
Foreclosed assets	556	—
Goodwill	5,544	5,544
Other assets	68,917	66,636

Total assets	$1,233,735	$1,215,074

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$243,764	$281,024
Interest bearing	606,383	587,421

Total deposits	850,147	868,445
Short-term borrowings	232,082	182,403
Long-term borrowings	5,000	27,000
Subordinated debentures	30,928	30,928
Other liabilities	16,114	15,927

Total liabilities	1,134,271	1,124,703

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares authorized; 9,576,388 and 9,749,913 shares issued and outstanding in 2007 and 2006, respectively	18,757	15,703
Additional paid in capital	797	399
Retained earnings	80,125	75,928
Accumulated other comprehensive loss, net of taxes of $156 in 2007 and $1,202 in 2006	(215)	(1,659)

Total shareholders’ equity	99,464	90,371

Total liabilities and shareholders’ equity	$1,233,735	$1,215,074

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except per share data)

	2007	2006	2005
Interest income:
Interest and fees on loans and leases	$79,198	$72,410	$55,966
Interest on investment securities:
Taxable	6,072	6,294	6,526
Exempt from federal tax	2,230	2,040	1,507
Interest on Federal funds sold and interest-bearing deposits	51	34	136

Total interest income	87,551	80,778	64,135

Interest expense:
Interest on deposits	21,729	15,808	8,684
Interest on borrowings	7,426	6,118	2,463
Interest on subordinated debentures	2,280	3,205	2,185

Total interest expense	31,435	25,131	13,332

Net interest income	56,116	55,647	50,803

Provision for loan and lease losses	3,252	3,851	3,150

Net interest income after provision for loan and lease losses	52,864	51,796	47,653

Non-interest revenue:
Service charges on deposit accounts	7,794	6,049	5,575
Gain on sale of loans	1,601	79	523
Credit card fees	687	968	817
Checkcard fees	1,256	922	696
Gain (Loss) on sales and calls of investment securities available-for-sale	14	9	(394)
Increase in cash surrender value of life insurance	1,234	774	792
Other income	2,314	2,411	1,249

Total non-interest income	14,900	11,212	9,258

Other operating expense:
Salaries and employee benefits	17,861	16,770	15,648
Occupancy and equipment expense	6,475	6,505	6,156
Other	11,645	10,566	10,830

Total non-interest expense	35,981	33,841	32,634

Income before income taxes	31,783	29,167	24,277

Provision for income taxes	10,761	9,977	8,083

Net income	$21,022	$19,190	$16,194

Earnings per share
Basic	$2.17	$1.96	$1.66

Diluted	$2.09	$1.87	$1.56

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2005	9,649,258	$8,829		$62,060	$246	$71,135

Comprehensive income:
Net income				16,194		16,194
Net change in unrealized gain on investment securities available- for-sale, net of tax					(2,086)	(2,086)

Comprehensive income						14,108

Exercise of stock options and related tax benefit	319,762	3,598				3,598
Stock repurchase	(245,700)	(206)		(5,471)		(5,677)
Cash dividends - $.45 per share				(4,401)		(4,401)

Balance, December 31, 2005	9,723,320	12,221		68,382	(1,840)	78,763

Comprehensive income:
Net income				19,190		19,190
Net change in unrealized gain on investment securities available- for-sale, net of tax					181	181

Comprehensive income						19,371

Exercise of stock options and related tax benefit	255,293	3,720				3,720
Stock compensation cost			399			399
Stock repurchase	(228,700)	(238)		(6,361)		(6,599)
Cash dividends - $.54 per share				(5,283)		(5,283)

Balance, December 31, 2006	9,749,913	15,703	399	75,928	(1,659)	90,371

Comprehensive income:
Net income				21,022		21,022
Net change in unrealized gain on investment securities available- for-sale, net of tax					1,444	1,444

Comprehensive income						22,466

Exercise of stock options and related tax benefit	236,406	3,543	(9)			3,534
Stock compensation cost			407			407
Stock repurchase	(409,931)	(489)		(10,804)		(11,293)
Cash dividends - $.62 per share				(6,021)		(6,021)

Balance, December 31, 2007	9,576,388	$18,757	$797	$80,125	$(215)	$99,464

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$21,022	$19,190	$16,194
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan and lease losses	3,252	3,851	3,150
Amortization of investment security premiums/ discounts, net	287	640	1,286
Net (decrease) increase in deferred loan fees	(574)	1,368	973
Depreciation and amortization	3,159	3,479	3,179
Loss (Gain) on disposal of fixed assets	33	19	(17)
FHLB stock dividend	(413)	(322)	(224)
(Gain) Loss on sales and calls of investment securities available-for-sale, net	(14)	(9)	394
(Gain) Loss on other investments	—	(21)	(66)
(Gain) Loss on sale of foreclosed assets	(7)	18	(127)
Gain on sale of loans	(1,601)	(79)	(523)
Write down of foreclosed assets	—	133	616
Deferred income tax (benefit) credit	659	236	361
Earnings on cash surrender value of life insurance policies	(1,234)	(774)	(792)
Net decrease in loans held-for-sale	—	—	961
Proceeds from sales of loan portfolio	11,952	—	—
Net (increase) in other assets	(1,922)	(1,455)	(471)
Net increase in other liabilities	1,858	3,645	3,733
Stock compensation cost	407	399	—
Tax benefit from equity based compensation	(1,689)	(1,447)	(928)

Net cash provided by operating activities	35,175	28,871	27,699

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(22,258)	(29,618)	(60,210)
Proceeds from sales, calls and maturities of investment securities available-for-sale	6,489	5,854	20,964
Proceeds from principal repayments of investment securities available-for-sale	23,341	26,802	38,435
Net decrease (increase) in FHLB stock	18	(5,297)	1,314
Net decrease (increase) in collections and remittances on loans serviced for others	15	78	(118)
Loan and lease originations, net	(50,577)	(148,249)	(48,167)
Purchases of premises and equipment, net	(2,863)	(4,126)	(3,542)
Proceeds from sale of foreclosed assets	66	399	1,586
Purchase of cash surrender value of life insurance	—	(6,000)	(1,911)

Net cash used in investing activities	(45,769)	(160,157)	(51,649)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from financing activities:
Net (decrease) increase in demand, interest-bearing and savings deposits	$(15,322)	$(6,674)	$26,128
Net (decrease) increase in time deposits	(2,976)	59,448	46,840
Net increase (decrease) in borrowing with maturities of 90 days or less	27,679	114,542	(19,126)
Net increase in short-term borrowings	22,000	—	19,000
Net (decrease) in long-term borrowings	(22,000)	(19,000)	(29,000)
Proceeds from issuance of subordinated debentures	—	15,464	—
Payments for subordinated debentures	—	(15,464)	—
Dividends paid	(6,021)	(5,283)	(4,401)
Stock repurchased	(11,293)	(6,599)	(5,677)
Stock options exercised	1,845	2,273	2,670
Tax benefit from equity based compensation	1,689	1,447	928

Net cash used (in)/provided by financing activities	(4,399)	140,154	37,362

Net increase (decrease) in cash and cash equivalents	(14,993)	8,868	13,412

Cash and cash equivalents, beginning of year	59,015	50,147	36,735

Cash and cash equivalents, end of year	$44,022	$59,015	$50,147

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$32,427	$24,196	$12,926
Income taxes	$8,388	$7,900	$4,565

Non-cash investing activities:
Real estate acquired through foreclosure	$632	$—	$101

Net change in unrealized gains (losses) on investment securities available-for-sale	$2,490	$265	$(3,545)

Non-cash financing activities:
Tax benefit from stock options exercised	$1,690	$1,447	$928

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

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

The Bank operates twenty-one full service branch offices and two credit centers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

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

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2007. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

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

•	Securities held-to-maturity, which the Company has the intent and has the ability to hold to maturity, are carried at cost, adjusted for amortization of premiums and the accretion of discounts.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2007, 2006 and 2005 regarding these representations and warranties.

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

Foreclosed Assets

Foreclosed assets includes real estate, and other property acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the appraised fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on foreclosed assets is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on foreclosed assets which is included in other non-interest expense. Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

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

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill is evaluated periodically for impairment rather than amortized. The adoption of this pronouncement replaced the amortization of goodwill with an annual impairment test. There was no impairment recognized for the years ended December 31, 2007, 2006, and 2005.

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

Stock-Based Compensation

At December 31, 2007, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan is for 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provided for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provided for the issuance of restricted stock awards to these same classes of eligible participants. The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated. The outstanding options issued under the 1998 Plan are not affected by this termination.

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

2005
Net income, as reported	$16,194
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	209

Pro forma net income	$15,985

Basic earnings per share - as reported	$1.66
Basic earnings per share - pro forma	$1.64

Diluted earnings per share - as reported	$1.56
Diluted earnings per share - pro forma	$1.54

Weighted average fair value of options granted	$6.32

The fair value of each option is estimated on the date of grant using an option-pricing model with the following assumptions:

	2007	2006	2005
Dividend yield	2.40%	1.82%	2.01%
Expected volatility	21.46%	25.27%	29.85%
Risk-free interest rate	3.68%	4.80%	4.06%
Expected option life	5.1 years	4.2 years	5.8 years

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48) which clarifies the accounting and disclosure for uncertainty in tax positions as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We adopted FIN 48 effective January 1, 2007, and have determined that as of December 31, 2007 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

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

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for the endorsement split dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period. However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, we anticipate that our accrual requirement will, for the most part, be limited to the postretirement cost of insurance. The new guidance will be effective for fiscal years beginning after December 15, 2007. Transition to the new guidance requires a cumulative-effect adjustment to retained earnings at the beginning of the year of implementation, to reflect the change in accounting principle. Upon implementation on January 1, 2008, this EITF guidance has an approximate one-time charge to capital of $1.1 million and a quarterly charge to expense of about $30,000 thereafter.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$698	$8	$—	$706
U.S. Government agencies	18,613	221	(3)	18,831
Obligations of states and political subdivisions	57,242	541	(95)	57,688
U.S. Government agencies collateralized by mortgage obligations	108,729	302	(1,347)	107,684
Other securities	6	2	—	8

	$185,288	$1,074	$(1,445)	$184,917

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$501	$—	$(5)	$496
U.S. Government agencies	18,035	22	(178)	17,879
Obligations of states and political subdivisions	53,387	532	(206)	53,713
U.S. Government agencies collateralized by mortgage obligations	121,204	57	(3,086)	118,175
Other securities	6	3	—	9

	$193,133	$614	$(3,475)	$190,272

Net unrealized losses on investment securities available-for-sale totaling $371,000 and $2,861,000 are recorded, net of $156,000 and $1,202,000 in tax assets and liabilities, as accumulated other comprehensive losses within shareholders’ equity at December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007, 2006, and 2005, proceeds from sales of securities available-for-sale amounted to $0, $0, and $15,026,000, respectively. Gross realized gains amounted to $0, $0, and $13,000, respectively. Gross realized losses amounted to $0, $0, and $407,000, respectively. The tax benefit (provision) applicable to these net realized gains and losses amounted to $0, $0, and $166,000, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2007 and 2006, the Company had 149 and 193 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agencies	—	—	3	3,992
Obligations of states and political subdivisions	33	4,714	62	10,738
U.S. Government agencies collateralized by mortgage obligations	11	6,060	1,336	72,983

	$44	$10,774	$1,401	$87,713

	December 31, 2006
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$5	$496
U.S. Government agencies	—	—	178	15,211
Obligations of states and political subdivisions	135	15,705	71	5,249
U.S. Government agencies collateralized by mortgage obligations	89	13,765	2,997	96,519

	$224	$29,470	$3,251	$117,475

Interest rates will fluctuate over time in cycles that typically last between 2-3 years, with periods of low rates followed by a period of rising rates. In late 2003 to mid 2004 interest rates bottomed and have been rising steadily from mid-2004 through mid-2007. True to form, from mid 2007 through year end, interest rates have begun falling again. However, although from mid-2007 to year-end interest rates have begun to fall rapidly, due to the sub-prime crisis and other related unprecedented events spreads on portfolio investments such as municipal bonds, agencies debentures and mortgage related securities have all widened significantly from pre-2007 levels. While market values have improved significantly, the wider spreads have resulted in slower market value appreciation than has been typical in past interest rate cycles. By year-end, all sectors of the portfolio show a gain except the mortgage backed securities (MBS) and collateralized mortgage obligations (CMO) sectors.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

This is primarily due to the fact that significant investments in MBS and CMO securities were made in the lowest rate environment of early 2004. Although the MBS/CMO sector still shows a loss, all other portfolio sectors now are at a gain. Given this, the Company has concluded that as of December 31, 2007 any portfolio investments that are currently at an unrealized loss are NOT other-than temporarily impaired. This assessment was based on the following factors: 1) the stability and credit strength of issuing entities, 2) changes in bond ratings, 3) industry analysts reports, and 4) the intent and ability of the Company to hold the securities to maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2007 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Maturing within one year	$6,863	$6,878
Maturing after one year through five years	30,980	31,283
Maturing after five years through ten years	27,459	27,730
Maturing after ten years	11,251	11,334

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	108,729	107,684
Other securities	6	8

	$185,288	$184,917

Investment securities available-for-sale with amortized costs totaling $162,293,552 and $170,033,450 and estimated fair values totaling $161,714,296 and $166,932,814 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2007 and 2006, respectively (see Note 8).

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2007	2006
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$457,236	$420,973
Secured by residential properties	187,267	177,448
Secured by farm land	51,607	53,668

Total real estate	696,110	652,089

Commercial and industrial	117,183	113,644
Agricultural	13,103	13,193
Small Business Administration loans	20,366	25,946
Consumer	54,731	54,568
Consumer Credit card	—	8,418
Direct financing leases	23,140	20,150

	924,633	888,008

Deferred loan and lease origination fees, net	(3,045)	(3,618)
Allowance for loan and lease losses	(12,276)	(11,579)

	$909,312	$872,811

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$11,579	$9,330	$8,842
Provision for loan and lease losses	3,252	3,851	3,150
Losses charged to allowance	(3,678)	(2,433)	(3,974)
Recoveries	1,123	831	1,312

Balance, end of year	$12,276	$11,579	$9,330

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other foreclosed assets. Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan and lease. At that point, the Company stops accruing income from the interest, reverses any uncollected interest that had been accrued but unpaid, and recognizes interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Loans and leases are charged off when they are deemed to be uncollectible, while recoveries are generally recorded only when cash payments are received subsequent to the charge-off. Other foreclosed assets consist of properties acquired by foreclosure or similar means that management intends to offer for sale.

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	December 31,
	2007	2006
Impaired loans without a valuation allowance	$4,350	$262
Impaired loans with a valuation allowance	4,702	427
Total impaired loans	9,052	689
Valuation allowance related to impaired loans	1,293	427
Total non-accrual loans	9,052	689
Total loans past-due ninety days or more and still accruing	—	—

	Years Ended December 31,
	2007	2006	2005
Average investment in impaired loans	$1,392	$379	$2,456
Interest income recognized on impaired loans	1	4	—
Interest income recognized on a cash basis on impaired loans	1	4	—

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2007	2006	2005
Interest that would have been recorded under the loans’ original terms	$392	$45	$8
Less gross interest recorded	330	23	7

Foregone interest	$62	$22	$1

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8). These loans totaled $263,106,000 and $267,583,000 at December 31, 2007 and 2006, respectively.

Salaries and employee benefits totaling $3,447,000, $3,689,000 and $3,443,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2007, 2006 and 2005, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2007, 2006 and 2005, mortgage loans were sold without retention of related servicing.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The Bank’s servicing portfolio at December 31, 2007 and 2006 totaled $11,699,000 and $13,316,000, respectively. At December 31, 2007, loans were principally serviced for one investor.

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost, consisted of the following (dollars in thousands):

	December 31,
	2007	2006
Land	$2,329	$2,054
Buildings and improvements	11,358	11,189
Furniture, fixtures and equipment	20,075	19,312
Leasehold improvements	6,564	5,336

	40,326	37,891
Less accumulated depreciation and amortization	22,143	20,356

Construction in progress	72	443

	$18,255	$17,978

Depreciation and amortization included in occupancy and equipment expense totaled $2,760,000, $3,086,000 and $2,974,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2007	2006
Accrued interest receivable	$6,864	$6,693
Deferred tax assets	3,267	4,972
Prepaid taxes	540	563
Investment in limited partnerships	14,760	12,749
Federal Home Loan Bank stock, at cost	10,185	9,790
Cash surrender value of officer life insurance policies	27,995	26,505
Other	5,306	5,364

	$68,917	$66,636

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2007 in the amount of approximately $3,981,000. Such amounts are included in other liabilities on the consolidated balance sheet.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”).

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	OTHER ASSETS (Continued)

The largest of these is the Company’s $10.2 million dividend-yielding investment in FHLB stock. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB.

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2007	2006
Savings	$51,442	$62,921
Money market	126,347	115,266
NOW accounts	86,936	64,599
Time, $100,000 or more	203,566	216,011
Time, under $ 100,000	138,092	128,624

	$606,383	$587,421

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2008	$332,779
2009	5,498
2010	1,666
2011	1,014
2012	199
Thereafter	502

$341,658

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Savings	$298	$358	$383
Money market	4,078	2,947	821
NOW accounts	302	69	63
Time, $100,000 or more	11,005	8,219	4,861
Time, under $ 100,000	6,046	4,215	2,556

	$21,729	$15,808	$8,684

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2007		2006
	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased and repurchase agreements	$39,082	1.94%	$51,003	2.97%
Overnight Federal Home Loan Bank advances	1,000	3.25%	17,400	5.34%
Federal Home Loan Bank advances	192,000	4.18%	114,000	4.89%

	$232,082		$182,403

The Company had fixed-rate, long-term debt of $5,000,000 with the Federal Home Loan Bank at December 31, 2007 which matures through 2009. The contractual maturities of long-term debt are as follows (dollars in thousands).

Year Ending December 31,	Amount	Weighted Average Rate
2009	$5,000	3.32%

	$5,000

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $113,000,000 and $88,000,000 at December 31, 2007 and 2006, respectively, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2007 and $25,000,000 at December 31, 2006.

The Company had overnight borrowings of $1,000,000 and $17,400,000 outstanding from the Federal Home Loan Bank at December 31, 2007 and 2006, respectively.

At December 31, 2007, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $13,069,000 secured by qualifying first mortgage loans and $13,378,000 secured by government agencies.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. Repurchase agreements totaled $22,082,000 and $26,003,000 at December 31, 2007 and 2006, respectively. The dollar amount of the GNMA Mortgage-Backed securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2007 and 2006, these securities had market values of $27,766,000 and $31,221,000 and amortized costs of $27,900,000 and $31,793,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Federal:
Current	$8,054	$7,086	$5,198
Deferred	(451)	108	702

	7,603	7,194	5,900

State:
Current	3,366	2,655	2,518
Deferred	(208)	128	(335)
	3,158	2,783	2,183

	$10,761	$9,977	$8,083

The effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (dollars in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$5,162	$4,869
Deferred compensation	2,632	2,244
Accrued reserves	224	366
Unrealized loss on securities available-for-sale	156	1,202
Other	1,162	529

Total deferred tax assets	9,336	9,210

Deferred tax liabilities:
Premises and equipment	(3,420)	(2,031)
Deferred Loan Costs	(2,100)	(1,914)
Other	(549)	(293)

Total deferred tax liabilities	(6,069)	(4,238)

Net deferred tax assets	$3,267	$4,972

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Income tax expense at Federal statutory rate	$11,124	$10,208	$8,497
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	2,110	1,941	1,656
Tax exempt income	(687)	(647)	(498)
Affordable housing tax credits	(1,485)	(1,398)	(1,339)
Other	(301)	(127)	(233)

	$10,761	$9,977	$8,083

Effective tax rate	33.9%	34.2%	33.3%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2004, 2005 and 2006 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2003, 2004, 2005 and 2006 are open to audit by the state authorities.

We record interest and penalties related to uncertain tax positions as part of income tax expense. There was $2 thousand of interest expense recorded as of December 31, 2007. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

10.	SUBORDINATED DEBENTURES

Sierra Capital Trust I, (“Trust I”), Sierra Statutory Trust II, (“Trust II”) and Sierra Capital Trust III (“Trust III”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital on a pro forma basis. At December 31, 2007, $30,000,000 of trust preferred securities qualified as Tier 1 capital.

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

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 7.74% (based on 3-month LIBOR plus 2.75%), with repricing and payments due quarterly.

Those Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 17th, June 17th , September 17th, and December 17th on or after March 17, 2009. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.

The TRUPS II are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on March 17, 2034.

Holders of TRUPS II are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2007 of 7.74%. For each successive period beginning on March 17 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 2.75%; provided, however, that prior to March 17, 2009, such annual rate does not exceed 11.00%. The Trust II has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS II issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS II.

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 6.28%(based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

Those Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 23rd, June 23rd , September 23rd, and December 23rd after September 23, 2011. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS III are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on September 23, 2036.

Holders of TRUPS III are entitled to a cumulative cash distribution on the liquidation amount of $1,000 per security at an interest rate at December 31, 2007 of 6.28%. For each successive period beginning on March 23 of each year, the rate will be adjusted to equal the 3-month LIBOR plus 1.40%. The Trust III has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default on the payment of interest on the Subordinated Debentures. The TRUPS III issued in the offering were sold in private transactions pursuant to an exemption from registration under the Securities Act of 1933, as amended. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the TRUPS III.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $1,003,000, $852,000 and $744,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum lease payments on noncancelable operating leases are as follows:

Year Ending December 31,
2008	$962,000
2009	855,000
2010	813,000
2011	730,000
2012	669,000
Thereafter	3,013,000

$7,042,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2007 and 2006 were $10,883,000 and $9,397,000, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2007	2006
Commitments to extend credit	$208,487	$261,316
Standby letters of credit	$11,269	$17,139
Credit card commitments	$—	$39,602
Commercial and similar letter of credit	$10,714	$11,393

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest. At December 31, 2007, the Company had $22,898,000 in fixed rate commitments and $185,589,000 in variable rate commitments. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party and are made at variable rates of interest. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Concentration in Real Estate Lending

At December 31, 2007, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 75% of the Company’s loans were real estate related. Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

Concentration by Geographic Location

The Company grants commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings and Madera counties. The ability of a substantial portion of the Bank’s customers to honor their contracts is dependent on the economy in these areas. Although the Bank’s loan portfolio is diversified, there is a relationship in this region between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

12.	SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2007, the Company had a stock repurchase plan which was effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be repurchased by the Company from time to time. That amount was supplemented by 250,000 on May, 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

During the year ended December 31, 2007, the company repurchased 409,931 shares at a total cost of $11,293,369, leaving 190,069 shares available for repurchase. Repurchases are generally made in the open market at market prices.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2007	2006	2005
Basic Earnings Per Share

Net income (dollars in thousands)	$21,022	$19,190	$16,194

Weighted average shares outstanding	9,700,048	9,766,729	9,763,896

Basic earnings per share	$2.17	$1.96	$1.66

Diluted Earnings Per Share

Net income (dollars in thousands)	$21,022	$19,190	$16,194

Weighted average shares outstanding	9,700,048	9,766,729	9,763,896
Effect of dilutive stock options	344,867	507,182	593,899

Weighted average diluted shares outstanding	10,044,915	10,273,911	10,357,795

Diluted earnings per share	$2.09	$1.87	$1.56

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the “1998 Plan”) for which shares were reserved for issuance to employees and directors under incentive and nonstatutory agreements. The 1998 Plan was assumed by the Company effective August 10, 2001. The 1998 Plan covered a total of 2,763,684 shares of the Bank’s authorized and unissued common stock, of which two-thirds were reserved for the grant of options to full-time salaried officers and employees of the Company. The remaining one-third of the shares were available for grant to anyone eligible to participate in the 1998 Plan, including directors, officers and employees. The 1998 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at exercise. The options under the 1998 Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally five years. For participants with 10 years of service at the date of grant, options vest immediately.

On March 15, 2007 the Board of Directors approved and adopted the Company’s 2007 Stock Incentive Plan (the “2007 Plan”), which was approved by the Company’s shareholders on May 23, 2007. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company and its subsidiaries. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established by the Board of Directors or the Compensation Committee in its discretion.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

The maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends. This maximum number covers both restricted stock awards and stock options to be granted under the 2007 Plan, and is in addition to options covering 869,101 shares currently outstanding under the Company’s 1998 Plan. Effective May 23, 2007, the 1998 Plan was terminated and no further options may be granted thereunder, but the options granted and still outstanding under the 1998 Plan are not affected.

All options under the 2007 Plan must be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, and will be exercisable in installments as provided in individual stock option agreements. In the event of a “Change in Control” as defined in the 2007 Plan, all outstanding options thereunder shall become exercisable in full (subject to certain notification requirements), and shall terminate if not exercised within a specified period of time, unless such options are assumed by the successor corporation or substitute options are granted. Options will terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within 30 days after such cessation of employment or service.

A summary of the activity of the Plan follows (shares in thousands, except exercise price):

	2007			2006		2005
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	937	$12.17		1,143	$10.14	1,378	$8.61
Exercised	(237)	$7.85	4,878	(255)	$8.86	(320)	$8.35
Granted	78	$26.58		94	$30.26	143	$22.16
Canceled	(28)	$22.95		(45)	$17.32	(58)	$13.36

Outstanding, end of year	750	$14.61	8,304	937	$12.17	1,143	$10.14

Exercisable, end of year	562	$11.15	7,937	726	$9.05	852	$8.13

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on changes in the market value of the Company’s stock.

Cash received from the exercise of 236,406 shares was $1,845,000 for the period ended December 31, 2007 with a related tax benefit of $1,689,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

A summary of options outstanding at December 31, 2007 follows:

Exercise Price	Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life (Years)	Number of Options Exercisable December 31, 2007
$6.43	219,393	3.8	219,393
$9.00	196,818	0.9	196,818
$9.89	9,400	4.9	9,400
$10.05	10,500	4.3	10,500
$10.36	4,200	5.0	2,400
$10.86	400	4.8	400
$13.85	2,200	5.3	—
$15.50	8,000	6.3	4,800
$15.63	16,000	5.5	12,800
$15.65	7,200	6.5	3,600
$16.56	14,950	6.8	8,550
$16.61	13,000	6.0	9,000
$21.80	30,000	7.1	10,200
$22.74	25,000	7.3	10,000
$22.83	23,800	7.8	8,800
$23.34	14,000	7.6	5,600
$25.38	3,000	8.5	600
$26.58	76,900	9.9	19,500
$28.14	15,000	8.6	3,000
$31.70	60,560	8.9	26,240

	750,321	4.9	561,601

The Company is using the Black Scholes model to value stock options. Pursuant to the provisions of Statement 123 (R), a charge of $407,000 is reflected in the Company’s income statement at December 31, 2007, as a pre-tax compensation expense related to outstanding and unvested stock options. The related tax benefit of these options is $172,000 for the year ended December 31, 2007. Unamortized compensation expense on unvested stock options outstanding at December 31, 2007 was $782,000 and will be recognized in future periods over 4.9 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2007 and 2006.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

In addition, as of December 31, 2007 and 2006, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands).

	2007		2006
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$124,135	10.2%	$117,161	9.9%
Minimum requirement for “Well-Capitalized” institution	$60,744	5.0%	$59,029	5.0%
Minimum regulatory requirement	$48,595	4.0%	$47,223	4.0%

Bank of the Sierra	$123,496	10.2%	$112,421	9.5%
Minimum requirement for “Well-Capitalized” institution	$60,693	5.0%	$58,961	5.0%
Minimum regulatory requirement	$48,555	4.0%	$47,169	4.0%

Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$124,135	12.1%	$117,161	11.8%
Minimum requirement for “Well-Capitalized” institution	$61,486	6.0%	$59,710	6.0%
Minimum regulatory requirement	$40,991	4.0%	$39,807	4.0%

Bank of the Sierra	$123,496	12.1%	$112,421	11.3%
Minimum requirement for “Well-Capitalized” institution	$61,426	6.0%	$59,652	6.0%
Minimum regulatory requirement	$40,951	4.0%	$39,768	4.0%

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$136,572	13.3%	$129,153	13.0%
Minimum requirement for “Well-Capitalized” institution	$102,477	10.0%	$99,517	10.0%
Minimum regulatory requirement	$81,982	8.0%	$79,614	8.0%

Bank of the Sierra	$135,933	13.3%	$124,161	12.5%
Minimum requirement for “Well-Capitalized” institution	$102,377	10.0%	$99,420	10.0%
Minimum regulatory requirement	$81,902	8.0%	$79,536	8.0%

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2007, the maximum amount available for dividend distribution under this restriction was approximately $40,800,000.

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $2,879,000 and $2,535,000, and was fully accrued for the years ended December 31, 2007 and 2006, respectively. The expense recognized under these arrangements totaled $784,000, $670,000 and $1,040,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In addition, the Company provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $365,000 and $399,000 and was fully accrued for the years ended December 31, 2007 and 2006, respectively. Benefits paid to former executives of SNB under this plan totaled $67,000 for each of the years ended December 31, 2007 and 2006. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $26,034,000 and $25,043,000 at December 31, 2007 and 2006, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related expense was not material for the years ended December 31, 2007, 2006 and 2005. In connection with this plan, life insurance policies with cash surrender values totaling $1,961,000 and $1,462,000 at December 31, 2007 and 2006, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 75% in 2007, 75% in 2006 and 70% in 2005, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $509,000, $460,000 and $412,000 to the Plan in 2007, 2006 and 2005, respectively.

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

Non interest revenue also includes one general category of other income of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Included in other income:
Loss on limited partnerships	$(985)	$(940)	$(1,092)
Gain (Loss) on write down of Restricted Stock	—	21	(570)
Dividends on Equity Investments	455	346	238

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Professional fees	$2,393	$2,204	$2,511
Data processing	1,147	1,427	1,194
Advertising and promotion	1,722	1,022	1,524
Deposit services	2,094	1,811	1,303
Stationery and supplies	528	598	683
Telephone and data communication	915	825	846
Loan and credit card processing	816	1,077	1,519
Postage	559	380	315
Other	1,471	1,222	935

	$11,645	$10,566	$10,830

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005
Balance, beginning of year	$1,372	$3,233	$2,384

Disbursements	10,150	24,182	15,618
Amounts repaid	(9,874)	(26,043)	(14,769)

Balance, end of year	$1,648	$1,372	$3,233

Undisbursed commitments to related parties	$1,533	$1,712	$4,584

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	RELATED PARTY TRANSACTIONS (Continued)

Deposits from related parties held by the Bank at December 31, 2007 and 2006 amounted to $4,002,000 and $7,398,000 respectively.

18.	OTHER COMPREHENSIVE INCOME

Other comprehensive income or loss consisted of the following (dollars in thousands):

	Before Tax	Tax (Expense) Benefit	After Tax
For the Year Ended December 31, 2007

Other comprehensive gain:
Unrealized holding gains	$2,504	$1,052	$1,452
Less: reclassification adjustment for net realized gains included in net income	14	(6)	8

Total other comprehensive gain	$2,490	$1,046	$1,444

For the Year Ended December 31, 2006

Other comprehensive gain:
Unrealized holding gains	$274	$(88)	$186
Less: reclassification adjustment for net realized gains included in net income	9	(4)	5

Total other comprehensive gain	$265	$(84)	$181

For the Year Ended December 31, 2005

Other comprehensive loss:
Unrealized holding losses	$(3,939)	$1621	$(2,318)
Less: reclassification adjustment for net realized losses included in net income	394	(162)	232

Total other comprehensive loss	$(3,545)	$1,459	$(2,086)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2007 and 2006:

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

	December 31, 2007		December 31, 2006
	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$44,022	$44,022	$59,015	$59,015
Investment securities available for sale	184,917	184,917	190,272	190,272
Loans and leases, net	909,312	934,408	872,811	884,093
Cash surrender value of life insurance policies	27,995	27,995	26,505	26,505
Other investments	10,561	10,561	10,166	10,166
Investment in limited partnership	14,760	14,760	12,749	12,749
Accrued interest receivable	6,864	6,864	6,693	6,693

Financial liabilities:
Deposits	$850,147	$849,557	$868,445	$867,421
Short-term borrowings	232,082	231,995	182,403	182,258
Long-term borrowings	5,000	4,874	27,000	26,225
Subordinated debentures	30,928	30,404	30,928	30,843
Limited partnership capital commitment	3,981	3,981	3,585	3,585
Accrued interest payable	1,403	1,403	2,395	2,395

Off-balance-sheet financial instruments:
Commitments to extend credit	$208,487	$208,487	$261,316	$261,316
Standby letters of credit	11,269	11,269	17,139	17,139
Credit card commitments	—	—	39,602	39,602

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS
Cash and due from banks	$497	$3,574
Investment in bank subsidiary	128,825	116,307
Investment in Trust subsidiaries	928	928
Investment in other securities	—	—
Other assets	251	740

Total assets	$130,501	$121,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$109	$250
Subordinated debentures	30,928	30,928

Total liabilities	31,037	31,178

Shareholders’ equity:
Common stock	18,562	15,703
Retained earnings	81,117	76,326
Accumulated other comprehensive (loss) income, net of taxes	(215)	(1,658)

Total shareholders’ equity	99,464	90,371

Total liabilities and shareholders’ equity	$130,501	$121,549

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$12,021	$5,283	$4,410
Other operating income	—	21	4

Total income	12,021	5,304	4,414

Expenses:
Interest on subordinated debentures	2,281	3,205	1,985
Other expenses	607	832	1,642

Total expenses	2,888	4,037	3,627

Income before income taxes	9,133	1,267	787
Income tax benefit	(1,221)	(1,692)	(1,428)

Income before equity in undistributed income of subsidiary	10,354	2,959	2,215
Equity in undistributed income of subsidiary	10,668	16,231	13,979

Net income	$21,022	$19,190	$16,194

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$21,022	$19,190	$16,194
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(10,668)	(16,231)	(13,979)
Increase in other assets	490	2,485	775
(Decrease) Increase in other liabilities	(141)	41	97
Tax benefit from equity based compensation	1,690	1,447	—
Other	—	(1)	—

Net cash provided by operating activities	12,393	6,931	3,087

Cash flows from investing activities:
Investment in Trust subsidiary	—	(464)	—
Proceeds from subsidiary	—	464	—
Net cash provided by (used in) investing activities	—	—	—
Cash flows from financing activities:
Proceeds from the issuance of subordinated debentures	—	15,464	—
Repayments of subordinated debentures	—	(15,464)	—
Proceeds from exercise of stock options	1,844	2,273	2,670
Common stock repurchase and retirement	(11,293)	(6,599)	(5,677)
Dividends paid	(6,021)	(5,283)	(4,399)

Net cash used in financing activities	(15,470)	(9,609)	(7,406)

Net decrease in cash and cash equivalents	(3,077)	(2,678)	(4,319)

Cash and cash equivalents, beginning of year	3,574	6,252	10,571

Cash and cash equivalents, end of year	$497	$3,574	$6,252

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2007 and 2006 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2007 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$21,353	$22,190	$22,263	$21,745
Interest expense	7,560	8,128	7,978	7,769

Net interest income	13,793	14,062	14,285	13,976

Provision for loan and lease losses	951	700	701	900
Non-interest income	3,798	3,366	4,746	2,990
Non-interest expense	9,189	8,842	8,966	8,984

Net income before taxes	7,451	7,886	9,364	7,082

Provision for taxes	2,507	2,616	3,309	2,329

Net income	$4,944	$5,270	$6,055	$4,753

Diluted earnings per share	$.49	$.53	$.60	$.47
Cash dividend per share	$.16	$.16	$.15	$.15

	2006 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$21,764	$21,132	$19,864	$18,019
Interest expense	7,664	7,183	5,744	4,540

Net interest income	14,100	13,949	14,120	13,479

Provision for loan and lease losses	701	1,051	1,049	1,050
Non-interest income	2,989	2,808	2,846	2,569
Non-interest expense	8,991	8,291	8,210	8,350

Net income before taxes	7,397	7,415	7,707	6,648

Provision for taxes	2,658	2,512	2,608	2,199

Net income	$4,739	$4,903	$5,099	$4,449

Diluted earnings per share	$.46	$.48	$.50	$.43
Cash dividend per share	$.14	$.14	$.13	$.13

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the three years in the period ended December 31, 2007, and our report dated March 12, 2008 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 12, 2008

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2008 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item will be set forth under the captions “Executive Officer and Director Compensation” and “Compensation Discussion and Analysis” in the Proxy Statement, and is incorporated herein by reference.

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

Other Information Concerning Security Ownership of Certain Beneficial Owners and Management

The remainder of the information required by Item 12 will be set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the captions “Related Party Transactions” and “Corporate Governance” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm – Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Sierra Bancorp (1)
3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)
3.3	Amended and Restated By-laws of the Company (2)
10.1	1998 Stock Option Plan (1)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (3)
10.3	Salary Continuation Agreement for James C. Holly (3)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)
10.5	Split Dollar Agreement for Kenneth R. Taylor (5)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (5)
10.7	Director Retirement Agreement for Robert Tienken (5)
10.8	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (5)
10.9	Director Retirement Agreement and Split dollar Agreement for Robert Fields (5)
10.10	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (5)
10.11	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (5)
10.12	Director Retirement Agreement and Split dollar Agreement for Albert Berra (5)
10.13	401 Plus Non-Qualified Deferred Compensation Plan (5)
10.14	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (6)
10.15	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)
10.16	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (6)
10.17	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)
10.18	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)
10.19	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (7)
10.20	2007 Stock Incentive Plan (8)
10.21	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)
10.22	Salary Continuation Agreement for Kevin J. McPhaill (9)
10.23	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)
11	Statement of Computation of Per Share Earnings (10)
14	Code of Ethics (11)
21	Subsidiaries of Sierra Bancorp (12)
23.1	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(5)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.
(11)	Filed as Exhibit 14 to the Form 10-K filed with the SEC on March 14, 2005 and incorporated herein by reference.
(12)	Filed as Exhibit 21 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

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

Dated: March 12, 2008	SIERRA BANCORP, a California corporation

	By:	/s/ James C. Holly
James C. Holly
President & Chief Executive Officer

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra	Director	March 12, 2008
Albert L. Berra

/s/ Robert L. Fields	Director	March 12, 2008
Robert L. Fields

/s/ James C. Holly	President, Chief Executive Officer, & Director	March 12, 2008
James C. Holly

/s/ Vincent L. Jurkovich	Director	March 12, 2008
Vincent L. Jurkovich

/s/ Lynda B. Scearcy	Director	March 12, 2008
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 12, 2008
Morris A. Tharp

/s/ Robert H. Tienken	Director	March 12, 2008
Robert H. Tienken

/s/ Gordon T. Woods	Director	March 12, 2008
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President & Chief Financial Officer	March 12, 2008
Kenneth R. Taylor