Form 10-Q
period 2008-03-31
SIERRA BANCORP
filed 2008-05-12
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☑    Non-accelerated filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 9,573,138 shares outstanding as of April 30, 2008

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2008 (unaudited)	December 31, 2007 (audited)
ASSETS
Cash and due from banks	$43,100	$43,972
Interest-bearing deposits in other banks	50	50
Federal funds sold	1,000	—

Total Cash & Cash Equivalents	44,150	44,022
Investment securities available for sale	235,664	184,917
Loans and leases:
Gross loans and leases	921,044	924,633
Allowance for loan and lease losses	(12,478)	(12,276)
Deferred loan and lease fees, net	(2,818)	(3,045)

Net Loans and Leases	905,748	909,312
Premises and equipment, net	18,240	18,255
Other assets	77,960	77,229

TOTAL ASSETS	$1,281,762	$1,233,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$225,318	$243,764
Interest bearing	698,230	606,383

Total Deposits	923,548	850,147
Federal funds purchased and repurchase agreements	35,894	39,082
Short-term borrowings	137,000	193,000
Long-term borrowings	35,000	5,000
Other liabilities	18,031	16,114
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,180,401	1,134,271

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,521,273 and 9,576,388 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,055	18,757
Additional paid in capital	883	797
Retained earnings	80,384	80,125
Accumulated other comprehensive income (loss)	1,039	(215)

TOTAL SHAREHOLDER’S EQUITY	101,361	99,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,281,762	$1,233,735

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2008	For the Quarter Ended March 31, 2007
Interest income:
Interest and fees on loans	$18,222	$19,639
Interest on investment securities:
Taxable	1,592	1,552
Tax-exempt	578	547
Interest on Federal funds sold and interest-bearing deposits	6	7

Total interest income	20,398	21,745
Interest expense:
Interest on deposits	4,426	5,158
Interest on short-term borrowings	1,504	1,838
Interest on long-term borrowings	91	207
Interest on manditorily redeemable trust preferred securities	515	566

Total interest expense	6,536	7,769
Net Interest Income	13,862	13,976
Provision for loan losses	2,270	900

Net Interest Income after Provision for Loan Losses	11,592	13,076
Non-interest revenue:
Service charges on deposit accounts	2,468	1,575
Gains on investment securities available-for-sale	45	5
Other	1,735	1,410

Total other operating income	4,248	2,990
Other operating expense:
Salaries and employee benefits	4,498	4,664
Occupancy expense	1,486	1,466
Other	2,559	2,854

Total other operating expenses	8,543	8,984

Income before income taxes	7,297	7,082
Provision for income taxes	2,338	2,329

Net Income	$4,959	$4,753

PER SHARE DATA
Book value	$10.65	$9.49
Cash dividends	$0.17	$0.15
Earnings per share basic	$0.52	$0.49
Earnings per share diluted	$0.51	$0.47
Average shares outstanding, basic	9,558,161	9,729,627
Average shares outstanding, diluted	9,801,531	10,149,351

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$4,959	$4,753
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	$(45)	$(5)
Gain on sales of loans	(1)	(17)
Gain on disposal of fixed assets	(82)	—
Loss on sale on foreclosed assets	32	—
Writedown on foreclosed assets	—	—
Share-based compensation expense	86	96
Provision for loan losses	2,270	900
Depreciation and amortization	722	799
Net amortization on securities premiums and discounts	29	101
(Increase) Decrease in unearned net loan fees	(226)	44
Increase in cash surrender value of life insurance policies	(160)	(358)
Proceeds from sales of loans held for sale	—	1,169
Originations of loans held for sale	—	(1,152)
Decrease in interest receivable and other assets	811	1,184
Increase (Decrease) in other liabilities	172	(597)
Excess tax benefit from share-based payment arrangements	(113)	(727)

Net cash provided by operating activities	8,454	6,190

Cash Flows from Investing Activities
Maturities of securities available for sale	1,200	—
Proceeds from sales/calls of securities available for sale	6,000	830
Purchases of securities available for sale	(61,205)	(6,576)
Principal paydowns on securities available for sale	5,438	5,892
Decrease in loans receivable, net	(1,094)	(18,081)
Purchases of premises and equipment, net	(844)	(881)
Proceeds from sales of foreclosed assets	1,264	—

Net cash used in investing activities	(49,241)	(18,816)

Cash Flows from Financing Activities
Increase in deposits	73,401	33,677
(Decrease) Increase in federal funds purchased	(7,000)	20,000
Decrease in borrowed funds	(26,000)	(52,400)
Increase (Decrease) in repurchase agreements	3,812	(1,599)
Cash dividends paid	(1,630)	(1,466)
Stock repurchased	(2,080)	(2,972)
Stock options exercised	299	752
Excess tax benefit from share-based payment arrangements	113	727

Net cash (used in) provided by financing activities	40,915	(3,281)

Increase (Decrease) in cash and due from banks	128	(15,907)
Cash and Cash Equivalents
Beginning of period	44,022	59,015

End of period	$44,150	$43,108

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities. Pursuant to Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

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

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2007 have been reclassified to be consistent with the reporting for 2008. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (FAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material to the Company.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•

Level 2: Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

•

Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

•

Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are thus not relevant for reporting purposes. If available for sale loans exist on our books as of a reporting date, the fair value of those loans is determined using quoted secondary-market prices.

•

Impaired loans: A specific loss allowance is created for impaired loans, representing the difference between the face value of the loan and its net present value as determined by a discounted cash flow analysis. For purposes of this analysis, cash inflows are estimated using the most recent appraised value for the underlying collateral, adjusted for current conditions as appropriate, with the timing of receipt based on management’s best estimate for disposition of the note or the underlying collateral.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2008, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$1,279,215	$234,384,291	$—	$235,663,506

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2008, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$1,439,172	$3,428,830	$4,868,002

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $5,843,145 at March 31, 2008, with a valuation allowance of $975,143.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158), which requires an employer to: (a) Recognize as an asset or a liability in its statement of financial position a plan’s overfunded or underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of benefit plans and the disclosure requirements of FAS 158 were adopted by the Company as of December 31, 2007, as required by FAS 158, and did not have a material impact on the financial position of the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of the remaining provisions of FAS 158 to have a material effect on the financial position of the Company.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for the endorsement split dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period. However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, our accrual requirement will, for the most part, be limited to the postretirement cost of insurance. The new guidance was implemented by the Company effective January 1, 2008. Transition to the new guidance required a cumulative-effect charge of approximately $1.1 million to retained earnings upon adoption. Furthermore, this guidance resulted in a net increase of $27,000 in salaries expense in the first quarter of 2008, and the impact on salaries is expected to be approximately the same going forward.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2008 and 2007, cash paid for interest due on interest-bearing liabilities was $5.8 million and $7.7 million, respectively. There was $410,000 in cash paid for income taxes during the three months ended March 31, 2008, and $418,000 in cash paid for income taxes during the three months ended March 31, 2007. There were $2.6 million in assets acquired in the settlement of loans for the three months ended March 31, 2008, and $76,000 for the three months ended March 31, 2007. There was one $825,000 loan extended to finance the sale of other real estate during the three months ended March 31, 2008, and none for the three months ended March 31, 2007.

Note 5 – Share Based Compensation

On March 15, 2007, the Company’s Board of Directors approved a new equity compensation plan, the 2007 Stock Incentive Plan (the “2007 Plan”), which was subsequently approved by the Company’s shareholders on May 23, 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although 638,476 options granted prior to the termination of the 1998 Plan were still outstanding as of March 31, 2008 and were not affected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to Awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarter of 2007 and the number available for grant as of March 31, 2008 was 1,423,600. There were no stock options granted by the Company in the first quarters of either 2008 or 2007.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $86,000 was reflected in the Company’s income statement during the first quarter of 2008 and $96,000 was reflected during the first quarter of 2007, as compensation expense related to outstanding and unvested stock options.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,558,161 weighted average shares outstanding during the first quarter of 2008, and 9,729,627 during the first quarter of 2007.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2008, the dilutive effect of options outstanding calculated under the treasury stock method totaled 243,370, which was added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2007, shares totaling 419,742 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-month Period Ended March 31,
	2008	2007
Net income	$4,959	$4,753
Other comprehensive income:
Unrealized holding gain	2,209	590
Less: reclassification adjustment	45	5

Pre-tax other comprehensive income	2,164	585
Less: tax impact of above	910	246

Net other comprehensive income	1,254	339

Comprehensive income	$6,213	$5,092

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

	March 31, 2008	December 31, 2007
Commitments to extend credit	$215,634	$208,487
Standby letters of credit	$10,041	$11,269
Commercial letters of credit	$10,642	$10,714

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

Note 9 – Recent Developments

In March 2008 the Company received $289,000 as proceeds from the mandatory redemption of a portion of the Visa shares held by the Company. The mandatory redemption of shares occurred in conjunction with Visa’s initial public offering. The Company retained ownership of 10,731 Visa Class B shares, which have a lock-up provision and cannot be converted to Class A shares or sold for a period of three years.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2008 Compared to First Quarter 2007

Net income for the quarter ended March 31, 2008 was $5.0 million compared with $4.8 million for the quarter ended March 31, 2007, an improvement of 4%. Basic and diluted earnings per share for the first quarter of 2008 were $0.52 and $0.51, respectively, compared to $0.49 and $0.47 for the first quarter of 2007. The Company’s annualized return on average equity was 19.82% and annualized return on average assets was 1.62% for the quarter ended March 31, 2008, compared to a return on equity of 21.37% and return on assets of 1.60% for the quarter ended March 31, 2007. The primary drivers behind the variance in net income are as follows:

•

The provision for loan losses was $1.4 million higher in the first quarter of 2008, an increase of 152% due mainly to an increase in specific reserves for potential losses on certain acquisition and development and residential construction loans, an increase in general reserves for equity loans and outstanding balances on unsecured business and consumer lines of credit, and a higher level of loan charge-offs.

•

Our net interest margin declined from 5.35% to 5.12%, due principally to a drop in the average balance of non-interest bearing demand deposits and competitive pressures on deposit interest rates. As a result, net interest income declined 1% despite a $31 million, or 3%, increase in average earning assets.

•

Despite a 1% drop in average transaction account balances, service charges on deposit accounts increased by $893,000, or 57%, due primarily to returned item and overdraft fees generated by new consumer checking accounts, a fee increase that became effective mid-2007, and enhanced overdraft management and collection capabilities for all transaction accounts.

•

We recognized a total of $491,000 in non-recurring non-interest income during the first quarter of 2008, as well as $242,000 in non-recurring operating expense reductions, representing 12% of total non-interest income and 3% of total operating expense, respectively.

•

Bank-owned life insurance (BOLI) income was $198,000, or 55%, lower in the first quarter of 2008 due to a loss on our separate account BOLI, although associated deferred compensation plan expense accruals also declined.

•

The expense recorded for salaries and benefits declined by $166,000, or 4%, because normal annual increases were more than offset by a $244,000 increase in the deferral of salary costs associated with successful loan originations and a decline of $146,000 in deferred compensation expense.

FINANCIAL CONDITION SUMMARY

March 31, 2008 relative to December 31, 2007

The Company’s total assets were $1.281 billion at March 31, 2008, an increase of $48 million relative to total assets of $1.234 billion at December 31, 2007. The most significant characteristics of and changes in the Company’s balance sheet during the first three months of 2008 are outlined below:

•

Total deposits increased by $73 million, or 9%. Most of growth was in time deposits, including $30 million obtained from one of the counties in our market area and $20 million from the State of California. Wholesale-sourced brokered deposits, which are also included in time certificates of deposit, increased by $16 million during the quarter.

•

We were able to let $26 million in Federal Home Loan Bank (FHLB) borrowings roll off and we decreased overnight fed funds purchased by $7 million due to the aggregate deposit influx, thus improving our liquidity position.

•	Investment balances increased by $52 million during the quarter, with most of the increase in mortgage-backed securities.

•

Gross loan balances declined by $4 million during the first quarter of 2008. While organic loan growth in most branches was consistent with our expectations, aggregate balances declined due to the prepayment of $11 million associated with a single loan relationship and the early payoff of $3 million in loan participations purchased. Our loan growth targets are currently relatively modest, because of tightened credit criteria and a heightened focus on managing existing loan balances.

•	Total non-performing assets fell by $712,000, or 7%, ending the quarter at $8.9 million. Non-performing assets were 0.69% of total assets at March 31, 2008 and 0.78% at December 31, 2007.

•

The Company had net charge-offs against the allowance for loan and lease losses totaling $2.1 million during the first quarter of 2008, relative to $867,000 during the first quarter of 2007. Much of the $1.2 million increase was centered in unsecured business and personal lines. As of March 31, 2008 our allowance for loan and lease losses was 1.35% of total loans, relative to 1.33% at December 31, 2007 and 1.28% at March 31, 2007.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the first quarter, net interest income declined by $114,000, or 1%, to $13.9 million in 2008 from $14.0 million in 2007. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended March 31, 2008 (a) (b) (f)			For the Quarter Ended March 31, 2007 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$705	$6	3.42%	$662	$7	4.29%
Taxable	138,235	1,592	4.63%	136,365	1,552	4.62%
Non-taxable	58,425	578	6.12%	54,283	547	6.29%
Equity	335	—	0.00%	9	—	0.00%

Total Investments	197,700	2,176	5.06%	191,319	2,106	5.09%

Loans and Leases:(c) (e)
Agricultural	11,659	233	8.04%	12,033	245	8.26%
Commercial	133,703	2,663	8.01%	139,687	3,249	9.43%
Real Estate	689,088	13,651	7.97%	657,237	14,315	8.83%
Consumer	55,212	1,372	9.99%	56,235	1,353	9.76%
Consumer Credit Cards	—	—	0.00%	8,437	210	10.09%
Direct Financing Leases	19,832	303	6.14%	17,116	267	6.33%
Other	6,533	—	0.00%	463	—	0.00%

Total Loans and Leases	916,027	18,222	8.00%	891,208	19,639	8.94%

Total Interest Earning Assets (e)	1,113,727	20,398	7.48%	1,082,527	21,745	8.26%

Other Earning Assets	10,567			9,890
Non-Earning Assets	108,504			111,581

Total Assets	$1,232,798			$1,203,998

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$88,801	$102	0.46%	$67,377	$37	0.22%
Savings Accounts	52,670	69	0.53%	59,972	76	0.51%
Money Market	126,029	715	2.28%	126,028	905	2.91%
TDOA’s & IRA’s	24,763	211	3.43%	23,748	221	3.77%
Certificates of Deposit<$100,000	124,529	1,185	3.83%	115,664	1,274	4.47%
Certificates of Deposit>$100,000	217,228	2,144	3.97%	217,486	2,645	4.93%

Total Interest Bearing Deposits	634,020	4,426	2.81%	610,275	5,158	3.43%
Borrowed Funds:
Federal Funds Purchased	7,734	66	3.43%	12,995	178	5.56%
Repurchase Agreements	23,463	29	0.50%	24,424	44	0.73%
Short Term Borrowings	174,325	1,409	3.25%	132,922	1,616	4.93%
Long Term Borrowings	10,824	91	3.38%	27,000	207	3.11%
TRUPS	30,928	515	6.70%	30,928	566	7.42%

Total Borrowed Funds	247,274	2,110	3.43%	228,269	2,611	4.64%

Total Interest Bearing Liabilities	881,294	6,536	2.98%	838,544	7,769	3.76%

Demand Deposits	232,399			258,121

Other Liabilities	18,461			17,137

Shareholders’ Equity	100,644			90,196
Total Liabilities and Shareholders’ Equity	$1,232,798			$1,203,998

Interest Income/Interest Earning Assets			7.48%			8.26%
Interest Expense/Interest Earning Assets			2.36%			2.91%

Net Interest Income and Margin(d)		$13,862	5.12%		$13,976	5.35%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $290 thousand and $481 thousand for the quarters ended March 31, 2008 and 2007. Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in average rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the rate variance.

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended March 31, 2008 over 2007 Increase(decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$—	(1)	$(1)
Taxable	21	19	40
Non-taxable(1)	42	(11)	31
Equity	—	—	—

Total Investments	63	7	70

Loans and Leases:
Agricultural	(8)	(4)	(12)
Commercial	(139)	(447)	(586)
Real Estate	694	(1,358)	(664)
Consumer	(25)	44	19
Consumer Credit Cards	(210)	—	(210)
Direct Financing Leases	42	(6)	36
Other	—	—	—

Total Loans and Leases	354	(1,771)	(1,417)

Total Interest Earning Assets	417	(1,764)	(1,347)

Liabilities
Interest Bearing Deposits:
NOW	12	53	65
Savings Accounts	(9)	2	(7)
Money Market	—	(190)	(190)
TDOA’s & IRA’s	9	(19)	(10)
Certificates of Deposit < $100,000	98	(187)	(89)
Certificates of Deposit > $100,000	(3)	(498)	(501)

Total Interest Bearing Deposits	107	(839)	(732)

Borrowed Funds:
Federal Funds Purchased	(72)	(40)	(112)
Repurchase Agreements	(2)	(13)	(15)
Short Term Borrowings	503	(710)	(207)
Long Term Borrowings	(124)	8	(116)
TRUPS	—	(51)	(51)

Total Borrowed Funds	305	(806)	(501)

Total Interest Bearing Liabilities	412	(1,645)	(1,233)

Net Interest Margin/Income	$5	$(119)	$(114)

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed only $5,000 to net interest income in the first quarter of 2008 relative to the first quarter of 2007. The net volume variance would have been much greater if not for the fact that the average balance of interest-bearing liabilities increased by $43 million, while average interest-earning assets grew by only $31 million. Average other earning (non-interest) assets plus non-earning assets were 10% of average total assets in both 2008 and 2007. However, the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets declined to 29% in the first quarter of 2008 from 30% in the first quarter of 2007, primarily because average demand deposit balances were $26 million lower. This had the undesirable effect of increasing the percentage of the Company’s assets that are funded by interest-bearing liabilities, which, as noted previously, had a negative impact on the quarterly volume variance. The volume variance was also negatively impacted by a change in the relative weighting of interest-bearing deposits versus higher-cost borrowed funds. The average balance of interest-bearing deposits increased by $24 million, or 4%, for the first quarter of 2008 relative to the first quarter of 2007, while the average balance of borrowed funds increased by $19 million, or 8%.

In contrast to the slightly favorable volume variance, the net rate variance for the quarterly comparison was negative $119,000. Short-term market interest rates were relatively stable until the Federal Reserve Board approved a decrease in the fed funds rate in mid-September 2007, and including that decrease short-term rates have fallen by a total of 300 basis points since then. This drop in rates impacted both interest-earning assets and interest-bearing liabilities, but our deposit rates have not dropped as fast as loan yields because of competitive pressures. Rates paid for borrowed funds actually declined slightly faster than deposit rates, however, and our yield on total earning assets and cost of total interest-bearing liabilities were both down by 78 basis points for the quarter-over-quarter comparison. The reason for the negative rate variance, then, is inherent in our large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the first quarter of 2007, which is the base period for the rate variance calculation, was $244 million. The yield decrease for interest-earning assets was thus applied to a much larger amount than the rate decrease for interest-bearing liabilities, and interest income shows a rate-related decline that is relatively larger than the rate-related decline in interest expense.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.12% in the first quarter of 2008 as compared to 5.35% in the first quarter of 2007, a drop of 23 basis points. Over the past year, the Company’s interest rate risk profile has changed from slightly asset-sensitive, meaning that the Company’s net interest margin would typically be favorably impacted when rates are rising and negatively impacted when rates decline, to its current position where, all else being equal, a rate decline should have minimal impact on our net interest margin. Most of the drop in our net interest margin for the first quarter comparison is due to a drop in average non-interest bearing deposit balances and a corresponding increase in the balance of other borrowed funds, as well as competitive pressures that have stalled expected declines in deposit rates.

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

The most significant single item impacting the Company’s net income for the first quarter of 2008 versus the first quarter of 2007 was a $1.4 million increase in our loan loss provision. Some of this increase can be explained by the $1.2 million increase in net charge-offs (detailed below in the table shown in “Allowance for Loan and Lease Losses”), but many of the charged-off loan balances had specific reserves allocated to them as of the beginning of the quarter and charging them off did not necessarily create the need for reserve replenishment. In addition to the increase in reserves related to charge-offs, we added specific reserves for certain acquisition and development loans and residential construction loans due to deterioration in collateral values and in the liquidity of some developers. Our general reserves for equity loans and unsecured business and consumer lines were also enhanced, due to the recent uptick in charge-offs in those loan categories. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the first quarter of 2008 relative to the first quarter of 2007:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended March 31,
	2008	% of Total	2007	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,468	58.10%	$1,575	52.67%
Other service charges, commissions & fees	1,132	26.65%	955	31.94%
Gains on sales of loans	1	0.02%	17	0.57%
Gains on called securities	45	1.06%	5	0.17%
Loan servicing income	15	0.35%	20	0.67%
Bank owned life insurance	160	3.77%	358	11.97%
Other	427	10.05%	60	2.01%

Total non-interest income	4,248	100.00%	2,990	100.00%
As a % of average interest-earning assets (2)		1.53%		1.12%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,498	52.65%	4,664	51.92%
Occupancy costs
Furniture & equipment	655	7.67%	738	8.21%
Premises	831	9.73%	728	8.10%
Advertising and marketing costs	498	5.83%	474	5.28%
Data processing costs	329	3.85%	248	2.76%
Deposit services costs	246	2.88%	429	4.78%
Loan services costs
Loan processing	102	1.19%	32	0.36%
Foreclosed assets	8	0.09%	—	0.00%
Credit card	1	0.01%	151	1.68%
Other operating costs
Telephone & data communications	225	2.64%	222	2.47%
Postage & mail	114	1.34%	137	1.52%
Other	289	3.38%	319	3.55%
Professional services costs
Legal & accounting	266	3.11%	288	3.21%
Other professional service	265	3.10%	321	3.57%
Stationery & supply costs	117	1.37%	167	1.86%
Sundry & tellers	99	1.16%	66	0.73%

Total non-interest Expense	$8,543	100.00%	$8,984	100.00%

As a % of average interest-earning assets (2)		3.09%		3.37%
Efficiency Ratio (1)	47.16%		51.45%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect an increase of $1.3 million, or 42%, in total other operating income for the quarter ended March 31, 2008 relative to the quarter ended March 31, 2007. The increase includes the following non-recurring income: A $289,000 gain on the mandatory redemption of Visa shares, an $82,000 gain from vacant land adjacent to our Hanford branch which was sold to the city of Hanford at the request of the city, a $45,000 gain on called securities, and a $75,000 contingent payment received in the first quarter of 2008 which represents the final payment resulting from the outsourcing of our merchant services function in late 2006. Total other operating income increased to 1.53% of average earning assets in the first quarter of 2008 from 1.12% of average earning assets in the first quarter of 2007.

For the first quarter, despite a $4 million, or 1%, drop in average transaction account balances, service charges on deposit accounts increased by $893,000, or 57%, primarily from returned item and overdraft fees generated by new consumer checking accounts, a fee increase that became effective mid-2007, increased overdraft activity, and enhanced overdraft management and collection capabilities for all transaction accounts. In response to an aggressive marketing initiative, the number of active transaction accounts increased by 5,900, or 15%, from the end of March 2007 to the end of March 2008. Other service charges, commissions, and fees increased by $177,000, or 19%, in the first quarter of 2008 relative to the first quarter of 2007. The increase includes the $75,000 contingent payment noted above as well as increases in various deposit-related charges including ATM fees and currency order fees, and a $114,000 increase in EFT interchange fees due to increased debit card activity and better interchange rates stemming from our new EFT contracts. These increases were partially offset by a $116,000 decline in credit card income, due to the sale of our credit card portfolio in June 2007.

Bank-owned life insurance (BOLI) income declined by $198,000, or 55%, in the first quarter of 2008 relative to the first quarter of 2007. For the first quarter of 2008 the Company had an average of $26.1 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. This is up from an average of $25.2 million in the first quarter of 2007, due mainly to credited income. Income from general account BOLI is used to fund expense accruals associated with executive salary continuation plans and a directors’ retirement plan. In addition, for the first quarter of 2008 the Company had an average of $1.9 million invested in “separate account” BOLI, compared to an average of $1.6 million in the first quarter of 2007. The earnings on separate account BOLI are used to help offset accruals under deferred compensation arrangements for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Almost all of the drop in BOLI income for the quarter can be explained by a loss of $92,000 on separate account BOLI for the first quarter of 2008 relative to a gain of $103,000 in the first quarter of 2007, which are related to participant losses on deferred compensation balances in the first quarter of 2008 and participant gains in the first quarter of 2007.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America. Other non-interest income increased by $367,000 for the first quarter, because the first quarter of 2008 includes the aforementioned $289,000 gain on the redemption of Visa stock and the $82,000 gain on the sale of real property. Also as noted above, securities gains reflect an increase due to gains received on called securities in the first quarter of 2008.

Total operating expense (non-interest expense) was $8.5 million for the quarter ended March 31, 2008, a drop of $441,000, or 5%, relative to total operating expense for the same period in 2007. The decrease includes non-recurring expense reductions totaling $242,000, in the form of incentive payments/expense reimbursements received from certain vendors in the first quarter of 2008 in conjunction with our debit card and EFT processing conversions in November 2007. Non-interest expenses fell to 3.09% of average earning assets for the first quarter of 2008 from 3.37% in the first quarter of 2007.

The largest decline for any individual operating expense category was a drop of $183,000 in deposit services costs, due to the incentive payments discussed in the previous paragraph. Deposit costs fell to 2.9% of total non-interest expense in the first quarter of 2008, compared to 4.8% in the first quarter of 2007. However, because of the disproportionately large decline in deposit services costs, most other expense categories increased as a percentage of aggregate operating expenses for the first quarter of 2008 relative to the first quarter of 2007.

The largest component of non-interest expense, salaries and employee benefits, declined by $166,000, or 4%, for the comparative quarters. While we experienced normal annual increases in base salaries and benefits, those increases were more than offset by a $244,000 increase in salaries deferred and amortized as an adjustment to loan yields pursuant to FAS 91, and a $146,000 drop in deferred compensation expense. The increase in deferred salaries, which results in a corresponding reduction in salaries reflected in current-period expense, was the result of a revision in our estimate of the personnel costs involved in each successfully-originated loan, pursuant to an annual review of such costs in August 2007. Deferred compensation expense was down significantly due to participant losses on deferred compensation investments, as explained above in our discussion of BOLI income. In the first quarter of 2008, deferred compensation losses were $53,000 relative to gains of $93,000 in the first quarter of 2007, resulting in the quarter over quarter difference of $146,000. Deferred compensation losses also impacted directors’ fees, as discussed below. Despite their overall decline, salaries and benefits rose to 52.7% of total non-interest expense for the first quarter of 2008 from 51.9% in the first quarter of 2007.

Total occupancy expense increased by only $20,000, or 1%, for the first quarter of 2008 relative to the first quarter of 2007. An increase of $103,000 in premises expenses, due to one-time property tax refunds received in the first quarter of 2007 pursuant to property valuation audits, was largely offset by an $83,000 drop in furniture and equipment costs stemming from lower depreciation expense. Occupancy expense was 17.4% of total non-interest expense for the first quarter of 2008, up from 16.3% for the first quarter of 2007.

Other notable changes in non-interest expense categories are as follows: data processing costs were up by $81,000, or 33%, primarily because of higher internet banking expenses; loan processing costs more than tripled, increasing by $70,000 because of higher expenses for appraisals and inspections, higher demand and foreclosure costs, and increases in various other miscellaneous loan costs; credit card costs fell by $150,000 due to the sale of our credit card portfolio in June 2007; within the “other operating costs” category, postage costs were $23,000 lower due mainly to the timing of payments, while other operating costs were down by $30,000 as the result of lower costs for education and training; other professional services expenses fell principally because of a $79,000 drop in directors’ deferred fee accruals, which resulted from $17,000 in participant losses on deferred compensation plans in the first quarter of 2008 relative to $62,000 in gains in the first quarter of 2007; stationery and supply costs were down $50,000 due to more efficient management of forms, envelopes and letterhead; and sundry and teller costs increased due mainly to a $24,000 operational charge-off in one of our branches.

Because the percentage increase in net interest plus other income was higher than the increase in total non-interest expense, the Company’s tax-equivalent overhead efficiency ratio declined to 47.16% for the first quarter of 2008 from 51.45% for the first quarter of 2007. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax provision totaled $2.3 million for the first quarters of both 2008 and 2007, representing 32% of pre-tax income for the first quarter of 2008 and 33% for the first quarter of 2007.

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

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2008		December 31, 2007
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

Available for Sale
US Treasury securities	$499	$513	$698	$706
US Gov’t agencies	13,727	14,061	18,613	18,831
Mortgage-backed securities	160,570	161,202	108,729	107,684
State & political subdivisions	58,322	59,113	57,242	57,688
Other equity securities	753	775	6	8

Total Investment Securities	$233,871	$235,664	$185,288	$184,917

The fair market value (which for the Company is the carrying value) of the investment portfolio increased by $51 million, or 27%, during the first quarter of 2008. Mortgage-backed securities increased by $54 million, as the company utilized liquidity freed up by the deposit influx to take advantage of a relatively favorable investment environment. The balance of municipal bonds increased by $1 million as the Company has taken advantage of relative value in that sector, also. US Government agency bonds fell by $5 million, due to maturing balances that were not replaced as they were no longer needed for pledging purposes. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $216 million at March 31, 2008, and $162 million at December 31, 2007. Of those amounts, securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $29 million at March 31, 2008 and $27 million at December 31, 2007. There was $1 million in fed funds sold at March 31, 2008 and none at December 31, 2007, and the Company’s investment in the time deposits of other banks totaled $50,000 at March 31, 2008 and December 31, 2007. Aggregate investments were 18% of total assets at March 31, 2008 and 15% at December 31, 2007.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $921 million at the end of March 2008. Gross loan and lease balances have declined by $4 million since December 31, 2007 due to the prepayment of $11 million in balances associated with a single relationship and the early payoff of $3 million in loan participations purchased. We anticipate that outstanding loan balances will increase at a relatively slow pace for the remainder of the year, due to tightened credit criteria for real estate loans and increased attention on monitoring and managing current loan relationships.

A comparative schedule of the distribution of the Company’s loans at March 31, 2008 and December 31, 2007, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31 2008	December 31 2007

Agricultural	$9,864	$13,103
Commercial and industrial	115,920	117,183
Real Estate:
Secured by commercial/professional office Properties including construction and development	454,236	457,236
Secured by residential properties	188,504	187,267
Secured by farmland	54,697	51,607

Total Real Estate	697,437	696,110
Small Business Administration loans	20,817	20,366
Consumer loans	54,528	54,731
Direct Financing Leases	22,478	23,140

Total Loans and Leases	$921,044	$924,633

Percentage of Total Loans and Leases
Agricultural	1.07%	1.42%
Commercial and industrial	12.59%	12.67%
Real Estate:
Secured by commercial/professional office Properties including construction and development	49.32%	49.45%
Secured by residential properties	20.46%	20.26%
Secured by farmland	5.94%	5.58%

Total Real Estate	75.72%	75.29%
Small Business Administration loans	2.26%	2.20%
Consumer loans	5.92%	5.92%
Direct Financing Leases	2.44%	2.50%

Total	100.00%	100.00%

As shown above, the relative composition of our loan portfolio did not change materially during the first quarter of 2008. Ag production loans experienced the largest overall decline, dropping by slightly over $3 million, or 25%, due to the partial repayment of seasonal disbursements on our largest ag loan. Commercial and industrial loan balances were down over $1 million, or 1%, for the first three months of the year, since the aforementioned balances associated with a single relationship which were paid off prior to maturity included $3 million in the form of commercial loans. Real estate loans secured by commercial properties fell by $3 million, or 1%, since the remaining $8 million of those early payoff balances were secured by commercial real estate, as were the $3 million in loan participations that also paid off early. Loans secured by farmland increased by $3 million, or 6%.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and agricultural mortgage loans. The balance of loans serviced for others, including participations sold, was $11 million as of March 31, 2008 as compared to $12 million at December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $216 million at March 31, 2008 as compared to $208 million at December 31, 2007, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 23% of gross loans outstanding at March 31, 2008 and December 31, 2007. In addition to unused loan commitments, the Company had letters of credit totaling $21 million at March 31, 2008 and $22 million at December 31, 2007.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and foreclosed assets, including other real estate owned (OREO). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected, and recognizes interest income only when cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s nonperforming assets:

Non-performing Assets

(dollars in thousands, unaudited)

	March 31 2008	December 31 2007	March 31 2007
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	240	75	—
Real Estate
Secured by commercial/professional office properties including construction and development	4,519	6,976	—
Secured by residential properties	573	666	303
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	5,092	7,642	303
Small Business Administration loans	1,253	1,174	282
Consumer loans	212	161	58
Consumer credit cards	—	—	6
Direct financing leases	224	—	—

SUBTOTAL	$7,021	$9,052	$649

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Real Estate
Secured by commercial/professional office properties including construction and development	—	—	—
Secured by residential properties	—	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	—	—	—
Small Business Administration loans	—	—	—
Consumer loans	—	—	—
Consumer credit cards	—	—	—
Direct financing leases	—	—	—

SUBTOTAL	—	—	—

TOTAL NONPERFORMING LOANS	7,021	9,052	649
Foreclosed assets	1,875	556	76

Total nonperforming assets	$8,896	$9,608	$725

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	0.76%	0.98%	0.07%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.96%	1.04%	0.08%

Total nonperforming assets were $8.9 million at March 31, 2008 relative to $9.6 million at December 31, 2007, a drop of $712,000 or 7%. The following loans were included in the non-accruing balance of real estate loans secured by commercial properties and construction/development loans at December 31, 2007, but were resolved during the first quarter of 2008: a $1.2 million note secured by commercial real estate was sold, a $1.1 million construction loan secured by a personal residence and land was foreclosed on and subsequently sold, and residential construction loans of $415,000 and $125,000 were paid off. Additionally, a $196,000 property held in OREO at year-end was sold during the first quarter of 2008. Loans placed on non-accrual status during the quarter include a $1.2 million residential construction loan to a developer, who has completed the six units in his project but has had difficulty selling them. Other loans and leases downgraded to non-accrual status in the first quarter of 2008 include a $227,000 commercial real estate loan, two residential construction loans totaling $410,000, an SBA loan in the amount of $186,000, three leases totaling $224,000, and various consumer loans. A total of $1.5 million in loans which were classified as “non-accrual” at December 31, 2007, were written down by a combined $241,000 and acquired into OREO in the first quarter of 2008. Three additional foreclosures during the first quarter resulted in an ending balance of $1.9 million for foreclosed assets. The balance of foreclosed assets at March 31, 2008 consists primarily of construction loans and lot loans, but also includes two mobile homes with a combined appraised value of $105,000. Approximately $960,000 of the March 31, 2008 total nonperforming loan balance in the table above is guaranteed by the U.S. Government, and an additional $5.1 million is secured by real estate.

Nonperforming assets were 0.96% of total gross loans and leases plus foreclosed assets at March 31, 2008 and 1.04% at December 31, 2007, up from 0.08% at March 31, 2007. Our current balance of nonperforming assets, while lower than at year-end 2007, has nevertheless experienced a sizeable increase relative to year-ago levels. An action plan is in place for each of our non-performing and foreclosed assets and they are all being actively managed, although we cannot provide assurance that all will be resolved in a timely manner or that non-performing balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At March 31, 2008 the allowance for loan and lease losses was $12.5 million, or 1.35% of gross loans, a 2% increase from the $12.3 million allowance at December 31, 2007 which was 1.33% of gross loans. The allowance has increased by $866,000, or 7%, in comparison to March 31, 2007, at which time it was 1.28% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at March 31, 2008.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, the anticipated timing of collection of principal for non-performing loans, fluctuations in loan balances, the rate of loan portfolio growth, and other factors. Quantitative factors also incorporate known information about individual loans, including a borrower’s sensitivity to interest rate movements or other quantifiable external factors such as commodity prices or acts of nature (freezes, earthquakes, fires, etc.).

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended March 31 2008	For the Year Ended December 31 2007	For the Quarter Ended March 31 2007
Balances:
Average gross loans and leases outstanding during period	$916,027	$903,046	$891,208

Gross loans and leases outstanding at end of period	$921,044	$924,633	$905,146

Allowance for Loan and Lease Losses:
Balance at beginning of period	$12,276	$11,579	$11,579
Provision charged to expense	2,270	3,252	900
Charge-offs
Agricultural	—	15	15
Commercial & industrial loans(1)	630	666	464
Real estate loans	312	724	—
Consumer loans	1,067	1,636	420
Credit card loans	—	139	64
Direct Financing Leases	—	—	—
Overdrafts	150	498	48

Total	2,159	3,678	1,011

Recoveries
Agricultural	—	—	—
Commercial & industrial loans(1)	33	862	106
Real estate loans	1	77	4
Consumer loans	10	77	9
Credit card loans	12	50	13
Direct Financing Leases	—	—	—
Overdrafts	35	57	12

Total	91	1,123	144

Net loan charge offs (recoveries)	2,068	2,555	867

Balance	$12,478	$12,276	$11,612

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.91%	0.28%	0.39%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.35%	1.33%	1.28%
Allowance for Loan Losses to Non-Performing Loans	177.72%	135.62%	1789.21%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	16.57%	20.81%	7.47%
Net Loan Charge-offs to Provision for Loan Losses	91.10%	78.57%	96.33%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $1.4 million higher in the first quarter of 2008 than in the first quarter of 2007, and net charge-offs increased by $1.2 million. As noted previously, the provision was higher primarily because of an increase in specific reserves for certain acquisition and development loans and construction loans, and increased general reserves for unsecured business and consumer loans. The increase in net charge-offs was also a factor. Net charge-offs increased primarily because of an increase in unsecured business loans, consumer credit lines, and equity lines that were charged off. Our first quarter 2008 net charge-offs include unsecured personal lines of credit adding up to $791,000, auto loans and other consumer installment loans in the amount of $266,000, commercial loans (primarily unsecured business lines of credit) and the non-guaranteed portion of SBA loans totaling $597,000, and real estate loan balances (including equity lines) of $311,000. Deposit account overdrafts totaling $115,000, net of recoveries, were also deemed to be uncollectible and are included in net charge-offs.

The Company considers its allowance for loan and lease losses at March 31, 2008 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $43 million at March 31, 2008, compared to the $44 million balance at December 31, 2007. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $34 million average of cash and due from banks for the first three months of 2008 was down about 8% from the $37 million average for all of 2007. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our conversion to electronic presentment for all checks has helped reduce the level of cash items in process of collection. We expect that average cash balances will increase as new branches become operational and our transaction account customer base expands.

Net premises and equipment declined slightly during the first quarter of 2008, and “other assets” were $731,000 higher because of the increase in OREO. At March 31, 2008, other assets includes as its largest components $28 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $14 million investment in low-income housing tax credit funds, an aggregate $11 million investment in restricted stock, accrued interest receivable totaling $5 million, goodwill of about $6 million, a net deferred tax asset of $3 million, and close to $2 million in OREO and other foreclosed assets. Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis. The Company’s goodwill is evaluated annually, and because the market value of the Company exceeded its book value as of the measurement date, no further testing was deemed necessary and management determined that no impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts (DDA), interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Overall, deposits increased by $73 million, or 9%, to $924 million at March 31, 2008 from $850 million at December 31, 2007. Most of the growth was in time deposits over $100,000, although core deposits also increased by $5 million for the quarter. The number of transaction accounts (DDA and NOW accounts) at the Company continues to increase as a result of our high performance checking (HPC) initiatives, rising by over 1,400, or 3%, in the first quarter of 2008, and by 5,900, or 15%, from March 31, 2007 to March 31, 2008. This increase in accounts has been a significant contributor to service charges on deposit accounts, which has enhanced the Company’s profitability. The average balance per transaction account has been declining, however, and transaction account balances fell by $10 million, or 3%, in the first quarter.

A comparative schedule of the distribution of the Company’s deposits at March 31, 2008 and December 31, 2007, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)

	March 31 2008	December 31 2007
Demand	$225,318	$243,764
NOW	95,390	86,936
Savings	54,463	51,442
Money Market	135,911	126,347
TDOA’s & IRA’s	25,794	23,715
Time deposit < $100,000	150,772	118,799
Time deposits > $100,000	235,900	199,144

Total Deposits	$923,548	$850,147

Percentage of Total Deposits
Demand	24.40%	28.67%
NOW	10.33%	10.23%
Savings	5.90%	6.05%
Money Market	14.72%	14.86%
TDOA’s & IRA’s	2.79%	2.79%
Time deposit < $100,000	16.32%	13.97%
Time deposits > $100,000	25.54%	23.43%

Total	100.00%	100.00%

The increase in time deposits under $100,000 includes $30 million obtained from one of the counties in our market area, which is a CDARS deposit and is thus technically classified as a brokered deposit. The increase in time deposits over $100,000 includes a $20 million deposit from the State of California. Wholesale-sourced brokered deposits, which are also included in time deposits over $100,000, increased by $16 million during the quarter. Non-interest bearing demand deposits, however, continued to decline, dropping by $18 million, or 8%, as we continue to experience the migration of some business DDA’s into our money market sweep product and some personal DDA’s into NOW accounts. NOW account balances increased by $8 million, or 10%, savings balances were up by $3 million, or 6%, and money market deposits increased by $10 million, or 8%.

Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. Our recent deposit-related efforts include expanding the HPC initiative to include business accounts, and the designation of deposit specialists in certain regions to assist current and potential business customers with their deposit needs. Information concerning average balances and rates paid on deposits by deposit type for the quarters ended March 31, 2008 and 2007 is contained in the “Average Rates and Balances” table appearing above in the section titled “Net Interest Income and Net Interest Margin.”

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

As of March 31, 2008, FHLB borrowings totaled $172 million, with $137 million in the form of short-term advances and $35 million in the form of long-term borrowings (remaining maturity over one year). Short-term borrowings reflect a decline of $56 million during the first quarter of 2008, enabled by the increase in deposits. Long term borrowings increased by $30 million, as we locked in relatively low rates in an attempt to improve our interest rate risk position under rising interest rate scenarios.

The Company uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. Overnight fed funds purchased were down $7 million for the first quarter of 2008 and overnight FHLB advances also dropped by $1 million, reductions again enabled by the increase in deposits. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $26 million at March 31, 2008, relative to a $22 million balance at the end of December 2007. In addition, the Company had $31 million in junior subordinated debentures at March 31, 2008 and December 31, 2007.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities were up by $2 million, or 12%, during the first quarter of 2008, due mainly to a higher reserve for current taxes.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of March 31, 2008, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	1,216	$618	$454	-$	867	-$	1,920	-$	3,093
% Change		-2.08%	1.06%	0.78%		-1.48%		-3.28%		-5.29%

The above profile illustrates that if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $867,000 lower, a decline of 1.48% relative to net interest income in a flat rate scenario. The negative variance becomes more pronounced the greater the increase in interest rates. On the other hand, if there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $454,000 higher, an increase of 0.78% compared to net interest income under a stable rate scenario. The favorable variance increases slightly if rates go down by 200 basis points. However, it turns negative when rates drop 300 basis points, because deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities would begin to hit a natural floor of close to zero while variable-rate loan yields would continue to fall, resulting in net interest margin compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline.

In the past, the Company has generally been asset sensitive over a one-year time frame, meaning that interest-earning assets will re-price more quickly than interest-bearing liabilities and, all else being equal, the Company’s net interest margin will be lower when short-term rates are falling and higher when short-term rates are rising. Over the past year and a half, however, our interest rate risk profile has changed because we have added more long-term fixed-rate loans and investments, experienced runoff in non-interest DDA’s and disproportionate growth in rate-sensitive deposits, and generally shortened the duration of other borrowings. With the exception of the competitive pressures on deposit rates we have seen recently, our exposure to declining rates has been effectively eliminated unless interest rates drop significantly, as noted in the previous paragraph. In the event that rates fall drastically, we would likely create an artificial floor on our prime lending rate (consistent with past practice), to mitigate some of the negative impact. While our exposure to interest rate risk has been reduced in declining rate scenarios, our interest rate risk profile has become liability-sensitive in rising rate scenarios, and the gain in net interest income that we previously would have realized in rising rate scenarios has turned negative. Another characteristic inherent in our interest rate risk profile was experienced in 2006, when rates leveled off after an extended period of rising. Margin compression occurred, since the cost of rate-sensitive liabilities continued to rise even after yields on rate-sensitive earning assets stopped increasing.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE as of March 31, 2008, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$31,213	$18,559	$9,417	-$	14,310	-$	29,329	-$	43,362
% Change	13.63%	8.10%	4.11%		-6.25%		-12.81%		-18.93%

The slope of EVE under varying interest rate scenarios is substantially steeper than the slope for the Company’s net interest income simulations, due primarily to the fact that $511 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During the past year and a half, the addition of fixed-rate assets and the shift into more rate-sensitive funding has caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2008, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $48 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $16 million at March 31, 2008. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $180 million at March 31, 2008. An additional $71 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow approximately $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 16% and 72%, respectively, at March 31, 2008, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits and short-term liabilities as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at March 31, 2008. We anticipate that slower loan growth and our efforts to increase core deposits will have a positive impact on our liquidity position, although no assurance can be provided that this will be the case.

CAPITAL RESOURCES

At March 31, 2008, the Company had total shareholders’ equity of $101.4 million, comprised of $19.1 million in common stock, additional paid-in capital of $883,000, $80.4 million in retained earnings, and $1.0 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2007 was $99.5 million. The $1.9 million increase in shareholders’ equity during the first quarter of 2008 was due primarily to the $1.3 million increase in the difference between the market value and amortized cost of investment securities (net of the tax impact), which increased accumulated other comprehensive income by the same amount. It also includes the addition of net earnings for the quarter less $1.6 million in dividends paid, a $498,000 increase related to stock options, and a $2.1 million decrease due to the impact of shares repurchased and retired by the Company. Also reflected as of January 1, 2008 was a $1.1 million charge for the cumulative impact of implementing FASB’s guidance under EITF 06-04, as explained in Note 3 to the Consolidated Financial Statements.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at March 31, 2008 was included in Tier 1 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)

	March 31, 2008	December 31, 2007	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.31%	13.33%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.11%	12.11%	6.00%
Tier 1 Leverage Ratio	10.17%	10.22%	5.00%
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.31%	13.28%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.10%	12.06%	6.00%
Tier 1 Leverage Ratio	9.32%	10.17%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2008:

	January	February	March
Total shares purchased	0	41,800	47,600
Average per share price	N/A	$23.48	$23.08
Number of shares purchased as part of publicly announced plan or program	N/A	41,800	47,600
Maximum number of shares remaining for purchase under a plan or program (1)	190,069	148,269	100,669

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time. That amount was supplemented by 250,000 shares on May 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 12, 2008	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President &
Chief Executive Officer

May 12, 2008	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Executive Vice President &
Chief Financial Officer