Form 10-Q
period 2008-06-30
SIERRA BANCORP
filed 2008-08-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Common stock, no par value, 9,611,391 shares outstanding as of July 31, 2008

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$52,688	$43,972
Interest-bearing deposits in other banks	49	50
Federal funds sold	5	—

Total Cash & Cash Equivalents	52,742	44,022
Investment securities available for sale	241,150	184,917
Loans and leases:
Gross loans and leases	932,047	924,633
Allowance for loan and lease losses	(12,622)	(12,276)
Deferred loan and lease fees, net	(2,269)	(3,045)

Net Loans and Leases	917,156	909,312
Premises and equipment, net	18,809	18,255
Other assets	78,446	77,229

TOTAL ASSETS	$1,308,303	$1,233,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$230,157	$243,764
Interest bearing	733,158	606,383

Total Deposits	963,315	850,147
Federal funds purchased and repurchase agreements	48,314	39,082
Short-term borrowings	117,900	193,000
Long-term borrowings	30,000	5,000
Other liabilities	15,955	16,114
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,206,412	1,134,271

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,597,391 and 9,576,388 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	20,024	18,757
Additional paid in capital	956	797
Retained earnings	83,319	80,125
Accumulated other comprehensive income (loss)	(2,408)	(215)

TOTAL SHAREHOLDER’S EQUITY	101,891	99,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,308,303	$1,233,735

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$16,688	$20,170	$34,910	$39,808
Interest on investment securities:
Taxable	2,080	1,523	3,673	3,076
Tax-exempt	600	558	1,178	1,106
Interest on Federal funds sold and interest-bearing deposits	6	12	11	18

Total interest income	19,374	22,263	39,772	44,008
Interest expense:
Interest on deposits	3,802	5,809	8,229	10,967
Interest on short-term borrowings	802	1,546	2,306	3,383
Interest on long-term borrowings	266	60	356	267
Interest on manditorily redeemable trust preferred securities	367	563	882	1,129

Total interest expense	5,237	7,978	11,773	15,746
Net Interest Income	14,137	14,285	27,999	28,262
Provision for loan losses	2,650	701	4,920	1,601

Net Interest Income after Provision for Loan Losses	11,487	13,584	23,079	26,661
Non-interest revenue:
Service charges on deposit accounts	2,737	1,754	5,205	3,329
Gains on investment securities available-for-sale	13	6	58	11
Other	1,174	2,986	2,909	4,395

Total other operating income	3,924	4,746	8,172	7,735
Other operating expense:
Salaries and employee benefits	4,409	4,435	8,906	9,098
Occupancy expense	1,542	1,642	3,027	3,107
Other	2,902	2,889	5,462	5,745

Total other operating expenses	8,853	8,966	17,395	17,950

Income before income taxes	6,558	9,364	13,856	16,446
Provision for income taxes	1,994	3,309	4,333	5,638

Net Income	$4,564	$6,055	$9,523	$10,808

PER SHARE DATA
Book value	$10.62	$9.64	$10.62	$9.64
Cash dividends	$0.17	$0.15	$0.34	$0.30
Earnings per share basic	$0.48	$0.62	$1.00	$1.11
Earnings per share diluted	$0.47	$0.60	$0.97	$1.07
Average shares outstanding, basic	9,577,515	9,738,048	9,567,838	9,733,862
Average shares outstanding, diluted	9,766,734	10,090,450	9,783,702	10,110,627

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$9,523	$10,808
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	$(58)	$(11)
Gain on sales of loans	(1)	(1,619)
(Gain) Loss on disposal of fixed assets	(81)	6
Loss (Gain) on sale on foreclosed assets	62	(7)
Share-based compensation expense	159	188
Provision for loan losses	4,920	1,601
Depreciation and amortization	1,443	1,633
Net amortization on securities premiums and discounts	70	132
Increase in unearned net loan fees	(776)	(207)
Increase in cash surrender value of life insurance policies	(239)	(613)
Proceeds from sales of loans held for sale	—	1,167
Proceeds from sales of loan portfolio	—	11,952
Originations of loans held for sale	—	(1,152)
Decrease in interest receivable and other assets	2,061	4,026
Decrease in other liabilities	(848)	(54)
Excess tax benefit from share-based payment arrangements	(415)	(788)

Net cash provided by operating activities	15,820	27,062

Cash Flows from Investing Activities
Maturities of securities available for sale	2,200	879
Proceeds from sales/calls of securities available for sale	9,075	2,503
Purchases of securities available for sale	(86,113)	(13,645)
Principal paydowns on securities available for sale	14,808	11,917
Increase in loans receivable, net	(14,840)	(33,340)
Purchases of premises and equipment, net	(2,099)	(2,152)
Proceeds from sales of foreclosed assets	1,527	66

Net cash used in investing activities	(75,442)	(33,772)

Cash Flows from Financing Activities
Increase in deposits	113,168	55,238
Increase in federal funds purchased	3,680	23,900
Decrease in borrowed funds	(50,100)	(81,400)
Increase in repurchase agreements	5,552	1,149
Cash dividends paid	(3,259)	(2,922)
Stock repurchased	(2,080)	(5,260)
Stock options exercised	966	845
Excess tax benefit from share-based payment arrangements	415	788

Net cash provided by (used in) financing activities	68,342	(7,662)

Increase (Decrease) in cash and due from banks	8,720	(14,372)
Cash and Cash Equivalents
Beginning of period	44,022	59,015

End of period	$52,742	$44,643

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”), headquartered in Porterville, California, is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s main source of income is dividends from the Bank, but we intend to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, audit costs, and shareholder expenses will generally be paid from dividends remitted to the Company by the Bank.

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is an independent multi-community bank that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. We currently operate 22 full service branch offices throughout this geographic footprint, in addition to an internet branch which provides the ability to open deposit accounts online. The Bank’s two newest “brick and mortar” branches commenced operations in Bakersfield in July 2008 and Delano in March 2007. Our next office is expected to be a branch in the Sunnyside area of South Fresno, with an anticipated opening in the fourth quarter of 2008. We have also executed a ground lease for a second location in the City of Tulare, and are negotiating a lease for a location in Selma. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158), which requires an employer to: (a) Recognize as an asset or a liability in its statement of financial position a plan’s overfunded or underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of benefit plans and the disclosure requirements of FAS 158 were adopted by the Company as of December 31, 2007, as required by FAS 158, and did not have a material impact on the financial position of the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect the adoption of the remaining provisions of FAS 158 to have a material effect on the financial position of the Company.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for the endorsement split dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period. However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, our accrual requirement is, for the most part, limited to the postretirement cost of insurance. The new guidance was implemented by the Company effective January 1, 2008. Transition to the new guidance required a cumulative-effect charge of approximately $1.1 million to retained earnings upon adoption. Furthermore, this guidance resulted in a net increase of $26,000 in salaries expense in the second quarter of 2008 and $53,000 for the first six months of 2008, and the impact is expected to be approximately the same going forward.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2008 and 2007, cash paid for interest due on interest-bearing liabilities was $11.8 million and $16.2 million, respectively. There was $3.5 million in cash paid for income taxes during the six months ended June 30, 2008, and $4.0 million in cash paid for income taxes during the six months ended June 30, 2007. There were $2.9 million in assets acquired in the settlement of loans for the six months ended June 30, 2008, and $76,000 for the six months ended June 30, 2007. There was $1.5 million in foreclosed assets sold during the six months ended June 30, 2008, and $66,000 sold for the six months ended June 30, 2007. There was one $825,000 loan extended to finance the sale of other real estate during the six months ended June 30, 2008, and none for the six months ended June 30, 2007.

Note 5 – Share Based Compensation

On March 15, 2007, the Company’s Board of Directors approved a new equity compensation plan, the 2007 Stock Incentive Plan (the “2007 Plan”), which was subsequently approved by the Company’s shareholders on May 23, 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although 559,118 options that were granted prior to the termination of the 1998 Plan and were thus not affected by the termination were still outstanding as of June 30, 2008. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to Awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarter of 2007 and the second quarter of 2008, and the number available for grant as of June 30, 2008 was 1,423,900. The 3,200 stock options granted in the second quarter of 2008 were subsequently canceled, and no stock options were granted by the Company in the second quarter of 2007.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $73,000 was reflected in the Company’s income statement during the second quarter of 2008 and $93,000 was charged during the second quarter of 2007, as compensation expense related to outstanding and unvested stock options. For the first half, these charges amounted to $159,000 in 2008 and $188,000 in 2007.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,577,515 weighted average shares outstanding during the second quarter of 2008, and 9,738,048 during the second quarter of 2007. There were 9,567,838 weighted average shares outstanding during the first six months of 2008, and 9,733,862 during the first six months of 2007.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2008, the dilutive effect of options outstanding calculated under the treasury stock method totaled 189,219 and 215,864, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2007, shares totaling 352,402 and 376,765, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-month Period Ended June 30,		For the Six-month Period Ended June 30,
	2008	2007	2008	2007
Net income	$4,564	$6,055	$9,523	$10,808
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	(5,936)	(2,995)	(3,727)	(2,405)
Less: reclassification adjustment	13	6	58	11

Pre-tax other comprehensive inc/(loss)	(5,949)	(3,001)	(3,785)	(2,416)
Less: tax impact of above	(2,501)	(1,262)	(1,591)	(1,016)

Net other comprehensive income/(loss)	(3,448)	(1,739)	(2,194)	(1,400)

Comprehensive income	$1,116	$4,316	$7,329	$9,408

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

	June 30, 2008	December 31, 2007
Commitments to extend credit	$200,090	$208,487
Standby letters of credit	$11,520	$11,269
Commercial letters of credit	$10,588	$10,714

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

Note 9 – Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (FAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard became effective for the Company on January 1, 2008, the beginning of our current fiscal year. However, in February 2008 the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption has thus far not been material to the Company, nor is the implementation of the remaining provisions expected to be.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

The Company used the following methods and significant assumptions to estimate fair values for each category of financial asst noted below:

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

•

Impaired loans: A specific loss allowance is created for impaired loans, representing the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis.

•

Foreclosed assets: Repossessed real estate (OREO) and other assets are acquired at fair value, which is appraised value less expected selling costs for OREO and some other assets such as mobile homes, and estimated sales proceeds as determined by using reasonably available sources for all other assets. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Other foreclosed assets are periodically re-evaluated by adjusting expected cash flows and timing of resolution, again using reasonably available sources. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2008, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$2,381,857	$238,768,350	$—	$241,150,207

Assets and liabilities measured at the lower of cost or fair value on a non-recurring basis are summarized below:

	Lower of Cost or Fair Value at June 30, 2008, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$7,713,535	$1,908,378	$9,621,913
Foreclosed Assets	$—	$1,819,996	$—	$1,819,996

Impaired loans had a carrying amount of $12,407,026 at June 30, 2008, with a valuation allowance of $2,785,113.

Note 10 – Recent Developments

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2008 Compared to Second Quarter 2007

Net income for the quarter ended June 30, 2008 was $4.6 million compared to $6.1 million for the quarter ended June 30, 2007, a decline of 25%. Basic and diluted earnings per share for the second quarter of 2008 were $0.48 and $0.47, respectively, compared to $0.62 and $0.60 for the second quarter of 2007. The Company’s annualized return on average equity was 17.78% and annualized return on average assets was 1.43% for the quarter ended June 30, 2008, compared to a return on equity of 25.90% and return on assets of 2.00% for the quarter ended June 30, 2007. The primary drivers behind the variance in net income are as follows:

•

The Company realized a $1.6 million pre-tax gain on sale of credit card loans in June 2007 that equates to approximately $930,000 in net income. This non-recurring event added $0.09 to diluted earnings per share in the second quarter of 2007, and is responsible for a large portion of the drop in net income between the two quarters.

•

The Company also experienced a 278% increase in its provision for loan losses, which was $1.9 million higher in the second quarter of 2008 due mainly to an increase in specific reserves for potential losses on certain acquisition and development and residential construction loans, an increase in general reserves for equity loans and for outstanding balances on unsecured business and consumer lines of credit, and a higher level of loan charge-offs.

•

Our net interest margin declined from 5.35% to 4.98%, due principally to a drop in the average balance of non-interest bearing demand deposits, an increase in the average balance of non-accruing loans, and $480,000 in interest reversals on loans placed on non-accrual status during the second quarter of 2008. As a result, net interest income declined 1% despite a $75 million, or 7%, increase in average interest-earning assets.

•

Even though average transaction account balances were 2% lower, service charges on deposit accounts increased by $983,000, or 56%, due primarily to returned item and overdraft fees generated by new consumer checking accounts, a fee increase that became effective mid-2007, and enhanced overdraft management and collection capabilities for all transaction accounts.

•

Other relatively large variances in non-interest income for the comparative quarters include the following: Bank-owned life insurance (BOLI) income was $176,000, or 69%, lower in the second quarter of 2008 due to losses on our separate account BOLI, although associated deferred compensation plan expense accruals also declined; fee income associated with credit cards declined $156,000 in the second quarter of 2008 pursuant to the sale of our credit card portfolio in June 2007, although associated costs were also down; and EFT interchange fees increased $105,000 for the quarter as the result of our new EFT contracts that became effective in the fourth quarter of 2007.

•

The expense recorded for salaries and benefits declined by $26,000, or 1%, because normal annual increases were more than offset by a $177,000 increase in the deferral of salary costs associated with successful loan originations and a decline of $134,000 in deferred compensation expense.

•

Significant changes in other non-interest expenses for the comparative second quarters include the following: Marketing costs increased by $222,000 for the quarter, due to increased advertising and other program costs for our newest initiative targeting business deposit accounts as well as costs associated with our recent proxy contest; occupancy expense declined by $100,000, or 6%, due primarily to lower depreciation expense on furniture and equipment; costs associated with credit cards were essentially eliminated due to the sale of our credit card portfolio last year, and thus declined by $190,000 for the quarter; ATM network and EFT processing costs were down by $128,000 for the quarter, due in large part to a non-recurring $104,000 EFT processing rebate received in the second quarter of 2008; and participant losses on balances associated with deferred directors’ fees caused a $141,000 reduction in directors’ expense accruals for the quarter.

•

The Company’s tax accrual declined to 30.4% of pre-tax income in the second quarter of 2008 from 35.3% in the second quarter of 2007, because taxable income declined and tax credits increased so tax credits are a proportionately higher percentage of taxable income in 2008 and had a relatively greater impact.

First Half 2008 Compared to First Half 2007

Net income for the first six months of 2008 was $9.5 million, which is $1.3 million lower than net income for the first six months of 2007 and represents a 12% decline. Basic and diluted earnings per share were $1.00 and $0.97, respectively, for the first six months of 2008, compared to $1.11 and $1.07 for the first six months of the prior year. The Company realized an annualized return on average equity of 18.79% for the first half of 2008 and 23.69% for the first half of 2007, and achieved a return on assets for the same periods of 1.52% and 1.80%, respectively. The principal reasons for the net income variance for the first half include the following:

•

As with second quarter results, the gain on sale of credit card balances in the prior year was a primary contributor to the difference in income for the half. The effect of the gain on diluted earnings per share for the first half of 2007 was the same as for the quarter.

•	The loan loss provision increased $3.3 million for the half, for the same reasons discussed in the quarterly comparison.

•	Net interest income fell by $263,000, or 1%, despite a $53 million, or 5%, increase in average interest-earning assets, because of a 30 basis point drop in our net interest margin for the half.

•	Service charges on deposits increased by $1.9 million, or 56%, for the same reasons noted in the quarterly summary.

•

Other significant changes in non-interest revenue for the half include a $374,000 decrease in BOLI income, a drop of $271,000 in credit card income, and a $220,000 increase in EFT interchange fees, all for the reasons outlined in the quarterly summary above. Also having an impact on the difference in non-interest income for the half was a one-time gain of $289,000 in the first quarter of 2008 resulting from the mandatory redemption of a portion of our Visa shares, pursuant to Visa’s initial public offering in March 2008.

•

Salaries and benefits were down $192,000, or 2%, for the same reasons noted in the quarterly comparison: Regular annual increases were more than offset by a $421,000 increase in the deferral of salary costs associated with successful loan originations and a decline of $280,000 in deferred compensation expense.

•

Occupancy expense declined by $80,000, or 3%, for the half, because of lower depreciation expense on furniture and equipment, although the benefit for the first half was partially offset by the fact that first quarter 2007 results reflect property tax refunds resulting from assessor audits.

•

Other non-interest expenses dropped by $283,000, or 5%, due mainly to the following: Credit card costs were reduced by $340,000, ATM network and EFT processing costs declined $310,000, deferred directors’ costs were $220,000 lower, and marketing costs increased $246,000, all for the reasons noted above in the quarterly discussion. Additional factors impacting EFT processing costs for the half include $242,000 in EFT incentive payments received in the first quarter of 2008.

•	The tax accrual rate for the first half of 2008 was lower for the same reasons outlined in the quarterly summary.

FINANCIAL CONDITION SUMMARY

June 30, 2008 relative to December 31, 2007

The Company’s total assets were $1.308 billion at June 30, 2008, an increase of $75 million relative to total assets of $1.234 billion at December 31, 2007. The most significant characteristics of and changes in the Company’s balance sheet during the first six months of 2008 are outlined below:

•

Total deposits increased by $113 million, or 13%. Most of the growth was in time deposits, including $50 million obtained from one of the counties in our market area and an additional $50 million from the State of California. Wholesale-sourced brokered deposits, which are also included in time certificates of deposit, dropped by $10 million. Core deposits, including all non-maturity deposits plus non-brokered time deposits under $100,000, increased by $21 million, or 3%.

•

We were able to let $50 million in Federal Home Loan Bank (FHLB) borrowings roll off due to the aggregate deposit influx, thus improving our liquidity position, although overnight fed funds purchased increased by $4 million because of funding needed for a temporary quarter-end increase in cash items in process of collection.

•	Investment security balances increased by $56 million, or 30%, during the half, with most of the increase in mortgage-backed securities.

•

Gross loan balances increased by $7 million, or 1%, during the first half of 2008, with overall growth of $11 million in the second quarter offsetting a decline of $4 million in the first quarter. While organic loan growth in most branches was consistent with our expectations, overall growth in aggregate balances has been hindered due to the prepayment of a few large loans totaling approximately $25 million, including about $5 million in loan participations purchased.

•

Total non-performing assets increased by $4.6 million, or 48%, ending the half at $14.2 million. The bulk of the increase is comprised of acquisition and development loans, with residential construction loans, lot loans, and foreclosed assets also contributing. Non-performing assets were 1.09% of total assets at June 30, 2008 and 0.78% at December 31, 2007.

•

The Company had net charge-offs against the allowance for loan and lease losses totaling $4.6 million during the first half of 2008, relative to $1.1 million during the first half of 2007. Much of the $3.5 million increase was centered in unsecured business and personal lines. As of June 30, 2008 our allowance for loan and lease losses was 1.35% of total loans, relative to 1.33% at December 31, 2007 and 1.33% at June 30, 2007.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense is comprised of operating costs that relate to providing a full range of banking services to our customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

For the second quarter, net interest income declined by $148,000, or 1%, to $14.1 million in 2008 from $14.3 million in 2007. For the first half, net interest income went down by $263,000, or 1%, to $28.0 million in 2008 from $28.3 million in 2007. Net interest income for the quarter and the half would have increased if not for $480,000 in interest reversals in the second quarter of 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended June 30, 2008 (a) (b) (f)			For the Quarter Ended June 30, 2007 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$986	$6	2.45%	$850	$12	5.66%
Taxable	179,461	2,080	4.66%	133,078	1,523	4.59%
Non-taxable	59,371	600	6.25%	55,428	558	6.21%
Equity	1,788	—	0.00%	10	—	0.00%

Total Investments	241,606	2,686	5.01%	189,366	2,093	5.07%

Loans and Leases:(c) (e)
Agricultural	10,188	191	7.54%	9,870	198	8.05%
Commercial	141,225	2,456	6.99%	139,190	3,335	9.61%
Real Estate	692,196	12,393	7.20%	675,770	14,744	8.75%
Consumer	55,651	1,314	9.50%	56,312	1,417	10.09%
Consumer Credit Cards	—	—	0.00%	5,736	202	14.13%
Direct Financing Leases	19,184	334	7.00%	17,259	274	6.37%
Other	8,590	—	0.00%	469	—	0.00%

Total Loans and Leases	927,034	16,688	7.24%	904,606	20,170	8.94%

Total Interest Earning Assets (e)	1,168,640	19,374	6.78%	1,093,972	22,263	8.27%

Other Earning Assets	10,070			7,608
Non-Earning Assets	108,576			111,946

Total Assets	$1,287,286			$1,213,526

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$95,373	$94	0.40%	$77,354	$73	0.38%
Savings Accounts	55,176	50	0.36%	59,620	78	0.52%
Money Market	143,105	620	1.74%	139,175	1,101	3.17%
TDOA’s & IRA’s	26,753	186	2.80%	24,226	232	3.84%
Certificates of Deposit<$100,000	153,543	1,219	3.19%	124,193	1,400	4.52%
Certificates of Deposit≥$100,000	231,270	1,633	2.84%	237,329	2,925	4.94%

Total Interest Bearing Deposits	705,220	3,802	2.17%	661,897	5,809	3.52%
Borrowed Funds:
Federal Funds Purchased	19,545	103	2.12%	28,030	368	5.27%
Repurchase Agreements	28,018	23	0.33%	26,957	52	0.77%
Short Term Borrowings	120,914	676	2.25%	96,067	1,126	4.70%
Long Term Borrowings	31,099	266	3.44%	6,934	60	3.47%
TRUPS	30,928	367	4.77%	30,928	563	7.30%

Total Borrowed Funds	230,504	1,435	2.50%	188,916	2,169	4.61%

Total Interest Bearing Liabilities	935,724	5,237	2.25%	850,813	7,978	3.76%

Demand Deposits	229,494			253,658

Other Liabilities	18,822			15,270

Shareholders’ Equity	103,246			93,785
Total Liabilities and Shareholders’ Equity	$1,287,286			$1,213,526

Interest Income/Interest Earning Assets			6.78%			8.27%
Interest Expense/Interest Earning Assets			1.80%			2.92%

Net Interest Income and Margin(d)		$14,137	4.98%		$14,285	5.35%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $174 thousand and $519 thousand for the quarters ended June 30, 2008 and 2007.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Similar information, only for year-to-date periods, is presented in the Average Balances and Rates table which follows.

Average Balances and Rates

(dollars in thousands, except per share data)

	Six Months Ended June 30, 2008 (a) (b) (f)			Six Months Ended June 30, 2007 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$846	$11	2.61%	$756	$18	4.80%
Taxable	158,848	3,673	4.65%	134,712	3,076	4.60%
Non-taxable	58,898	1,178	6.19%	54,859	1,106	6.25%
Equity	1,061	—	0.00%	10	—	0.00%

Total Investments	219,653	4,862	5.03%	190,337	4,200	5.08%

Loans and Leases:(c) (e)
Agricultural	10,924	424	7.81%	10,946	442	8.14%
Commercial	137,464	5,119	7.49%	139,437	6,584	9.52%
Real Estate	690,642	26,044	7.58%	666,555	29,059	8.79%
Consumer	55,431	2,686	9.74%	56,274	2,770	9.93%
Consumer Credit Cards	—	—	0.00%	7,079	412	11.74%
Direct Financing Leases	19,486	637	6.57%	17,188	541	6.35%
Other	7,562	—	0.00%	466	—	0.00%

Total Loans and Leases	921,509	34,910	7.62%	897,945	39,808	8.94%

Total Interest Earning Assets (e)	1,141,162	39,772	7.12%	1,088,282	44,008	8.27%

Other Earning Assets	10,318			8,742
Non-Earning Assets	108,562			111,765

Total Assets	$1,260,042			$1,208,789

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$92,087	$196	0.43%	$72,393	$110	0.31%
Savings Accounts	53,923	119	0.44%	59,795	154	0.52%
Money Market	134,567	1,335	2.00%	132,638	2,006	3.05%
TDOA’s & IRA’s	25,758	399	3.12%	23,989	453	3.81%
Certificates of Deposit<$100,000	139,035	2,403	3.48%	119,952	2,674	4.50%
Certificates of Deposit≥$100,000	224,249	3,777	3.39%	227,462	5,570	4.94%

Total Interest Bearing Deposits	669,619	8,229	2.47%	636,229	10,967	3.48%
Borrowed Funds:
Federal Funds Purchased	13,639	169	2.49%	20,554	546	5.36%
Repurchase Agreements	25,740	52	0.41%	25,698	96	0.75%
Short Term Borrowings	147,620	2,085	2.84%	114,393	2,741	4.83%
Long Term Borrowings	20,962	356	3.42%	16,912	267	3.18%
TRUPS	30,928	882	5.73%	30,928	1,129	7.36%

Total Borrowed Funds	238,889	3,544	2.98%	208,485	4,779	4.62%

Total Interest Bearing Liabilities	908,508	11,773	2.61%	844,714	15,746	3.76%

Demand Deposits	230,947			255,877

Other Liabilities	18,642			16,198

Shareholders’ Equity	101,945			92,000
Total Liabilities and Shareholders’ Equity	$1,260,042			$1,208,789

Interest Income/Interest Earning Assets			7.12%			8.27%
Interest Expense/Interest Earning Assets			2.07%			2.92%

Net Interest Income and Margin(d)		$27,999	5.05%		$28,262	5.35%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $464 thousand and $1.0 million for the six months ended June 30, 2008 and 2007.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

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

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended June 30, 2008 over 2007			Six Months Ended June 30, 2008 over 2007
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$2	(8)	$(6)	$2	(9)	$(7)
Taxable	531	26	557	551	46	597
Non-taxable(1)	40	2	42	81	(9)	72
Equity	—	—	—	—	—	—

Total Investments	573	20	593	634	28	662

Loans and Leases:
Agricultural	6	(13)	(7)	(1)	(17)	(18)
Commercial	49	(928)	(879)	(93)	(1,372)	(1,465)
Real Estate	358	(2,709)	(2,351)	1,050	(4,065)	(3,015)
Consumer	(17)	(86)	(103)	(41)	(43)	(84)
Consumer Credit Cards	(202)	—	(202)	(412)	—	(412)
Direct Financing Leases	31	29	60	72	24	96
Other	—	—	—	—	—	—

Total Loans and Leases	225	(3,707)	(3,482)	575	(5,473)	(4,898)

Total Interest Earning Assets	798	(3,687)	(2,889)	1,209	(5,445)	(4,236)

Liabilities
Interest Bearing Deposits:
NOW	17	4	21	30	56	86
Savings Accounts	(6)	(22)	(28)	(15)	(20)	(35)
Money Market	31	(512)	(481)	29	(700)	(671)
TDOA’s & IRA’s	24	(70)	(46)	33	(87)	(54)
Certificates of Deposit < $100,000	331	(512)	(181)	425	(696)	(271)
Certificates of Deposit ≥ $100,000	(75)	(1,217)	(1,292)	(79)	(1,714)	(1,793)

Total Interest Bearing Deposits	322	(2,329)	(2,007)	423	(3,161)	(2,738)

Borrowed Funds:
Federal Funds Purchased	(111)	(154)	(265)	(184)	(193)	(377)
Repurchase Agreements	2	(31)	(29)	—	(44)	(44)
Short Term Borrowings	291	(741)	(450)	796	(1,452)	(656)
Long Term Borrowings	209	(3)	206	64	25	89
TRUPS	—	(196)	(196)	—	(247)	(247)

Total Borrowed Funds	391	(1,125)	(734)	676	(1,911)	(1,235)

Total Interest Bearing Liabilities	713	(3,454)	(2,741)	1,099	(5,072)	(3,973)

Net Interest Margin/Income	$85	$(233)	$(148)	$110	$(373)	$(263)

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed only $85,000 to net interest income in the second quarter of 2008 relative to the second quarter of 2007, despite growth of $75 million, or 7%, in average interest-earning assets. The net volume variance would have been much greater if not for the following: Much of the growth in average interest-earning assets came in the form of a $52 million increase in investment securities, which have a lower weighted average yield than loans and leases; average demand deposit balances were $24 million lower for the quarter, which had the undesirable effect of increasing the percentage of the Company’s assets that are funded by interest-bearing liabilities, thus the average balance of interest-bearing liabilities increased by $10 million more than average interest-earning assets and the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets declined to 27% in the second quarter of 2008 from 30% in the second quarter of 2007; and, other borrowed money increased at a proportionately faster rate than relatively low-cost deposits, with the average balance of interest-bearing deposits increasing by $43 million, or 7%, for the second quarter of 2008 relative to the second quarter of 2007, and the average balance of borrowed funds increasing by $42 million, or 22%.

In contrast to the favorable volume variance, the net rate variance for the quarterly comparison was negative $233,000. Short-term market interest rates were relatively stable until the Federal Reserve Board approved a decrease in the fed funds rate in mid-September 2007, and short-term rates have fallen by a total of 325 basis points since then. This drop in rates impacted both interest-earning assets and interest-bearing liabilities, but our deposit rates did not drop as fast as loan yields because of $480,000 in interest reversals on loans placed on non-accrual during the second quarter of 2008 and because of competitive pressures on deposit rates. Contrary to slow re-pricing for deposits, rates paid for other borrowed funds actually declined relatively quickly, so our yield on total interest-earning assets was down 149 basis points compared to a decline of 151 basis points in the cost of total interest-bearing liabilities for the quarter-over-quarter comparison. The reason for the negative rate variance, then, is inherent in our large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the second quarter of 2007, which is the base period for the rate variance calculation, was $243 million. The yield decrease for interest-earning assets was thus applied to a much larger amount than the rate decrease for interest-bearing liabilities, and interest income shows a rate-related decline that is relatively larger than the rate-related decline in interest expense.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 4.98% in the second quarter of 2008 as compared to 5.35% in the second quarter of 2007, a drop of 37 basis points. For most of the past year the Company’s interest rate risk profile has been slightly liability sensitive, meaning that, all else being equal, our net interest margin would benefit in a declining rate environment but would be negatively impacted in a rising rate environment. However, the positive impact of the declining rate environment during the past year has been more than offset by the impact of interest reversals, an increase in the average balance of non-performing assets, a drop in average non-interest bearing deposit balances and a corresponding increase in the balance of other borrowed funds, and competitive pressures that stalled anticipated declines in deposit rates.

For the first half of 2008 relative to the first half of 2007, the favorable volume variance in net interest income was $110,000, while the rate variance was negative $373,000. Average interest-earning assets increased by $53 million, or 5%, for the half, but the positive impact of this increase was largely offset by the same factors denoted in the discussion of the quarterly volume variance. Namely, average investment balances account for over half of the increase in average earning assets, a $25 million drop in demand deposits was the primary contributor to a lower ratio of non-interest bearing liabilities and shareholders’ equity to average assets, and average interest-bearing deposits increased by only 5% relative to a 15% increase in other borrowed funds. The unfavorable rate variance for the first half was due to the same factors outlined for the quarterly comparison. The Company’s net interest margin for the first half of 2008 was 5.05%, a decline of 30 basis points relative to the net interest margin of 5.35% in the first half of 2007, again due to the factors delineated in the quarterly comparison.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings that are reflected in the income statement as the provision for loan losses. These charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable losses inherent in the Company’s loan portfolio.

The most significant item impacting the Company’s net income for the second quarter and first half of 2008 versus the second quarter and first half of 2007 was an increase in our loan loss provision, which was up by $1.9 million for the quarter and by $3.3 million for the half. Much of the increase can be explained by an increase in net charge-offs (detailed below in the table shown in “Allowance for Loan and Lease Losses”), but many of the charged-off loan balances had specific reserves allocated to them as of the beginning of the quarter and charging them off did not necessarily create the need for reserve replenishment. In addition to the increase in reserves related to charge-offs, we added specific reserves for certain acquisition and development loans and residential construction loans due to the weakened liquidity positions of some developers and deterioration in appraised collateral values. Our general reserves for equity loans and unsecured business and consumer lines were also enhanced, due to the recent uptick in charge-offs in those loan categories. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the second quarter and first half of 2008 relative to the second quarter and first half of 2007:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,737	69.75%	$1,754	36.96%	$5,205	63.69%	$3,329	43.04%
Other service charges, commissions & fees	1,049	26.73%	1,026	21.62%	2,181	26.69%	1,981	25.61%
Gains on sales of loans	—	0.00%	1,602	33.75%	1	0.01%	1,619	20.93%
Gains on called securities	13	0.33%	6	0.13%	58	0.71%	11	0.14%
Loan servicing income	3	0.08%	3	0.06%	18	0.22%	23	0.30%
Bank owned life insurance	79	2.01%	255	5.37%	239	2.93%	613	7.92%
Other	43	1.10%	100	2.11%	470	5.75%	159	2.06%

Total non-interest income	3,924	100.00%	4,746	100.00%	8,172	100.00%	7,735	100.00%
As a % of average interest-earning assets (2)		1.35%		1.74%		1.44%		1.43%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,409	49.80%	4,435	49.47%	8,906	51.20%	9,098	50.68%
Occupancy costs
Furniture & equipment	642	7.25%	793	8.85%	1,297	7.46%	1,530	8.52%
Premises	900	10.17%	849	9.47%	1,730	9.95%	1,577	8.79%
Advertising and marketing costs	668	7.55%	446	4.97%	1,166	6.70%	920	5.13%
Data processing costs	310	3.50%	276	3.08%	639	3.67%	524	2.92%
Deposit services costs	349	3.94%	471	5.25%	595	3.42%	901	5.02%
Loan services costs
Loan processing	218	2.46%	27	0.30%	319	1.83%	59	0.33%
Foreclosed assets	23	0.26%	6	0.07%	31	0.18%	6	0.03%
Credit card	1	0.01%	191	2.13%	2	0.01%	342	1.91%
Other operating costs
Telephone & data communications	241	2.72%	227	2.53%	466	2.68%	449	2.50%
Postage & mail	116	1.31%	100	1.12%	230	1.32%	237	1.32%
Other	292	3.30%	327	3.65%	581	3.34%	646	3.60%
Professional services costs
Legal & accounting	367	4.15%	316	3.52%	633	3.64%	605	3.37%
Other professional service	172	1.94%	288	3.21%	438	2.52%	609	3.39%
Stationery & supply costs	140	1.58%	167	1.86%	257	1.48%	334	1.86%
Sundry & tellers	5	0.06%	47	0.52%	105	0.60%	113	0.63%

Total non-interest Expense	$8,853	100.00%	$8,966	100.00%	$17,395	100.00%	$17,950	100.00%

As a % of average interest-earning assets (2)		3.05%		3.29%		3.07%		3.33%
Efficiency Ratio (1)	48.00%		46.07%		47.58%		48.62%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect a decline of $822,000, or 17%, in total other operating income for the quarter ended June 30, 2008 relative to the quarter ended June 30, 2007. The primary reason for the drop in income is the $1.6 million non-recurring gain on sale of credit card balances realized in the second quarter of 2007. Because of that gain, total other operating income dropped to 1.35% of average earning assets in the second quarter of 2008 from 1.74% of average earning assets in the second quarter of 2007. For the first half, total other operating income was $8.2 million in 2008 and $7.7 million in 2007, representing an increase of $437,000, or 6%. Total operating income was 1.44% of average earning assets in the first half of 2008, relative to 1.43% in the first half of 2007. Notwithstanding the impact of the credit card gain, first half results reflect an increase in non-interest income because of a large increase in deposit service charges and the following non-recurring income received in the first quarter of 2008: A $289,000 gain on the mandatory redemption of Visa shares, an $82,000 gain from vacant land adjacent to our Hanford branch which was sold to the city of Hanford at the request of the city, a $45,000 gain on called securities, and a $75,000 contingent payment received in the first quarter of 2008 which represents the final payment resulting from the outsourcing of our merchant services function in late 2006.

For the second quarter, despite a drop of $6 million, or 2%, in the average balance for aggregate transaction accounts, service charges on deposit accounts increased by $983,000, or 56%. For the first half, average transaction account balances were also 2% lower, but service charges on deposits were up by $1.9 million, or 56%. The increase in service charges for both the quarter and the half stem primarily from returned item and overdraft fees generated by new consumer checking accounts, a fee increase that became effective mid-2007, increased overdraft activity due to current economic conditions, and enhanced overdraft management and collection capabilities for all transaction accounts. In response to an aggressive marketing initiative, the number of active transaction accounts increased by 4,800, or 12%, from the end of June 2007 to the end of June 2008.

Other service charges, commissions, and fees increased by $23,000, or 2%, in the second quarter of 2008 relative to the second quarter of 2007, and by $200,000, or 10%, for the first half of 2008 relative to the prior year. The increase for the quarter includes a $53,000 increase in dividends received on our restricted stock plus a $105,000 increase in EFT interchange fees due to increased debit card activity and better interchange rates stemming from our new EFT contracts, net of a $156,000 decline in credit card income due to the sale of our credit card portfolio in June 2007. For the half, the increase is mainly comprised of a $220,000 increase in EFT interchange fees, increases in various other deposit-related fees totaling $101,000, a $49,000 increase in restricted stock dividends, the non-recurring $75,000 contingent payment noted in the previous paragraph, and a $70,000 drop in low-income housing tax credit investment costs which are accounted for as a reduction in income. These favorable variances were partially offset by a reduction of $271,000 in credit card income.

Bank-owned life insurance (BOLI) income declined by $176,000, or 69%, in the second quarter of 2008 relative to the second quarter of 2007, and by $374,000, or 61%, for the first half of 2008 relative to the first half of 2007. At June 30, 2008 the Company had $26.4 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. This is up from $25.5 million at June 30, 2007, due mainly to credited income. Income from general account BOLI is used to fund expense accruals associated with executive salary continuation plans and a directors’ retirement plan. In addition, as of June 30, 2008 and 2007 the Company had $1.8 million invested in “separate account” BOLI. The earnings on separate account BOLI are used to help offset accruals under deferred compensation arrangements for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. The drop in BOLI income for the quarter and the half can be explained by losses on separate account BOLI of $194,000 and $286,000 for the second quarter and first half of 2008, respectively, relative to gains of $12,000 in the second quarter of 2007 and $115,000 in the first half of 2007. As noted, these fluctuations are related to participant losses on deferred compensation balances in 2008 and participant gains in 2007, which also caused a drop in comparative expense accruals for employee benefits and directors costs for the second quarter and first half.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was $57,000 lower in the second quarter of 2008 than in the second quarter of 2007, because of a $30,000 loss resulting from the disposition of an OREO property and a decline in ICA income. Other non-interest income increased by $311,000 for the first half, because the first quarter of 2008 includes the aforementioned $289,000 gain on the redemption of Visa stock and the $82,000 gain on the sale of real property. Securities gains reflect a $47,000 increase for the half due mainly to gains received on called securities in the first quarter of 2008.

Total operating expense (non-interest expense) was $8.9 million for the quarter ended June 30, 2008, a drop of $113,000, or 1%, relative to total operating expense for the same period in 2007. The decrease includes a non-recurring expense reimbursement of $104,000 received from our EFT processor in the second quarter of 2008 in conjunction with our EFT conversion in November 2007, a $54,000 insurance recovery on fraud losses expensed in the prior year, and one-time expenses totaling $83,000 associated with the initiation of our new mortgage program. Non-interest expense fell to 3.05% of average earning assets for the second quarter of 2008 from 3.29% in the second quarter of 2007. For the first half of 2008, total non-interest expense was $555,000 lower than in the first half of 2007, a drop of 3%. Total non-interest expense fell to 3.07% of average earning assets in the first half of 2008, from 3.33% in the first half of 2007. In addition to the non-recurring items noted for the second quarter of 2008, the decrease for the half includes non-recurring expense reductions totaling $242,000, in the form of incentive payments/expense reimbursements received from certain vendors in the first quarter of 2008 in conjunction with our debit card and EFT processing conversions in November 2007.

The largest declines for any individual operating expense category were reductions in credit card costs of $190,000 and $340,000 for the quarter and the half, respectively, resulting from the elimination of almost all credit card costs subsequent to the sale of our credit card portfolio in June 2007. Deposit services costs also dropped by $122,000, or 26%, for the quarter and by $306,000, or 34%, for the half, due to the incentive payments discussed in the previous paragraph and lower operating costs subsequent to our EFT/debit card conversions. Deposit costs fell to 3.9% of total non-interest expense in the second quarter of 2008 compared to 5.3% in the second quarter of 2007, and to 3.4% in the first half of 2008 from 5.0% in the first half of 2007. Another category that experienced a substantial decline was furniture and equipment costs, which were down by $151,000, or 19%, for the quarter and by $233,000, or 15%, for the half primarily due to lower depreciation expense. Because of the disproportionately large declines in credit card, deposit services, and furniture/equipment costs, most other expense categories increased as a percentage of aggregate operating expenses for 2008 relative to the 2007.

The largest component of non-interest expense, salaries and employee benefits, declined by $26,000, or 1%, for the comparative quarters, and by $192,000, or 2%, for the half. While we experienced normal annual increases in base salaries and benefits, and we added staff for our newest office in the second quarter of 2008, those increases were more than offset by a reduction in salaries resulting from an increase in the deferral of salaries directly attributable to successful loan originations, pursuant to FAS 91, and by a drop in deferred compensation expense. FAS 91 costs are deferred and amortized as an adjustment to loan yields, which, as noted, results in a corresponding reduction in salaries reflected in current-period expense. FAS 91 salary costs were up by $177,000 for the quarter and by $421,000 for the half mainly as the result of our annual evaluation and adjustment of the personnel costs involved in each successfully-originated loan, which was completed in August 2007. Deferred compensation expense was down significantly due to participant losses on deferred compensation investments, as explained above in our discussion of BOLI income. In the second quarter of 2008, deferred compensation losses were $95,000 relative to gains of $39,000 in the second quarter of 2007, resulting in the quarter over quarter difference of $134,000. In the first half of 2008, deferred compensation losses were $148,000 relative to gains of $132,000 in the first half of 2007, resulting in a difference of $280,000 for the half. Deferred compensation losses also impacted directors’ fees, as discussed below. Despite their overall decline, salaries and benefits rose slightly to 49.8% of total non-interest expense for the second quarter of 2008 from 49.5% in the second quarter of 2007, and to 51.2% in the first half of 2008 from 50.7% in the first half of 2007.

Occupancy expense is comprised of furniture and equipment costs, which were discussed above, as well as premises expenses. Premises costs include rent, depreciation, utilities, maintenance, janitorial, security, property taxes and insurance, among other things. The $51,000, or 6%, increase in premises expense for the second quarter includes normal annual increases for the aforementioned categories, as well as partial rent for newer branches. The increase for the half was $153,000, or 10%, proportionately higher than for the quarter since first quarter 2007 expenses are net of one-time property tax refunds received pursuant to property valuation audits. Total occupancy expense was 17.4% of total non-interest expense for the second quarter of 2008, down from 18.3% for the second quarter of 2007, and was 17.4% of total non-interest expense in the first half 2008 relative to 17.3% in the first half of 2007.

Other notable changes in non-interest expense categories are as follows: Advertising and marketing costs were up by $222,000, or 50%, for the second quarter of 2008, due to increased advertising and other program costs for our newest initiative targeting business deposit accounts as well as approximately $41,000 in costs associated with our recent proxy contest; data processing costs were up by $34,000, or 12%, for the quarter, and by $115,000, or 22%, for the half, primarily because of higher internet banking expenses; loan processing costs increased by $191,000, or 707%, for the quarter and by $260,000, or 441%, for the half, because of the aforementioned $83,000 in costs related to the initiation of our new mortgage service, in addition to higher expenses for appraisals and inspections, which were up by $89,000 for the quarter and by $108,000 for the half, higher demand and foreclosure costs, and increases in various other miscellaneous loan costs; other professional services expenses fell by $116,000 for the quarter and by $171,000 for the half, principally because of declines in directors’ deferred fee accruals totaling $141,000 for the second quarter and $220,000 for the half, partially offset by higher shareholder expenses related to our recent proxy contest; stationery and supply costs were down $27,000, or 16%, for the quarter, and by $77,000, or 23%, for the half, due to more efficient management of forms, envelopes and letterhead.

Because of the impact of the gain on sale of credit card loans, the percentage increase in net interest plus other income was lower than the increase in total non-interest expense for the half and the Company’s tax-equivalent overhead efficiency ratio increased to 48.0% for the second quarter of 2008 from 46.1% for the second quarter of 2007. For the half, the increase in service charges on deposits and the overall decrease in non-interest expense more than offset the impact of the credit card gain, and our efficiency ratio dropped to 47.6% in 2008 from 48.6% in 2007. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax provision totaled $2.0 million for the second quarter of 2008 and $3.3 million for the second quarter of 2007, representing 30.4% of pre-tax income for the second quarter of 2008 and 35.3% for the second quarter of 2007. For the half, the tax provision was $4.3 million, or 31.3% of pre-tax income in 2008, and $5.6 million, or 34.3% of pre-tax income in 2007. Since actual taxable income was approximately the same percentage of book pre-tax income in the first half of 2008 and the first half of 2007, and actual tax rates were close to the same for both periods, the large drop in the tax accrual rate can be explained by the fact that taxable income declined and tax credits increased so tax credits are a proportionately higher percentage of taxable income in 2008 and had a relatively greater impact.

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

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to SFAS 115, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis the accumulated other comprehensive income account in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted.

Investment Portfolio

(dollars in thousands, unaudited)

	June 30, 2008		December 31, 2007
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$499	$507	$698	$706
US Gov’t agencies	9,638	9,771	18,613	18,831
Mortgage-backed securities	173,825	170,819	108,729	107,684
State & political subdivisions	58,728	58,170	57,242	57,688
Other equity securities	2,616	1,883	6	8

Total Investment Securities	$245,306	$241,150	$185,288	$184,917

The fair market value (which for the Company is the carrying value) of the investment portfolio increased by $56 million, or 30%, during the first half of 2008. Mortgage-backed securities increased by $63 million, as the company utilized liquidity freed up by the deposit influx to take advantage of a relatively favorable investment environment. US Government agency bonds fell by $9 million, due to maturing balances that were not replaced as they were no longer needed for pledging purposes. Equity securities increased by $2 million during the first half of 2008, as the Company purchased equity positions in a few other community banks.

Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $220 million at June 30, 2008, and $162 million at December 31, 2007. Of those amounts, securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $18 million at June 30, 2008 and $27 million at December 31, 2007. There was only $5,000 in fed funds sold at June 30, 2008 and none at December 31, 2007, and the Company’s investment in the time deposits of other banks totaled $49,000 at June 30, 2008 and $50,000 at December 31, 2007. Aggregate investments were 18% of total assets at June 30, 2008 and 15% at December 31, 2007.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $932 million at the end of June 2008. Notwithstanding a drop of $4 million in gross outstanding balances in the first quarter due to the prepayment of large loans totaling $14 million in balances, and a few additional sizeable prepayments totaling about $11 million in the second quarter of 2008, gross loan and lease balances have increased by $7 million since December 31, 2007. The current competitive lending environment has, in management’s view, led to a certain level of irrational pricing, which has increased our volume of prepayments. Because of this, and due to our tightened credit criteria and increased attention on monitoring and managing current loan relationships, we anticipate that outstanding loan balances will increase at a relatively slow pace for the remainder of the year.

A comparative schedule of the distribution of the Company’s loans at June 30, 2008 and December 31, 2007, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	June 30 2008	December 31 2007
Agricultural	$10,953	$13,103
Commercial and industrial	122,628	117,183
Real Estate:
Secured by commercial/professional office Properties including construction and development	453,782	457,236
Secured by residential properties	190,198	187,267
Secured by farmland	56,870	51,607

Total Real Estate	700,850	696,110
Small Business Administration loans	21,276	20,366
Consumer loans	54,223	54,731
Direct Financing Leases	22,117	23,140

Total Loans and Leases	$932,047	$924,633

Percentage of Total Loans and Leases
Agricultural	1.18%	1.42%
Commercial and industrial	13.16%	12.67%
Real Estate:
Secured by commercial/professional office Properties including construction and development	48.69%	49.45%
Secured by residential properties	20.40%	20.26%
Secured by farmland	6.10%	5.58%

Total Real Estate	75.19%	75.29%
Small Business Administration loans	2.28%	2.20%
Consumer loans	5.82%	5.92%
Direct Financing Leases	2.37%	2.50%

Total	100.00%	100.00%

As shown above, the relative composition of our loan portfolio did not change materially during the first half of 2008. Ag production loans dropped by about $2 million, or 16%, due mainly to the restructuring of a portion of our largest ag loan to provide additional real estate collateral, and the subsequent reclassification of those balances to real estate loans secured by farmland. This also explains a large part of the increase in loans secured by farmland. Commercial and industrial loan balances increased by $5 million, or 5%, due to solid organic growth that made up for over $3 million in balances that were paid off prior to maturity. Management is currently prioritizing commercial loan growth in an effort to reduce the relative volume of commercial real estate loans and create a more balanced portfolio, and commercial loans have increased slightly as a percentage of total loans in the first half of 2008, to 13.16% at June 30, 2008 from 12.67% at December 31, 2007. Real estate loans secured by commercial properties and construction and development loans fell by $3 million, or 1%, due to the prepayment of around $22 million in balances secured by commercial real estate, including over $5 million in loan participations. Loans secured by other residential properties increased $3 million, or 2%. Direct finance leases fell by $1 million, or 4%, for the first six months of the year.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and agricultural mortgage loans. The balance of loans serviced for others, including participations sold, was $11 million as of June 30, 2008 compared to $12 million at December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $200 million at June 30, 2008 as compared to $208 million at December 31, 2007, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 21% of gross loans outstanding at June 30, 2008 and 23% at December 31, 2007. In addition to unused loan commitments, the Company had letters of credit totaling $22 million at June 30, 2008 and December 31, 2007.

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

Non-performing Assets

(dollars in thousands, unaudited)

	June 30 2008	December 31 2007	June 30 2007
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	96	75	—
Real Estate
Secured by commercial/professional office properties including construction and development	9,692	6,976	—
Secured by residential properties	592	666	228
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	10,284	7,642	228
Small Business Administration loans	1,573	1,174	96
Consumer loans	198	161	79
Consumer credit cards	—	—	—
Direct financing leases	256	—	—

SUBTOTAL	$12,407	$9,052	$403

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Real Estate
Secured by commercial/professional office properties including construction and development	—	—	—
Secured by residential properties	—	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	—	—	—
Small Business Administration loans	—	—	—
Consumer loans	—	—	—
Consumer credit cards	—	—	—
Direct financing leases	—	—	—

SUBTOTAL	—	—	—

TOTAL NONPERFORMING LOANS	12,407	9,052	403
Foreclosed assets	1,820	556	—

Total nonperforming assets	$14,227	$9,608	$403

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	1.33%	0.98%	0.04%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	1.52%	1.04%	0.04%

Total nonperforming assets were $14.2 million at June 30, 2008 relative to $9.6 million at December 31, 2007, an increase of $4.6 million, or 48%. Loans secured by commercial properties and construction/development loans comprise the largest portion of the increase in nonperforming assets, rising by $2.7 million, or 39%, due mainly to the addition of the following: Three acquisition and development loans totaling $3.8 million, four residential construction loans with an aggregate balance of $971,000, two commercial real estate loans in the amount of $423,000, and a commercial construction loan with a balance of $299,000. These additions were partially offset by the resolution of the following loans that were included at December 31, 2007: A $1.2 million note secured by commercial real estate was sold, a $1.1 million construction loan secured by a personal residence and land was foreclosed on and subsequently sold, and residential construction loans of $415,000 and $125,000 were paid off. SBA loans on non-accrual also increased by $399,000 due to the net addition of 5 loans. Other loans and leases downgraded to non-accrual status in the first half of 2008 include a few relatively small leases and various consumer loans. Approximately $1.2 million of the June 30, 2008 total nonperforming loan balance in the table above is guaranteed by the U.S. Government, and an additional $10.3 million is secured by real estate.

A total of $2.2 million in loans which were classified as “non-accrual” at December 31, 2007 were written down and acquired into OREO in the first half of 2008. Two properties totaling $489,000 that were held in OREO at year-end 2007 were sold during the first half of 2008, but several additional foreclosures during the first half resulted in an ending balance of $1.8 million for foreclosed assets. The balance of foreclosed assets at June 30, 2008 consists primarily of residential properties and vacant lots, but also includes three mobile homes with a combined appraised value of $157,000.

Nonperforming assets were 1.52% of total gross loans and leases plus foreclosed assets at June 30, 2008 and 1.04% at December 31, 2007, up from 0.04% at June 30, 2007. While our nonperforming assets have experienced a sizeable increase relative to year-ago levels, an action plan is in place for each of our non-performing loans and foreclosed assets and they are all being actively managed. However, we cannot provide assurance that all will be resolved in a timely manner or that non-performing balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At June 30, 2008 the allowance for loan and lease losses was $12.6 million, or 1.35% of gross loans, a 3% increase from the $12.3 million allowance at December 31, 2007 which was 1.33% of gross loans. The allowance has increased by $519,000, or 4%, in comparison to June 30, 2007, at which time it was 1.33% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at June 30, 2008.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended June 30		For the Six-Month Period Ended June 30		For the Year Ended December 31
	2008	2007	2008	2007	2007
Balances:
Average gross loans and leases outstanding during period	$927,034	$904,606	$921,509	$897,945	$903,046

Gross loans and leases outstanding at end of period	$932,047	$909,447	$932,047	$909,447	$924,633

Allowance for Loan and Lease Losses:
Balance at beginning of period	$12,478	$11,612	$12,276	$11,579	$11,579
Provision charged to expense	2,650	701	4,920	1,601	3,252
Charge-offs
Agricultural	—	—	—	15	15
Commercial & industrial loans(1)	1,138	14	1,768	477	666
Real estate loans	295	250	608	250	724
Consumer loans	710	117	1,777	538	1,636
Credit card loans	11	75	11	139	139
Direct Financing Leases	243	—	243	—	—
Overdrafts	201	90	351	137	498

Total	2,598	546	4,758	1,556	3,678

Recoveries
Agricultural	—	—	—	—	—
Commercial & industrial loans(1)	24	255	58	361	862
Real estate loans	1	43	2	47	77
Consumer loans	35	8	45	18	77
Credit card loans	4	18	16	30	50
Direct Financing Leases	2	—	2	—	—
Overdrafts	26	12	61	23	57

Total	92	336	184	479	1,123

Net loan charge offs (recoveries)	2,506	210	4,574	1,077	2,555

Balance	$12,622	$12,103	$12,622	$12,103	$12,276

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.09%	0.09%	1.00%	0.24%	0.28%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.35%	1.33%	1.35%	1.33%	1.33%
Allowance for Loan Losses to Non-Performing Loans	101.73%	3003.23%	101.73%	3003.23%	135.62%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	19.85%	1.74%	36.24%	8.90%	20.81%
Net Loan Charge-offs to Provision for Loan Losses	94.57%	29.96%	92.97%	67.27%	78.57%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge-off. The Company’s provision for loan and lease losses was $1.9 million higher in the second quarter of 2008 than in the second quarter of 2007, and net charge-offs increased by $2.3 million. As noted previously, the provision was higher primarily because of an increase in specific reserves for certain acquisition and development loans and construction loans, increased general reserves for unsecured business and consumer loans, and the replenishment of general reserves utilized for charge-offs. Net charge-offs increased mainly because of an increase in charge-offs on unsecured business loans and consumer credit lines. We also experienced an increase in charge-offs on direct finance leases, and overdraft charge-offs increased due to significantly higher overdraft activity. We have adjusted underwriting policies in higher-risk areas to reduce the likelihood of future losses.

The Company considers its allowance for loan and lease losses at June 30, 2008 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $53 million at June 30, 2008, compared to the $44 million balance at December 31, 2007. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $34 million average of cash and due from banks for the first six months of 2008 was down about 8% from the $37 million average for all of 2007. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our conversion to electronic presentment for all checks has helped reduce the level of cash items in process of collection. We expect that average cash balances will increase as new branches become operational and our transaction account customer base expands.

Net premises and equipment increased slightly during the first half of 2008 due to our most recent branch addition, and “other assets” were $1.2 million higher largely because of the increase in foreclosed assets. At June 30, 2008, other assets includes as its largest components $28 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $13 million investment in low-income housing tax credit funds, an aggregate $10 million investment in restricted stock, accrued interest receivable totaling $6 million, goodwill of about $6 million, a net deferred tax asset of $5 million, close to $2 million in OREO and other foreclosed assets, and about $2 million in operating leases. Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis. The Company’s goodwill is evaluated annually, and because the market value of the Company exceeded its book value as of the measurement date, no further testing was deemed necessary and management determined that no impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts (DDA), interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Overall, deposits increased by $113 million, or 13%, to $963 million at June 30, 2008 from $850 million at December 31, 2007. Most of the growth was in time deposits over $100,000 and CDARS deposits, although core deposits also increased by $21 million, or 3%, for the half. The number of transaction accounts (DDA and NOW accounts) at the Company continues to increase as a result of our high performance checking (HPC) initiatives, rising by 2,500 accounts, or 6%, in the first half of 2008, and by 4,800 accounts, or 12%, from June 30, 2007 to June 30, 2008. This increase in accounts has been a significant contributor to service charges on deposit accounts, which has enhanced the Company’s profitability. The average balance per transaction account has declined, however, and aggregate transaction account balances fell by $2 million, or 1%, in the first half. In spite of the overall decline in transaction account balances in the first half of 2008, over the past few months DDA balances seem to have stabilized while NOW balances continue to grow. We are optimistic that this base of relatively low-cost funding will continue to expand in the future, although no assurance can be provided in that regard.

A comparative schedule of the distribution of the Company’s deposits at June 30, 2008 and December 31, 2007, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)

	June 30 2008	December 31 2007
Demand	$230,157	$243,764
NOW	98,169	86,936
Savings	55,979	51,442
Money Market	150,699	126,347
TDOA’s & IRA’s	27,832	23,715
Time deposit < $100,000	168,052	118,799
Time deposits ≥ $100,000	232,427	199,144

Total Deposits	$963,315	$850,147

Percentage of Total Deposits
Demand	23.89%	28.67%
NOW	10.19%	10.23%
Savings	5.81%	6.05%
Money Market	15.64%	14.86%
TDOA’s & IRA’s	2.89%	2.79%
Time deposit < $100,000	17.45%	13.97%
Time deposits ≥ $100,000	24.13%	23.43%

Total	100.00%	100.00%

The increase in time deposits under $100,000 includes $50 million in deposits obtained from one of the counties in our market area, which are CDARS deposits and are thus technically classified as brokered deposits. The increase in time deposits over $100,000 includes a $50 million increase in deposits from the State of California. Wholesale-sourced brokered deposits, which are also included in time deposits over $100,000, declined by $10 million during the first half. Non-interest bearing demand deposits, while up slightly for the quarter, show a drop of $14 million, or 6%, for the year-to-date period, due to the migration of some business DDA’s into our money market sweep product and some personal DDA’s into NOW accounts. NOW account balances increased by $11 million, or 13%, savings balances were up by $5 million, or 9%, and money market deposits increased by $24 million, or 19%.

Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. Our recent deposit-related efforts have involved expanding the HPC initiative to include business accounts, and designating deposit specialists in certain regions to assist current and potential business customers with their deposit needs. We are also in the process of initiating a special online-only checking account, and have retained consultants to assist in maximizing our potential for new deposits via that channel. Information concerning average balances and rates paid on deposits by deposit type for the quarters and six-month periods ended June 30, 2008 and 2007 is contained in the “Average Rates and Balances” table appearing above in the section titled “Net Interest Income and Net Interest Margin.”

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

As of June 30, 2008, FHLB borrowings totaled $148 million, with $118 million in the form of short-term advances and $30 million in the form of long-term borrowings (remaining maturity over one year). Short-term borrowings reflect a decline of $75 million during the first half of 2008, enabled by the increase in deposits. Long term borrowings increased by $25 million, as we locked in relatively low rates in an attempt to improve our interest rate risk position under rising interest rate scenarios.

The Company uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. Overnight fed funds purchased were up by $4 million for the first half of 2008, necessitated by the temporary $9 million increase in cash and due from banks. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $28 million at June 30, 2008, relative to a $22 million balance at the end of December 2007. In addition, the Company had $31 million in junior subordinated debentures at June 30, 2008 and December  31, 2007.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities totaled approximately $16 million at both June 30, 2008 and December  31, 2007.

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

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest income, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of June 30, 2008, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	3,034	-$	1,207	-$	280	-$	417	-$	933	-$	1,592
% Change		-5.04%		-2.00%		-0.47%		-0.69%		-1.55%		-2.64%

The above profile illustrates that if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $417,000 lower, a decline of 0.69% relative to net interest income in a flat rate scenario. The negative variance becomes more pronounced the greater the increase in interest rates. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $280,000 lower, a drop of 0.47% compared to net interest income under a stable rate scenario. The unfavorable variance increases if rates go down by 200 basis points, and turns down sharply when rates drop 300 basis points. The disproportionate drop in net interest income as rates decline is due to the fact that deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities would begin to hit a natural floor of close to zero while variable-rate loan yields would continue to fall, resulting in net interest margin compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. In the unlikely event that rates fall drastically, we would likely create an artificial floor on our prime lending rate (consistent with past practice), to mitigate some of the negative impact.

As noted in the discussion of our net interest margin, for most of the past year our interest rate risk profile was slightly liability sensitive, meaning that interest-bearing liabilities re-price more quickly than interest-earning assets and, all else being equal, the Company’s net interest margin will be higher when short-term rates are falling and lower when short-term rates are rising. In reality, however, even though rates were falling for most of the past year, competitive pressures on deposit rates offset some of the favorable impact we otherwise would have experienced because of our liability sensitive position. Because of small structural changes in our balance sheet and slightly different assumptions for deposit rates to conform model results more closely to recent behavior, our interest rate risk profile has recently evolved so that our risk in rising rate scenarios has been mitigated to some extent, and it currently appears that both rate increases and rate decreases will have a slight negative impact on our net interest margin. Another characteristic inherent in our interest rate risk profile was experienced in 2006, when rates leveled off after an extended period of rising. Margin compression occurred, since the cost of rate-sensitive liabilities continued to rise even after yields on rate-sensitive earning assets stopped increasing.

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

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE as of June 30, 2008, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$27,665	$18,921	$10,534	-$	15,547	-$	30,474	-$	45,372
% Change	11.41%	7.80%	4.35%		-6.41%		-12.57%		-18.72%

The slope of EVE under varying interest rate scenarios is different than the profile for the Company’s net interest income simulations, due primarily to the fact that $535 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope flattens if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During the past few years, the addition of fixed-rate assets and a shift into more rate-sensitive funding has caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2008, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $37 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $16 million at June 30, 2008. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $199 million at June 30, 2008. An additional $171 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow approximately $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 16% and 71%, respectively, at June 30, 2008, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits and short-term liabilities as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at June 30, 2008. We anticipate that slower loan growth and our efforts to increase core deposits will have a positive impact on our liquidity position, although no assurance can be provided that this will be the case.

CAPITAL RESOURCES

At June 30, 2008, the Company had total shareholders’ equity of $101.9 million, comprised of $20.0 million in common stock, additional paid-in capital of $956,000, and $83.3 million in retained earnings, less $2.4 million in accumulated other comprehensive losses. Total shareholders’ equity at the end of 2007 was $99.5 million. The $2.4 million increase in shareholders’ equity during the first half of 2008 was due primarily to the addition of net earnings less $3.3 million in dividends paid, a $1.5 million increase related to stock options, and a $2.1 million decrease due to the impact of shares repurchased and retired by the Company. It also includes the $2.2 million decline in the difference between the market value and amortized cost of investment securities (net of the tax impact). Also reflected as of January 1, 2008 was a $1.1 million charge for the cumulative impact of implementing FASB’s guidance under EITF 06-04, as explained in Note 3 to the Consolidated Financial Statements.

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

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at June 30, 2008 was included in Tier 1 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)

	June 30, 2008	December 31, 2007	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.62%	13.33%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.39%	12.11%	6.00%
Tier 1 Leverage Ratio	10.07%	10.22%	5.00%
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.57%	13.28%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.34%	12.06%	6.00%
Tier 1 Leverage Ratio	9.20%	10.17%	5.00%

At the current time, there are no commitments that would necessitate the use of material amounts of the Company’s capital, and there are no foreseeable events that would cause the capital ratios for either the Bank or the consolidated holding company to fall below the threshold necessary to be considered “well capitalized”.

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2008:

	April	May	June
Total shares purchased	0	0	0
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	N/A	N/A	N/A
Maximum number of shares remaining for purchase under a plan or program (1)	100,669	100,669	100,669

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time. That amount was supplemented by 250,000 shares on May 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 21, 2008. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934, and proxies were solicited in opposition to management by Patricia Childress. A total of 8,198,297 shares were represented and voting at the meeting, constituting 86.11% of the 9,521,273 issued and outstanding shares entitles to vote at the meeting. Management’s nominees for directorship are listed in the proxy statement, and all such nominees were elected pursuant to the vote of shareholders. The vote on the election of four individuals to serve as Class I directors for two-year terms was as follows:

	For		Withhold
Morris A. Tharp	5,729,664		14,062
James C. Holly	5,726,779		16,947
Robert L. Fields	5,729,664		14,062
Lynda B. Scearcy	5,716,021		27,705
Patricia L. Childress	2,414,271	(1)	40,300

(1)	Although included in the total noted above, all of the votes solicited by Ms. Childress in her proxy solicitation, i.e., all votes other than from the 1,214,729 shares beneficially owned by Ms. Childress and her sister, were invalidated pursuant to the California Financial Code, due to Ms. Childress’ failure to obtain permission from the California Department of Financial Institutions prior to soliciting proxies in the election contest.

The terms of the following directors also continued after the shareholders’ meeting: Albert L. Berra, Vincent L. Jurkovich, Robert H. Tienken and Gordon T. Woods.

There were no broker non-votes received with respect to these items.

ITEM 5:	OTHER INFORMATION

Not applicable

ITEM 6:	EXHIBITS

Exhibit #	Description

3.1	Articles of Incorporation of Sierra Bancorp (1)

3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)

3.3	Amended and Restated By-laws of the Company (2)

10.1	1998 Stock Option Plan (1)

10.2	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.3	Salary Continuation Agreement for James C. Holly (3)

10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.5	Split Dollar Agreement for Kenneth R. Taylor (5)

10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (5)

10.7	Director Retirement Agreement for Robert Tienken (5)

10.8	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (5)

10.9	Director Retirement Agreement and Split dollar Agreement for Robert Fields (5)

10.10	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (5)

10.11	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (5)

10.12	Director Retirement Agreement and Split dollar Agreement for Albert Berra (5)

10.13	401 Plus Non-Qualified Deferred Compensation Plan (5)

10.14	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (6)

10.15	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)

10.16	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (6)

10.17	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)

10.18	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)

10.19	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (7)

10.20	2007 Stock Incentive Plan (8)

10.21	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)

10.22	Salary Continuation Agreement for Kevin J. McPhaill (9)

10.23	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)

11	Statement of Computation of Per Share Earnings (10)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.

(3)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.

(5)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.

(6)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(7)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.

(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

(9)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.

(10)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 8, 2008	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

August 8, 2008	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Executive Vice President & Chief Financial Officer