Form 10-Q
period 2008-09-30
SIERRA BANCORP
filed 2008-11-10
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Common stock, no par value, 9,666,591 shares outstanding as of October 31, 2008

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$33,187	$43,972
Interest-bearing deposits in other banks	5,050	50
Federal funds sold	—	—

Total Cash & Cash Equivalents	38,237	44,022
Investment securities available for sale	240,916	184,917
Loans and leases:
Gross loans and leases	953,473	924,633
Allowance for loan and lease losses	(11,275)	(12,276)
Deferred loan and lease fees, net	(1,674)	(3,045)

Net Loans and Leases	940,524	909,312
Premises and equipment, net	19,024	18,255
Other assets	78,206	77,229

TOTAL ASSETS	$1,316,907	$1,233,735

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$221,560	$243,764
Interest bearing	739,474	606,383

Total Deposits	961,034	850,147
Federal funds purchased and repurchase agreements	40,345	39,082
Short-term borrowings	129,200	193,000
Long-term borrowings	30,000	5,000
Other liabilities	16,525	16,114
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,208,032	1,134,271

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,666,391 and 9,576,388 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	20,819	18,757
Additional paid in capital	1,014	797
Retained earnings	87,458	80,125
Accumulated other comprehensive income (loss)	(416)	(215)

TOTAL SHAREHOLDER’S EQUITY	108,875	99,464

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,316,907	$1,233,735

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$17,310	$20,158	$52,380	$60,099
Interest on investment securities:
Taxable	2,149	1,512	5,822	4,588
Tax-exempt	599	559	1,777	1,664
Interest on Federal funds sold and interest-bearing deposits	24	21	35	39

Total interest income	20,082	22,250	60,014	66,390
Interest expense:
Interest on deposits	3,635	5,968	11,863	16,935
Interest on short-term borrowings	736	1,542	3,041	4,925
Interest on long-term borrowings	259	42	616	308
Interest on manditorily redeemable trust preferred securities	379	576	1,262	1,705

Total interest expense	5,009	8,128	16,782	23,873
Net Interest Income	15,073	14,122	43,232	42,517
Provision for loan losses	900	700	5,820	2,302

Net Interest Income after Provision for Loan Losses	14,173	13,422	37,412	40,215
Non-interest revenue:
Service charges on deposit accounts	3,089	2,105	8,294	5,434
Gains on investment securities available-for-sale	—	2	58	14
Other	1,256	1,199	4,005	5,461

Total other operating income	4,345	3,306	12,357	10,909
Other operating expense:
Salaries and employee benefits	4,646	4,045	13,552	13,143
Occupancy expense	1,738	1,701	4,765	4,808
Other	3,929	3,096	9,391	8,841

Total other operating expenses	10,313	8,842	27,708	26,792

Income before income taxes	8,205	7,886	22,061	24,332
Provision for income taxes	2,433	2,616	6,765	8,254

Net Income	$5,772	$5,270	$15,296	$16,078

PER SHARE DATA
Book value	$11.26	$10.15	$11.26	$10.15
Cash dividends	$0.17	$0.16	$0.51	$0.46
Earnings per share basic	$0.60	$0.54	$1.60	$1.66
Earnings per share diluted	$0.59	$0.53	$1.56	$1.60
Average shares outstanding, basic	9,623,683	9,672,247	9,586,589	9,713,097
Average shares outstanding, diluted	9,765,122	10,008,463	9,777,633	10,076,118

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$15,296	$16,078
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	$(58)	$(14)
Gain on sales of loans	(1)	(1,619)
(Gain) Loss on disposal of fixed assets	(81)	23
Loss (Gain) on sale on foreclosed assets	62	(7)
Share-based compensation expense	217	245
Provision for loan losses	5,820	2,302
Depreciation and amortization	2,206	2,413
Net amortization on securities premiums and discounts	101	187
Increase in unearned net loan fees	(1,370)	(376)
Increase in cash surrender value of life insurance policies	(598)	(940)
Proceeds from sales of loans held for sale	—	1,167
Proceeds from sales of loan portfolio	—	11,952
Originations of loans held for sale	(941)	(1,152)
Decrease in interest receivable and other assets	3,189	60
(Decrease) Increase in other liabilities	(85)	3,966
Excess tax benefit from share-based payment arrangements	(608)	(1,555)

Net cash provided by operating activities	23,149	32,730

Cash Flows from Investing Activities
Maturities of securities available for sale	3,125	3,204
Proceeds from sales/calls of securities available for sale	9,733	2,506
Purchases of securities available for sale	(92,273)	(17,873)
Principal paydowns on securities available for sale	23,026	18,069
Increase in loans receivable, net	(40,142)	(31,067)
Purchases of premises and equipment, net	(2,963)	(2,558)
Proceeds from sales of foreclosed assets	2,006	66

Net cash used in investing activities	(97,488)	(27,653)

Cash Flows from Financing Activities
Increase in deposits	110,888	18,134
Decrease in federal funds purchased	(3,000)	(25,000)
Decrease in borrowed funds	(38,800)	(7,700)
Increase (Decrease) in repurchase agreements	4,263	(3,080)
Cash dividends paid	(4,894)	(4,466)
Stock repurchased	(2,080)	(6,992)
Stock options exercised	1,569	1,623
Excess tax benefit from share-based payment arrangements	608	1,555

Net cash provided by (used in) financing activities	68,554	(25,926)

Net Decrease in cash and due from banks	(5,785)	(20,849)
Cash and Cash Equivalents
Beginning of period	44,022	59,015

End of period	$38,237	$38,166

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. The Bank is a multi-community financial institution that offers a full range of retail and commercial banking services primarily in the central and southern sections of the San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. We currently operate 22 full service branch offices throughout this geographic footprint, in addition to an internet branch which provides the ability to open deposit accounts online. The Bank’s two newest “brick and mortar” branches commenced operations in Bakersfield in July 2008 and Delano in March 2007. Our next office is expected to be a branch in the Sunnyside area of South Fresno, with an anticipated opening in the fourth quarter of 2008. We have also executed a ground lease for a second location in the City of Tulare, and are negotiating a lease for a location in Selma. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, and eight offsite ATMs. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans–an amendment of FASB Statements No. 87, 88, 106, and 132(R) (FAS 158), which requires an employer to: (a) Recognize as an asset or a liability in its statement of financial position a plan’s overfunded or underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes are reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement to recognize the funded status of benefit plans and the disclosure requirements of FAS 158 were adopted by the Company as of December 31, 2007, as required by FAS 158, and did not have a material impact on the financial position of the Company. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management does not expect the adoption of the remaining provisions of FAS 158 to have a material effect on the financial position of the Company.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements. EITF 06-4 requires the recognition of a liability and related compensation expense for the endorsement split dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the participant’s required service period. However, if the employer has agreed to maintain a split-dollar arrangement and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, our accrual requirement is, for the most part, limited to the postretirement cost of insurance. The new guidance was implemented by the Company effective January 1, 2008. Transition to the new guidance required a cumulative-effect charge of approximately $1.1 million to retained earnings upon adoption. Furthermore, our compliance with this guidance added $27,000 to employee benefits expense in the third quarter of 2008 and $80,000 for the first nine months of 2008, and the impact is expected to be approximately the same going forward.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2008 and 2007, cash paid for interest due on interest-bearing liabilities was $16.8 million and $24.1 million, respectively. There was $5.2 million in cash paid for income taxes during the nine months ended September 30, 2008, and $6.1 million in cash paid for income taxes during the nine months ended September 30, 2007. There was $6.8 million in assets acquired in the settlement of loans for the nine months ended September 30, 2008, and $76,000 for the nine months ended September 30, 2007. There was $2.0 million in foreclosed assets sold during the nine months ended September 30, 2008, and $66,000 sold for the nine months ended September 30, 2007. There was $825,000 in loans extended to finance the sale of other real estate during the nine months ended September 30, 2008, and none for the nine months ended September 30, 2007.

Note 5 – Share Based Compensation

Our 2007 Stock Incentive Plan (the “2007 Plan”) was approved by the Company’s Board of Directors on March 15, 2007, and by the Company’s shareholders on May 23, 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although 448,978 options that were granted prior to the termination of the 1998 Plan were not affected by the termination and were still outstanding as of September 30, 2008. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The Company’s authorized but unissued shares reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarter of 2007 and the second quarter of 2008. The 3,200 stock options granted in the second quarter of 2008 were subsequently canceled and no stock options were granted by the Company in the third quarter of 2007, so the number available for grant as of September 30, 2008 was 1,428,100. All of the 71,900 shares issued under the 2007 plan and outstanding at September 30, 2008 have strike prices substantially higher than the market price of the Company’s stock as of the same date, and were thus “underwater” and considered to be non-dilutive.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is required by generally accepted accounting principles to record current-period expense for all unvested options, including those that are underwater. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $58,000 was reflected in the Company’s income statement during the third quarter of 2008 and $57,000 was charged during the third quarter of 2007, as compensation expense related to outstanding and unvested stock options. For the first nine months, these charges amounted to $217,000 in 2008 and $246,000 in 2007.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,623,683 weighted average shares outstanding during the third quarter of 2008, and 9,672,247 during the third quarter of 2007. There were 9,586,589 weighted average shares outstanding during the first nine months of 2008, and 9,713,097 during the first nine months of 2007.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2008, the dilutive effect of options outstanding calculated under the treasury stock method totaled 141,439 and 191,044, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2007, shares totaling 336,216 and 363,021, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-month Period Ended September 30,		For the Nine-month Period Ended September 30,
	2008	2007	2008	2007
Net income	$5,772	$5,270	$15,296	$16,078
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	3,438	2,782	(289)	378
Less: reclassification adjustment	—	2	58	14

Pre-tax other comprehensive inc/(loss)	3,438	2,780	(347)	364
Less: tax impact of above	1,445	1,169	(146)	153

Net other comprehensive income/(loss)	1,993	1,611	(201)	211

Comprehensive income	$7,765	$6,881	$15,095	$16,289

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

	September 30, 2008	December 31, 2007
Commitments to extend credit	$195,202	$208,487
Standby letters of credit	$11,138	$11,269
Commercial letters of credit	$10,181	$10,714

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at September 30, 2008, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$2,431,107	$238,484,603	$—	$240,915,710
Loans Held for Sale	$941,000	$—	$—	$941,000

Assets and liabilities measured at the lower of cost or fair value on a non-recurring basis are summarized below:

	Lower of Cost or Fair Value at September 30, 2008, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$9,522,760	$2,385,580	$11,908,340
Foreclosed Assets	$—	$3,908,807	$—	$3,908,807

Impaired loans had a carrying amount of $14,306,670 at September 30, 2008, with a valuation allowance of $2,398,330.

Note 10 – Recent Developments

In October 2008, the Emergency Economic Stabilization Act (EESA) of 2008 was approved and signed into law. EESA is comprised of three primary parts: 1) the Troubled Asset Relief Program (TARP), which is the principal piece of legislation; 2) budget-related provisions (largely energy-related); and 3) tax reduction provisions. The TARP is designed to calm turmoil in financial markets by allowing the U.S. Treasury Department to borrow up to $700 billion, which, it was initially announced, would be used to buy illiquid mortgages, securities and other assets that are creating instability in the nation’s financial markets. The announced objective was to remove troubled assets from banks in order to strengthen their balance sheets and increase their willingness to extend credit. Subsequent to the initial approval of EESA, the Treasury announced that it has allocated $250 billion of TARP-related borrowings to purchase preferred equity in financial institutions, at the request of qualifying institutions, in amounts ranging from 1% to 3% of risk-adjusted assets. Half of the total amount is reserved for the largest U.S. financial institutions. Participation in the TARP program also comes with restrictions, including provisions requiring the Treasury’s prior approval for any increases in dividends, share repurchases, and certain elements of officer compensation. We are currently evaluating the strategic advantages and operating restrictions inherent in issuing preferred shares to the U.S. government, and will determine whether or not we will submit an application to participate by the November 14, 2008 deadline. Other newly-enacted provisions that directly impact the Company have increased the basic limit on FDIC coverage from $100,000 to $250,000 per depositor and removed the limit on FDIC deposit insurance coverage for non-interest bearing accounts through December 31, 2009, and provide FDIC backing for senior unsecured debt issued from October 14, 2008 through June 30, 2009. Financial institutions not opting out of unlimited coverage for non-interest bearing accounts by the December 5, 2008 deadline will be charged an annualized 10 basis points on individual account balances exceeding $250,000, and those not opting out of the provision backing senior unsecured debt will be charged an annualized 75 basis points on all such debt. We anticipate that we will fully participate in the deposit insurance aspects of this program, and will thus be able to offer unlimited insurance limits to our non-interest bearing demand deposit account customers. The annual cost is expected to be around $30,000, based on current account balances. We are currently reviewing the implications of the provision backing senior unsecured debt, and will make a final determination on our participation in that program before the December 5, 2008 opt-out deadline. Other provisions of EESA that strengthen the financial position of our customers and provide tax incentives for businesses could, indirectly, have a favorable impact on the Company as well.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2008 Compared to Third Quarter 2007

Net income for the quarter ended September 30, 2008 was $5.8 million compared to $5.3 million for the quarter ended September 30, 2007, an increase of 10%. Basic and diluted earnings per share for the third quarter of 2008 were $0.60 and $0.59, respectively, compared to $0.54 and $0.53 for the third quarter of 2007. The Company’s annualized return on average equity was 21.96% and annualized return on average assets was 1.77% for the quarter ended September 30, 2008, compared to a return on equity of 22.16% and return on assets of 1.73% for the quarter ended September 30, 2007. The primary drivers behind the variance in net income are as follows:

•

Net interest income increased $951,000, or 7%, primarily due to the fact that average interest-earning assets were up by $91 million, or 8%. Our net interest margin declined to 5.19% in the third quarter of 2008 from 5.25% in the third quarter of 2007, due principally to an increase in the average balance of non-accruing loans and an increase in the relative level of interest-bearing liabilities. Also having an impact on our net interest margin in the third quarter of 2008 were the accelerated recognition of $211,000 in fees on a loan that paid off early, and the reversal of $118,000 in interest on loans placed on non-accrual.

•

The Company experienced an increase of $200,000, or 29%, in its provision for loan losses due mainly to a higher level of loan charge-offs, although much of the amount charged off in the third quarter of 2008 represents balances that were fully reserved at the beginning of the period and thus did not create the need for reserve replenishment.

•

Even though average transaction account balances were only 3% higher, service charges on deposit accounts increased by $984,000, or 47%, due to returned item and overdraft fees generated by new checking accounts, a higher level of overdraft activity in other accounts, fee increases that became effective mid-2007 and mid-2008, and enhanced overdraft management and collection capabilities for all transaction accounts.

•

Bank-owned life insurance (BOLI) income declined by only $5,000 in the third quarter of 2008, but without a one-time gain resulting from the exchange of separate account BOLI policies would have been over $350,000 lower due to losses in deferred compensation plans associated with those policies.

•

The expense recorded for salaries and benefits increased by $601,000, or 15%, because of a $247,000 decline in the deferral of salary costs associated with successful loan originations, normal annual salary increases, staff additions for new offices, and staffing enhancements to help manage problem assets. These increases were partially offset by a decline in deferred compensation accruals resulting from participant losses in deferred compensation plans.

•

Occupancy expense increased by only $37,000, or 2%, while other non-interest expenses were up by $833,000, or 27%, for the comparative third quarters. Significant increases in other non-interest expenses include OREO write-downs and foreclosure costs, the elimination of costs associated with credit cards due to the sale of our credit card portfolio last year, an increase in collections-related legal expenses, a reduction in directors’ expense accruals for the quarter resulting from participant losses on balances associated with deferred directors’ fees, an increase in supplies expense resulting from a cumulative year-to-date adjustment, a legal settlement and a non-recurring operations-related loss.

•

The Company’s tax accrual declined to 29.7% of pre-tax income in the third quarter of 2008 from 33.2% in the third quarter of 2007, because of the release of a $230,000 tax reserve in the third quarter of 2008.

First Nine Months of 2008 Compared to First Nine Months of 2007

Net income for the first nine months of 2008 was $15.3 million, which is $782,000 lower than net income for the first nine months of 2007 and represents a 5% decline. Basic and diluted earnings per share were $1.60 and $1.56, respectively, for the first nine months of 2008, compared to $1.66 and $1.60 for the first nine months of the prior year. The Company realized an annualized return on average equity of 19.87% for the first nine months of 2008 and 23.17% for the first nine months of 2007, and achieved a return on assets for the same periods of 1.60% and 1.78%, respectively. The principal reasons for the net income variance for the comparative year-to-date periods include the following:

•

The Company realized a $1.6 million pre-tax gain on sale of credit card loans in June 2007, which equates to approximately $930,000 in net income and added $0.09 to diluted earnings per share for the first nine months of 2007.

•

The loan loss provision increased $3.5 million, or 153%, for the first nine months of 2008, due mainly to an increase in specific reserves for potential losses on certain acquisition and development and residential construction loans, an increase in general reserves for equity loans and for outstanding balances on unsecured business and consumer lines of credit, and a higher level of loan charge-offs.

•

Net interest income was up by $715,000, or 2%. Net interest income was favorably affected by a $66 million, or 6%, increase in average interest-earning assets, but negatively impacted by a 22 basis point drop in our net interest margin for the year-to-date period. Our margin declined due in large part to $598,000 in interest reversals on loans placed on non-accrual status during the first nine months of 2008, although interest reversals were partially offset by the accelerated recognition of $211,000 in loan fees resulting from the pay-off of a loan in the third quarter.

•	Service charges on deposits increased by $2.9 million, or 53%, for the same reasons noted in the quarterly summary.

•

Other significant changes in non-interest revenue for the year-to-date period include the following: A $379,000 drop in BOLI income, due to year-to-date losses on associated deferred compensation plans that were partially offset by the $350,000 one-time gain on the exchange of policies in the third quarter of 2008; a reduction in fee income associated with credit cards pursuant to the sale of our credit card portfolio in June 2007, although associated costs were also down; and an increase in EFT interchange fees resulting from our new EFT contracts that became effective in the fourth quarter of 2007. Also having an impact on the difference in non-interest income for the year-to-date period was a one-time gain of $289,000 in the first quarter of 2008 resulting from the mandatory redemption of a portion of our Visa shares, pursuant to Visa’s initial public offering in March 2008.

•

Salaries and benefits increased by $409,000, or 3%, primarily because of normal annual salary increases, staff additions for new offices, and staffing enhancements to help manage problem assets. These increases were partially offset by a $174,000 increase in salary costs associated with successful loan originations and thus deferred pursuant to FAS 91, and a decline of $463,000 in deferred compensation expense due to participant losses on deferred compensation plans.

•

Occupancy expense declined by $43,000, or 1%, while other non-interest expenses increased by $550,000, or 6%, due mainly to increased costs associated with online banking and remote deposit capture, OREO write-downs, increases in foreclosure costs and appraisal fees, higher collection-related legal expenses, higher marketing costs, and the aforementioned legal settlement and operations loss incurred in the third quarter of 2008. These expense increases were partially offset by significant favorable variances resulting from lower credit card costs, EFT incentive payments totaling $242,000 received in the first quarter of 2008 and a non-recurring $104,000 EFT processing rebate received in the second quarter of 2008, and lower directors’ expense accruals resulting from participant losses on deferred compensation plans.

•

The tax accrual rate for the first nine months of 2008 was lower because of the reversal of the tax reserve noted in the third quarter comparison, and because taxable income declined and tax credits increased, so tax credits are a proportionately higher percentage of taxable income in 2008 and had a relatively greater impact.

FINANCIAL CONDITION SUMMARY

September 30, 2008 relative to December 31, 2007

The Company’s total assets were $1.317 billion at September 30, 2008, an increase of $83 million, or 7%, relative to total assets of $1.234 billion at December 31, 2007. The most significant characteristics of and changes in the Company’s balance sheet during the first nine months of 2008 are outlined below:

•

Total deposits increased by $111 million, or 13%. Most of the growth was in jumbo time deposits, including an additional $50 million obtained from the State of California and a $47 million increase in wholesale-sourced brokered deposits.

•

We were able to let $39 million in Federal Home Loan Bank (FHLB) borrowings roll off due to the aggregate deposit influx, thus improving our liquidity position, and overnight fed funds purchased also declined by $3 million.

•	Investment security balances increased by $56 million, or 30%, during the first nine months of 2008, with most of the increase in mortgage-backed securities.

•

Gross loan balances increased by $29 million, or 3%, during the first nine months of 2008, including the purchase of $10 million in jumbo mortgage loans during the third quarter. While organic loan growth in most branches was consistent with our expectations, overall growth in aggregate balances has been hindered due to the prepayment of a few large loans totaling approximately $28 million.

•

The third quarter 2008 reclassification of $14 million in mobile home loans from “real estate secured by residential properties” to “consumer loans” impacted year-to-date growth rates for both of those categories.

•

Total non-performing assets increased by $15 million, or 156%, during the first nine months of 2008, with over $10 million of the increase coming in the third quarter. The bulk of the increase is comprised of acquisition and development loans, with residential construction loans, lot loans, and foreclosed assets also contributing. A significant part of the third quarter increase is from a $6 million loan that became 90 days past due with regard to principal, but for which we are still accruing interest based on the likelihood of a full recovery of all principal and interest.

•

The Company had net charge-offs against the allowance for loan and lease losses totaling $6.8 million during the first nine months of 2008, relative to $1.7 million during the first nine months of 2007. Much of the $5.1 million increase was centered in unsecured business and personal lines, but it also includes write-downs on real estate loans prior to their acquisition into OREO. As of September 30, 2008 our allowance for loan and lease losses was 1.18% of total loans, relative to 1.33% at December 31, 2007 and 1.35% at September 30, 2007.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the third quarter, net interest income increased by $951,000, or 7%, to $15.1 million in 2008 from $14.1 million in 2007. For the first nine months, net interest income was up by $715,000, or 2%, to $43.2 million in 2008 from $42.5 million in 2007. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Occasionally, net interest income is also impacted by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status, or by the reversal of accrued but unpaid interest for loans placed on non-accrual. The following Average Balances and Rates table shows, for the quarters noted, the average balance of each principal balance sheet category and the amount of interest income or interest expense associated with that category. This table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest bearing liabilities, and the net interest margin.

Average Balances and Rates

(dollars in thousands, except per share data)

	For the Quarter Ended September 30, 2008 (a) (b) (f)			For the Quarter Ended September 30, 2007 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$3,977	$24	2.40%	$1,443	$21	5.77%
Taxable	180,547	2,149	4.74%	129,871	1,512	4.62%
Non-taxable	58,306	599	6.29%	54,979	559	6.21%
Equity	2,068	—	0.00%	12	—	0.00%

Total Investments	244,898	2,772	5.03%	186,305	2,092	5.10%

Loans and Leases:(c) (e)
Agricultural	11,416	147	5.12%	10,754	222	8.19%
Commercial	140,998	2,662	7.51%	137,958	3,287	9.45%
Real Estate	681,597	12,675	7.40%	679,199	14,913	8.71%
Consumer	66,519	1,533	9.17%	55,938	1,480	10.50%
Consumer Credit Cards	—	—	0.00%	—	(28)	0.00%
Direct Financing Leases	19,055	293	6.12%	18,122	284	6.22%
Other	15,393	—	0.00%	957	—	0.00%

Total Loans and Leases	934,978	17,310	7.37%	902,928	20,158	8.86%

Total Interest Earning Assets (e)	1,179,876	20,082	6.88%	1,089,233	22,250	8.21%

Other Earning Assets	9,222			6,581
Non-Earning Assets	109,891			110,511

Total Assets	$1,298,989			$1,206,325

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$97,571	$100	0.41%	$79,838	$91	0.45%
Savings Accounts	55,432	41	0.29%	55,441	75	0.54%
Money Market	137,712	589	1.70%	146,507	1,164	3.15%
TDOA’s & IRA’s	29,083	183	2.50%	24,479	234	3.79%
Certificates of Deposit<$100,000	162,030	1,118	2.74%	122,663	1,394	4.51%
Certificates of Deposit>$100,000	249,637	1,604	2.56%	242,718	3,010	4.92%

Total Interest Bearing Deposits	731,465	3,635	1.98%	671,646	5,968	3.53%
Borrowed Funds:
Federal Funds Purchased	30,389	159	2.08%	24,685	346	5.56%
Repurchase Agreements	26,787	22	0.33%	20,979	38	0.72%
Short Term Borrowings	93,481	555	2.36%	99,067	1,158	4.64%
Long Term Borrowings	30,000	259	3.43%	5,000	42	3.33%
TRUPS	30,928	379	4.88%	30,928	576	7.39%

Total Borrowed Funds	211,585	1,374	2.58%	180,659	2,160	4.74%

Total Interest Bearing Liabilities	943,050	5,009	2.11%	852,305	8,128	3.78%

Demand Deposits	234,073			242,534

Other Liabilities	17,320			17,124

Shareholders’ Equity	104,546			94,362
Total Liabilities and Shareholders’ Equity	$1,298,989			$1,206,325

Interest Income/Interest Earning Assets			6.88%			8.21%
Interest Expense/Interest Earning Assets			1.69%			2.96%

Net Interest Income and Margin(d)		$15,073	5.19%		$14,122	5.25%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $296 thousand and $409 thousand for the quarters ended September 30, 2008 and 2007.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

Similar information, only for year-to-date periods, is presented in the Average Balances and Rates table which follows.

Average Balances and Rates

(dollars in thousands, except per share data)

	Nine Months Ended September 30, 2008 (a) (b) (f)			Nine Months Ended September 30, 2007 (a) (b) (f)
	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$1,896	$35	2.47%	$988	$39	5.28%
Taxable	166,135	5,822	4.68%	133,081	4,588	4.61%
Non-taxable	58,699	1,777	6.22%	54,899	1,664	6.23%
Equity	1,399	—	0.00%	10	—	0.00%

Total Investments	228,129	7,634	5.03%	188,978	6,291	5.08%

Loans and Leases:(c) (e)
Agricultural	11,089	571	6.88%	10,881	665	8.17%
Commercial	138,651	7,781	7.50%	138,939	9,870	9.50%
Real Estate	687,605	38,879	7.55%	670,816	44,104	8.79%
Consumer	59,154	4,219	9.53%	56,160	4,250	10.12%
Consumer Credit Cards	—	—	0.00%	4,694	384	10.94%
Direct Financing Leases	19,341	930	6.42%	17,503	826	6.31%
Other	10,191	—	0.00%	631	—	0.00%

Total Loans and Leases	926,031	52,380	7.56%	899,624	60,099	8.93%

Total Interest Earning Assets (e)	1,154,160	60,014	7.06%	1,088,602	66,390	8.26%

Other Earning Assets	9,950			8,014
Non-Earning Assets	109,009			111,342

Total Assets	$1,273,119			$1,207,958

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$93,929	$296	0.42%	$74,902	$201	0.36%
Savings Accounts	54,430	160	0.39%	58,328	229	0.52%
Money Market	135,623	1,924	1.89%	137,312	3,170	3.09%
TDOA’s & IRA’s	26,874	581	2.89%	24,153	687	3.80%
Certificates of Deposit<$100,000	146,757	3,520	3.20%	120,866	4,068	4.50%
Certificates of Deposit>$100,000	232,773	5,382	3.09%	232,603	8,580	4.93%

Total Interest Bearing Deposits	690,386	11,863	2.30%	648,164	16,935	3.49%
Borrowed Funds:
Federal Funds Purchased	19,264	328	2.27%	21,946	892	5.43%
Repurchase Agreements	26,092	73	0.37%	24,107	134	0.74%
Short Term Borrowings	129,442	2,640	2.72%	109,228	3,899	4.77%
Long Term Borrowings	23,996	616	3.43%	12,898	308	3.19%
TRUPS	30,928	1,262	5.45%	30,928	1,705	7.37%

Total Borrowed Funds	229,722	4,919	2.86%	199,107	6,938	4.66%

Total Interest Bearing Liabilities	920,108	16,782	2.44%	847,271	23,873	3.77%

Demand Deposits	231,995			251,381

Other Liabilities	18,198			16,510

Shareholders’ Equity	102,818			92,796
Total Liabilities and Shareholders’ Equity	$1,273,119			$1,207,958

Interest Income/Interest Earning Assets			7.06%			8.26%
Interest Expense/Interest Earning Assets			1.94%			2.93%

Net Interest Income and Margin(d)		$43,232	5.11%		$42,517	5.33%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(b)	Yields and net interest margin have been computed on a tax equivalent basis.

(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $760 thousand and $1.409 million for the nine months ended September 30, 2008 and 2007.

Loans are gross of the allowance for possible loan losses.

(d)	Represents net interest income as a percentage of average interest-earning assets.

(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(f)	Annualized

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

Volume & Rate Variances

(dollars in thousands)

	Quarter Ended September 30, 2008 over 2007 Increase(decrease) due to			Nine Months Ended September 30, 2008 over 2007 Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$37	(34)	$3	$36	(40)	$(4)
Taxable	590	47	637	1,140	94	1,234
Non-taxable(1)	34	6	40	115	(2)	113
Equity	—	—	—	—	—	—

Total Investments	661	19	680	1,291	52	1,343

Loans and Leases:
Agricultural	14	(89)	(75)	13	(107)	(94)
Commercial	72	(697)	(625)	(20)	(2,069)	(2,089)
Real Estate	53	(2,291)	(2,238)	1,104	(6,329)	(5,225)
Consumer	280	(227)	53	227	(258)	(31)
Consumer Credit Cards	—	28	28	(384)	—	(384)
Direct Financing Leases	15	(6)	9	87	17	104
Other	—	—	—	—	—	—

Total Loans and Leases	434	(3,282)	(2,848)	1,027	(8,746)	(7,719)

Total Interest Earning Assets	1,095	(3,263)	(2,168)	2,318	(8,694)	(6,376)

Liabilities
Interest Bearing Deposits:
NOW	20	(11)	9	51	44	95
Savings Accounts	(0)	(34)	(34)	(15)	(54)	(69)
Money Market	(70)	(505)	(575)	(39)	(1,207)	(1,246)
TDOA’s & IRA’s	44	(95)	(51)	77	(183)	(106)
Certificates of Deposit < $100,000	447	(723)	(276)	871	(1,419)	(548)
Certificates of Deposit > $100,000	86	(1,492)	(1,406)	6	(3,204)	(3,198)

Total Interest Bearing Deposits	527	(2,860)	(2,333)	951	(6,023)	(5,072)

Borrowed Funds:
Federal Funds Purchased	80	(267)	(187)	(109)	(455)	(564)
Repurchase Agreements	11	(27)	(16)	11	(72)	(61)
Short Term Borrowings	(65)	(538)	(603)	722	(1,981)	(1,259)
Long Term Borrowings	210	7	217	265	43	308
TRUPS	—	(197)	(197)	—	(443)	(443)

Total Borrowed Funds	236	(1,022)	(786)	889	(2,908)	(2,019)

Total Interest Bearing Liabilities	763	(3,882)	(3,119)	1,840	(8,931)	(7,091)

Net Interest Margin/Income	$332	$619	$951	$478	$237	$715

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $332,000 to net interest income in the third quarter of 2008 relative to the third quarter of 2007, due to growth of $91 million, or 8%, in average interest-earning assets. The net volume variance would have been greater if not for the following: Much of the growth in average interest-earning assets came in the form of a $59 million increase in investment securities, which have a lower weighted average yield than loans and leases; average demand deposit balances were $8 million lower for the quarter, effectively offsetting the benefit provided by higher shareholders’ equity, so all of the increase in average earning assets was funded by a corresponding increase in interest-bearing liabilities; and, other borrowed money increased at a proportionately faster rate than relatively low-cost deposits, with the average balance of interest-bearing deposits increasing by 9% for the third quarter of 2008 relative to the third quarter of 2007, and the average balance of borrowed funds increasing by 17%.

The net rate variance for the quarterly comparison contributed $619,000 to net interest income. Short-term market interest rates were relatively stable until the Federal Reserve Board approved a decrease in the fed funds rate in mid-September 2007, and since then they are down by 325 basis points through September 30, 2008. This drop in interest rates impacted both interest-earning assets and interest-bearing liabilities, with the rate on interest-earning assets falling by 133 basis points and the cost of interest-bearing liabilities declining 167 basis points. Although deposit costs did not initially fall as quickly as loan yields, competitive pressures have eased somewhat and deposit rates show a slightly larger decline than loan yields for the third quarter comparison. Our third quarter 2008 yield on interest-earning assets was also boosted somewhat by the accelerated recognition of $211,000 in fees on a loan that paid off prior to maturity, less $118,000 in the reversal of accrued but unpaid interest on loans placed on non-accrual during the third quarter. Likewise, our cost of total interest-bearing liabilities benefited slightly from the low cost of overnight borrowings in the third quarter of 2008 created by large amounts of liquidity injected into the financial system by the Federal Reserve. The rate variance was negatively impacted by our large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the third quarter of 2007, which is the base period for the rate variance calculation, was $237 million, meaning that the yield decrease for interest-earning assets was applied to a much larger balance than the rate decrease for interest-bearing liabilities.

For the first nine months of 2008 relative to the first nine months of 2007, the favorable volume variance in net interest income was $478,000, while the rate variance added $237,000 to net interest income. Average interest-earning assets increased by $66 million, or 6%, for the year-to-date comparison, but the positive impact of this increase was partly offset by the same factors denoted in the discussion of the quarterly volume variance. Namely, average investment balances account for over half of the increase in average earning assets, a $19 million drop in demand deposits was the primary contributor to a lower ratio of non-interest bearing liabilities and shareholders’ equity to average assets, and average interest-bearing deposits increased by only 7% relative to a 15% increase in other borrowed funds. The favorable rate variance for the year-to-date period was due to factors similar to those outlined in the quarterly comparison, and would have been higher if not for the reversal of $598,000 in accrued but unpaid interest on loans placed on non-accrual during the first nine months of 2008.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed relative to rate and volume variances. Our net interest margin was 5.19% in the third quarter of 2008 as compared to 5.25% in the third quarter of 2007, a drop of 6 basis points. The Company’s net interest margin for the first nine months of 2008 was 5.11%, a decline of 22 basis points relative to 5.33% in the first nine months of 2007. For much of the past year the Company’s interest rate risk profile was slightly liability sensitive, meaning that, all else being equal, our net interest margin would benefit in a declining rate environment but would be negatively impacted in a rising rate environment. However, the positive impact of the declining rate environment during the past year has been more than offset by the impact of interest reversals, an increase in the average balance of non-performing assets, a drop in average non-interest bearing deposit balances and a corresponding increase in the balance of other borrowed funds, and competitive pressures that stalled anticipated declines in deposit rates.

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

A higher loan loss provision was a significant factor impacting the Company’s relative results of operations for both the quarter and year-to-date comparisons. The loan loss provision was up by $200,000, or 29%, for the quarter, and increased by $3.5 million, or 153%, for the year-to-date period. Much of the increase can be explained by higher net charge-offs (detailed below in the table shown in “Allowance for Loan and Lease Losses”), including write-downs taken on loan balances upon acquisition into OREO, but many of the charged-off loan balances had specific reserves allocated to them as of the beginning of the respective periods and charging them off did not necessarily create the need for reserve replenishment. In addition to the increase in reserves related to charge-offs, we added specific reserves for certain acquisition and development loans and residential construction loans due to the weakened liquidity positions of some developers and deterioration in appraised collateral values. Our general reserves for equity loans and unsecured business and consumer lines were also enhanced, due to the uptick in charge-offs in those loan categories. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the third quarter and first nine months of 2008 relative to the third quarter and first nine months of 2007:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
	2008	% of Total	2007	% of Total	2008	% of Total	2007	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$3,089	71.09%	$2,105	63.67%	$8,294	67.12%	$5,434	49.81%
Other service charges, commissions & fees	846	19.47%	738	22.32%	2,867	23.20%	2,586	23.71%
Gains on sales of loans	—	0.00%	(20)	-0.60%	1	0.01%	1,598	14.65%
Gains on called securities	—	0.00%	2	0.06%	58	0.47%	14	0.13%
Loan servicing income	12	0.28%	34	1.03%	30	0.24%	58	0.53%
Bank owned life insurance	322	7.41%	327	9.89%	561	4.55%	940	8.62%
Other	76	1.75%	120	3.62%	546	4.42%	279	2.56%

Total non-interest income	4,345	100.00%	3,306	100.00%	12,357	100.00%	10,909	100.00%
As a % of average interest-earning assets (2)		1.47%		1.20%		1.43%		1.34%
OTHER OPERATING EXPENSES:
Salaries and employee benefits	4,646	45.05%	4,045	45.75%	13,552	48.91%	13,143	49.06%
Occupancy costs
Furniture & equipment	689	6.68%	742	8.39%	1,986	7.17%	2,273	8.48%
Premises	1,049	10.17%	959	10.85%	2,779	10.03%	2,535	9.46%
Advertising and marketing costs	493	4.78%	415	4.69%	1,660	5.99%	1,335	4.98%
Data processing costs	321	3.11%	312	3.53%	960	3.46%	836	3.12%
Deposit services costs	560	5.43%	515	5.82%	1,154	4.16%	1,416	5.29%
Loan services costs
Loan processing	116	1.12%	75	0.85%	395	1.43%	135	0.50%
Foreclosed assets	429	4.16%	1	0.01%	500	1.80%	6	0.02%
Credit card	—	0.00%	249	2.82%	2	0.01%	591	2.21%
Other operating costs
Telephone & data communications	252	2.44%	214	2.42%	719	2.59%	664	2.48%
Postage & mail	119	1.15%	143	1.62%	349	1.26%	380	1.42%
Other	257	2.49%	253	2.86%	837	3.02%	898	3.35%
Professional services costs
Legal & accounting	577	5.59%	322	3.64%	1,209	4.36%	927	3.46%
Other professional service	230	2.23%	364	4.12%	670	2.42%	973	3.63%
Stationery & supply costs	300	2.91%	155	1.75%	558	2.01%	489	1.83%
Sundry & tellers	275	2.67%	78	0.88%	378	1.36%	191	0.71%

Total non-interest Expense	$10,313	100.00%	$8,842	100.00%	$27,708	100.00%	$26,792	100.00%

As a % of average interest-earning assets (2)		3.48%		3.22%		3.21%		3.29%
Efficiency Ratio (1)	51.83%		49.38%		49.08%		48.87%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect an increase of $1 million, or 31%, in total other operating income for the quarter ended September 30, 2008 relative to the quarter ended September 30, 2007. For the first nine months, total other operating income increased by $1.4 million, or 13%. The most significant impact on the difference for both the quarter and the year- to-date periods came from a large increase in deposit service charges, although the $1.6 million non-recurring gain on sale of credit card balances realized in the second quarter of 2007 offset much of the year-to-date increase in service charges. The following non-recurring items also affected the variances in quarterly and year-to-date non-interest income: A gain of about $350,000 from the exchange of certain separate account BOLI policies in the third quarter of 2008, a $289,000 gain on the mandatory redemption of Visa shares in the first quarter of 2008, an $82,000 gain in the first quarter 2008 from the sale of vacant land adjacent to our Hanford branch, gains on called securities, and a $75,000 contingent payment received in the first quarter of 2008 representing the final payment resulting from the outsourcing of our merchant services function in late 2006. Total other operating income increased to an annualized 1.47% of average interest-earning assets in the third quarter of 2008 from 1.20% of average earning assets in the third quarter of 2007, and increased to an annualized 1.43% of average interest-earning earning assets for the first nine months of 2008 relative to 1.34% for the first nine months of 2007.

For the third quarter, despite an increase of only $9 million, or 3%, in the average balance for aggregate transaction accounts, service charges on deposit accounts increased by $984,000, or 47%. For the first nine months, average transaction account balances were approximately the same in both 2008 and 2007 but service charges on deposits were up by $2.9 million, or 53%. The increases in service charges for both the quarter and year-to-date periods stem from returned item and overdraft fees generated by new consumer checking accounts, fee increases that became effective in mid-2007 and mid-2008, increased overdraft activity due to current economic conditions, and enhanced overdraft management and collection capabilities. In response to our ongoing deposit-focused marketing initiative, the number of active transaction accounts increased by 4,000, or 9%, from the end of September 2007 to the end of September 2008.

Other service charges, commissions, and fees increased by $108,000, or 15%, in the third quarter of 2008 relative to the third quarter of 2007, and by $281,000, or 11%, for the first nine months of 2008 relative to the prior year. The increase for the quarter includes an $88,000 increase in dividends received on our restricted stock, an $81,000 increase in EFT interchange fees due to increased debit card activity and better interchange rates resulting from our new EFT contracts, and a $73,000 increase in our share of credit card interchange fees resulting from an increase in card activity subsequent to the credit card portfolio sale last year. The overall increase in other service charges, commissions, and fees for the quarter is net of a $145,000 increase in costs associated with our low-income housing tax credit investments, which are accounted for as a reduction in income. For the year-to-date period, the increase is mainly comprised of a $300,000 increase in EFT interchange fees, a $137,000 increase in restricted stock dividends, and the non-recurring $75,000 contingent payment noted above, offset in part by a $75,000 increase in low-income housing tax credit investment costs and a reduction of $207,000 in credit card income.

Bank-owned life insurance (BOLI) income declined by $5,000, or 2%, in the third quarter of 2008 relative to the third quarter of 2007, and by $379,000, or 40%, for the first nine months of 2008 relative to the first nine months of 2007. As noted above, the drop in BOLI income would have been even greater if not for a $350,000 non-recurring gain realized on the exchange of certain separate-account BOLI policies during the third quarter of 2008. At September 30, 2008 the Company had $26.7 million invested in single-premium “general account” BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. This is up from $25.8 million at September 30, 2007, due mainly to credited income. Income from general account BOLI is used to help offset expense accruals associated with executive salary continuation plans and a directors’ retirement plan. In addition, as of September 30, 2008 and 2007 the Company had $1.9 million invested in “separate account” BOLI. The earnings on separate account BOLI fund accruals under deferred compensation arrangements for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Excluding the aforementioned one-time gain resulting from the exchange of policies, BOLI income for the quarter and the year-to-date period declined due to losses on separate account BOLI of approximately $282,000 and $568,000 for the third quarter and first nine months of 2008, respectively, relative to gains of $79,000 in the third quarter of 2007 and $194,000 in the first nine months of 2007. As noted, these fluctuations are related to participant losses on deferred compensation balances in 2008 and participant gains in 2007, which also caused a drop in comparative expense accruals for employee benefits and directors costs for the third quarter and first nine months.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was $44,000 lower in the third quarter of 2008 than in the third quarter of 2007, because of a $70,000 decline in ICA income that was partially offset by a gain on the sale of leased equipment. Despite a drop in ICA income for the comparative nine-month periods, other non-interest income increased by $267,000 because the first quarter of 2008 includes the previously-noted $289,000 gain on the redemption of Visa stock and the $82,000 gain on the sale of real property. Securities gains reflect a $44,000 increase for the year-to-date period due mainly to gains received on called securities in the first quarter of 2008.

Total operating expense (non-interest expense) for the quarter ended September 30, 2008 increased by $1.5 million, or 17%, relative to total operating expense for the same period in 2007. Non-interest expense increased to an annualized 3.48% of average interest-earning assets for the third quarter of 2008 from 3.22% in the third quarter of 2007. Non-recurring expenses in the third quarter of 2008 include the following: OREO properties were written down by $362,000, and a legal settlement and non-recurring operations-related loss also added $191,000 to non-interest expense in the third quarter of 2008. In addition, other lending-related costs including appraisal fees, inspection costs, demand and foreclosure costs, and legal expenses associated with collections, all increased as the result of the current economic environment. While these relatively high expense levels are not expected to continue indefinitely, we are unsure of the duration of the current economic malaise and thus cannot predict with any certainty that these expenses will decline in the near future.

For the first nine months of 2008, total non-interest expense was $916,000 higher than in the first nine months of 2007, an increase of 3%. Total non-interest expense fell to an annualized 3.21% of average interest-earning assets in the first nine months of 2008, from 3.29% in the first nine months of 2007. In addition to the non-recurring expenses noted for the third quarter of 2008, the difference for the year-to-date periods was affected by the following non-recurring items: Property tax refunds received in 2007 contributed to a year-to-date increase of $80,000 in property tax expense; an insurance recovery in the amount of $54,000 was received in the second quarter 2008 for fraud losses expensed in the prior year; we incurred one-time expenses totaling $83,000 associated with the initiation of our new mortgage program in the second quarter of 2008; and we received a non-recurring expense reimbursement of $104,000 from our EFT processor in the second quarter of 2008 and realized additional non-recurring expense reductions totaling $242,000 in the form of incentive payments/expense reimbursements from certain vendors in the first quarter of 2008, in conjunction with our debit card and EFT processing conversions in November 2007.

The largest component of non-interest expense, salaries and employee benefits, increased by $601,000, or 15%, for the comparative quarters, and by $409,000, or 3%, for the year-to-date period. The increase is the result of normal annual salary increases, staff additions for new offices, and staffing enhancements in the third quarter to help manage problem assets. Also having an impact were fluctuations in salaries that are associated with successful loan originations and thus deferred pursuant to FAS 91. FAS 91 costs are deferred and amortized as an adjustment to loan yields, which results in a corresponding reduction in salaries reflected in current-period expense. Because of lower loan origination activity in the third quarter of 2008 relative to the third quarter of 2007 our FAS 91 deferral declined by $247,000, thus increasing salaries expense by the same amount. The deferral was $174,000 higher for the comparative year-to-date periods, however, due to the August 2007 evaluation and adjustment of personnel costs involved in each successfully-originated loan, which resulted in an increase in standardized per-loan origination costs. As referenced above in our discussion of BOLI income, participant losses on deferred compensation plans contributed to a decline in deferred compensation expense totaling $183,000 for the third quarter and $463,000 for the first nine months of 2008, partially offsetting the aforementioned increases in salaries and benefits. Deferred compensation losses also impacted directors’ fees, as discussed below. Despite their overall increase, salaries and benefits fell slightly to 45.1% of total non-interest expense for the third quarter of 2008 from 45.8% in the third quarter of 2007, and to 48.9% in the first nine months of 2008 from 49.1% in the first nine months of 2007.

Occupancy expense is comprised of furniture and equipment costs, as well as premises expenses. Furniture and equipment expense dropped by $53,000, or 7%, for the third quarter, and by $287,000, or 13%, for the year-to-date period, primarily because of lower depreciation expense resulting from certain equipment related to our data processing and item processing operations that became fully depreciated. Premises costs include rent, depreciation, utilities, maintenance, janitorial, security, property taxes and insurance, among other things. The $90,000, or 9%, increase in premises expense for the third quarter includes normal annual increases, as well as rent for newer branches. The increase for the first nine months was $244,000, or 10%, which is proportionately slightly higher than for the quarter since first quarter 2007 expenses are net of one-time property tax refunds received pursuant to property valuation audits. Total occupancy expense was 16.9% of total non-interest expense for the third quarter of 2008, down from 19.2% for the third quarter of 2007, and was 17.2% of total non-interest expense in the first nine months of 2008 relative to 18.0% in the first nine months of 2007.

The largest declines for any individual operating expense category were reductions in credit card costs of $249,000 for the quarter and $589,000 for the year-to-date period, resulting from the elimination of almost all credit card costs subsequent to the sale of our credit card portfolio in June 2007. Deposit services costs increased slightly for the quarter but were down by $262,000, or 19%, for the first nine months, due to the incentive payments discussed in the previous paragraph. Deposit costs fell to 5.4% of total non-interest expense in the third quarter of 2008 from 5.8% in the third quarter of 2007, and to 4.2% in the first nine months of 2008 from 5.3% in the first nine months of 2007.

Other notable changes in non-interest expense categories are as follows: Marketing costs increased $78,000 for the quarter and $325,000, or 24%, on a year-to-date basis, due to increased advertising and other program costs for online banking, remote deposit capture, our newest initiative targeting business deposit accounts, and our new mortgage program, as well as shareholder communications costs associated with our 2008 proxy contest; data processing costs were up $124,000 for the year-to-date period due to costs associated with online banking and remote deposit capture; loan processing and foreclosed asset costs were up by a combined $469,000 for the quarter and $754,000 for the first nine months, due mainly to the aforementioned OREO write-downs, and higher foreclosure costs and appraisal fees; legal and accounting increased by $255,000, or 79%, for the quarter and by $282,000, or 30% for the year-to-date comparison, mainly due to increases in legal expenses associated with loan collections totaling $259,000 for the quarter and $311,000 for the first nine months; other professional service costs declined by $134,000, or 37%, for the quarter, and by $303,000, or 31%, for the year-to-date period due to lower expense accruals for the directors stemming from participant losses on deferred fee plans, that were partially offset for the year-to-date period by expenses related to our proxy contest; stationery and supply costs increased $145,000, or 94%, for the quarter as the result of a year-to-date adjustment to supplies expense; and sundry and teller costs were up by $197,000, or 253%, for the quarter, due to the legal settlement and operations-related loss noted above.

The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation. Because of the relatively large increase in operating expenses, the percentage increase in total non-interest expense was higher than the increase in net interest plus other income for the quarter and the Company’s tax-equivalent overhead efficiency ratio increased to 51.8% for the third quarter of 2008 from 49.4% for the third quarter of 2007. For the first nine months, the large increase in service charges on deposits helped offset the impact of the increase in non-interest expense and the prior-year credit card gain, and our efficiency ratio increased only slightly to 49.1% in 2008 from 48.9% in 2007.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits such as those generated by our low-income housing tax credit investments. The Company’s tax provision totaled $2.4 million, or 29.7% of pre-tax income for the third quarter of 2008, and $2.6 million, or 33.2% of pre-tax income for the third quarter of 2007. For the first nine months, the tax provision was $6.8 million, or 30.7% of pre-tax income in 2008, and $8.3 million, or 33.9% of pre-tax income in 2007. The drop in the tax accrual rate is due in large part to the reversal of a $230,000 tax reserve that was being held against our deferred tax asset, because of uncertainty with regard to our ability to realize tax benefits associated with capital losses resulting from writing down our investment in a title insurance holding company. It was ultimately determined that capital gains on our FHLB stock holdings could be used to offset those losses, and the reserve was thus reversed in the third quarter of 2008. The lower tax accrual rate for the year-to-date period is also due in part to the fact that taxable income declined and tax credits increased, so tax credits are a proportionately higher percentage of taxable income in 2008 and had a relatively greater impact.

BALANCE SHEET ANALYSIS

EARNING ASSETS

INVESTMENTS

The major components of the Company’s earning asset base are its investments and loans, and the detailed composition and growth characteristics of both are significant determinants of the Company’s financial condition. The Company’s investments are analyzed in this section, while the loan and lease portfolio is discussed in a later section of this Form 10-Q.

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

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2008		December 31, 2007
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$500	$506	$698	$706
US Gov’t agencies	9,593	9,746	18,613	18,831
Mortgage-backed securities	170,383	170,807	108,729	107,684
State & political subdivisions	58,428	57,926	57,242	57,688
Other equity securities	2,729	1,931	6	8

Total Investment Securities	$241,633	$240,916	$185,288	$184,917

The fair market value (which for the Company is the carrying value) of the investment portfolio increased by $56 million, or 30%, during the first nine months of 2008. Mortgage-backed securities increased by $63 million, as the company utilized liquidity freed up by the deposit influx to take advantage of a relatively favorable investment environment. U.S. Government agency bonds fell by $9 million, due to maturing balances that were not replaced as they were no longer needed for pledging purposes. Equity securities increased by close to $2 million during the first nine months of 2008, as the Company purchased equity positions in a few other community banks.

Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $214 million at September 30, 2008, and $162 million at December 31, 2007. Of those amounts, securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $17 million at September 30, 2008 and $27 million at December 31, 2007. There were no overnight fed funds sold at September 30, 2008 or at December 31, 2007, and the Company’s investment in the time deposits of other banks totaled $5 million at September 30, 2008 and $50,000 at December 31, 2007. Aggregate investments were 19% of total assets at September 30, 2008 and 15% at December 31, 2007.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $953 million at the end of September 2008. Notwithstanding a few sizeable prepayments totaling about $28 million in the first nine months of 2008, gross loan and lease balances have increased by $29 million since December 31, 2007. Part of the increase is from the purchase of $9.5 million in jumbo mortgage loans in September 2008. The purchased loans were all individually underwritten by the Company, have relatively low loan to value ratios, and have underlying collateral located in the State of California, including a few in our market areas. Because of potential prepayments, and due to our tightened credit criteria and increased attention on monitoring and managing current loan relationships, we anticipate that outstanding loan balances will continue to increase at a relatively slow pace for the remainder of the year.

A comparative schedule of the distribution of the Company’s loans at September 30, 2008 and December 31, 2007, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30 2008	December 31 2007
Agricultural	$11,918	$13,103
Commercial and industrial	123,970	117,183
Real Estate:
Secured by commercial/professional office
Properties including construction and development	459,116	457,236
Secured by residential properties	186,292	187,267
Secured by farmland	62,017	51,607

Total Real Estate	707,425	696,110
Small Business Administration loans	20,447	20,366
Consumer loans	68,461	54,731
Direct Financing Leases	21,252	23,140

Total Loans and Leases	$953,473	$924,633

Percentage of Total Loans and Leases
Agricultural	1.25%	1.42%
Commercial and industrial	13.00%	12.67%
Real Estate:
Secured by commercial/professional office
Properties including construction and development	48.15%	49.45%
Secured by residential properties	19.53%	20.26%
Secured by farmland	6.50%	5.58%

Total Real Estate	74.19%	75.29%
Small Business Administration loans	2.14%	2.20%
Consumer loans	7.18%	5.92%
Direct Financing Leases	2.23%	2.50%

Total	100.00%	100.00%

Aside from the reclassification of approximately $14 million in mobile home loans from “real estate loans secured by residential properties” to “consumer loans,” the relative composition of our loan portfolio did not change materially during the first nine months of 2008. Ag production loans dropped by about $1 million, or 9%, due mainly to the restructuring of a portion of our largest ag loan to provide additional real estate collateral and the subsequent reclassification of those balances to real estate loans secured by farmland. Commercial and industrial loan balances increased by $7 million, or 6%, due to solid organic growth that made up for $4 million in large balances that were paid off prior to maturity. Management is currently prioritizing commercial loan growth in an effort to reduce the relative volume of commercial real estate loans and create a more balanced portfolio, and commercial loans have increased slightly as a percentage of total loans in the first nine months of 2008, to 13.00% at September 30, 2008 from 12.67% at December 31, 2007. Real estate loans secured by commercial properties and construction and development loans increased by only $2 million due to the prepayment of around $24 million in large balances secured by commercial real estate, including over $5 million in loan participations. Loans secured by other residential properties declined slightly, but would have increased by about $13 million due mainly to the mortgage loan purchase if not for the reclassification noted above. Real estate loans secured by farmland experienced robust growth, increasing by over $10 million, or 20%, because of strong agricultural activity in our market areas and due in part to the restructured ag loan discussed above. Direct finance leases fell by $2 million, or 8%, for the first nine months of the year.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and agricultural mortgage loans. The balance of loans serviced for others, including participations sold, was $10 million as of September 30, 2008 compared to $12 million at December 31, 2007.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $195 million at September 30, 2008 as compared to $208 million at December 31, 2007, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 20% of gross loans outstanding at September 30, 2008 and 23% at December 31, 2007. In addition to unused loan commitments, the Company had letters of credit totaling $21 million at September 30, 2008 and $22 million at December 31, 2007.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and foreclosed assets, including other real estate owned (OREO). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing income from the interest on the loan, reverses any interest that has been accrued but is not yet collected (or all interest accrued from loan inception if paid from an interest reserve), and recognizes interest income only when cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. These loans may or may not be collateralized, but in all cases collection efforts are continuously pursued. The following table presents comparative data for the Company’s nonperforming assets:

Non-performing Assets

(dollars in thousands, unaudited)

	September 30 2008	December 31 2007	September 30 2007
NON-ACCRUAL LOANS:
Agricultural	$—	$—	$—
Commercial and industrial	523	75	—
Real Estate
Secured by commercial/professional office properties including construction and development	9,955	6,976	983
Secured by residential properties	1,846	666	218
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	11,801	7,642	1,201
Small Business Administration loans	1,088	1,174	24
Consumer loans	453	161	21
Consumer credit cards	—	—	—
Direct financing leases	442	—	—

SUBTOTAL	$14,307	$9,052	$1,246

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Agricultural	$—	$—	$—
Commercial and industrial	—	—	—
Real Estate
Secured by commercial/professional office properties including construction and development	6,365	—	—
Secured by residential properties	—	—	—
Secured by farmland	—	—	—
Held for sale	—	—	—

TOTAL REAL ESTATE	6,365	—	—
Small Business Administration loans	—	—	—
Consumer loans	—	—	—
Consumer credit cards	—	—	—
Direct financing leases	—	—	—

SUBTOTAL	6,365	—	—

TOTAL NONPERFORMING LOANS	20,672	9,052	1,246
Foreclosed assets	3,909	556	—

Total nonperforming assets	$24,581	$9,608	$1,246

Restructured loans	N/A	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	2.17%	0.98%	0.14%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	2.57%	1.04%	0.14%

Total nonperforming assets were $24.6 million at September 30, 2008 relative to $9.6 million at December 31, 2007, an increase of $15.0 million, or 156%. The largest single non-performing loan at September 30, 2008 is a $6.4 million acquisition and development loan shown as 90 days or more past due and still accruing. It is a loan participation purchased with multiple financial institutions involved, one of which would not agree to an extension of the due date while the borrower arranged for the means to continue to make timely payments. In the third quarter of 2008, the loan became more than 90 days past due with respect to the original maturity date but not with regard to interest, and interest is still being accrued based on the low loan to value ratio and the likelihood that all principal and interest will ultimately be collected.

The $14.3 million balance of non-accruing loans at September 30, 2008 increased by $5.3 million, or 58%, relative to the $9.1 million balance at December 31, 2007. The balance at September 30, 2008 includes acquisition /development and residential construction loans totaling $8.4 million, with about $6.7 million of that relating to only three different developers. Also included in the balance of non-accruing loans is $1.2 million in first and junior liens on one to four family residences, and $643,000 in balances on equity lines secured by one to four family residences. Other non-farm non-residential loans comprise the remainder of real-estate secured loans, along with a small apartment loan. Unsecured business lines are the primary component of our $523,000 balance of non-accruing commercial and industrial loans, and $121,000 of the non-accruing consumer loan balance is also in the form of unsecured lines. SBA loans on non-accrual have 82% of their collective balances guaranteed by the U.S. Government. All non-accruing loans have been analyzed and have appropriate reserves allocated to them, based on the most current information available.

If a borrower is unable or unwilling to pay off a loan, or make payments in accordance with the terms of the loan or otherwise agreeable to the Company, eventually any underlying collateral will likely be sold or acquired into foreclosed assets. The Company’s balance of foreclosed assets at September 30, 2008 was $3.9 million, an increase of $3.4 million relative to the balance at the end of 2007. It consists primarily of residential properties and vacant lots, but also includes four mobile homes with a combined balance of $162,000. Activity in foreclosed assets in the third quarter of 2008 includes the addition of $4.0 million in foreclosed assets (prior to any write-downs), sales totaling close to $500,000, and write-downs of $1.4 million that were reflected as a reduction in our allowance for loan and lease losses or as OREO expense. Year-to-date 2008, additions to foreclosed assets total about $6.8 million, sales total $2.0 million, and write-downs are approximately the same as for the third quarter.

Total nonperforming assets were 2.57% of total gross loans and leases plus foreclosed assets at September 30, 2008 and 1.04% at December 31, 2007, up from 0.14% at September 30, 2007. While our nonperforming assets have experienced a sizeable increase relative to year-ago levels, an action plan is in place for each of our non-performing loans and foreclosed assets and they are all being actively managed. However, we cannot provide assurance that all will be resolved in a timely manner or that non-performing balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At September 30, 2008 the allowance for loan and lease losses was $11.3 million, or 1.18% of gross loans, an 8% decline from the $12.3 million allowance at December 31, 2007 which was 1.33% of gross loans. The allowance is down by $920,000, or 8%, in comparison to September 30, 2007, at which time it was 1.35% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at September 30, 2008.

We employ a systematic methodology for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Our process includes a periodic review of individual loans that have been specifically identified as problem loans or have characteristics that could lead to impairment, as well as detailed reviews of other loans either individually or in pools. While this methodology utilizes historical data, current appraisals, projected cash flows and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the Quarter Ended September 30		For the Nine-Month Period Ended September 30		For the Year Ended December 31 2007
	2008	2007	2008	2007
Balances:
Average gross loans and leases outstanding during period	$934,978	$902,928	$926,031	$899,624	$903,046

Gross loans and leases outstanding at end of period	$953,473	$906,565	$953,473	$906,565	$924,633

Allowance for Loan and Lease Losses:
Balance at beginning of period	$12,622	$12,103	$12,276	$11,579	$11,579
Provision charged to expense	900	700	5,820	2,302	3,252
Charge-offs
Agricultural	—	—	—	15	15
Commercial & industrial loans(1)	452	100	2,220	577	666
Real estate loans	1,245	123	1,853	373	724
Consumer loans	482	627	2,259	1,166	1,636
Credit card loans	3	—	14	139	139
Direct Financing Leases	12	—	255	—	—
Overdrafts	224	107	575	244	498

Total	2,418	957	7,176	2,514	3,678

Recoveries
Agricultural	—	—	—	—	—
Commercial & industrial loans(1)	9	300	67	661	862
Real estate loans	32	1	34	48	77
Consumer loans	78	28	124	46	77
Credit card loans	6	8	21	38	50
Direct Financing Leases	23	—	25	—	—
Overdrafts	23	12	84	35	57

Total	171	349	355	828	1,123

Net loan charge offs (recoveries)	2,247	608	6,821	1,686	2,555

Balance	$11,275	$12,195	$11,275	$12,195	$12,276

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.96%	0.27%	0.98%	0.25%	0.28%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.18%	1.35%	1.18%	1.35%	1.33%
Allowance for Loan Losses to Non-Performing Loans	54.54%	978.73%	54.54%	978.73%	135.62%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	19.93%	4.99%	60.50%	13.83%	20.81%
Net Loan Charge-offs to Provision for Loan Losses	249.67%	86.86%	117.20%	73.24%	78.57%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge-off. The Company’s provision for loan and lease losses was $200,000 higher in the third quarter of 2008 than in the third quarter of 2007, and net charge-offs increased by $1.6 million. The provision was $3.5 million higher for the first nine months of 2008 than in the first nine months of 2007, while net charge-offs were $5.1 million higher. The provision is higher in 2008 primarily because of an increase in specific reserves for certain acquisition and development loans and construction loans, increased general reserves for unsecured business and consumer loans, and the replenishment of general reserves utilized for charge-offs. Net charge-offs increased mainly because of write-downs on real estate loans prior to their acquisition into OREO, and an increase in charge-offs on unsecured business loans. We also experienced an increase in charge-offs on direct finance leases, and overdraft charge-offs increased due to significantly higher overdraft activity. The year-to-date increase also includes higher charge-offs on unsecured consumer credit lines, which experienced a notable rise starting in the third quarter of 2007. As noted previously, many of the balances written down or charged off were well-reserved at the beginning of the respective periods, and thus did not necessarily create the need for “general reserve” replenishment. We have adjusted underwriting policies in higher-risk areas to help reduce the likelihood of future losses.

The Company considers its allowance for loan and lease losses at September 30, 2008 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $38 million at September 30, 2008, compared to the $44 million balance at December 31, 2007. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $34 million average of cash and due from banks for the first nine months of 2008 was down about 8% from the $37 million average for all of 2007. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our conversion to electronic presentment for all checks has helped reduce the level of cash items in process of collection. We expect that average cash balances will increase as new branches become operational and our transaction account customer base expands.

Net premises and equipment increased by $769,000, or 4%, during the first nine months of 2008 due to our most recent branch addition, and “other assets” were $977,000 higher largely because of the increase in foreclosed assets. At September 30, 2008, other assets includes as its largest components $29 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $13 million investment in low-income housing tax credit funds, an aggregate $10 million investment in restricted stock, accrued interest receivable totaling $6 million, goodwill of about $6 million, a net deferred tax asset of $4 million, almost $4 million in OREO and other foreclosed assets, and about $2 million in operating leases. Restricted stock is comprised primarily of FHLB stock that fluctuates in conjunction with our FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Dividends received on FHLB stock are reflected in other non-interest income rather than interest income, and are not factored into our yield analysis. The Company’s goodwill is evaluated annually, and because the market value of the Company exceeded its book value as of the measurement date, no further testing was deemed necessary and management determined that no impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. The Company’s net interest margin is improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts (DDA), interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Overall, deposits increased by $111 million, or 13%, to $961 million at September 30, 2008 from $850 million at December 31, 2007. Most of the growth was in time deposits over $100,000 and CDARS deposits. Core deposits declined by $3 million, but would have grown by about $8 million if not for the fact that a deposit customer transferred $11 million out of the Bank just prior to the end of the third quarter, and re-deposited the money shortly thereafter. The number of transaction accounts (DDA and NOW accounts) at the Company continues to increase as a result of our high performance checking (HPC) initiatives, rising by 3,300 accounts, or 8%, in the first nine months of 2008, and by 4,000 accounts, or 9%, from September 30, 2007 to September 30, 2008. This increase in accounts has been a significant contributor to service charges on deposit accounts, which has enhanced the Company’s profitability. The average balance per transaction account has declined, however, and aggregate transaction account balances fell by almost $12 million, or 4%.

A comparative schedule of the distribution of the Company’s deposits at September 30, 2008 and December 31, 2007, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)

	September 30 2008	December 31 2007
Demand	$221,560	$243,764
NOW	97,376	86,936
Savings	56,156	51,442
Money Market	138,181	126,347
TDOA’s & IRA’s	30,085	23,715
Time deposit < $100,000	131,278	118,799
Time deposits > $100,000	286,398	199,144

Total Deposits	$961,034	$850,147

Percentage of Total Deposits
Demand	23.05%	28.67%
NOW	10.13%	10.23%
Savings	5.84%	6.05%
Money Market	14.38%	14.86%
TDOA’s & IRA’s	3.13%	2.79%
Time deposit < $100,000	13.66%	13.97%
Time deposits > $100,000	29.80%	23.43%

Total	100.00%	100.00%

The increase in time deposits over $100,000 includes a $50 million increase in deposits from the State of California and a $57 million increase in wholesale-sourced brokered deposits. The increase in time deposits under $100,000 was largely driven by an increase in CDARS deposits. The CDARS program has become more popular in these uncertain times since it enables individual customers to received FDIC insurance on their aggregate deposits up to $50 million, but CDARS deposits are technically classified as brokered deposits. Non-interest bearing demand deposits show a drop of $22 million, or 9%, for the year-to-date period, due to the migration of some business DDA’s into our money market sweep product and some personal DDA’s into NOW accounts, and because of the previously-noted $11 million deposit that was transferred out of the Bank over quarter-end. NOW account balances increased by $10 million, or 12%, savings balances were up by $5 million, or 9%, and money market deposits increased by $12 million, or 9%. Information concerning average balances and rates paid on deposits by deposit type for the quarters and nine-month periods ended September 30, 2008 and 2007 is contained in the “Average Rates and Balances” table appearing above in the section titled “Net Interest Income and Net Interest Margin.”

Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. While recent economic events have caused many consumers to draw down deposit balances for basic living expenses and other necessities, we are hopeful that we might eventually receive an in-migration of accounts from potential depositors seeking the safety of a well-capitalized and high-performing institution. This year, our deposit-related efforts have involved expanding the HPC initiative to include business accounts, and designating deposit specialists in certain regions to assist current and potential business customers with their deposit needs. We also recently initiated a special online-only checking account, and have retained consultants to assist in maximizing our potential for new deposits via that channel.

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

As of September 30, 2008, FHLB borrowings totaled $159 million, with $129 million in short-term advances that include $14 million in overnight borrowings, and $30 million in long-term borrowings (remaining maturity over one year). Short-term borrowings reflect a decline of $64 million during the first nine months of 2008, enabled by the increase in deposits. Long term borrowings increased by $25 million, as we locked in relatively low rates in an attempt to improve our interest rate risk profile under rising interest rate scenarios.

The Company uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. Overnight fed funds purchased dropped by $3 million during the first nine months of 2008. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $26 million at September 30, 2008, relative to a $22 million balance at the end of December 2007. In addition, the Company had $31 million in junior subordinated debentures at September 30, 2008 and December 31, 2007.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities totaled approximately $17 million at September 30, 2008 and $16 million at December 31, 2007.

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

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. To identify areas of potential exposure to interest rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis.

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest income, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and re-pricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of September 30, 2008, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	1,775	-$	747	-$	64	-$	749	-$	1,616	-$	2,641
% Change		-2.97%		-1.25%		-0.11%		-1.25%		-2.70%		-4.42%

The above profile illustrates that if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $749,000 lower, a decline of 1.25% relative to net interest income in a flat rate scenario. The negative variance becomes more pronounced the greater the increase in interest rates. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $64,000 lower, a drop of 0.11% compared to net interest income under a stable rate scenario. The unfavorable variance increases sharply when rates drop 200 or 300 basis points. We have slightly more exposure to rising rates than we did last quarter, and slightly less exposure to declining rates. The disproportionate drop in net interest income as rates decline is due to the fact that deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities hit a natural floor of close to zero while variable-rate loan yields continue to fall, resulting in net interest margin compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. To mitigate some of the negative impact of the relatively rapid decline in short-term interest rates over the past couple of months, we have reduced our prime lending rate by smaller percentages. Because of the current lending environment, this has not had any visible impact on loan volumes.

As noted in the discussion of our net interest margin, for much of the past year our interest rate risk profile was slightly liability sensitive, meaning that interest-bearing liabilities re-price more quickly than interest-earning assets and, all else being equal, the Company’s net interest margin will be higher when short-term rates are falling and lower when short-term rates are rising. In reality, however, even though rates were falling for most of the past year, competitive pressures on deposit rates offset some of the favorable impact we otherwise would have experienced because of our liability sensitive position. Because of small structural changes in our balance sheet and slightly different assumptions for deposit rates to conform model results more closely to recent behavior, our interest rate risk profile has recently evolved so that our risk in rising rate scenarios has been mitigated to some extent, and as shown above, it currently appears that both rate increases and rate decreases will have a slight negative impact on our net interest margin.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain value as interest rates rise and lose value as interest rates decline. The longer the maturity of the financial instrument, the greater the impact a given rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE as of September 30, 2008, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$33,860	$22,412	$12,929	-$	15,509	-$	32,214	-$	48,616
% Change	13.50%	8.94%	5.16%		-6.19%		-12.85%		-19.39%

The slope of EVE under varying interest rate scenarios is different than the profile for the Company’s net interest income simulations, due primarily to the fact that $513 million in non-maturity deposits are assumed to run off at the rate of 10% per year. In contrast, our net interest income simulations incorporate growth rather than run-off for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the slope becomes more severe, while the slope flattens if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During the past few years, the addition of fixed-rate assets and a shift into more rate-sensitive funding has caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive.

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2008, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $48 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and immediately marketable loan balances in the amount of $15 million at September 30, 2008. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $179 million at September 30, 2008. An additional $187 million in credit is available from the Federal Home Loan Bank if the Company is able to pledge additional real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow approximately $2 million at the Federal Reserve Discount Window if necessary, based on current pledged amounts. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 14% and 71%, respectively, at September 30, 2008, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits and short-term liabilities as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at September 30, 2008. We anticipate that slower loan growth and our efforts to increase core deposits will have a positive impact on our liquidity position, although no assurance can be provided that this will be the case.

CAPITAL RESOURCES

At September 30, 2008, the Company had total shareholders’ equity of $108.9 million, comprised of $20.8 million in common stock, additional paid-in capital of $1.0, and $87.5 million in retained earnings, less $416,000 in accumulated other comprehensive losses. Total shareholders’ equity at the end of 2007 was $99.5 million. The $9.4 million increase in shareholders’ equity during the first nine months of 2008 was due primarily to the addition of net earnings less $4.9 million in dividends paid, a $2.4 million increase related to stock options, and a $2.1 million decrease due to the impact of shares repurchased and retired by the Company. It also includes the $201,000 decline in the difference between the market value and amortized cost of investment securities (net of the tax impact). Also recorded on January 1, 2008 was a $1.1 million charge for the cumulative impact of implementing FASB’s guidance under EITF 06-04, as explained in Note 3 to the Consolidated Financial Statements.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991 and related regulations. The FDIC has promulgated risk-based capital guidelines for all state non-member banks such as the Bank. These guidelines establish a risk-adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the guidelines: Tier 1 capital includes common stockholders’ equity, qualifying minority interests in consolidated subsidiaries, and qualifying trust-preferred securities (including notes payable to unconsolidated special purpose entities that issue trust-preferred securities), less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value; Tier 2 capital can include qualifying subordinated debt and redeemable preferred stock, qualifying cumulative perpetual preferred stock, and the allowance for loan and lease losses, subject to certain limitations.

As noted previously, the Company’s junior subordinated debentures represent borrowings from its unconsolidated subsidiaries. These debentures currently qualify for inclusion as Tier 1 capital for regulatory purposes to the extent that they do not exceed 25% of total Tier 1 capital, but are classified as long-term debt in accordance with generally accepted accounting principles. Generally, the amount of junior subordinated debentures in excess of the 25% Tier 1 limitation is included in Tier 2 capital. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at September 30, 2008 was included in Tier 1 capital.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)

	September 30, 2008	December 31, 2007	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.65%	13.33%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.57%	12.11%	6.00%
Tier 1 Leverage Ratio	10.30%	10.22%	5.00%
Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.65%	13.28%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.57%	12.06%	6.00%
Tier 1 Leverage Ratio	9.47%	10.17%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2007.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the third quarter of 2008:

	July	August	September
Total shares purchased	0	0	0
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	N/A	N/A	N/A
Maximum number of shares remaining for purchase under a plan or program (1)	100,669	100,669	100,669

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time. That amount was supplemented by 250,000 shares on May 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 10, 2008	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer

November 10, 2008	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer