Form 10-K
period 2008-12-31
SIERRA BANCORP
filed 2009-03-12
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $121 million, based on the closing price reported to the registrant on that date of $16.50 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2009 was 9,675,791.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

ITEM 1. BUSINESS

General

The Company

Sierra Bancorp (the “Company”), headquartered in Porterville, California, is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s main source of income is dividends from the Bank, but we intend to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by our Board of Directors, the cost of servicing debt, audit costs, and shareholder expenses, will generally be paid from dividends remitted to the Company by the Bank.

At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). The additional regulatory capital provided by TRUPS has assisted the Company in its ability to add branches and grow assets while maintaining its classification as a “well-capitalized” institution. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), Sierra Statutory Trust II and Sierra Capital Trust III are not reflected on a consolidated basis in the financial statements of the Company.

At December 31, 2008, the Company had consolidated assets of $1.3 billion, deposits of $1.1 billion and shareholders’ equity of $107 million. The Company’s liabilities include $30 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, unless the context indicates otherwise.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California. It was incorporated in September 1977, opened for business in January 1978, and has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. The Bank is a multi-community financial institution that offers a full range of retail and commercial banking services, primarily in the central and southern sections of the San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. We currently operate 23 full service branch offices throughout this geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s two newest “brick and mortar” branches commenced operations in the Sunnyside area of South Fresno in November 2008 and in East Bakersfield in July 2008. Our next office is expected to be a second branch in the City of Tulare, with an anticipated opening in the third quarter of 2009, and we have also executed a ground lease for a location in Selma. The locations of the Bank’s current offices are:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield California Office 5060 California Avenue	Bakersfield Ming Office 8500 Ming Avenue	Bakersfield Riverlakes Office 4060 Coffee Road

Bakersfield East Hills Office 2501 Mt. Vernon Ave.

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1710 Clovis Avenue

Delano:	Delano Office 1126 Main St.

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Reedley:	Reedley Office 1095 W. Manning Street

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

The Bank’s gross loan and lease balances at the end of 2008 totaled $947 million. The Bank’s lending activities are well-diversified and include real estate, commercial (including small business), agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. We also staff our Fresno, Visalia, and Bakersfield offices with real estate lending specialists who are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs.

In addition to our full-service branches, the Bank has an agricultural credit unit and a Small Business Administration (“SBA”) lending unit with staff located at our corporate headquarters. The Agricultural Credit Center provides a complete line of credit services in support of the agricultural activities that are key to the continued economic development of the communities we serve. Ag lending clients include a full range of individual farming customers, small business farming organizations, and major corporate farming units. We also actively engage in SBA lending. We have been designated as an SBA Preferred Lender since 1999, and Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program. Another service we provide to business customers is equipment leasing, including both direct finance and operating leases.

Our principal retail lending services include home equity lines and consumer loans, and in 2008 we expanded our ability to offer retail mortgage loans to our customers through an affiliation with PHH Mortgage. PHH pays Bank of the Sierra referral fees for consumer mortgage applications from Bank customers that are processed and underwritten by PHH. The resulting loans are temporarily funded by the Bank and then typically sold to PHH, although we have the option of retaining loans on our books. PHH provides telephone, internet, and branch access channels that are branded with the Bank’s name, and all loans underwritten by PHH are serviced by them in the Bank’s name.

As of December 31, 2008, the percentage of our total loan and lease portfolio for each of the principal areas in which we directed our lending activities were as follows: (i) loans secured by real estate (74.5%); (ii) commercial and industrial loans (including SBA loans) (15.0%); (iii) consumer loans (7.0%); (iv) direct finance leases (2.1%); and (v) agricultural production loans (1.4%). Real estate loans and related activities generated total revenue of $49.9 million in 2008 and $58.4 million in 2007. Interest, fees, and loan sale income on real-estate secured loans totaled approximately 53% of our total interest and other income for 2008 and 57% in 2007.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts (including money market demand accounts), time deposits, retirement accounts, sweep accounts (sweep products facilitate more efficient cash management for our business customers, by automatically sweeping idle cash from demand deposit accounts into interest-bearing repos or money market deposit accounts), and remote deposit capture. We have also been in the CDARS network since its inception, and through CDARS are able to offer full FDIC insurance coverage to CD depositors with balances of up to $50 million. We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, convenient locations, and drive-up banking, all provided with the highest level of customer service. At December 31, 2008 we had 72,700 deposit accounts totaling $1.1 billion, compared to 69,075 deposit accounts totaling $850 million as of December 31, 2007.

We offer a multitude of other products and services to complement our lending and deposit services. These include installment note collection, cashier’s checks, traveler’s checks, gift cards, bank-by-mail, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online banking, ATMs, and other customary banking services. In addition to onsite ATMs at all of our branches, we operate our own offsite ATM’s at seven different non-branch locations. We also joined the Allpoint network in 2007, which provides our customers with surcharge-free access to over 37,000 ATMs across the nation, including 3,900 in California. Moreover, our conversion to the Pulse EFT network in the fourth quarter of 2007 provides our customers with access to electronic point-of-sale payment alternatives nationwide. Online banking, including bill-pay functionality, was introduced in late 1999 and had 15,600 active individual and business users as of the end of 2008. In 2007 we added the ability to open deposit accounts online, and we hope to introduce mobile banking capabilities (via cellular phones and other mobile devices) in 2009. In 2007 we also implemented remote deposit capture capabilities that enable business customers to send their check deposits to us electronically. Furthermore, to ensure that the accessibility preferences of all customers are addressed, we operate a telephone banking system that is accessible 24 hours a day seven days a week, and we have established a convenient customer service group accessible by toll-free telephone.

To provide non-deposit investment options we have a strategic alliance with Investment Centers of America, Inc. of Bismarck, North Dakota (“ICA”). Through this arrangement, registered and licensed representatives of ICA provide our customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products. They conduct business from offices located in our Porterville, Visalia, Tulare, Fresno, Bakersfield and Tehachapi branches.

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

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley. As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, the agriculture-related base has become less important. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. The amounts expended on compliance with government and regulatory mandates related to anti-terrorism, corporate responsibility, and customer privacy have not been insignificant. However, as far as can be reasonably determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2008 FDIC market share data for the combined four counties within which the Company operates, namely Tulare, Kern, Fresno, and Kings counties, the top five institutions are multi-billion dollar entities with an aggregate of 147 offices that control 57.1% of deposit market share. As of June 30, 2008, the largest portion of deposits in the combined four-county area was with Bank of America (23.3%), followed by Wells Fargo (14.4%), Washington Mutual (7.9%), Fremont Investment & Loan (5.9%), and Union Bank of California (5.6%). Subsequent to publication of the 2008 market share data, Washington Mutual was acquired by JP Morgan Chase, while Fremont Investment & Loan was closed by the FDIC and its deposits were sold to CapitalSource Bank, a wholly-owned subsidiary of CapitalSource Inc. Bank of the Sierra ranks sixth on the 2008 market share list with 5.1% of total deposits in the referenced four-county area, up from 4.8% in 2007. In Tulare County, however, where the Bank was originally formed, we rank first for total number of branch locations (10, including our online branch), and second for deposit market share with 19.0% of total deposits, up from 17.6% in 2007 and behind only Bank of America (23.1%). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we typically arrange for the sale, or “participation”, of some of the balances to financial institutions that are not within our geographic footprint.

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

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers, and the liquidity problems faced by some institutions have exacerbated this competition. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large and expanding

California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 11, 2000 (see “– Regulation and Supervision – Financial Modernization Act”), has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

For years we have countered rising competition by offering a broad array of products in an innovative and flexible manner. We are able to offer our customers community-oriented, personalized service that cannot always be matched by the major banks. We rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders, and individualized service provided through accommodative policies. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. Other competitive advantages include our retention of drive-up teller windows, which have been eliminated by much of the competition, and our “preferred lender” or “PLP” status with the Small Business Administration, which enables us to approve SBA loans faster than many of our competitors. Layered onto the Company’s traditional personal-contact banking philosophy are sophisticated telephone banking, internet banking, online bill payment and cash management capabilities, which were initiated to meet the needs of customers with electronic access requirements and provide automated 24-hour banking. This high-tech and high-touch approach allows individuals to customize access to the Company to their particular preference.

Employees

As of December 31, 2008 the Company had 311 full-time and 101 part-time employees. On a full time equivalent basis, staffing stood at 388 at December 31, 2008 as compared to 371 at December 31, 2007, an increase necessitated mainly by the addition of staff during 2008 for new offices.

Regulation and Supervision

Both federal and state laws extensively regulate banks and bank holding companies. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of particular statutes, regulations and certain regulatory guidance affecting the Company and the Bank. This summary is qualified in its entirety by such statutes, regulations and guidance, all of which are subject to change in the future.

Regulation of the Company Generally

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol BSRR, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock, and short-swing profits rules promulgated by the SEC, under Section 16 of the Exchange Act; and certain additional reporting requirements for principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 30, 2008, the Company is classified as an “accelerated filer.” In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies were expanded in 2000 by the Financial Modernization Act (See “– Financial Modernization Act” below).

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

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding company debt, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require the Company to file written notice and obtain its approval prior to purchasing or redeeming the Company’s equity securities. The Company’s existing stock repurchase program (see “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Stock Repurchases”) is not subject to any such notification or approval requirements.

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

The earnings and growth of the Bank are largely dependent on our ability to maintain a favorable differential, or “spread,” between the yield on interest-earning assets and the rates paid on deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by means of open-market operations in United States Government securities, adjusting the required level of reserves for financial institutions subject to its reserve requirements, and varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. At December 31, 2008, approximately 23% of the Company’s Tier 1 capital consisted of trust preferred securities, however no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a financial institution’s operations for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2008 and 2007, Bank-only Total Risk-Based Capital Ratios were 12.60% and 13.28%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were 11.35% and 12.06%, respectively. As of December 31, 2008 and 2007, the consolidated Company’s Total Risk-Based Capital Ratios were 13.59% and 13.33%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.34% and 12.11%, respectively.

The risk-based capital requirements also take into account concentrations of credit involving collateral or loan type, and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy. Additionally, the regulatory Statements of Policy on risk-based capital regulations include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank’s capital adequacy, although interest rate risk does not impact the calculation of a bank’s risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to adverse movement in interest rates. While interest rate risk is inherent in a bank’s role as financial intermediary, it introduces volatility to earnings and to the economic value of the bank.

The FDIC and the Federal Reserve Board also require financial institutions to report a leverage ratio, defined as Tier 1 capital (net of all intangibles) to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are required to maintain a leverage ratio of at least 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. Bank-only leverage ratios were 9.12% and 10.17% on December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the consolidated Company’s leverage ratios were 9.92% and 10.22%, respectively. Both the Bank and the Company were “well capitalized” at December 31, 2008 and 2007.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2008 and 2007, the Company and the Bank were deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to unprecedented market turmoil and the financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.

Pursuant to the EESA, the Treasury Department was initially authorized to use $350 billion for the TARP. Of this amount, the Treasury Department allocated $250 billion to the TARP Capital Purchase Program (see description below). On January 15, 2009, the second $350 billion of TARP monies was released to the Treasury Department.

The TARP Capital Purchase Program was developed to purchase $250 billion in senior preferred stock from qualifying financial institutions, and was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. Qualifying financial institutions could be approved to issue preferred stock to the Treasury Department in amounts not less than 1% of their risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

The general terms of the TARP Capital Purchase Program include:

•	a requirement to pay dividends on the Treasury Department’s preferred stock at a rate of five percent for the first five years and nine percent thereafter;

•	restrictions on increases in common stock dividends for three years while the Treasury Department is an investor, unless preferred stock is redeemed or consent from the Treasury is received;

•	restrictions on any buyback of other stock (common or other preferred), unless consent from the Treasury Department is received;

•	a provision giving the Treasury Department the right to appoint two directors if dividends have not been paid for six periods;

•

a prohibition against the redemption of the Treasury Department’s preferred stock for three years, unless the participating institution receives the approval of its applicable banking regulator and the Treasury Department after demonstrating to those agencies that the participating institution is financially sound without TARP proceeds;

•	warrants granting the Treasury Department the right to convert up to 15 percent of their total preferred investment in the participating institution into common stock; and

•	certain compensation restrictions, including restrictions on the amount of executive compensation that is tax deductible.

After evaluating the strategic advantages and operating restrictions inherent in issuing preferred shares to the U.S. government, the Board of Sierra Bancorp elected not to participate in the capital purchase element of TARP.

Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which increased the basic limit on FDIC coverage from $100,000 to $250,000 per depositor and removed the limit on FDIC deposit insurance coverage for non-interest bearing accounts through December 31, 2009, and provides FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. Financial institutions that did not opt out of unlimited coverage for non-interest bearing accounts will be charged an annualized 10 basis points on individual account balances exceeding $250,000, and those not opting out of the provision backing senior unsecured debt will be charged an annualized 75 basis points on all such debt. We have elected to fully participate in the deposit insurance aspects of this program, and can thus offer unlimited insurance limits to our non-interest bearing demand deposit account customers. The annual cost is expected to be around $30,000, based on current account balances. Additionally, we did not opt out of the provision backing senior unsecured debt, although we do not currently expect to issue any debt under that program.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Under the risk-based assessment system utilized by the FDIC from 1996 through 2006, which had an assessment range of 0 to 27 basis points of deposits, the Bank was not required to pay any deposit insurance assessments.

Effective January 1, 2007 the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from five basis points of domestic deposits in the lowest risk category to 43 basis points for banks in the highest risk category. The new assessment system resulted in annual assessments to the Bank of five basis points, although an FDIC credit available to the Bank for contributions prior to 1996 offset this assessment in 2007 and part of 2008. FDIC deposit insurance premiums paid by the Bank in 2008 subsequent to utilization of the credit totaled $323,000.

As required by law, in October 2008 the FDIC adopted a restoration plan that would increase the reserve ratio to the 1.15% threshold within five years. As part of that plan, in December 2008 the FDIC voted to increase risk-based assessment rates uniformly by seven cents, on an annual basis, for the first quarter of 2009 due to deteriorating financial conditions in the banking industry. The resulting new rates range from 12 to 14 basis points of domestic deposits for Risk Category I institutions to 50 basis points for Risk Category IV institutions. The FDIC has further proposed that, beginning April 1, 2009, the base assessment rates would range from 10 to 14 basis points for Risk Category I institutions to 45 basis points for Risk Category IV institutions, subject to adjustments as described in the next sentence. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. It is generally expected that assessment rates will continue to increase in the near term, due to the significant cost of bank failures in 2008 and an increase in the number of troubled banks.

The FDIC recently announced that, in view of the decrease in DIF reserves to $18.9 billion as of December 31, 2008, representing a reserve ratio of 0.40%, it will impose a special assessment in the second quarter of 2009 equal to 20 basis points of domestic deposits. A subsequent announcement indicated that the special assessment could be lowered to 10 basis points, if Congress increases the FDIC’s borrowing capacity with the Treasury Department to $100 billion. The FDIC also approved an increase in regular premium rates, which banks must continue to pay in addition to the special assessment. The regular premium rates for most banks in the second quarter will now be 12 to 16 basis points, compared to the range of 12 to 14 basis points which most banks currently pay.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but is currently 1.14 cents per $100 of insured deposits per year. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor for deposits in general, and to an unlimited amount for non-interest or low-interest bearing demand deposits. The temporary increase in deposit insurance coverage became effective on October 3, 2008. EESA provides that the basic deposit insurance limit will return to $100,000 after December 31, 2009. A 10 basis point annual FDIC deposit insurance premium surcharge will be applied to insurable deposit amounts in excess of $250,000.

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

Financial Modernization Act

Effective March 11, 2000, the Gramm-Leach-Bliley Act, also known as the “Financial Modernization Act,” enabled full affiliations to occur among banks and securities firms, insurance companies, and other financial service providers. This legislation permits bank holding companies that are well-capitalized, well-managed and meet other conditions to elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in activities that were not allowed for them as bank holding companies, such as insurance underwriting, securities underwriting and distribution, travel agency activities, broad insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the Financial Modernization Act applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

Privacy and Data Security

The Financial Modernization Act also imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Fair and Accurate Credit Transactions (FACT) Act was enacted by the FDIC and other regulatory agencies in 2003. Among other things, it requires financial institutions and creditors to implement a written identity theft prevention program and assess the validity of change of address requests for replacement debit or credit cards. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as the Fair Credit Reporting Act (as amended by the FACT Act), Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to consumer borrowers;

•

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of its communities;

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) was enacted to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and protect investors by improving the accuracy and reliability of disclosures pursuant to the securities laws. Sarbanes-Oxley includes important requirements for public companies in the areas of financial disclosure, corporate governance, and the independence, composition and responsibilities of audit committees. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and speedier transaction reporting requirements for executive officers, directors and 10% shareholders. In addition, penalties for non-compliance with the Exchange Act were heightened. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

The Company has a concentration in CRE loans, and thus believes that the Guidance is applicable to it. The Company and its board of directors have discussed the Guidance and believe that that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations are sufficient to address the Guidance.

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

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally. The United States economy has been in a recession since December 2007. Negative developments in the latter half of 2007 and in 2008 in the financial services industry resulted in uncertainty in the financial markets in general and a related economic downturn, which have continued into 2009. Business activity across a wide range of industries and regions is greatly reduced and many local governments and businesses are in serious difficulty due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all other asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further systemic losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with them as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in rates on advances from the Federal Reserve and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited for some institutions.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced declines in the performance of their loans, including construction, development and land loans, and unsecured commercial and consumer loans. Total nonperforming assets increased to $37.0 million at December 31, 2008 from $9.6 million at December 31, 2007, representing 3.88% and 1.04% of total gross loans and other real estate owned at December 31, 2008 and 2007, respectively. Moreover, competition among depository institutions for deposits and quality loans has increased. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial institution stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal or informal enforcement actions or orders. While our recently concluded regulatory exam did not result in any such action or order, the impact of new legislation in response to those developments may restrict our business operations, including our ability to originate or sell loans, and may adversely impact our financial performance or stock price.

In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which could impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the already adverse impact on us and others in the financial services industry.

The California economy has been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s non-performing assets and loan charge-offs. While unemployment levels have always been relatively high in the San Joaquin Valley, in Tulare County, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate reached 14.3% in December 2008, up from 10.8% in December 2007 and well above the 9.3% aggregate unemployment rate for California. Overall, during the past year, the general business environment and local market conditions have had an adverse effect on our business, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that our business, financial condition and results of operations will be adversely affected.

Conditions which have a negative impact on the agricultural industry could have an adverse effect on our customers and their ability to make payments to us. While the current spike up in the Company’s non-performing assets is comprised mainly of other real estate owned and loans secured by land, lots, and residential real estate, many of our large increases in years past have been the direct consequence of persistent agricultural difficulties. This is due to the fact that a sizable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

The entry of global suppliers into the market has, in the past, led to a supply glut for many agricultural products, and a drop in consumer demand is currently impacting the agricultural industry. Because of increased supply from overseas competition, declining demand and other factors, low prices currently characterize the markets for many agricultural products. The ripple effect of lower commodity prices for milk, nuts, olives, grapes, oranges and tree fruit has a tendency to depress land prices, lower borrower income, and decrease collateral values. A degenerative cycle of weather also has the potential to adversely affect agricultural industries as well as consumer purchasing power, and has the potential to create further unemployment throughout the San Joaquin Valley. Weather patterns are also of critical importance to row crop, tree fruit, and orange production. Another potential looming issue that could have a major impact on the agricultural industry involves water distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline further our level of non-performing assets could increase.

Concentrations of real estate loans could subject us to increased risks in the event of a real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2008, 74% of our loan portfolio consisted of loans secured by real estate. Balances secured by commercial properties and construction and development loans represent 65% of all real estate loans, while loans secured by residential properties account for 27%, and loans secured by farmland are 8% of real estate loans.

Total non-performing assets increased $27.4 million during 2008, ending the year at $37.0 million relative to $9.6 million at December 31, 2007. The increase includes a $6.6 million increase in foreclosed assets, including other real estate owned (OREO) which consists primarily of vacant land, lots, and residential properties. Nearly $17 million of the increase in non-performing assets was in loans secured by commercial properties and construction and development loans, which are primarily land/lot loans and builder construction loans. Non-accruing residential real estate loan balances increased by $2.3 million. Non-performing assets represented 3.88% and 1.04% of total gross loans and other real estate owned at December 31, 2008 and 2007, respectively. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this increase.

The Central Valley residential real estate market experienced continued declining prices and increasing foreclosures during 2008. If residential real estate values slide further, and/or if this weakness flows over into commercial real estate, the Company’s nonperforming assets could increase from current levels. Such an increase could have a material impact on our financial condition and results of operations, by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, banking regulators are now giving commercial real estate loans greater scrutiny, due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans. The regulators have required banks with higher levels of CRE loans to implement enhanced underwriting, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized. See “Regulation and Supervision – Commercial Real Estate Lending Concentrations” above.

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

We maintain an allowance for loan and lease losses at a level that we believe is adequate to absorb any specifically identified losses as well as any other losses inherent in our loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If actual losses exceed the amount reserved, it will have a negative impact on our profitability. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the FDIC or the DFI could also hurt our business.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

In addition, with recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits. See “Item 1, Business – Competition.”

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt. The financial services industry is constantly undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands, as well as create additional efficiencies within our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

If our information systems were to experience a system failure or a breach in our network security, our business and reputation could suffer. We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. In addition, we must be able to protect our computer systems and network infrastructure against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We have protective measures in place to prevent or limit the effect of the failure, interruption or security breach of our information systems and will continue to implement security technology and monitor and update operational procedures to prevent such damage. However, if such failures, interruptions or security breaches were to occur, they could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

If the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs do not help stabilize the U.S. financial system, our operations could be adversely affected. The Emergency Economic Stabilization Act of 2008 (as augmented by the Stimulus Bill) was intended to stabilize and provide liquidity to the U.S. financial markets. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s Temporary Liquidity Guarantee Program. We did not elect to participate in the TARP Capital Purchase Program.

It cannot currently be predicted what impact the EESA and other programs will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock.

The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation. This is particularly true given the change in administration that occurred on January 20, 2009. As a result, it is impossible to predict the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

Our expenses will increase as a result of increases in FDIC insurance premiums. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio, which fell to 0.40% as of December 31, 2008, and the FDIC currently has seven years to bring the reserve ratio back to the statutory minimum. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio, and the FDIC has implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates.

The FDIC recently announced that, in view of the decrease in the deposit insurance fund’s reserves, it will impose a special assessment in the second quarter of 2009 of 10 to 20 basis points of domestic deposits. The FDIC also approved an increase in regular premium rates, which banks must continue to pay in addition to special assessments. It is generally expected that assessment rates will continue to increase in the near term, due to the significant cost of bank failures in 2008 and an increase in the number of troubled banks.

We may be adversely affected by the soundness of other financial institutions. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, our credit risk may be exacerbated when collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition or results of operations.

Our earnings are subject to interest rate risk. Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board and the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. We are subject to interest rate risk to the degree that our interest bearing liabilities reprice or mature more slowly or more rapidly or on a different basis than our interest earning assets. Fluctuations in interest rates also affect the demand of customers for our products and services.

Given the current volume, mix, and re-pricing characteristics of the Company’s interest earning assets and interest bearing liabilities, our net interest income is expected to decrease slightly in both rising and declining interest rate environments. There are also scenarios where fluctuations in interest rates in either direction could have a more substantial negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we could be negatively impacted. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management – Interest Rate Risk Management.”

You may not be able to sell your shares at the times and in the amounts you want if the trading market for our stock does not remain active. Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and cannot always be characterized as amounting to an active trading market.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect our business. If we are not able to retain our existing key personnel or to attract additional qualified personnel, our business operations would be hurt. Our President/Chief Executive Officer has been with us since the Bank’s inception in 1977. He is fully vested in his retirement benefits, but does not currently have any plans for immediate retirement. Our Executive Vice President/Chief Credit Officer and our Executive Vice President/Chief Financial Officer joined us in 2005 and 2001, respectively. Our Executive Vice President/Chief Banking Officer joined the Bank in 2001 and was promoted to his current position in 2006. None of our executive officers have employment agreements.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management. As of December 31, 2008, our directors and executive officers together with their affiliates beneficially owned approximately 23% of the Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they would be able to significantly affect the election of directors as well as the outcome of most corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of our company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through July 2013 from parties unrelated to the Company. It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2008 was $12,999 per month. The Company’s main office is adjacent to its administrative headquarters, at 90 N. Main Street, Porterville, California, and consists of a one-story brick building that sits upon unencumbered property owned by the Company. The Company also owns unencumbered property on which 13 of its 22 other branches are located, including the branches in Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Tehachapi, and California City. One of the Fresno branches is owned while the other two are leased from unrelated parties, one of our two Visalia branches is owned and the other is leased from unrelated parties, and three of the four branches in Bakersfield are leased from unrelated parties. The Clovis and Delano branches are both leased from unrelated parties. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties. The Bank has six remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal. Management believes that the Company’s existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although limited branch expansion is planned.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Sierra Bancorp’s Common Stock trades on the NASDAQ Global Select Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Common Stock of the Company has not consistently occurred in high volumes, and such trading activity cannot be characterized as constituting an active trading market. Management is aware of the following securities dealers which make a market in the Company’s stock: Barclays Capital Inc., New York; Cantor Fitzgerald & Co., New York; Citadel Derivatives Group LLC, Chicago; Citigroup Global Markets, New York; Goldman, Sachs & Co., New York; Howe Barnes Hoefer & Arnett, Inc., San Francisco; Keefe, Bruyette & Woods, Inc., New York; Knight Equity Markets, L.P., New York; Morgan Stanley & Co., New York; Sandler O’Neill & Partners, New York; Susquehanna Capital Group, Bala Cynwyd, Pennsylvania; Timber Hill Inc., Greenwich, Connecticut; and UBS Securities, LLC, Stamford, Connecticut. The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

Calendar Quarter Ended	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume In Shares
	High	Low
March 31, 2007	$30.67	$26.85	940,717
June 30, 2007	$28.62	$26.60	1,179,854
September 30, 2007	$32.31	$25.41	1,628,595
December 31, 2007	$32.09	$24.13	2,329,706
March 31, 2008	$25.06	$18.00	1,794,071
June 30, 2008	$24.00	$16.44	1,567,348
September 30, 2008	$24.00	$13.50	2,163,120
December 31, 2008	$24.50	$14.00	1,089,343

(b) Holders

On February 2, 2009 there were approximately 2,969 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent there were 623 registered holders of record on that date, and there were approximately 2,346 beneficial holders whose shares are held under a street name.

(c) Dividends

The Company paid cash dividends totaling $6.5 million, or $0.68 per share in 2008, and $6.0 million, or $0.62 per share in 2007, representing 31% of prior year earnings for dividends paid in both 2008 and 2007. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2008, with respect to options outstanding and available under our 2007 Stock Incentive Plan and the now-terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	592,478	$17.11	1,345,300

(e) Performance Graph

The following is a performance graph comparing the total cumulative shareholder return on the Company’s common stock since December 31, 2003 to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion (asset size) Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2003 and reinvestment of dividends:

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Sierra Bancorp	100.00	148.98	151.49	198.83	172.50	150.34
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank $1B-$5B	100.00	123.42	121.31	140.38	102.26	84.81
SNL Bank	100.00	112.06	113.59	132.87	103.25	58.91

Source: SNL Financial LC, Charlottesville, VA

(f) Stock Repurchases

The Company has a stock repurchase program that became effective July 1, 2003, under which all share repurchases are executed in accordance with SEC Rule 10b-18. The plan initially allowed for the repurchase of up to 250,000 shares, and was supplemented by an additional 250,000 shares in May 2005, another 250,000 shares in March 2006, and 500,000 shares in April 2007. As noted in the following table, the Company did not repurchase any of its Common Stock during the fourth quarter of 2008:

	October	November	December
Total shares purchased	0	0	0
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	0	0	0
Maximum number of shares remaining for purchase under a plan or program	100,669	100,669	100,669

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2008 and 2007, and for each of the years in the three year period ended December 31, 2008, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Income Statement Summary
Interest income	$77,938	$87,816	$81,004	$64,135	$52,008
Interest expense	$21,329	$31,435	$25,131	$13,332	$8,496
Net interest income before provision for loan losses	$56,609	$56,381	$55,873	$50,803	$43,512
Provision for loan losses	$19,456	$3,252	$3,851	$3,150	$3,473
Non-interest income	$15,987	$14,635	$10,986	$9,258	$9,792
Non-interest expense	$35,859	$35,981	$33,841	$32,634	$29,311
Income before provision for income taxes	$17,281	$31,783	$29,167	$24,277	$20,520
Provision for income taxes	$3,868	$10,761	$9,977	$8,083	$7,174
Net income	$13,413	$21,022	$19,190	$16,194	$13,346

Balance Sheet Summary
Total loans, net	$930,181	$909,312	$872,811	$729,780	$686,157
Allowance for loan losses	$(15,094)	$(12,276)	$(11,579)	$(9,930)	$(8,842)
Securities available for sale	$243,413	$184,917	$190,272	$193,676	$198,024
Cash and due from banks	$46,010	$44,022	$52,675	$50,147	$36,735
Federal funds sold	$5,500	$—	$6,290	$—	$—
Other foreclosed assets	$7,127	$556	$—	$533	$2,524
Premises and equipment, net	$19,280	$18,255	$17,978	$18,055	$17,731
Total Interest-Earning assets	$1,200,603	$1,109,600	$1,084,650	$935,381	$894,835
Total Assets	$1,326,292	$1,233,735	$1,215,074	$1,052,686	$997,483
Total Interest-Bearing liabilities	$974,177	$874,393	$827,752	$678,009	$680,886
Total Deposits	$1,061,498	$850,147	$868,445	$815,671	$742,703
Total Liabilities	$1,219,492	$1,134,271	$1,124,703	$973,923	$926,348
Total Shareholders’ Equity	$106,800	$99,464	$90,371	$78,763	$71,135

Per Share Data
Net Income Per Basic Share	$1.40	$2.17	$1.96	$1.66	$1.41
Net Income Per Diluted Share	$1.37	$2.09	$1.87	$1.56	$1.31
Book Value	$11.04	$10.39	$9.27	$8.10	$7.37
Cash Dividends	$0.68	$0.62	$0.54	$0.45	$0.37
Weighted Average Common Shares Outstanding - Basic	9,607,184	9,700,048	9,766,729	9,763,896	9,482,201
Weighted Average Common Shares Outstanding - Diluted	9,779,657	10,044,915	10,273,859	10,357,795	10,166,302

Key Operating Ratios:

Performance Ratios:
Return on Average Equity (1)	12.86%	22.28%	22.75%	21.47%	20.50%
Return on Average Assets (2)	1.05%	1.74%	1.70%	1.59%	1.47%
Net Interest Spread (tax-equivalent) (3)	4.41%	4.45%	4.77%	5.11%	5.17%
Net Interest Margin (tax-equivalent)	4.98%	5.28%	5.60%	5.64%	5.49%
Dividend Payout Ratio (4)	48.73%	28.64%	27.53%	27.18%	26.27%
Equity to Assets Ratio (5)	8.12%	7.79%	7.46%	7.40%	7.19%
Efficiency Ratio (tax-equivalent)	48.73%	49.36%	49.63%	52.64%	54.04%
Net Loans to Total Deposits at Period End	87.63%	106.96%	100.50%	89.47%	92.39%

Asset Quality Ratios:
Non-Performing Loans to Total Loans	3.15%	0.98%	0.08%	0.04%	0.35%
Non-Performing Assets to Total Loans and Other Real Estate Owned	3.88%	1.04%	0.08%	0.11%	0.71%
Net Charge-offs (recoveries) to Average Loans	1.79%	0.28%	0.19%	0.38%	0.21%
Allowance for Loan Losses to Net Loans at Period End	1.62%	1.35%	1.33%	1.36%	1.29%
Allowance for Loan Losses to Non-Performing Loans	50.55%	135.62%	1680.55%	3213.59%	361.19%

Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	9.92%	10.22%	9.92%	9.87%	9.20%
Tier 1 Capital to Total Risk-weighted Assets	12.34%	12.11%	11.77%	12.01%	11.34%
Total Capital to Total Risk-weighted Assets	13.59%	13.33%	12.98%	13.50%	13.30%

(1)	Net income divided by average shareholders’ equity.
(2)	Net income divided by average total assets.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Dividends declared per share divided by net income per share.
(5)	Average equity divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2008 and December 31, 2007, and the results of operations for each of the years in the three-year period ended December 31, 2008. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; the valuation of non-performing real estate loans and foreclosed assets; deferred loan origination costs, which are estimated based on an annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans (deferred amounts are disclosed below in conjunction with salaries expense, under “Non-interest Revenue and Operating Expense”); income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually based on changes in the market capitalization of the Company and for which management has determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in footnote 2 (Significant Accounting Policies) to the financial statements contained herein, under the caption “Stock-Based Compensation.” Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Summary of Performance

Net income in 2008 was $13.4 million, a drop of $7.6 million, or 36%, from the $21.0 million in net earnings achieved in 2007. Net income in 2007 was $1.8 million higher than 2006 net earnings of $19.2 million. Net income per diluted share was $1.37 for 2008, as compared to $2.09 in 2007 and $1.87 in 2006. The Company’s Return on Average Assets was 1.05% and Return on Average Equity was 12.86% in 2008, as compared to 1.74% and 22.28%, respectively for 2007, and 1.70% and 22.75%, respectively in 2006.

The following are major factors impacting the Company’s results of operations in recent years:

•

Net interest income increased by less than 1% in 2008 and 2007, despite solid growth in average interest-earning assets in both years. Average interest-earning assets were 7% higher in 2008 than in 2007, but the lift that was created by higher earning assets was almost completely offset by a lower net interest margin that resulted from $2 million in interest reversals, a drop in the average balance of non-interest bearing demand deposits, and an increase in the average balance of non-performing loans and foreclosed assets. Average interest-earning assets were also 7% higher in 2007 than in 2006, but again the positive impact of higher earning assets was largely offset by net interest margin compression.

•

Our provision for loan losses had the largest negative impact on 2008 results, increasing by $16 million, or close to 500%, in 2008 relative to 2007, but dropping by $599,000, or 16%, in 2007 as compared to 2006. A significant increase in non-performing assets and a higher level of charge-offs are factors that contributed to a higher loan loss provision in 2008. Charge-offs for the year include charges to write non-accruing real estate loans down to current appraised values less expected costs of disposition. Despite similar (but less intense) pressures in 2007, the provision actually declined in 2007 due to the sale of our credit card portfolio and release of the associated loan loss allowance, slow growth in loans, and a relatively high level of recoveries in 2007.

•

Non-interest income increased by $1.4 million, or 9%, in 2008 relative to 2007, and by $3.7 million, or 33%, in 2007 relative to 2006. Service charges on deposits were the most significant factor in this category, increasing by $3.4 million, or 44%, in 2008 compared to 2007, and by $1.7 million, or 29%, in 2007 relative to 2006. The increase in service charges in is attributable to growth in the number of transaction accounts, fee increases, and enhanced overdraft management and collection capabilities for all transaction accounts. For 2008, the increase in service charges was partially offset by a drop in Bank-Owned Life Insurance (BOLI) income, which was $826,000 lower mainly because of losses on separate account BOLI. A $1.6 million non-recurring gain on the sale of our credit card portfolio in the second quarter of 2007 also had a significant impact on the Company’s financial results, causing loan sale income to drop in 2008 relative to 2007, and to increase in 2007 relative to 2006. Non-recurring items added close to $900,000 to non-interest income in 2008.

•

Operating expense fell slightly in 2008 compared to 2007, but increased by $2.1 million, or 6%, in 2007 relative to 2006. Operating expense declined in 2008 because OREO write-downs and significant increases in other lending-related expenses, marketing costs, supplies expense, and FDIC assessments, were offset by a $1.2 million decline in salaries and benefits due to the reversal of bonuses and other discretionary benefit expenses, and a $596,000 drop in credit card expenses due to the sale of the credit card portfolio in 2007. Salaries and benefits accounted for more than half of the 2007 increase in operating expense, and marketing expense was also up substantially due to deposit-focused initiatives put in place at the beginning of 2007. Several non-recurring items affected operating expense, as explained below in detail under “Non-interest Revenue and Operating Expense.”

The following summarizes additional key information relating to our current financial condition:

•

Total assets increased by $93 million, or 8%, during 2008. Most of the growth in assets came from an increase in investment securities, which were up by $58 million, or 32%, for the year. Because the investment environment was conducive to increasing our relative level of investment securities, much of the cash flow generated by the increase in deposits noted below was channeled into investment balances. Gross loans and leases increased by only $22 million, or 2%, for the year due to relatively weak loan demand, a large level of loan prepayments, and the conversion of several large loans into OREO. Due to our current focus on credit issues and core deposit generation, we expect minimal growth in outstanding loan balances in 2009.

•

Non-performing assets increased by $27 million, or 285%, during 2008, ending the year at $37 million. The non-performing balance at December 31, 2008 includes $30 million in non-accruing loans, with $27 million of that balance secured by real estate and $673,000 guaranteed by the U.S. Government. There was also a material increase in foreclosed assets (primarily properties with an acquisition and development component), which represent about $7 million of the non-performing asset balance at December 31, 2008. Non-accruing real estate loans and foreclosed assets have been written down to current appraised values less expected costs of disposition, and specific reserves have been allocated for all other non-accruing loans based on a detailed analysis of expected cash flows for each loan. All non-performing and substandard assets are being actively managed.

•

Total deposits grew by $211 million, or 25%, in 2008. Most of the deposit growth was in large time deposits, including a $104 million increase in CDARS deposits, a $50 million increase in collateralized balances from a governmental entity, and a $60 million increase in wholesale-sourced brokered deposits. Our net loans to total deposits ratio fell to 88% at the end of 2008 from 107% at the end of 2007 due to the increase in the relative level of deposits.

•

Total non-deposit borrowings dropped by $123 million in 2008, falling to 12% of total liabilities at the end of 2008 from 24% at the end of 2007. We decreased our reliance on Federal Home Loan Bank (FHLB) borrowings due to considerable growth in deposits in 2008.

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

Net Interest Income and Net Interest Margin

Net interest income was $56.6 million in 2008, compared to $56.4 million in 2007, and $55.9 million in 2006. This represents an increase of less than 1% in both 2008 and 2007. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of accrued but unpaid interest for loans placed on non-accrual, or by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status. For loans with an interest reserve, i.e., where the borrower pays interest out of loan proceeds, the reversal of all interest recognized from the inception of the loan is required if the loan is placed on non-accrual. This was the case for several large loans placed on non-accrual during the fourth quarter of 2008.

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

Distribution, Rate & Yield

	Year Ended December 31,
	2008(a)			2007(a)			2006(a)
(dollars in thousands)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)
Assets
Investments:
Federal Funds Sold/Due from Time	$2,835	$68	2.40%	$1,032	$51	4.94%	$765	$34	4.44%
Taxable	$171,017	$7,942	4.64%	$131,888	$6,072	4.60%	$141,747	$6,294	4.44%
Non-taxable	$58,171	$2,368	6.26%	$55,305	$2,230	6.20%	$50,941	$2,040	6.16%

Total Investments	$232,023	$10,378	5.02%	$188,225	$8,353	5.08%	$193,453	$8,368	4.89%

Loans and Leases:(c)
Agricultural	$11,361	$734	6.46%	$11,339	$929	8.19%	$10,950	$932	8.51%
Commercial	$139,228	$10,083	7.24%	$138,193	$12,875	9.32%	$136,946	$12,886	9.41%
Real Estate	$688,364	$49,843	7.24%	$674,793	$58,431	8.66%	$600,047	$52,065	8.68%
Consumer	$61,147	$5,682	9.29%	$55,935	$5,719	10.22%	$53,790	$5,115	9.51%
Consumer Credit Cards	$—	$—	0.00%	$3,511	$384	10.94%	$8,819	$829	9.40%
Direct Financing Leases	$19,029	$1,218	6.40%	$17,883	$1,125	6.29%	$13,110	$809	6.17%
Other	$12,253	$—	0.00%	$1,392	$—	0.00%	$379	$—	0.00%

Total Loans and Leases	$931,382	$67,560	7.25%	$903,046	$79,463	8.80%	$824,041	$72,636	8.81%

Total Interest-Earning Assets(e)	$1,163,405	$77,938	6.70%	$1,091,271	$87,816	8.16%	$1,017,494	$81,004	8.07%

Other Earning Assets	$9,838			$8,432			$7,823
Non-Earning Assets	$110,119			$111,399			$105,979

Total Assets	$1,283,362			$1,211,102			$1,131,296

Liabilities and Shareholders’ Equity
Interest-Bearing Deposits:
NOW	$95,461	$410	0.43%	$77,880	$302	0.39%	$65,234	$69	0.11%
Savings	$54,661	$200	0.37%	$56,840	$298	0.52%	$68,133	$358	0.53%
Money Market	$136,777	$2,556	1.87%	$136,609	$4,078	2.99%	$125,344	$2,947	2.35%
TDOA’s, and IRA’s	$27,555	$763	2.77%	$24,123	$913	3.78%	$23,399	$780	3.33%
Certificates of Deposit < $100,000	$101,321	$3,067	3.03%	$120,540	$5,343	4.43%	$96,050	$3,595	3.74%
Certificates of Deposit ≥ $100,000	$298,041	$8,455	2.84%	$222,483	$10,795	4.85%	$182,380	$8,059	4.42%

Total Interest-Bearing Deposits	$713,816	$15,451	2.16%	$638,475	$21,729	3.40%	$560,540	$15,808	2.82%
Borrowed Funds:
Federal Funds Purchased	$16,657	$342	2.05%	$19,211	$1,019	5.30%	$13,235	$675	5.10%
Repurchase Agreements	$25,935	$94	0.36%	$24,070	$169	0.70%	$24,281	$161	0.66%
Short Term Borrowings	$117,195	$2,920	2.49%	$127,115	$5,888	4.63%	$92,106	$4,307	4.68%
Long Term Borrowings	$25,506	$877	3.44%	$10,907	$350	3.21%	$32,674	$975	2.98%
TRUPS	$30,928	$1,645	5.32%	$30,928	$2,280	7.37%	$38,385	$3,205	8.35%

Total Borrowed Funds	$216,221	$5,878	2.72%	$212,231	$9,706	4.57%	$200,681	$9,323	4.65%

Total Interest-Bearing Liabilities	$930,037	$21,329	2.29%	$850,706	$31,435	3.70%	$761,221	$25,131	3.30%
Demand Deposits	$231,075			$249,103			$270,183
Other Liabilities	$17,981			$16,954			$15,530
Shareholders’ Equity	$104,269			$94,339			$84,362

Total Liab. and Shareholders’ Equity	$1,283,362			$1,211,102			$1,131,296

Interest Income/Earning Assets			6.81%			8.16%			8.07%
Interest Expense/Earning Assets			1.83%			2.88%			2.47%

Net Interest Margin(d)		$56,609	4.98%		$56,381	5.28%		$55,873	5.60%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Loan fees have been included in the calculation of interest income. Loan Fees were $851,355, $1,633,356, and $2,395,610 for the years ended December 31, 2008, 2007, and 2006 respectively. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets (tax-equivalent).
(e)	Non-accrual loans have been included in total loans for purposes of total interest earning assets.

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

Volume & Rate Variances

	Years Ended December 31,
	2008 over 2007			2007 over 2006
	Increase(decrease) due to			Increase(decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets:

Investments:
Federal funds sold / Due from time	$89	(72)	$17	$12	5	$17
Taxable	$1,801	69	$1,870	$(438)	216	$(222)
Non-taxable(1)	$116	22	$138	$175	15	$190

Total Investments	$2,006	$19	$2,025	$(251)	$236	$(15)

Loans:
Agricultural	$2	(197)	$(195)	$33	(36)	$(3)
Commercial	$96	(2,888)	$(2,792)	$117	(128)	$(11)
Real Estate	$1,175	(9,763)	$(8,588)	$6,486	(120)	$6,366
Consumer	$533	(570)	$(37)	$204	400	$604
Credit Cards	$(384)	—	$(384)	$(499)	54	$(445)
Direct Financing Leases	$72	21	$93	$295	21	$316
Other	$—	—	$—	$—	—	$—

Total Loans and Leases	$1,494	$(13,397)	$(11,903)	$6,636	$191	$6,827

Total Interest-Earning Assets	$3,500	$(13,378)	$(9,878)	$6,385	$427	$6,812

Liabilities

Interest Bearing Deposits:
NOW	$68	40	$108	$13	220	$233
Savings Accounts	$(11)	(87)	$(98)	$(59)	(1)	$(60)
Money Market	$5	(1,527)	$(1,522)	$265	866	$1,131
TDOA’s & IRA’s	$130	(280)	$(150)	$24	109	$133
Certificates of Deposit < $100,000	$(852)	(1,424)	$(2,276)	$917	831	$1,748
Certificates of Deposit ≥ $100,000	$3,666	(6,006)	$(2,340)	$1,772	964	$2,736

Total Interest-Bearing Deposits	$3,006	$(9,284)	$(6,278)	$2,932	$2,989	$5,921

Borrowed Funds:
Federal Funds Purchased	$(135)	(542)	$(677)	$305	39	$344
Repurchase Agreements	$13	(88)	$(75)	$(1)	9	$8
Short-Term Borrowings	$(459)	(2,509)	$(2,968)	$1,637	(56)	$1,581
Long-Term Borrowings	$468	59	$527	$(650)	25	$(625)
TRUPS	$—	(635)	$(635)	$(623)	(302)	$(925)

Total Borrowed Funds	$(113)	$(3,715)	$(3,828)	$668	$(285)	$383

Total Interest-Bearing Liabilities	$2,893	$(12,999)	$(10,106)	$3,600	$2,704	$6,304

Net Interest Income	$607	$(379)	$228	$2,785	$(2,277)	$508

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances contributed $607,000 to net interest income in 2008 relative to 2007 due mainly due to growth in average earning assets. Average interest-earning assets were $72 million higher in 2008 than in 2007, an increase of 7% resulting from growth of $44 million, or 23%, in average investment balances, and an increase of $28 million, or 3%, in average loan balances. The volume variance in 2008 would have been greater if not for the following: Much of the growth in average interest-earning assets came from an increase in investment securities, which have a lower weighted average yield than loans and leases; average demand deposit balances were $18 million lower, more than offsetting the benefit provided by higher shareholders’ equity, so a higher proportion of the increase in average earning assets was funded by an increase in interest-bearing liabilities; and, growth in average deposits was concentrated in relatively higher-cost jumbo time deposits.

A negative $379,000 rate-related variance in 2008 is primarily the result of $2.0 million in net interest reversals in 2008, less $295,000 in interest reversals in 2007. The rate variance was also impacted by changes in market interest rates. Short-term interest rates were relatively stable until the Federal Reserve Board approved a decrease in the fed funds rate in mid-September 2007, and since then they have dropped by more than 500 basis points. This drop in interest rates impacted both interest-earning assets and interest-bearing liabilities, with the rate on interest-earning assets falling by 129 basis points in 2008 excluding the impact of interest reversals/recoveries, and the cost of interest-bearing liabilities declining 141 basis points. Despite the larger decline in interest-bearing liabilities, however, the rate variance was negatively impacted due to our large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for 2007, which is the base period for the rate variance calculation, was $241 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.98% in 2008 as compared to 5.28% in 2007, a drop of 30 basis points. For much of the past year the Company’s interest rate risk profile was slightly liability sensitive, meaning that, all else being equal, our net interest margin would benefit in a declining rate environment but would be negatively impacted in a rising rate environment. However, the positive impact of the declining rate environment during the past year was more than offset by the impact of interest reversals, an increase in the average balance of non-performing assets, a drop in average non-interest bearing deposit balances and a corresponding increase in the balance of other borrowed funds, and competitive pressures that stalled anticipated declines in deposit rates.

In 2007 versus 2006, volume variances contributed $2.8 million to net interest income. Average earning assets account for this increase, growing by $74 million in 2007 relative to 2006 due to growth in the average balance of loans and leases. The positive contribution of growth in earning assets was partially offset by declining non-interest bearing demand deposit balances, and a corresponding increase in the proportion of interest-bearing liabilities. The volume variance was also negatively impacted by a shift from lower-cost non-maturity deposits to higher-cost time deposits. The rate variance for 2007 relative to 2006 was negative $2.3 million, because our weighted average yield on loans experienced a slight dip while most of our deposit categories had fairly significant rate increases. Part of the unfavorable loan yield movement resulted from interest reversals, but the most significant factors were the negative impact of market interest rate changes and competitive forces on our cost of interest-bearing liabilities. The unfavorable rate variance would have been even greater if not for the Company’s large net interest position, which averaged $256 million in 2006. Our net interest margin fell by 30 basis points in 2007 relative to 2006. Due to competitive pressures, deposit rates declined by less than expected considering the drop in other interest rates that have historically been strongly correlated to our cost of deposits. Also contributing to pressure on our net interest margin in 2007 was a drop in average non-interest bearing deposits and slow growth in lower-cost core deposits, which necessitated the use of higher-cost funding options and caused relatively low-margin growth.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan and lease losses through charges to earnings, which are shown in the income statement as the provision for loan and lease losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan and lease loss provision is determined by conducting a periodic evaluation of the adequacy of the Company’s allowance for loan and lease losses, and charging the shortfall, if any, to current period expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included below under “Allowance for Loan and Lease Losses”. The Company’s provision for loan and lease losses was $19.5 million in 2008, $3.3 million in 2007, and $3.9 million in 2006.

The most significant impact on the Company’s financial results in 2008 came from the provision for loan and lease losses, which increased by $16.2 million for 2008 in comparison to 2007. The increase resulted from a higher level of loan losses, and additional specific reserves for an increasing balance of non-performing assets and supplemental general reserves for higher-risk loan categories, as discussed in greater detail below. Net loans charged off totaled $16.6 million in 2008 and $2.6 million in 2007, with charge-offs for 2008 inclusive of write-downs on non-performing real estate loans which are reflected on our books at current fair values.

Because the provision exceeded net charge-offs in 2008, the allowance for loan losses increased by $2.8 million during the year, rising to 1.59% of total gross loans and leases at the end of 2008 from 1.33% at the end of 2007. Subsequent to a thorough review of the allowance relative to the current size, composition and quality of the Company’s loan and lease portfolio, it has been judged by management to be adequate to absorb currently identified potential losses as well as any likely future losses.

Despite increased reserves for non-performing assets and an increase in gross loan balances charged off in 2007 relative to 2006, our loan loss provision was $599,000 lower in 2007 because outstanding loan balances increased by a much smaller amount in 2007, the sale of the Company’s credit card portfolio in 2007 enabled the release of the loan loss allowance that was allocated to those loans, and principal recovered on previously charged-off balances was higher in 2007 than in 2006.

Non-interest Revenue and Operating Expense

The following table sets forth the major components of the Company’s non-interest revenue and other operating expense, along with relevant ratios, for the years indicated:

Non-Interest Revenue/Expense

(dollars in thousands)	2008	% of Total	2007	% of Total	2006	% of Total
NON-INTEREST REVENUE:
Service charges on deposit accounts	$11,203	70.08%	$7,794	53.26%	$6,049	55.06%
Credit card fees	$494	3.09%	$687	4.69%	$968	8.81%
Checkcard fees	$1,557	9.74%	$1,256	8.58%	$922	8.39%
Other service charges & fees	$3,066	17.37%	$2,577	17.61%	$2,530	23.03%
BOLI income	$408	2.55%	$1,234	8.43%	$774	7.05%
Gains on sales of loans	$9	0.06%	$1,601	10.95%	$79	0.73%
Gain (loss) on sale of investment securities	$58	2.17%	$14	0.10%	$9	0.08%
(Loss) on tax credit investments	$(1,242)	-7.77%	$(985)	-6.73%	$(940)	-8.56%
Other	$434	2.71%	$457	3.12%	$595	5.42%

Total non-interest revenue	$15,987	100.00%	$14,635	100.00%	$10,986	100.00%
As a % of average interest-earning assets		1.37%		1.34%		1.08%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$16,666	46.48%	$17,861	49.64%	$16,770	49.55%
Occupancy costs
Furniture & equipment	$2,700	7.53%	$3,009	8.36%	$3,228	9.54%
Premises	$3,807	10.62%	$3,466	9.63%	$3,277	9.68%
Advertising and marketing Costs	$2,289	6.38%	$1,722	4.79%	$1,022	3.02%
Data processing costs	$1,311	3.65%	$1,147	3.19%	$1,427	4.22%
Deposit services costs	$1,759	4.90%	$2,094	5.82%	$1,811	5.35%
Loan services costs
Loan processing	$671	1.87%	$209	0.58%	$297	0.88%
Other real estate owned	$579	1.61%	$9	0.03%	$80	0.24%
Credit card	$2	0.01%	$598	1.66%	$700	2.07%
Other loan services	$—	0.00%	$—	0.00%	$—	0.00%
Other operating costs
Telephone & data communications	$968	2.70%	$915	2.54%	$825	2.44%
Postage & mail	$469	1.31%	$559	1.55%	$380	1.12%
Other	$1,109	3.09%	$1,192	3.31%	$1,076	3.18%
Professional services costs
Legal & accounting	$1,390	3.88%	$1,009	2.80%	$1,121	3.31%
Other professional services	$921	2.57%	$1,384	3.85%	$1,083	3.20%
Stationery & supply costs	$753	2.10%	$528	1.47%	$598	1.77%
Sundry & tellers	$465	1.29%	$279	0.78%	$146	0.43%

Total other operating expense	$35,859	100.00%	$35,981	100.00%	$33,841	100.00%
As a % of average interest-earning assets		3.08%		3.30%		3.32%
Net non-interest income as a % of avg. interest-earning assets		-1.71%		-1.96%		-2.25%
Efficiency ratio (tax-equivalent)		48.73%		49.36%		49.63%

Because of a slight drop in operating expense in 2008 and a strong increase in non-interest revenue in 2008 and particularly in 2007, the Company’s tax-equivalent overhead efficiency ratio declined to 48.73% in 2008, relative to 49.36% for 2007 and 49.63% for 2006. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest plus non-interest income, with the provision for loan losses excluded from the equation.

Despite a $1.6 million drop in loan sale income and an $826,000 decline in BOLI income in 2008 relative to 2007, non-interest income increased by $1.4 million, or 9%, due mainly to a $3.4 million increase in service charges on deposit accounts. The Company’s 2007 results reflect an overall increase of $3.6 million in non-interest income, due to the $1.6 million gain on the sale of our credit card portfolio in 2007, as well as solid increases in service charges on deposits, check card interchange fees, and operating lease income. Non-interest income increased to 1.37% of average interest-earning assets in 2008, from 1.34% in 2007 and 1.08% in 2006.

The categories itemized in the table above are indicative of the primary sources of non-interest operating revenue for the Company, including some non-recurring items. Significant items of a non-recurring nature that impacted non-interest income in 2008 include a gain of about $350,000 from the exchange of certain separate account BOLI policies, a $289,000 gain on the mandatory redemption of Visa shares, an $82,000 gain from the sale of vacant land adjacent to our Hanford branch, gains on called securities, and a $75,000 payment representing the final contingent payment resulting from the outsourcing of our merchant services function in late 2006. The $1.6 million gain from the sale of our credit cards was the only material non-recurring income item in 2007. Non-recurring items that affected non-interest income in 2006 include a $100,000 gain upon the outsourcing of merchant services to First Data and an $88,000 gain on a life insurance policy.

As noted above, service charges on deposit accounts, the largest component of other operating income, increased by $3.4 million, or 44%, in 2008 relative to 2007, and by $1.7 million, or 29%, in 2007 relative to 2006. The main reasons for the increases were growth in the number of transaction accounts, which were up by 9% in 2008 and 19% in 2007, along with adjustments to our schedule of fees and charges, increased overdraft activity due to current economic conditions, the enhancement of deposit scoring and overdraft management capabilities, and increased collections on overdrafts. The Company’s ratio of service charge income to average transaction account balances (demand and interest-bearing NOW accounts) was 3.4% in 2008, 2.4% in 2007, and 1.8% in 2006. Despite the increase in service charges per transaction account balances, service charges were a lower percentage of total non-interest revenue in 2007 because of the impact of non-recurring items on total non-interest revenue.

Other service charges and fees constitute the second largest portion of non-interest income, with the principal components consisting of operating lease income, dividends received on restricted stock (primarily our equity investment in FHLB stock), currency order fees, ATM fees from transactions not associated with deposit customers (also referred to as “foreign” ATM fees), and, for 2008, the previously-noted gain on the mandatory redemption of Visa stock (which is classified as restricted stock rather than an available-for-sale investment). In previous years late fees on loans were reported in this category, as well, but they have been reclassified as interest income for all years in the financial statements and tables in this 10-K. Other service charges and fees totaled $3.1 million in 2008, $2.6 million in 2007, and $2.5 million in 2006. The increase for 2008 was $489,000, or 19%, due mainly to the $289,000 gain on Visa stock, a $129,000 increase in dividends on restricted stock, a $44,000 increase in foreign ATM fees, and the non-recurring $75,000 payment related to merchant services. In 2007, the overall change relative to the prior year was minimal. Other service charges and fees were 17% of total non-interest revenue in 2008, down from 18% in 2007 and 23% in 2006. The slight drop in 2008 is due to the large increase in service charges on deposits, while the drop in 2007 relative to 2006 is primarily from the impact of non-recurring items. A development that could have a significant negative impact on other service charges and fees in 2009 is a recent notification from the FHLB of San Francisco that they will not pay a dividend in the first quarter of 2009. Dividends received from the FHLB totaled over $500,000 in 2008, and a reduction in or complete suspension of these dividends could have a material impact on the income of the Company.

Credit card fees include credit card interchange fees and credit card annual fees as primary components. Credit card fees fell by $193,000, or 28%, in 2008 relative to 2007 because of the sale of the portfolio in June 2007. Despite the sale of all credit card balances, we still receive a portion of the interchange and interest from credit cards issued in our name, and credit card fees totaled $494,000 in 2008. Credit card fees were $281,000 lower in 2007 than in 2006, a drop of 29% again due to the sale of the credit card portfolio in mid-2007. These fees were only 3% of total non-interest income in 2008, down from 5% in 2007 and 9% 2006.

Check card fees represent interchange fees from electronic funds transactions (EFT), which increased by $301,000, or 24%, in 2008. The increase is primarily from fees earned on incremental cards issued during 2008 in association with new retail deposit accounts, but also includes the impact of higher interchange rates due to new EFT contracts starting in late 2007. The increase in check card fees was $334,000 in 2007, due to increased usage and an increase in the number of cards outstanding. Check card fees have been increasing as a percentage of total non-interest revenue, and the increasing popularity of POS transactions leads us to believe that this access channel will continue to grow in importance. The number of active Sierra Check Cards now in use by retail account holders is approximately 32,000, up from 26,000 at the end of 2007.

BOLI income declined by $826,000, or 67%, in 2008 relative to 2007, but shows an increase of $460,000, or 59%, for 2007 in comparison to 2006. The primary reason for the large swings is the change in income from a relatively small investment in “separate account” BOLI; income from our “general account” BOLI has remained fairly consistent. At December 31, 2008 the Company had $26.8 million invested in single-premium general account BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition, as of the same date the Company had $1.6 million invested in separate account BOLI, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. BOLI income for 2008 declined due to losses on separate account BOLI of approximately $965,000, although the losses were partially offset by a $350,000 non-recurring gain realized on the exchange of certain separate-account BOLI policies. In 2007, the Company recognized $243,000 in gains on separate account BOLI rather than losses, so the total decline in income attributable to separate account BOLI for 2008 versus 2007 is $858,000. As noted, with the exception of the non-recurring gain, these fluctuations are related to participant losses on deferred compensation balances in 2008 and participant gains in 2007, which also caused a drop in comparative expense accruals for employee benefits and directors costs for 2008. Much of the increase in BOLI income for 2007 is from income earned on an additional $6 million investment in general account BOLI made in December 2006, but separate account BOLI income was also $145,000 higher.

Income from loan sales was only $9,000 in 2008, relative to $1.6 million in 2007 and $79,000 in 2006. Loan sale income in 2007 is almost entirely attributable to the sale of our credit card portfolio, as previously discussed. The Company directly originates a limited number of residential mortgage loans (primarily those associated with our all-in-one “construction through permanent financing” product), but we have been holding most of those in our loan portfolio rather than selling them. Our affiliation with PHH Mortgage could generate an increasing amount of loan sale income in the future, although no assurance can be provided in that regard.

The $58,000 income from the sale of investment securities in 2008 represents gains on called securities. There were only negligible gains from the sale of investment securities in 2007 and 2006. Losses on our tax credit investments are netted out of non-interest revenue and are shown as a separate line item in the table above because of their relative size. The losses represent our limited partnership allocation of net losses generated by the operations of low-income housing tax credit funds, and are an expected component of tax credit fund investments that is factored into our initial assessment of projected returns. The losses, which reduce the balance of tax credit fund investments shown in other assets, increased by $257,000 in 2008 relative to 2007, and by $45,000 in 2007 relative to 2006 due in part to losses on recently developed properties in existing partnerships and additional investments in newly formed tax credit funds.

The “Other” category in non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was $23,000, or 5%, lower in 2008 than in 2007, because of a $170,000 decline in ICA income that was partially offset by the previously-noted non-recurring gain on the sale of real property and some other small gains. The decline was $138,000, or 23%, for 2007 relative to 2006, because of the non-recurring items in 2006 discussed above, both of which are included in this category.

We turn now to a discussion of operating expense, which declined by $122,000, or less than 1%, in 2008 relative to 2007, but increased by $2.1 million, or 6%, in 2007 as compared to 2006. The differences were affected by the following significant non-recurring items, which net out to additional expense of $337,000 in 2008, $509,000 in 2007, and $358,000 in 2006: OREO write-downs totaling $463,000 in 2008; a legal settlement and non-recurring operations-related loss totaling $191,000 in 2008; an insurance recovery in the amount of $54,000 in 2008, for a $118,000 check fraud loss on a single customer account expensed in 2007; expenses totaling $83,000 associated with the initiation of our new mortgage program in 2008; expense reductions totaling $346,000 in the form of incentive payments/expense reimbursements from certain vendors in 2008, in conjunction with our debit card and EFT processing conversions in November 2007; a consulting fee of $247,000 in 2007, also related to our EFT processing conversion; a $249,000 de-conversion fee in 2007 related to the sale of our credit card portfolio; property tax refunds totaling close to $100,000 received in 2007, pursuant to tax reassessments of the branches we own; and a $358,000 termination fee related to the conversion of our online banking platform in 2006. Total operating expense fell to 3.08% of average interest-earning assets in 2008, from 3.30% of in 2007 and 3.32% in 2006.

The largest component of operating expense, salaries and employee benefits, was the area that experienced the greatest change in 2008, falling by $1.2 million, or 7%, relative to 2007. The decline was due in large part to year-end 2008 reversals of $1.6 million in accrued bonuses and other expenses accrued for discretionary benefits, which were adjusted subsequent to our determination that the Company would fall short of profit targets. Another factor contributing to the drop in salaries and benefits in 2008 is participant losses on employee deferred compensation plans, which are reflected in employee benefits. Those losses added up to $530,000 in 2008 relative to gains of $209,000 in 2007, thus the total decline attributable to deferred compensation expense is $739,000. As noted above, this is also related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. These reductions in salaries and benefits more than offset normal annual salary increases, staff additions for new offices, and staffing enhancements to help manage problem assets. Salaries and benefits experienced year-over-year growth of $1.1 million in 2007. Total employee benefits were up only negligibly in 2007, because normal annual increases were nearly offset by a $129,000 reduction in workers compensation insurance premiums and a $128,000 decline in salary continuation plan accruals. Salaries, however, increased by over 8% in 2007 due to in large part to regular annual salary increases and staffing costs for a new branch. The increase in salaries in 2007 also includes a $241,000 reduction in salaries attributable to successful loan originations, which are deferred from current expense and amortized as an adjustment to loan yields pursuant to FAS 91. FAS 91 deferrals increased in the latter part of 2007 because of a revision in our estimate of the personnel costs involved in each successfully-originated loan, but that increase was not enough to offset the drop resulting from lower loan origination activity throughout the year. Salaries deferred pursuant to FAS 91 totaled $3.4 million in 2008 and 2007, and $3.7 million in 2006. Salaries and employee benefits were 46% of total operating expense in 2008, compared to 50% in 2007 and 2006. The number of full-time equivalent employees was 388 at the end of 2008, 371 at the end of 2007, and 361 at the end of 2006.

Total rent and occupancy costs, including furniture and equipment expenses, increased by only $32,000, or less than 1%, in 2008 in comparison to 2007, and actually declined by $30,000 in 2007 compared to 2006. We experienced typical inflationary increases in rent and other occupancy costs in 2008 and 2007, along with costs associated with two new branches opened in 2008 and one new branch in 2007. However, these increases were offset by lower furniture and equipment depreciation, which was down by $282,000 in 2008 and by $406,000 in 2007 because some equipment and large fixtures became fully depreciated. Expenses in 2007 also include the impact of the non-recurring property tax refunds mentioned above. Rent and occupancy costs were 18% of total operating expense in 2008 and 2007, down from 19% in 2006.

Advertising and marketing costs increased by $567,000, or 33%, in 2008 relative to 2007, and by $700,000, or 68%, in 2007 relative to 2006, primarily because of direct mail and gift costs associated with our high-performance checking initiative targeting consumer deposits implemented at the beginning of 2007, and a similar high-performance checking initiative that was instituted for business accounts at the end of 2007. The increase for 2008 also includes $95,000 in costs associated with proxy solicitations mailed to shareholders, and marketing expenses associated with our new branch openings, online banking, remote deposit capture, and PHH mortgage.

Data processing costs were up by $164,000, or 14%, in 2008 in comparison to 2007, but declined by $280,000, or 20%, in 2007 relative to 2006. The increase in 2008 is due in large part to a $100,000 increase in internet banking costs, but software maintenance fees also experienced a substantial jump up. The drop in 2007 occurred mainly because 2006 expenses include the non-recurring $358,000 early termination fee incurred in connection with our internet banking platform conversion.

Deposit services costs fell by $335,000, or 16%, in 2008, since the aforementioned non-recurring expense reductions of $346,000 related to our EFT processing and debit card conversions are reflected in this category. The check fraud loss totaling $118,000 in 2007, and the associated $54,000 insurance recovery in 2008, had the net impact of enhancing the favorable variance in deposit services costs in 2008 by $172,000, but that was offset by increases in remote deposit capture costs and other miscellaneous expenses. Deposit costs were $283,000 higher in 2007 than in 2006, an increase of 16% resulting in part from the aforementioned check fraud loss.

Loan services costs, including credit card expenses, costs associated with repossessed assets, and other loan processing costs, increased by $436,000, or 53%, in 2008 relative to 2007. The increase includes $463,000 in OREO write-downs and $83,000 in expenses associated with the launch of PHH mortgage, as noted above in the discussion of non-recurring items. In addition, loan services experienced increases of $106,000 in OREO operating expenses, $181,000 in appraisal and inspection costs, and $139,000 in demand and foreclosure costs. However, due to the sale of the credit card portfolio, there was a drop of $596,000 in credit card costs, inclusive of the impact of the one-time $249,000 credit card de-conversion fee in 2007. In contrast to the increase in 2008, loan services costs declined by $261,000, or 24%, in 2007. Part of this was a reduction in credit card expenses, which fell by $102,000 even though 2007 expenses include the de-conversion fee. Lower loan origination activity for the relative periods also contributed to lower loan services costs in 2007.

The “other operating costs” category, including telecommunications expense, postage, and other miscellaneous costs, totaled $2.5 million in 2008, $2.7 million in 2007, and $2.3 million in 2006. Telecommunications expense increased by $53,000, or 6%, in 2008, and by $90,000, or 11%, in 2007 due to costs associated with new branches and enhanced circuit redundancy. Postage expense declined by $90,000, or 16%, in 2008, but increased in 2007 relative to 2006 due to extra mailings in 2007 associated with compliance disclosures and our debit and credit card conversions. We recently added the ability to produce electronic statements, and hope to achieve additional reductions in postage by encouraging customers to migrate to electronic delivery, although no guaranty can be provided in that regard. Other miscellaneous operating expenses also experienced a slight decline in 2008, falling by $83,000, or 7%, because of a drop in training-related costs, and the increase in 2007 relative to 2006 was also driven by higher costs in 2007 related to education and training.

Legal and accounting costs increased by $381,000, or 38%, in 2008, following on the heels of a decline of $112,000, or 10%, in 2007. The increase in 2008 is the result of a $325,000 increase in lending-related legal costs, primarily associated with collections, and an increase of $108,000 in other legal costs due to our proxy contest in 2008, partially offset by a drop of $53,000 in accounting and review costs. The reduction in 2007 stems mainly from fewer audit hours spent reviewing and testing SOX 404 internal controls. In contrast to legal and accounting costs, the cost of other professional services fell by $463,000, or 33%, in 2008, but increased by $301,000, or 28%, in 2007. The reduction in professional services costs in 2008 resulted from a $720,000 drop in directors’ deferred compensation expense accruals, stemming from participant losses in 2008 on balances associated with deferred directors’ fees relative to gains in 2007, which was offset in part by an increase of $220,000 in FDIC assessments and miscellaneous increases related to our proxy contest. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. The increase in professional services costs in 2007 is mainly the result of $249,000 in consulting costs related to our debit card and EFT processing conversion, but also includes an increase in accruals for directors’ retirement plans and for earnings on directors’ deferred fee plans.

Stationery and supply costs increased by $225,000, or 43%, in 2008 after a decline of $70,000, or 12%, in 2007, due in large part to adjustments in 2007 to more accurately account for prepaid brochures, office forms, and other supplies. Sundry and teller costs were up by $186,000, or 67%, for 2008, due to the non-recurring legal settlement and operations-related loss noted above.

Income Taxes

The Company’s provision for federal and state income taxes was $3.9 million in 2008, $10.8 million in 2007, and $10.0 million in 2006. This represents 22% of income before taxes in 2008, and 34% in 2007 and 2006. The accrual rate was significantly lower in 2008 due in part to the reversal of a $230,000 reserve held against our deferred tax asset. The reserve was established in 2007 due to the tentative nature of tax benefits resulting from long-term capital losses on our investment in a title insurance holding company, but we were able to realize those tax benefits upon finalizing 2007 tax returns and thus released the reserve. The tax accrual rate in 2008 was also favorably affected by the relatively larger impact of tax credits and other tax preference items on a lower level of pre-tax income.

The Company sets aside its provision for income taxes on a monthly basis. As indicated in Note 9 in the Notes to the Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $2.4 million in federal tax-exempt income in 2008, $2.2 million 2007, and $2.0 million in 2006. Although not reflected in the investment portfolio, the company also had total investments of $12.6 million in low-income housing tax credit funds as of December 31, 2008. These investments have generated substantial tax credits for the past few years, with about $1.7 million in credits available for the 2008 tax year and $1.5 million in tax credits realized in 2007. The investments are expected to generate an additional $10.6 million in aggregate tax credits from 2009 through 2018; however, the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2008, the Company had a net deferred tax asset of $1.8 million.

Financial Condition

Total assets stood at $1.3 billion at the end of 2008, an increase of $93 million, or 8%, for the year. Notable balance sheet changes during 2008 include the following: Total deposits increased $211 million, or 25%, with most of the increase coming in large time deposits; other borrowings were reduced by $123 million, or 52%; investment portfolio balances were up by $58 million, or 32%; and non-performing assets increased $27 million, or 285%. During 2007, total assets grew by only $19 million, or 2%, with loan growth of 4%. Loan growth has been relatively weak in the past two years due to prepayments, declining loan origination activity, and the sale of $11 million in credit card balances in 2007. We have also seen marked deterioration in asset quality in the last two years, coincidental to the decline in the economy. Core deposit growth was also relatively slow in 2008 and 2007, due to a competitive market for deposits and because of the impact of the current economic malaise on savings rates. Despite this slowdown in growth, our capital position remains strong and we have access to liquidity resources in amounts that should be sufficient for reasonably foreseeable needs. Our focus in 2009 is likely to be on credit issues and core deposit generation, rather than on asset growth.

Significant changes in the relative size of balance sheet components in 2008 include net loans and leases, which fell to 70% of total assets at the end of 2008 from 74% at the end of 2007, and investment securities, which increased to 18% of total assets at the end of 2008 from 15% at the end of 2007. On the liability side, deposits increased to 87% of total liabilities at December 31, 2008 from 75% at December 31, 2007, with an offsetting decline in other borrowed money, which fell to 12% of total liabilities at the end of 2008 from 24% at the end of 2007. Within deposits, non-interest bearing deposits dropped to 22% of total deposits at the end of 2008 from 29% at the end of 2007. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

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

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2004 through 2008, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth the Company’s gross loans and leases outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs, nor is the allowance deducted.

Loan and Lease Distribution

	As of December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Agricultural	$13,542	$13,103	$13,193	$9,898	$13,146
Commercial and Industrial	$122,856	$117,183	$113,644	$100,545	$100,042
Real Estate:
Secured by Commercial/Professional Office Properties including Const. and Development	$456,932	$457,236	$420,973	$363,094	$336,065
Secured by Residential Properties	$189,849	$187,267	$177,448	$128,735	$126,241
Secured by Farmland	$57,808	$51,607	$53,668	$45,353	$37,648
Held for Sale	$552	$—	$—	$—	$440

Total Real Estate	$705,141	$696,110	$652,089	$537,182	$500,394
Small Business Administration Loans	$19,463	$20,366	$25,946	$24,190	$21,547
Consumer Loans	$65,755	$54,731	$54,568	$51,006	$48,992
Direct Financing Leases	$19,883	$23,140	$20,150	$10,138	$3,490
Consumer Credit Cards	$—	$—	$8,418	$8,401	$8,665

Total Loans and Leases	$946,640	$924,633	$888,008	$741,360	$696,276

Percentage of Total Loans and Leases
Agricultural	1.42%	1.42%	1.49%	1.34%	1.89%
Commercial and Industrial	12.97%	12.67%	12.80%	13.56%	14.37%
Real Estate:
Secured by Commercial/Professional Office Properties including Const. and Development	48.27%	49.45%	47.41%	48.98%	48.27%
Secured by Residential Properties	20.06%	20.26%	19.98%	17.36%	18.13%
Secured by Farmland	6.11%	5.58%	6.04%	6.12%	5.41%
Held for Sale	0.06%	0.00%	0.00%	0.00%	0.06%

Total Real Estate	74.49%	75.29%	73.43%	72.46%	71.87%
Small Business Administration Loans	2.06%	2.20%	2.92%	3.26%	3.09%
Consumer Loans	6.95%	5.92%	6.14%	6.88%	7.04%
Direct Financing Leases	2.10%	2.50%	2.27%	1.37%	0.50%
Consumer Credit Cards	0.00%	0.00%	0.95%	1.13%	1.24%

	100.00%	100.00%	100.00%	100.00%	100.00%

As displayed in the table, aggregate loan and lease balances increased by $250 million, or 36%, in the four-year span from the end of 2004 to the end of 2008, with the Company’s branches and other business units responsible for the bulk of that growth. Despite the strong increases in earlier years, total loans and leases increased by only $22 million, or 2%, during 2008, due to a relatively high level of prepayments and charge-offs. While not impacting overall growth, an internal reclassification of $14 million in mobile home loans from Real Estate Secured by Residential Properties to Consumer Loans had a significant impact on changes in those categories in 2008.

Loan demand in the Company’s immediate market has generally been weighted toward loans secured by real estate, as witnessed by the increase in real estate loans to 74.49% of total loans at the end of 2008 from 71.87% at the end of 2004. However, we saw a slight shift in 2008 toward commercial and consumer loans due to the $14 million mobile home loan reclassification, in addition to large payoffs and write-downs in our real estate loan portfolio. Real estate loans secured by commercial and professional buildings ended 2008 with a balance very close to when the year started, and thus declined slightly as a percentage of total loans and leases, falling to 48.27% at the end of 2008 from 49.45% at the end of 2007. Loans secured by residential properties increased by $3 million, or 1%, in 2008, despite the aforementioned reclassification, while loans secured by farmland experienced the largest change for any real estate loan category, increasing by $6 million, or 12%, since prices for agricultural land have held up better than other real estate segments. Loans secured by farmland was the only category within real estate loans to increase as a percentage of total loans by any meaningful degree, growing to 6.11% of total loans at the end of 2008 from 5.58% at the end of 2007.

Agricultural production loan balances fluctuated during the year due to varying seasonal needs, and ended 2008 with a very small increase compared to the end of 2007. The Company also originates and sells agricultural mortgage loans to certain investors, and the volume of agricultural mortgage loans serviced totaled $5 million as of December 31, 2008. In addition to ag mortgage loans the Company services a small number of SBA loans and commercial real estate loans for other institutions, and total loans serviced for others numbered 24 with an aggregate balance of $10 million as of the end of 2008, as compared to 31 loans with an aggregate balance of $12 million at the end of 2007.

Commercial and industrial loans increased by $6 million, or 5%, in 2008, but SBA loan balances dropped by about $1 million, or 4%. The decline in SBA loans in 2008 was the result of lower SBA loan origination activity caused by the challenging economic environment, and an increase in balances charged off. While increasing slightly as a percentage of total loans in 2008 due to the lack of growth in real estate loans, the combined growth rate for commercial and industrial loans and SBA loans has generally lagged growth in the aggregate loan portfolio, as evidenced by their decline to 15.02% of total loans at the end of 2008 from 17.46% at the end of 2004. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and this segment of the portfolio has struggled for growth as the local market has become increasingly competitive. Potential business has been passed over due to irrational competition in some instances, and in other cases the Company has taken real estate collateral as an abundance of caution, which causes the loans to be classified as commercial real estate. Direct finance leases are also a form of secured commercial credit, and have been an increasingly popular option for our business customers. Part of the reason for relatively slow growth in commercial loans over the past few years is because of growth in direct finance leases. Despite a drop of $3 million, or 14%, in 2008, direct finance leases have increased to 2.10% of total loans and leases at the end of 2008 from 0.50% at the end of 2004. We have placed a renewed emphasis on relationship lending and anticipate that commercial loans could increase as a percentage of total loans in 2009, but no assurance can be provided in that regard.

The consumer loans category represented 6.95% of total loans and leases outstanding at the end of 2008, up from 5.92% at the end of 2007. Consumer loans, which consist primarily of vehicle loans and unsecured lines of credit, grew by $11 million, or 20%, in 2008, but if not for the reclassification of $14 million in mobile home loans from real estate loans to consumer loans, consumer loan balances would have actually declined in 2008 due to $3 million in consumer loan charge-offs. As discussed earlier, credit card loans were sold during 2007, with consumer credit card balances dropping to zero at the end of 2007 from over $8 million at the end of 2006.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2008, including non-accruing loans. The maturity distribution is grouped by remaining scheduled principal payments that are due within three months, after three months but less than one year, after one but within five years, or after five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories.

Loan and Lease Maturity Distribution

	As of December 31, 2008
(dollars in thousands)	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$2,145	$11,029	$368	$—	$13,542	$34	$334
Comm’l and Industrial (1)	$12,420	$42,359	$66,547	$20,993	$142,319	$38,917	$83,300
Real Estate	$53,322	$53,141	$140,394	$458,284	$705,141	$386,265	$173,781
Consumer Loans	$3,745	$4,968	$21,030	$36,012	$65,755	$37,634	$19,420
Direct Financing Leases	$5	$4,461	$13,241	$2,176	$19,883	$—	$19,360

TOTAL	$71,637	$115,958	$241,580	$517,465	$946,640	$462,850	$296,195

(1)	Includes Small Business Administration Loans

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, and a $160,000 reserve for unfunded commitments is reflected as a liability in the Company’s consolidated balance sheet at December 31, 2008. Total unused commitments to extend credit were $177 million at December 31, 2008, as compared to $208 million at December 31, 2007. These numbers include $40 million in home equity lines of credit at December 31, 2008, and $43 million at December 31, 2007. Unused commitments represented 19% and 23% of outstanding gross loans and leases at December 31, 2008 and 2007, respectively. The Company’s stand-by letters of credit totaled $21 million at December 31, 2008 and $22 million at December 31, 2007.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements in Item 8 herein.

Contractual Obligations

At the end of 2008, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$30,928,000	$—	$—	$—	$30,928,000
Operating lease obligations	$8,247,574	$—	$3,200,593	$1,384,087	$3,662,894
Other long-term obligations	$1,515,683	$546,548	$206,376	$—	$762,759

Total	$40,691,257	$546,548	$3,406,969	$1,384,087	$35,353,653

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

To help mitigate credit quality concerns, we have established a sound approach to credit that includes well-defined goals and objectives and well-documented credit policies and procedures. The policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality. The Company’s internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan and lease customers as well as the relative diversity and geographic concentration of our loan and lease portfolio.

As a multi-community independent bank serving a specific geographic area, the Company must contend with unpredictable changes in the California and San Joaquin Valley markets, including the current recession and the associated deflation in asset prices. Our credit risk is affected by a variety of external factors such as the level of interest rates, unemployment, economic conditions, real estate values, and trends in particular industries or geographic markets, and in times past we have been affected by national and regional economic recessions, consumer bankruptcies, weather-related agricultural losses, and depressed prices for agricultural goods. Nevertheless, the San Joaquin Valley remains an ideal central location for distribution facilities serving most of California, and we have comparatively low-cost housing. These favorable factors have the potential to stimulate growth and mitigate some of the effects of the current slowdown, although our market areas are still being negatively impacted and our asset quality has suffered.

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and foreclosed assets, including other real estate owned (“OREO”). Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan or lease. At that point, the Company stops accruing interest income, reverses previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans, and begins recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Other real estate owned, or OREO, consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Non-performing Assets

	As of December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual Loans and Leases: (1)
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	$771	$75	$370	$—	$393
Real Estate	$—
Secured by Commercial/Professional Office	$533
Properties including Construction and Development	$23,899	$6,976	$—	$—	$—
Secured by Residential Properties	$2,918	$666	$—	$—	$—
Secured by Farmland	$42	$—	$—	$—	$1,313

TOTAL REAL ESTATE	$27,392	$7,642	$—	$—	$1,313
Small Business Administration Loans	$862	$1,174	$262	$288	$255
Consumer Loans	$392	$161	$57	$21	$168
Credit Cards	$—	$—	$—	$—	$19
Direct Financing Leases	$369	$—	$—	$—	$—

SUBTOTAL	$29,786	$9,052	$689	$309	$2,148

Loans and leases 90 days or more past due & still accruing: (as to principal or interest)
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	$—	$—	$—	$—	$—
Real Estate
Secured by Commercial/Professional Office Properties including Construction and Development	$—	$—	$—	$—	$—
Secured by Residential Properties	$—	$—	$—	$—	$—
Secured by Farmland	$—	$—	$—	$—	$—

TOTAL REAL ESTATE	$—	$—	$—	$—	$—
Small Business Administration Loans	$—	$—	$—	$—	$280
Consumer Loans	$—	$—	$—	$—	$20
Credit Cards	$—	$—	$—	$—	$—
Direct Financing Leases	$71	$—	$—	$—	$—

SUBTOTAL	$71	$—	$—	$—	$300

TOTAL NON-PERFORMING LOANS AND LEASES	$29,857	$9,052	$689	$309	$2,448

Other Real Estate Owned	$7,127	$556	$—	$533	$2,524

Total Non-performing Assets	$36,984	$9,608	$689	$842	$4,972

Restructured Loans and Leases (2)	N/A	N/A	N/A	N/A	N/A
Non-performing Loans and Leases as % of Total Gross Loans and Leases	3.15%	0.98%	0.08%	0.04%	0.35%
Non-performing Assets as a % of Total Gross Loans and Leases and Other Real Estate Owned	3.88%	1.04%	0.08%	0.11%	0.71%

(1)	Additional interest income of approximately $1,568,000 would have been recorded for the year ended December 31, 2008 if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.
(2)	A “restructured loan or lease” is one where the terms were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

Total nonperforming assets were $37 million at December 31, 2008 relative to $9.6 million at December 31, 2007, an increase of $27 million, or 285%. The non-accruing loan balance of $30 million at December 31, 2008 includes seven large acquisition, development and land loans with a combined fair value of $22 million. There was also a material increase in non-performing residential construction loans during 2008. Foreclosed assets represent $7 million of the non-performing asset balance at the end of 2008, up from $556,000 at the end of 2007, with about $4 million of the 2008 balance comprised of three relationships, each of which includes an acquisition and development component. During 2007, total non-performing assets increased by $8.9 million, while the aggregate balance of non-performing assets at the end of 2006 represents a drop of $153,000, or 18%, from year-end 2005 levels. As might be expected by the large increases in non-performing balances in 2008 and 2007, the ratio of non-performing assets to total gross loans plus OREO also rose, reaching 3.88% at the end of 2008 relative to 1.04% at the end of 2007 and 0.08% at the end of 2006.

An action plan is in place for each of our non-performing and foreclosed assets and they are all being actively managed, although we cannot provide assurance that all will be resolved in a timely manner or that non-performing balances will not increase further. We recognize that an increase in the dollar amount of non-accrual loans and leases is possible given the current credit climate. We also expect additional foreclosures as a last resort in the resolution of some problem credits.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At December 31, 2008, the allowance for loan and lease losses was $15.1 million, or 1.59% of gross loans, as compared to the $12.3 million allowance at December 31, 2007 which was 1.33% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at December 31, 2008.

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

Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans.

Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance For Loan Losses and Leases

	As of and for the years ended December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Balances:
Average gross loans and leases outstanding during period	$931,382	$903,046	$824,041	$708,002	$636,598

Gross loans and leases outstanding at end of period	$946,640	$924,633	$888,008	$741,360	$696,276

Allowance for Loan and Lease Losses:
Balance at Beginning of Period	$12,276	$11,579	$9,330	$8,842	$6,701

Provision Charged to Expense	$19,456	$3,252	$3,851	$3,150	$3,473

Charge-offs
Agricultural	$—	$15	$—	$—	$60
Commercial & Industrial Loans (1)	$3,066	$666	$1,301	$2,864	$459
Real Estate Loans	$9,741	$724	$—	$—	$—
Consumer Loans	$3,364	$1,636	$571	$494	$596
Direct Financing Leases	$255	$—	$4	$—	$—
Credit Card Loans	$17	$139	$344	$400	$402
Overdrafts	$782	$498	$213	$216	$254

Total	$17,225	$3,678	$2,433	$3,974	$1,771

Recoveries
Agricultural	$—	$—	$5	$747	$143
Commercial & Industrial Loans (1)	$236	$862	$439	$325	$95
Real Estate Loans	$35	$77	$—	$2	$—
Consumer Loans	$142	$77	$253	$95	$120
Direct Financing Leases	$38	$—	$—	$—	$—
Credit Card Loans	$23	$50	$86	$88	$71
Overdrafts	$113	$57	$48	$55	$10

Total	$587	$1,123	$831	$1,312	$439

Net Loan and Lease Charge-offs	$16,638	$2,555	$1,602	$2,662	$1,332

Balance at End of Period	$15,094	$12,276	$11,579	$9,330	$8,842

Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	1.79%	0.28%	0.19%	0.38%	0.21%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.59%	1.33%	1.30%	1.26%	1.27%
Allowance for Loan and Lease Losses to Non-Performing Loans and Leases	50.55%	135.62%	1680.55%	3019.42%	361.19%
Net Loan and Lease Charge-offs to Allowance for Loan and Lease Losses at End of Period	110.23%	20.81%	13.84%	28.53%	15.06%
Net Loan and Lease Charge-offs to Provision for Loan and Lease Losses	85.52%	78.57%	41.60%	84.51%	38.35%

(1)	Includes Small Business Administration Loans.

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan charge-offs and write-downs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance, including the difference between book value and appraised value (less the costs of disposition) for non-performing real estate loans. Recoveries are generally recorded only when cash payments are received subsequent to the charge off.

The Company’s provision for loan and lease losses exceeded $19 million in 2008, due to a high level of net charge-offs and increased general reserves for higher-risk loan categories. In 2007, despite increased specific reserves for non-performing loans and increased general reserves for equity lines and unsecured credit lines, the Company’s provision for loan and lease losses was reduced by $599,000 relative to 2006 because of the sale of the credit card portfolio, a higher level of recoveries and slower loan growth.

Net loans charged off totaled $17 million in 2008 relative to $3 million in 2007, an increase of $14 million, or 551%. Of the $14 million increase, $9 million was in real estate loans, with $7 million of that number resulting from write-downs on just six non-accruing acquisition & development and land loans due to steep declines in fair values. Net charge-offs for commercial and consumer balances increased by $5 million in 2008, primarily representing higher losses on unsecured loans and lines of credit. The level of net charge-offs to average loans and leases increased to 1.79% for 2008, in comparison to 0.28% for 2007 and 0.19% in 2006. The increase in charge-offs for 2007 relative to 2006 was mainly because of a $1.1 million increase in unsecured consumer loans charged off, a number that has escalated as economic growth has decelerated. Most of the increase in loan recoveries in 2007 is due to the recoupment of previously charged-off principal on a single commercial loan.

While evolving to incorporate a greater level of detail and sophistication in the past few years, our methodology for determining the adequacy of the Company’s allowance for loan and lease losses has, for the most part, been consistently followed. As we add new products and expand our geographic coverage and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and to respond to pressures created by external forces. We engage outside firms on a regular basis to independently assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California Department of Financial Institutions review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. Further, management believes that the allowance for loan and lease losses at December 31, 2008 was adequate to cover known and inherent risks in the portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that such factors will not result in increased losses in the loan and lease portfolio in the future.

The following table is a summary of the allocation of the allowance for loan and lease losses for specific categories at the dates indicated. The allocation presented should not be viewed as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amounts available for charge-offs that may occur within these categories.

Allocation of Loan and Lease Loss Allowance

	As of December 31,
	2008		2007		2006		2005		2004
(dollars in thousands)	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$17	1.42%	$911	1.42%	$1,496	1.49%	$64	1.34%	$442	1.89%
Comm’l and Industrial (2)	$4,922	15.03%	$1,808	14.87%	$1,470	15.72%	$2,295	16.82%	$4,421	17.46%
Real Estate	$6,839	74.49%	$8,294	75.29%	$6,866	73.43%	$5,918	72.46%	$2,211	71.87%
Consumer Loans	$3,129	6.95%	$1,018	5.92%	$1,077	6.14%	$467	6.88%	$884	7.04%
Direct Financing Leases	$187	2.10%	$245	2.50%	$212	2.27%	$71	1.37%	$177	0.50%
Consumer Credit Cards	$—	0.00%	$—	0.00%	$458	0.95%	$515	1.13%	$707	1.24%

TOTAL	$15,094	100.00%	$12,276	100.00%	$11,579	100.00%	$9,330	100.00%	$8,842	100.00%

(1)	Represents percentage of loans in category to total loans.
(2)	Includes Small Business Administration loans.

Investments

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, and overnight fed funds sold. Fed funds sold represent the investment of temporary excess liquidity with one or more correspondent banks. The Company had $5.5 million in fed funds sold at December 31, 2008 and none as of December 31, 2007, and our interest-bearing deposits in other banks also increased to $5.1 million at the end of 2008 from $50,000 at the end of 2007.

With a book value of $243 million at December 31, 2008, the investment portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes: 1) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; 2) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; 3) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; 4) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and 5) it can enhance the Company’s tax position by providing partially tax exempt income.

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

The Company’s investment portfolio is currently composed of: (1) U.S. Treasury and Agency securities for liquidity and pledging; (2) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (3) state, county and municipal obligations, which provide limited tax free income and pledging potential; and (4) other equity investments. The fourth category includes a small equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency, and, as noted above, an investment in the equity securities of other community banks. Securities pledged as collateral for repurchase agreements, public deposits and other purposes as required or permitted by law increased to $212 million at December 31, 2008 from $162 million at December 31, 2007, since much of the increase in our investment portfolio was pledged to the FHLB for longer-term borrowings. Of those amounts, securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $27 million at December 31, 2008 and December 31, 2007.

The fair market value of the investment portfolio (which, for the Company, is the carrying value) increased by $58 million, or 32%, during 2008. Mortgage-backed securities increased by $66 million, as the company utilized liquidity freed up by the deposit influx to take advantage of a relatively favorable investment environment. U.S. Government agency bonds fell by $9 million, due to maturing balances that were not replaced as they were no longer needed for pledging purposes. Equity securities increased by close to $2 million during 2008 as the Company purchased equity positions in a few other community banks, although this is not expected to become a material component of the Company’s business in the near future. In 2007, total investment portfolio balances declined $5 million, with a $10 million drop in mortgage-backed securities partially offset by a $4 million increase in municipal securities and a $1 million increase in Agency securities. At December 31, 2008 the investment portfolio was 18% of total assets, as compared to 15% at the end of 2007 and 16% at the end of 2006.

As can be seen on the Distribution, Rate & Yield table presented in a previous section, the average tax-equivalent yield earned on total investments was 5.02% in 2008, compared to 5.08% in 2007 and 4.89% in 2006. The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio - Available For Sale

	As of December 31,
	2008		2007		2006
(dollars in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Treasury Securities	$500	$503	$698	$706	$501	$496
US Government Agencies	9,565	9,891	18,613	18,831	18,035	17,879
Mortgage-backed securities	170,604	173,820	108,729	107,684	121,204	118,175
State & political subdivisions	58,346	57,427	57,242	57,688	53,387	53,713
Equity securities	2,705	1,772	6	8	6	9

Total Investment Securities	$241,720	$243,413	$185,288	$184,917	$193,133	$190,272

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2008. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

Investment Maturities - Available For Sale

	As of December 31, 2008
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Treasury securities	$503	4.70%	$—	—	$—	—	$—	—	$503	4.70%
US Government agencies	2,795	4.70%	7,096	4.61%	—	—	—	—	9,891	4.63%
Mortgage-backed securities	1,372	4.13%	144,474	4.75%	21,754	5.27%	6,220	0	173,820	4.78%
State & political subdivisions (1)	2,753	5.74%	10,233	6.24%	23,218	5.97%	21,223	5.93%	57,427	5.94%
Equity securities (2)	—	—	—	—	—	—	1,772	—	1,772	0.00%

Total investment securities	$7,423		$161,803		$44,972		$29,215		$243,413

(1)	Yields are not adjusted for the tax benefits of non taxable income
(2)	Equity securities have no stated maturity but have been added to the after ten years, for ease of review.

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $41 million at the end of 2008 and $44 million at the end of 2007. Cash and due from banks comprised 3% of total assets at December 31, 2008 and 4% at December 31, 2007. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the FHLB. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature. Since cash balances fluctuate frequently and often by large amounts, period-end balances are not ideal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge. The average balance for 2008 was $34 million, down from $38 million in 2007 due to close monitoring and effective management of branch cash levels, and increasing efficiencies resulting from electronic image presentment for checks sent for collection. Despite the drop in 2008, our average cash balance is expected to increase as we add more branches in the future.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the term of the related lease or the estimated useful life of the improvements, whichever is shorter. Depreciation and amortization included in occupancy and equipment expense was $2.6 million for the year ended December 31, 2008 as compared to $2.8 million during 2007. Depreciation on equipment leased to others is reflected in other operating costs. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises & Equipment

	As of December 31,
	2008			2007			2006
(dollars in thousands)	Cost	Accumulated Depr. and Amortization	Net Book Value	Cost	Accumulated Depr. and Amortization	Net Book Value	Cost	Accumulated Depr. and Amortization	Net Book Value
Land	$2,289	$—	$2,289	$2,329	$—	$2,329	$2,054	$—	$2,054
Buildings	$11,358	$4,717	$6,641	$11,358	$4,311	$7,047	$11,189	$3,929	$7,260
Leasehold Improvements	$8,414	$2,338	$6,076	$6,564	$1,935	$4,629	$5,336	$1,591	$3,745
Construction in progress	$120	$—	$120	$72	$—	$72	$443	$—	$443
Furniture and Equipment	$21,786	$17,632	$4,154	$20,075	$15,897	$4,178	$19,312	$14,836	$4,476

Total	$43,967	$24,687	$19,280	$40,398	$22,143	$18,255	$38,334	$20,356	$17,978

The net book value of the Company’s premises and equipment increased by $1.0 million in 2008 and by $277,000 in 2007, due mainly to an increase in leasehold improvements associated with new branches. The net book value of the Company’s aggregate premises and equipment was a consistent 1.5% of total assets at December 31, 2008, December 31, 2007, and December 31, 2006.

Other Assets

Intangible assets, shown as a separate line item on the balance sheet, totaled $5.5 million at December 31, 2008 and 2007. This item consists primarily of goodwill that was generated in connection with our acquisition of Sierra National Bank in 2000. The Company’s goodwill is evaluated annually, and because the market value of the Company exceeded its book value as of the measurement date, no further testing was deemed necessary and management determined that no impairment exists.

Shown immediately below goodwill is a line for “other assets,” the largest components of which are $9.4 million in restricted stock, $6.7 million in accrued interest receivable, $1.8 million in deferred taxes, $3.3 million in prepaid current taxes, a $12.6 million investment in low-income housing tax credit funds, and $28.4 million in bank-owned life insurance. Other assets declined by $1.9 million, or 3%, in 2008, after increasing by $2.3 million, or 3%, during 2007. Other assets were about 5% of total assets at the end of 2008, relative to 6% at the end 2007. The largest changes in the items comprising other assets are explained below.

As noted above, the Company holds certain equity investments that are not readily marketable securities and thus are classified as restricted stock in “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the FHLB. The largest of the referenced investments is the Company’s $9.0 million investment in FHLB stock. We are required to hold a certain level of FHLB stock in connection with our FHLB borrowings, and our FHLB stock balance dropped by $1.2 million in 2008 due to a lower level of such borrowings. A recent notice from the FHLB of San Francisco indicated that their stock repurchase activities have been temporarily suspended, thus our FHLB stock investment could remain at year-end levels for an indeterminable period of time even if our borrowings decline.

Low-income housing tax credit funds lower the Company’s tax liability through direct tax credits as well as partnership operating losses. Pass-through partnership losses from tax credit funds are charged against the Company’s investment in such funds, and a drop of $1.2 million in fund balances in 2008 is the result of such charges. The investment has been written down from an aggregate original total of $18.4 million to $12.6 million at December 31, 2008.

Even taking losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on most of these investments over their expected 15-year life is around 11%, although no guarantee can be provided that this level of return will ultimately be realized.

Bank-owned life insurance balances increased by $358,000 in 2008, due to gains on general account BOLI less net losses on separate account BOLI. BOLI is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The expenses of certain benefit plans are offset by BOLI income.

While prepaid current taxes increased by $2.8 million in 2008, our net deferred tax asset fell by $1.5 million. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for current-period taxes; therefore, the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to temporary book/tax differences in the reported allowance for loan losses plus deferred compensation, net of deferred liabilities comprised mainly of fixed asset depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and has no reason to believe that either the quality of the deferred tax assets or the Company’s future taxable income potential would preclude full realization of all amounts in future years.

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

A comparative distribution of the Company’s deposits at December 31st for each year from 2004 through 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

Deposit Distribution

	As of December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Demand	$232,168	$243,764	$281,024	$282,451	$235,732
NOW	100,949	86,936	64,599	69,088	62,887
Savings	55,373	51,442	62,922	71,901	68,192
Money Market	146,896	126,347	115,266	107,045	137,545
TDOA’s & IRA’s	31,127	23,715	23,321	22,480	22,195
Time Deposits < $100,000	91,931	118,799	110,233	90,639	84,576
Time Deposits > $100,000	403,054	199,144	211,080	172,067	131,576

Total Deposits	$1,061,498	$850,147	$868,445	$815,671	$742,703

Percentage of Total Deposits
Demand	21.87%	28.67%	32.36%	34.63%	31.74%
NOW	9.51%	10.23%	7.44%	8.47%	8.47%
Savings	5.22%	6.05%	7.25%	8.81%	9.18%
Money Market	13.84%	14.86%	13.27%	13.12%	18.52%
TDOA’s & IRA’s	2.93%	2.79%	2.68%	2.76%	2.99%
Time Deposits < $100,000	8.66%	13.97%	12.69%	11.11%	11.39%
Time Deposits > $100,000	37.97%	23.43%	24.31%	21.10%	17.71%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Notwithstanding deposit-oriented marketing initiatives, we experienced a challenging deposit environment in 2008 and 2007 due to market uncertainties and strong competition for core deposits. In 2008 we witnessed some of the same unfavorable trends evident in 2007, with continued migration from non-interest bearing demand deposits into NOW accounts, money market accounts and time deposits. The primary difference in 2008 was a surge in time deposits greater than or equal to $100,000, or jumbo time deposits, which increased by $204 million, or 102%, driven by increases of $60 million in wholesale-sourced brokered CD’s, $104 million in CDARS deposits, and $50 million in collateralized balances from a government entity. The Company had a total of $115 million in wholesale brokered deposits with maturities of up to five months on its books at December 31, 2008, and it is our intention to replace them with internally-generated branch deposits when possible. While the increase in CDARS includes a new deposit relationship of about $75 million, some of increase represents migration from time deposits under $100,000, since many customers increased their balances and moved to the safety net of CDARS. Mainly because of the large increase in jumbo CD’s in 2008, overall deposit growth for the year was $211 million, or 25%. Total core deposits grew by about $13 million, or 2%, for the year. Our core deposit accounts increased in number to 72,100 at the end of 2008 from 68,300 at the end of 2007, representing growth of 5%, but the average balance per core deposit account declined to about $9,000 at the end of 2008 from $9,300 at the end of 2007. After a slight increase in 2007, core deposit balances declined to 61% of total deposits at the end of 2008 from 75% at the end of 2007 due to the large increase in non-core CD’s. The ratio has been trending down over the past several years.

Among core deposit categories, non-interest bearing demand deposits dropped by $12 million, or 5%, falling to 22% of total deposits at the end of 2008 from 29% at the end of 2007. NOW accounts, however, increased by $14 million, or 16%, due to new deposit customers and migration from non-interest bearing personal demand deposits. This migration has occurred pursuant to aggressive marketing initiatives that have increased awareness among current retail customers of our enhanced transaction accounts, most of which bear interest. Money market accounts increased by $21 million, or 16%, in 2008, due in large part to business demand deposits that have moved into our money market sweep account. Presumably due to a “flight to safety,” relatively low-cost savings account balances also increased by $4 million, or 8%. TDOA’s and IRA’s, which include both core deposits and balances over $100,000, were up by $7 million, or 31%. Time deposits under $100,000 dropped by $27 million, or 23%, due in large part to migration into jumbo time deposits.

Our deposit-focused marketing initiatives and the implementation of the money market sweep account had the primary goal of attracting new deposit accounts and balances to the Company, but they also represent defensive moves to retain current customers and some of the aforementioned cannibalization was expected. Furthermore, banks in general are experiencing the movement of lower-cost non-maturity deposit balances into higher-cost time deposits. The migration of balances into higher-yielding deposits, systemic disintermediation, and liquidity issues at some other financial institutions have intensified local competition for deposits, which has in turn impacted our cost of funds. Management recognizes that maintaining a high level of core deposits is one of the keys to sustaining a strong net interest margin. We will continue to focus on attracting deposits from other institutions and garnering a higher deposit market share through our ongoing High-Performance Checking initiatives. We also plan to utilize other aggressive sales efforts focused on our strong array of deposit products and services, including deposit sales specialists for each of our major markets. Furthermore, core deposit growth is a key component of our branch managers’ incentive goals. No assurance can be provided that these efforts will have the desired impact on core deposit growth, however. The scheduled maturity distribution of the Company’s time deposits as of December 31, 2008 was as follows:

Deposit Maturity Distribution

	As of December 31, 2008
(dollars in thousands)	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total
Time Certificates of Deposits < $100,000	$62,063	$33,417	$15,037	$4,085	$701	$115,303
Other Time Deposits > $100,000	$296,401	$89,698	$21,334	$3,376	$—	$410,809

TOTAL	$358,464	$123,115	$36,371	$7,461	$701	$526,112

Other Borrowings

The Company had $30 million in long-term borrowings on its balance sheet at December 31, 2008, up from $5 million at December 31, 2007. The increase consists of secured advances from the FHLB with original maturities ranging from one year up to five years, which were obtained to help create a more defensive interest rate risk posture with regard to the possibility of rising interest rates.

Short-term borrowings from the FHLB and fed funds purchased from other financial institutions are utilized to temporarily fund loan growth when customer deposit growth has not kept pace with increases in outstanding loan balances, to purchase additional investments, or to provide additional liquidity as required for higher customer cash utilization. As shown in the table below, short-term borrowings also include securities sold under repurchase agreements. These repurchase agreements represent a cash management product that the Company provides to its commercial business customers in the form of a non-deposit “sweep” account, which is secured by pledged investments held segregated from the Company’s securities portfolio. Due to their overnight nature and because they are collateralized, the cost of these sweep accounts has generally been significantly lower than the Company’s interest rates for longer-term non-collateralized funds.

The details of the Company’s short-term borrowings for the years 2008, 2007, and 2006 are presented below:

Short-term Borrowings

(dollars in thousands)	2008	2007	2006
Repurchase Agreements

Balance at December 31st	$24,419	$22,082	$26,003
Average amount outstanding	$25,935	$24,070	$24,281
Maximum amount outstanding at any month end	$29,445	$27,492	$29,541

Average interest rate for the year	0.36%	0.70%	0.66%

Fed funds purchased

Balance at December 31st	$—	$17,000	$25,000
Average amount outstanding	$16,657	$19,211	$13,235
Maximum amount outstanding at any month end	$38,300	$78,789	$25,000

Average interest rate for the year	2.05%	5.30%	5.10%

FHLB advances

Balance at December 31st	$59,500	$193,000	$131,400
Average amount outstanding	$117,195	$127,115	$92,106
Maximum amount outstanding at any month end	$201,700	$197,000	$171,300

Average interest rate for the year	2.49%	4.63%	4.68%

Capital Resources

At December 31, 2008, the Company had total shareholders’ equity of $106.8 million, comprised of $21.1 million in common stock, $1.0 million in additional paid-in capital, $83.7 million in retained earnings, and $979,000 in accumulated other comprehensive income. Total shareholders’ equity at the end of 2007 was $99.5 million. The $7.3 million increase in shareholders’ equity is comprised of the following: a $2.5 million increase in common stock and additional paid-in capital, due to additional capital relating to stock option accounting and stock option exercises; a $3.6 million increase in retained earnings, representing net income less dividends, stock repurchases, and the accounting impact of post-retirement benefits; and a $1.2 million increase in accumulated other comprehensive income, representing the change in the unrealized gain/loss on our investment securities, net of the tax impact, pursuant to rising market values. While the retention of earnings has been the Company’s main source of capital since 1982, the Company currently has a total of $30 million in trust preferred securities outstanding, issued through its unconsolidated wholly-owned subsidiaries, Sierra Statutory Trust II and Sierra Capital Trust III. Trust preferred proceeds are generally considered to be Tier 1 or Tier 2 capital for regulatory purposes, but long-term debt for financial statement purposes in accordance with generally accepted accounting principles. However, no assurance can be given that regulators will continue to treat trust preferred securities as Tier 1 capital in the future.

The Company paid cash dividends totaling $6.5 million, or $0.68 per share in 2008, and $6.0 million, or $0.62 per share in 2007, representing 31% of the prior year’s earnings for 2008 and 2007. The Company anticipates paying future dividends of around 30% to 35% of the prior year’s net earnings, which is within the range of historical peer payout ratios. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. At December 31, 2008, the Company’s Tier 1 Capital includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities, less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on securities available for sale. Trust preferred securities, which were 23% of our Tier 1 Capital at December 31, 2008, are counted up to a maximum of 25% of Tier 1 Capital, and the remainder, if any, is generally included in Tier 2 Capital. Our Tier 2 Capital is comprised of our allowance for loan losses plus the reserve for unused commitments, to the extent that the combined total does not exceed 1.25% of risk-adjusted assets. (For more details, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” herein.)

At December 31, 2008, the Company had a total capital to risk-weighted assets ratio of 13.59%, a Tier 1 risk based capital ratio of 12.34%, and a leverage ratio of 9.92%. Because of relatively mild growth in risk-adjusted assets relative to growth in risk-based capital, we saw an increase over previous year-end ratios of 13.33% for total capital to risk-weighted assets and 12.11% for Tier 1 to risk-weighted assets, although the leverage ratio declined slightly from the 10.22% ratio of the prior year. Note 13 of the Notes to the Consolidated Financial Statements provides more detailed information concerning the Company’s capital amounts and ratios. At December 31, 2008, on a stand-alone basis, the Bank had a total risk-based capital ratio of 12.60%, a Tier 1 risk-based capital ratio of 11.35%, and a leverage capital ratio of 9.12%. While these ratios are lower than the consolidated ratios, at year-end 2008 there was over $8 million in cash available at Sierra Bancorp to downstream to the Bank as capital and potentially boost capital ratios, if necessary. As of the end of 2008, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in the communities in its service area and which have, historically, been a stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s net loan to deposit ratio fell considerably to 88% at the end of 2008 from 107% at the end of 2007, due to the fact that we experienced strong growth in total deposits but minimal growth in loans in 2008.

We also monitor the Company’s liquidity position with a “liquidity ratio” defined as net cash, non-pledged investment securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. This ratio was 14.9% at the end of December 2008 and 16.8% at the end of December 2007, well within the policy guideline of “over 10%”. Other liquidity measures are also monitored and reported to the Board on a monthly basis, including average loans to total assets, net non-core funding dependence ratios, and reliance on wholesale funding ratios. As of December 31, 2008, all of these ratios were within policy guidelines.

The unpledged portion of the Company’s investment portfolio is an integral component of liquidity management due to the relative ease with which many bonds can be sold. There were $30 million in unpledged marketable investments, and $27 million more in pledged securities in excess of actual needs, at the end of 2008 that could be sold for liquidity purposes if necessary. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs. In addition to available investment balances, other sources of balance sheet liquidity as of December 31, 2008 include $41 million in cash and due from banks and $15 million in the guaranteed portion of SBA loans. Standby funding sources include a formal secured borrowing line with the Federal Home Loan Bank that had availability of $97 million based on the current level of pledged real estate assets, informal unsecured short-term liquidity lines for overnight fed funds with certain correspondent banks totaling $134 million, and an $11 million secured line at the Federal Reserve Discount Window.

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

shock, and 15% for a 300 b.p. shock in interest rates. As of December 31, 2008, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	2,821	-$	1,584	-$	674	-$	945	-$	2,243	-$	3,269
% Change		-5.06%		-2.84%		-1.21%		-1.70%		-4.03%		-5.87%

The above profile illustrates that if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $945,000 lower, a decline of 1.70% relative to net interest income in a flat rate scenario. The negative variance becomes more pronounced the greater the increase in interest rates. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $674,000 lower, a drop of 1.21% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points. Because of our liability-sensitive interest-rate risk profile in rising rate scenarios, one might expect that net interest income would increase in declining rate scenarios. However, net interest income falls as rates decline due to the fact that deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities hit a natural floor of close to zero while variable-rate loan yields continue to fall, resulting in net interest margin compression. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. To mitigate some of the negative impact of the relatively rapid decline in short-term interest rates in the latter half of 2008, we reduced our prime lending rate by smaller percentages.

As noted in the discussion of our net interest margin, for much of 2008 our interest rate risk profile was slightly liability sensitive even in declining rate scenarios, meaning that interest-bearing liabilities should re-price more quickly than interest-earning assets and, all else being equal, the Company’s net interest margin would be higher when short-term rates are falling and lower when short-term rates are rising. In reality, however, even though rates were falling for most of the past year, competitive pressures on deposit rates offset some of the favorable impact we otherwise would have experienced because of our liability sensitive position. Because of small structural changes in our balance sheet and slightly different assumptions for deposit rates to conform model results more closely to recent behavior, our interest rate risk profile has recently evolved so that our risk in rising rate scenarios has been mitigated to some extent, but as shown above, it currently appears that both rate increases and rate decreases will have a negative impact on our net interest margin. In an attempt to make our interest rate risk posture more defensive in rising rate scenarios, we are currently placing emphasis on adding variable rate loans and lengthening the duration of interest-sensitive liabilities when possible, although no assurance can be provided that this will occur.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a given rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE as of December 31, 2008, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$42,596	$25,583	$11,387	-$	31,267	-$	35,210	-$	51,868
% Change	+15.98%	+9.60%	+4.27%		-11.73%		-13.21%		-19.46%

The slope of EVE under varying interest rate scenarios is substantially steeper than the slope for the Company’s net interest income simulations, due primarily to runoff assumptions for $535 million in non-maturity deposits. In contrast, our net interest income simulations incorporate growth rather than runoff for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. As noted above, we are currently attempting to initiate a reverse strategy by focusing on variable rate loans and longer-maturity funding, and thus hope to reduce the exposure of our economic value of equity to rising rates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2008 and 2007, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 12, 2009

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS
Cash and due from banks	$40,960	$43,972
Federal funds sold	5,500	—
Interest-bearing deposits in banks	5,050	50

Cash and cash equivalents	51,510	44,022
Investment securities available-for-sale	243,413	184,917
Loans held-for-sale	552	—
Loans and leases, net of allowance for loan and lease losses of $15,094 in 2008 and $12,276 in 2007	929,629	909,312
Premises and equipment, net	19,280	18,255
Operating leases, net	2,184	2,212
Foreclosed assets	7,127	556
Goodwill	5,544	5,544
Other assets	67,053	68,917

Total assets	$1,326,292	$1,233,735

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits:
Non-interest bearing	$232,168	$243,764
Interest bearing	829,330	606,383

Total deposits	1,061,498	850,147
Short-term borrowings	83,919	232,082
Long-term borrowings	30,000	5,000
Subordinated debentures	30,928	30,928
Other liabilities	13,147	16,114

Total liabilities	1,219,492	1,134,271

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares authorized; 9,673,291 and 9,576,388 shares issued and outstanding in 2008 and 2007, respectively	21,069	18,757
Additional paid in capital	1,006	797
Retained earnings	83,746	80,125
Accumulated other comprehensive income (loss), net of taxes of $(711) in 2008 and $156 in 2007	979	(215)

Total shareholders’ equity	106,800	99,464

Total liabilities and shareholders’ equity	$1,326,292	$1,233,735

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands, except per share data)

	2008	2007	2006
Interest income:
Interest and fees on loans and leases	$67,560	$79,463	$72,636
Interest on investment securities:
Taxable	7,942	6,072	6,294
Exempt from federal tax	2,368	2,230	2,040
Interest on Federal funds sold and interest-bearing deposits	68	51	34

Total interest income	77,938	87,816	81,004

Interest expense:
Interest on deposits	15,451	21,729	15,808
Interest on borrowings	4,234	7,426	6,118
Interest on subordinated debentures	1,644	2,280	3,205

Total interest expense	21,329	31,435	25,131

Net interest income	56,609	56,381	55,873

Provision for loan and lease losses	19,456	3,252	3,851

Net interest income after provision for loan and lease losses	37,153	53,129	52,022

Non-interest revenue:
Service charges on deposit accounts	11,203	7,794	6,049
Gain on sale of loans	9	1,601	79
Credit card fees	494	687	968
Checkcard fees	1,557	1,256	922
Gain on sales and calls of investment securities available-for-sale	58	14	9
Increase in cash surrender value of life insurance	408	1,234	774
Other income	2,258	2,049	2,185

Total non-interest income	15,987	14,635	10,986

Other operating expense:
Salaries and employee benefits	16,666	17,861	16,770
Occupancy and equipment expense	6,508	6,475	6,505
Other	12,685	11,645	10,566

Total non-interest expense	35,859	35,981	33,841

Income before income taxes	17,281	31,783	29,167

Provision for income taxes	3,868	10,761	9,977

Net income	$13,413	$21,022	$19,190

Earnings per share
Basic	$1.40	$2.17	$1.96

Diluted	$1.37	$2.09	$1.87

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2008, 2007, and 2006

(Dollars in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) / Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2006	9,723,320	$12,221	$—	$68,382	$(1,840)	$78,763

Comprehensive income:
Net income				19,190		19,190
Net change in unrealized gain on investment securities available-for-sale, net of tax					181	181

Comprehensive income						19,371

Exercise of stock options and related tax benefit	255,293	3,720				3,720
Stock compensation costs			399
Stock repurchase	(228,700)	(238)		(6,361)		(6,599)
Cash dividends - $.54 per share				(5,283)		(5,283)

Balance, December 31, 2006	9,749,913	15,703	399	75,928	(1,659)	90,371

Comprehensive income:
Net income				21,022		21,022
Net change in unrealized gain on investment securities available-for-sale, net of tax					1,444	1,444

Comprehensive income						22,466

Exercise of stock options and related tax benefit	236,406	3,543	(9)			3,534
Stock compensation cost			407			407
Stock repurchase	(409,931)	(489)		(10,804)		(11,293)
Cash dividends - $.62 per share				(6,021)		(6,021)

Balance, December 31, 2007	9,576,388	18,757	797	80,125	(215)	99,464

Comprehensive income:
Net income				13,413		13,413
Net change in unrealized gain on investment securities available-for-sale, net of tax					1,194	1,194

Comprehensive income						14,607

Cumulative effect of change in accounting principle				(1,104)		(1,104)
Exercise of stock options and related tax benefit	186,303	2,248	(8)			2,240
Stock compensation cost			209			209
Stock repurchase	(89,400)	72		(2,152)		(2,080)
Cash dividends - $.68 per share				(6,536)		(6,536)

Balance, December 31, 2008	9,673,291	$21,077	$998	$83,746	$979	$106,800

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008, 2007, and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$13,413	$21,022	$19,190
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan and lease losses	19,456	3,252	3,851
Amortization of investment security premiums/discounts, net	137	287	640
Net (decrease) increase in deferred loan fees	(1,678)	(574)	1,368
Depreciation and amortization	2,984	3,159	3,479
(Gain) Loss on disposal of fixed assets	(81)	33	19
FHLB stock dividend	(507)	(413)	(322)
Gain on sales and calls of investment securities available-for-sale, net	(58)	(14)	(9)
(Gain) on other investments	—	—	(21)
Loss (Gain) on sale of foreclosed assets	62	(7)	18
Gain on sale of loans	(9)	(1,601)	(79)
Write down of foreclosed assets	1,828	—	133
Deferred income tax credit	620	659	236
Earnings on cash surrender value of life insurance policies	(408)	(1,234)	(774)
Net increase in loans held-for-sale	(552)	—	—
Proceeds from sales of loan portfolio	—	11,952	—
Net (increase) in other assets	(418)	(1,922)	(1,455)
Net (decrease) increase in other liabilities	(3,458)	1,858	3,645
Stock compensation cost	209	407	399
Tax benefit from equity based compensation	(613)	(1,689)	(1,447)

Net cash provided by operating activities	30,927	35,175	28,871

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(100,617)	(22,258)	(29,618)
Proceeds from sales, calls and maturities of investment securities available-for-sale	13,398	6,489	5,854
Proceeds from principal repayments of investment securities available-for-sale	30,707	23,341	26,802
Net decrease (increase) in FHLB stock	1,707	18	(5,297)
Net decrease in collections and remittances on loans serviced for others	—	15	78
Loan and lease originations, net	(49,123)	(50,577)	(148,249)
Purchases of premises and equipment, net	(3,900)	(2,863)	(4,126)
Proceeds from sale of foreclosed assets	2,577	66	399
Purchase of cash surrender value of life insurance	—	—	(6,000)

Net cash used in investing activities	(105,251)	(45,769)	(160,157)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$26,897	$(15,322)	$(6,674)
Net increase (decrease) in time deposits	184,454	(2,976)	59,448
Net (decrease) increase in borrowing with maturities of 90 days or less	(123,163)	27,679	114,542
Net (decrease) increase in short-term borrowings	(25,000)	22,000	—
Net increase (decrease) in long-term borrowings	25,000	(22,000)	(19,000)
Proceeds from issuance of subordinated debentures	—	—	15,464
Payments for subordinated debentures	—	—	(15,464)
Dividends paid	(6,536)	(6,021)	(5,283)
Stock repurchased	(2,080)	(11,293)	(6,599)
Stock options exercised	1,627	1,845	2,273
Tax benefit from equity based compensation	613	1,689	1,447

Net cash provided (used)/by in financing activities	81,812	(4,399)	140,154

Net increase (decrease) in cash and cash equivalents	7,488	(14,993)	8,868

Cash and cash equivalents, beginning of year	44,022	59,015	50,147

Cash and cash equivalents, end of year	$51,510	$44,022	$59,015

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$21,212	$32,427	$24,196
Income taxes	$6,410	$8,388	$7,900

Non-cash investing activities:
Real estate acquired through foreclosure	$11,080	$632	$—

Net change in unrealized gains on investment securities available-for-sale	$2,063	$2,490	$265

Non-cash financing activities:
Tax benefit from stock options exercised	$613	$1,689	$1,447

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

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

The Bank operates twenty-three full service branch offices and two credit centers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

Sierra Capital Trust I, which was formed in November 2001 solely to facilitate the issuance of capital trust pass-through securities, was an unconsolidated subsidiary of the Company until its dissolution in December 2006. The subordinated debentures issued by the trust contained a five year call feature which was exercised in December 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2008. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

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

The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed against current income unless the loan or lease is in the process of collection. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on non-accrual. Interest received on nonaccrual loans and leases generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans and leases are restored to accrual status when the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt. Direct financing leases are carried net of unearned income. Income from leases is recognized by a method that approximates a level yield on the outstanding net investment in the lease.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2008, 2007 and 2006 regarding these representations and warranties.

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

On January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets. Under this Statement, goodwill is evaluated periodically for impairment rather than amortized. The adoption of this pronouncement replaced the amortization of goodwill with an annual impairment test. There was no impairment recognized for the years ended December 31, 2008, 2007, and 2006.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates would be recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007, which clarifies the accounting and disclosure for uncertainty in tax positions as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2008 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

The Company recognizes interest and penalties related to uncertain tax positions are as part of income tax expense.

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

Stock-Based Compensation

At December 31, 2008, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan is for 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated. The outstanding options issued under the 1998 Plan are not affected by this termination.

The Company is using the Black-Scholes model to value stock options. The “multiple option” approach is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of each option is estimated on the date of grant using the following assumptions:

	2008	2007	2006
Dividend yield	3.54%	2.40%	1.82%
Expected volatility	26.93%	21.46%	25.27%
Risk-free interest rate	2.73%	3.68%	4.80%
Expected option life	5.8 years	5.1 years	4.2 years

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (FAS 157). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard became effective for the Company on January 1, 2008, the beginning of our current fiscal year. However, in February 2008 the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption has thus far not been material to the Company, nor is the implementation of the remaining provisions expected to be. In October 2008, The FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material to the Company.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The impact of adoption of FAS 158 has not had a material effect on the financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (FAS 159). FAS 159 permits the measurement of many financial instruments and certain other balance sheet items at fair value, in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Upon adoption, balance sheet items designated for fair value accounting are marked to market through equity, and the fair value option may also be selectively applied to items acquired after the adoption date. Unrealized gains and losses on all items so designated are reported in earnings at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions), and is applied only to entire instruments and not to portions thereof. FAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007. Other than our investments which are currently classified as available-for-sale and are thus reported at fair value in accordance with FAS 115, we did not elect fair value accounting upon adoption of FAS 159 and FAS 157 on January 1, 2008; therefore, there was no impact on our financial condition, results of operations or cash flows.

In September 2006, the Emerging Issues Task Force (EITF) reached a final consensus on the subject titled Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for the endorsement split dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Pursuant to the final consensus, if an employer has promised to pay a death benefit directly from the company to a participant (or designated beneficiary), then a liability for the present value of the death benefit must be accrued over the required service period. However, if the employer has agreed to maintain a split-dollar arrangement

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and share some portion of the death benefits of the underlying insurance policy, then the postretirement cost of insurance, rather than the death benefit, should be accrued. Since most of the Company’s agreements involving postretirement death benefits are split-dollar arrangements associated with an underlying insurance policy, our accrual requirement for the most part, was limited to the postretirement cost of insurance. The new guidance was effective for fiscal years beginning after December 15, 2007. Transition to the new guidance required a cumulative-effect adjustment to retained earnings at the beginning of the year of implementation, to reflect the change in accounting principle. Upon implementation on January 1, 2008, this EITF guidance resulted in a one-time charge to capital of $1.1 million and a quarterly charge to expense of about $28,000 thereafter.

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$500	$3	$—	$503
U.S. Government agencies	9,565	340	(14)	9,891
Obligations of states and political subdivisions	58,346	374	(1,293)	57,427
U.S. Government agencies collateralized by mortgage obligations	170,604	3,579	(363)	173,820
Other securities	2,705	—	(933)	1,772

	$241,720	$4,296	$(2,603)	$243,413

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$698	$8	$—	$706
U.S. Government agencies	18,613	221	(3)	18,831
Obligations of states and political subdivisions	57,242	541	(95)	57,688
U.S. Government agencies collateralized by mortgage obligations	108,729	302	(1,347)	107,684
Other securities	6	2	—	8

	$185,288	$1,074	$(1,445)	$184,917

Net unrealized gains (losses) on investment securities available-for-sale totaling $1.69 million and ($371,000) are recorded, net of $711,000 in tax assets and $156,000 in tax liabilities, as accumulated other comprehensive losses within shareholders’ equity at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008, 2007, and 2006,, there were no proceeds from sales of securities available-for-sale. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2008 and 2007, the Company had 146 and 149 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agencies	(14)	1,874	—	—
Obligations of states and political subdivisions	(1,279)	32,662	(14)	150
U.S. Government agencies collateralized by mortgage obligations	(248)	14,404	(115)	1,274
Other Securities	(933)	1,772	—	—

	$(2,474)	$50,712	$(129)	$1,424

	December 31, 2007
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$—	$—	$—	$—
U.S. Government agencies	—	—	(3)	3,992
Obligations of states and political subdivisions	(33)	4,714	(62)	10,738
U.S. Government agencies collateralized by mortgage obligations	(11)	6,060	(1,336)	72,983
Other Securities	—	—	—	—

	$(44)	$10,774	$(1,401)	$87,713

Interest rates fluctuate over time in cycles. In late 2003 to mid-2004 interest rates bottomed and then over the next 3 years the interest rate cycle changed and the rates rose until mid-2007. Beginning in mid-2007 interest rates began falling again. Due in large part to the sub-prime crisis and the global financial meltdown that ensued, the drop in interest rates accelerated dramatically in late 2008. However, due to the global financial meltdown, financial markets have experience unprecedented uncertainty resulting in tremendous spread volatility. This spread volatility has been particularly apparent in the MBS and Municipal bond sectors, as high grade investments have seen significant spread widening despite the evidence that they remain the highest credit quality investments in the marketplace. The wider spreads have resulted in slower-than-expected appreciation in spread products despite the extreme low rate environment. By year-end, the majority of sectors of the investment portfolio show gains except the municipal bond sector and the equity portfolio. Despite the fact that significant investments in MBS and CMO securities were made in the very low rate environment of early 2004, the MBS/CMO sectors show a gain of slightly over 2% at year end. Given

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

this, the company has concluded that as of December 31, 2008, any portfolio investments that are currently at an unrealized loss are not other-than-temporarily impaired. This assessment is based on the following factors: 1) The stability and credit strength of issuing entities, 2) changes in bond ratings, 3) industry analysts reports, and 4) the intent and ability of the Company to hold the securities to maturity.

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2008 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations, with or without penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Maturing within one year	$5,368	$5,446
Maturing after one year through five years	163,430	166,421
Maturing after five years through ten years	36,546	36,441
Maturing after ten years	9,485	9,100

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	24,186	24,233
Other securities	2,705	1,772

	$241,720	$243,413

Investment securities available-for-sale with amortized costs totaling $209,054,000 and $162,294,000 and estimated fair values totaling $212,053,000 and $161,714,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2008 and 2007, respectively (see Note 8).

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2008	2007
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$456,932	$457,236
Secured by residential properties	189,849	187,267
Secured by farm land	57,808	51,607
Held for sale	552	—

Total real estate	705,141	696,110

Commercial and industrial	122,856	117,183
Agricultural	13,542	13,103
Small Business Administration loans	19,463	20,366
Consumer	65,755	54,731
Direct financing leases	19,883	23,140

	946,640	924,633

Deferred loan and lease origination fees, net	(1,365)	(3,045)
Allowance for loan and lease losses	(15,094)	(12,276)

	$930,181	$909,312

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$12,276	$11,579	$9,330
Provision for loan and lease losses	19,456	3,252	3,851
Losses charged to allowance	(17,225)	(3,678)	(2,433)
Recoveries	587	1,123	831

Balance, end of year	$15,094	$12,276	$11,579

Non-performing assets are comprised of the following: Loans and leases for which the Company is no longer accruing interest; loans and leases 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due); loans and leases restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other foreclosed assets. Management’s classification of a loan or lease as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan and lease. At that point, the Company stops accruing income from the interest, reverses any uncollected interest that had been accrued but unpaid, or all previously-recognized interest for interest-reserve loans, and recognizes interest income only as cash interest payments are received, and as long as the collection of all outstanding principal is not in doubt.

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

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	December 31,
	2008	2007
Impaired loans without a valuation allowance	$25,609	$4,350
Impaired loans with a valuation allowance	4,177	4,702

Total impaired loans	29,786	9,052
Valuation allowance related to impaired loans	1,325	1,293
Total non-accrual loans	29,786	9,052
Total loans past-due ninety days or more and still accruing	71	—

	Years Ended December 31,
	2008	2007	2006
Average investment in impaired loans	$12,253	$1,392	$379
Interest income recognized on impaired loans	—	1	4
Interest income recognized on a cash basis on impaired loans	—	1	4

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2008	2007	2006
Interest that would have been recorded under the loans’ original terms	$2,708	$392	$45
Less gross interest recorded	1,140	330	23

Foregone interest	$1,568	$62	$22

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8). These loans totaled $287,269,000 and $263,106,000 at December 31, 2008 and 2007, respectively.

Salaries and employee benefits totaling $3,415,000, $3,447,000 and $3,689,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2008, 2007 and 2006, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2008, 2007 and 2006, mortgage loans were sold without retention of related servicing.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The Bank’s servicing portfolio at December 31, 2008 and 2007 totaled $9,783,000 and $11,699,000 respectively. At December 31, 2008, loans were principally serviced for one investor.

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost, consisted of the following (dollars in thousands):

	December 31,
	2008	2007
Land	$2,289	$2,329
Buildings and improvements	11,358	11,358
Furniture, fixtures and equipment	21,786	20,075
Leasehold improvements	8,414	6,564

	43,847	40,326
Less accumulated depreciation and amortization	24,687	22,143

Construction in progress	120	72

	$19,280	$18,255

Depreciation and amortization included in occupancy and equipment expense totaled $2,552,000, $2,760,000, and $3,086,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2008	2007
Accrued interest receivable	$6,669	$6,864
Deferred tax assets	1,781	3,267
Prepaid taxes	3,343	540
Investment in limited partnerships	13,453	14,760
Federal Home Loan Bank stock, at cost	8,985	10,185
Cash surrender value of officer life insurance policies	28,353	27,995
Other	4,469	5,306

	$67,053	$68,917

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2008 in the amount of approximately $1,037,000. Such amounts are included in other liabilities on the consolidated balance sheet.

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

The largest of these is the Company’s $8,985,000 million investment in FHLB stock. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB.

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2008	2007
Savings	$55,373	$51,442
Money market	146,896	126,347
NOW accounts	100,949	86,936
Time, $100,000 or more	410,809	203,566
Time, under $100,000	115,303	138,092

	$829,330	$606,383

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2009	$517,950
2010	3,949
2011	2,441
2012	1,071
2013	175
Thereafter	526

$526,112

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Savings	$200	$298	$358
Money market	2,556	4,078	2,947
NOW accounts	410	302	69
Time, $100,000 or more	8,622	11,005	8,219
Time, under $100,000	3,663	6,046	4,215

	$15,451	$21,729	$15,808

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2008		2007
	Amount	Rate	Amount	Rate
As of December 31:
Federal funds purchased and repurchase agreements	$24,419	0.39%	$39,082	1.94%
Overnight Federal Home Loan Bank advances	24,500	0.05%	1,000	3.25%
Federal Home Loan Bank advances	35,000	1.33%	192,000	4.18%

	$83,919		$232,082

The Company had fixed-rate, long-term debt of $30,000,000 with the Federal Home Loan Bank at December 31, 2008 which matures through 2013. The contractual maturities of long-term debt are as follows (dollars in thousands).

Year Ending December 31,	Amount	Weighted Average Rate
2009	—	—
2010	10,000	2.91%
2011	5,000	3.36%
2012	10,000	3.65%
2013	5,000	3.93%

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $134,000,000 and $113,000,000 at December 31, 2008 and 2007, respectively, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2008 and December 31, 2007, respectively.

The Company had overnight borrowings of $24,500,000 and $1,000,000 outstanding from the Federal Home Loan Bank at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $94,583,000 secured by qualifying first mortgage loans and $2,355,000 secured by government agencies.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. Repurchase agreements totaled $24,419,000 and $22,082,000 at December 31, 2008 and 2007, respectively. The dollar amount of the GNMA Mortgage-Backed securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2008 and 2007, these securities had market values of $29,512,000 and $27,766,000 and amortized costs of $29,097,000 and $27,900,000, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Federal:
Current	$3,180	$8,054	$7,086
Deferred	(684)	(451)	108

	2,496	7,603	7,194

State:
Current	1,308	3,366	2,655
Deferred	64	(208)	128

	1,372	3,158	2,783

	$3,868	$10,761	$9,977

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$6,346	$5,162
Deferred compensation	2,437	2,632
Accrued reserves	224	224
Unrealized loss on securities available-for-sale	—	156
Other	991	1,162

Total deferred tax assets	9,998	9,336

Deferred tax liabilities:
Premises and equipment	(4,729)	(3,420)
Deferred Loan Costs	(2,315)	(2,100)
Unrealized gain on securities available-for-sale	(711)	—
Other	(462)	(549)

Total deferred tax liabilities	(8,217)	(6,069)

Net deferred tax assets	$1,781	$3,267

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax expense at Federal statutory rate	$6,048	$11,124	$10,208
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	1,122	2,110	1,941
Tax exempt income	(767)	(687)	(647)
Affordable housing tax credits	(1,698)	(1,485)	(1,398)
Other	(837)	(301)	(127)

	$3,868	$10,761	$9,977

Effective tax rate	22.4%	33.9%	34.2%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2005, 2006 and 2007 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2004, 2005, 2006 and 2007 are open to audit by the state authorities.

We record interest and penalties related to uncertain tax positions as part of income tax expense. There was ($67) thousand of interest expense recorded as of December 31, 2008. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

10.	SUBORDINATED DEBENTURES

Sierra Capital Trust I, (“Trust I”), Sierra Statutory Trust II, (“Trust II”) and Sierra Capital Trust III (“Trust III”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital on a pro forma basis. At December 31, 2008, $30,000,000 of trust preferred securities qualified as Tier 1 capital.

During the fourth quarter of 2001, Sierra Capital Trust I issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by the Trust in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS. These Subordinated Debentures were redeemed by the Company on December 9, 2006, after which Sierra Capital Trust I was dissolved. The redemption price was par plus accrued and unpaid interest. During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 4.62% (based on 3-month LIBOR plus 2.75%), with repricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 2.90% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

Leases

The Company leases certain of its branch facilities and administrative offices under noncancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $1,057,000, $1,003,000 and $852,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum lease payments on noncancelable operating leases are as follows:

Year Ending December 31,
2009	$1,176,000
2010	1,135,000
2011	890,000
2012	819,000
2013	565,000
Thereafter	3,663,000

$8,248,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2008 and 2007 were $9,863,000 and $10,883,000, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2008	2007
Commitments to extend credit	$177,230	$208,487
Standby letters of credit	$11,138	$11,269
Commercial and similar letter of credit	$10,098	$10,714

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

cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest. At December 31, 2008, the Company had $16,589,000 in fixed rate commitments and $160,641,000 in variable rate commitments. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party and are made at variable rates of interest. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Concentration in Real Estate Lending

At December 31, 2008, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 74% of the Company’s loans were real estate related. Although management believes the loans within these concentrations have no more than the normal risk of collectibility, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

Share Repurchase Plan

At December 31, 2008, the Company had a stock repurchase plan which was effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be repurchased by the Company from time to time. That amount was supplemented by 250,000 on May, 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

During the year ended December 31, 2008, the company repurchased 89,400 shares at a total cost of $2,080,000, leaving 100,659 shares available for repurchase. Repurchases are generally made in the open market at market prices.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2008	2007	2006
Basic Earnings Per Share

Net income (dollars in thousands)	$13,413	$21,022	$19,190

Weighted average shares outstanding	9,607,184	9,700,048	9,766,729

Basic earnings per share	$1.40	$2.17	$1.96

Diluted Earnings Per Share

Net income (dollars in thousands)	$13,413	$21,022	$19,190

Weighted average shares outstanding	9,607,184	9,700,048	9,766,729
Effect of dilutive stock options	172,473	344,867	507,182

Weighted average diluted shares outstanding	9,779,657	10,044,915	10,273,911

Diluted earnings per share	$1.37	$2.09	$1.87

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

The maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends. This maximum number covers both restricted stock awards and stock options to be granted under the 2007 Plan, and is in addition to options covering 437,778 shares currently outstanding under the Company’s 1998 Plan at December 31, 2008.

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

A summary of the activity of the Plan follows (shares in thousands, except exercise price):

	2008			2007		2006
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	750	$14.61		937	$12.17	1,143	$10.14
Exercised	(186)	$8.74		(237)	$7.85	(255)	$8.86
Granted	87	$19.29		78	$26.58	94	$30.26
Canceled	(59)	$14.98		(28)	$22.95	(45)	$17.32

Outstanding, end of year	592	$17.11	3,463	750	$14.61	937	$12.17

Exercisable, end of year	412	$14.32	3,316	562	$11.15	726	$9.05

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on changes in the market value of the Company’s stock.

	2008	2007	2006
Total fair value of stock options vested	$3,316	$7,937	$14,728
Total intrinsic value of stock options exercised	$2,009	$4,878	$4,945

Cash received from the exercise of 186,303 shares was $1,627,000 for the period ended December 31, 2008 with a related tax benefit of $613,000.

The Company is using the Black Scholes model to value stock options. Pursuant to the provisions of Statement 123 (R), a charge of $209,000 is reflected in the Company’s income statement at December 31, 2008, as a pre-tax compensation expense related to outstanding and unvested stock options. The related tax benefit of these options is $88,000 for the year ended December 31, 2008. Unamortized compensation expense on unvested stock options outstanding at December 31, 2008 was $340,000 and will be recognized in future periods over 4.9 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2008 and 2007. In addition, as of December 31, 2008 and 2007, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands).

	2008		2007
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$129,735	9.9%	$124,135	10.2%
Minimum requirement for “Well-Capitalized” institution	$65,416	5.0%	$60,744	5.0%
Minimum regulatory requirement	$52,333	4.0%	$48,595	4.0%

Bank of the Sierra	$118,999	9.1%	$123,496	10.2%
Minimum requirement for “Well-Capitalized” institution	$65,256	5.0%	$60,693	5.0%
Minimum regulatory requirement	$52,205	4.0%	$48,555	4.0%

Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$129,735	12.3%	$124,135	12.1%
Minimum requirement for “Well-Capitalized” institution	$63,073	6.0%	$61,486	6.0%
Minimum regulatory requirement	$42,049	4.0%	$40,991	4.0%

Bank of the Sierra	$118,999	11.4%	$123,496	12.1%
Minimum requirement for “Well-Capitalized” institution	$62,895	6.0%	$61,426	6.0%
Minimum regulatory requirement	$41,930	4.0%	$40,951	4.0%

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$142,865	13.6%	$136,572	13.3%
Minimum requirement for “Well-Capitalized” institution	$105,122	10.0%	$102,477	10.0%
Minimum regulatory requirement	$84,098	8.0%	$81,982	8.0%

Bank of the Sierra	$132,129	12.6%	$135,933	13.3%
Minimum requirement for “Well-Capitalized” institution	$104,825	10.0%	$102,377	10.0%
Minimum regulatory requirement	$83,860	8.0%	$81,902	8.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

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

Dividend Restrictions

The Company’s ability to pay cash dividends is dependent on dividends paid to it by the Bank, and is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the Company’s retained earnings equal at least the amount of the proposed dividend. If the Company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2008, the maximum amount available for dividend distribution under this restriction was approximately $23,300,000, less dividends actually paid by the Bank to the Company in 2008.

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $3,348,991 and $2,879,000, and was fully accrued for the years ended December 31, 2008 and 2007, respectively. The expense recognized under these arrangements totaled $518,000, $565,000 and $539,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Death Benefits paid to Directors’ beneficiaries totaled $0 and $173,000 for each of the years ended December 31, 2008 and 2007, respectively. Benefits paid to former executives of the Company totaled $49,000 for each of the years ended December 31, 2008 and 2007. In addition, the Company provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $329,000, $365,000 and $399,000, and was fully accrued for the years ended December 31, 2008, 2007, and 2006, respectively. Benefits paid to former executives of SNB under this plan totaled $67,000, for each of the years ended December 31, 2008, 2007, and 2006, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $26,776,000 and $26,034,000 at December 31, 2008 and 2007, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS (Continued)

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related expense was not material for the years ended December 31, 2008, 2007 and 2006. In connection with this plan, life insurance policies with cash surrender values totaling $1,577,000 and $1,961,000 at December 31, 2008 and 2007, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 50% in 2008, 75% in 2007 and 75% in 2006, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $329,000, $509,000 and $460,000 to the Plan in 2008, 2007 and 2006, respectively.

15.	NON-INTEREST REVENUE

The major grouping of non interest revenue on the consolidated income statements includes several specific items: service charges on deposit accounts, gain on sale of loans, credit card fees, checkcard fees, (loss) gain on sales and calls of investment securities available for sale, and increase in cash surrender value of life insurance.

Non-interest revenue also includes one general category of other income of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Included in other income:
Loss on limited partnerships	$(1,242)	$(985)	$(940)
Gain on restricted stock	289	—	21
Dividends on Equity Investments	584	455	346
Rental income on leases	718	657	594
Other	1,909	1,922	2,164

Total other non-interest revenue	$2,258	$2,049	$2,185

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Professional fees	$2,311	$2,393	$2,204
Data processing	1,311	1,147	1,427
Advertising and promotion	2,289	1,722	1,022
Deposit services	1,759	2,094	1,811
Stationery and supplies	753	528	598
Telephone and data communication	968	915	825
Loan and credit card processing	1,252	816	1,077
Postage	469	559	380
Other	1,573	1,471	1,222

	$12,685	$11,645	$10,566

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of year	$1,648	$1,372	$3,233

Disbursements	23,022	10,150	24,182
Amounts repaid	(21,193)	(9,874)	(26,043)

Balance, end of year	$3,477	$1,648	$1,372

Undisbursed commitments to related parties	$841	$1,533	$1,712

Deposits from related parties held by the Bank at December 31, 2008 and 2007 amounted to $4,362,000 and $4,002,000 respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	OTHER COMPREHENSIVE INCOME

Other comprehensive income consisted of the following (dollars in thousands):

	Before Tax	Tax Expense	After Tax
For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$2,119	$(891)	$1,228
Less: reclassification adjustment for net realized gains included in net income	58	(24)	34

Total other comprehensive income	$2,061	$(867)	$1,194

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$2,504	$(1,052)	$1,452
Less: reclassification adjustment for net realized gains included in net income	14	(6)	8

Total other comprehensive income	$2,490	$(1,046)	$1,444

For the Year Ended December 31, 2006

Other comprehensive income:
Unrealized holding gains	$274	$(88)	$186
Less: reclassification adjustment for net realized gains included in net income	9	(4)	5

Total other comprehensive income	$265	$(84)	$181

19.	FAIR VALUE

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	FAIR VALUE (Continued)

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

•

Foreclosed assets: Repossessed real estate (OREO) and other assets are acquired at fair value, which is the appraised value less expected selling costs for OREO and some other assets such as mobile homes, and estimated sales proceeds as determined by using reasonably available sources for all other assets. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Other foreclosed assets are periodically re-evaluated by adjusting expected cash flows and timing of resolution, again using reasonably available sources. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at December 31, 2008, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$503,475	$242,909,370	$—	$243,412,845
Loans Held for Sale	$552,000	$—	$—	$552,000

Assets and liabilities measured at the lower of cost or fair value on a non-recurring basis are summarized below:

	Lower of Cost or Fair Value at December 31, 2008, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$25,118,784	$3,214,903	$28,333,687
Foreclosed Assets	$—	$7,127,358	$—	$7,127,358

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $29,786,000 at December 31, 2008, with a valuation allowance of $1,325,000, resulting in an additional provision-for loan losses of $1,325,000 for the period.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2008 and 2007:

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

	December 31, 2008		December 31, 2007
	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$51,510	$51,510	$44,022	$44,022
Investment securities available for sale	243,413	243,413	184,917	184,917
Loans and leases, net	930,181	993,287	909,312	934,408
Cash surrender value of life insurance policies	28,353	28,353	27,995	27,995
Other investments	9,361	9,361	10,561	10,561
Investment in limited partnership	13,453	13,453	14,760	14,760
Accrued interest receivable	6,669	6,669	6,864	6,864

Financial liabilities:
Deposits	$1,061,498	$982,230	$850,147	$849,557
Short-term borrowings	83,919	84,010	232,082	231,995
Long-term borrowings	30,000	31,033	5,000	4,874
Subordinated debentures	30,928	16,707	30,928	30,404
Limited partnership capital commitment	1,800	1,800	3,981	3,981
Accrued interest payable	1,520	1,520	1,403	1,403

Off-balance-sheet financial instruments:
Commitments to extend credit	$177,230	$177,230	$208,487	$208,487
Standby letters of credit	11,138	11,138	11,269	11,269

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS
Cash and due from banks	$8,678	$497
Investment in bank subsidiary	126,063	128,825
Investment in Trust subsidiaries	928	928
Investment in other securities	1,768	—
Other assets	458	251

Total assets	$137,895	$130,501

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$167	$109
Subordinated debentures	30,928	30,928

Total liabilities	31,095	31,037

Shareholders’ equity:
Common stock	20,875	18,562
Retained earnings	84,946	81,117
Accumulated other comprehensive income (loss), net of taxes	979	(215)

Total shareholders’ equity	106,800	99,464

Total liabilities and shareholders’ equity	$137,895	$130,501

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$18,517	$12,021	$5,283
Other operating income	30	—	21

Total income	18,547	12,021	5,304

Expenses:
Interest on subordinated debentures	1,644	2,281	3,205
Other expenses	964	607	832

Total expenses	2,608	2,888	4,037

Income before income taxes	15,939	9,133	1,267
Income tax benefit	(1,074)	(1,221)	(1,692)

Income before equity in undistributed income of subsidiary	17,013	10,354	2,959
Equity in (distributed) undistributed income of subsidiary	(3,600)	10,668	16,231

Net income	$13,413	$21,022	$19,190

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$13,413	$21,022	$19,190
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) income of subsidiary	3,600	(10,668)	(16,231)
Decrease in other assets	184	490	2,485
Increase/(decrease) in other liabilities	59	(141)	41
Tax benefit from equity based compensation	613	1,690	1,447
Other	—	—	(1)

Net cash provided by operating activities	17,869	12,393	6,931

Cash flows from investing activities:
Investment in Trust subsidiary	—	—	(464)
Proceeds from subsidiary	—	—	464
Purchases of investment securities available for sale	(2,699)	—	—

Net cash used in investing activities	(2,699)	—	—

Cash flows from financing activities:
Proceeds from the issuance of subordinated debentures	—	—	15,464
Repayments of subordinated debentures	—	—	(15,464)
Proceeds from exercise of stock options	1,627	1,844	2,273
Common stock repurchase and retirement	(2,080)	(11,293)	(6,599)
Dividends paid	(6,536)	(6,021)	(5,283)

Net cash used in financing activities	(6,989)	(15,470)	(9,609)

Net increase/(decrease) in cash and cash equivalents	8,181	(3,077)	(2,678)

Cash and cash equivalents, beginning of year	497	3,574	6,252

Cash and cash equivalents, end of year	$8,678	$497	$3,574

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2008 and 2007 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2008 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$17,923	$20,082	$19,454	$20,479
Interest expense	4,547	5,009	5,237	6,536

Net interest income	13,376	15,073	14,217	13,943

Provision for loan and lease losses	13,636	900	2,650	2,270
Non-interest income	3,631	4,345	3,844	4,167
Non-interest expense	8,151	10,313	8,853	8,542

Net income before taxes	(4,780)	8,205	6,558	7,298

Provision for taxes	(2,897)	2,433	1,994	2,338

Net income	$(1,883)	$5,772	$4,564	$4,960

Diluted earnings per share	$(.19)	$.59	$.47	$.51
Cash dividend per share	$.17	$.17	$.17	$.17

	2007 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$21,353	$22,190	$22,263	$21,745
Interest expense	7,560	8,128	7,978	7,769

Net interest income	13,793	14,062	14,285	13,976

Provision for loan and lease losses	951	700	701	900
Non-interest income	3,798	3,366	4,746	2,990
Non-interest expense	9,189	8,842	8,966	8,984

Net income before taxes	7,451	7,886	9,364	7,082

Provision for taxes	2,507	2,616	3,309	2,329

Net income	$4,944	$5,270	$6,055	$4,753

Diluted earnings per share	$.49	$.53	$.60	$.47
Cash dividend per share	$.16	$.16	$.15	$.15

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company’s) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the three years in the period ended December 31, 2008, and our report dated March 12, 2009 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 12, 2009

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2009 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2008 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item will be set forth under the captions “Related Party Transactions” and “Corporate Governance – Director Independence” in the Proxy Statement, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Relationship with Independent Registered Public Accounting Firm – Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit #	Description
3.1	Articles of Incorporation of Sierra Bancorp (1)
3.2	Amendment to Articles of Incorporation of Sierra Bancorp (1)
3.3	Amended and Restated By-laws of the Company (2)
10.1	1998 Stock Option Plan (1)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (3)
10.3	Salary Continuation Agreement for James C. Holly (3)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)
10.5	Split Dollar Agreement for Kenneth R. Taylor (5)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (5)
10.7	Director Retirement Agreement for Robert Tienken (5)
10.8	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (5)
10.9	Director Retirement Agreement and Split dollar Agreement for Robert Fields (5)
10.10	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (5)
10.11	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (5)
10.12	Director Retirement Agreement and Split dollar Agreement for Albert Berra (5)
10.13	401 Plus Non-Qualified Deferred Compensation Plan (5)
10.14	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (6)
10.15	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)
10.16	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (6)
10.17	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)
10.18	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)
10.19	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (7)
10.20	2007 Stock Incentive Plan (8)
10.21	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)
10.22	Salary Continuation Agreement for Kevin J. McPhaill (9)
10.23	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)
11	Statement of Computation of Per Share Earnings (10)
21	Subsidiaries of Sierra Bancorp (11)
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(5)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.
(11)	Filed as Exhibit 21 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

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

Dated: March 12, 2009	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
James C. Holly
President & Chief Executive Officer

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra	Director	March 12, 2009
Albert L. Berra

/s/ Robert L. Fields	Director	March 12, 2009
Robert L. Fields

/s/ James C. Holly	President, Chief Executive Officer, & Director	March 12, 2009
James C. Holly

/s/ Vincent L. Jurkovich	Director	March 12, 2009
Vincent L. Jurkovich

/s/ Lynda B. Scearcy	Director	March 12, 2009
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 12, 2009
Morris A. Tharp

/s/ Robert H. Tienken	Director	March 12, 2009
Robert H. Tienken

/s/ Gordon T. Woods	Director	March 12, 2009
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President & Chief Financial Officer	March 12, 2009
Kenneth R. Taylor