Form 10-Q
period 2009-03-31
SIERRA BANCORP
filed 2009-05-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Yes  ☑                        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐                        No  ☐

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

Common stock, no par value, 9,678,791 shares outstanding as of April 30, 2009

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Cash and due from banks	$24,211	$40,960
Interest-bearing deposits in other banks	5,050	5,050
Federal funds sold	8,300	5,500

Total Cash & Cash Equivalents	37,561	51,510
Investment securities available for sale	239,679	243,413
Loans and leases:
Gross loans and leases	947,098	946,640
Allowance for loan and lease losses	(15,181)	(15,094)
Deferred loan and lease fees, net	(1,151)	(1,365)

Net Loans and Leases	930,766	930,181
Premises and equipment, net	18,993	19,280
Other assets	80,873	81,908

TOTAL ASSETS	$1,307,872	$1,326,292

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$221,150	$232,168
Interest bearing	873,859	829,330

Total Deposits	1,095,009	1,061,498
Federal funds purchased and repurchase agreements	24,799	24,419
Short-term borrowings	15,000	59,500
Long-term borrowings	20,000	30,000
Other liabilities	12,847	13,147
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,198,583	1,219,492

SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,678,791 and 9,673,291 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	13,466	13,429
Additional paid in capital	8,501	8,460
Retained earnings	85,659	83,932
Accumulated other comprehensive income (loss)	1,663	979

TOTAL SHAREHOLDERS' EQUITY	109,289	106,800

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,307,872	$1,326,292

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2009	For the Quarter Ended March 31, 2008
Interest income:
Interest and fees on loans	$14,979	$18,303
Interest on investment securities:
Taxable	2,098	1,592
Tax-exempt	588	578
Interest on Federal funds sold and interest-bearing deposits	36	6

Total interest income	17,701	20,479
Interest expense:
Interest on deposits	3,243	4,426
Interest on short-term borrowings	134	1,504
Interest on long-term borrowings	241	91
Interest on mandatorily redeemable trust preferred securities	282	515

Total interest expense	3,900	6,536
Net Interest Income	13,801	13,943
Provision for loan losses	3,601	2,270

Net Interest Income after Provision for Loan Losses	10,200	11,673
Non-interest revenue:
Service charges on deposit accounts	2,629	2,468
Gains on investment securities available-for-sale	66	45
Other	745	1,654

Total other operating income	3,440	4,167
Other operating expense:
Salaries and employee benefits	5,060	4,498
Occupancy expense	1,655	1,486
Other	3,498	2,559

Total other operating expenses	10,213	8,543

Income before income taxes	3,427	7,297
Provision for income taxes	732	2,338

Net Income	$2,695	$4,959

PER SHARE DATA
Book value	$11.29	$10.65
Cash dividends	$0.10	$0.17
Earnings per share basic	$0.28	$0.52
Earnings per share diluted	$0.28	$0.51
Average shares outstanding, basic	9,675,846	9,558,161
Average shares outstanding, diluted	9,752,425	9,801,531

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$2,695	$4,959
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	—	(45)
Gain on sales of loans	(6)	(1)
Gain on disposal of fixed assets	5	(82)
Loss on sale on foreclosed assets	28	32
Writedown on foreclosed assets	(518)	—
Share-based compensation expense	40	86
Provision for loan losses	3,601	2,270
Depreciation and amortization	792	722
Net amortization on securities premiums and discounts	7	29
Increase in unearned net loan fees	(214)	(226)
Increase in cash surrender value of life insurance policies	(106)	(160)
Proceeds from sales of loans held for sale	(651)	—
Decrease in interest receivable and other assets	849	811
Increase (Decrease) in other liabilities	(300)	172
Excess tax benefit from share-based payment arrangements	—	(113)

Net cash provided by operating activities	6,222	8,454

Cash Flows from Investing Activities
Maturities of securities available for sale	537	1,200
Proceeds from sales/calls of securities available for sale	498	6,000
Purchases of securities available for sale	(5,873)	(61,205)
Principal paydowns on securities available for sale	9,745	5,438
Decrease in loans receivable, net	(3,138)	(1,094)
Purchases of premises and equipment, net	(401)	(844)
Proceeds from sales of foreclosed assets	—	1,264

Net cash provided by (used in) investing activities	1,368	(49,241)

Cash Flows from Financing Activities
Increase in deposits	33,511	73,401
Decrease in federal funds purchased	—	(7,000)
Decrease in borrowed funds	(54,500)	(26,000)
Increase in repurchase agreements	380	3,812
Cash dividends paid	(968)	(1,630)
Stock repurchased	—	(2,080)
Stock options exercised	38	299
Excess tax benefit from share-based payment arrangements	—	113

Net cash (used in) provided by financing activities	(21,539)	40,915

Increase (Decrease) in cash and cash equivalents	(13,949)	128
Cash and Cash Equivalents
Beginning of period	51,510	44,022

End of period	$37,561	$44,150

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”), headquartered in Porterville, California, is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s main source of income is dividends from the Bank, but we intend to explore supplemental sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by our Board of Directors, the cost of servicing debt, audit costs, and shareholder expenses, will generally be paid from accumulated cash or from dividends remitted to the Company by the Bank.

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank head-quartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 23 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s two newest “brick and mortar” branches commenced operations in the Sunnyside area of South Fresno in November 2008 and in East Bakersfield in July 2008. Our next office is expected to be a second branch in the City of Tulare, with an anticipated opening in the third quarter of 2009, and we have also executed a ground lease for a location in Selma. In addition to these full-service branches, the Bank has an agricultural credit unit and an SBA lending unit with staff located at our corporate headquarters, offsite ATM’s at seven different non-branch locations, and a virtual branch through which customers can open deposit accounts and submit certain loan applications online. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2008 have been reclassified to be consistent with the reporting for 2009. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) related to fair value and impairment charges (see Note 9 – Fair Value Option and Fair Value Measurements, below), for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” amends Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157), to better determine fair value when there is no active market or where the price inputs being used represent distressed sales, and requires disclosures if application of the FSP results in any changes in valuation techniques or related inputs. FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” relates to FAS 115 and EITF 99-20. It affirms the requirement that the entire impairment of an impaired debt security be recognized as an other-than-temporary impairment (OTTI) in earnings if it is likely that the security will be sold prior to recovery of the security’s cost basis, but allows an entity to recognize the non-credit related portion of the security’s OTTI as part of other comprehensive income rather than earnings if it is more likely that an impaired security will held until its cost basis can be recovered. FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires additional qualitative disclosures under FAS 107 for interim periods for public companies, in addition to the existing annual requirement.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2009 and 2008, cash paid for interest due on interest-bearing liabilities was $4.3 million and $5.8 million, respectively. There was no cash paid for income taxes during the three months ended March 31, 2009, and $410,000 in cash paid for income taxes during the three months ended March 31, 2008. Assets totaling $1.3 million and $2.6 million were acquired in the settlement of loans for the three months ended March 31, 2009 and March 31, 2008, respectively, while $471,000 in foreclosed assets were sold during the first three months of 2009 relative to $1.3 million sold during the first three months of 2008. There were no loans extended to finance the sale of other real estate during the three months ended March 31, 2009, and only one loan in the amount of $825,000 for the three months ended March 31, 2008.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007 and our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although 424,278 options granted prior to the termination of the 1998 Plan were still outstanding as of March 31, 2009 and were not affected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to Awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarters of 2007 and 2008 and the number available for grant as of March 31, 2009 was 1,346,900.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $40,000 was reflected in the Company’s income statement during the first quarter of 2009 and $86,000 was reflected during the first quarter of 2008, as compensation expense related to outstanding and unvested stock options.

Note 6 – Earnings Per Share

Basic earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,675,846 weighted average shares outstanding during the first quarter of 2009, and 9,558,161 during the first quarter of 2008.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2009, the dilutive effect of options outstanding calculated under the treasury stock method totaled 76,579, which was added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2008, shares totaling 243,370 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-month Period Ended March 31,
	2009	2008
Net income	$2,695	$4,959
Other comprehensive income:
Unrealized holding gain	1,178	2,209
Less: reclassification adjustment	—	45

Pre-tax other comprehensive income	1,178	2,164
Less: tax impact of above	495	910

Net other comprehensive income	683	1,254

Comprehensive income	$3,378	$6,213

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

	March 31, 2009	December 31, 2008
Commitments to extend credit	$186,103	$177,230
Standby letters of credit	$10,444	$11,138
Commercial letters of credit	$10,082	$10,098

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

Note 9 – Fair Value Option and Fair Value Measurements

FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

In FAS 157, fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company used the following methods and significant assumptions to estimate fair values for each category of financial assets noted below:

•

Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

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

•

Impaired loans: A specific loss allowance is created for impaired loans, representing the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis. An impaired real estate loan might be carried on our books at its face value with an associated specific loss reserve included as part of the Company’s allowance for loan and lease losses, or it might be written down to its estimated impaired value with an offsetting entry to the allowance, depending on the likelihood of the ultimate realization of the impaired amount.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at March 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$1,423,294	$238,255,423	$—	$239,678,717
Loans Held for Sale	$650,746	$—	$—	$650,746

Assets and liabilities measured at the lower of cost or fair value on a non-recurring basis are summarized below:

	Lower of Cost or Fair Value at March 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$38,476,891	$3,940,208	$42,417,099
Foreclosed Assets	$—	$7,440,362	$—	$7,440,362

Impaired loans had a carrying amount of $44,690,738 at March 31, 2009, with a valuation allowance of $2,273,639.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include, but are not limited to, the possibility of deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and risks associated with the multitude of current and future laws and regulations to which the Company is and will be subject.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; deferred loan origination costs, as discussed below in “Non-Interest Revenue and Operating Expense,” which are estimated based on an annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually based on changes in the market capitalization of the Company and for which management has determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2009 compared to First Quarter 2008

Net income for the quarter ended March 31, 2009 was $2.7 million compared with $5.0 million for the quarter ended March 31, 2008, a drop of 46%. Basic and diluted earnings per share for the first quarter of 2009 were $0.28, compared to $0.52 basic earnings per share and $0.51 diluted earnings per share for the first quarter of 2008. The Company’s annualized return on average equity was 10.03% and annualized return on average assets was 0.83% for the quarter ended March 31, 2009, compared to a return on equity of 19.82% and return on assets of 1.62% for the quarter ended March 31, 2008. The primary drivers behind the variance in net income are as follows:

•

Because of a lower net interest margin, net interest income declined 1% despite an increase of $80 million, or 7%, in average interest-earning assets. Our net interest margin declined to 4.80% from 5.15% due to net interest reversals on loans placed on non-accrual in the first quarter of 2009, stronger growth in investments than in higher-yielding loans, a significant increase in the average balance of non-accruing loans and OREO, the impact of declining interest rates, and an increase in the percentage of interest-earning assets funded by interest-bearing liabilities.

•

The provision for loan losses was $3.6 million in the first quarter of 2009, which represents an increase of $1.3 million, or 59%, relative to the first quarter of 2008, due to an increase in specific reserves for potential losses on certain loans migrating to non-accrual status, and higher general reserves for certain performing loan categories as dictated by evolving historical loss rates and forward-looking risk factors.

•

Despite a $161,000, or 7%, increase in service charges on deposit accounts, total non-interest income declined by $727,000, or 17%, due in part to non-recurring events that added $459,000 to income in 2008. The drop also reflects the elimination of dividends on our FHLB equity investment, and includes a significant increase in pass-through operating costs associated with our investment in low-income housing tax credit funds. Tax credit investment costs are netted against non-interest income.

•

Total non-interest expense increased by $1.7 million, or 20%. In addition to increases in personnel and occupancy costs, related in part to our newest branches, other non-interest expenses were up by $939,000, or 37%. The increase in “Other” is due mainly to a $242,000 non-recurring offset against deposit services costs in the first quarter of 2008, an increase in FDIC insurance assessments, costs related to credit issues, and an increase in telecommunications expense.

•

The Company’s tax accrual rate dropped to 21% in the first quarter of 2009 from 32% in the first quarter of 2008, mainly because tax credits and tax-exempt municipal income stayed about the same and thus had a relatively greater impact on a lower level of pre-tax income.

FINANCIAL CONDITION SUMMARY

March 31, 2009 relative to December 31, 2008

The Company’s total assets were $1.308 billion at March 31, 2009, an $18 million decline relative to total assets of $1.326 billion at December 31, 2008. The most significant characteristics of and changes in the Company’s balance sheet during the first three months of 2009 are outlined below:

•

Total assets dropped due to a $17 million decline in cash and due from banks, caused mainly by timing differences on cash items in process of collection. Interest-earning assets were about the same, since a $3 million increase in fed funds sold and an increase of $585,000 in net loans and leases were roughly offset by a $4 million drop in investment securities.

•

Total deposits increased by $34 million, or 3%, although after a $24 million drop in wholesale-sourced brokered deposits is factored out, the growth in branch deposits is calculated at $58 million, or 6%. Most of the increase in branch deposits was in time deposits, including a $17 million increase in CDARS deposits and a $39 million increase in other time deposits over $100,000.

•	We were able to let $55 million in Federal Home Loan Bank (FHLB) borrowings roll off due to the aggregate deposit influx and the drop in total assets, thus improving our liquidity position.

•

Total nonperforming assets increased by $15 million, or 41%, ending the quarter at $52 million. An $11 million real estate loan that was classified as nonperforming, but is well-secured based on a current appraisal, represents a major portion of the increase. Nonperforming assets were 3.98% of total assets at March 31, 2009 and 2.79% at December 31, 2008.

•

The Company had net charge-offs against the allowance for loan and lease losses totaling $3.5 million during the first quarter of 2009, relative to $2.1 million during the first quarter of 2008. Losses on unsecured consumer loans were much lower, but losses on commercial loans and real estate loans increased substantially. As of March 31, 2009 our allowance for loan and lease losses was 1.60% of total loans, relative to 1.59% at December 31, 2008 and 1.35% at March 31, 2008. Because of the large increase in nonperforming loans, however, the allowance fell to 34% of nonperforming loans at March 31, 2009, from 51% at December 31, 2008.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the first quarter, net interest income declined by $142,000, or 1%, to $13.8 million in 2009 from $13.9 million in 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

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

Average Balances and Rates

	For the Quarter Ended March 31, 2009 (a) (b) (f)			For the Quarter Ended March 31, 2008 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$12,022	$36	1.21%	$705	$6	3.42%
Taxable	181,687	2,098	4.68%	138,235	1,592	4.63%
Non-taxable	58,650	588	4.07%	58,425	578	3.98%
Equity	1,601	—	0.00%	335	—	0.00%

Total Investments	253,960	2,722	4.35%	197,700	2,176	4.43%

Loans and Leases:(c) (e)
Agricultural	12,809	174	5.51%	11,659	233	8.04%
Commercial	138,718	2,024	5.92%	133,703	2,663	8.01%
Real Estate	667,750	11,173	6.79%	689,088	13,732	8.01%
Consumer	65,493	1,351	8.37%	55,212	1,372	9.99%
Direct Financing Leases	16,980	257	6.14%	19,832	303	6.14%
Other	38,184	—	0.00%	6,533	—	0.00%

Total Loans and Leases	939,934	14,979	6.46%	916,027	18,303	8.04%

Total Interest Earning Assets (e)	1,193,894	17,701	6.01%	1,113,727	20,479	7.40%

Other Earning Assets	9,361			10,567
Non-Earning Assets	109,167			108,504

Total Assets	$1,312,422			$1,232,798

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$102,275	$90	0.36%	$88,801	$102	0.46%
Savings Accounts	57,497	41	0.29%	52,670	69	0.53%
Money Market	145,861	558	1.55%	126,029	715	2.28%
CDAR’s	116,099	659	2.30%	15,493	151	3.92%
Certificates of Deposit < $100,000	115,348	588	2.07%	129,110	1,203	3.75%
Certificates of Deposit ≥ $100,000	198,983	648	1.32%	155,150	1,415	3.67%
Brokered Deposits	119,477	659	2.24%	66,767	771	4.64%

Total Interest Bearing Deposits	855,540	3,243	1.54%	634,020	4,426	2.81%
Borrowed Funds:
Federal Funds Purchased	648	—	0.00%	7,734	66	3.43%
Repurchase Agreements	24,328	17	0.28%	23,463	29	0.50%
Short-Term Borrowings	22,458	117	2.11%	174,325	1,409	3.25%
Long-Term Borrowings	28,111	241	3.48%	10,824	91	3.38%
TRUPS	30,928	282	3.70%	30,928	515	6.70%

Total Borrowed Funds	106,473	657	2.50%	247,274	2,110	3.43%

Total Interest Bearing Liabilities	962,013	3,900	1.64%	881,294	6,536	2.98%

Demand Deposits	226,351			232,399

Other Liabilities	15,050			18,461

Shareholders' Equity	109,008			100,644
Total Liabilities and Shareholders' Equity	$1,312,422			$1,232,798

Interest Income/Interest Earning Assets			6.12%			7.51%
Interest Expense/Interest Earning Assets			1.32%			2.36%

Net Interest Income and Margin(d)		$13,801	4.80%		$13,943	5.15%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $42 thousand and $290 thousand for the quarters ended March 31, 2009 and 2008. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the rate variance.

Volume & Rate Variances

(dollars in thousands)	Quarter Ended March 31, 2009 over 2008
	Increase (decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$96	$(66)	$30
Taxable	500	6	506
Non-taxable (1)	2	8	10
Equity	—	—	—

Total Investments	598	(52)	546

Loans and Leases:
Agricultural	23	(82)	(59)
Commercial	100	(739)	(639)
Real Estate	(425)	(2,134)	(2,559)
Consumer	255	(276)	(21)
Direct Financing Leases	(44)	(2)	(46)
Other	—	—	—

Total Loans and Leases	(90)	(3,234)	(3,324)

Total Interest Earning Assets	508	(3,286)	(2,778)

Liabilities
Interest Bearing Deposits:
NOW	15	(27)	(12)
Savings Accounts	6	(34)	(28)
Money Market	113	(270)	(157)
CDAR’s	981	(473)	508
Certificates of Deposit < $100,000	(128)	(487)	(615)
Certificates of Deposit ≥ $100,000	400	(1,167)	(767)
Brokered Deposits	609	(721)	(112)

Total Interest Bearing Deposits	1,995	(3,178)	(1,183)

Borrowed Funds:
Federal Funds Purchased	(60)	(6)	(66)
Repurchase Agreements	1	(13)	(12)
Short Term Borrowings	(1,227)	(65)	(1,292)
Long Term Borrowings	145	5	150
TRUPS	—	(233)	(233)

Total Borrowed Funds	(1,141)	(312)	(1,453)

Total Interest Bearing Liabilities	855	(3,491)	(2,636)

Net Interest Margin/Income	$(347)	$205	$(142)

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, pure volume variances had a negative $347,000 impact on net interest income in the first quarter of 2009 relative to the first quarter of 2008. This is counterintuitive given the $80 million increase in average interest-earning assets, but can be explained by shifting balances for both assets and liabilities. On the asset side most of the growth in average balances was in investments, which have yields significantly lower than average loan yields, and there was also migration out of relatively high-yielding real estate loans into non-accruing loans. Within interest-bearing liabilities, there was considerable movement from average short-term borrowings into jumbo time deposits, with the latter having a much higher relative cost in the first quarter of 2008, the period used for volume variance calculations. Furthermore, the ratio of average demand deposits, other liabilities, and shareholders’ equity to average assets declined to 27% in the first quarter of 2009 from 29% in the first quarter of 2008, primarily because average demand deposit balances were $6 million lower. This had the undesirable effect of increasing the percentage of the Company’s assets that are funded by interest-bearing liabilities, and also had a negative impact on the quarterly volume variance.

In contrast to the negative volume variance, the net rate variance for the quarterly comparison was a favorable $205,000. Prior to the allocation of variances attributable to both rate and volume changes, however, the pure rate variance in net interest income was negative due to net interest reversals of $265,000 for the first quarter of 2009 and no interest reversals in the first quarter of 2008, and because of the unfavorable impact of declining interest rates. While short-term market interest rates have been relatively stable thus far in 2009, they dropped more than 375 basis points during 2008, impacting both interest-earning assets and interest-bearing liabilities. The Company’s yield on interest-earning assets was 130 basis points lower in the first quarter of 2009 than in the first quarter of 2008, excluding the effect of interest reversals and recoveries, and the cost of interest-bearing liabilities was 134 basis points lower. Despite the slightly larger decline in the rate on interest-bearing liabilities, the rate variance was negatively impacted due to our large net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the first quarter of 2008, which is the base period for the rate variance calculation, was $232 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.80% in the first quarter of 2009 as compared to 5.15% in the first quarter of 2008, a drop of 35 basis points. Approximately nine basis points of the difference came from the impact of interest reversals in the first quarter of 2009, and a $38 million increase in the average balance of nonperforming assets also shaved about 15 basis points from our net interest margin in the first quarter of 2009. These negative events were exacerbated by the steep decline in market interest rates. As interest rates declined in 2008, the rates on our non-maturity deposits, such as NOW, savings, and money market accounts, drew closer to a natural floor of zero and thus did not re-price to the same extent as variable- and adjustable-rate assets.

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

The Company’s provision for loan losses increased by $1.3 million, or 59%, in the first quarter of 2009 versus the first quarter of 2008. Some of this increase can be explained by the $1.4 million increase in net charge-offs (detailed below in the table shown in “Allowance for Loan and Lease Losses”), but many of the charged-off loan balances had specific reserves allocated to them as of the beginning of the quarter and charging them off did not necessarily create the need for reserve replenishment. In addition to the increase in reserves related to charge-offs, we provided specific reserves as necessary for loans placed on non-accrual status during the quarter and adjusted general reserves for changes in historical loss rates and forward-looking risk factors. The procedures for monitoring the adequacy of the allowance, and detailed information on the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the first quarter of 2009 relative to the first quarter of 2008:

Non-Interest Income/Expense

(dollars in thousands, unaudited)	For the Quarter Ended March 31,
	2009	% of Total	2008	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,629	76.42%	$2,468	59.22%
Other service charges, commissions & fees	620	18.02%	1,051	25.22%
Gains on sales of loans	6	0.17%	1	0.02%
Gains on called securities	66	1.92%	45	1.08%
Loan servicing income	11	0.32%	15	0.36%
Bank owned life insurance	106	3.08%	160	3.84%
Other	2	0.06%	427	10.25%

Total non-interest income	3,440	100.00%	4,167	100.00%
As a % of average interest-earning assets (2)		1.17%		1.52%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	5,060	49.54%	4,498	52.65%
Occupancy costs
Furniture & equipment	668	6.54%	655	7.67%
Premises	987	9.67%	831	9.73%
Advertising and marketing costs	470	4.60%	498	5.83%
Data processing costs	319	3.12%	329	3.85%
Deposit services costs	557	5.45%	246	2.88%
Loan services costs
Loan processing	164	1.61%	102	1.19%
Foreclosed assets	316	3.09%	8	0.09%
Credit card	—	0.00%	1	0.01%
Other operating costs
Telephone & data communications	339	3.32%	225	2.64%
Postage & mail	126	1.23%	114	1.34%
Other	282	2.76%	289	3.38%
Professional services costs
Legal & accounting	360	3.53%	266	3.11%
Other professional service	363	3.56%	265	3.10%
Stationery & supply costs	148	1.45%	117	1.37%
Sundry & tellers	54	0.53%	99	1.16%

Total non-interest Expense	$10,213	100.00%	$8,543	100.00%

As a % of average interest-earning assets (2)		3.47%		3.09%
Efficiency Ratio (1)	58.09%		47.16%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect a decline of $727,000, or 17%, in total other operating income for the quarter ended March 31, 2009 relative to the quarter ended March 31, 2008. The decline is due in part to the following non-recurring income in the first quarter of 2008: A $289,000 gain on the mandatory redemption of Visa shares, an $82,000 gain from vacant land adjacent to our Hanford branch which was sold to the city of Hanford at the request of the city, a $45,000 gain on called securities, losses on OREO sales totaling $32,000, and a $75,000 contingent payment received in the first quarter of 2008 which represents the final payment resulting from the outsourcing of our merchant services function in late 2006. There were also a few non-recurring income items in the first quarter of 2009, including a $66,000 recovery on a previously charged-off investment in a title insurance holding company, and a $28,000 loss on the disposition of OREO. Total other operating income fell to 1.17% of average earning assets in the first quarter of 2009 from 1.52% of average earning assets in the first quarter of 2008.

For the first quarter, service charges on deposit accounts increased by $161,000, or 7%, relative to an increase of only 2% in average transaction account balances. Service charges on deposits improved due to returned item and overdraft fees generated by new consumer checking accounts, and a fee increase that became effective mid-2008. Despite the increase for the quarter, however, average service charges per account appear to be trending down in recent months, presumably due to more efficient cash management by consumers and businesses in the current difficult economic environment.

Other service charges, commissions, and fees declined by $431,000, or 41%, in the first quarter of 2009 relative to the first quarter of 2008. The drop includes the $75,000 contingent payment in 2008 noted above, as well as a $295,000 increase in pass-through operating costs associated with our investment in low-income housing tax credit funds. Tax credit investment costs are netted against non-interest income. Also having a negative impact on this revenue category was the recent suspension of FHLB dividends, which contributed $127,000 to income in the first quarter of 2008 but none in the first quarter of 2009. We have not been able to determine from FHLB announcements how long their current capital preservation policy will continue.

Bank-owned life insurance (BOLI) income declined by $54,000, or 34%, in the first quarter of 2009 relative to the first quarter of 2008. While income from our “general account” BOLI has remained fairly consistent, the primary reason for the drop is higher losses on a relatively small investment in “separate account” BOLI. At March 31, 2009 the Company had $27.0 million invested in single-premium general account BOLI, with an interest credit rate that does not change frequently and is floored at no less than 3%. Income from this BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition, as of the same date, the Company had $1.5 million invested in separate account BOLI, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Aggregate BOLI income for the first quarter of 2009 declined mainly because losses on separate account BOLI were $50,000 greater than in the first quarter of 2008. As noted above, these losses are related to participant losses on deferred compensation balances, which also caused a drop in expense accruals for employee benefits and directors costs in the first quarters of 2009 and 2008.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income fell by $425,000 for the first quarter due mainly to non-recurring items: The first quarter of 2009 includes the $28,000 loss on the disposition of OREO, while the first quarter of 2008 includes the $289,000 gain on the redemption of Visa stock and the $82,000 gain on the sale of real property, less $32,000 in OREO losses.

Total operating expense (non-interest expense) was $10.2 million for the quarter ended March 31, 2009, an increase of $1.7 million, or 20%, relative to total operating expense for the same period in 2008. The increase includes a net difference of $423,000 in non-recurring items: The first quarter of 2009 includes OREO write-downs of $225,000 and an operations-related legal settlement of $50,000, partially offset by an insurance recovery of $70,000 from a prior period legal settlement; and, the first quarter of 2008 includes a $24,000 operational loss in one of our branches, less expense reductions totaling $242,000, in the form of incentive payments/expense reimbursements received from certain vendors in conjunction with our debit card and EFT processing conversions. Non-interest expenses increased to 3.47% of average earning assets for the first quarter of 2009 from 3.09% in the first quarter of 2008.

The largest component of non-interest expense, salaries and employee benefits, increased by $562,000, or 12%, for the comparative quarters. The increase is due in part to a lower level of salaries associated with successful loan originations, which are deferred and amortized as an adjustment to loan yields pursuant to FAS 91. Salaries deferred pursuant to FAS 91 fell to $601,000 in the first quarter of 2009 from $965,000 in the first quarter of 2008, a drop of $364,000 due to lower loan origination activity. Also contributing to the increase in salaries and benefits in the first quarter of 2009 relative to the first quarter of 2008 were staffing costs associated with our two newest branches, and normal annual salary adjustments. A drop of $43,000 in deferred compensation expense, stemming from higher participant losses on deferred compensation investments as explained above in our discussion of BOLI income, helped offset some of the increase in salaries. Despite their overall increase, salaries and benefits fell to 49.5% of total non-interest expense for the first quarter of 2009 from 52.7% in the first quarter of 2008 due to relatively large increases in other expense categories. Occupancy expense was up by $169,000, or 11%, due primarily to costs associated with our new branches but also due to an increase in insurance premiums. As with salaries and benefits, occupancy expense declined relative to total non-interest expense due to the large increases in other expense categories.

Deposit services costs increased $311,000, or 126%, in the first quarter of 2009 relative to the first quarter of 2008. This is the second largest increase for any individual operating expense category, due in large part to the aforementioned $242,000 in non-recurring incentive payments that were received in the first quarter of 2008. Costs related to remote deposit capture and anti-fraud measures also contributed to the increase. Deposit costs increased to 5.5% of total non-interest expense in the first quarter of 2009, from 2.9% in the first quarter of 2008.

Other notable changes in non-interest expense categories are as follows: Loan processing costs increased by $62,000 because of higher expenses for appraisals and inspections, plus higher demand and foreclosure costs; foreclosed asset costs were $308,000 higher, because of a $225,000 increase in OREO write-downs and an $83,000 increase in foreclosed asset operating expenses; telephone and data communications costs were $114,000 higher due in large part to network upgrades and additional lines for our new branches; legal and accounting expenses were $94,000 higher because of an increase in collections-related legal costs; other professional services expenses were higher because of an increase of $146,000 in FDIC deposit insurance premiums, which was partially offset by a $32,000 drop in directors’ deferred fee accruals due to higher participant losses on deferred compensation plans; and sundry and teller costs declined $45,000 due primarily to non-recurring items that were mentioned above, namely the $70,000 insurance recovery less a $50,000 legal settlement in the first quarter of 2009, and the $24,000 operational charge-off in one of our branches the first quarter of 2008.

Because the percentage increase in net interest plus other income was much lower than the increase in total non-interest expense, the Company’s tax-equivalent overhead efficiency ratio increased to 58.09% for the first quarter of 2009 from 47.16% for the first quarter of 2008. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax provision totaled $732,000, or 21% of pre-tax income in the first quarter of 2009, and $2.3 million, or 32% of pre-tax income for the first quarter of 2008. The tax accrual rate in 2009 was favorably affected by the relatively larger impact of tax credits and other tax preference items on a lower level of pre-tax income.

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

Investment Portfolio

(dollars in thousands, unaudited)	March 31, 2009		December 31, 2008
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$—	$—	$500	$503
US Government Agencies & Corporations	9,555	9,891	9,565	9,891
Mortgage-backed securities	165,945	170,173	170,604	173,820
State & political subdivisions	58,602	58,189	58,346	57,427
Equity securities	2,705	1,426	2,705	1,772

Total Investment Securities	$236,807	$239,679	$241,720	$243,413

The fair market value (which for the Company is the carrying value) of the investment portfolio declined by $4 million, or 2%, during the first three months of 2009. Mortgage-backed securities were down by $4 million due to prepayments, while the balance of municipal bonds increased by $762,000 as the Company has taken advantage of relative value in that sector. No equity securities were bought or sold during the first quarter of 2009, however the market value of our equity investments fell by $346,000 during the quarter. Securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $206 million at March 31, 2009, and $212 million at December 31, 2008, leaving $33 million in unpledged securities at March 31, 2009 and $31 million at December 31, 2008. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $32 million at March 31, 2009 and $27 million at December 31, 2008. There was $8.3 million in fed funds sold at March 31, 2009 and $5.5 million at December 31, 2008, and the Company’s investment in the time deposits of other banks totaled $5.1 million at March 31, 2009 and December 31, 2008. Aggregate investments were 19% of total assets at March 31, 2009 and December 31, 2008.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $947 million at the end of March 2009, an increase of only $458,000 since December 31, 2008. We anticipate that loan balances will continue to grow at a relatively slow pace for the remainder of the year due to light demand, tightened credit criteria for real estate loans, and management’s decision to increase attention devoted to monitoring and managing current loan relationships versus promoting growth in the loan portfolio.

A comparative schedule of the distribution of the Company’s loans at March 31, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)	March 31 2009	December 31 2008
Real Estate:
1-4 family residential construction	24,959	25,784
Other Construction/Land	128,598	146,384
1-4 family — closed-end	115,362	113,344
Equity Lines	64,645	62,823
Multi-family residential	8,609	9,276
Commercial RE — owner occupied	229,251	224,640
Commercial RE — non-owner occupied	68,543	61,189
Farmland	66,088	62,902

Total Real Estate	706,055	706,342
Agricultural products	11,408	13,542
Commercial and Industrial	127,982	122,791
Small Business Administration Loans	19,629	19,463
Direct finance leases	18,738	19,883
Consumer loans	63,286	64,619

Total Loans and Leases	$947,098	$946,640

Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	2.64%	2.72%
Other Construction/land	13.58%	15.46%
1-4 family — closed-end	12.18%	11.97%
Equity Lines	6.83%	6.64%
Multi-family residential	0.91%	0.98%
Commercial RE — owner occupied	24.20%	23.73%
Commercial RE — non-owner occupied	7.24%	6.46%
Farmland	6.98%	6.64%

Total Real Estate	74.56%	74.60%
Agricultural products	1.20%	1.43%
Commercial and Industrial	13.51%	12.98%
Small Business Administration Loans	2.07%	2.06%
Direct finance leases	1.98%	2.10%
Consumer loans	6.68%	6.83%

Total Loans and Leases	100.00%	100.00%

Commercial loans grew by over $5 million, or 4%, due to an increase in outstanding balances under mortgage warehouse lines of credit. This increase was offset by lower agricultural production balances, due to seasonal fluctuations, as well as declining balances for consumer loans and direct finance leases. There is also a shift apparent within real estate loans, from balances secured by non-residential construction and land loans into commercial real estate loans, residential mortgage loans and loans secured by farmland. Part of this was due to construction loans that were completed and subsequently migrated into permanent loan status.

Although not reflected in the loan totals above, from time to time the Company originates and sells agricultural and residential mortgage loans to certain other investors, and we currently provide servicing for a small number of SBA loans and agricultural mortgage loans. The balance of loans serviced for others, including participations sold, was $9 million at March 31, 2009 as compared to $10 million at December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $186 million at March 31, 2009 as compared to $177 million at December 31, 2008, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 20% of gross loans outstanding at March 31, 2009, and 19% at December 31, 2008. In addition to unused loan commitments, the Company had letters of credit totaling $21 million at both March 31, 2009 and December 31, 2008.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); loans restructured where the terms of repayment have been renegotiated resulting in a deferral of interest or principal; and foreclosed assets, including mobile homes and other real estate owned (OREO). Management’s classification of a loan as non-accrual or restructured is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing interest income, reverses previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans, and begins recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management, when the Company believes that the borrower will eventually regain the resources to make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table presents comparative data for the Company’s nonperforming assets:

Non-performing Assets

(dollars in thousands, unaudited)	March 31 2009	December 31 2008
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$5,309	$4,809
Other Construction/Land	31,486	19,090
1-4 family — closed-end	2,158	2,105
Equity Lines	248	186
Multi-family residential	—	628
Commercial RE — owner occupied	737	455
Commercial RE — non-owner occupied	1,501	78
Farmland	—	42

TOTAL REAL ESTATE	41,439	27,393
Agricultural products	—	—
Commercial and Industrial	459	771
Small Business Administration Loans	1,809	862
Direct finance leases	428	369
Consumer loans	556	391

SUBTOTAL	$44,691	$29,786

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Real Estate:	$—	$—
1-4 family residential construction	—	—
Other Construction/Land	—	—
1-4 family — closed-end	—	—
Equity Lines	—	—
Multi-family residential	—	—
Commercial RE — owner occupied	—	—
Commercial RE — non-owner occupied	—	—
Farmland	—	—

TOTAL REAL ESTATE	—	—
Agricultural products	—	—
Commercial and Industrial	—	—
Small Business Administration Loans	—	—
Direct finance leases	—	71
Consumer loans	—	—

SUBTOTAL	—	71

TOTAL NONPERFORMING LOANS	44,691	29,857
Foreclosed assets	7,440	7,127

Total nonperforming assets	$52,131	$36,984

Restructured loans	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	4.72%	3.15%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	5.46%	3.88%

Total nonperforming assets were $52.1 million at March 31, 2009 relative to $37.0 million at December 31, 2008, an increase of $15.1 million, or 41%. Most of the increase came from an $11.4 million loan secured by land zoned for residential development, which was placed on non-accrual due to the developer’s inability to make payments. Based on recent appraisals, the loan is strongly collateralized and does not currently require a loss reserve. There was also an increase of $1.4 million in non-owner occupied commercial real estate balances in the first quarter of 2009, due to a $1.5 million loan on a min-storage facility that was placed on non-accrual. Non-accruing SBA loans experienced a sizeable increase during the first quarter of 2009, as well, going up by $947,000, or 110%, primarily due to three borrowers whose businesses were unable to survive the extended duration of the economic downturn.

Foreclosed assets represent $7.4 million of the nonperforming asset balance at March 31, 2009, with close to $4 million of that number comprised of three loan relationships with an acquisition and development component. Foreclosed assets are up by $313,000, or 4%, relative to the end of 2008.

Nonperforming assets were 5.46% of total gross loans and leases plus foreclosed assets at March 31, 2009 and 3.88% at December 31, 2008, up from 0.94% at March 31, 2008. While our balance of nonperforming assets has experienced a sizeable increase over the past 12 months, an action plan is in place for each of our non-performing and foreclosed assets and they are all being actively managed, although we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At March 31, 2009 the allowance for loan and lease losses was $15.2 million, or 1.60% of gross loans, a 1% increase from the $15.1 million allowance at December 31, 2008 which was 1.59% of gross loans. The allowance has increased by $2.7 million, or 22%, in comparison to March 31, 2008, at which time it was 1.35% of gross loans. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at March 31, 2009.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)	For the Quarter Ended March 31 2009	For the Year Ended December 31 2008	For the Quarter Ended March 31 2008
Balances:
Average gross loans and leases outstanding during period	$939,934	$931,382	$916,027

Gross loans and leases outstanding at end of period	$947,098	$946,640	$921,044

Allowance for Loan and Lease Losses:
Balance at beginning of period	$15,094	$12,276	$12,276
Provision charged to expense	3,601	19,456	2,270
Charge-offs
Agricultural	—	—	—
Commercial & industrial loans(1)	1,488	3,066	630
Real estate loans	1,316	9,741	312
Consumer loans	684	3,364	1,067
Credit card loans	65	255	—
Direct Financing Leases	12	17	—
Overdrafts	93	782	150

Total	3,658	17,225	2,159

Recoveries
Agricultural	—	—	—
Commercial & industrial loans(1)	81	236	33
Real estate loans	—	35	1
Consumer loans	11	142	10
Credit card loans	4	38	12
Direct Financing Leases	3	23	—
Overdrafts	45	113	35

Total	144	587	91

Net loan charge offs (recoveries)	3,514	16,638	2,068

Balance	$15,181	$15,094	$12,478

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.52%	1.79%	0.91%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.60%	1.59%	1.35%
Allowance for Loan Losses to Nonperforming Loans	33.97%	50.55%	177.72%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	23.15%	110.23%	16.57%
Net Loan Charge-offs to Provision for Loan Losses	97.58%	85.52%	91.10%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $1.3 million higher in the first quarter of 2009 than in the first quarter of 2008, and net charge-offs increased by $1.4 million. As noted previously, the provision was higher because of the increase in charge-offs, as well as increased specific reserves for loans placed on non-accrual and higher general reserves due to increasing historical loss factors. Net charge-offs increased for the first quarter of 2009 relative to the first quarter of 2008 primarily because of write-downs on impaired real estate loans and an increase in losses on unsecured business loans, partially offset by a drop in net losses on consumer loans. First quarter 2009 net charge-offs include commercial loans (primarily unsecured business lines of credit) and the non-guaranteed portion of SBA loans totaling $1.4 million, real estate loan balances (including equity lines) of $1.3 million, unsecured personal lines of credit of $567,000, and other consumer loans and overdrafts adding up to $215,000.

Because of the large increase in nonperforming loans, the majority of which came from the aforementioned $11.4 million loan that did not require a specific reserve, the Company’s allowance for loan and lease losses fell to 35% of nonperforming loans at March 31, 2009 from 51% at December 31, 2008. The Company considers its allowance for loan and lease losses at March 31, 2009 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. However, no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $24 million at March 31, 2009, compared to the $41 million balance at December 31, 2008. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $31 million average of cash and due from banks for the first three months of 2009 was down about 9% from the $34 million average for all of 2008. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our gradual conversion to check imaging at the branch level has also helped reduce the level of cash items in process of collection.

Net premises and equipment declined slightly during the first quarter of 2009, and “other assets” were also slightly lower. At March 31, 2009, other assets includes as its largest components $29 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $12 million investment in low-income housing tax credit funds, a $9 million investment in restricted stock, over $7 million in OREO and other foreclosed assets, accrued interest receivable totaling $6 million, goodwill of about $6 million, prepaid taxes of $3 million, a net deferred tax asset of $1 million, and $2 million in operating leases. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings, but a recent notice from the FHLB of San Francisco indicated that their stock repurchase activities and dividends have been temporarily suspended, thus our FHLB stock investment could remain at current levels for an indeterminable period of time even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. The Company’s goodwill is evaluated annually, and because the market value of the Company exceeded its book value as of the measurement date, no further testing was deemed necessary and management determined that no impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

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

A comparative schedule of the distribution of the Company’s deposits at March 31, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)	March 31 2009	December 31 2008
Demand	$221,150	$232,168
NOW	106,240	100,949
Savings	59,416	55,373
Money Market	149,769	146,896
CDAR's	129,757	112,660
Customer Time deposit < $100,000	115,532	115,303
Customer Time deposits ≥ $100,000	221,845	182,649
Brokered Deposits	91,300	115,500

Total Deposits	$1,095,009	$1,061,498

Percentage of Total Deposits
Demand	20.20%	21.87%
NOW	9.70%	9.51%
Savings	5.43%	5.22%
Money Market	13.68%	13.84%
CDAR's	11.85%	10.61%
Customer Time deposit < $100,000	10.55%	10.86%
Customer Time deposits ≥ $100,000	20.26%	17.21%
Brokered Deposits	8.33%	10.88%

Total	100.00%	100.00%

Aggregate deposits increased by $34 million during the first three months of 2009, although after a $24 million drop in wholesale-sourced brokered deposits is factored out, the growth in branch deposits is calculated at $58 million, or 6%. Most of the increase in branch deposits was in time deposits, including a $17 million increase in relatively stable CDARS deposits sourced from local customers, and a $39 million increase in other time deposits over $100,000 (Jumbo CD’s). The new Jumbo CD money appears to be coming from current customers who are placing renewed value on the safety and security of insured time deposits, as well as from new customers who have sought a more stable and secure option for their investments.

Transaction account balances (DDA and NOW accounts) declined by a combined $6 million, or 2%, during the quarter, although the number of transaction accounts continues to increase as a result of our high performance checking (HPC) initiatives. The number of transaction accounts rose by over 1,300, or 3%, in the first quarter of 2009, but the average balance per transaction account is down 4% at March 31, 2009 relative to December 31, 2008, presumably due to withdrawals for tax payments and to pay down consumer debt. Core savings and money market deposits increased by $4 million, or 7%, and $3 million, or 2%, respectively, effectively offsetting the drop in transaction account balances.

Management recognizes that maintaining a high level of customer deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. Our recent deposit-related efforts include more aggressive marketing of remote deposit capture, the addition of a high-yield “rewards checking” option for online accounts, and the designation of a senior-level director of deposit services and deposit specialists in certain regions to assist current and potential business customers with their deposit needs. Information concerning average balances and rates paid on deposits by deposit type for the quarters ended March 31, 2009 and 2008 is contained in the “Average Rates and Balances” table appearing above in the section titled “Net Interest Income and Net Interest Margin.”

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

As of March 31, 2009, FHLB borrowings totaled $35 million, with $15 million in the form of short-term advances and $20 million in the form of long-term borrowings (remaining maturity over one year). Short-term borrowings reflect a decline of $45 million, or 75%, during the first quarter of 2009, enabled by the increase in deposits and the drop in cash and due from banks. Long term borrowings declined by $10 million, as borrowings rolling into the short-term category were not replaced.

The Company uses short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no overnight fed funds purchased at the end of March 2009 or at the end of December 2008. Overnight FHLB advances were $25 million at the end of the year, however, and have since dropped to zero, since our on-balance sheet liquidity has recently increased and our need for overnight borrowings has been eliminated. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $25 million at March 31, 2009, relative to a $24 million balance at the end of December 2008. In addition, the Company had $31 million in junior subordinated debentures at March 31, 2009 and December 31, 2008.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities dropped slightly during the first quarter of 2009, due mainly to a reduction in our reserve for current taxes.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2009, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $65 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and readily marketable loan balances in the amount of $15 million at March 31, 2009. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $326 million at March 31, 2009. An additional $175 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and purchases the required amount of FHLB stock. The Company is also eligible to borrow approximately $11 million at the Federal Reserve Discount Window if necessary, based on pledged assets as of March 31, 2009. The Company manages its liquidity in such a fashion as to be able to meet any unexpected change in levels of assets or liabilities.

The Company’s liquidity ratio and average loans to assets ratio were 14% and 71%, respectively, at March 31, 2009, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits and short-term liabilities as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at March 31, 2009. We anticipate that slower loan growth and our efforts to increase core deposits will have a positive impact on our liquidity position, although no assurance can be provided that this will be the case.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of March 31, 2009, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	5,026	-$	2,023	-$	1,056	-$	1,371	-$	1,589	-$	2,077
% Change		-8.93%		-3.59%		-1.88%		-2.44%		-2.82%		-3.69%

For much of 2008 our internal model projected an interest rate risk profile that was slightly liability sensitive across the board, meaning that interest-bearing liabilities re-price more quickly than interest-earning assets, and, all else being equal, the Company’s net interest margin should be higher when short-term rates are falling and lower when short-term rates are rising. In reality, however, even though rates were falling for most of the year, interest reversals, a rising level of nonperforming assets, and competitive pressures on deposit rates offset the favorable impact we otherwise would have experienced because of our liability sensitive position. To help mitigate the net interest margin pressure we experienced in 2008, we reduced our prime lending rate by smaller percentages than the declines in short-term market interest rates.

Our current interest rate risk profile indicates that both rate increases and rate decreases will have a negative impact on our net interest margin. If there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $1.4 million lower, a decline of 2.44% relative to net interest income in a flat rate scenario, and the negative variance becomes more pronounced the greater the increase in interest rates. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $1.1 million lower, a drop of 1.88% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points.

A more linear relationship might normally be expected between changes in rates and net interest income (e.g., because projected net interest income is lower in rising rate scenarios, one might assume that it should increase proportionately in declining rate scenarios). However, net interest income falls as rates decline due to the fact that deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. Moreover, because we expect to raise our prime lending rate at a slower pace than market interest rates when they begin to increase again, to reduce the prime rate differential noted previously, there is a larger initial drop in net interest income than might otherwise be expected in rising rate scenarios. In an attempt to create a more defensive posture in rising rate scenarios, we are currently placing emphasis on adding variable rate loans and lengthening the duration of interest-sensitive liabilities when possible, although no assurance can be provided that this will occur.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.

The economic value of equity (EVE) is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. The table below shows estimated changes in the Company’s EVE as of March 31, 2009, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$59,777	$35,675	$19,729	-$	24,010	-$	44,347	-$	63,720
% Change	26.19%	15.63%	8.65%		-10.52%		-19.43%		-27.92%

The slope of EVE under varying interest rate scenarios is substantially steeper than the slope for the Company’s net interest income simulations, due primarily to runoff assumptions for $537 million in non-maturity deposits. Our net interest income simulations incorporate growth rather than runoff for aggregate non-maturity deposits. If a higher deposit decay rate is used for EVE simulations the decline becomes more severe, while the slope conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. Under declining rates, a floor of zero (or slightly above zero) for the discount rate on variable rate deposits and other liabilities, and increased principal prepayments and calls on investment securities and fixed rate loans, partially offset the increase in the value of fixed-rate loans. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. As noted above, we are currently attempting to initiate a reverse strategy by focusing on variable rate loans and longer-maturity funding, and thus hope to reduce the exposure of our economic value of equity to rising rates.

CAPITAL RESOURCES

At March 31, 2009, the Company had total shareholders’ equity of $109.3 million, comprised of $13.5 million in common stock, additional paid-in capital of $8.5 million, $85.7 million in retained earnings, and $1.7 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2008 was $106.8 million. The $2.5 million increase in shareholders’ equity during the first quarter of 2009 was due primarily to the addition of net earnings for the quarter less $968,000 in dividends paid, and an increase of $684,000 in accumulated comprehensive income representing the change in the mark-to-market differential of our investment securities (net of the tax impact).

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they are within established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at March 31, 2009 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)	March 31, 2009	December 31, 2008	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.77%	13.60%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.52%	12.30%	6.00%
Tier 1 Leverage Ratio	10.05%	9.90%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	12.83%	12.60%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.58%	11.40%	6.00%
Tier 1 Leverage Ratio	9.28%	9.10%	5.00%

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

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified by the SEC.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2009:

	January	February	March
Total shares purchased	0	0	0
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	N/A	N/A	N/A
Maximum number of shares remaining for purchase under a plan or program (1)	100,669	100,669	100,669

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time. That amount was supplemented by 250,000 shares on May 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 8, 2009	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

May 8, 2009	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Executive Vice President & Chief Financial Officer