Form 10-Q
period 2009-06-30
SIERRA BANCORP
filed 2009-08-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Yes  ☑                        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Common stock, no par value, 9,679,641 shares outstanding as of July 30, 2009

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Cash and due from banks	$31,835	$40,960
Interest-bearing deposits in other banks	5,325	5,050
Federal funds sold	—	5,500

Total Cash & Cash Equivalents	37,160	51,510
Investment securities available for sale	236,385	243,413
Loans and leases:
Gross loans and leases	935,551	946,640
Allowance for loan and lease losses	(16,358)	(15,094)
Deferred loan and lease fees, net	(721)	(1,365)

Net Loans and Leases	918,472	930,181
Premises and equipment, net	19,097	19,280
Other assets	84,702	81,908

TOTAL ASSETS	$1,295,816	$1,326,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$228,914	$232,168
Interest bearing	847,705	829,330

Total Deposits	1,076,619	1,061,498
Federal funds purchased and repurchase agreements	26,497	24,419
Short-term borrowings	19,100	59,500
Long-term borrowings	20,000	30,000
Other liabilities	12,274	13,147
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,185,418	1,219,492

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 9,679,141 and 9,673,291 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	13,469	13,429
Additional paid in capital	8,540	8,460
Retained earnings	87,284	83,932
Accumulated other comprehensive income	1,105	979

TOTAL SHAREHOLDER’S EQUITY	110,398	106,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,295,816	$1,326,292

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$15,157	$16,767	$30,136	$35,070
Interest on investment securities:
Taxable	1,988	2,080	4,086	3,673
Tax-exempt	621	600	1,209	1,178
Interest on Federal funds sold and interest-bearing deposits	41	6	77	11
Interest on Equity Investments	62	—	62	—

Total interest income	17,869	19,453	35,570	39,932
Interest expense:
Interest on deposits	2,717	3,802	5,960	8,229
Interest on short-term borrowings	106	802	240	2,306
Interest on long-term borrowings	184	266	425	356
Interest on manditorily redeemable trust preferred securities	262	367	544	882

Total interest expense	3,269	5,237	7,169	11,773
Net Interest Income	14,600	14,216	28,401	28,159
Provision for loan losses	3,902	2,650	7,503	4,920

Net Interest Income after Provision for Loan Losses	10,698	11,566	20,898	23,239
Non-interest revenue:
Service charges on deposit accounts	2,923	2,737	5,552	5,205
Gains on investment securities available-for-sale	28	13	94	58
Other	1,287	1,095	2,032	2,749

Total other operating income	4,238	3,845	7,678	8,012
Other operating expense:
Salaries and employee benefits	5,430	4,409	10,490	8,906
Occupancy expense	1,701	1,542	3,356	3,027
Other	4,856	2,902	8,354	5,462

Total other operating expenses	11,987	8,853	22,200	17,395

Income before income taxes	2,949	6,558	6,376	13,856
Provision for income taxes	356	1,994	1,087	4,333

Net Income	$2,593	$4,564	$5,289	$9,523

PER SHARE DATA
Book value	$11.41	$10.62	$11.41	$10.62
Cash dividends	$0.10	$0.17	$0.20	$0.34
Earnings per share basic	$0.27	$0.48	$0.55	$1.00
Earnings per share diluted	$0.27	$0.47	$0.54	$0.97
Average shares outstanding, basic	9,678,953	9,577,515	9,677,408	9,567,838
Average shares outstanding, diluted	9,761,218	9,766,734	9,757,013	9,783,702

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net Income	$5,289	$9,523
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	—	(58)
Gain on sales of loans	(16)	(1)
Loss (Gain) on disposal of fixed assets	3	(81)
Loss on sale on foreclosed assets	38	62
Writedown on foreclosed assets	(1,858)	—
Share-based compensation expense	79	159
Provision for loan losses	7,503	4,920
Depreciation and amortization	1,578	1,443
Net amortization on securities premiums and discounts	34	70
Increase in unearned net loan fees	(644)	(776)
Increase in cash surrender value of life insurance policies	(669)	(239)
Proceeds from sales of loans held for sale	(447)	—
Decrease in interest receivable and other assets	60	2,061
Increase (Decrease) in other liabilities	413	(848)
Excess tax benefit from share-based payment arrangements	—	(415)

Net cash provided by operating activities	11,363	15,820

Cash Flows from Investing Activities
Maturities of securities available for sale	1,366	2,200
Proceeds from sales/calls of securities available for sale	1,221	9,075
Purchases of securities available for sale	(19,059)	(86,113)
Principal paydowns on securities available for sale	23,683	14,808
Decrease (Increase) in loans receivable, net	3,353	(14,840)
Purchases of premises and equipment, net	(1,180)	(2,099)
Proceeds from sales of foreclosed assets	—	1,527

Net cash provided by (used in) investing activities	9,384	(75,442)

Cash Flows from Financing Activities
Increase in deposits	15,121	113,168
Increase in federal funds purchased	—	3,680
Decrease in borrowed funds	(50,400)	(50,100)
Increase in repurchase agreements	2,078	5,552
Cash dividends paid	(1,936)	(3,259)
Stock repurchased	—	(2,080)
Stock options exercised	40	966
Excess tax benefit from share-based payment arrangements	—	415

Net cash (used in) provided by financing activities	(35,097)	68,342

(Decrease) Increase in cash and due from banks	(14,350)	8,720
Cash and Cash Equivalents
Beginning of period	51,510	44,022

End of period	$37,160	$52,742

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. On the southern end, our footprint extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 23 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s two newest “brick and mortar” branches commenced operations in the Sunnyside area of South Fresno in November 2008 and in East Bakersfield in July 2008. Our next office is expected to be a second branch in the City of Tulare, with an anticipated opening in the third quarter of 2009, and we have also executed a ground lease for a location in Selma. In addition to these full-service branches, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, offsite ATM’s at seven different non-branch locations, and a virtual branch through which customers can open deposit accounts and submit certain loan applications online. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In April 2009, the FASB issued three FASB Staff Positions (FSP’s) related to fair value and impairment charges (see Note 9 – Fair Value Option and Fair Value Measurements, below), for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” amends Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157), to better determine fair value when there is no active market or where the price inputs being used represent distressed sales, and requires disclosures if application of the FSP results in any changes in valuation techniques or related inputs. FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” relates to FAS 115 and EITF 99-20. It affirms the requirement that the entire impairment of an impaired debt security be recognized as an other-than-temporary impairment (OTTI) in earnings if it is likely that the security will be sold prior to recovery of the security’s cost basis, but allows an entity to recognize the non-credit related portion of the security’s OTTI as part of other comprehensive income rather than earnings if it is more likely that an impaired security will be held until its cost basis can be recovered. FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires additional qualitative disclosures under FAS 107 for interim periods for public companies, in addition to the existing annual requirement. Except for the increased frequency of disclosure, these FSP’s have not impacted the Company.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2009 and 2008, cash paid for interest due on interest-bearing liabilities was $7.5 million and $11.8 million, respectively. There was $2.4 million in cash paid for income taxes during the six months ended June 30, 2009, and $3.5 million in cash paid for income taxes during the six months ended June 30, 2008. Assets totaling $6.3 million and $2.9 million were acquired in settlement of loans for the six months ended June 30, 2009 and June 30, 2008, respectively, while $752,000 in foreclosed assets were sold during the first half of 2009 relative to $1.5 million sold during the first half of 2008. There were no loans extended to finance the sale of other real estate during the six months ended June 30, 2009, and only one loan in the amount of $825,000 for the six months ended June 30, 2008.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 423,288 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of June 30, 2009 and were not affected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors, of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarters of 2007 and 2008 and the number available for grant as of June 30, 2009 was 1,349,640. No restricted stock awards have been issued by the Company.

Pursuant to FASB Statement 123(R), share-based employee compensation expense is reflected in our income statement for each option granted, over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the FASB-preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $39,000 was reflected in the Company’s income statement during the second quarter of 2009 and $73,000 was charged during the second quarter of 2008, as compensation expense related to outstanding and unvested stock options. For the first half, these charges amounted to $79,000 in 2009 and $159,000 in 2008.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 9,678,953 weighted average shares outstanding during the second quarter of 2009, and 9,577,515 during the second quarter of 2008. There were 9,677,408 weighted average shares outstanding during the first six months of 2009, and 9,567,838 during the first six months of 2008.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2009, the dilutive effect of options outstanding calculated under the treasury stock method totaled 82,265 and 79,605, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2008, shares totaling 189,219 and 215,864, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-month Period Ended June 30,		For the Six-month Period Ended June 30,
	2009	2008	2009	2008
Net income	$2,593	$4,564	$5,289	$9,523
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	(935)	(5,936)	310	(3,727)
Less: reclassification adjustment	28	13	94	58

Pre-tax other comprehensive inc/(loss)	(963)	(5,949)	216	(3,785)
Less: tax impact of above	(405)	(2,501)	91	(1,591)

Net other comprehensive income/(loss)	(558)	(3,448)	125	(2,194)

Comprehensive income	$2,035	$1,116	$5,414	$7,329

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

	June 30, 2009	December 31, 2008
Commitments to extend credit	$174,879	$177,230
Standby letters of credit	$10,329	$11,138
Commercial letters of credit	$10,073	$10,098

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	Fair Value Measurements at June 30, 2009, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$1,830,478	$234,554,491	$—	$236,384,969
Loans Held for Sale	$447,385	$—	$—	$447,385

Assets and liabilities measured at the lower of cost or fair value on a non-recurring basis are summarized below:

	Lower of Cost or Fair Value at June 30, 2009, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$30,602,174	$13,517,187	$44,119,361
Foreclosed Assets	$—	$10,788,769	$50,725	$10,839,494

Impaired loans had a carrying amount of $48,550,660 at June 30, 2009, with a valuation allowance of $4,431,299.

PART I—FINANCIAL INFORMATION

ITEM 2

MANAGEMENT’S DISCUSSION AND

ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include, but are not limited to, continued deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; and risks associated with the multitude of current and future laws and regulations to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2009 compared to Second Quarter 2008

Net income for the quarter ended June 30, 2009 was $2.6 million compared with $4.6 million for the quarter ended June 30, 2008, a drop of 43%. Basic and diluted earnings per share for the second quarter of 2009 were both $0.27, compared to $0.48 basic earnings per share and $0.47 diluted earnings per share for the second quarter of 2008. The Company’s annualized return on average equity was 9.38% and annualized return on average assets was 0.79% for the quarter ended June 30, 2009, compared to a return on equity of 17.78% and return on assets of 1.43% for the quarter ended June 30, 2008. The primary drivers behind the variance in net income are as follows:

•	Net interest income increased $384,000, or 3%, for the reasons outlined below under “Net Interest Income and Net Interest Margin.”

•

We provided $3.9 million for loan losses in the second quarter of 2009, which represents an increase of $1.3 million, or 47%, relative to the second quarter of 2008, due to a higher level of net charge-offs and the build-up of specific reserves for potential losses on loans migrating to non-accrual status.

•

Total non-interest revenue increased by $393,000, or 10%, due to continued growth in service charges on deposits and higher income on bank-owned life insurance related to deferred compensation plans. These favorable variances were partially offset by the elimination of dividends on our FHLB stock in 2009.

•

Total other operating expense increased by $3.1 million, or 35%. The increase includes higher personnel and occupancy costs, driven by a lower level of FAS 91 deferred costs associated with successful loan originations, higher deferred compensation expense accruals resulting from participant gains in the second quarter of 2009 relative to losses in the second quarter of 2008, and costs associated with our newest branches. Also contributing to the increase in other operating expense were higher FDIC costs, and higher costs associated with foreclosed assets, including write-downs.

•

The Company’s tax accrual rate dropped to 12% in the second quarter of 2009 from 30% in the second quarter of 2008, mainly because tax credits and tax-exempt municipal income had a relatively greater impact on a lower level of pre-tax income, and because tax-exempt BOLI income increased substantially.

First Half 2009 Compared to First Half 2008

Net income for the first six months of 2009 was $5.3 million, a drop of $4.2 million, or 44%, relative to net income for the first six months of 2008. Basic and diluted earnings per share were $0.55 and $0.54, respectively, for the first six months of 2009, compared to $1.00 and $0.97 for the first six months of 2008. The Company realized an annualized return on average equity of 9.70% for the first half of 2009 and 18.79% for the first half of 2008, and a return on assets for the same periods of 0.81% and 1.52%, respectively. The principal reasons for the first half net income variance include the following:

•	Net interest income was up $242,000, or 1%, which is a weaker increase than for the quarter because of a slightly lower net interest margin.

•

The provision for loan losses was $7.5 million in the first half of 2009, which represents an increase of $2.6 million, or 53%, relative to the first half of 2008, for the same reasons outlined in the quarterly comparison above.

•

Despite an increase of $347,000, or 7%, in service charges on deposits, total non-interest income declined by $334,000, or 4%, in part because of non-recurring events that supplemented income in 2008. The drop also reflects the elimination of dividends on our FHLB equity investment, and an increase in pass-through operating costs associated with our investment in low-income housing tax credit funds. Tax credit investment costs are netted against non-interest income.

•

Total non-interest expense increased by $4.8 million, or 28%, for the reasons noted above in the quarterly comparison, as well as an increase in telecommunications costs resulting from network upgrades in the first quarter of 2009 and one-time EFT incentives received in the first quarter of 2008.

•	The tax accrual rate for the first half of 2009 was lower for the same reasons outlined in the quarterly summary.

FINANCIAL CONDITION SUMMARY

June 30, 2009 relative to December 31, 2008

The Company’s total assets were $1.296 billion at June 30, 2009, a $30 million decline relative to total assets of $1.326 billion at December 31, 2008. The most significant characteristics of, and changes in, the Company’s balance sheet during the first six months of 2009 are outlined below:

•

Total assets dropped due to lower loan, investment and cash balances. The largest decrease came in investments, which were down $13 million due to a reduction in fed funds sold and a high level of prepayments on mortgage-backed securities, partially offset by purchases of municipal securities. Gross loans and lease balances were down by $11 million due to declining real estate loan balances resulting from runoff, write-downs, and transfers to OREO. Cash and due from banks declined, as well, dropping by close to $9 million due to fluctuations in cash items in process of collection.

•

Total nonperforming assets increased by $21 million, or 56%, ending the half at $58 million. A large portion of the increase came from an $11 million real estate loan that was classified as nonperforming during the first quarter, but which is still well-secured based on current appraisals. Also included in the increase in nonperforming assets is a $4 million increase in foreclosed assets. Nonperforming assets were 6.11% of total loans plus foreclosed assets at June 30, 2009 and 3.88% at December 31, 2008.

•

The Company had net charge-offs against the allowance for loan and lease losses totaling $6.2 million during the first half of 2009, relative to $4.6 million during the first half of 2008. Losses on unsecured consumer loans were lower, but losses on real estate loans increased substantially. As of June 30, 2009 our allowance for loan and lease losses was 1.75% of total loans, relative to 1.59% at December 31, 2008 and 1.35% at June 30, 2008. Because of the large increase in nonperforming loans, the allowance fell to 35% of nonperforming loans at June 30, 2009, from 51% at December 31, 2008. However, as noted above, a large part of the increase in nonperforming loans is due to a single well-secured real estate loan.

•

Total deposits increased by $15 million, or 1%, although after a $68 million reduction in wholesale-sourced brokered deposits is factored out, the growth in branch deposits is $83 million, or 9%. Much of the increase in branch deposits was in time deposits, including a $27 million increase in CDARS deposits and a $34 million increase in other time deposits, but non-maturity deposits also increased by $22 million.

•

In addition to the reduction in brokered deposits, we were able to let $50 million in Federal Home Loan Bank (FHLB) borrowings roll off due to the customer deposit influx and the drop in total assets, thus improving our liquidity position.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which consists mainly of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

NET INTEREST INCOME AND NET INTEREST MARGIN

For the second quarter, net interest income increased by $384,000, or 3%, to $14.6 million in 2009 from $14.2 million in 2008. For the first half, net interest income was up by $242,000, or 1%, to $28.4 million in 2009 from $28.2 million in 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Average Balances and Rates tables show, for the periods noted, the average balance of each principal balance sheet category and the amount of interest income or interest expense associated with that category. This table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest bearing liabilities, and the net interest margin.

Average Balances and Rate

	For the Quarter Ended June 30, 2009 (a) (b) (f)			For the Quarter Ended June 30, 2008 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$17,521	$41	0.94%	$986	$6	2.45%
Taxable	175,535	1,988	4.54%	179,461	2,080	4.66%
Non-taxable	60,981	621	4.08%	59,371	600	6.25%
Equity	1,776	62	14.00%	1,788	—	0.00%

Total Investments	255,813	2,712	4.25%	241,606	2,686	5.01%

Loans and Leases:(c) (e)
Agricultural	12,605	186	5.92%	10,188	191	7.54%
Commercial	147,306	2,134	5.81%	141,225	2,456	6.99%
Real Estate	653,948	11,249	6.90%	692,196	12,472	7.25%
Consumer	63,420	1,366	8.64%	55,651	1,314	9.50%
Direct Financing Leases	15,702	222	5.67%	19,184	334	7.00%
Other	47,819	—	0.00%	8,590	—	0.00%

Total Loans and Leases	940,800	15,157	6.46%	927,034	16,767	7.27%

Total Interest Earning Assets(e)	1,196,613	17,869	6.10%	1,168,640	19,453	6.81%

Other Earning Assets	9,361			10,070
Non-Earning Assets	109,097			108,576

Total Assets	$1,315,071			$1,287,286

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$108,970	$95	0.35%	$95,373	$94	0.40%
Savings Accounts	61,153	46	0.30%	55,176	50	0.36%
Money Market	153,186	529	1.39%	143,105	620	1.74%
CDAR’s	135,390	588	1.74%	49,880	398	3.21%
Certificates of Deposit < $100,000	121,166	510	1.69%	125,403	969	3.11%
Certificates of Deposit ≥ $100,000	221,746	642	1.16%	188,875	1,226	2.61%
Brokered Deposits	70,747	307	1.74%	47,408	445	3.78%

Total Interest Bearing Deposits	872,358	2,717	1.25%	705,220	3,802	2.17%
Borrowed Funds:
Federal Funds Purchased	41	—	0.00%	19,545	103	2.12%
Repurchase Agreements	24,771	14	0.23%	28,018	23	0.33%
Short Term Borrowings	11,557	92	3.19%	120,914	676	2.25%
Long Term Borrowings	20,000	184	3.69%	31,099	266	3.44%
TRUPS	30,928	262	3.40%	30,928	367	4.77%

Total Borrowed Funds	87,297	552	2.54%	230,504	1,435	2.50%

Total Interest Bearing Liabilities	959,655	3,269	1.37%	935,724	5,237	2.25%

Demand Deposits	229,154			229,494

Other Liabilities	15,333			18,822

Shareholders’ Equity	110,929			103,246
Total Liabilities and Shareholders’ Equity	$1,315,071			$1,287,286

Interest Income/Interest Earning Assets			6.10%			6.81%
Interest Expense/Interest Earning Assets			1.10%			1.80%

Net Interest Income and Margin(d)		$14,600	5.01%		$14,216	5.01%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $2 thousand and $174 thousand for the quarters ended June 30, 2009 and 2008. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Average Balances and Rates

	Six Months Ended June 30, 2009 (a) (b) (f)			Six Months Ended June 30, 2008 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$14,787	$77	1.05%	$846	$11	2.61%
Taxable	178,594	4,086	4.61%	158,848	3,673	4.65%
Non-taxable	59,822	1,209	6.27%	58,898	1,178	6.19%
Equity	1,689	62	7.40%	1,061	—	0.00%

Total Investments	254,892	5,434	4.81%	219,653	4,862	5.03%

Loans and Leases:(c) (e)
Agricultural	12,706	360	5.71%	10,924	424	7.81%
Commercial	143,036	4,159	5.86%	137,464	5,119	7.49%
Real Estate	660,811	22,422	6.84%	690,642	26,204	7.63%
Consumer	64,451	2,716	8.50%	55,431	2,686	9.74%
Direct Financing Leases	16,337	479	5.91%	19,486	637	6.57%
Other	43,028	—	0.00%	7,562	—	0.00%

Total Loans and Leases	940,369	30,136	6.46%	921,509	35,070	7.65%

Total Interest Earning Assets(e)	1,195,261	35,570	6.11%	1,141,162	39,932	7.15%

Other Earning Assets	9,361			10,318
Non-Earning Assets	109,132			108,562

Total Assets	$1,313,754			$1,260,042

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$105,641	$185	0.35%	$92,087	$196	0.43%
Savings Accounts	59,335	86	0.29%	53,923	119	0.44%
Money Market	149,544	1,087	1.47%	134,567	1,335	2.00%
CDAR’s	125,797	1,246	2.00%	32,687	550	3.38%
Certificates of Deposit < $100,000	118,273	1,098	1.87%	127,256	2,173	3.43%
Certificates of Deposit ≥ $100,000	210,427	1,291	1.24%	172,011	2,640	3.09%
Brokered Deposits	94,978	967	2.05%	57,088	1,216	4.28%

Total Interest Bearing Deposits	863,995	5,960	1.39%	669,619	8,229	2.47%
Borrowed Funds:
Federal Funds Purchased	343	1	0.59%	13,639	169	2.49%
Repurchase Agreements	24,551	30	0.25%	25,740	52	0.41%
Short Term Borrowings	16,977	209	2.48%	147,620	2,085	2.84%
Long Term Borrowings	24,033	425	3.57%	20,962	356	3.42%
TRUPS	30,928	544	3.55%	30,928	882	5.73%

Total Borrowed Funds	96,832	1,209	2.52%	238,889	3,544	2.98%

Total Interest Bearing Liabilities	960,827	7,169	1.50%	908,508	11,773	2.61%

Demand Deposits	227,761			230,947

Other Liabilities	15,192			18,642

Shareholders’ Equity	109,974			101,945
Total Liabilities and Shareholders’ Equity	$1,313,754			$1,260,042

Interest Income/Interest Earning Assets			6.11%			7.15%
Interest Expense/Interest Earning Assets			1.21%			2.07%

Net Interest Income and Margin(d)		$28,401	4.90%		$28,159	5.07%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $44 thousand and $464 thousand for the six months ended June 30, 2009 and 2008. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and are allocated to the rate variance.

Volume & Rate Variances

	Quarter Ended June 30, 2009 over 2008			Six Months Ended June 30, 2009 over 2008
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	101	(66)	35	181	(115)	66
Taxable	(46)	(46)	(92)	457	(44)	413
Non-taxable(1)	16	5	21	18	13	31
Equity	0	62	62	0	62	62

Total Investments	71	(45)	26	656	(84)	572

Loans and Leases:
Agricultural	45	(50)	(5)	69	(133)	(64)
Commercial	106	(428)	(322)	207	(1167)	(960)
Real Estate	(689)	(534)	(1223)	(1132)	(2650)	(3782)
Consumer	183	(131)	52	437	(407)	30
Direct Financing Leases	(61)	(51)	(112)	(103)	(55)	(158)
Other	0	0	0	0	0	0

Total Loans and Leases	(416)	(1194)	(1610)	(522)	(4412)	(4934)

Total Interest Earning Assets	(345)	(1239)	(1584)	134	(4496)	(4362)

Liabilities
Interest Bearing Deposits:
NOW	13	(12)	1	29	(40)	(11)
Savings Accounts	5	(9)	(4)	12	(45)	(33)
Money Market	44	(135)	(91)	149	(397)	(248)
CDAR’s	682	(492)	190	1567	(871)	696
Certificates of Deposit < $100,000	(33)	(426)	(459)	(153)	(922)	(1075)
Certificates of Deposit > $100,000	213	(797)	(584)	590	(1939)	(1349)
Brokered Deposits	219	(357)	(138)	807	(1056)	(249)

Total Interest Bearing Deposits	1143	(2228)	(1085)	3001	(5270)	(2269)

Borrowed Funds:
Federal Funds Purchased	(103)	0	(103)	(165)	(3)	(168)
Repurchase Agreements	(3)	(6)	(9)	(2)	(20)	(22)
Short Term Borrowings	(611)	27	(584)	(1845)	(31)	(1876)
Long Term Borrowings	(95)	13	(82)	52	17	69
TRUPS	0	(105)	(105)	0	(338)	(338)

Total Borrowed Funds	(812)	(71)	(883)	(1960)	(375)	(2335)

Total Interest Bearing Liabilities	331	(2299)	(1968)	1041	(5645)	(4604)

Net Interest Margin/Income	(676)	1060	384	(907)	1149	242

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the pure volume variance for the second quarter of 2009 relative to the second quarter of 2008 was negative $676,000, despite an increase of $28 million in average interest-earning assets. The negative volume variance can be explained by balance movement within both assets and liabilities. On the asset side most of the growth in average balances was in investments, which have yields significantly lower than average loan yields, and there was also migration out of relatively high-yielding real estate loans into non-accruing loans. Within interest-bearing liabilities, there was a considerable shift from average short-term borrowings and fed funds purchased into time deposits, including brokered deposits, with time deposits having a much higher relative cost in the second quarter of 2008 (the period used for the “rates” multiplier in our volume variance calculations).

In contrast to the negative volume variance, the rate variance for the quarterly comparison was a favorable $1.1 million. This is due in large part to the allocation of variances attributable to both rate and volume changes, which added $644,000 mainly because the largest increases in average balances on the liability side were in deposit categories that experienced the most significant rate declines. Additionally, net interest reversals were only $92,000 for the second quarter of 2009 relative to $480,000 in the second quarter of 2008, and market pressures on time deposit rates eased in early 2009 due to the closure of a competing financial institution that was experiencing liquidity difficulties for much of last year. Including the effect of interest reversals and recoveries, the Company’s yield on interest-earning assets was 71 basis points lower in the second quarter of 2009 than in the second quarter of 2008, while the cost of total interest-bearing liabilities was 88 basis points lower. The favorable rate variance would have been even higher if not for the fact that rates on our non-maturity deposits, such as NOW, savings, and money market accounts, drew closer to a natural floor of zero as short-term market interest rates declined in 2008, and thus did not re-price to the same extent as variable- and adjustable-rate assets. Our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities, also offset some of favorable rate variance. Our average net interest position for the second quarter of 2008, which is the base period for the rate variance calculation, was $233 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by many of the same factors discussed above relative to rate and volume variances. Our net interest margin was 5.01% in the second quarter of 2009, the same as in the second quarter of 2008. There was no change for the relative periods because the positive impact on our net interest margin, stemming from lower interest reversals and a higher level of core deposits, was offset by negative factors, including a higher average balance of non-performing assets and the steep decline in market interest rates.

For the first half of 2009 relative to the first half of 2008, the negative variance in net interest income attributable purely to volume changes was $907,000, while the favorable rate variance was $1.1 million. Average interest-earning assets increased by $54 million, or 5%, for the half, but the positive impact of this increase was largely offset by the same factors denoted in the discussion of the quarterly volume variance. The favorable rate variance for the first half was also created by the same factors outlined for the quarterly comparison. The Company’s net interest margin for the first half of 2009 was 4.90%, a decline of 17 basis points relative to the net interest margin of 5.07% in the first half of 2008. Net interest reversals were $357,000 for the first half of 2009 relative to $480,000 in the first half of 2008, a drop of $123,000, but an increase in the average balance of non-performing assets and the unfavorable impact of the drop in market rates more than offset the lift from lower interest reversals and higher core deposits.

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

The Company’s provision for loan losses increased by $1.3 million, or 47%, in the second quarter of 2009 versus the second quarter of 2008, and by $2.6 million, or 53%, in the first half of 2009 relative to the first half of 2008. The increases can be explained in part by net charge-offs, which were up $219,000, or 9%, for the quarter and $1.7 million, or 36%, for the half, due mainly to acquisition and development loans, mortgage loans, and equity lines that were either charged off or written down to current fair values. The percentage increase in net loan charge-offs was lower for the quarter, due to a significant drop in unsecured commercial loan charge-offs in the second quarter of 2009 relative to the second quarter of 2008. In addition to reserve replenishment related to charge-offs, much of the 2009 loan loss provision was used to enhance specific reserves on impaired commercial loans, consumer loans, mortgage loans, and equity lines. The procedures for monitoring the adequacy of the allowance, and other detailed information with regard to changes in the allowance, are included below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the second quarter and first half of 2009 relative to the second quarter and first half of 2008:

Non Interest Income/Expense

	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
(dollars in thousands, unaudited)	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,923	68.97%	$2,737	71.18%	$5,552	72.31%	$5,205	64.97%
Other service charges, commissions & fees	754	17.79%	970	25.23%	1,374	17.90%	2,021	25.22%
Gains on sales of loans	10	0.24%	—	0.00%	16	0.21%	1	0.01%
Gains on securities	28	0.66%	13	0.34%	94	1.22%	58	0.73%
Loan servicing income	3	0.07%	3	0.08%	14	0.18%	18	0.22%
Bank owned life insurance	474	11.18%	79	2.05%	580	7.56%	239	2.98%
Other	46	1.09%	43	1.12%	48	0.63%	470	5.87%

Total non-interest income	4,238	100.00%	3,845	100.00%	7,678	100.00%	8,012	100.00%
As a % of average interest-earning assets (2)		1.42%		1.32%		1.30%		1.41%

OTHER OPERATING EXPENSES:
Salaries and Employee Benefits	5,430	45.30%	4,409	49.80%	10,490	47.25%	8,906	51.20%
Occupancy costs
Furniture & equipment	654	5.46%	642	7.25%	1,322	5.95%	1,297	7.46%
Premises	1,047	8.73%	900	10.17%	2,034	9.16%	1,730	9.95%
Advertising and marketing costs	482	4.02%	668	7.55%	952	4.29%	1,166	6.70%
Data processing costs	345	2.88%	310	3.50%	664	2.99%	639	3.67%
Deposit services costs	490	4.09%	349	3.94%	1,047	4.72%	595	3.42%
Loan services costs
Loan processing	146	1.22%	218	2.46%	395	1.78%	319	1.83%
Foreclosed assets	396	3.30%	23	0.26%	627	2.82%	31	0.18%
Credit card	—	0.00%	1	0.01%	—	0.00%	2	0.01%
Other operating costs
Telephone & data communications	271	2.26%	241	2.72%	610	2.75%	466	2.68%
Postage & mail	124	1.03%	116	1.31%	250	1.13%	230	1.32%
Other	246	2.05%	292	3.30%	528	2.38%	581	3.34%
Professional services costs
Legal & accounting	362	3.02%	367	4.15%	722	3.25%	633	3.64%
Other professional service	1,655	13.81%	172	1.94%	2,018	9.09%	438	2.52%
Stationery & supply costs	176	1.47%	140	1.58%	324	1.46%	257	1.48%
Sundry & tellers	163	1.36%	5	0.06%	217	0.98%	105	0.60%

Total non-interest Expense	$11,987	100.00%	$8,853	100.00%	$22,200	100.00%	$17,395	100.00%

As a % of average interest-earning assets (2)		4.03%		3.05%		3.75%		3.07%
Efficiency Ratio (1)	61.70%		48.00%		59.93%		47.58%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect an increase of $393,000, or 10%, in total non-interest income for the quarter ended June 30, 2009 relative to the quarter ended June 30, 2008, due mainly to higher BOLI income and higher deposit service charges, offset in part by the elimination of FHLB dividends in 2009. Total other operating income increased to an annualized 1.42% of average earning assets in the second quarter of 2009 from 1.32% of average earning assets in the second quarter of 2008. Service charges on deposits and BOLI income were higher for the half, as well, but total non-interest income fell by $334,000, or 4%, for the first half 2009 relative to 2008, due in part to the following non-recurring income in the first half of 2008: A $289,000 gain on the mandatory redemption of Visa shares, an $82,000 gain from vacant land adjacent to our Hanford branch which was sold to the city of Hanford at the request of the city, a $58,000 gain on called securities, losses on OREO sales totaling $62,000, and a $75,000 contingent payment received in the first quarter of 2008 relating to the outsourcing of our merchant services function in late 2006. There were also a few non-recurring income items in the first half of 2009 that impacted the year-to-date comparison, including a $66,000 recovery on a previously charged-off investment in a title insurance holding company that is reflected in gains on securities, and a $38,000 loss on the disposition of OREO. Non-interest income fell to an annualized 1.30% of average interest-earning assets in the first half of 2009, relative to 1.41% in the first half of 2008.

For the first quarter, the principal component of non-interest income, service charges on deposit accounts, increased by $186,000, or 7%, relative to an increase of 4% in average transaction account balances. Service charges on deposits improved due to returned item and overdraft fees generated by new consumer checking accounts, and a fee increase that became effective mid-2008. Deposit service charges were up $347,000 for the first six months of 2009 relative to the like period in the previous year, also representing a 7% increase and for the same reasons as the quarterly increase.

Other service charges, commissions, and fees declined by $216,000, or 22%, in the second quarter of 2009 relative to the second quarter of 2008, and by $647,000, or 32%, for the first half. The main impact on this revenue category came from a drop in dividends on restricted stock, consisting primarily of FHLB dividends, which were down $214,000 for the quarter and $294,000 for the half. We have not been able to determine from recent FHLB announcements how long their current capital preservation policy will continue or when dividends will resume. The decline in other service charges, commissions, and fees for the first half also includes the $75,000 contingent payment in 2008 noted above, as well as a $320,000 increase in pass-through operating costs associated with our investment in low-income housing tax credit funds. Tax credit investment costs are netted against non-interest income.

Bank-owned life insurance (BOLI) income increased by $395,000, or 500%, in the second quarter of 2009 relative to the second quarter of 2008, and by $341,000, or 143%, for the first six months of 2009 in comparison to the first six months of 2008. To understand the reason for these variances, it may be helpful to highlight the differences between the two basic types of BOLI owned by the Company: “general account,” and “separate account.” At June 30, 2009 the Company had $27.3 million invested in single-premium general account BOLI. Income from our general account BOLI is typically fairly consistent, with an interest credit rate that does not change frequently and is floored at no less than 3%, although the interest credit rate increased slightly subsequent to a policy exchange in the third quarter of 2008. Income from general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition to general account BOLI, the Company had $1.7 million invested in separate account BOLI at June 30, 2009, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Aggregate BOLI income increased in 2009 mainly because gains on separate account BOLI totaled $222,000 and $80,000 for the second quarter and first half of 2009, respectively, relative to losses of $194,000 and $286,000 for the second quarter and first half of 2008, a swing of $416,000 for the quarter and $366,000 for the year-to-date period. As noted above, these gains and losses are related to participant gains and losses on deferred compensation balances. Participate gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that also effectively offset losses on separate account BOLI.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was almost the same in the second quarters of 2009 and 2008, but fell by $422,000 for the comparative first half periods, due in part to a $68,000 decline in ICA income but mainly because of some of the non-recurring items discussed above: The first half of 2009 includes a $38,000 loss on the disposition of OREO, while the first half of 2008 includes the $289,000 gain on the redemption of Visa stock and the $82,000 gain on the sale of real property, less $62,000 in OREO losses.

Total operating expense (non-interest expense) was $12.0 million for the quarter ended June 30, 2009, an increase of $3.1 million, or 35%, relative to total operating expense for the same period in 2008. The increase includes a substantial increase in FDIC assessments, significant escalation in salaries and benefits expense, and a large jump up in credit-related costs, including OREO write-downs, as discussed in greater detail below. The following non-recurring items in the second quarter of 2008 also impacted the quarter over quarter difference: We received a reimbursement of $104,000 from our EFT processor in relation to the prior-year conversion, realized a $54,000 insurance recovery on fraud losses expensed in the prior year, and incurred one-time expenses totaling $83,000 in connection with the initiation of a new mortgage program. Annualized non-interest expense represented 4.03% of average interest-earning assets in the second quarter of 2009, relative to 3.05% in the second quarter of 2008. For the comparative year-to-date periods, non-interest expense increased by $4.8 million, or 28%, for many of the reasons that contributed to the quarterly increase.

The increase in non-interest expense for the half includes these additional non-recurring items: We incurred an operations-related legal settlement of $50,000 in the first quarter of 2009, although that charge was more than offset by an insurance recovery of $70,000 from a prior period legal settlement; and, the first quarter of 2008 includes a $24,000 operational loss in one of our branches, less expense reductions totaling $242,000 in the form of incentive payments and expense reimbursements received from certain vendors in conjunction with our debit card and EFT processing conversions. Non-interest expenses increased to an annualized 3.75% of average earning assets for the first half of 2009 from 3.07% in the first half of 2008.

The largest component of non-interest expense, salaries and employee benefits, increased by $1.0 million, or 23%, for the comparative quarters, and by $1.6 million, or 18%, for the first six months of 2009 relative to the first six months of 2008. The increase is due in part to a lower level of salaries associated with successful loan originations, which are deferred and amortized as an adjustment to loan yields pursuant to FAS 91. Salaries deferred pursuant to FAS 91 fell to $600,000 in the second quarter of 2009 from $944,000 in the second quarter of 2008, a drop of $344,000 due to lower loan origination activity. The FAS 91 salary deferral for the first six months of 2009 was $1.2 million compared to $1.9 million during the first six months of 2008, a drop of $708,000. Also contributing to the increase in salaries and benefits expense were increases in deferred compensation expense of $224,000 for the quarter and $181,000 for the half, stemming from participant gains on deferred compensation investments in 2009 relative to losses in 2008, as explained above in our discussion of BOLI income. Adding to the elevated level of salaries and benefits were normal annual salary adjustments, staffing costs associated with our two newest branches (opened in July and November of 2008), and strategic staff additions to help address credit issues and position the Company for future growth opportunities. Despite their overall increase, salaries and benefits fell to 45.30% of total non-interest expense for the second quarter of 2009 from 49.80% in the second quarter of 2008, and to 47.25% for the first half of 2009 from 51.20% in the first half of 2008, due to relatively large increases in other professional service expense, which includes FDIC assessments. Occupancy expense was up by $159,000, or 10%, for the quarter, and by $329,000, or 11%, for the half, due primarily to costs associated with our new branches and annual rental increases in our preexisting branches. As with salaries and benefits, occupancy expense declined relative to total non-interest expense due to the large increases in certain other expense categories.

Other professional service expense was up $1.5 million, or 862%, for the quarter, and $1.6 million, or 361%, in the first half of 2009 relative to 2008. The main force behind this upsurge was higher FDIC assessments, which increased $1.2 million for the quarter and $1.4 million for the first half. That increase includes the FDIC’s industry-wide special assessment, estimated to be $595,000 for the Bank, which was accrued in the second quarter of 2009, and a jump up in our regular assessment rates as the FDIC attempts to recapitalize the Deposit Insurance Fund. Also having a major impact on this category were increases in directors’ deferred compensation accruals totaling $253,000 for the quarter and $219,000 for the half, due again to participant gains on directors’ deferred fee balances in 2009 relative to losses in 2008. Lending-related legal costs are included in this line item, as well, and rose by $44,000 for the quarter and $136,000 for the half.

Other notable changes in non-interest expense categories for 2009 relative to 2008 are as follows: Marketing costs were down by $186,000 for second quarter and $214,000 year-to-date, due in part to the timing of payments and a reduction in shareholder communication costs but mainly as the result of streamlined marketing efforts, although our highly successful direct-mail marketing campaign for deposits continues in full force and image advertising focused on the Company’s strength and stability has increased; deposit services costs increased by $141,000 for the second quarter and $452,000 for the first half, due in large part to the aforementioned EFT processing reimbursement and insurance recovery received in the second quarter of 2008, as well as the debit card and EFT processing incentive payments and expense reimbursements received in the first quarter of 2008; loan processing costs increased by $76,000 for the year-to-date period, primarily because of higher demand and foreclosure costs; foreclosed asset costs increased $373,000 for the quarter and $596,000 year-to-date, because of OREO write-downs totaling $131,000 and $355,000 for the second quarter and first half of 2009, respectively, relative to no write-downs in the same periods in 2008, as well as increases of $157,000 and $240,000 in foreclosed asset operating expenses for the second quarter and first half, respectively; telephone and data communications costs were $144,000 higher for the half due in large part to network upgrades and additional lines for our new branches in the first quarter of 2009; and sundry and teller costs increased $158,000 for the quarter and $112,000 for the half due to increasing operations-related losses, including debit card fraud losses.

Because the percentage increase in net interest plus other income was much lower than the increase in total non-interest expense, the Company’s tax-equivalent overhead efficiency ratio increased to 61.70% for the second quarter of 2009 from 48.00% for the second quarter of 2008, and to 59.93% in the first half of 2009 from 47.58% in the first half of 2008. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax provision totaled $356,000, or 12% of pre-tax income in the second quarter of 2009, and $2.0 million, or 30% of pre-tax income for the second quarter of 2008. For the first half, our tax accrual was $1.1 million, or 17% of pre-tax income in 2009, and $4.3 million, or 31% of pre-tax income in 2008. The tax accrual rate in 2009 has been favorably affected by the relatively larger impact of tax credits and other tax preference items on a lower level of pre-tax income, as well as by a higher level of tax-free BOLI income. We expect that BOLI income could be lower in the latter half of 2009 than in the first half, in which case our tax accrual rate would increase slightly, although no assurance can be provided in that regard. Furthermore, an increase in pre-tax income would also cause our tax accrual rate to increase.

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

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to SFAS 115, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted.

Investment Portfolio

(dollars in thousands, unaudited)	June 30, 2009		December 31, 2008
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Treasury securities	$—	$—	$500	$503
US Gov’t agencies	8,839	9,076	9,565	9,891
Mortgage-backed securities	160,132	163,491	170,604	173,820
State & political subdivisions	62,799	61,982	58,346	57,427
Other equity securities	2,705	1,836	2,705	1,772

Total Investment Securities	$234,475	$236,385	$241,720	$243,413

The book balance of the Company’s investment portfolio declined by $7 million, or 3%, during the first six months of 2009. Mortgage-backed securities were down by $10 million due to prepayments, and US Government Agency and Treasury securities fell by $815,000 and $503,000, respectively, because maturing balances were not replaced. The balance of municipal bonds increased by $5 million as the Company has taken advantage of relative value in that sector, and it should be noted that all newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during the first half of 2009, however the market value of our equity investments increased by $64,000. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $193 million at June 30, 2009, and $212 million at December 31, 2008, leaving $43 million in unpledged securities at June 30, 2009 and $31 million at December 31, 2008. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $19 million at June 30, 2009 and $27 million at December 31, 2008. There were no fed funds sold at June 30, 2009 and $5.5 million at December 31, 2008, and the Company’s investment in the time deposits of other banks totaled $5.3 million at June 30, 2009 and $5.1 million at December 31, 2008. Aggregate investments were 19% of total assets at June 30, 2009 and December 31, 2008.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $936 million at the end of June 2009, a decline of $11 million, or 1%, since December 31, 2008. We anticipate that our aggregate loan balance will remain at roughly the same level for the remainder of the year, as charge-offs and transfers to OREO are likely to offset the relatively low growth expected in our branches. Organic loan growth has tapered off due to light demand, tightened credit criteria for real estate loans, and management’s decision to increase attention devoted to monitoring and managing current loan relationships versus promoting growth in the loan portfolio.

A comparative schedule of the distribution of the Company’s loans at June 30, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)	June 30 2009	December 31 2008
Real Estate:
1-4 family residential construction	22,017	25,784
Other Construction/Land	120,980	146,384
1-4 family — closed-end	114,360	113,344
Equity Lines	67,370	62,823
Multi-family residential	8,253	9,276
Commercial RE — owner occupied	229,276	224,640
Commercial RE — non-owner occupied	62,331	61,189
Farmland	66,079	62,902

Total Real Estate	690,666	706,342
Agricultural products	12,759	13,542
Commercial and Industrial	133,541	122,791
Small Business Administration Loans	19,413	19,463
Direct finance leases	16,939	19,883
Consumer loans	62,233	64,619

Total Loans and Leases	$935,551	$946,640

Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	2.35%	2.72%
Other Construction/land	12.93%	15.46%
1-4 family — closed-end	12.22%	11.97%
Equity Lines	7.21%	6.64%
Multi-family residential	0.88%	0.98%
Commercial RE — owner occupied	24.51%	23.73%
Commercial RE — non-owner occupied	6.66%	6.46%
Farmland	7.06%	6.64%

Total Real Estate	73.83%	74.60%
Agricultural products	1.36%	1.43%
Commercial and Industrial	14.27%	12.98%
Small Business Administration Loans	2.09%	2.06%
Direct finance leases	1.81%	2.10%
Consumer loans	6.65%	6.83%

Total Loans and Leases	100.00%	100.00%

Commercial loans grew by close to $11 million, or 9%, due to a $7 million increase in outstanding balances under mortgage warehouse lines of credit and net growth of $4 million in other commercial loans. This increase was offset by a decline of $16 million, or 2%, in real estate loan balances, due to runoff, transfers to OREO totaling $6 million, and charge-offs and write-downs of over $3 million. Not all real-estate loan categories declined, however, as we experienced increases in equity lines, residential mortgage loans, commercial real estate loans, and loans secured by farmland. Part of this was due to construction loans that were completed and subsequently migrated into permanent loan status, as evidenced by the fact that construction loans experienced the most significant decline of any loan category. Consumer loans and direct finance leases also experienced declining balances during the first half of 2009 due to sagging demand, dropping by $2 million and $3 million, respectively, and agricultural production balances were down slightly due to seasonal fluctuations.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans. The balance of loans serviced for others was $9 million at June 30, 2009, as compared to $10 million at December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $175 million at June 30, 2009 as compared to $177 million at December 31, 2008, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 19% of gross loans outstanding at both June 30, 2009 and December 31, 2008. In addition to unused loan commitments, the Company had letters of credit totaling $20 million at June 30, 2009 and $21 million at December 31, 2008.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although loans are generally placed on non-accrual status when they become 90 days past due, whether or not interest is still being collected); and foreclosed assets, including mobile homes and other real estate owned (OREO). Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the Company’s ability to collect principal or interest on the loan. At that point, the Company stops accruing interest income, reverses previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans, and begins recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans or leases may be restructured by management, when the Company believes that the borrower will eventually regain the resources to make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

(dollars in thousands, unaudited)	June 30 2009	December 31 2008
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$7,928	$4,809
Other Construction/Land	28,332	19,090
1-4 family — closed-end	3,250	2,105
Equity Lines	333	186
Multi-family residential	—	628
Commercial RE — owner occupied	1,591	455
Commercial RE — non-owner occupied	—	78
Farmland	214	42

TOTAL REAL ESTATE	41,648	27,393
Agricultural products	—	—
Commercial and Industrial	2,192	771
Small Business Administration Loans	1,536	862
Direct finance leases	579	369
Consumer loans	959	391

SUBTOTAL	$46,914	$29,786

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Real Estate:	$—	$—
1-4 family residential construction	—	—
Other Construction/Land	—	—
1-4 family — closed-end	—	—
Equity Lines	—	—
Multi-family residential	—	—
Commercial RE — owner occupied	—	—
Commercial RE — non-owner occupied	—	—
Farmland	—	—

TOTAL REAL ESTATE	—	—
Agricultural products	—	—
Commercial and Industrial	—	—
Small Business Administration Loans	—	—
Direct finance leases	—	71
Consumer loans	—	—

SUBTOTAL	—	71

TOTAL NONPERFORMING LOANS	46,914	29,857
Foreclosed assets	10,907	7,127

Total nonperforming assets	$57,821	$36,984

Restructured loans	N/A	N/A
Nonperforming loans as a % of total gross loans and leases	5.01%	3.15%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	6.11%	3.88%

Total nonperforming assets were $57.8 million at June 30, 2009 relative to $37.0 million at December 31, 2008, an increase of $20.8 million, or 56%. Of the increase in nonperforming assets, $17.0 million was in nonperforming loans, while OREO balances increased $3.8 million.

Non-accruing real estate loans experienced an increase of $14.3 million in the first half of 2009, accounting for the bulk of the rise in total nonperforming loans. At June 30, 2009, non-accruing real estate loan balances totaled $41.6 million, which is after $4.9 million in write-downs taken to mark most of these loans to their current fair values net of expected disposition costs. Much of the increase in nonperforming real estate loans for the half came from an $11.4 million loan secured by land zoned for residential development, which was placed on non-accrual status in the first quarter of 2009 due to the developer’s inability to make payments. Based on recent appraisals, the loan remains strongly collateralized and does not currently require a loss reserve. Nonperforming residential construction loans increased $3.1 million during the half, with some movement into OREO offset by the addition of two significant relationships aggregating $5.8 million. At June 30, 2009, residential construction loans on non-accrual status consisted of five loan relationships totaling $7.9 million. Also adding to the jump in non-accruing real estate loans was a $1.1 million increase in nonperforming closed-end loans secured by 1-4 family residences, which ended the half with 11 loan relationships having a balance of $3.3 million. Furthermore, there was an increase of $1.1 million in nonperforming owner-occupied commercial real estate balances in the first half of 2009 due to the addition of three loan relationships, although those loans are also well-collateralized based on current appraisals and have not yet required any write-downs. Total nonperforming owner-occupied commercial real estate balances at June 30, 2009 consisted of five relationships having an aggregate balance of $1.6 million.

Non-accruing commercial loans experienced a sizeable increase during the first half of 2009, as well, going up by $1.4 million, or 184%, and ending the half at $2.2 million. This category is comprised of 26 loan relationships, many of which are unsecured. Non-accruing consumer loans, which are also largely unsecured, increased by $568,000, to a total of $959,000 and 33 loans at June 30, 2009, and non-accruing SBA loans, which carry an 80% SBA guarantee on average, were up by $674,000, to a total of seven loan relationships having an aggregate balance of $1.5 million.

The balance of foreclosed assets at June 30, 2009 includes 62 separate properties classified as OREO and 9 mobile homes, with an aggregate carrying value of $10.9 million. Much of our OREO consists of vacant land, but there are also 24 residential properties totaling close to $3 million, and a mini-storage unit. At the end of 2008, foreclosed assets totaled $7.1 million, comprised of 34 properties in OREO and 7 mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Nonperforming assets were 6.11% of total gross loans and leases plus foreclosed assets at June 30, 2009, up from 3.88% at December 31, 2008 and 1.52% at June 30, 2008. While our balance of nonperforming assets has experienced a sizeable increase over the past 12 months, an action plan is in place for each of our non-performing and foreclosed assets and they are all being actively managed, although we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. At June 30, 2009, the allowance for loan and lease losses was $16.4 million, or 1.75% of gross loans, an 8% increase from the $15.1 million allowance at December 31, 2008 which was 1.59% of gross loans. The allowance has increased by $3.7 million, or 30%, in comparison to June 30, 2008, at which time it was 1.35% of gross loans. Current accounting rules require us to write down most of our impaired real estate loans to their estimated fair values, through charges to the allowance for loan and lease losses. These charges have totaled $4.9 million for impaired loan balances on our books at the end of the half. If this amount had remained in the allowance in the form of specifically allocated loss reserves, our allowance for loan and lease losses would constitute 2.26% of total loans at June 30, 2009. An allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $160,000 at June 30, 2009.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)	For the Quarter Ended June 30		For the Six-Month Period Ended June 30		For the Year Ended Dec 31
	2009	2008	2009	2008	2008
Balances:
Average gross loans and leases outstanding during period	$940,800	$927,034	$940,369	$921,509	$931,382

Gross loans and leases outstanding at end of period	$935,551	$932,047	$935,551	$932,047	$946,640

Allowance for Loan and Lease Losses:
Balance at beginning of period	$15,181	$12,478	$15,094	$12,276	$12,276
Provision charged to expense	$3,902	2,650	7,503	4,920	19,456
Charge-offs
Agricultural	—	—	—	—	—
Commercial & industrial loans (1)	344	1,138	1,832	1,768	3,066
Real estate loans	1,809	295	3,125	608	9,741
Consumer loans	702	710	1,397	1,777	3,364
Credit card loans	1	11	4	11	255
Direct Financing Leases	97	243	97	243	17
Overdrafts	157	201	313	351	782

Total	3,110	2,598	6,768	4,758	17,225

Recoveries
Agricultural	—	—	—	—	—
Commercial & industrial loans (1)	129	24	210	58	236
Real estate loans	184	1	185	2	35
Consumer loans	7	35	18	45	142
Credit card loans	5	4	8	16	38
Direct Financing Leases	2	2	5	2	23
Overdrafts	58	26	103	61	113

Total	385	92	529	184	587

Net loan charge offs (recoveries)	2,725	2,506	6,239	4,574	16,638

Balance	$16,358	$12,622	$16,358	$12,622	$15,094

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.16%	1.09%	1.34%	1.00%	1.79%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.75%	1.35%	1.75%	1.35%	1.59%
Allowance for Loan Losses to Non-Performing Loans	34.87%	101.73%	34.87%	101.73%	50.55%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	16.66%	19.85%	38.14%	36.24%	110.23%
Net Loan Charge-offs to Provision for Loan Losses	69.84%	94.57%	83.15%	92.97%	85.52%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $1.3 million higher in the second quarter of 2009 than in the second quarter of 2008, and net charge-offs increased by $219,000. For the first half of 2009 relative to the first half of 2008, the provision was increased by $2.6 million and net charge-offs were $1.7 million higher. As noted previously, the provision was higher because of the increase in charge-offs, as well as the enhancement of specific reserves for impaired commercial and consumer loans. Net charge-offs increased in 2009 relative to 2008 primarily because of write-downs on impaired real estate loans, partially offset for the second quarter by a drop in net losses on commercial loans.

Because of the large increase in nonperforming loans, the majority of which was in real estate loans, the Company’s allowance for loan and lease losses fell to 35% of nonperforming loans at June 30, 2009 from 51% at December 31, 2008. However, non-performing real estate loans have, for the most part, been written down against the allowance and are reflected on our books at current fair values and thus require minimal reserves. The Company considers its allowance for loan and lease losses at June 30, 2009 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. No assurance can be given, though, that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $32 million at June 30, 2009, compared to the $41 million balance at December 31, 2008. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $31 million average of cash and due from banks for the first six months of 2009 was down about 9% from the $34 million average for all of 2008. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our gradual conversion to check imaging at the branch level has also helped reduce the level of cash items in process of collection.

Net premises and equipment declined slightly during the first half of 2009, but “other assets” were about $3 million higher due to the increase in OREO. At June 30, 2009, other assets includes as its largest components $29 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $12 million investment in low-income housing tax credit funds, approximately $11 million in OREO and other foreclosed assets, a $9 million investment in restricted stock, accrued interest receivable totaling $6 million, goodwill of about $6 million, prepaid taxes of $3 million, a net deferred tax asset of $2 million, and $2 million in operating leases. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings, but the FHLB of San Francisco has indicated that their stock repurchase activities and dividends have been temporarily suspended, thus our FHLB stock investment could remain at current levels for an indeterminable period of time even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. The Company’s goodwill is evaluated annually, and because the market value of the Company exceeded its book value as of the measurement date, no further testing was deemed necessary and management determined that no impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the quarters and six-month periods ended

June 30, 2009 and 2008 is contained in the “Average Rates and Balances” table appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at June 30, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution Table.

Deposit Distribution

(dollars in thousands, unaudited)	June 30 2009	December 31 2008
Demand	$228,914	$232,168
NOW	112,619	100,949
Savings	62,557	55,373
Money Market	153,188	146,896
CDAR's	139,862	112,660
Customer Time Deposit < $100,000	122,419	115,303
Customer Time deposits ≥ $100,000	209,060	182,649
Brokered Deposits	48,000	115,500

Total Deposits	$1,076,619	$1,061,498

Percentage of Total Deposits
Demand	21.26%	21.87%
NOW	10.46%	9.51%
Savings	5.81%	5.22%
Money Market	14.23%	13.84%
CDAR's	12.99%	10.61%
Customer Time Deposit < $100,000	11.37%	10.86%
Customer Time deposits ≥ $100,000	19.42%	17.21%
Brokered Deposits	4.46%	10.88%

Total	100.00%	100.00%

Total deposit balances increased by $15 million during the first six months of 2009, but excluding the $68 million drop in wholesale-sourced brokered deposits, customer deposits were up by $83 million, or 9%. Much of the growth in customer deposits was in time deposits, including a $27 million increase in relatively stable CDARS deposits sourced from local customers, a $26 million increase in other time deposits over $100,000 (Jumbo CD’s), and a $7 million increase in customer time deposits under $100,000.

Transaction account balances (DDA and NOW accounts) also increased by a combined $8 million, or 3%, during the half. While the average balance per transaction account is down slightly at June 30, 2009 compared to the end of 2008, the number of transaction accounts rose by over 2,000, or 4%, in the first half of 2009 as a result of our high performance checking (HPC) initiatives. Core savings balances also increased $7 million, or 13%, and money market deposits were up $6 million, or 4%.

Management recognizes that maintaining a high level of customer deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. Our recent deposit-related efforts include the continuation of HPC initiatives, aggressive marketing of remote deposit capture, the addition of a high-yield “rewards checking” option for online accounts, marketing pieces aimed at increasing customer awareness of the relatively strong capital position and stability of the Bank and of our participation in CDARS, and the designation of a senior-level director of deposit services and deposit specialists in certain regions to assist current and potential business customers with their deposit needs. Our deposit-centric marketing efforts appear to be having a positive impact, with an inflow of deposit dollars from current customers who are placing renewed value on the safety and security of insured time deposits, as well as from new customers who have sought a more stable and secure option for their money. However, no assurance can be provided that these favorable trends will continue.

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

The Company uses overnight and short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. The balance of overnight fed funds purchased was only $35,000 at the end of June 2009, up from zero the end of December 2008. Overnight FHLB advances dropped to $9 million at June 30, 2009 from $25 million at the end of the year, since our on-balance sheet liquidity has increased and our need for overnight borrowings has been reduced. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled approximately $26 million at June 30, 2009, relative to a $24 million balance at the end of December 2008. In addition, the Company had $31 million in junior subordinated debentures at June 30, 2009 and December 31, 2008.

As of June 30, 2009, term FHLB borrowings totaled $30 million, down from $65 million at December 31, 2008, with $10 million in short-term advances (excluding overnight FHLB advances) and $20 million in the form of long-term borrowings (remaining maturity over one year). Short-term advances declined $25 million, or 71%, during the first half of 2009, enabled by the increase in deposits and the drop in total assets. Long-term borrowings were down $10 million, as borrowings rolling into the short-term category were not replaced.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities dropped slightly during the first half of 2009, due in part to drop in accrued interest payable and a reduction in our reserve for current taxes, partially offset by normal increases in other expense accruals.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company also, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2009, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $62 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and readily marketable loan balances in the amount of $15 million at June 30, 2009. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $300 million at June 30, 2009. An additional $160 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $9 million at the Federal Reserve Discount Window if necessary, based on pledged assets at June 30, 2009. The Company manages its liquidity in such a fashion as to be able to meet any unexpected changes in liquidity needs.

The Company’s liquidity ratio and average loans to assets ratio were 14% and 70%, respectively, at June 30, 2009, as compared to internal policy guidelines of “greater than 10%” and “less than 78%.” The liquidity ratio is calculated with marketable and otherwise liquid assets as the numerator and non-collateralized deposits and short-term liabilities as the denominator. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise. Other liquidity ratios reviewed by management and the Board on a regular basis include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at June 30, 2009. We anticipate that slower loan growth in combination with stronger growth in core deposits will have a positive impact on our liquidity position, although no assurance can be provided that this will be the case.

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

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investments, loans, deposits and borrowed funds. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of June 30, 2009, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	6,581	-$	2,461	-$	1,155	-$	1,497	-$	1,850	-$	2,387
% Change		-11.31%		-4.23%		-1.98%		-2.57%		-3.18%		-4.10%

Our current interest rate risk profile indicates that both rate increases and rate decreases will have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be very small in the current environment. If there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $1.5 million lower, a decline of 2.57% relative to net interest income in a flat rate scenario, and the negative variance becomes more pronounced the greater the increase in interest rates. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $1.2 million lower, a drop of 1.98% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points.

A more linear relationship might normally be expected between changes in rates and net interest income. In other words, because projected net interest income is lower in rising rate scenarios, one might assume that it should increase proportionately in declining rate scenarios. However, net interest income falls as rates decline due to the fact that deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline. In an attempt to create a more defensive posture in rising rate scenarios, we are currently placing emphasis on shifting into variable rate loans and lengthening the duration of interest-sensitive liabilities when possible, although no assurance can be provided that this will occur.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value and does not vary with interest rate fluctuations. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. If a higher deposit decay rate is used the decline in EVE becomes more severe, while the slope of the EVE simulations conforms more closely to that of our net interest income simulations if non-maturity deposits do not run off. This is because our net interest income simulations incorporate growth rather than runoff for aggregate non-maturity deposits.

The table below shows estimated changes in the Company’s EVE as of June 30, 2009, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$35,486	$21,646	$11,014	-$	15,973	-$	31,223	-$	44,387
% Change	14.24%	8.68%	4.42%		-6.41%		-12.53%		-17.81%

As noted above, the slope of EVE under varying interest rate scenarios is substantially steeper than the slope for the Company’s net interest income simulations, due primarily to runoff assumptions for $557 million in non-maturity deposits. The EVE slope would be even steeper if not for the fact that non-maturity deposit decay rates have declined in recent months, and model assumptions have been adjusted accordingly. Our EVE profile has evolved considerably over the past few years. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. We are currently attempting to reverse that trend and reduce the exposure of our economic value of equity to rising rates, by focusing on variable rate loans and longer-maturity funding.

CAPITAL RESOURCES

At June 30, 2009, the Company had total shareholders’ equity of $110.4 million, comprised of $13.5 million in common stock, additional paid-in capital of $8.5 million, $87.3 million in retained earnings, and $1.1 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2008 was $106.8 million. The $3.6 million increase in shareholders’ equity during the first half of 2009 was due primarily to the addition of net earnings less $1.9 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), increased by $126,000, or 13%.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at June 30, 2009 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

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

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)	June 30, 2009	December 31, 2008	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	13.98%	13.60%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	12.73%	12.30%	6.00%
Tier 1 Leverage Ratio	10.15%	9.90%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	13.16%	12.60%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	11.90%	11.40%	6.00%
Tier 1 Leverage Ratio	9.48%	9.10%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2009:

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

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on May 27, 2009, at which time shareholders voted in favor of items 1, election of directors, and 3, ratification of appointment of independent accountants, and meeting was reconvened on June 9, 2009 and again on June 23, 2009 to vote on item 2, creation of a class of serial preferred stock. Proxies were solicited by the Company’s management pursuant to Regulation 14 under the Securities Exchange Act of 1934.

A total of 8,796,747 shares were represented and voting at the meeting of May 27, 2009, constituting 91% of the 9,678,791 issued and outstanding shares entitles to vote at the meeting. There was no solicitation in opposition to Management’s nominees for directorship as listed in the proxy statement, and all of such nominees were elected pursuant to the vote of shareholders. Robert H. Tienken was included on the proxy statement as a nominee, however he retired prior to the date of the annual meeting for health reasons and withdrew himself as a nominee. The vote on the election of the three remaining nominees to serve as Class II directors for two-year terms was as follows:

	Authority Given	Authority Withheld
Albert L. Berra	6,615,083	2,181,664
Vincent L. Jurkovich	6,608,864	2,187,883
Gordon T. Woods	6,600,590	2,196,157

There were no broker non-votes received with respect to this item. The terms of the following directors continued after the shareholders’ meeting: Robert L. Fields, James C. Holly, and Morris A. Tharp.

The selection of Vavrinek, Trine, Day & Co., LLP was also ratified at the meeting of May 27, 2009. The number of shares cast relative to proposal 3 was as follows:

For:	8,183,826
Against:	560,085
Abstain:	52,836

The number voting “for” constitutes 93.0% of the total number of shares represented and voting at the meeting with respect to proposal 3. There were no broker non-votes received with respect to this item.

An amendment to the Company’s Articles of Incorporation authorizing the creation of a class of serial preferred stock was approved by a majority of outstanding shares at the meeting of June 23, 2009. A total of 8,398,434 shares voted on this particular matter, constituting 87% of the 9,678,791 issued and outstanding shares entitles to vote. The number of shares cast relative to proposal 2 was as follows:

For:	5,071,400
Against:	3,125,558
Abstain:	201,476

The number voting “for” constitutes 60.4% of the total number of shares represented and voting at the meeting with respect to proposal 2, and 52.4% of total outstanding shares. There were 674,706 broker non-votes received with respect to this item.

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp

3.2	Amended and Restated By-laws of the Company (1)

10.1	1998 Stock Option Plan (2)

10.2	Salary Continuation Agreement for Kenneth R. Taylor (3)

10.3	Salary Continuation Agreement for James C. Holly (3)

10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (4)

10.5	Split Dollar Agreement for Kenneth R. Taylor (5)

10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (5)

10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (5)

10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (5)

10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (5)

10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (5)

10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (5)

10.12	401 Plus Non-Qualified Deferred Compensation Plan (5)

10.13	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (6)

10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (6)

10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (6)

10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (7)

10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (7)

10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (7)

10.19	2007 Stock Incentive Plan (8)

10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (9)

10.21	Salary Continuation Agreement for Kevin J. McPhaill (9)

10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (9)

11	Statement of Computation of Per Share Earnings (10)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(3)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(5)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(6)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(7)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(8)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(10)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 7, 2009	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

August 7, 2009	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Executive Vice President & Chief Financial Officer