Form 10-Q
period 2009-09-30
SIERRA BANCORP
filed 2009-11-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Common stock, no par value, 11,620,491 shares outstanding as of October 30, 2009

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Cash and due from banks	$33,291	$40,960
Interest-bearing deposits in other banks	425	5,050
Federal funds sold	1,000	5,500

Total Cash & Cash Equivalents	34,716	51,510
Investment securities available for sale	266,079	243,413
Loans and leases:
Gross loans and leases	909,485	946,640
Allowance for loan and lease losses	(23,363)	(15,094)
Deferred loan and lease fees, net	(383)	(1,365)

Net Loans and Leases	885,739	930,181
Premises and equipment, net	19,779	19,280
Other assets	100,736	81,908

TOTAL ASSETS	$1,307,049	$1,326,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$227,413	$232,168
Interest bearing	835,438	829,330

Total Deposits	1,062,851	1,061,498
Federal funds purchased and repurchase agreements	44	24,419
Short-term borrowings	48,800	59,500
Long-term borrowings	20,000	30,000
Other liabilities	12,161	13,147
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,174,784	1,219,492

SHAREHOLDERS’ EQUITY
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, no par value; 24,000,000 shares authorized; 11,620,491 and 9,673,291 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	33,949	21,069
Additional paid in capital	8,579	1,006
Retained earnings	86,422	83,746
Accumulated other comprehensive income	3,315	979

TOTAL SHAREHOLDER’S EQUITY	132,265	106,800

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,307,049	$1,326,292

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$14,336	$17,310	$44,471	$52,380
Interest on investment securities:
Taxable	2,038	2,149	6,124	5,822
Tax-exempt	637	599	1,846	1,777
Interest on Federal funds sold and interest-bearing Deposits	2	24	79	35
Interest on Equity Investments	11	—	73	—

Total interest income	17,024	20,082	52,593	60,014
Interest expense:
Interest on deposits	2,229	3,635	8,189	11,863
Interest on short-term borrowings	98	736	337	3,041
Interest on long-term borrowings	186	259	611	616
Interest on manditorily redeemable trust preferred securities	190	379	734	1,262

Total interest expense	2,703	5,009	9,871	16,782
Net Interest Income	14,321	15,073	42,722	43,232
Provision for loan losses	10,473	900	17,976	5,820

Net Interest Income after Provision for Loan Losses	3,848	14,173	24,746	37,412
Non-interest revenue:
Service charges on deposit accounts	3,030	3,089	8,582	8,294
Gains on investment securities available-for-sale	1,005	—	1,099	58
Other	1,523	1,256	3,555	4,005

Total other operating income	5,558	4,345	13,236	12,357
Other operating expense:
Salaries and employee benefits	3,543	4,646	14,033	13,552
Occupancy expense	1,792	1,738	5,148	4,765
Other	5,406	3,929	13,760	9,391

Total other operating expenses	10,741	10,313	32,941	27,708

Income before income taxes	(1,335)	8,205	5,041	22,061
Provision for income taxes	(1,441)	2,433	(354)	6,765

Net Income	$106	$5,772	$5,395	$15,296

PER SHARE DATA
Book value	$11.38	$11.26	$11.38	$11.26
Cash dividends	$0.10	$0.17	$0.30	$0.51
Earnings per share basic	$0.01	$0.60	$0.54	$1.60
Earnings per share diluted	$0.01	$0.59	$0.54	$1.56
Average shares outstanding, basic	10,376,980	9,623,683	9,913,159	9,586,589
Average shares outstanding, diluted	10,457,054	9,765,122	9,992,984	9,777,633

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended Sept 30,
	2009	2008
Cash Flows from Operating Activities
Net Income	$5,395	$15,296
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment securities	$(1,099)	$(58)
Gain on sales of loans	(58)	(1)
Loss (Gain) on disposal of fixed assets	17	(81)
Loss on sale on foreclosed assets	89	62
Writedown on foreclosed assets	1,180	—
Share-based compensation expense	119	217
Provision for loan losses	17,977	5,820
Depreciation and amortization	2,343	2,206
Net amortization on securities premiums and discounts	139	101
Increase in unearned net loan fees	(982)	(1,370)
Increase in cash surrender value of life insurance policies	(1,332)	(598)
Proceeds from sales of loans held for sale	4,923	—
Originations of loans held for sale	(111)	(941)
(Increase)/Decrease in interest receivable and other assets	(5,359)	3,189
Decrease in other liabilities	(987)	(85)
Excess tax benefit from share-based payment arrangements	—	(608)

Net cash provided by operating activities	22,254	23,149

Cash Flows from Investing Activities
Maturities of securities available for sale	8,897	3,125
Proceeds from sales/calls of securities available for sale	30,460	9,733
Purchases of securities available for sale	(92,225)	(92,273)
Principal paydowns on securities available for sale	37,223	23,026
Decrease (Increase) in loans receivable, net	4,449	(40,142)
Purchases of premises and equipment, net	(2,522)	(2,963)
Proceeds from sales of foreclosed assets	775	2,006

Net cash used in investing activities	(12,943)	(97,488)

Cash Flows from Financing Activities
Increase in deposits	1,353	110,888
Decrease in federal funds purchased	—	(3,000)
Decrease in borrowed funds	(20,700)	(38,800)
(Decrease) Increase in repurchase agreements	(24,375)	4,263
Cash dividends paid	(2,904)	(4,894)
Stock repurchased	—	(2,080)
Proceeds from issuance of common stock	20,427	—
Stock options exercised	94	1,569
Excess tax benefit from share-based payment arrangements	—	608

Net cash (used in) provided by financing activities	(26,105)	68,554

Decrease in cash and due from banks	(16,794)	(5,785)
Cash and Cash Equivalents
Beginning of period	51,510	44,022

End of period	$34,716	$38,237

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

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

At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities. Pursuant to the Financial Accounting Standards Board’s (FASB’s) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 24 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts and submit certain loan applications online. The Bank’s newest “brick and mortar” branch, our second branch in the City of Tulare, opened for business in October 2009. In addition, we recently purchased a building in Farmersville and expect to open a branch there in the first quarter of 2010, and we have plans for a branch in Selma that should be ready to open by mid-year 2010. In addition to our branches, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at seven different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. In preparing the accompanying consolidated financial statements, management has taken into consideration, and recognized where appropriate, subsequent events through November 6, 2009, which is the date the financial statements were available for issuance. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2008 have been reclassified to be consistent with the reporting for 2009. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In June 2009, the FASB issued an accounting standard to transition from former accounting standards to the new Codification, effective for financial statements issued for interim and annual periods ending after September 15, 2009. With the issuance of this standard, the Codification has become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the standard, the Codification superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The FASB now issues Accounting Standards Updates to update the Codification, provide background information about the guidance, and provide the basis for conclusions on changes in the Codification. The Company adopted this accounting standard for the period ended September 30, 2009, and the transition to the Codification has not had, and is not expected to have, any impact on our financial statements.

In April 2009, the FASB issued guidance related to fair value and impairment charges (see Note 9 – Fair Value Disclosures, the Fair Value Option and Fair Value Measurements, below), for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The guidance amended previously-issued standards to better determine fair value when there is no active market or where the price inputs being used represent distressed sales, and requires disclosures if application of the guidance results in any changes in valuation techniques or related inputs. The guidance also affirmed the requirement that the entire impairment of an impaired debt security be recognized as an other-than-temporary impairment (OTTI) in earnings if it is likely that the security will be sold prior to recovery of the security’s cost basis, but allows an entity to recognize the non-credit related portion of the security’s OTTI as part of other comprehensive income rather than earnings if it is more likely that an impaired security will be held until its cost basis can be recovered. It also requires additional qualitative fair value disclosures for interim periods for public companies, in addition to the preexisting annual requirement. Except for the increased frequency of disclosure, this guidance has not impacted the Company. As noted in the previous paragraph, this guidance has been incorporated into FASB’s Codification.

In May 2009, the FASB established general standards for the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, these standards set forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. These standards became effective with interim or annual financial periods ending after June 15, 2009. The guidance provided by these standards has been incorporated into FASB’s Codification.

In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This new accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing direct or indirect involvement with the transferred financial asset. This accounting standard is effective for financial asset transfers occurring after December 31, 2009. The adoption of this accounting standard is not expected to have any impact on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”) for consolidation purposes. The primary beneficiary of a VIE is the enterprise that has: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard is effective for the Company on January 1, 2010. The adoption of this accounting standard is not expected to have any impact on the Company’s financial statements.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2009 and 2008, cash paid for interest due on interest-bearing liabilities was $10.7 million and $16.8 million, respectively. There was $4.8 million in cash paid for income taxes during the nine months ended September 30, 2009, and $5.2 million in cash paid for income taxes during the nine months ended September 30, 2008. Assets totaling $20.5 million and $6.8 million were acquired in settlement of loans for the nine months ended September 30, 2009 and September 30, 2008, respectively, while $822,000 in foreclosed assets were sold during the first nine months of 2009 relative to $2.0 million sold during the first nine months of 2008. There were no loans extended to finance the sale of other real estate during the nine months ended September 30, 2009, and only one loan in the amount of $825,000 for the nine months ended September 30, 2008.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 413,658 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of September 30, 2009 and were not affected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarters of 2007 and 2008 and the number available for grant as of September 30, 2009 was 1,349,800. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $40,000 was reflected in the Company’s income statement during the third quarter of 2009 and $58,000 was charged during the third quarter of 2008, as compensation expense related to outstanding and unvested stock options. For the first nine months, these charges amounted to $119,000 in 2009 and $217,000 in 2008.

Note 6 – Earnings Per Share

Earnings per share for all periods presented in the Consolidated Statements of Income are computed based on the weighted average number of shares outstanding during each period. There were 10,376,980 weighted average shares outstanding during the third quarter of 2009, and 9,623,683 during the third quarter of 2008. There were 9,913,159 weighted average shares outstanding during the first nine months of 2009, and 9,586,589 during the first nine months of 2008. The majority of the increase for 2009 relative to 2008 is from 1,935,000 shares of common stock issued in a private placement on August 28, 2009, however common shares issued pursuant to stock option exercises also contributed to the increase.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2009, the dilutive effect of options outstanding calculated under the treasury stock method totaled 80,074 and 79,825, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2008, shares totaling 141,439 and 191,044, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
(dollars in thousands, unaudited)	2009	2008	2009	2008
Net income	$106	$5,772	$5,395	$15,296
Other comprehensive income/(loss):
Unrealized holding gain/(loss)	4,818	3,438	5,129	(289)
Less: reclassification adjustment	1,005	—	1,099	58

Pre-tax other comprehensive inc/(loss)	3,813	3,438	4,030	(347)
Less: tax impact of above	1,603	1,445	1,694	(146)

Net other comprehensive income/(loss)	2,210	1,993	2,336	(201)

Comprehensive income	$2,316	$7,765	$7,731	$15,095

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

	September 30, 2009	December 31, 2008
Commitments to extend credit	$169,699	$177,230
Standby letters of credit	$9,998	$11,138
Commercial letters of credit	$10,781	$10,098

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

Note 9 – Fair Value Disclosures, the Fair Value Option and Fair Value Measurements

FASB’s standards on fair value measurements and disclosures, and financial instruments, require all entities to disclose the estimated fair value of all financial instruments for which it is practicable to estimate fair value. The fair value option outlined under these topics permits companies to report selected financial assets and liabilities at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

Fair value measurements and disclosure standards also establish a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Further, they establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair value:

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented.

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at September 30, 2009 and December 31, 2008:

•	Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

•

Investment securities: The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

•

Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount the purchasers have committed to purchase the loan. The carrying amount of accrued interest receivable approximates its fair value.

•	Cash surrender value of life insurance policies: The fair values are based on current cash surrender values at each reporting date provided by the insurers.

•

Investment in limited partnerships: The fair values of the investments in WNC Institutional Tax Credit Fund Limited Partnerships are estimated using quarterly indications of value provided by the general partner.

•	Other investments: Included in other assets are certain long-term investments carried at cost, which approximates estimated fair value.

•

Deposits: The fair values for demand deposits and other non-maturity deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow analysis with interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•

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

•

Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: The fair value of subordinated debentures was determined based on the current market value for like kind instruments of a similar maturity and structure.

•

Limited partnership capital commitments: The fair value of the capital commitments to the WNC Institutional Tax Credit Fund Limited Partnerships are estimated using a discounted cash flow analysis using rates of return currently available for similar instruments.

•

Commitments to extend credit and letters of credit: Commitments to extend credit are primarily for adjustable rate loans. For these commitments, there are no differences between the committed amounts and their fair values. Commitments to fund fixed rate loans and letters of credit are at rates which approximate fair value at each reporting date.

Estimated fair values for the Company’s financial instruments at September 30, 2009 and December 31, 2008 are as follows:

(dollars in thousands, unaudited)	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial asset:
Cash and due from banks	$33,716	$34,052	$51,510	$51,510
Investment securities available for sale	$266,079	$266,079	$243,413	$243,413
Loans and leases, net	$885,739	$923,235	$930,181	$993,287
Cash surrender value of life ins. policies	$29,685	$29,685	$28,353	$28,353
Other investments	$9,361	$9,361	$9,361	$9,361
Investment in limited partnership	$12,283	$12,283	$13,453	$13,453
Accrued interest receivable	$5,741	$5,741	$6,669	$6,669
Fiancial liabilities:
Deposits	$1,062,851	$1,062,894	$1,061,498	$982,230
Short-term borrowings	$48,800	$48,918	$83,919	$84,010
Long-term borrowings	$20,000	$20,963	$30,000	$31,033
Subordinated debentures	$30,928	$15,308	$30,928	$16,707
Limited partnership capital commitment	$1,060	$1,060	$1,800	$1,800
Accrued interest payable	$736	$736	$1,520	$1,520
Off-balance-sheet financial instruments:
Commitments to extend credit	$169,699	$169,699	$177,230	$177,230
Standby letters of credit	$9,998	$9,998	$11,138	$11,138
Commercial letters of credit	$10,781	$10,781	$10,098	$10,098

For each category of financial assets that were actually reported at fair value under the fair value option at September 30, 2009, the Company used the following methods and significant assumptions:

•

Investment Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the securities’ relationship to other benchmark quoted securities, without relying exclusively on quoted prices for the specific securities.

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

Assets and liabilities reported at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009, Using:
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$1,484,711	$264,594,018	$—	$266,078,729
Loans Held for Sale	$111,200	$—	$—	$111,200

Assets and liabilities reported at the lower of cost or fair value on a non-recurring basis are summarized below:

	Lower of Cost or Fair Value at September 30, 2009, Using:
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$57,438,685	$20,587,583	$78,026,268
Foreclosed Assets	$—	$21,830,646	$1,496,401	$23,327,047

Our total investment in impaired loans was $89,311,262 at September 30, 2009, with a valuation allowance of $11,284,994. Impaired loans totaling approximately $32 million did not require any valuation allowance because the fair value of the collateral or the net present value of anticipated cash flows sufficiently exceeded the carrying value of those loans, thus the total valuation allowance is applicable to remaining impaired loans having a carrying value of $57 million. Interest recognized on impaired loans totaled $213,000 for both the third quarter and first nine months of 2009.

Note 10 – Recent Developments

On August 28, 2009, Sierra Bancorp sold 1,935,000 shares of its common stock at a price of $11.00 per share, in a private placement to select institutional investors. The aggregate proceeds totaled $21.3 million, while the net proceeds from the offering, after placement fees and transaction expenses, were approximately $20.4 million. Proceeds are available for general corporate purposes and to support the ongoing organic growth of Bank of the Sierra. The securities issued in the private transaction have not been registered under the Securities Act of 1933, as amended, and thus cannot be sold by the holders until the registration statement that was filed by the Company on September 28, 2009 becomes effective. The registration statement and related filings incorporated therein by reference are currently being reviewed by the SEC.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2009 compared to Third Quarter 2008

Net income for the quarter ended September 30, 2009 was $106,000, compared with $5.8 million for the quarter ended September 30, 2008. Basic and diluted earnings per share for the third quarter of 2009 were both $0.01, compared to $0.60 basic earnings per share and $0.59 diluted earnings per share for the third quarter of 2008. The Company’s annualized return on average equity was 0.35% and annualized return on average assets was 0.03% for the quarter ended September 30, 2009, compared to a return on equity of 21.96% and return on assets of 1.77% for the quarter ended September 30, 2008. The primary drivers behind the variance in net income are as follows:

•	Net interest income fell $752,000, or 5%, due to a $4 million decline in average interest-earning assets and a 24 basis point drop in our net interest margin.

•

We provided $10.5 million for loan losses in the third quarter of 2009, which represents an increase of $9.6 million relative to the $900,000 provision in the third quarter of 2008, due to the enhancement of specific reserves on impaired loans and a higher level of net charge-offs.

•

Total non-interest revenue increased by $1.2 million, or 28%, due to a $1.0 million gain from the sale of investment securities in the third quarter of 2009 and higher income on bank-owned life insurance related to deferred compensation plans. These favorable variances were partially offset by a significant reduction in dividends on our FHLB stock.

•

Total other operating expense increased by $428,000, or 4%. While salaries and benefits were lower mainly due to the reversal of accrued incentive compensation, there were substantial increases in FDIC costs and costs associated with foreclosed assets, including OREO write-downs.

•

The Company sustained a pre-tax loss in the third quarter of 2009 and a negative provision for income taxes would therefore be expected, but tax credits generated by our investments in low-income housing tax credit funds and employment tax credits created a situation where the negative provision actually exceeds the pre-tax loss, resulting in positive net income.

First Nine Months of 2009 Compared to First Nine Months of 2008

Net income for the first nine months of 2009 was $5.4 million, a drop of $9.9 million relative to net income for the first nine months of 2008. Basic and diluted earnings per share were both $0.54 for the first nine months of 2009, compared to $1.60 basic earnings per share and $1.56 diluted earnings per share for the first nine months of 2008. The Company realized an annualized return on average equity of 6.39% for the first nine months of 2009 and 19.87% for the first nine months of 2008, and a return on assets for the same periods of 0.55% and 1.60%, respectively. The principal reasons for the net income variance for the comparative year-to-date periods include the following:

•	Net interest income dropped $510,000, or 1%, despite an increase of $34 million in average interest-earning assets, due to a 19 basis point decline in our net interest margin.

•

The provision for loan losses was $18.0 million in the first nine months of 2009, which represents an increase of $12.2 million relative to the first nine months of 2008, for the same reasons outlined in the quarterly comparison above.

•

Total non-interest income was up by $880,000, or 7%, a proportionately smaller increase than for the quarter in part because of non-recurring events that supplemented income in 2008. As with the quarter, non-interest income in 2009 reflects the gain on securities, a higher level of income on bank-owned life insurance associated with deferred compensation plans, and the reduction of dividends on our FHLB equity investment. The year-to-date period also includes a large increase in pass-through operating costs associated with our investment in low-income housing tax credit funds. Tax credit investment costs are netted against non-interest income.

•

Total non-interest expense increased by $5.2 million, or 19%, for the reasons noted above in the quarterly comparison, as well as an increase in telecommunications costs resulting from network upgrades in the first quarter of 2009 and one-time EFT incentives received as an offset to expenses in the first quarter of 2008.

•

The income tax accrual is also negative for the first nine months of 2009, in spite of positive pre-tax income, because tax credits exceed our tax liability. These credits have a greater relative impact than might otherwise be expected, since taxable income is lower than book income due to the effect of tax-exempt interest income and income on bank-owned life insurance.

FINANCIAL CONDITION SUMMARY

September 30, 2009 relative to December 31, 2008

The Company’s total assets were $1.307 billion at September 30, 2009, a $19 million decline relative to total assets of $1.326 billion at December 31, 2008. The most significant characteristics of, and changes in, the Company’s balance sheet during the first nine months of 2009 are outlined below:

•

Total assets dropped despite a $23 million, or 9%, increase in investment securities, mainly due to lower loan balances. Gross loan and lease balances were down by $37 million, or 4%, due primarily to declining real estate loan balances resulting from runoff, write-downs, and transfers to OREO. Cash and due from banks declined, as well, dropping by $12 million because of fluctuations in cash items in process of collection.

•

Total nonperforming assets increased by $43 million, or 115%, to $80 million at September 30, 2009. The increase was centered in several large loans that were placed on non-accrual, some of which were subsequently acquired into other real estate owned (OREO). Included in the increase in nonperforming assets is a $16 million increase in foreclosed assets, including OREO. Nonperforming assets were 8.54% of total loans plus foreclosed assets at September 30, 2009 and 3.88% at December 31, 2008.

•

The Company had net charge-offs against the allowance for loan and lease losses totaling $9.7 million during the first nine months of 2009, relative to $6.8 million during the first nine months of 2008. Losses on real estate loans experienced the most significant increase for the comparative periods, followed by losses on unsecured consumer loans. As of September 30, 2009 our allowance for loan and lease losses was 2.57% of total loans, relative to 1.59% at December 31, 2008. Because of the large increase in nonperforming loans, the allowance fell to 42% of nonperforming loans at September 30, 2009, from 51% at December 31, 2008.

•

Total deposits increased by slightly over $1 million, although after an $88 million reduction in wholesale-sourced brokered deposits is factored out, year-to-date growth in branch deposits is $89 million, or 9%. Much of the increase in branch deposits was in time deposits, including a $41 million increase in CDARS deposits and a $10 million increase in other time deposits, but non-maturity deposits also increased by $38 million.

•

In addition to the reduction in brokered deposits, customer repos were down $24 million because of the transfer of money into money market deposits, and we were able to let $21 million in Federal Home Loan Bank (FHLB) borrowings roll off due to the customer deposit influx and the drop in total assets, thus improving our liquidity position.

•

Total capital increased by $25.5 million, or 24%, due to the addition of $20.4 million in capital pursuant to our private placement in August, the addition of net earnings, and an increase in accumulated other comprehensive income, less dividends paid during the period. At September 30, 2009, our total risk-based capital ratio was 16.03%, our tier one risk-based capital ratio was 14.78%, and our tier one leverage ratio was 11.85%.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the third quarter, net interest income was down by $752,000, or 5%, to $14.3 million in 2009 from $15.1 million in 2008. For the year-to-date comparison, net interest income dropped by $510,000, or 1%, to $42.7 million in 2009 from $43.2 million in 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Average Balances and Rates tables show the average balance of each significant balance sheet category and the amount of interest income or interest expense associated with that category, for the comparative quarters and the comparative year-to-date periods. The tables also show the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and the net interest margin.

Average Balances and Rates

	For the Quarter Ended			For the Quarter Ended
	Sept 30, 2009 (a) (b) (f)			Sept 30, 2008 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$2,013	$2	0.39%	$3,977	$24	2.40%
Taxable	184,884	2,038	4.37%	180,547	2,149	4.74%
Non-taxable	62,639	637	4.03%	58,306	599	4.09%
Equity	2,581	11	1.69%	2,068	—	0.00%

Total Investments	252,117	2,688	4.78%	244,898	2,772	5.03%

Loans and Leases:(c) (e)
Agricultural	12,929	180	5.52%	11,416	147	5.12%
Commercial	141,230	2,093	5.88%	140,998	2,662	7.51%
Real Estate	640,061	10,536	6.53%	681,597	12,675	7.40%
Consumer	60,235	1,318	8.68%	66,519	1,533	9.17%
Direct Financing Leases	14,165	209	5.85%	19,055	293	6.12%
Other	54,893	—	0.00%	15,393	—	0.00%

Total Loans and Leases	923,513	14,336	6.16%	934,978	17,310	7.37%

Total Interest Earning Assets (e)	1,175,630	17,024	5.86%	1,179,876	20,082	6.88%

Other Earning Assets	9,361			9,222
Non-Earning Assets	109,077			109,891

Total Assets	$1,294,068			$1,298,989

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$116,113	$126	0.43%	$97,571	$100	0.41%
Savings Accounts	63,410	42	0.26%	55,432	41	0.29%
Money Market	162,172	507	1.24%	137,712	589	1.70%
CDAR’s	144,247	523	1.44%	63,923	470	2.93%
Certificates of Deposit < $100,000	121,876	408	1.33%	121,125	791	2.60%
Certificates of Deposit ≥ $100,000	199,204	485	0.97%	193,419	1,146	2.36%
Brokered Deposits	30,663	138	1.79%	62,283	498	3.18%

Total Interest Bearing Deposits	837,685	2,229	1.06%	731,465	3,635	1.98%
Borrowed Funds:
Federal Funds Purchased	473	1	0.84%	30,389	159	2.08%
Repurchase Agreements	10,802	5	0.18%	26,787	22	0.33%
Short Term Borrowings	27,067	92	1.35%	93,481	555	2.36%
Long Term Borrowings	20,000	186	3.69%	30,000	259	3.43%
TRUPS	30,928	190	2.44%	30,928	379	4.88%

Total Borrowed Funds	89,270	474	2.11%	211,585	1,374	2.58%

Total Interest Bearing Liabilities	926,955	2,703	1.16%	943,050	5,009	2.11%

Demand Deposits	233,791			234,073

Other Liabilities	14,664			17,320

Shareholders’ Equity	118,658			104,546
Total Liabilities and Shareholders’ Equity	$1,294,068			$1,298,989

Interest Income/Interest Earning Assets			5.86%			6.88%
Interest Expense/Interest Earning Assets			0.91%			1.69%

Net Interest Income and Margin(d)		$14,321	4.95%		$15,073	5.19%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $(75) thousand and $296 thousand for the quarters ended September 30, 2009 and 2008. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Average Balances and Rates

	Nine Months Ended Sept 30, 2009 (a) (b) (f)			Nine Months Ended Sept 30, 2008 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$10,482	$79	1.01%	$1,896	$35	2.47%
Taxable	180,714	6,124	4.53%	166,135	5,822	4.68%
Non-taxable	60,771	1,846	4.06%	58,699	1,777	4.04%
Equity	1,990	73	4.90%	1,399	—	0.00%

Total Investments	253,957	8,122	4.80%	228,129	7,634	5.03%

Loans and Leases:(c) (e)
Agricultural	12,781	540	5.65%	11,089	571	6.88%
Commercial	142,427	6,252	5.87%	138,651	7,781	7.50%
Real Estate	653,818	32,957	6.74%	687,605	38,879	7.55%
Consumer	63,031	4,034	8.56%	59,154	4,219	9.53%
Direct Financing Leases	15,605	688	5.89%	19,341	930	6.42%
Other	47,027	—	0.00%	10,191	—	0.00%

Total Loans and Leases	934,689	44,471	6.36%	926,031	52,380	7.56%

Total Interest Earning Assets (e)	1,188,646	52,593	6.03%	1,154,160	60,014	7.06%

Other Earning Assets	9,361			9,950
Non-Earning Assets	109,113			109,009

Total Assets	$1,307,120			$1,273,119

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$109,170	$311	0.38%	$93,929	$296	0.42%
Savings Accounts	60,709	129	0.28%	54,430	160	0.39%
Money Market	153,799	1,594	1.39%	135,623	1,924	1.89%
CDAR’s	132,015	1,769	1.79%	43,175	1,019	3.15%
Certificates of Deposit < $100,000	119,487	1,506	1.69%	125,198	2,964	3.16%
Certificates of Deposit ≥ $100,000	206,645	1,776	1.15%	179,199	3,786	2.82%
Brokered Deposits	73,304	1,104	2.01%	58,832	1,714	3.89%

Total Interest Bearing Deposits	855,129	8,189	1.28%	690,386	11,863	2.30%
Borrowed Funds:
Federal Funds Purchased	387	1	0.35%	19,264	328	2.27%
Repurchase Agreements	19,917	35	0.23%	26,092	73	0.37%
Short Term Borrowings	20,377	301	1.97%	129,442	2,640	2.72%
Long Term Borrowings	22,674	611	3.60%	23,996	616	3.43%
TRUPS	30,928	734	3.17%	30,928	1,262	5.45%

Total Borrowed Funds	94,283	1,682	2.39%	229,722	4,919	2.86%

Total Interest Bearing Liabilities	949,412	9,871	1.39%	920,108	16,782	2.44%

Demand Deposits	229,793			231,995

Other Liabilities	15,015			18,198

Shareholders’ Equity	112,900			102,818
Total Liabilities and Shareholders’ Equity	$1,307,120			$1,273,119

Interest Income/Interest Earning Assets			6.03%			7.06%
Interest Expense/Interest Earning Assets			1.11%			1.94%

Net Interest Income and Margin(d)		$42,722	4.92%		$43,232	5.11%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $(31) thousand and $760 thousand for the nine months ended September 30, 2009 and 2008. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

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

Volume & Rate Variances

	Quarter Ended September 30, 2009 over 2008			Nine Months Ended September 30, 2009 over 2008
	Increase (decrease) due to			Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	(12)	(10)	(22)	158	(114)	44
Taxable	52	(163)	(111)	511	(209)	302
Non-taxable(1)	45	(7)	38	63	6	69
Equity	0	11	11	0	73	73

Total Investments	85	(169)	(84)	732	(244)	488

Loans and Leases:
Agricultural	19	14	33	87	(118)	(31)
Commercial	4	(573)	(569)	212	(1,741)	(1,529)
Real Estate	(772)	(1,367)	(2,139)	(1,910)	(4,012)	(5,922)
Consumer	(145)	(70)	(215)	277	(462)	(185)
Direct Financing Leases	(75)	(9)	(84)	(180)	(62)	(242)
Other	0	0	0	0	0	0

Total Loans and Leases	(969)	(2,005)	(2,974)	(1,514)	(6,395)	(7,909)

Total Interest Earning Assets	(884)	(2,174)	(3,058)	(782)	(6,639)	(7,421)

Liabilities
Interest Bearing Deposits:
NOW	19	7	26	48	(33)	15
Savings Accounts	6	(5)	1	18	(49)	(31)
Money Market	105	(187)	(82)	258	(588)	(330)
CDAR’s	591	(538)	53	2,097	(1,347)	750
Certificates of Deposit < $100,000	5	(388)	(383)	(135)	(1,323)	(1,458)
Certificates of Deposit > $100,000	34	(695)	(661)	580	(2,590)	(2,010)
Brokered Deposits	(253)	(107)	(360)	422	(1,032)	(610)

Total Interest Bearing Deposits	507	(1,913)	(1,406)	3,288	(6,962)	(3,674)

Borrowed Funds:
Federal Funds Purchased	(157)	(1)	(158)	(321)	(6)	(327)
Repurchase Agreements	(13)	(4)	(17)	(17)	(21)	(38)
Short Term Borrowings	(394)	(69)	(463)	(2,224)	(115)	(2,339)
Long Term Borrowings	(86)	13	(73)	(34)	29	(5)
TRUPS	0	(189)	(189)	0	(528)	(528)

Total Borrowed Funds	(650)	(250)	(900)	(2,596)	(641)	(3,237)

Total Interest Bearing Liabilities	(143)	(2,163)	(2,306)	692	(7,603)	(6,911)

Net Interest Margin/Income	(741)	(11)	(752)	(1,474)	964	(510)

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the pure volume variance for the third quarter of 2009 relative to the third quarter of 2008 was negative $741,000, due in part to the fact that average interest-earning assets were $4 million lower in the third quarter of 2009. The negative volume variance was exacerbated by balance movement within both assets and liabilities. On the asset side, we experienced loan runoff as well as migration out of relatively high-yielding real estate loans into non-accruing loans. The average balance of investments increased, but investment yields are significantly lower than average loan yields. Within interest-bearing liabilities, there was also a considerable shift into categories that had a higher relative cost in the third quarter of 2008, which is the period used for the “rates” multiplier in our volume variance calculations.

The rate variance for the quarterly comparison was a relatively small negative $11,000. Unfavorable influences on the rate variance include net interest reversals totaling $206,000 for the third quarter of 2009. In contrast, in the third quarter of 2008, interest reversals totaling $118,000 were more than offset by the accelerated recognition of $211,000 in loan fees subsequent to the prepayment of a large loan. Despite the increase in net interest reversals, an easing of competitive pressures on deposit rates in early 2009 might have pushed the rate variance into positive territory if not for the fact that deposit rates were already so low. This effect was also evident as short-term market interest rates declined in 2008, when rates paid on our non-maturity deposits, such as NOW, savings, and money market accounts drew closer to zero and did not re-price to the same extent as variable- and adjustable-rate assets. Our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities, also had an adverse effect on the rate variance. Our average net interest position for the third quarter of 2008, which is the base period for the rate variance calculation, was $237 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by many of the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.95% in the third quarter of 2009, a drop of 24 basis points from the third quarter of 2008. The positive impact of higher core deposits on our net interest margin was offset by negative factors, including larger net interest reversals, growth in relatively costly time deposits, a higher average balance of non-performing assets and the steep decline in market interest rates.

For the first nine months of 2009 relative to the first nine months of 2008, the negative variance in net interest income attributable purely to volume changes was $1.5 million, while there was a favorable rate variance of $964,000. Average interest-earning assets increased by $34 million, or 3%, for the year-to-date comparison, but the positive impact of this increase was largely offset by the same negative factors denoted in the discussion of the quarterly volume variance. The favorable rate variance for the year-to-date comparison was the result of the easing of competitive pressures on deposit rates, which was partially offset by the negative factors outlined for the quarter. The Company’s net interest margin for the first nine months of 2009 was 4.92%, a decline of 19 basis points relative to the net interest margin of 5.11% in the first nine months of 2008. Net interest reversals were $563,000 for the first nine months of 2009 relative to $387,000 in the first nine months of 2008, and an increase in the average balance of non-performing assets and the unfavorable impact of the drop in market interest rates intensified the negative impact of higher interest reversals and more than offset the lift from higher core deposits.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses. These charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable loan losses related to specifically identified impaired loans, as well as probable incurred loan losses in the remaining loan portfolio.

The Company’s provision for loan losses was almost 12 times higher in the third quarter of 2009 than in the third quarter of 2008, representing an increase of $9.6 million. The loan loss provision increased by $12.2 million for the first nine months of 2009, to a level that was more than three times the provision for the first nine months of 2008. The increases can be explained in part by net charge-offs, which were up $1.2 million, or 54%, for the quarter, and $2.9 million, or 42%, on a year-to-date basis. The increases in charge-offs for the quarterly and year-to-date comparisons reflect higher levels of unsecured consumer and commercial loan charge-offs, and the year-to-date increase also includes a significant increase in charge-offs/write-downs on real estate loans. In addition to reserve replenishment related to charge-offs, much of the 2009 loan loss provision was used to establish specific reserves for large real estate loans placed on non-accrual status in 2009. The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the third quarter and first nine months of 2009 relative to the third quarter and first nine months of 2008:

Non Interest Income/Expense

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
(dollars in thousands, unaudited)	2009	% of Total	2008	% of Total	2009	% of Total	2008	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$3,030	54.51%	$3,089	71.09%	$8,582	64.83%	$8,294	67.12%
Other service charges, commissions & fees	$826	14.86%	846	19.47%	2,200	16.62%	2,867	23.20%
Gains on sales of loans	$42	0.75%	—	0.00%	58	0.44%	1	0.01%
Gains on securities	$1,005	18.08%	—	0.00%	1,099	8.30%	58	0.47%
Loan servicing income	$11	0.20%	12	0.28%	25	0.19%	30	0.24%
Bank owned life insurance	$631	11.35%	322	7.41%	1,211	9.16%	561	4.55%
Other	$13	0.25%	76	1.75%	61	0.47%	546	4.42%

Total non-interest income	5,558	100.00%	4,345	100.00%	13,236	100.00%	12,357	100.00%
As a % of average interest-earning assets (2)		1.88%		1.47%		1.49%		1.43%

OTHER OPERATING EXPENSES:
Salaries and Employee Benefits	3,543	33.00%	4,646	45.05%	14,033	42.60%	13,552	48.91%
Occupancy costs
Furniture & equipment	662	6.16%	689	6.68%	1,984	6.02%	1,986	7.17%
Premises	1,130	10.52%	1,049	10.17%	3,164	9.61%	2,779	10.03%
Advertising and marketing costs	506	4.71%	493	4.78%	1,458	4.43%	1,660	5.99%
Data processing costs	356	3.31%	321	3.11%	1,020	3.10%	960	3.46%
Deposit services costs	543	5.06%	560	5.43%	1,590	4.83%	1,154	4.16%
Loan services costs
Loan processing	285	2.65%	116	1.12%	680	2.06%	395	1.43%
Foreclosed assets	889	8.28%	429	4.16%	1,516	4.60%	500	1.80%
Credit card	—	0.00%	—	0.00%	—	0.00%	2	0.01%
Other operating costs
Telephone & data communications	243	2.26%	252	2.44%	853	2.59%	719	2.59%
Postage & mail	127	1.18%	119	1.15%	377	1.14%	349	1.26%
Other	257	2.39%	257	2.49%	785	2.38%	837	3.02%
Professional services costs
Legal & accounting	452	4.21%	577	5.59%	1,174	3.56%	1,209	4.36%
Other professional service	1,460	13.59%	230	2.23%	3,478	10.56%	670	2.42%
Stationery & supply costs	174	1.62%	300	2.91%	498	1.51%	558	2.01%
Sundry & tellers	114	1.06%	275	2.67%	331	1.00%	378	1.36%

Total non-interest Expense	$10,741	100.00%	$10,313	100.00%	$32,941	100.00%	$27,708	100.00%

As a % of average interest-earning assets (2)		3.62%		3.48%		3.71%		3.21%
Efficiency Ratio (1)	54.81%		51.83%		58.21%		49.08%

(1)	Tax Equivalent
(2)	Annualized

The Company’s results reflect an increase of $1.2 million, or 28%, in total non-interest income for the quarter ended September 30, 2009 relative to the quarter ended September 30, 2008, due mainly to higher gains from the sale of investment securities and a higher level of BOLI income, offset in part by the near-elimination of FHLB dividends in 2009. Total other operating income increased to an annualized 1.88% of average earning assets in the third quarter of 2009 from 1.47% of average earning assets in the third quarter of

2008. Total non-interest income was also higher for the year-to-date comparison, increasing by $880,000, or 7%, again due primarily to investment securities gains and higher BOLI income. The increase for the year-to-date period also reflects an increase in service charges on deposits, but is net of the impact of the following non-recurring “Other” income recognized in the first nine months of 2008: A $289,000 gain on the mandatory redemption of Visa shares, an $82,000 gain from vacant land adjacent to our Hanford branch which was sold to the city of Hanford at the request of the city, a $58,000 gain on called securities, losses on OREO sales totaling $62,000, and a $75,000 contingent payment received in the first quarter of 2008 relating to the outsourcing of our merchant services function in late 2006. There were also a few non-recurring income items in the first nine months of 2009 that impacted the year-to-date comparison, including a $66,000 recovery on a previously charged-off investment in a title insurance holding company that is included in gains on securities, and an $89,000 loss on the disposition of OREO. Non-interest income increased to an annualized 1.49% of average interest-earning assets in the first nine months of 2009, relative to 1.43% in the first nine months of 2008.

For the quarter, the principal component of non-interest income, service charges on deposit accounts, declined by $59,000, or 2%, despite an increase of 6% in average transaction account balances and a fee increase that became effective mid-2008. Since the decline in total charges is centered in returned item and overdraft fees, the largest component of deposit service charges, it is our assumption that consumers and businesses are managing cash more carefully in this difficult economy. Deposit service charges were up $288,000 for the first nine months of 2009 relative to the like period in the previous year, representing a 3% increase. As with the quarter, service charges declined as a percentage of average transaction account balances for the year-to-date period despite an increase in per-transaction fees.

Other service charges, commissions, and fees declined by $20,000, or 2%, in the third quarter of 2009 relative to the third quarter of 2008, and by $667,000, or 23%, for the first nine months. The main impact on this revenue category came from a drop in dividends on restricted stock, consisting primarily of FHLB dividends, which were down $155,000 for the quarter and $450,000 for the year-to-date comparison. The FHLB of San Francisco suspended dividend payments at the beginning of 2009, reinstated dividends at a nominal level for one quarter, and subsequently suspended them again. We have not been able to determine from recent FHLB announcements how long their current capital preservation policy will continue. The decline in other service charges, commissions, and fees for the first nine months also includes the $75,000 contingent payment in 2008 noted above, as well as a $267,000 increase in pass-through operating costs associated with our investment in low-income housing tax credit funds. Tax credit investment costs are netted against non-interest income.

Gains on loan sales and loan servicing income were not material in 2009, but the $1 million gain on investments in the third quarter of 2009 is a significant addition to income for both the quarter and year-to-date period. This gain represents gains taken on the sale of $30 million in mortgage-backed securities in September. We reinvested the proceeds in high-quality agency-issued mortgage-backed securities, with the overall transaction slightly increasing the duration of our investment portfolio and lowering the overall yield by about seven basis points. The year-to-date gain on investments in 2009 also includes small gains on bonds called prior to maturity, and a $66,000 recovery on a previously charged-off investment in a title insurance holding company. Investment gains in 2008 consist entirely of gains on called securities.

Bank-owned life insurance (BOLI) income increased by $309,000, or 96%, in the third quarter of 2009 relative to the third quarter of 2008, and by $650,000, or 116%, for the first nine months of 2009 in comparison to the first nine months of 2008. To understand the reason for these variances, one needs to distinguish between the two basic types of BOLI owned by the Company: “general account,” and “separate account.” At September 30, 2009 the Company had $27.6 million invested in single-premium general account BOLI. Income from our general account BOLI is typically fairly consistent, with an interest credit rate that does not change frequently and is floored at no less than 3%. As the result of policy exchanges in the first and third quarters of 2009, the interest credit rate has increased slightly and the Company recognized a one-time gain on general account BOLI of about $72,000 in the third quarter of 2009. Income from general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition to general account BOLI, the Company had $2.1 million invested in separate account BOLI at September 30, 2009, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Aggregate BOLI income increased in 2009 mainly because gains on separate account BOLI totaled $297,000 and $377,000 for the third quarter and first nine months of 2009, respectively, relative to a gain of $68,000 for the third quarter of 2008 and a loss of $218,000 for the first nine months of 2008. This resulted in a swing in separate account BOLI income of $229,000 for the quarter and $595,000 for the year-to- date period. With the exception of a one-time gain of about $350,000 on separate account BOLI policy exchanges in the third quarter of 2008, which offset what would otherwise have been a loss for that period, these gains and losses are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that also effectively offset losses on separate account BOLI.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was $62,000 lower in the third quarter of 2009 than in the third quarter of 2008, due mainly to $51,000 in losses on the disposition of OREO in the third quarter of 2009. Other non-interest income fell by $484,000, or 89%, for the comparative year-to-date periods, due in part to a $65,000 decline in ICA income and a $27,000 increase in OREO losses. The main difference, however, came from some of the non-recurring items discussed above, namely that the first nine months of 2008 includes a $289,000 gain on the redemption of Visa stock and an $82,000 gain on the sale of real property.

Total operating expense (non-interest expense) was $10.7 million for the quarter ended September 30, 2009, an increase of $428,000, or 4%, relative to total operating expense for the same period in 2008. The increase includes substantially higher FDIC assessments and a large jump up in credit-related costs, including OREO write-downs, as discussed in greater detail below. These increases were partially offset by a drop in salaries and benefits expense resulting from the reversal of expenses that had been accrued for potential incentive compensation payments. In the third quarter of 2008, a legal settlement and non-recurring operations-related loss added $191,000 to non-interest expense and impacted the quarter over quarter difference. Non-interest expense increased to an annualized 3.62% of average interest-earning assets for the third quarter of 2009 from 3.48% in the third quarter of 2008. For the comparative year-to-date periods, non-interest expense increased by $5.2 million, or 19%, for many of the reasons that contributed to the quarterly increase. The increase in non-interest expense for the year-to-date period was impacted by these additional non-recurring items: The FDIC special assessment accrual of $595,000 in the second quarter of 2009; an operations-related legal settlement of $50,000 in the first quarter of 2009, although that charge was more than offset by an insurance recovery of $70,000 from a prior period legal settlement; several items recognized in the second quarter of 2008, including a reimbursement of $104,000 from our EFT processor in relation to the prior-year conversion, an insurance recovery totaling $54,000 on fraud losses expensed in the prior year, and one-time expenses totaling $83,000 in connection with the initiation of a new mortgage program; and, a $24,000 operational loss in one of our branches in the first quarter of 2008, less $242,000 in expense reductions in the same quarter, resulting from incentive payments and expense reimbursements received from certain vendors in conjunction with our debit card and EFT processing conversions. Non-interest expenses increased to an annualized 3.71% of average earning assets for the first nine months of 2009 from 3.21% in the first nine months of 2008.

The largest component of non-interest expense, salaries and employee benefits, fell by $1.1 million, or 24%, for the comparative quarters, and increased by $481,000, or 4%, for the first nine months of 2009 relative to the first nine months of 2008. The drop for the quarter is primarily due to the reversal of expense accruals for incentive compensation, as it currently appears unlikely that the Company’s net income for 2009 will reach the level necessary to trigger such payments. A portion of the accrual for the Company’s contribution to retirement plans was also reversed in the third quarter of 2009. The combined impact of these reversals was a reduction in salaries and benefits of $1.9 million for the quarter, and $1.8 million for the year-to-date comparison. This reduction was partially offset by a lower level of salaries associated with successful loan originations, which are deferred and amortized as an adjustment to loan yields pursuant to FASB guidelines on the recognition and measurement of nonrefundable fees and origination costs associated with lending activities. Salaries deferred for this purpose fell to $711,000 in the third quarter of 2009 from $811,000 in the third quarter of 2008, a drop of $100,000 due to lower loan origination activity. The salary deferral for the first nine months of 2009 was $1.9 million compared to $2.7 million during the first nine months of 2008, a drop of $808,000. Also having a negative impact on the variance in salaries and benefits expense were increases in deferred compensation expense of $287,000 for the quarter and $468,000 for the year-to-date period, stemming from changes in participant gains/losses on deferred compensation investments as explained above in our discussion of BOLI income. Adding to salaries and benefits in 2009 were normal annual salary adjustments, staffing costs associated with our branches opened in July and November of 2008, and strategic staff additions to help address credit issues and position the Company for future growth opportunities. Salaries and benefits fell to 33.00% of total non-interest expense for the third quarter of 2009 from 45.05% in the third quarter of 2008, and to 42.60% for the first nine months of 2009 from 48.91% in the first nine months of 2008. Occupancy expense was up by $54,000, or 3%, for the quarter, and by $383,000, or 8%, on a year-to-date basis, due primarily to costs associated with our new branches and annual rental increases in our preexisting branches.

Loan services costs also increased by significant amounts, rising by $629,000, or 115%, for the quarter, and $1.3 million, or 145%, for the first nine months. The largest drivers of the increases were write-downs on OREO’s to reflect lower values on recent appraisals, OREO operating expense, demand and foreclosure costs, and appraisal costs. OREO write-downs totaled $824,000 in the third quarter of 2009 relative to $362,000 in the third quarter of 2008, an increase of $462,000. For the first nine months, OREO write-downs totaled $1.2 million in 2009 and $362,000 in 2008, an increase of $818,000. OREO operating expense increased by $49,000 for the third quarter and $289,000 for the year-to-date comparison, while demand and foreclosure costs and appraisal costs were up by a combined $119,000 for the quarter and $217,000 on a year-to-date basis.

Other professional service expense was up $1.2 million, or 535%, for the quarter, and $2.8 million, or 419%, in the first nine months of 2009 relative to 2008. The main force behind this upsurge was higher FDIC assessments, which increased by $933,000 for the quarter and $2.3 million for the first nine months. The year-to-date increase includes the FDIC’s industry-wide special assessment, estimated to be $595,000 for the Bank, which was accrued in the second quarter of 2009. The change for both the quarterly and year-to-date comparisons reflects an increase in deposits and a jump up in our regular assessment rates, as the FDIC attempts to recapitalize the Deposit Insurance Fund. The assessment prepayment recently announced by the FDIC will not immediately increase our quarterly FDIC costs, but it will create a non-earning prepaid asset of around $9 million at the end of 2009 that will have a negative impact on our net interest margin. Also impacting other professional service expense were increases in directors’ deferred compensation accruals totaling $290,000 for the quarter and $508,000 for the year-to-date period, due again to changes in participant gains/losses on directors’ deferred fee balances.

Other notable changes in non-interest expense categories for 2009 relative to 2008 are as follows: Marketing costs were up by $13,000 for the third quarter but declined by $202,000 for the year-to-date comparison, due in part to the timing of payments and a reduction in shareholder communication costs but mainly as the result of streamlined marketing efforts, although our highly successful direct-mail marketing campaign for deposits continues in full force; deposit services costs increased by $436,000 for the first nine months, due in large part to the aforementioned EFT processing reimbursement and insurance recovery received in the second quarter of 2008, as well as the debit card and EFT processing incentive payments and expense reimbursements received in the first quarter of 2008; telephone and data communications costs were $134,000 higher for the year-to-date period due in large part to network upgrades and additional lines for our new branches in the first quarter of 2009; stationery and supply costs declined $126,000, or 42%, for the quarter, and $60,000, or 11%, for the first nine months, due to tighter expense controls; and sundry and teller costs declined $161,000 for the quarter and $47,000 for the first nine months due mainly to non-recurring costs totaling $191,000 in the third quarter of 2008.

Because the percentage increase in net interest plus other income was lower than the increase in total non-interest expense, the Company’s tax-equivalent overhead efficiency ratio increased to 54.81% for the third quarter of 2009 from 51.83% for the third quarter of 2008, and to 58.21% in the first nine months of 2009 from 49.08% in the first nine months of 2008. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company experienced income tax accrual reversals of $1.4 million in the third quarter of 2009 and $354,000 for the first nine months of 2009, relative to income tax provisions of $2.4 million, or 30% of pretax income, in the third quarter of 2008, and $6.8 million, or 31% of pretax income, for the first nine months of 2008. Our negative income tax provision exceeds our pretax loss for the third quarter of 2009, creating positive net income. This is the result of a relatively high level of tax credits, which added to the negative tax provision stemming from the pretax loss for the quarter. Our income tax accrual is also negative for the first nine months of 2009, even with positive pretax income, due to the fact that tax credits exceed our tax liability for the year-to-date period. The Company’s tax credits consist primarily of those generated by our $11.4 million investment in low-income housing tax credit funds, and California state employment tax credits.

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

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted.

Investment Portfolio

(dollars in thousands, unaudited)	September 30, 2009		December 31, 2008
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$—	$—	$500	$503
US Gov’t agencies	7,776	7,968	9,565	9,891
Mortgage-backed securities	187,875	192,445	170,604	173,820
State & political subdivisions	61,999	64,173	58,346	57,427
Other equity securities	2,705	1,493	2,705	1,772

Total Investment Securities	$260,355	$266,079	$241,720	$243,413

The book balance of the Company’s investment portfolio increased by $23 million, or 9%, during the first nine months of 2009. As noted previously, the Company completed a strategic repositioning of its investment portfolio in the third quarter of 2009, realizing $1 million in gains on the sale of $30 million in mortgage-backed bonds. The proceeds from the sale were reinvested in US Government Agency-issued mortgage backed securities, with the end result being a slightly longer duration and seven basis point drop in yield for the aggregate investment portfolio subsequent to reinvestment. To absorb excess liquidity, primarily the $20.4 million in cash proceeds from our private placement, the Company also purchased additional Agency-issued mortgage-backed securities during the third quarter of 2009. Because of this, mortgage-backed securities show an increase of $19 million, net of prepayments, for the first nine months of 2009. The balance of municipal bonds increased by $7 million during the same period, as the Company has taken advantage of relative value in that sector.

It should be noted that all newly purchased municipal bonds have strong underlying ratings. US Government Agency and Treasury securities fell by $2 million and $503,000, respectively, because maturing balances were not replaced. No equity securities were bought or sold during the first nine months of 2009, however the market value of our equity investments declined by $279,000. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $213 million at September 30, 2009, and $212 million at December 31, 2008, leaving $53 million in unpledged securities at September 30, 2009 and $31 million at December 31, 2008. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $22 million at September 30, 2009 and $27 million at December 31, 2008. There was $1.0 million in fed funds sold at September 30, 2009 and $5.5 million at December 31, 2008, and the Company’s investment in interest-bearing deposits at other banks totaled $425,000 at September 30, 2009 and $5.1 million at December 31, 2008. Aggregate investments were 20% of total assets at September 30, 2009 and 19% at December 31, 2008.

At September 30, 2009 and December 31, 2008, the Company had 61 securities and 146 securities, respectively, with unrealized losses. Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(dollars in thousands, unaudited)	September 30, 2009
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	—	—	—	—
Obligations of States and Political Subdivisions	4,158	(126)	2,584	(75)
Agency-Issued Mortgage-Backed Securities (MBS)	36,978	(174)	—	—
Private-Label MBS	—	—	1,145	(119)
Other Securities	—	—	—	—

TOTAL	$41,136	$(300)	$3,729	$(194)

(dollars in thousands, unaudited)	December 31, 2008
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	1,874	(14)	—	—
Obligations of States and Political Subdivisions	32,662	(1,279)	150	(14)
Agency-Issued Mortgage-Backed Securities (MBS)	13,545	(166)	630	(8)
Private-Label MBS	859	(82)	644	(107)
Other Securities	1,772	(933)	—	—

TOTAL	$50,712	$(2,474)	$1,424	$(129)

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $909 million at the end of September 2009, a decline of $37 million, or 4%, since December 31, 2008. Loan balances are declining because of runoff, charge-offs and transfers to OREO have more than offset relatively low production activity in our branches. Organic loan growth has tapered off due to light demand, tightened credit criteria for real estate loans, and increased attention devoted to monitoring and managing current loan relationships. While management has recently placed more emphasis on stemming the decline and motivating stronger branch loan growth, with a particular focus on commercial loans, no assurance can be provided that loan balances will not continue to decline. A comparative schedule of the distribution of the Company’s loans at September 30, 2009 and

December 31, 2008, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)	September 30 2009	December 31 2008
Real Estate:
1-4 family residential construction	21,116	25,784
Other Construction/Land	108,852	146,384
1-4 family — closed-end	109,816	113,344
Equity Lines	68,966	62,823
Multi-family residential	8,208	9,276
Commercial RE — owner occupied	188,002	224,640
Commercial RE — non-owner occupied	105,418	61,189
Farmland	67,838	62,902

Total Real Estate	678,216	706,342
Agricultural products	13,466	13,542
Commercial and Industrial	124,300	122,791
Small Business Administration Loans	18,979	19,463
Direct finance leases	15,366	19,883
Consumer loans	59,158	64,619

Total Loans and Leases	$909,485	$946,640

Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	2.32%	2.72%
Other Construction/land	11.97%	15.46%
1-4 family — closed-end	12.07%	11.97%
Equity Lines	7.58%	6.64%
Multi-family residential	0.90%	0.98%
Commercial RE — owner occupied	20.67%	23.73%
Commercial RE — non-owner occupied	11.59%	6.46%
Farmland	7.46%	6.64%

Total Real Estate	74.57%	74.60%
Agricultural products	1.48%	1.43%
Commercial and Industrial	13.67%	12.98%
Small Business Administration Loans	2.09%	2.06%
Direct finance leases	1.69%	2.10%
Consumer loans	6.50%	6.83%

Total Loans and Leases	100.00%	100.00%

The only major loan category to show growth was commercial loans, which increased by $1.5 million, or 1%, due to an increase in outstanding balances under mortgage warehouse lines of credit. Real estate loans show the largest decline, dropping by $28 million, or 4%, due to runoff, transfers to OREO, and charge-offs/write-downs. Not all real-estate loan categories dropped, however, as we experienced increases in equity lines, loans secured by farmland, and commercial real estate loans. While aggregate commercial real estate loans were higher, there was a noticeable shift from owner-occupied into non-owner occupied commercial real estate loans due to a regulatory-driven reclassification of $43 million in loans. From a regulatory perspective, even though the owner of a building might be occupying more than 50% of the square footage, the classification as owner or non-owner occupied is determined by the relative level of rents received. Part of increase in commercial real estate loans was due to construction loans that were completed and subsequently migrated into permanent loan status, which is substantiated by the sizeable drop in construction loan balances. Consumer loans and direct finance leases also experienced declining balances during the first nine months of 2009, with each category dropping by approximately $5 million due to sagging demand and, in the case of consumer loans, a high level of charge-offs. Agricultural production balances were down slightly due to seasonal fluctuations.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans. The balance of loans serviced for others was $8 million at September 30, 2009, compared to $10 million at December 31, 2008.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $170 million at September 30, 2009 as compared to $177 million at December 31, 2008, although it is expected that not all of these commitments will ultimately be drawn down. Unused commitments represented approximately 19% of gross loans outstanding at both September 30, 2009 and December 31, 2008. In addition to unused loan commitments, the Company had letters of credit totaling $21 million at September 30, 2009 and December 31, 2008.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest and foreclosed assets, including mobile homes and other real estate owned (OREO). When reasonable doubt exists with regard to the ability of the Company to collect all principal and interest that will ultimately come due on a loan or lease, we stop accruing interest on that loan or lease, reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans, and begin recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status even if interest is still being accrued, unless the asset is both well secured and in the process of collection. Non-accruing loans and leases are classified as nonperforming assets and are deemed to be impaired. The loans may or may not be collateralized, and collection efforts are continuously pursued.

If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructure (TDR). TDR’s are also deemed to be impaired loans, but are not necessarily nonperforming assets. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

(dollars in thousands, unaudited)	September 30 2009	December 31 2008
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$7,889	$4,809
Other Construction/Land	22,702	19,090
1-4 family — closed-end	4,438	2,105
Equity Lines	707	186
Multi-family residential	236	628
Commercial RE — owner occupied	13,507	455
Commercial RE — non-owner occupied	232	78
Farmland	214	42

TOTAL REAL ESTATE	49,925	27,393
Agricultural products	—	—
Commercial and Industrial	2,489	771
Small Business Administration Loans	2,672	862
Direct finance leases	720	369
Consumer loans	491	391

SUBTOTAL	$56,297	$29,786

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Real Estate:
1-4 family residential construction	$—	$—
Other Construction/Land	—	—
1-4 family — closed-end	—	—
Equity Lines	—	—
Multi-family residential	—	—
Commercial RE — owner occupied	—	—
Commercial RE — non-owner occupied	—	—
Farmland	—	—

TOTAL REAL ESTATE	—	—
Agricultural products	—	—
Commercial and Industrial	—	—
Small Business Administration Loans	—	—
Direct finance leases	—	71
Consumer loans	—	—

SUBTOTAL	—	71

TOTAL NONPERFORMING LOANS	56,297	29,857
Foreclosed assets	23,327	7,127

Total nonperforming assets	$79,624	$36,984

Restructured loans	$9,987	N/A
Nonperforming loans as a % of total gross loans and leases	6.19%	3.15%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	8.54%	3.88%

Total nonperforming assets were $79.6 million at September 30, 2009 relative to $37.0 million at December 31, 2008, an increase of $42.6 million, or 115%. Of the increase in nonperforming assets, $26.4 million was in nonperforming loans, and foreclosed assets increased $16.2 million. The balance of nonperforming loans at September 30, 2009 includes a total of $9.8 million in loans for which the borrowers were still making payments, including the following: TDR’s totaling $1.7 million which were paying interest and/or principal as agreed under restructured agreements; $5.9 million in nonperforming loans that were paying as agreed under forbearance agreements; and $2.2 million in other nonperforming loans that were still making payments as required under the original loan agreements. The line item in the table for restructured loans, immediately below total nonperforming assets, represents TDR’s that are not included in nonperforming loans and for which we are still accruing interest. We had close to $10 million in loans in this category at September 30, 2009, but none at December 31, 2008.

Non-accruing real estate loans rose by $22.5 million, or 82%, during the first nine months of 2009, accounting for much of the increase in total nonperforming loans. At September 30, 2009, non-accruing real estate loan balances totaled $49.9 million, which is after $1.3 million in write-downs taken to mark some of these loans to their current fair values net of expected disposition costs. Much of the increase in nonperforming real estate loans for the first three quarters of 2009 came from a few large loan relationships. The largest increase was in nonperforming owner-occupied commercial real estate loans, which totaled $13.5 million at September 30, 2009, up from only $455,000 at December 31, 2008. A single loan accounts for $8.6 million of the increase in that category, with another relationship adding $2.1 million. The balance of nonperforming “other construction/land” loans rose $3.6 million during the first nine months of 2009, to $22.7 million at September 30, 2009. Again, concentration in large credits is evident, with only five relationships accounting for close to $18 million of the ending balance. Residential construction loans on non-accrual status increased $3.1 million during the first nine months of 2009, with the ending balance of $7.9 million comprised of only four loan relationships. Nonperforming closed-end loans secured by 1-4 family residences increased $2.3 million during the first nine months of 2009, ending the period with a balance of $4.4 million.

Non-accruing commercial loans experienced a sizeable increase during the first nine months of 2009, as well, going up by $1.7 million, or 223%, and ending the period at $2.5 million. The majority of the balances in this category are unsecured. Non-accruing consumer loans, which are also largely unsecured, increased by $100,000, to a total of $491,000, and non-accruing SBA loans, which carry an 80% SBA guarantee on average, were up by $1.8 million, to a total balance of $2.7 million.

The balance of foreclosed assets at September 30, 2009 includes 77 separate properties classified as OREO and 11 mobile homes, with an aggregate carrying value of $23.3 million. Much of our OREO consists of vacant land, but there are also 24 residential properties totaling close to $5.1 million, and a mini-storage unit. At the end of 2008, foreclosed assets totaled $7.1 million, comprised of 34 properties in OREO and 7 mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Nonperforming assets were 8.54% of total gross loans and leases plus foreclosed assets at September 30, 2009, up from 3.88% at December 31, 2008. While our balance of nonperforming assets has experienced a sizeable increase over the past 9 months, an action plan is in place for each of our non-performing and foreclosed assets and they are all being actively managed. However, we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

In addition to our nonperforming assets, at September 30, 2009 we carried $1.3 million in substandard loans and leases that were not on non-accrual status but where serious doubt exists with regard to the ability of borrowers to comply with repayment terms, comprised primarily of loans and leases that are not guaranteed by the government or secured by real estate and that were more than 60 days past due.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. At September 30, 2009, the allowance for loan and lease losses was $23.4 million, or 2.57% of gross loans, a 55% increase from the $15.1 million allowance at December 31, 2008 which was 1.59% of gross loans. The allowance has increased by $12.1 million, or 107%, in comparison to September 30, 2008, at which time it was 1.18% of gross loans. Any portion of the recorded investment in a collateral-dependent loan in excess of the fair value of the collateral that has been identified as uncollectible, and is therefore deemed a confirmed loss, has been charged off against the allowance for loan and lease losses. These charges have totaled $1.3 million for impaired loan balances on our books at September 30, 2009. An allowance for estimated credit losses associated with off-balance sheet credit instruments, such as unused loan commitments and standby letters of credit, is included in other liabilities. This liability totaled $160,000 at September 30, 2009.

We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, discounted for expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the amount of the collateral coverage short-fall. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established.

At the time a collateral-dependent loan is designated as non-performing, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for close to 70% of the Company’s impaired loans at September 30, 2009. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and is therefore a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Charge-offs are not restored on the Company’s accounting books throughout the life of the loan, and it is expected that nonperforming loans that have been partially written down will remain on nonperforming status until final disposition is determined, e.g. all principal is either collected or charged off.

If a borrower expresses the desire and ability to continue paying on the loan, but on a modified basis, an amended repayment plan may be negotiated. For these TDR’s, the act of modification in and of itself suggests that the Company believes the source of repayment will likely be from borrower cash flows. Thus, TDR’s and other impaired loans that are not dependent on collateral for repayment are typically evaluated for impairment by discounting projected cash flows.

Our methodology also provides that an allowance be established for probable incurred losses inherent in our performing loans and leases, which are segregated by “substandard” or “other” status and then evaluated either individually or in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in regulatory filings. While this methodology utilizes historical data, projected cash flows and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans.

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

Recent material changes to the methodology used to determine our allowance for loan and lease losses are as follows: For loans that are graded substandard but are still performing, qualitative factors were adjusted to better reflect management expectations of future developments; and, the historical loss migration analysis utilized as a basis for our substandard loan loss allowance calculations was shortened from five years to three years, to improve the relevancy of such loss experience. The historical loss period used for determining the allowance necessary for other performing loans is slightly longer, and is ultimately expected to extend to a rolling 20 months.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated.

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)	For the Quarter Ended September 30,		For the Nine-Month Period Ended September 30,		For the Year Ended December 31
	2009	2008	2009	2008	2008
Balances:
Average gross loans and leases outstanding during period	$923,513	$934,978	$934,689	$926,031	$931,382

Gross loans and leases outstanding at end of period	$909,485	$953,473	$909,485	$953,473	$946,640

Allowance for Loan and Lease Losses:
Balance at beginning of period	$16,358	$12,622	$15,094	$12,276	$12,276
Provision charged to expense	$10,473	900	17,976	5,820	19,456
Charge-offs
Agricultural	—	—	—	—	—
Commercial & industrial loans (1)	836	452	2,668	2,220	3,066
Real estate loans	1,310	1,245	4,435	1,853	9,741
Consumer loans	1,410	482	2,807	2,259	3,364
Credit card loans	—	3	4	14	255
Direct Financing Leases	—	12	97	255	17
Overdrafts	199	224	512	575	782

Total	3,755	2,418	10,523	7,176	17,225

Recoveries
Agricultural	—	—	—	—	—
Commercial & industrial loans (1)	160	9	370	67	236
Real estate loans	90	32	275	34	35
Consumer loans	8	78	26	124	142
Credit card loans	3	6	11	21	38
Direct Financing Leases	—	23	5	25	23
Overdrafts	26	23	129	84	113

Total	287	171	816	355	587

Net loan charge offs (recoveries)	3,468	2,247	9,707	6,821	16,638

Balance	$23,363	$11,275	$23,363	$11,275	$15,094

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.49%	0.96%	1.39%	0.98%	1.79%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	2.57%	1.18%	2.57%	1.18%	1.59%
Allowance for Loan Losses to Non-Performing Loans	41.50%	54.54%	41.50%	54.54%	50.55%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	14.84%	19.93%	41.55%	60.50%	110.23%
Net Loan Charge-offs to Provision for Loan Losses	33.11%	249.67%	54.00%	117.20%	85.52%

(1)	Includes Small Business Administration Loans

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $9.6 million higher in the third quarter of 2009 than in the third quarter of 2008, and net charge-offs increased by $1.2 million. For the first nine months of 2009 relative to the first nine months of 2008, the provision was increased by $12.2 million and net charge-offs were $2.9 million higher.

As noted previously, the provision was higher because of the increase in charge-offs as well as the enhancement of specific reserves for impaired loans. Net charge-offs increased in the third quarter of 2009 relative to the third quarter of 2008 because of a higher level of charge-offs on unsecured consumer and commercial loans. For the year-to-date comparison, unsecured consumer charge-offs were also up substantially but the largest impact came from an increase in charge-offs on impaired real estate loans. As in many other parts of the country, the lingering economic malaise in our market areas has led to a higher level of business disruptions and job losses and impacted an increasing number of businesses and consumers. This, in turn, has diminished demand for real estate and created an imbalance relative to available supply, leading to lower property valuations. These factors contributed to a significant increase in our loan charge-offs in 2008, and again in the first nine months of 2009. Since our allowance for loan and lease losses is maintained at a level to cover probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Also, since historical loss rates are used as the starting point for our estimation of the probable incurred losses in our performing loan portfolio, the increase in charge-offs might be expected to increase our allowance for loan and lease losses. The increase in loss rates, however, is mitigated to some extent by improvement in certain qualitative factors, including the following: We have significantly tightened credit criteria for unsecured loans and lines and strengthened our credit administration department; we expect, on average, that with the charge-off of weaker credits our current portfolio consists of financially stronger borrowers; and, the economy appears poised to improve, although a tepid recovery seems likely.

Nonperforming loans increased by 89% in the first nine months of 2009, as noted in the previous section, but our allowance for loan and lease losses increased by only 55% during the same time frame. Because the increase in nonperforming loans was proportionately greater than the increase in the allowance, the Company’s allowance for loan and lease losses fell to 41.50% of nonperforming loans at September 30, 2009 from 50.55% at December 31, 2008. There are numerous dynamics that impact the appropriate level of our allowance for loan and lease losses, but this apparent inconsistency is easily explained by the following facts. As noted above, the majority of the increase in nonperforming loans was in real estate loans, which are all impaired and thus specifically evaluated pursuant to relevant accounting guidance. Our analysis for a nonperforming real estate loan is typically based on a current appraisal, adjusted as necessary for the expected timing of disposition and estimated closing costs, but can also be a discounted cash flow analysis for real estate loans that are not collateral dependent. For nonperforming real estate loans on our books at September 30, 2009, approximately $8.5 million in probable losses have been identified. An allowance was established for that amount, and losses totaling $1.3 million were ultimately identified as uncollectible and written off against the allowance. If this amount had not been charged off, our nonperforming assets would have been $1.3 million higher but so would our allowance for loan and lease losses. The percentage increase would have been proportionately greater for the allowance, since it is calculated on a smaller denominator. Based on our detailed evaluation of individual loans, after the aforementioned write-downs there is a $7.2 million allowance necessary for $31.2 million in nonperforming real estate loans as of September 30, 2009, with another $18.7 in nonperforming real estate loans requiring no allowance because the fair value of the collateral or net present value of expected cash flows exceeds the book value of the loans. The loss allowance established for specifically identified probable losses for other nonperforming loan categories, including commercial loans and leases, SBA loans, and consumer loans, totaled $2.6 million relative to loan balances of $6.4 million at September 30, 2009. The allowance established for probable incurred losses for performing loans was $13.0 million at September 30, 2009, very close to the loss allowance of $13.6 million for performing loans at the end of 2008.

The Company considers its allowance for loan and lease losses at September 30, 2009 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. No assurance can be given, though, that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of cash and due from banks was $33 million at September 30, 2009, compared to the $41 million balance at December 31, 2008. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $31 million average of cash and due from banks for the first nine months of 2009 was down about 9% from the $34 million average for all of 2008. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our gradual conversion to check imaging at the branch level has also helped reduce the level of cash items in process of collection.

Net premises and equipment increased $499,000, or 3%, during the first nine months of 2009, due mainly to the capitalization of costs associated with our new branch in Tulare, net of the increase in accumulated depreciation on all other buildings and equipment. “Other assets” were $19 million higher, primarily because of the increase in OREO. At September 30, 2009, the $101 million balance of other assets includes as its largest components $30 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), an $11 million investment in low-income housing tax credit funds, approximately $23 million in OREO and other foreclosed assets, a $9 million investment in restricted stock, accrued interest receivable totaling $6 million, goodwill of about $6 million, prepaid taxes of $8 million, and $2 million in operating leases. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings, but the FHLB of San Francisco has indicated that their stock repurchase activities have been temporarily suspended, thus our FHLB stock investment could remain at current levels for an indeterminable period of time even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. The Company’s goodwill is evaluated annually, and because the market value of the Company exceeded its book value as of the measurement date, no further testing was deemed necessary and management determined that no impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the quarters and nine-month periods ended September 30, 2009 and 2008 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at September 30, 2009 and December 31, 2008, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution

(dollars in thousands, unaudited)	September 30, 2009	December 31, 2008
Demand	$227,413	$232,168
NOW	119,610	100,949
Savings	63,213	55,373
Money Market	162,975	146,896
CDAR’s	153,389	112,660
Customer Time Deposit < $100,000	121,165	115,303
Customer Time deposits ≥ $100,000	187,086	182,649
Brokered Deposits	28,000	115,500

Total Deposits	$1,062,851	$1,061,498

Percentage of Total Deposits
Demand	21.40%	21.87%
NOW	11.25%	9.51%
Savings	5.95%	5.22%
Money Market	15.33%	13.84%
CDAR’s	14.43%	10.61%
Customer Time Deposit < $100,000	11.40%	10.86%
Customer Time deposits > $100,000	17.61%	17.21%
Brokered Deposits	2.63%	10.88%

Total	100.00%	100.00%

Total deposit balances increased by $1 million during the first nine months of 2009, but excluding the $88 million drop in wholesale-sourced brokered deposits, customer deposits were up by $89 million, or 9%. Much of the growth in customer deposits was in time deposits, including a $41 million increase in relatively stable CDARS deposits sourced from local customers, a $4 million increase in other time deposits over $100,000 (Jumbo CD’s), and a $6 million increase in customer time deposits under $100,000.

Transaction account balances (DDA and NOW accounts) also increased by a combined $14 million, or 4%, during the first nine months of 2009. While the average balance per transaction account is down slightly at September 30, 2009 compared to the end of 2008, the number of transaction accounts rose by over 3,000, or 7%, during that period as a result of our high performance checking (HPC) and online banking initiatives. Core savings balances also increased $8 million, or 14%, and money market deposits were up $16 million, or 11%. The increase in money market deposits is due to the transfer of dollars from customer repos into a money market sweep account.

Management recognizes that maintaining a high level of customer deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. Our recent deposit-related efforts include the continuation of HPC initiatives, aggressive marketing of remote deposit capture, the addition of a high-yield “rewards checking” option for online accounts, marketing pieces aimed at increasing customer awareness of the relatively strong capital position and stability of the Bank and of our participation in CDARS, the addition of mobile banking capabilities, and the designation of a senior-level director of deposit services and deposit specialists in certain regions to assist current and potential business customers with their deposit needs. A “debit rewards” program is also in the implementation phase. Our deposit-centric marketing efforts appear to be having a positive impact, with an inflow of deposit dollars from current customers who are placing renewed value on the safety and security of insured time deposits, as well as from new customers who have sought a more stable and secure option for their money. However, no assurance can be provided that these favorable trends will continue.

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

The Company uses overnight and short-term FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no overnight fed funds purchased at the end of September 2009 or at the end of December 2008. Overnight FHLB advances increased to $39 million at September 30, 2009 from $25 million at the end of the year, a $14 million increase necessitated by a reduction in term FHLB borrowings and brokered CD’s. Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, totaled $44,000 at September 30, 2009, down from a $24 million balance at the end of December 2008. As noted in the previous section, this drop was the result of migration into a money market sweep account.

As of September 30, 2009, term FHLB borrowings totaled $30 million, down from $65 million at December 31, 2008, with $10 million in short-term advances (excluding overnight FHLB advances) and $20 million in the form of long-term borrowings (remaining maturity over one year). Short-term advances declined $25 million, or 71%, during the first nine months of 2009. Long-term borrowings were down $10 million, as borrowings rolling into the short-term category were not replaced. The Company had $31 million in junior subordinated debentures at September 30, 2009 and December 31, 2008.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other expenses accrued but unpaid, and certain clearing amounts. Other liabilities dropped slightly during the first nine months of 2009, due in part to drop in accrued interest payable and a reduction in our reserve for current taxes, partially offset by normal increases in other expense accruals.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective fashion. The Company manages its liquidity in such a fashion as to be able to meet any unexpected changes in liquidity needs. Detailed cash flow projections are prepared on a monthly basis, with various scenarios applied to simulate our ability to meet liquidity needs under adverse conditions, and liquidity ratios are also calculated and reviewed on a regular basis. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise.

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating investments or other assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2009, non-pledged securities, plus pledged securities in excess of current pledging requirements, comprised $75 million of the Company’s investment portfolio balances.

Other forms of balance sheet liquidity include but are not necessarily limited to vault cash and balances due from banks, and readily marketable loan balances in the amount of $14 million at September 30, 2009. In addition to the liquidity inherent in its balance sheet, the Company has off-balance-sheet liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $247 million at September 30, 2009. An additional $177 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $41 million at the Federal Reserve Discount Window if necessary, based on pledged assets at September 30, 2009.

The Company’s primary liquidity ratio and average loans to assets ratio were 12% and 69%, respectively, at September 30, 2009, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at September 30, 2009. Relatively slow loan growth, combined with strong growth in core deposits, has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of September 30, 2009, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	4,480	-$	2,502	-$	1,527	-$	816	-$	606	-$	710
% Change		-7.80%		-4.35%		-2.66%		-1.42%		-1.05%		-1.24%

Our current interest rate risk profile indicates that both rate increases and rate decreases will have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be very small in the current environment. If there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $816,000 lower, a decline of 1.42% relative to net interest income in a flat rate scenario. As rates are moved upward even further, by 200 and 300 basis points, net interest income is not projected to experience any significant change beyond the decline for the 100 basis point shock. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $1.5 million lower, a drop of 2.66% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points.

If rates were at higher levels, we would likely see minimal fluctuations in either declining or rising rate scenarios. However, net interest income falls as rates decline due to the fact that deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions for declining rate scenarios include a presumed floor for the Bank’s prime lending rate that partially offsets other negative pressures. Furthermore, over the past year we have reduced our exposure to rising rates by placing emphasis on variable rate loans and lengthening the duration of interest-sensitive liabilities. The initial drop as rates are shocked upward by 100 basis points occurs due to our assumption that the Bank’s prime lending rate is increased at a slower pace than the Wall Street Journal prime rate, thereby eliminating most of the current differential between those two rate indices.

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

The table below shows estimated changes in the Company’s EVE as of September 30, 2009, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$34,795	$19,634	$16,834	-$	13,836	-$	30,633	-$	44,412
% Change	13.23%	7.47%	6.40%		-5.26%		-11.65%		-16.89%

The table shows a substantial increase in EVE as interest rates decline, and a corresponding decline as interest rates increase. Changes in EVE under varying interest rate scenarios are substantially different than changes in the Company’s net interest income simulations, due primarily to runoff assumptions for $573 million in non-maturity deposits. The EVE slope would be even steeper if not for the fact that non-maturity deposit decay rates have declined in recent months, and model assumptions have been adjusted accordingly. Our EVE profile has evolved considerably over the past few years. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. We are currently attempting to reverse that trend and reduce the exposure of our economic value of equity to rising rates, by continuing to focus on variable rate loans and longer-maturity funding.

CAPITAL RESOURCES

At September 30, 2009, the Company had total shareholders’ equity of $132.3 million, comprised of $34.0 million in common stock, $8.6 million in additional paid-in capital, $86.4 million in retained earnings, and $3.3 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2008 was $106.8 million. The $25.5 million increase in shareholders’ equity during the first nine months of 2009 was due primarily to the addition of $20.4 million in capital from our private placement in August 2009, as previously discussed, plus net earnings of $5.4 million, less $2.9 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), was also $2.3 million higher, and the increase in capital related to stock options was slightly over $200,000.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at September 30, 2009 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $12.9 million, or 55%, of our total allowance is currently included in Tier 2 capital. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)	September 30, 2009	December 31, 2008	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	16.03%	13.60%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	14.78%	12.30%	6.00%
Tier 1 Leverage Ratio	11.85%	9.90%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	15.33%	12.60%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	14.08%	11.40%	6.00%
Tier 1 Leverage Ratio	11.26%	9.10%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table provides information concerning the Company’s repurchases of its Common Stock during the third quarter of 2009:

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

ITEM 3 : DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 : SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 : OTHER INFORMATION

Not applicable

ITEM 6 : EXHIBITS

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)

3.2	Amended and Restated By-laws of the Company (2)

10.1	1998 Stock Option Plan (3)

10.2	Salary Continuation Agreement for Kenneth R. Taylor (4)

10.3	Salary Continuation Agreement for James C. Holly (4)

10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)

10.5	Split Dollar Agreement for Kenneth R. Taylor (6)

10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (6)

10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (6)

10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (6)

10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (6)

10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (6)

10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (6)

10.12	401 Plus Non-Qualified Deferred Compensation Plan (6)

10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)

10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)

10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (7)

10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)

10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)

10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (8)

10.19	2007 Stock Incentive Plan (9)

10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)

10.21	Salary Continuation Agreement for Kevin J. McPhaill (10)

10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)

11	Statement of Computation of Per Share Earnings (11)

31.1	Certification of Chief Executive Officer (Section 302 Certification)

31.2	Certification of Chief Financial Officer (Section 302 Certification)

32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(4)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 9, 2009	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

November 9, 2009	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Chief Financial Officer & Chief Accounting Officer