Form 10-K
period 2009-12-31
SIERRA BANCORP
filed 2010-03-12
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☑  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☑  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☑  No

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $79 million, based on the closing price reported to the registrant on that date of $12.63 per share.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of January 31, 2010 was 11,632,991.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

At December 31, 2009, the Company had consolidated assets of $1.3 billion, gross loans of $885 million, deposits of $1.1 billion and shareholders’ equity of $134 million. The Company’s liabilities include $30 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

The Bank

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

We currently operate 24 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts and submit certain loan applications online. The Bank’s newest “brick and mortar” branch, our second branch in the City of Tulare, opened for business in October 2009. In addition, we recently purchased a building in Farmersville and expect to open a branch there in March 2010, and we have plans for a branch in Selma that should be ready to open by the end of 2010. In addition to our branches, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at eight different non-branch locations. The locations of the Bank’s current offices are:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield California Office 5060 California Avenue	Bakersfield Ming Office 8500 Ming Avenue	Bakersfield Riverlakes Office 4060 Coffee Road

Bakersfield East Hills Office 2501 Mt. Vernon Ave.

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1710 Clovis Avenue

Delano:	Delano Office 1126 Main St.

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Reedley:	Reedley Office 1095 W. Manning Street

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 E Prosperity Ave.

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

The Bank’s gross loan and lease balances totaled $885 million at the end of 2009. The Bank’s lending activities include real estate, commercial (including small business), agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. We also employ real estate lending specialists who are responsible for a complete line of land acquisition and development loans, construction loans for residential and commercial development, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs.

In addition to our full-service branches, the Bank has an agricultural credit unit with staff located at our corporate headquarters. The Agricultural Credit Center provides a complete line of credit services in support of the agricultural activities that are key to the continued economic development of the communities we serve. Ag lending clients include a full range of individual farming customers, small business farming organizations, and major corporate farming units. We also actively engage in Small Business Administration (SBA) lending, and house an SBA lending unit at corporate headquarters. We have been designated as an SBA Preferred Lender since 1999, and Bank of the Sierra is a participant in the SBA’s innovative “Community Express” program. Another service we provide to business customers is equipment leasing, including both direct finance and operating leases.

Our principal retail lending services include home equity lines and consumer loans, and we also have the ability to offer retail mortgage loans to our customers through an affiliation with PHH Mortgage. PHH pays Bank of the Sierra referral fees for consumer mortgage applications that are processed and underwritten by PHH. The resulting loans are temporarily funded by the Bank and then typically sold to PHH, although we have the option of retaining loans on our books. PHH provides telephone, internet, and branch access channels that are branded with the Bank’s name, and all loans underwritten by PHH are serviced by them in the Bank’s name.

As of December 31, 2009, the percentage of our total loan and lease portfolio for each of the principal areas in which we directed our lending activities was as follows: (i) loans secured by real estate (75.4%); (ii) commercial and industrial loans (including SBA loans) (15.3%); (iii) consumer loans (6.4%); (iv) direct finance leases (1.7%); and (v) agricultural production loans (1.1%). Real estate loans and related activities generated total revenue of $44.3 million in 2009 and $49.9 million in 2008. Interest, fees, and loan sale income on real-estate secured loans totaled approximately 51% of our total interest and other income for 2009 and 53% in 2008.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts (including money market demand accounts), time deposits, retirement accounts, sweep accounts (sweep products facilitate more efficient cash management for our business customers, by automatically sweeping idle cash from demand deposit accounts into interest-bearing repurchase agreements or money market deposit accounts), and remote deposit capture. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts. We have also been in the CDARS network since its inception, and through CDARS are able to offer full FDIC insurance coverage to depositors with balances of up to $50 million. We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, convenient locations, and drive-up banking, all provided with the highest level of customer service. At December 31, 2009 we had 79,550 deposit accounts totaling $1.13 billion, compared to 72,776 deposit accounts totaling $1.06 billion as of December 31, 2008.

We offer a multitude of other products and services to complement our lending and deposit services. These include installment note collection, cashier’s checks, traveler’s checks, gift cards, bank-by-mail, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online banking, ATMs, and other customary banking services. In addition to onsite ATMs at all of our branches, we operate our own offsite ATM’s at eight different non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our customers with surcharge-free access to over 37,000 ATMs across the nation, including 3,900 in California. Our customers also have access to electronic point-of-sale payment alternatives nationwide, via the Pulse EFT network. Internet banking, including optional bill-pay functionality and mobile banking capabilities (via cellular phones and other mobile devices), had 19,700 individual and business users as of the end of 2009. Retail customers who prefer access channels other than traditional branches also have the ability to open Bank of the Sierra deposit accounts online, and business customers have the option of utilizing remote deposit capture capabilities to send their check deposits to us electronically. Furthermore, to ensure that the accessibility preferences of all customers are addressed, we operate a telephone banking system that is accessible 24 hours a day seven days a week, and we have established a convenient customer service group accessible by toll-free telephone.

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

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley. As our branches in more metropolitan areas such as Fresno and Bakersfield have expanded, however, we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. The amounts expended on compliance with government and regulatory mandates related to anti-terrorism, corporate responsibility, and customer privacy have not been insignificant. However, as far as can be reasonably determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of Federal, state, or local environmental regulation.

Recent Developments

On August 28, 2009, Sierra Bancorp sold 1,935,000 shares of its common stock at a price of $11.00 per share, in a private placement to accredited institutional investors. Aggregate proceeds totaled $21.3 million, while net proceeds from the offering, after placement fees and transaction expenses, were approximately $20.4 million. Proceeds are available for general corporate purposes and to support organic growth. The shares issued in the private transaction were registered with the SEC pursuant to a registration statement which became effective on November 24, 2009.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Footnote 2 to the Financial Statements.

Competition

The banking business in California in general, and specifically in many of our market areas, is highly competitive with respect to virtually all products and services. The industry continues to consolidate, particularly with the escalation of FDIC-assisted takeovers of failed banks. There are also many unregulated companies competing for business in our markets with financial products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries, and provide customers with meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2009 FDIC market share data for the combined four counties within which the Company operates, namely Tulare, Kern, Fresno, and Kings counties, the top four institutions are multi-billion dollar entities with an aggregate of 141 offices that control 51.2% of deposit market share. The largest portion of deposits in the combined four-county area was with Bank of America (23.0%), followed by Wells Fargo (16.3%), Union Bank of California (6.0%), and J.P. Morgan Chase (5.9%). Bank of the Sierra ranks fifth on the 2009 market share list with 5.5% of total deposits in the referenced four-county area, up from 5.1% in 2008. In Tulare County, however, where the Bank was originally formed, we rank first for total number of branch locations (10, including our online branch but not including our newest office in Tulare), and second for deposit market share with 20.6% of total deposits, up from 19.0% in 2008 and behind only Bank of America (21.2%). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we typically arrange for the sale, or “participation”, of some of the balances to financial institutions that are not within our geographic footprint.

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

For years we have countered rising competition by offering a broad array of products, with accommodative policies that allow flexibility in structure and term that cannot always be matched by our competitors. We also offer our customers community-oriented, personalized service, and rely on local promotional activity, personal contacts by our officers, directors, employees, and shareholders. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. Layered onto the Company’s traditional personal-contact banking philosophy are sophisticated telephone banking, internet banking, online bill payment and cash management capabilities, which were initiated to meet the needs of customers with electronic access requirements and provide automated 24-hour banking. This high-tech and high-touch approach allows individuals to customize access to the Company to their particular preference.

Employees

As of December 31, 2009 the Company had 322 full-time and 100 part-time employees. On a full time equivalent basis, staffing stood at 402 at December 31, 2009 as compared to 388 at December 31, 2008, an increase necessitated mainly by the addition of staff for new offices and the enhancement of our Credit Administration group during 2009.

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

Regulation of the Company Generally

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol BSRR, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock, and short-swing profits rules promulgated by the SEC, under Section 16 of the Exchange Act; and certain additional reporting requirements for principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 30, 2009, the Company is classified as an “accelerated filer.” In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The earnings and growth of the Bank are largely dependent on our ability to maintain a favorable differential, or “spread,” between our yield on interest-earning assets and the average rate paid on deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by means of open-market operations in United States Government securities, adjusting the required level of reserves for financial institutions subject to its reserve requirements, and varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. At December 31, 2009, approximately 19% of the Company’s Tier 1 capital consisted of trust preferred securities, however no assurance can be given that trust preferred securities will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution’s operations for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2009 and 2008, Bank-only Total Risk-Based Capital Ratios were 16.04% and 12.60%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were 14.78% and 11.35%, respectively. As of December 31, 2009 and 2008, the consolidated Company’s Total Risk-Based Capital Ratios were 16.67% and 13.59%, respectively, and its Tier 1 Risk-Based Capital Ratios were 15.41% and 12.34%, respectively.

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

The FDIC and the Federal Reserve Board also require financial institutions to report a leverage ratio, defined as Tier 1 capital (net of all intangibles) to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are typically required to maintain a leverage ratio of at least 4% to 5%; however, pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. The Bank has informally committed to the FDIC and the DFI that it will maintain a Leverage Capital Ratio of at least 9%. Bank-only leverage ratios were 11.44% and 9.12% on December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the consolidated Company’s leverage ratios were 11.91% and 9.92%, respectively.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2009 and 2008, the Company and the Bank were deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). Significantly undercapitalized banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet those standards, the appropriate federal banking agency may require the institution to submit a compliance plan and/or institute enforcement proceedings.

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to the market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority, among other things, to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.

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

Another program established pursuant to the EESA is the Temporary Liquidity Guarantee Program (“TLGP”), which increased the basic limit on FDIC coverage from $100,000 to $250,000 per depositor and removed the limit on FDIC deposit insurance coverage for non-interest bearing accounts through December 31, 2009, and provided FDIC backing for certain types of senior unsecured debt issued from October 14, 2008 through June 30, 2009. The end-date for issuing senior unsecured debt was later extended to October 31, 2009. Financial institutions that did not opt out of unlimited coverage for non-interest bearing accounts were initially charged an annualized 10 basis points on individual account balances exceeding $250,000, and those issuing FDIC-backed senior unsecured debt were initially charged an annualized 75 basis points on all such debt, although those rates were subsequently increased. On August 26, 2009, the FDIC extended the Transaction Account Guarantee (TAG) portion of the Temporary Liquidity Guarantee Program for six months, through June 30, 2010. Separately, Congress has extended the temporary increase in the standard coverage limit to $250,000 until December 31, 2013. For institutions choosing to remain in the TAG program, the annual assessment rate on individual account balances in excess of $250,000 was increased to either 15 basis points, 20 basis points or 25 basis points, depending on the Risk Category assigned to the institution under the FDIC’s risk-based premium system. We have elected to fully participate in the deposit insurance aspects of this program, and can thus offer unlimited insurance limits to our non-interest bearing demand deposit account customers. We did not opt out of the provision backing senior unsecured debt, although we did not issue any debt under that program.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Under the risk-based assessment system utilized by the FDIC from 1996 through 2006, which had an assessment range of 0 to 27 basis points of deposits, the Bank was not required to pay any deposit insurance assessments. Effective January 1, 2007, the FDIC adopted a new risk-based insurance assessment system designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC could adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that ranged from five basis points of domestic deposits in the lowest risk category to 43 basis points for banks in the highest risk category. That assessment system resulted in annual assessments to the Bank of five basis points, although an FDIC credit available to the Bank for contributions prior to 1996 offset this assessment in 2007 and part of 2008. FDIC deposit insurance premiums paid by the Bank in 2008 subsequent to utilization of the credit totaled $323,000.

On October 16, 2008, in response to the problems facing the financial markets and the economy, the Federal Deposit Insurance Corporation published a restoration plan (Restoration Plan) designed to replenish the Deposit Insurance Fund (DIF) such that the reserve ratio would return to 1.15 percent within five years. On December 16, 2008, the FDIC adopted a final rule increasing risk-based assessment rates uniformly by seven basis points, on an annual basis, for the first quarter 2009. On February 27, 2009, the FDIC concluded that the problems facing the financial services sector and the economy at large constituted extraordinary circumstances and amended the Restoration Plan and extended the time within which the reserve ratio would return to 1.15 percent from five to seven years (Amended Restoration Plan). In May 2009, Congress amended the statutory provision governing the establishment and implementation of a Restoration Plan to allow the FDIC eight years to bring the reserve ratio back to 1.15 percent, absent extraordinary circumstances.

On May 22, 2009, the FDIC adopted a final rule imposing a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. The Bank paid $592,000 for its special assessment which was collected by the FDIC on September 30, 2009.

In a final rule issued on September 29, 2009, the FDIC amended the Amended Restoration Plan as follows:

•	The period of the Amended Restoration Plan was extended from seven to eight years.

•	The FDIC announced that it will not impose any further special assessments under the final rule it adopted in May 2009.

•

The FDIC announced plans to maintain assessment rates at their current levels through the end of 2010. The FDIC also immediately adopted a uniform three basis point increase in assessment rates effective January 1, 2011 to ensure that the DIF returns to 1.15 percent within the Amended Restoration Plan period of eight years.

•

The FDIC announced that, at least semi-annually following the adoption of the Amended Restoration Plan, it will update its loss and income projections for the DIF. The FDIC also announced that it may, if necessary, adopt a new rule prior to the end of the eight-year period to increase assessment rates in order to return the reserve ratio to 1.15 percent.

On November 12, 2009, the FDIC adopted a final rule to require insured institutions to prepay their quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. Our prepaid assessment was $6.3 million.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but is currently 1.06 cents per $100 of insured deposits per year. These assessments will continue until the Financing Corporation bonds mature in 2019.

The enactment of the EESA (discussed above) temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor for deposits in general, and to an unlimited amount for non-interest or low-interest bearing demand deposits. Unlimited coverage for non-interest or low-interest transaction accounts will continue until June 30, 2010, and Congress has extended the temporary increase in the standard coverage limit to $250,000 through December 31, 2013. The increased limit is permanent for certain retirement accounts, including IRAs. An annual FDIC deposit insurance premium surcharge is applied to insurable deposit amounts in excess of $250,000, as noted in the previous section.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations under the Community Reinvestment Act (“CRA”). The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system. They determine CRA ratings based on the bank’s actual lending, service, and investment activities, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in August 2007 when it received a “satisfactory” Assessment Rating.

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

Privacy and Data Security

The Financial Modernization Act also imposed requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Fair and Accurate Credit Transactions (FACT) Act was enacted by the FDIC and other regulatory agencies in 2003. Among other things, it requires financial institutions and creditors to implement a written identity theft prevention program and assess the validity of change of address requests for replacement debit or credit cards. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

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

On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated a rule entitled “Electronic Fund Transfers”, with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions. Since a large percentage of the Company’s service charges on deposits are in the form of overdraft fees on point-of-sale transactions, this could have a significant adverse impact on our non-interest income. However, the impact ultimately depends on the level of customer opt-in and cannot be predicted with any degree of certainty.

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

The Company has not experienced any significant difficulties in complying with Sarbanes-Oxley. However, the Company has incurred, and expects to continue to incur, significant time and expense in connection with its compliance with Section 404 of Sarbanes-Oxley (“SOX 404”), which requires management to undertake an annual assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to attest to, and report on, management’s assessment and the operating effectiveness of those controls.

Commercial Real Estate Lending Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management. Highlights of the Guidance include the following:

•	The Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

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

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development, and the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report concentrations to management and the board of directors on a periodic basis.

•

The agencies recognize that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

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

The Company has a concentration in CRE loans, and thus believes that the Guidance is applicable. The Company and its board of directors discussed the Guidance and concluded that that the Company’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations are sufficient to address the Guidance.

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released an Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. Highlights of the revised statement include the following:

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

The Company and its board of directors discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

Risks Relating to our Bank and the Banking Business

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally. The National Bureau of Economic Research (NBER) declared that recessionary conditions in the United States began in December 2007. Negative developments in 2007 and 2008 in the financial services industry resulted in uncertainty in the financial markets in general and a related economic downturn, which continued into 2009. Business activity across a wide range of industries and regions remains at relatively low levels even into early 2010, and many local governments and businesses are in serious difficulty due to the low level of consumer and business confidence and the lack of spending. Unemployment has increased significantly, to around 10% at the national level and over 12% for the State of California. The NBER has not yet established an official date for the end of the recession.

Since mid-2007, and particularly during the second half of 2008 and first half of 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all other asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions but more recently in companies in a number of other industries and in the broader markets.

Market conditions have also contributed to the failure of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further systemic losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with them as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in rates on advances from the Federal Reserve and other government actions. Some banks and other lenders have suffered significant losses and have been reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of many financial institutions worldwide. In 2008 and 2009, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $250 billion in the equity of banking organizations, but asset values continued to decline and access to liquidity remains limited for weakened institutions.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced significant declines in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. Our total nonperforming assets increased to $72.6 million at December 31, 2009 from $37.0 million at December 31, 2008, representing 7.98% and 3.88% of total gross loans and other real estate owned at December 31, 2009 and 2008, respectively. Moreover, competition among depository institutions for quality loans has increased. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial institution stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is the potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been very aggressive in responding to concerns and trends identified in examinations, including the issuance of many regulatory enforcement actions or orders. The impact of new legislation or regulatory orders in response to those developments could restrict our business operations, including our ability to originate or sell loans, and could adversely impact our financial performance or stock price.

In addition, continued negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increased delinquencies and default rates, which could further increase our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the already adverse impact on us and others in the financial services industry.

The California economy has been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s nonperforming assets and loan charge-offs. While unemployment levels have always been relatively high in the San Joaquin Valley, in Tulare County, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate reached 17.5% in December 2009, up from 14.3% in December 2008 and well above the 12.4% aggregate unemployment rate for California. Overall, the general business environment and local market conditions have had an adverse effect on our business during the past year, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that our business, financial condition and results of operations will be adversely affected.

Conditions which have a negative impact on the agricultural industry could have an adverse effect on our customers and their ability to make payments to us. While the current spike up in the Company’s nonperforming assets is comprised mainly of other real estate owned and loans secured by land, lots, and residential real estate, many of our large increases in years past have been the direct consequence of persistent agricultural difficulties. This is due to the fact that a sizable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. While a great number of our borrowers may not be individually involved in agriculture, many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

The entry of global suppliers into the market has, in the past, led to a supply glut for many agricultural products, and a drop in consumer demand is currently impacting the agricultural industry. Because of increased supply from overseas competition, declining demand and other factors, low prices currently characterize the markets for many agricultural products. The ripple effect of lower commodity prices for milk, nuts, olives, grapes, oranges and tree fruit has a tendency to depress land prices, lower borrower income, and decrease collateral values. A degenerative cycle of weather also has the potential to adversely affect agricultural industries as well as consumer purchasing power, and has the potential to create further unemployment throughout the San Joaquin Valley. Weather patterns are also of critical importance to row crop, tree fruit, and orange production. Another potential looming issue that could have a major impact on the agricultural industry involves water distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline further our level of nonperforming assets could increase.

Concentrations of real estate loans could subject us to increased risks in the event of a prolonged real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2009, more than 75% of our loan portfolio consisted of loans secured by real estate. Balances secured by commercial properties and construction and development loans represent 63% of all real estate loans, while loans secured by residential properties account for 28%, and loans secured by farmland are 9% of real estate loans.

The $35.6 million increase in nonperforming assets experienced by the Company in 2009 includes an $18.5 million increase in foreclosed assets, including other real estate owned (OREO) which consists primarily of vacant land, lots, and residential properties. The remainder of the increase is comprised of nonperforming loans, including an $11 million increase in nonperforming real estate loans. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Nonperforming Assets,” for a detailed discussion of this increase.

The Central Valley residential real estate market experienced declining prices and increasing foreclosures during 2008 and the first half of 2009. If residential real estate values slide further, and/or if this weakness flows over into commercial real estate, the Company’s nonperforming assets could increase from current levels. Such an increase could have a material impact on our financial condition and results of operations by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

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

We may experience loan and lease losses in excess of our allowance for loan and lease losses. We are careful in our loan underwriting process in order to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We create an allowance for estimated loan and lease losses in our accounting records, based on estimates of the following:

•	industry standards;

•	historical experience with our loans;

•	evaluation of economic conditions;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	a detailed cash flow analysis for nonperforming loans;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

We maintain an allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified losses as well as any other losses inherent in our loan portfolio at a given date. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond our control, may cause our actual loan losses to exceed our current allowance estimates. If actual losses exceed the amount reserved, it will have a negative impact on our profitability. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgments, which may be different from those of our management. Any increase in the allowance required by the FDIC or the DFI could also hurt our business.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property.

Our expenses have increased and are likely to continue to increase as a result of higher FDIC insurance premiums. Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits at any time that the reserve ratio falls below 1.15%. Recent bank failures have depleted the deposit insurance fund balance, which was in a negative position by the end of 2009, and the FDIC currently has eight years to bring the reserve ratio back to the statutory minimum. The FDIC expects insured institution failures to peak in 2010, which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates. As part of this plan, the FDIC imposed a special assessment in 2009 and also required the prepayment of three years of FDIC insurance premiums at the end of 2009. See “Regulation and Supervision – Deposit Insurance” above. The prepayments are designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures and the relatively large number of troubled banks.

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

In addition, with the increase in bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits. See “Item 1, Business – Competition.”

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

If our information systems were to experience a system failure or a breach in security, our business and reputation could suffer. We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure or a similar catastrophic event. In addition, we must be able to protect our computer systems and network infrastructure against physical damage, security breaches and service disruption caused by the Internet or other users. Such computer break-ins and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure. We have protective measures in place to prevent or limit the effect of the failure, interruption or security breach of our information systems and will continue to implement security technology and monitor and update operational procedures to prevent such damage. However, if such failures, interruptions or security breaches were to occur, they could result in damage to our reputation, a loss of customer business, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

If the Emergency Economic Stabilization Act of 2008 and other recently enacted government programs do not help stabilize the U.S. financial system, our operations could be adversely affected. The Emergency Economic Stabilization Act of 2008 (as augmented by the Stimulus Bill) was intended to stabilize and provide liquidity to the U.S. financial markets. The U.S. Treasury and banking regulators have implemented a number of programs under this legislation and otherwise to address capital and liquidity issues in the banking system, including the TARP Capital Purchase Program. In addition, other regulators have taken steps to attempt to stabilize and add liquidity to the financial markets, such as the FDIC’s Temporary Liquidity Guarantee Program (TLGP). We did not elect to participate in the TARP Capital Purchase Program, but we are a participant in the TLGP.

It cannot currently be predicted what impact the EESA and other programs will ultimately have on the financial markets. The failure of the EESA and other programs to stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit, or the trading price of our common stock. The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation. As a result, it is impossible to predict the effects that such changes will have on the effectiveness of the EESA or on our business, financial condition or results of operations.

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

Given the current volume, mix, and re-pricing characteristics of the Company’s interest earning assets and interest bearing liabilities, if interest rates were to increase by 100 basis points over the next 12 months, interest-earning assets would initially re-price more slowly than interest-bearing liabilities which could have a slight negative impact on our net interest margin, all else being equal. The more rates rise, however, the more asset-sensitive we become and the more the initial negative impact would be offset. If interest rates were to decline, rates on many of our deposits would hit natural floors of close to zero while asset yields would continue to decline, compressing our net interest margin and also creating a negative impact on net interest income. There are also scenarios where fluctuations in interest rates in either direction could have a more substantial negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we could be negatively impacted. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management – Interest Rate Risk Management.”

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect our business. If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations would be hurt. Our President/Chief Executive Officer has been with us since the Bank’s inception in 1977. He is fully vested in his retirement benefits, but does not currently have any plans for immediate retirement. Our Executive Vice President/Chief Credit Officer and our Executive Vice President/Chief Financial Officer joined us in 2005 and 2001, respectively. Our Executive Vice President/Chief Banking Officer joined the Bank in 2001 and was promoted to his current position in 2006. None of our executive officers have employment agreements.

Risks Related to our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock at times or at prices you find attractive. The trading price of the shares of our common stock and the value of our other securities will depend on many factors which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified elsewhere in this “RISK FACTORS” section. In addition, the stock market is subject to broad fluctuations that affect the market prices of the shares of many companies, including ours. Many of these factors are beyond our control. Among the factors that could affect our common stock price in the future are:

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	formal regulatory action against us;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

•	actions by institutional shareholders;

•	fluctuations in the stock price, trading volumes, and operating results of our competitors;

•	general market conditions and, in particular, developments related to the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual with significant price variations occurring. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

You may not be able to sell your shares at the times and in the amounts you want if the trading market for our stock is not active. Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and cannot always be characterized as amounting to an active trading market.

Your investment may be diluted because of the ability of management to offer stock to others and stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 24,000,000 shares of common stock, and as of December 31, 2009 we had 11,620,491 shares of our common stock outstanding. Nothing restricts management’s ability to offer additional shares of stock for fair value to others in the future. In addition, when our directors, executive officers and key employees exercise any of their stock options, your ownership in the Company will be diluted. As of December 31, 2009 there were outstanding options to purchase an aggregate of 757,658 shares of our common stock with an average exercise price of $15.12 per share. There were also an additional 1,160,000 shares available remaining for grant under our 2007 Stock Incentive Plan.

Shares of our preferred stock issued in the future could have dilutive and other effects. Shares of our preferred stock eligible for future issuance and sale could have a dilutive effect on the market for shares of our common stock.

Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock, none of which is presently outstanding. Although our Board of Directors has no present intent to authorize the issuance of shares of preferred stock, such shares could be authorized in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our common stock. The rights, preferences, privileges and restrictions applicable to any series or preferred stock would be determined by resolution of our Board of Directors.

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034 and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036 in order to raise additional regulatory capital. These junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holder of the debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to pay dividends to us, then we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and, thus, we would be unable to declare and pay any dividends on our common stock.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management. As of December 31, 2009, our directors and executive officers together with their affiliates beneficially owned approximately 17% of the Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they might be able to affect the election of directors as well as the outcome of corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of our company. In some situations, the interests of our directors and executive officers may be different from the shareholders. However, our directors and executive officers have a fiduciary duty to act in the best interest of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions in our articles of incorporation will delay or prevent changes in control of our corporation or our management. These provisions make it more difficult for another company to acquire us, which could reduce the market price of our common stock and the price that you receive if you sell your shares in the future. These provisions include staggered terms of office for members of the board of directors; no cumulative voting in the election of directors; and the requirement that our Board of Directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company.

The Company relies heavily on the payment of dividends from the Bank. Other than $4.6 million in cash available at the holding company level at December 31, 2009, our ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to us, as we have no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay to us. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.0%. If (i) any of these required ratios are increased; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income decreases significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to us. The Bank has also informally committed to the FDIC and the DFI that it will obtain the prior written consent of both agencies prior to paying any cash dividends, although the Company has sufficient cash on hand to cover anticipated expenses and dividend payments to shareholders through the end of 2010 without supplemental dividends from the Bank. Further, in some cases, the Federal Reserve Board could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to us is also limited by the California Financial Code. Whether dividends are paid and their frequency and amount will also depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. Information concerning the Company’s dividend policy and historical dividend practices is set forth below in Item 5. However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, and is leased through July 2013 from parties unrelated to the Company. It consists of approximately 37,000 square feet in a three-story building of which the Company is sole occupant, and the rent as of December 31, 2009 was $12,010 per month. The Company’s main office is adjacent to its administrative headquarters, at 90 N. Main Street, Porterville, California, and consists of a one-story brick building that sits upon unencumbered property owned by the Company. The Company also owns unencumbered property on which 13 of its 23 other branches are located, including the branches in Lindsay, Exeter, Three Rivers, Dinuba, Tulare, Hanford, Tehachapi, and California City. One of the Fresno branches is owned while the other two are leased from unrelated parties, one of our two Visalia branches is owned and the other is leased from unrelated parties, and three of the four branches in Bakersfield are leased from unrelated parties. The Clovis and Delano branches are both leased from unrelated parties. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties. The Bank has eight remote ATM locations leased from unrelated parties, although the amount of monthly rent at these locations is minimal. Management believes that the Company’s existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future, although limited branch expansion is planned.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Sierra Bancorp’s Common Stock trades on the NASDAQ Global Select Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Common Stock of the Company has not consistently occurred in high volumes, and such trading activity cannot be characterized as constituting an active trading market. Management is aware of the following securities dealers which make a market in the Company’s stock: Barclays Capital Inc., New York; Cantor Fitzgerald & Co., New York; Citadel Derivatives Group LLC, Chicago; Credit Suisse Securities USA, New York; D.A. Davidson & Co., Inc., Great Falls, Montana; E*Trade Capital Markets, LLC, New York; Goldman, Sachs & Co., New York; Howe Barnes Hoefer & Arnett, Inc., San Francisco; Keefe, Bruyette & Woods, Inc., New York; Knight Equity Markets, L.P., New York; Morgan Stanley & Co., New York; Merrill Lynch, New York; Sandler O’Neill & Partners, New York; Susquehanna Capital Group, Bala Cynwyd, Pennsylvania;

Timber Hill Inc., Greenwich, Connecticut; UBS Securities, LLC, Stamford, Connecticut; Wedbush Morgan Securities, Inc., Los Angeles; and Wunderlich Securities Inc., Memphis.

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

Calendar Quarter Ended	Sale Price of the Company’s Common Stock (per share)		Approximate Trading Volume In Shares

	High	Low
March 31, 2008	$25.06	$18.00	1,794,071
June 30, 2008	$24.00	$16.44	1,567,348
September 30, 2008	$24.00	$13.50	2,163,120
December 31, 2008	$24.50	$14.00	1,089,343
March 31, 2009	$21.61	$6.10	1,732,221
June 30, 2009	$15.26	$9.39	1,345,876
September 30, 2009	$14.21	$11.55	1,247,179
December 31, 2009	$12.70	$7.00	2,041,361

(b) Holders

As of February 1, 2010 there were approximately 2,203 shareholders of the Company’s Common Stock. Per the Company’s stock transfer agent there were 622 registered holders of record on that date, and there were approximately 1,581 beneficial holders whose shares are held under a street name.

(c) Dividends

The Company paid cash dividends totaling $4.1 million, or $0.40 per share in 2009, and $6.5 million, or $0.68 per share in 2008, representing 46% of annual net earnings for dividends paid in 2009 and 49% in 2008. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. In an effort to conserve capital in an uncertain environment, our quarterly per-share dividend was reduced in 2009 and was lowered again for the dividend declared in January 2010, and no assurance can be given that earnings and/or growth in any given year will justify the continued payment of a cash dividend.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon current levels of accumulated cash, as supplemented by dividends it might receive from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors at that time. The power of the Bank’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements. The Bank has also informally committed to the FDIC and the DFI that it will obtain the prior written consent of both agencies prior to paying any cash dividends, although the Company has sufficient cash on hand to cover anticipated expenses and dividend payments to shareholders through the end of 2010 without supplemental dividends from the Bank.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2009, with respect to options outstanding and available under our 2007 Stock Incentive Plan and the now-terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	757,658	$15.12	1,160,000

(e) Performance Graph

The following is a five-year performance graph comparing the total cumulative shareholder return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion (asset size) Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2004 and reinvestment of dividends:

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Sierra Bancorp	100.00	101.68	133.46	115.79	100.91	38.03
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26
SNL Bank	100.00	101.36	118.57	92.14	52.57	52.03

Source: SNL Financial LC, Charlottesville, VA

(f) Stock Repurchases

The Company has a stock repurchase program that became effective July 1, 2003, under which all share repurchases are executed in accordance with SEC Rule 10b-18. The plan initially allowed for the repurchase of up to 250,000 shares, and was supplemented by an additional 250,000 shares in May 2005, another 250,000 shares in March 2006, and 500,000 shares in April 2007. As noted in the following table, the Company did not repurchase any of its Common Stock during the fourth quarter of 2009:

	October	November	December
Total shares purchased	0	0	0
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	0	0	0
Maximum number of shares remaining for purchase under a plan or program	100,669	100,669	100,669

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2009 and 2008, and for each of the years in the three year period ended December 31, 2009, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data for prior years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007	2006	2005
Income Statement Summary
Interest income	$70,146	$77,938	$87,816	$81,004	$64,135
Interest expense	$12,177	$21,329	$31,435	$25,131	$13,332
Net interest income before provision for loan losses	$57,969	$56,609	$56,381	$55,873	$50,803
Provision for loan losses	$21,574	$19,456	$3,252	$3,851	$3,150
Non-interest income	$17,279	$15,987	$14,635	$10,986	$9,258
Non-interest expense	$44,138	$35,859	$35,981	$33,841	$32,634
Income before provision for income taxes	$9,536	$17,281	$31,783	$29,167	$24,277
Provision for income taxes	$608	$3,868	$10,761	$9,977	$8,083
Net Income	$8,928	$13,413	$21,022	$19,190	$16,194

Balance Sheet Summary
Total loans, net	$859,875	$929,629	$909,312	$872,811	$729,780
Allowance for loan losses	$(23,715)	$(15,094)	$(12,276)	$(11,579)	$(9,930)
Securities available for sale	$278,168	$243,413	$184,917	$190,272	$193,676
Cash and due from banks	$66,234	$46,010	$44,022	$52,675	$50,147
Federal funds sold	$—	$5,500	$—	$6,290	$—
Other foreclosed assets	$25,654	$7,127	$556	$—	$533
Premises and equipment, net	$20,069	$19,280	$18,255	$17,978	$18,055
Total Interest-Earning assets	$1,194,700	$1,200,603	$1,109,600	$1,084,650	$935,381
Total Assets	$1,335,549	$1,326,292	$1,233,735	$1,215,074	$1,052,686
Total Interest-Bearing liabilities	$953,156	$974,177	$874,393	$827,752	$678,009
Total Deposits	$1,125,432	$1,061,498	$850,147	$868,445	$815,671
Total Liabilities	$1,201,069	$1,219,492	$1,134,271	$1,124,703	$973,923
Total Shareholders’ Equity	$134,480	$106,800	$99,464	$90,371	$78,763

Per Share Data
Net Income Per Basic Share	$0.86	$1.40	$2.17	$1.96	$1.66
Net Income Per Diluted Share	$0.86	$1.37	$2.09	$1.87	$1.56
Book Value	$11.57	$11.04	$10.39	$9.27	$8.10
Cash Dividends	$0.40	$0.68	$0.62	$0.54	$0.45
Weighted Average Common Shares Outstanding Basic	10,343,502	9,607,184	9,700,048	9,766,729	9,763,896
Weighted Average Common Shares Outstanding Diluted	10,415,084	9,779,657	10,044,915	10,273,859	10,357,795

Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	7.56%	12.86%	22.28%	22.75%	21.47%
Return on Average Assets (2)	0.68%	1.05%	1.74%	1.70%	1.59%
Net Interest Spread (tax-equivalent) (3)	4.74%	4.52%	4.45%	4.77%	5.11%
Net Interest Margin (tax-equivalent)	5.00%	4.98%	5.28%	5.60%	5.64%
Dividend Payout Ratio (4)	46.34%	48.73%	28.64%	27.53%	27.18%
Equity to Assets Ratio (5)	9.03%	8.12%	7.79%	7.46%	7.40%
Efficiency Ratio (tax-equivalent)	57.69%	48.73%	49.36%	49.63%	52.64%
Net Loans to Total Deposits at Period End	76.40%	87.58%	106.96%	100.50%	89.47%

Asset Quality Ratios:
Non-Performing Loans to Total Loans	5.31%	3.15%	0.98%	0.08%	0.04%
Non-Performing Assets to Total Loans and Other Real Estate Owned	7.98%	3.88%	1.04%	0.08%	0.11%
Net Charge-offs (recoveries) to Average Loans	1.40%	1.79%	0.28%	0.19%	0.38%
Allowance for Loan Losses to Net Loans at Period End	2.76%	1.62%	1.35%	1.33%	1.36%
Allowance for Loan Losses to Non-Performing Loans	50.49%	50.55%	135.62%	1680.55%	3213.59%

Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	11.91%	9.92%	10.22%	9.92%	9.87%
Tier 1 Capital to Total Risk-weighted Assets	15.41%	12.34%	12.11%	11.77%	12.01%
Total Capital to Total Risk-weighted Assets	16.67%	13.59%	13.33%	12.98%	13.50%

(1)	Net income divided by average shareholders’ equity.
(2)	Net income divided by average total assets.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Dividends declared per share divided by net income per share.
(5)	Average equity divided by average total assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2009 and December 31, 2008, and the results of operations for each of the years in the three-year period ended December 31, 2009. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in the “Provision for Loan Losses” and “Allowance for Loan Losses” sections of this discussion and analysis; the valuation of nonperforming real estate loans and foreclosed assets; deferred loan origination costs, which are estimated based on an annual evaluation of expenses (primarily salaries) associated with successful loan originations and are allocated to individual loans as they are booked, but can actually vary significantly for individual loans depending on the characteristics of such loans (deferred amounts are disclosed below in conjunction with salaries expense, under “Non-interest Revenue and Operating Expense”); income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the fair value of the Company and for which it has been determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in footnote 2 (Significant Accounting Policies) to the financial statements contained herein, under the caption “Stock-Based Compensation.” Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Summary of Performance

Recessionary conditions have depressed earnings for the past two years. Net income was $8.9 million in 2009, a drop of $4.5 million, or 33%, from the $13.4 million in net earnings achieved in 2008. Likewise, net income in 2008 was $7.6 million lower than 2007 net earnings of $21.0 million. Net income per diluted share was $0.86 for 2009, as compared to $1.37 in 2008 and $2.09 in 2007. The Company’s Return on Average Assets was 0.68% and Return on Average Equity was 7.56% in 2009, as compared to 1.05% and 12.86%, respectively for 2008, and 1.74% and 22.28%, respectively in 2007.

The following are major factors impacting the Company’s results of operations in recent years:

•

Net interest income increased by $1.4 million, or 2%, in 2009, but was up less than 1% in 2008 despite solid growth in average interest-earning assets. The increase in net interest income in 2009 was due in large part to the fact that net interest reversals were $1.8 million lower in 2009 than in 2008. An increase in core deposits also had a favorable impact on funding costs and corresponding impact on net interest income in 2009. Average interest-earning assets were $24 million higher in 2009 than in 2008, but the positive impact that would normally result from that variance was more than offset by a $37 million increase in the average balance of nonperforming loans. Average interest-earning assets were 7% higher in 2008 than in 2007, but the lift that was created by higher earning assets was almost completely offset by a lower net interest margin resulting from $2.0 million in net interest reversals and a drop in the average balance of non-interest bearing demand deposits.

•

A relatively large provision for loan losses had a material negative impact on results in both 2009 and 2008. Our loan loss provision was $21.6 million in 2009, relative to $19.5 million in 2008 and only $3.3 million in 2007. In 2009, a rising level of impaired loans required greater specific reserves, with reserves for non-residential construction loans and commercial/industrial loans being impacted the most. A significant increase in nonperforming assets and a higher level of charge-offs are factors that contributed to a higher loan loss provision in 2008.

•

Non-interest income increased by $1.3 million, or 8%, in 2009 relative to 2008, and by $1.4 million, or 9%, in 2008 relative to 2007. For 2009, the primary drivers behind the higher level of non-interest income were an increase of $1.2 million in BOLI income, due to gains on separate account BOLI relative to losses in the prior year, and an increase of $1.0 million in gains realized on the sale of investment securities. Those increases were partially offset by a drop in income in other areas, due to non-recurring income of close to $900,000 in 2008. For 2008, the greatest impact on non-interest income came from an increase in service charges on deposits, which were up $3.4 million, or 44%. The increase in service charges in 2008 was supplemented by the aforementioned non-recurring income in 2008, but was partially offset by a drop in loan sale income stemming from a non-recurring gain of $1.6 million realized on the sale of our credit card portfolio in 2007. Also having a negative impact on comparative results for 2008 over 2007 was a drop in Bank-Owned Life Insurance (BOLI) income, due to losses on separate account BOLI, and lower dividends on Federal Home Loan Bank (FHLB) stock.

•

Operating expense increased by $8.3 million, or 23%, in 2009 relative to 2008, but fell slightly in 2008 compared to 2007. The principal causes of the increase in 2009 include the following: FDIC assessments increased by $2.8 million, or 90%; compensation costs rose $2.3 million, or 14%, due in large part to a drop in salaries deferred pursuant to FAS 91 resulting from lower loan origination activity and an increase in accruals associated with deferred compensation plans (although tax-deductible deferred compensation expense accruals are generally offset by non-taxable gains on BOLI); and lending-related costs, including OREO write-downs and legal costs associated with collections, increased by $1.7 million, or 103%, due to a higher level of foreclosure and collection activity. Operating expense declined in 2008 despite significant increases in lending-related expenses, marketing costs, supplies expense, and FDIC assessments, because of a $1.2 million decline in salaries and benefits resulting from lower deferred compensation accruals and the reversal of bonuses and other discretionary benefit expenses, and a $596,000 drop in credit card expenses resulting from the sale of our credit card portfolio in 2007. Several non-recurring items also affected operating expense, as explained in detail below under “Non-interest Revenue and Operating Expense.”

The following summarizes recent key changes in our financial condition:

•

Total assets increased by only $9 million, or less than 1%, during 2009. Investment securities, fed funds sold and interest-earning bank balances were up by a combined $56 million, or 22%, but that growth was more than offset by a drop of $70 million, or 8%, in net loan balances. Part of the reduction in loans resulted from transfers to foreclosed assets, which totaled close to $25 million in 2009, and from gross charge-offs, which totaled over $14 million. Due to our current focus on credit issues and core deposit generation, and because of weak loan demand from creditworthy borrowers, we expect limited growth in outstanding loan balances in 2010.

•

Nonperforming assets increased by $36 million, or 96%, during 2009, ending the year at $73 million. That balance includes $47 million in non-accruing loans, with $38 million secured by real estate and $3 million guaranteed by the U.S. Government. There was also a $19 million net increase in foreclosed assets (primarily properties with an acquisition and development component), which represent about $26 million of the nonperforming asset balance at December 31, 2009. Foreclosed assets and non-accruing collateral-dependent real estate loans are carried on our books at current appraised values less expected costs of disposition, and specific reserves have been allocated for all other non-accruing loans based on a detailed analysis of expected cash flows for each loan. All nonperforming and substandard assets are being actively managed.

•

Other assets were up $11 million, or 16%, due to the advance payment of $6 million in future FDIC assessments at the end of 2009, which is reflected as a prepaid asset, and an increase in our net deferred tax asset.

•

Total deposits increased by $64 million, or 6%, during 2009, and customer deposit balances, which exclude wholesale-sourced brokered deposits, were up $151 million, or 16%. Much of the growth in customer deposits was in time deposits, including a $29 million increase in CDARS deposits and a $45 million increase in other customer time deposits. Non-maturity deposits also experienced a healthy increase, with combined NOW/savings balances up $58 million, or 37%, and money market deposits up $18 million, or 12%. Customer repos, reflected in short-term borrowings, were down $24 million because of the transfer of balances into money market deposits, and we were able to let $60 million in FHLB borrowings roll off as the result of the increase in deposits and the overall decline in funding needs. Our net loans to total deposits ratio fell to 76% at the end of 2009 from 88% at the end of 2008 due to the increase in deposits and drop in loan balances.

•

Total shareholders’ equity increased by $28 million, or 26%, during the year, due in large part to the private placement of $20 million in common stock to qualified institutional investors in August 2009. As of December 31, 2009, our consolidated total risk-based capital ratio was 16.67%, our Tier 1 risk-based capital ratio was 15.41%, and our Tier 1 leverage ratio was 11.91%.

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

Net Interest Income and Net Interest Margin

Net interest income was $58.0 million in 2009, compared to $56.6 million in 2008, and $56.4 million in 2007. This represents an increase of 2% in 2009, but less than 1% in 2008. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of accrued but unpaid interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either paid off, sold or returned to accrual status. For loans with an interest reserve, i.e., where the borrower pays interest out of loan proceeds, the reversal of all interest recognized from the inception of the loan is required if the loan is placed on non-accrual. This was the case for several large loans placed on non-accrual during the fourth quarter of 2008. The following Distribution, Rate and Yield table shows, for each of the past three years, the annual average balance for each principal balance sheet category, and the amount of interest income or expense associated with that category. This table also shows the yields earned on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest bearing liabilities, and the net interest margin.

Distribution, Rate & Yield

	Year Ended December 31,
	2009(a)			2008(a)			2007(a)
(dollars in thousands)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)	Average Balance	Income/ Expense	Average Rate (b)
ASSETS
Investments:
Federal Funds Sold/Due from Time	$10,620	$84	0.79%	$2,835	$68	2.40%	$1,032	$51	4.94%
Taxable	$188,810	$8,300	4.40%	$171,017	$7,942	4.64%	$131,888	$6,072	4.60%
Non-taxable	$61,274	$2,476	6.22%	$58,171	$2,368	6.26%	$55,305	$2,230	6.20%

Total Investments	$260,704	$10,860	4.68%	$232,023	$10,378	5.02%	$188,225	$8,353	5.08%

Loans and Leases:(c)
Agricultural	$12,409	$631	5.09%	$11,361	$734	6.46%	$11,339	$929	8.19%
Commercial	$141,190	$8,217	5.82%	$139,228	$10,083	7.24%	$138,193	$12,875	9.32%
Real Estate	$647,099	$44,294	6.85%	$688,364	$49,843	7.24%	$674,793	$58,431	8.66%
Consumer	$61,726	$5,265	8.53%	$61,147	$5,682	9.29%	$55,935	$5,719	10.22%
Consumer Credit Cards	$—	$—	0.00%	$—	$—	0.00%	$3,511	$384	10.94%
Direct Financing Leases	$14,835	$877	5.91%	$19,029	$1,218	6.40%	$17,883	$1,125	6.29%
Other	$49,067	$—	0.00%	$12,253	$—	0.00%	$1,392	$—	0.00%

Total Loans and Leases	$926,326	$59,284	6.40%	$931,382	$67,560	7.25%	$903,046	$79,463	8.80%

Total Interest-Earning Assets(e)	$1,187,030	$70,144	6.02%	$1,163,405	$77,938	6.81%	$1,091,271	$87,816	8.16%

Other Earning Assets	$9,361			$9,838			$8,432
Non-Earning Assets	$111,560			$110,119			$111,399

Total Assets	$1,307,951			$1,283,362			$1,211,102

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-Bearing Deposits:
NOW	$116,112	$568	0.49%	$95,461	$410	0.43%	$77,880	$302	0.39%
Savings	$61,377	$167	0.27%	$54,661	$200	0.37%	$56,840	$298	0.52%
Money Market	$156,110	$1,886	1.21%	$136,777	$2,556	1.87%	$136,609	$4,078	2.99%
CDAR’s	$137,025	$2,204	1.61%	$52,045	$1,508	2.90%	$9,163	$430	4.69%
Certificates of Deposit < $100,000	$121,644	$1,844	1.52%	$123,318	$3,663	2.97%	$130,262	$5,615	4.31%
Certificates of Deposit > $100,000	$203,091	$2,136	1.05%	$181,316	$4,672	2.58%	$155,909	$7,224	4.63%
Brokered Deposits	$61,886	$1,235	2.00%	$70,238	$2,442	3.48%	$71,812	$3,782	5.27%

Total Interest-Bearing Deposits	$857,245	$10,040	1.17%	$713,816	$15,451	2.16%	$638,475	$21,729	3.40%
Borrowed Funds:
Federal Funds Purchased	$295	$1	0.34%	$16,657	$342	2.05%	$19,211	$1,019	5.30%
Repurchase Agreements	$14,909	$35	0.23%	$25,935	$94	0.36%	$24,070	$169	0.70%
Short Term Borrowings	$20,140	$388	1.93%	$117,195	$2,920	2.49%	$127,115	$5,888	4.63%
Long Term Borrowings	$22,000	$798	3.63%	$25,506	$877	3.44%	$10,907	$350	3.21%
TRUPS	$30,928	$915	2.96%	$30,928	$1,645	5.32%	$30,928	$2,280	7.37%

Total Borrowed Funds	$88,272	$2,137	2.42%	$216,221	$5,878	2.72%	$212,231	$9,706	4.57%

Total Interest Bearing Liabilities	$945,517	$12,177	1.29%	$930,037	$21,329	2.29%	$850,706	$31,435	3.70%
Demand Deposits	$229,974			$231,075			$249,103
Other Liabilities	$14,301			$17,981			$16,954
Shareholders’ Equity	$118,159			$104,269			$94,339

Total Liabilities and Shareholders’ Equity	$1,307,951			$1,283,362			$1,211,102

Interest Income/Earning Assets			6.02%			6.81%			8.16%
Interest Expense/Earning Assets			1.03%			1.83%			2.88%

Net Interest Margin(d)		$57,967	5.00%		$56,609	4.98%		$56,381	5.28%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis.
(c)	Net loan fees have been included in the calculation of interest income. Net loan fees were $(109,217), $851,355, and $1,633,356 for the years ended December 31, 2009, 2008, and 2007 respectively. Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets (tax-equivalent).
(e)	Non-accrual loans have been included in total loans for purposes of total interest earning assets.

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

Volume & Rate Variances

	Years Ended December 31,
	2009 over 2008			2008 over 2007
	Increase(decrease) due to			Increase(decrease) due to
(dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Assets:

Investments:
Federal funds sold / Due from time	$187	(171)	$16	$89	(72)	$17
Taxable	$826	(468)	$358	$1,801	69	$1,870
Non-taxable(1)	$126	(18)	$108	$116	22	$138

Total Investments	$1,139	$(657)	$482	$2,006	$19	$2,025

Loans:
Agricultural	$68	(171)	$(103)	$2	(197)	$(195)
Commercial	$142	(2,008)	$(1,866)	$96	(2,888)	$(2,792)
Real Estate	$(2,988)	(2,561)	$(5,549)	$1,175	(9,763)	$(8,588)
Consumer	$54	(471)	$(417)	$533	(570)	$(37)
Credit Cards	$—	—	$—	$(384)	—	$(384)
Direct Financing Leases	$(268)	(73)	$(341)	$72	21	$93
Other	$—	—	$—	$—	—	$—

Total Loans and Leases	$(2,992)	$(5,284)	$(8,276)	$1,494	$(13,397)	$(11,903)

Total Interest Earning Assets	$(1,852)	$(5,942)	$(7,794)	$3,500	$(13,378)	$(9,878)

Liabilities

Interest Bearing Deposits:
NOW	$89	69	$158	$68	40	$108
Savings Accounts	$25	(58)	$(33)	$(11)	(87)	$(98)
Money Market	$361	(1,031)	$(670)	$5	(1,527)	$(1,522)
CDAR’S	$2,462	(1,766)	$696	$2,012	(934)	$1,078
Certificates of Deposit < $100,000	$(50)	(1,769)	$(1,819)	$(299)	(1,653)	$(1,952)
Certificates of Deposit ≥ $100,000	$561	(3,097)	$(2,536)	$1,177	(3,729)	$(2,552)
Brokered Deposits	$(290)	(917)	$(1,207)	$(83)	(1,257)	$(1,340)

Total Interest Bearing Deposits	$3,158	$(8,569)	$(5,411)	$2,869	$(9,147)	$(6,278)

Borrowed Funds:
Federal Funds Purchased	$(336)	(5)	$(341)	$(135)	(542)	$(677)
Repurchase Agreements	$(40)	(19)	$(59)	$13	(88)	$(75)
Short Term Borrowings	$(2,418)	(114)	$(2,532)	$(459)	(2,509)	$(2,968)
Long Term Borrowings	$(121)	42	$(79)	$468	59	$527
TRUPS	$—	(730)	$(730)	$—	(635)	$(635)

Total Borrowed Funds	$(2,915)	$(826)	$(3,741)	$(113)	$(3,715)	$(3,828)

Total Interest Bearing Liabilities	$243	$(9,395)	$(9,152)	$2,756	$(12,862)	$(10,106)

Net Interest Income	$(2,096)	$3,454	$1,358	$744	(516)	$228

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, changes in average balances in 2009 relative to 2008 had a negative $2.1 million impact on net interest income. While average interest-earning assets grew $24 million, all of the growth was in investments, which have a lower weighted average yield than loans and leases. Average loan balances fell by $5 million, and there was a major shift within that category to nonperforming loans (shown as “Other” loans in the tables above), as a large volume of real estate loans was placed on non-accrual status in 2009. Average real estate loan balances declined $41 million, or 6%, in 2009 relative to 2008, while nonperforming loans increased by $37 million. The average balance of foreclosed assets, which is included in non-earning assets, also increased by $11 million, due primarily to the acquisition of properties via foreclosure proceedings on real estate loans. Overall, though, average non-earning assets remained at 9% of total assets due to an offsetting increase of $6 million in the average loan loss allowance, a contra-asset, and a $3 million drop in average non-interest earning cash and balances due from banks.

Having a favorable impact on the volume variance in 2009, although not enough to offset the negatives noted in the previous paragraph, was the runoff of borrowed funds and relatively strong growth in core deposits. The average balance of total borrowed funds was down $128 million, or 59%, in 2009 relative to 2008, and the average balance of wholesale-sourced brokered deposits also dropped by $8 million, or 12%. In contrast, average customer deposits increased $152 million, or 24%. Much of the growth in the average balance of customer deposits was in CDARS, which increased by $85 million, or 163%, and actually had a higher relative cost than the weighted average cost of other borrowed money in 2008 (the period used for the “rates” multiplier in our volume variance calculations). However, relatively inexpensive core deposits also experienced significant growth for the comparative periods: Average NOW account balances increased $21 million, or 22%; average money market demand deposits were up $19 million, or 14%; and average savings deposits grew by $7 million, or 12%.

Interest reversals had a major impact on rate variances for 2009 over 2008, as well as 2008 over 2007. The Company had net interest reversals of $148,000 in 2009, relative to $2.0 million in 2008 and $295,000 in 2007. The rate variance for 2009 over 2008 was a favorable $3.5 million, and $1.8 million of that can be attributed to the drop in net interest reversals in 2009 while another $640,000 came from the allocation of the variance attributable to both rate and volume changes. The remainder is due simply to the fact that in a declining interest rate environment, our cost of interest-bearing liabilities fell by 100 basis points for the comparative periods while our yield on earning assets dropped only 95 basis points, excluding the impact of interest reversals. Because of aggressive moves by the Federal Reserve to limit the potential damage from the recession, rates dropped during 2008 to an all-time low by the end of that year, and the target range for the fed funds rate remained at zero to 25 basis points during 2009. An easing of competitive pressures on deposits also favorably impacted our cost of deposits, with the average rate paid on customer time deposits, in particular, falling by 142 basis points.

For 2008 relative to 2007, we enjoyed a favorable volume variance of $744,000 due mainly due to growth in average earning assets. Average interest-earning assets were $72 million higher in 2008 than in 2007, an increase of 7% resulting from growth of $44 million, or 23%, in average investment balances, and an increase of $28 million, or 3%, in average loan balances. The volume variance in 2008 would have been greater if not for the following: Much of the growth in average interest-earning assets came from an increase in investment securities, which have a lower weighted average yield than loans and leases; average demand deposit balances were $18 million lower, more than offsetting the benefit provided by higher shareholders’ equity, so a higher proportion of the increase in average earning assets was funded by an increase in interest-bearing liabilities; and, growth in average deposits was concentrated in relatively higher-cost jumbo time deposits. A negative $516,000 rate-related variance in 2008 is primarily the result of the $1.7 million increase in net interest reversals relative to 2007, although the increase in interest reversals was partially offset by the impact of declining interest rates. Our liabilities re-priced to a greater extent than interest-earning assets, with the cost of interest-bearing liabilities declining 141 basis points and our yield on earning assets falling by 120 basis points in 2008 over 2007, excluding the impact of net interest reversals.

The Company’s net interest margin, which is tax-equivalent net interest income expressed as a percentage of average interest-earning assets, is affected by many of the same factors discussed above relative to rate and volume variances. In 2009 our tax-equivalent net interest margin was 5.00%, relative to 4.98% in 2008. On the surface it would appear that our net interest margin was quite stable for the comparative periods, but if interest reversals are backed out it shows a 13 basis point decline. This is due to the fact that the unfavorable impact of an increase in average nonperforming loans, to 4% of total assets in 2009 from 1% in 2008, wasn’t quite offset by the favorable effect of declining interest rates and the positive pressure of a higher level of customer deposits, which increased to 61% of total assets in 2009 from 50% in 2008.

Our net interest margin in 2008 was 30 basis points lower than in 2007. For much of 2008 the Company’s interest rate risk profile was slightly liability sensitive, meaning that, all else being equal, our net interest margin would benefit in a declining rate environment but would be negatively impacted in a rising rate environment. However, the positive impact of the declining rate environment during 2008 was more than offset by interest reversals, an increase in the average balance of nonperforming assets, a drop in average non-interest bearing deposit balances and a corresponding increase in the balance of other borrowed funds, and competitive pressures that stalled anticipated declines in deposit rates.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan and lease losses. These charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred loan losses in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. This process can create a high degree of variability in the Company’s earnings. The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below under “Allowance for Loan and Lease Losses.”

The Company’s provision for loan and lease losses was $21.6 million in 2009, $19.5 million in 2008, and $3.3 million in 2007. Our provision was significantly higher in 2009 and 2008 than in prior years, due to a national economic recession that has had a material impact on many of our borrowers and led to credit deterioration in our loan portfolio. Because the provision exceeded charge-offs in both 2009 and 2008, the allowance for loan losses increased to 2.68% of total gross loans and leases at the end of 2009, from 1.59% at the end of 2008 and 1.33% at the end of 2007.

The provision for loan and lease losses was $2.1 million higher in 2009 than in 2008 despite a decline in net loan balances charged off, due to a substantial increase in nonperforming loans and the higher loss allowance required for those loans pursuant to a detailed analysis conducted to determine probable losses. Net charge-offs fell by $3.7 million, or 22%, in 2009 relative to 2008, but nonperforming loans increased by $17 million, or 57%.

The most significant impact on the Company’s financial results in 2008 over 2007 came from a $16.2 million increase in the provision for loan and lease losses. The increase resulted from a higher level of loan losses, and additional specific reserves for an increasing balance of nonperforming assets and supplemental general reserves for higher-risk loan categories, as discussed in greater detail below. Net loans charged off totaled $16.6 million in 2008 and $2.6 million in 2007, with charge-offs for 2008 inclusive of write-downs on certain collateral-dependent nonperforming real estate loans with quantifiable losses that were identified as uncollectible.

Non-interest Revenue and Operating Expense

The following table sets forth the major components of the Company’s non-interest revenue and other operating expense, along with relevant ratios, for the years indicated:

Non-Interest Revenue/Expense

(dollars in thousands)	2009	% of Total	2008	% of Total	2007	% of Total
NON-INTEREST REVENUE
Service charges on deposit accounts	$11,552	66.86%	$11,203	70.08%	$7,794	53.26%
Credit card fees	$417	2.41%	$494	3.09%	$687	4.69%
Checkcard fees	$1,782	10.31%	$1,557	9.74%	$1,256	8.58%
Other service charges & fees	$2,198	12.72%	$3,066	19.18%	$2,577	17.61%
BOLI Income	$1,561	9.03%	$408	2.55%	$1,234	8.43%
Gains on sales of loans	$81	0.47%	$9	0.07%	$1,601	10.95%
Gains on sale of investment securities	$1,099	6.36%	$58	0.36%	$14	0.10%
(Loss) on tax credit investment	$(1,443)	-8.35%	$(1,242)	-7.77%	$(985)	-6.73%
Other	$32	0.19%	$434	2.71%	$457	3.12%

Total non-interest revenue	$17,279	100.00%	$15,987	100.00%	$14,635	100.00%
As a % of average interest-earning assets		1.46%		1.37%		1.34%

OTHER OPERATING EXPENSES
Salaries and employee benefits	$18,963	42.96%	$16,666	46.48%	$17,861	49.64%
Occupancy costs
Furniture & Equipment	$2,639	5.98%	$2,700	7.53%	$3,009	8.36%
Premises	$4,311	9.77%	$3,807	10.62%	$3,466	9.63%
Advertising and Marketing Costs	$1,872	4.24%	$2,289	6.38%	$1,722	4.79%
Data Processing Costs	$1,406	3.19%	$1,311	3.65%	$1,147	3.19%
Deposit Services Costs	$2,188	4.96%	$1,759	4.90%	$2,094	5.82%
Loan Services Costs
Loan Processing	$960	2.17%	$671	1.87%	$209	0.58%
ORE Owned	$1,827	4.14%	$579	1.61%	$9	0.03%
Credit Card	$—	0.00%	$2	0.01%	$598	1.66%
Other loan services	$—	0.00%	$—	0.00%	$—	0.00%
Other Operating Costs
Telephone & data communications	$1,107	2.51%	$968	2.70%	$915	2.54%
Postage & mail	$501	1.14%	$469	1.31%	$559	1.55%
Other	$1,040	2.36%	$1,109	3.09%	$1,192	3.31%
Professional Services Costs
Legal & Accounting	$1,537	3.48%	$1,390	3.88%	$1,009	2.80%
Other professional service	$4,585	10.39%	$921	2.57%	$1,384	3.85%
Stationery & Supply Costs	$675	1.53%	$753	2.10%	$528	1.47%
Sundry & Tellers	$527	1.18%	$465	1.29%	$279	0.78%

Total other operating expense	$44,138	100.00%	$35,859	100.00%	$35,981	100.00%
As a % of average interest-earning assets		3.72%		3.08%		3.30%
Net non-interest income as a % of avg. interest-earning assets		-2.26%		-1.71%		-1.96%
Efficiency Ratio (tax-equivalent)		57.69%		48.73%		49.36%

The overhead efficiency ratio in the table above represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation. Since total other operating expense increased by 23% in 2009, relative to increases in non-interest revenue and net interest income of 8% and 2%, respectively, our efficiency ratio rose to 57.69% in 2009, from 48.73% in 2008 and 49.36% in 2007. The slight dip in 2008 relative to 2007 is due to a small drop in operating expense and an increase in non-interest revenue in 2008.

The Company’s results reflect an increase of $1.3 million, or 8%, in total non-interest income for 2009 relative to 2008, due mainly to higher gains from the sale of investment securities, a higher level of BOLI income, and an increase in deposit service charges, offset in part by the near-elimination of FHLB dividends in 2009, losses realized upon the disposition of foreclosed assets, and a higher level of pass-through losses generated by our tax credit fund investments. The increase for 2009 over 2008 also includes the impact of the following non-recurring income recognized in 2008: A $289,000 gain on the mandatory redemption of Visa shares, an $82,000 gain from vacant land adjacent to our Hanford branch which was sold to the city of Hanford at the request of the city, a $58,000 gain on called securities, and a $75,000 contingent payment received in the first quarter of 2008 relating to the outsourcing of our merchant services function. A non-recurring $66,000 recovery on a previously charged-off investment in a title insurance holding company, reflected in gains on securities in 2009, also impacted the year-over-year comparison. The primary changes in non-interest revenue in 2008 over 2007 include an increase in service charges on deposits, a drop in BOLI income, the non-recurring items noted for 2008, and a substantial drop in gains on sales of loans due to a $1.6 million non-recurring gain realized from selling our credit card portfolio in 2007. Total non-interest revenue increased to 1.46% of average earning assets in 2009, from 1.37% in 2008 and 1.34% in 2007.

The principal component of non-interest income, service charges on deposit accounts, increased by $349,000, or 3%, in 2009 over 2008, due primarily to the fact that the number of transaction accounts (demand and interest-bearing NOW accounts) increased by over 5,000, or 11%, in 2009. Despite a fee increase that became effective mid-2008, the increase in total service charges is proportionately smaller than the increase in the number of accounts since each account, on average, generated a lower volume of returned item and overdraft charges in 2009. It is our assumption that consumers and businesses have learned to manage cash more carefully in this difficult economy. In contrast, deposit service charges increased by $3.4 million, or 44%, in 2008 relative to 2007, due to growth in the number of transaction accounts, adjustments to our schedule of fees and charges, increased overdraft activity, the enhancement of deposit scoring and overdraft management capabilities, and increased collections on overdrafts. The Company’s ratio of service charge income to average transaction account balances was 3.3% in 2009, 3.4% in 2008, and 2.4% in 2007. As noted above in “Other Consumer Protection Laws and Regulations,” it is our expectation that our aggregate overdraft income will decline in mid-2010 due to new rules governing overdraft charges on point-of-sale transactions.

The next line item under non-interest revenue is credit card fees, which include credit card interchange fees and credit card annual fees as primary components. Despite the sale of all credit card balances in 2007, we still receive a portion of the interchange and interest from credit cards issued in our name, and credit card fees totaled $417,000 in 2009, $494,000 in 2008, and $687,000 in 2007. Credit card fees fell by $77,000, or 16%, in 2009 relative to 2008, due to declining consumer credit card usage in a difficult economic environment. They were down by $193,000, or 28%, in 2008 as compared to 2007, because of the sale of the portfolio in June 2007. These fees were only 2% of total non-interest income in 2009, down from 3% in 2008 and 5% in 2007.

Check card fees, which represent interchange fees from electronic funds transactions (EFT), increased by $225,000, or 14%, in 2009 over 2008, and by $301,000, or 24%, in 2008 over 2007. The increase is primarily from fees earned on incremental cards issued in association with new retail deposit accounts, but for 2008 also includes the impact of higher interchange rates due to new EFT contracts starting in late 2007. Check card fees have been increasing as a percentage of total non-interest revenue, and the rising popularity of point-of-sale transactions leads us to believe that this access channel will continue to grow in importance. The number of active Sierra Check Cards now in use by retail account holders is approximately 40,000, up from 32,000 at the end of 2008 and 26,000 at the end of 2007.

Other service charges and fees constitute the second largest portion of non-interest income, with the principal components consisting of operating lease income, dividends received on restricted stock (primarily our equity investment in FHLB stock), currency order fees, ATM fees from transactions not associated with deposit customers (also referred to as “foreign” ATM fees), and, for 2008, the previously-noted gain on the mandatory redemption of Visa stock (which is classified as restricted stock rather than an available-for-sale investment). Other service charges, commissions, and fees totaled $2.2 million in 2009, $3.1 million in 2008, and $2.6 million in 2007. They declined by $868,000, or 28%, in 2009 relative to 2008, in large part because of a $523,000 drop in dividends on restricted stock. The FHLB of San Francisco suspended dividend payments at the beginning of 2009, reinstated dividends at a nominal level for one quarter, and subsequently suspended them again. We have not been able to determine from recent FHLB announcements how long their current capital preservation policy will continue. Non-recurring income in 2008, including the $289,000 gain on VISA stock and the $75,000 contingent payment related to merchant services noted above, also contributed to the decline in other service charges in 2009. The increase for 2008 relative to 2007 was $489,000, or 19%, due mainly to non-recurring items in 2008 as well as an increase of $129,000 in dividends on restricted stock.

Bank-owned life insurance (BOLI) income was $1.6 million in 2009, relative to $408,000 in 2008 and $1.2 million in 2007. It increased by $1.2 million, or 283%, in 2009 relative to 2008, and fell by $826,000, or 67%, for 2008 in comparison to 2007. To understand the reason for these variances, one needs to distinguish between the two basic types of BOLI owned by the Company: “general account,” and “separate account.” At December 31, 2009, the Company had $27.9 million invested in single-premium general account BOLI. Income from our general account BOLI is typically fairly consistent, with an interest credit rate that does not change frequently and is floored at no less than 3%. As the result of policy exchanges in the first and third quarters of 2009, the interest credit rate has increased slightly and the Company recognized a one-time gain on general account BOLI of about $72,000. Income from general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition to general account BOLI, the Company had $2.2 million invested in separate account BOLI at December 31, 2009, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. Their deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. These plans are designed to be revenue-neutral to the Company: Participant gains are accounted for as expense accruals which, combined with their associated tax effect, generally counterbalance income on separate account BOLI, while participant losses result in expense accrual reversals that typically offset losses on separate account BOLI. Aggregate BOLI income increased in 2009 mainly because gains on separate account BOLI totaled $463,000 in 2009 relative to a loss of $615,000 for 2008, resulting in a swing in separate account BOLI income of $1.1 million for the comparative periods. With the exception of a one-time gain of about $350,000 on separate account BOLI policy exchanges in the third quarter of 2008, which offset what would have otherwise been a loss for that period, these gains and losses are related to participant gains and losses on deferred compensation balances. The $826,000 drop in BOLI income in 2008 was also primarily the result of the loss on separate account BOLI in 2008, relative to a gain of $243,000 in 2007.

Gains on loan sales totaled $81,000 in 2009, a slight increase over 2008 due to a small surge in residential mortgage refinancing activity in 2009 that resulted in an increased volume of mortgage loans sold. Our gain on loan sales in 2007 totaled $1.6 million, as the result of the sale of the Company’s credit card portfolio in that year.

In 2009, a $1.1 million gain on the sale of investments was a significant addition to income. This primarily represents gains taken on the sale of $30 million in mortgage-backed securities in September 2009. We reinvested the proceeds in high-quality agency-issued mortgage-backed securities, with the overall transaction slightly increasing the duration of our investment portfolio and lowering the overall yield by about seven basis points. The gain on investments in 2009 also includes small gains on bonds called prior to maturity, and a non-recurring $66,000 recovery on a previously charged-off investment in a title insurance holding company. Investment gains in 2008 consist entirely of gains on called securities, and investment gains were not material in 2007.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was $402,000 lower in 2009 than in 2008, due in part to a $266,000 increase in OREO losses and a $45,000 decline in ICA income. The difference was also impacted by the non-recurring $82,000 gain on the sale of real property in 2008, as discussed above.

Total operating expense (non-interest expense) was $44.1 million for 2009, an increase of $8.3 million, or 23%, relative to total operating expense for the same period in 2008. The increase in 2009 includes higher employee compensation costs, a substantial increase in FDIC assessments, and a large jump up in credit-related costs as discussed in greater detail below. Total operating expense declined by $122,000, or less than 1%, in 2008 relative to 2007. Non-interest expense includes the following non-recurring items, which net out to additional expense of $1.9 million in 2009, $337,000 in 2008, and $509,000 in 2007: OREO write-downs totaling $1.3 million in 2009 and $463,000 in 2008; the payment of $592,000 in 2009 for an industry-wide special FDIC assessment; a legal settlement and non-recurring operations-related loss totaling $191,000 in 2008; an insurance recovery in the amount of $54,000 in 2008, for a $118,000 check fraud loss on a single customer account expensed in 2007; expenses totaling $83,000 associated with the initiation of our new mortgage program in 2008; expense reductions totaling $346,000 in the form of incentive payments/expense reimbursements from certain vendors in 2008, in conjunction with our debit card and EFT processing conversions in November 2007; a consulting fee of $247,000 in 2007, also related to our EFT conversion; a $249,000 de-conversion fee in 2007 related to the sale of our credit card portfolio; and property tax refunds totaling close to $100,000 received in 2007, pursuant to tax reassessments of the branches we own. Total operating expense increased to 3.72% of average earning assets in 2009, from 3.08% in 2008 and 3.30% in 2007. The largest component of operating expense, salaries and employee benefits, increased by $2.3 million, or 14%, in 2009 in comparison to 2008. The biggest contributing factor to that increase was a lower level of salaries deferred and amortized as an adjustment to loan yields, pursuant to FASB guidelines on the recognition and measurement of nonrefundable fees and origination costs associated with lending activities. Salaries deferred for this purpose fell to $2.6 million in 2009 from $3.4 million for both 2008 and 2007, due to lower loan origination activity in 2009. Another contributing factor to the increase in compensation costs was an increase in deferred compensation expense, which was up by $768,000 in 2009 over 2008 because of employee benefit accruals for participant gains/losses on deferred compensation investments. Those gains added up to $237,000 in 2009, relative to losses of $531,000 in 2008 and gains of $209,000 in 2007. As noted above in our discussion of BOLI income, employee deferred compensation accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Adding to salaries and benefits in 2009 were normal annual salary adjustments, staffing costs associated with recently-opened branches, and strategic staff additions to help address credit issues and position the Company for future growth opportunities. Partially offsetting the aforementioned increases in 2009 was a $675,000 drop in incentive compensation costs, which declined even further from an already-reduced level in 2008 since the Company’s net income for 2009 did not reach the level necessary to trigger bonus payments. Compensation-related costs fell by $1.2 million in 2008 relative to 2007, due in large part to year-end 2008 reversals of $1.6 million in accrued bonuses and other expenses accrued for discretionary benefits. As discussed above, participant losses on employee deferred compensation plans in 2008 relative to gains in 2007 also impacted the drop in salaries and benefits for the comparative periods. These reductions in salaries and benefits more than offset normal annual salary increases, staff additions for new offices, and staffing enhancements to help manage problem assets. Because of the relatively large increases in FDIC costs and credit-related costs in 2009, salaries and employee benefits dropped to 43% of total operating expense in 2009, from 46% in 2008 and 50% in 2007. The number of full-time equivalent staff employed by the Company was 402 at the end of 2009, 388 at the end of 2008, and 371 at the end of 2007.

Total rent and occupancy costs, including furniture and equipment expenses, rose by $443,000, or 7%, in 2009 in comparison to 2008, and increased by only $32,000, or less than 1%, in 2008 relative to 2007. The increases were primarily caused by costs associated with our new branches, annual rental increases for our other branches, and the rising cost of utilities. However, in 2008 these increases were offset by lower furniture and equipment depreciation, which was down by $282,000 because some equipment and large fixtures became fully depreciated. Expenses in 2007 also include the impact of the non-recurring property tax refunds mentioned above.

Advertising and marketing costs fell by $417,000, or 18%, in 2009 relative to 2008, and increased by $567,000, or 33%, in 2008 relative to 2007. The decline in 2009 is mainly the result of streamlined marketing efforts, although it should be noted that our highly successful direct-mail marketing campaign for deposits continues in full force. The decline was also due in part to a reduction in shareholder communication costs, which were down $88,000 for the year. The increase in 2008 was mainly from higher direct mail and gift costs associated with our direct-mail marketing initiatives targeting consumer and business deposits, and it also includes a $95,000 increase in costs associated with proxy solicitations mailed to shareholders.

Data processing costs increased $95,000, or 7%, in 2009 relative to 2008, and were up by $164,000, or 14%, in 2008 in comparison to 2007. The increase in 2009 is the result of higher internet banking costs, which have risen as we have encouraged higher usage of this access channel to promote better customer retention. The increase in 2008 is also due in large part to a $100,000 increase in internet banking costs, but software maintenance fees experienced a substantial jump up, as well.

Deposit services costs increased by $429,000, or 24%, in 2009 over 2008, but fell by $335,000, or 16%, in 2008 relative to 2007. Operational costs associated with the launch and maintenance of our new online deposit product, Reward Checking, totaled $98,000 in 2009, and contributed to the increase in deposit costs for that year. The variances for both comparative periods were also impacted by the aforementioned non-recurring expense reductions of $346,000 in 2008, related to our EFT processing and debit card conversions. The check fraud loss totaling

$118,000 in 2007, and the associated $54,000 insurance recovery in 2008, had the net impact of enhancing the favorable variance in deposit services costs in 2008 by $172,000, but that was offset by increases in remote deposit capture costs and other miscellaneous expenses.

Loan services costs, including credit card costs, expenses associated with foreclosed assets, and other loan processing costs, increased by $1.5 million, or 123%, in 2009 over 2008, and by $436,000, or 53%, in 2008 relative to 2007. For 2009, the major cause of the increase was an $801,000 increase in write-downs on foreclosed assets (primarily OREO), as we adjusted carrying values pursuant to changing market conditions and updated appraisals. Write-downs on foreclosed assets totaled almost $1.3 million in 2009, relative to $463,000 in 2008. Operating expenses associated with foreclosed assets also comprised $563,000 of lending expenses in 2009, an increase of $447,000 over 2008. Furthermore, demand and foreclosure costs were $155,000 higher, and appraisal costs reflect an increase of $118,000 in 2009 relative to 2008. The increase in loan services costs for 2008 over 2007 includes OREO write-downs and $83,000 in expenses associated with the launch of PHH mortgage, as noted above in the discussion of non-recurring items. In addition, in 2008 we had substantial increases in OREO operating expenses, appraisal and inspection costs, and demand and foreclosure costs. However, due to the sale of the credit card portfolio, there was a drop of $596,000 in credit card costs, inclusive of the impact of the one-time $249,000 credit card de-conversion fee in 2007.

The “other operating costs” category, including telecommunications expense, postage, and other miscellaneous costs, totaled $2.6 million in 2009, $2.5 million in 2008, and $2.7 million in 2007. Telecommunications expense increased by $139,000, or 14%, in 2009, and by $53,000, or 6%, in 2008, due to network upgrades in early 2009, costs associated with new branches, and enhanced circuit redundancy. Postage expense increased by $32,000, or 7%, in 2009, but declined by $90,000, or 16%, in 2008. The increase in 2009 is consistent with the increase in our customer base, and the decline in 2008 over 2007 is due to extra mailings in 2007 associated with compliance disclosures and our debit and credit card conversions. Other miscellaneous operating expenses declined slightly in 2009 as well as 2008, falling by $69,000, or 6%, in 2009 and by $83,000, or 7%, in 2008 because of a drop in training-related costs.

Legal and accounting costs increased by $147,000, or 11%, in 2009 over 2008, and by $381,000, or 38%, in 2008 relative to 2007. For 2009, the increase is attributable to legal costs associated with collections, which were up by $148,000, as well as higher operational, compliance and loan review costs, although those increases were partially offset by lower external audit costs and a drop in other legal costs. The increase in 2008 also includes a $325,000 increase in collections-related legal expenses, in addition to an increase of $108,000 in other legal costs due to our proxy contest in 2008. The increases in 2008 were partially offset by a $53,000 drop in accounting and review costs.

Other professional service expense shows the largest increase of any non-interest expense category in 2009, rising by $3.7 million relative to 2008. The increase is centered on expense accruals for FDIC assessments, which totaled $3.2 million in 2009 including the special FDIC assessment of $592,000, and increased by $2.8 million relative to FDIC costs in 2008. In addition to the special assessment, the change reflects an increase in deposits and rising regular assessment rates as the FDIC attempts to recapitalize the Deposit Insurance Fund. The $6 million FDIC assessment prepayment we were required to remit at the end of 2009 will not increase our FDIC costs, but it did create a non-earning prepaid asset that will have a negative impact on our net interest margin. The increase in other professional service expense in 2009 also includes a $796,000 increase in directors’ deferred fee expense accruals, due to participant gains on deferred fee plan balances in 2009 relative to losses in 2008. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. In contrast to the outsized increase in 2009, the cost of other professional services fell by $463,000, or 33%, in 2008. The reduction in professional services costs in 2008 resulted from a $720,000 drop in directors’ deferred compensation expense accruals, stemming from participant losses in 2008 relative to gains in 2007, which was offset in part by an increase of $220,000 in FDIC assessments and miscellaneous increases related to our proxy contest.

Stationery and supply costs were down $78,000, or 10%, in 2009, but increased by $225,000, or 43%, in 2008. The drop in 2009 is the result of an internal review conducted and subsequent changes implemented to increase efficiencies and lower costs with regard to forms, brochures, and other supplies. The increase in 2008 is due in large part to adjustments in 2007 to more accurately account for prepaid brochures, office forms, and other supplies. Sundry and teller costs were up by $62,000, or 13%, in 2009, and by $186,000, or 67%, for 2008. The increase in

2009 over 2008 is from higher debit card losses, partially offset by declines related to the non-recurring legal settlement and operations-related loss in 2008 noted above. For 2008, the increase is due to the aforementioned non-recurring items.

Income Taxes

The Company sets aside its provision for income taxes on a monthly basis. As indicated in Note 9 in the Notes to the Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $2.5 million in federal tax-exempt income in 2009, $2.4 million in 2008, and $2.2 million 2007. Although not reflected in the investment portfolio, the company also had investments totaling $11.1 million in low-income housing tax credit funds as of December 31, 2009. These investments have generated substantial tax credits over the past few years, with about $1.8 million in credits available for the 2009 tax year and $1.6 million in tax credits realized in 2008. The investments are expected to generate an additional $8.9 million in aggregate tax credits from 2010 through 2018; however, the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with complete certainty. California state employment tax credits also reduce our tax liability.

The Company’s provision for federal and state income taxes was $608,000 in 2009, $3.9 million in 2008, and $10.8 million in 2007. This represents 6% of income before taxes in 2009, 22% in 2008, and 34% in 2007. The accrual rate was significantly lower in 2009 due to the relatively larger impact of tax credits and non-taxable income on a lower level of pre-tax income. Those factors impacted 2008, as well, in addition to the reversal of a $230,000 reserve held against our deferred tax asset. The reserve was established in 2007 due to the tentative nature of tax benefits resulting from long-term capital losses on our investment in a title insurance holding company, but we were able to realize those tax benefits upon finalizing 2007 tax returns and thus released the reserve.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2009, the Company had a net deferred tax asset of $9.3 million.

Financial Condition

Total assets of $1.3 billion at the end of 2009 reflect an increase of $9 million, or less than 1%, for the year, but net loan balances actually dropped by $70 million, or 8%, during 2009. For 2008, total assets grew by $93 million, or 8%, with loan growth of only 2%. Loan growth has been weak to nonexistent in the past two years due to prepayments, declining loan origination activity, transfers to OREO, and the charge-off of uncollectible balances. We have also seen marked deterioration in asset quality, coincidental with the decline in the economy. Despite this slowdown in growth and increase in nonperforming assets, our capital position was greatly strengthened in 2009, and our liquidity position has improved due to strong growth in customer deposits and the runoff of a large volume of wholesale-sourced brokered deposits and other borrowings. Our strong capital position and access to liquidity resources position us well to weather the current cycle and eventually return to previous levels of loan growth, although no assurance can be provided in that regard.

Significant changes in the relative size of balance sheet components in 2009 include net loans and leases, which fell to 64% of total assets at the end of 2009 from 70% at the end of 2008, and investment securities, which increased to 21% of total assets at the end of 2009 from 18% at the end of 2008. Within loans, there was also a shift into nonperforming loans and leases, which grew to 5% of total loans at the end of 2009 from 3% at the end of 2008. On the liability side, deposits increased to 94% of total liabilities at December 31, 2009 from 87% at December 31, 2008, with an offsetting decline in other borrowed money, which fell to 5% of total liabilities at the end of 2009 from 12%

at the end of 2008. Within deposits, core deposits increased to 67% of total deposits at the end of 2009 from 61% at the end of 2008, and wholesale-sourced brokered deposits fell to 2% from 11%. The major components of the Company’s balance sheet are individually analyzed below, along with off-balance sheet information.

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

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2005 through 2009, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth the Company’s gross loans and leases outstanding, including nonperforming loans, and the percentage distribution in each category at the dates indicated. The amounts shown do not reflect any deferred loan fees or deferred origination costs, nor is the allowance deducted.

Loan and Lease Distribution

	As of December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Agricultural	$9,865	$13,542	$13,103	$13,193	$9,898
Commercial and Industrial	116,835	122,856	117,183	113,644	100,545
Real Estate:
Secured by Commercial/Professional Office
Properties including const. and development	421,114	456,932	457,236	420,973	363,094
Secured by Residential Properties	188,750	189,849	187,267	177,448	128,735
Secured by Farmland	56,654	57,808	51,607	53,668	45,353
Held for Sale	376	552	—	—	—

Total Real Estate	666,894	705,141	696,110	652,089	537,182
Small Business Administration loans	18,626	19,463	20,366	25,946	24,190
Consumer Loans	56,992	65,755	54,731	54,568	51,006
Direct Financing Leases	15,394	19,883	23,140	20,150	10,138
Consumer Credit Cards	—	—	—	8,418	8,401

Total Loans and Leases	$884,606	$946,640	$924,633	$888,008	$741,360

Percentage of Total Loans and Leases
Agricultural	1.12%	1.42%	1.42%	1.49%	1.34%
Commercial and Industrial	13.21%	12.97%	12.67%	12.80%	13.56%
Real Estate:
Secured by Commercial/Professional Office
Properties including const. and development	47.60%	48.27%	49.45%	47.41%	48.98%
Secured by Residential Properties	21.34%	20.06%	20.26%	19.98%	17.36%
Secured by Farmland	6.40%	6.11%	5.58%	6.04%	6.12%
Held for Sale	0.04%	0.06%	0.00%	0.00%	0.00%

Total Real Estate	75.38%	74.49%	75.29%	73.43%	72.46%
Small Business Administration loans	2.11%	2.06%	2.20%	2.92%	3.26%
Consumer Loans	6.44%	6.95%	5.92%	6.14%	6.88%
Direct Financing Leases	1.74%	2.10%	2.50%	2.27%	1.37%
Consumer Credit Cards	0.00%	0.00%	0.00%	0.95%	1.13%

	100.00%	100.00%	100.00%	100.00%	100.00%

As displayed in the table, aggregate loan and lease balances increased by $143 million, or 19%, in the four-year span from the end of 2005 to the end of 2009, with the Company’s branches and other business units responsible for the bulk of that growth. Despite strong increases in earlier years, total loans and leases declined by $62 million, or 7%, during 2009, due to a relatively high level of prepayments, charge-offs, and transfers to OREO. Organic loan generation has also tapered off due to light demand from quality borrowers, tightened credit criteria for real estate loans, and increased attention devoted to monitoring and managing current loan relationships. While management has recently placed more emphasis on stemming the decline and motivating stronger branch loan growth, with a particular focus on commercial loans, no assurance can be provided that loan balances will not continue to decline, especially in the near term.

In past years, loan demand in the Company’s immediate market has generally been weighted toward loans secured by real estate, as witnessed by the increase in real estate loans to 75.38% of total loans at the end of 2009 from 72.46% at the end of 2005. However, in 2009, real estate loan balances declined by $38 million, or 5%, due in part to charge-offs of over $5 million and transfers to OREO totaling $23 million, as well as the fact that loan origination activity did not keep up with runoff. Real estate loans secured by commercial and professional office properties, including construction and development loans, fell by $46 million, or 10%, since most of the runoff and transfers to OREO, and much of our charge-off activity occurred in construction and development loans. Loans secured by residential properties increased by $13 million, or 7%, in 2009, due in large part to an increase in outstanding balances on equity lines, while loans secured by farmland fell by $6 million, or 10%.

Commercial and industrial loans declined by $6 million, or 5%, in 2009, and SBA loan balances also dropped by about $1 million, or 4%. The combined decline of $7 million was due in part to charge-offs for commercial and SBA loans of close to $4 million. There was also an increase in prepayments, and a relatively low level of loan origination activity due to the challenging economic environment. While increasing slightly as a percentage of total loans in 2009 due to declining real estate loan balances, the combined growth rate for commercial and industrial loans and SBA loans has generally lagged growth in the aggregate loan portfolio, as evidenced by their decline to 15.32% of total loans at the end of 2009 from 16.82% at the end of 2005. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and this segment of the portfolio has struggled for growth due to economic issues and increased competition. Potential business has been passed over due to irrational competition in some instances, and in other cases the Company has taken real estate collateral as an abundance of caution, which causes the loans to be classified as commercial real estate. Direct finance leases are another form of secured commercial credit, and they also experienced a drop of $4 million, or 23%, in 2009, and a similar decline in 2008. We have placed a renewed emphasis on relationship lending and anticipate that commercial loans could increase as a percentage of total loans in 2010, but no assurance can be provided in that regard. Agricultural production loan balances fluctuated during 2009 due to varying seasonal needs, and ended the year with a decline of $4 million, or 27%, relative to the end of 2008.

Consumer loans also fell by $9 million, or 13%, in 2009, due to sagging demand and close to $4 million in balances charged off. The consumer loans category represented 6.44% of total loans and leases outstanding at the end of 2009, with no material change over the past four years other than the 2008 reclassification of $14 million in mobile home loans from real estate loans to consumer loans. As discussed earlier, credit card loans were sold during 2007, with consumer credit card balances dropping to zero at the end of 2007 from over $8 million at the end of 2006.

In the past, the Company also originated and sold agricultural mortgage loans to certain investors, and the volume of agricultural mortgage loans serviced totaled $3 million as of December 31, 2009. In addition to ag mortgage loans the Company services a small number of SBA loans and commercial real estate loans for other institutions, and total loans serviced for others numbered 17 with an aggregate balance of $8 million as of the end of 2009, as compared to 24 loans with an aggregate balance of $10 million at the end of 2008.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2009, including non-accruing loans. The maturity distribution is grouped by remaining scheduled principal payments that are due within three months, after three months but less than one year, after one but within five years, or after five years. The principal balance of loans due after one year is indicated by both fixed and floating rate categories.

Loan and Lease Maturity

	As of December 31, 2009
(dollars in thousands)	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$1,271	$7,990	$46	$558	$9,865	$588	$15
Commercial and Industrial (1)	18,276	45,264	56,696	15,225	135,461	20,784	141,124
Real Estate	45,461	37,072	135,783	448,578	666,894	359,245	135,964
Consumer Loans	3,358	6,358	20,612	26,664	56,992	24,740	12,849
Direct Financing Leases	122	652	10,934	3,686	15,394	—	14,620

TOTAL	$68,488	$97,336	$224,071	$494,711	$884,606	$405,357	$304,572

(1)	Includes Small Business Administration Loans

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, and a $160,000 reserve for unfunded commitments is reflected as a liability in the Company’s consolidated balance sheet at December 31, 2009. Total unused commitments to extend credit were $162 million at December 31, 2009, as compared to $177 million at December 31, 2008. These numbers include $36 million in home equity lines of credit at December 31, 2009, and $40 million at December 31, 2008. Unused commitments represented 18% and 19% of gross loans and leases outstanding at December 31, 2009 and 2008, respectively. The Company’s undrawn letters of credit totaled $21 million at December 31, 2009 and 2008.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the financial statements in Item 8 herein.

Contractual Obligations

At the end of 2009, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$50,928	$—	$20,000	$—	$30,928
Operating lease obligations	8,351	1,279	2,622	1,082	3,368
Other long-term obligations	970	271	94	—	605

Total	$60,249	$1,550	$22,716	$1,082	$34,901

Nonperforming Assets

Nonperforming assets are primarily comprised of loans for which the Company is no longer accruing interest, plus foreclosed assets including mobile homes and other real estate owned (OREO). When reasonable doubt exists with regard to the ability of the Company to collect all principal and interest that will ultimately come due on a loan or lease, we stop accruing interest on that loan or lease, reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans, and begin recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. At December 31, 2009, all of our substandard loans and leases where serious doubt exists with regard to the ability of borrowers to comply with repayment terms were counted as nonperforming assets and considered to be impaired. The loans may or may not be collateralized, and collection efforts are continuously pursued. An asset for which principal or interest has been in default for a period of 90 days or more is also classified as nonperforming even if interest is still being accrued, unless the asset is both well secured and in the process of collection. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructure (TDR). TDR’s are also deemed to be impaired loans, but are not necessarily nonperforming assets. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

	As of December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Nonaccrual Loans and Leases: (1)
Agricultural	$—	$—	$—	$—	$—
Commercial and Industrial	3,559	771	75	370	—
Real Estate
Secured by Commercial/Professional Office	—	533	—	—	—
Properties including const. and development	31,842	23,899	6,976	—	—
Secured by Residential Properties	5,652	2,918	666	—	—
Secured by Farmland	429	42	—	—	—

TOTAL REAL ESTATE	37,923	27,392	7,642	—	—
Small Business Administration loans	3,683	862	1,174	262	288
Consumer Loans	756	392	161	57	21
Credit Cards	—	—	—	—	—
Direct Financing Leases	1,053	369	—	—	—

SUBTOTAL	46,974	29,786	9,052	689	309

Loans and leases 90 days or more past due & still accruing: (as to principal or interest)
Agricultural	—	—	—	—	—
Commercial and Industrial	—	—	—	—	—
Real Estate
Secured by Commercial/Professional Office Properties including const. and development	—	—	—	—	—
Secured by Residential Properties	—	—	—	—	—
Secured by Farmland	—	—	—	—	—

TOTAL REAL ESTATE	—	—	—	—	—
Small Business Administration loans	—	—	—	—	—
Consumer Loans	—	—	—	—	—
Credit Cards	—	—	—	—	—
Direct Financing Leases	—	71	—	—	—

SUBTOTAL	—	71	—	—	—

Total Nonperforming Loans and Leases	46,974	29,857	9,052	689	309
Other Real Estate Owned	25,654	7,127	556	—	533

TOTAL NONPERFORMING ASSETS	$72,628	$36,984	$9,608	$689	$842

Performing TDR’s (2)	$28,024	$0	$0	$0	$0
Nonperforming loans and leases as % of total gross loans and leases	5.31%	3.15%	0.98%	0.08%	0.04%
Nonperforming assets as a % of total gross loans and leases and other real estate owned	7.98%	3.88%	1.04%	0.08%	0.11%

(1)	The gross interest income that would have been recorded in the period ending December 31, 2009 if all non-accrual loans had been paying pursuant to their original terms was $3,485,000, which includes $1,191,000 that was actually recorded and included in net income for the period.
(2)	A TDR, or troubled debt restructure, is a loan or lease for which the terms were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Nonperforming assets were not at material levels in 2005 or 2006, but have escalated exponentially since then due to substantial deterioration in the economy and its negative impact on our borrowers. Total nonperforming assets were $72.6 million at December 31, 2009 relative to $37.0 million at December 31, 2008, an increase of $35.6 million, or 96%. Of the increase in nonperforming assets, $17.1 million was due to an increase in non-accrual loans and $18.5 million came from a higher level of foreclosed assets. The balance of nonperforming loans at December 31, 2009 includes a total of $14.0 million in loans for which the borrowers were still making payments, comprised of TDR’s totaling $13.5 million which were paying as agreed under modified terms or forbearance agreements, and $455,000 in other nonperforming loans that were still making payments as required under the original loan agreements. As shown in the table above, we also had $28.0 million in loans in performing TDR’s for which we were still accruing interest at December 31, 2009, but none at December 31, 2008.

At December 31, 2009, non-accruing real estate loan balances totaled $37.9 million, which is after $2.9 million in write-downs taken to mark some of these loans to their current fair values net of expected disposition costs. Non-accruing real estate loans rose by $10.5 million, or 38%, during 2009, accounting for much of the increase in total nonperforming loans. Most of the increase in nonperforming real estate loans came from a few large loan relationships that were placed on non-accrual status during the year. The largest of these was an $8.4 million non-owner occupied commercial real estate loan. In addition, a $2.1 million owner-occupied commercial real estate loan relationship was placed on non-accrual in 2009. Nonperforming loans secured by 1-4 family residences also increased $2.7 million during 2009, with a single $978,000 loan contributing to the increase.

Non-accruing commercial loans experienced a sizeable increase during 2009, as well, going up by $2.8 million, or 362%, and ending the period at $3.6 million. The majority of the balances in this category are unsecured. Non-accruing consumer loans, which are also largely unsecured, increased by $364,000, to a total of $756,000, and non-accruing SBA loans, which carry an 80% SBA guarantee on average, were up by $2.8 million to a total balance of $3.7 million. Nonperforming direct finance leases also increased in 2009, rising by $684,000, or 185%.

The balance of foreclosed assets at December 31, 2009 had an aggregate carrying value of $25.7 million, and includes 85 separate parcels classified as OREO, 13 mobile homes, and $180,000 in commercial equipment acquired upon the default of a lease agreement. Much of our OREO consists of vacant lots or land, but there are also 24 residential properties totaling $5.5 million, two commercial buildings with a combined balance of $693,000, and a mini-storage unit. At the end of 2008, foreclosed assets totaled $7.1 million, comprised of 34 properties in OREO and 7 mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Nonperforming assets were 7.98% of total gross loans and leases plus foreclosed assets at December 31, 2009, up from 3.88% at December 31, 2008. While our balance of nonperforming assets experienced a sizeable increase in 2009, an action plan is in place for each of our nonperforming and foreclosed assets and they are all being actively managed. However, we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of known and inherent risks in the Company’s loan portfolio. Our allowance for loan and lease losses was $23.7 million at December 31, 2009, or 2.68% of gross loans, as compared to a $15.1 million allowance at December 31, 2008 which was 1.59% of gross loans. Any portion of the recorded investment in a collateral-dependent loan in excess of the fair value of the collateral that has been identified as uncollectible, and is therefore deemed a confirmed loss, has been charged off against the allowance. These charges have totaled $2.9 million for impaired loan balances on our books at December 31, 2009. An allowance for potential losses inherent in unused commitments, totaling $160,000 at December 31, 2009, is included in other liabilities.

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

At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for close to 83% of the Company’s impaired loans at December 31, 2009. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and is therefore a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Charge-offs are not restored on the Company’s accounting books throughout the life of the loan, and it is expected that nonperforming loans that have been partially written down will remain on nonperforming status until final disposition is determined, e.g. all principal is either collected or charged off.

If a distressed borrower displays the desire and ability to continue paying on the loan, but on a modified basis, an amended repayment plan may be negotiated. For these TDR’s, the act of modification in and of itself suggests that the Company believes the source of repayment will likely be from borrower cash flows. Thus, TDR’s and other impaired loans that are not dependent on collateral for repayment are typically evaluated for impairment by discounting projected cash flows.

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

There have been no recent material changes to the methodology used to determine our allowance for loan and lease losses, other than those that have been disclosed in previous filings. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and to respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance For Loan Losses and Leases

	As of and for the years ended December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Balances:
Avg. gross loans and leases outstanding during period	$926,326	$931,382	$903,046	$824,041	$708,002

Gross loans and leases outstanding at end of period	$884,606	$946,640	$924,633	$888,008	$741,360

Allowance for Loan and Lease Losses:
Balance at beginning of period	$15,094	$12,276	$11,579	$9,330	$8,842

Provision Charged to Expense	21,574	19,456	3,252	3,851	3,150

Charge-offs
Agricultural	524	—	15	—	—
Commercial & Industrial Loans (1)	3,747	3,066	666	1,301	2,864
Real Estate loans	5,505	9,741	724	—	—
Consumer Loans	3,862	3,364	1,636	571	494
Direct Financing Leases	97	255	—	4	—
Credit Card Loans	5	17	139	344	400
Overdrafts	664	782	498	213	216

Total	14,404	17,225	3,678	2,433	3,974

Recoveries
Agricultural	—	—	—	5	747
Commercial & Industrial Loans (1)	549	236	862	439	325
Real Estate loans	524	35	77	—	2
Consumer Loans	109	142	77	253	95
Direct Financing Leases	103	38	—	—	—
Credit Card Loans	13	23	50	86	88
Overdrafts	153	113	57	48	55

Total	1,451	587	1,123	831	1,312

Net Loan and Lease Charge-offs	12,953	16,638	2,555	1,602	2,662

Balance at end of period	$23,715	$15,094	$12,276	$11,579	$9,330

Ratios:
Net Loan and Lease Charge-offs to Average Loans and Leases	1.40%	1.79%	0.28%	0.19%	0.21%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	2.68%	1.59%	1.33%	1.30%	1.26%
Allowance for Loan and Lease Losses to Non-Performing Loans and Leases	50.49%	50.55%	135.62%	1680.55%	3019.42%
Net Loan and Lease Charge-offs to Allowance for Loan and Lease Losses at End of Period	54.62%	110.23%	20.81%	13.84%	28.53%
Net Loan and Lease Charge-offs to Provision for Loan and Lease Losses	60.04%	85.52%	78.57%	41.60%	84.51%

(1)	Includes Small Business Administration Loans.

Furthermore, provided below is a summary of the allocation of the allowance for loan and lease losses for specific categories at the dates indicated. The allocation presented should not be viewed as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amounts available for charge-offs that may occur within these categories.

Allocation of Loan and Lease Loss Allowance

	As of December 31,
	2009		2008		2007		2006		2005
(dollars in thousands)	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans
Agricultural	$10	1.12%	$17	1.42%	$911	1.42%	$1,496	1.49%	$64	1.34%
Comm’l and Industrial (2)	$7,006	15.32%	$4,922	15.03%	$1,808	14.87%	$1,470	15.72%	$2,295	16.82%
Real Estate	$12,348	75.38%	$6,839	74.62%	$8,294	75.29%	$6,866	73.43%	$5,918	72.46%
Consumer Loans	$3,752	6.44%	$3,129	6.82%	$1,018	5.92%	$1,077	6.14%	$467	6.88%
Direct Financing Leases	$599	1.74%	$187	2.10%	$245	2.50%	$212	2.27%	$71	1.37%
Consumer Credit Cards	$—	0.00%	$—	0.00%	$—	0.00%	$458	0.95%	$515	1.13%

TOTAL	$23,715	100.00%	$15,094	100.00%	$12,276	100.00%	$11,579	100.00%	$9,330	100.00%

(1)	Represents percentage of loans in category to total loans.
(2)	Includes Small Business Administration loans.

The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and by the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s provision for loan and lease losses was $2.1 million higher in 2009 than in 2008, representing an increase of 11%, but net charge-offs fell by $3.7 million, or 22%. Despite the drop in net charge-offs in 2009 relative to 2008, the provision was higher due to an increase of $8.5 million, or 644%, in specific reserves for impaired loans. As in many other parts of the country, the lingering economic malaise in our market areas has led to a higher level of business disruptions and job losses and has thus impacted an increasing number of businesses and consumers. This, in turn, has diminished demand for real estate and created an imbalance relative to available supply, leading to lower property values. These factors contributed to a significant increase in our loan charge-offs in 2009 and 2008 relative to previous years, particularly in real estate loans as updated appraisals reflected plummeting property values. While real estate loan charge-offs dropped in 2009 relative to 2008, the level of unsecured consumer and commercial loan charge-offs increased. Since our allowance for loan and lease losses is maintained at a level to cover probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end.

Nonperforming loans increased by 57% in 2009, and our allowance for loan and lease losses increased by the same percentage. The Company’s allowance as a percentage of nonperforming loans thus showed very little change for the relative time periods, coming in at 50.49% at December 31, 2009 relative to 50.55% at December 31, 2008. Based on our detailed evaluation of individual loans, for the $37.9 million in nonperforming real estate loans on our books at December 31, 2009, approximately $9.5 million in probable losses have been identified. An allowance was established for that amount, although losses totaling $2.9 million have been identified as uncollectible and written off against that allowance. After the aforementioned write-downs there is a $6.6 million allowance necessary for $30.1 million in nonperforming real estate loans as of December 31, 2009, with another $7.8 million in nonperforming real estate loans requiring no allowance because the fair value of the collateral or net present value of expected cash flows exceeds the book value of the loans. The loss allowance established for specifically identified probable losses for other nonperforming loan categories, including commercial loans and leases, SBA loans, and consumer loans, totaled $3.3 million on nonperforming loan balances of $9.1 million at December 31, 2009.

The allowance established for probable incurred losses for performing loans was $13.9 million at the end of 2009, very close to the loss allowance of $14.0 million for performing loans at the end of 2008. Since historical loss rates are used as the starting point for our estimation of the probable incurred losses in our performing loan portfolio, the relatively high level of charge-offs in 2009 and 2008 might be expected to increase the portion of our allowance for loan and lease losses associated with performing balances. The increase in loss rates, however, is mitigated to some extent by improvement in certain qualitative factors, including the following: We have significantly tightened credit criteria for unsecured loans and lines and strengthened our credit administration department; we expect, on average, that with the charge-off of weaker credits our current portfolio consists of financially stronger borrowers; and, the economy appears poised to improve, although a tepid recovery seems likely. The Company considers its allowance for loan and lease losses at December 31, 2009 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

Investments

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), interest-earning deposits in other banks, and overnight fed funds sold. Fed funds sold represent the investment of temporary excess liquidity with one or more correspondent banks. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. The Company had no fed funds sold at December 31, 2009 and $5.5 million as of December 31, 2008. However, our interest-bearing deposits in other banks increased to $31.9 million at the end of 2009 from $5.1 million at the end of 2008, due to year-end balances left in our Federal Reserve Bank account at higher yields than could be realized by selling those balances to correspondent banks as fed funds.

With a book value of $278 million at December 31, 2009, the investment portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The Company uses two portfolio classifications for its investment portfolio: “held-to-maturity”, and “available-for-sale”. Accounting rules also allow a trading portfolio classification, but the Company has no investments that would be classified as such. The held-to-maturity portfolio can consist only of investments that the Company has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. Our portfolio is also evaluated for impairment on a quarterly basis, to determine if any investment securities that have a market value less than amortized cost are “other than temporarily impaired” (“OTTI”). If an investment security is deemed to be OTTI, the difference between book value and market value is recorded as a charge on our income statement rather than a mark-to-market adjustment to equity. All of our investment securities with mark-to-market losses are expected to recover to their full principal balance by maturity, and we have the intent and ability to hold those securities and do not foresee the need to dispose of them prior to maturity. We thus do not currently have any investments that are classified as OTTI.

The Company’s investment portfolio is composed of: (1) U.S. Treasury and Agency securities for liquidity and pledging; (2) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (3) state, county and municipal obligations, which provide limited tax free income and pledging potential; and (4) other equity investments. The fourth category includes a small equity investment in Farmer Mac stock, which is a required element to allow the Company to sell certain agricultural loans to this quasi-governmental agency, and, as noted above, an investment in the equity securities of other community banks. Securities pledged as collateral for repurchase agreements, public deposits, FHLB borrowings and other purposes as required or permitted by law totaled $213 million at December 31, 2009 and $212 million at December 31, 2008. Of those amounts, securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $17 million at December 31, 2009 and $27 million at December 31, 2008.

The fair market value of the investment portfolio (which, for the Company, is the carrying value) increased by $35 million, or 14%, during 2009. As noted earlier, we repositioned our investment portfolio in 2009, thereby realizing $1 million in gains but slightly increasing duration. In addition, mortgage-backed securities increased by $33 million, or 19%, and municipal securities increased by $6 million, or 10%, as the company invested excess liquidity created by the deposit influx and declining loan balances. U.S. Government agency bonds fell by $3 million, or 31%, due to maturing balances that were not replaced. Equity securities declined by $404,000, or 23%, during 2009, as our relatively small level of investments in other community banks dropped in value. The increase in investments in 2008 also came in mortgage-backed securities, with liquidity created by the increase in deposits in 2008 used to purchase bonds in a relatively favorable investment environment. At December 31, 2009 the investment portfolio had increased to 21% of total assets, as compared to 18% at the end of 2008 and 15% at the end of 2007. As can be seen on the Distribution, Rate & Yield table presented in a previous section, the average tax-equivalent yield earned on total investments was 4.68% in 2009, compared to 5.02% in 2008 and 5.08% in 2007. The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each of the categories of investments for the past three years.

Investment Portfolio - Available for Sale

	As of December 31,
	2009		2008		2007
(dollars in thousands)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Treasury Securities	$—	$—	$500	$503	$698	$706
US Government Agencies & Corporations	6,728	6,861	9,565	9,891	18,613	18,831
Mortgage-backed securities	201,534	206,801	170,604	173,820	108,729	107,684
State & political subdivisions	62,506	63,138	58,346	57,427	57,242	57,688
Equity securities	2,705	1,368	2,705	1,772	6	8

Total Investment Securities	$273,473	$278,168	$241,720	$243,413	$185,288	$184,917

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2009. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations with or without penalties.

Maturity and Yield of Available for Sale Investment Portfolio

	December 31, 2009
	Within One Year		After One But Within Five years		After Five Years But Within Ten years		After Ten years		Total
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Gov’t agencies	$5,065	4.67%	$—	—	$1,796	5.00%	$—	—	$6,861	4.75%
Mortgage-backed securities	$2,295	6.74%	$201,897	4.24%	$2,601	8.61%	$8	8.61%	$206,801	4.32%
State & political subdivisions	$2,346	4.06%	$10,568	6.08%	$28,409	5.88%	$21,815	6.23%	$63,138	5.97%
Other equity securities	$—		$—	—	$—	—	$1,368	2.05%	$1,368	2.05%

Total Investment Securities	$9,706		$212,465		$32,806		$23,191		$278,168

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $34 million at the end of 2009 and $41 million at the end of 2008, comprising 3% of total assets at December 31, 2009 and 2008. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds. Since cash balances fluctuate frequently and often by large amounts, period-end balances are not ideal indicators of trends in cash and due from banks. Annual average balances provide a much more appropriate gauge, and the average balance for 2009 was $31 million, down from $34 million in 2008. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our conversion to check imaging at the branch level has also helped reduce the level of cash items in process of collection. Despite the drop in 2009, our average cash balance is expected to increase as we add more branches in the future.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets and leasehold improvements are amortized over the term of the related lease or the estimated useful life of the improvements, whichever is shorter. Depreciation and amortization included in occupancy and equipment expense was $2.7 million for the year ended December 31, 2009, as compared to $2.6 million in 2008 and $2.8 million in 2007. Depreciation on equipment leased to others is reflected in other operating costs. The following premises and equipment table reflects the balances by major category of fixed assets:

Premises and Equipment

	As of December 31,
	2009			2008			2007
(dollars in thousands)	Cost	Accum. Depr. & Amort.	Net Book Value	Cost	Accum. Depr. & Amort.	Net Book Value	Cost	Accum. Depr. & Amort.	Net Book Value
Land	$2,549	$—	$2,549	$2,289	$—	$2,289	$2,329	$—	$2,329
Buildings	11,720	5,111	6,609	11,358	4,717	6,641	11,358	4,311	7,047
Leasehold Improvements	9,871	2,851	7,020	8,414	2,338	6,076	6,564	1,935	4,629
Construction in progress	84	—	84	120	—	120	72	—	72
Furniture and Equipment	22,902	19,095	3,807	21,786	17,632	4,154	20,075	15,897	4,178

Total	$47,126	$27,057	$20,069	$43,967	$24,687	$19,280	$40,398	$22,143	$18,255

The net book value of the Company’s premises and equipment increased by $789,000 in 2009 and by $1.0 million in 2008, due mainly to the purchase of equipment for, and the capitalization of construction and leasehold improvement costs associated with, our newer branches, net of the increase in accumulated depreciation on all other buildings and equipment. The net book value of the Company’s aggregate premises and equipment was consistent at 1.5% of total assets at the end of 2009, 2008, and 2007.

Other Assets

The Company’s intangible assets, shown as a separate line item on the balance sheet, totaled $5.5 million at December 31, 2009 and 2008 and consists solely of goodwill that was generated in connection with our acquisition of Sierra National Bank in 2000. We analyze that goodwill annually for potential impairment. The Company’s fair value was evaluated as of November 30, 2009, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. The line item for “other assets” on the Company’s balance sheet totaled close to $80 million at December 31, 2009, and has as its largest largest components $9.4 million in restricted stock, $6.0 million in accrued interest receivable, a $9.3 million net deferred tax asset, an $11.1 million investment in low-income housing tax credit funds, $30.1 million in bank-owned life insurance (BOLI), and a $6.3 million prepaid asset for future FDIC assessments. Other assets increased by $10.9 million, or 16%, in 2009, and were about 6% of total assets at the end of 2009 relative to 5% at the end 2008. The largest changes in the items comprising other assets are explained below.

As noted above, the Company holds certain equity investments that are not readily marketable securities and thus are classified as restricted stock in “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the FHLB. The largest of the referenced investments is the Company’s $9.0 million investment in FHLB stock. FHLB stock typically experiences balance fluctuations in conjunction with our level of FHLB borrowings, but the FHLB of San Francisco has indicated that their stock repurchase activities have been temporarily suspended, thus our FHLB stock investment could remain at current levels for an indeterminable period of time even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above.

Low-income housing tax credit funds lower the Company’s tax liability through direct tax credits as well as partnership operating losses. Pass-through partnership losses from tax credit funds are charged against the Company’s investment in such funds, and a drop of $1.4 million in fund balances in 2009 is the result of such charges. The investment has been written down from an aggregate original total of $18.4 million to $11.1 million at December 31, 2009. Even taking losses into consideration and assuming no gain upon disposition, the estimated tax-equivalent return on most of these investments over their expected 15-year life is around 11%, although no guarantee can be provided that this level of return will ultimately be realized.

BOLI balances increased by $1.7 million in 2009, due to gains recorded on BOLI “investments.” BOLI is an insurance policy with a single premium paid at policy commencement. Its initial net cash surrender value is equivalent to the premium paid, and it adds income through non-taxable increases in its cash surrender value, net of the cost of insurance, plus any death benefits ultimately received by the Company. The expenses of certain benefit plans are offset by BOLI income.

While prepaid current taxes declined by $2.7 million in 2009, our net deferred tax asset increased $6.8 million due mainly to an increase in the deferred tax asset for our allowance for loan losses, and a drop in our offsetting deferred tax liability resulting from the maturity of true leases. Most of the Company’s temporary differences between book and taxable income and expenses involve recognizing more expense in its financial statements than it has been allowed to deduct for current-period taxes; therefore, the Company’s deferred tax assets typically exceed its deferred tax liabilities. The net deferred tax asset is primarily due to deferred tax assets created by the temporary book/tax differences in the reported allowance for loan losses and deferred compensation, net of deferred tax liabilities comprised mainly of fixed asset and true lease depreciation differences and deferred loan origination costs. Management has evaluated all deferred tax assets, and concluded that neither the quality of the deferred tax assets nor the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Deposits

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section on Results of Operations–Net Interest Income and Net Interest Margin. A comparative distribution of the Company’s deposits at December 31st for each year from 2005 through 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

Deposit Distribution

	As of December 31,
(dollars in thousands)	2009	2008	2007	2006	2005
Demand	$233,204	$232,168	$243,764	$281,024	$282,451
NOW	151,821	100,949	86,936	64,599	69,088
Savings	62,279	55,373	51,442	62,922	71,901
Money Market	165,097	146,896	126,347	115,266	107,045
CDAR’s < $100,000	12,937	49,296	9,159	7,528	2,148
CDAR’s > $100,000	129,194	63,364	—	—	—
Time deposit < $100,000	147,390	115,303	128,933	121,095	106,779
Time deposits > $100,000	195,510	182,649	148,566	136,011	141,259
Brokered Deposits < $100,000	28,000	115,500	55,000	80,000	35,000

Total Deposits	$1,125,432	$1,061,498	$850,147	$868,445	$815,671

Percentage of Total Deposits
Demand	20.72%	21.87%	28.67%	32.36%	34.63%
NOW	13.49%	9.51%	10.23%	7.44%	8.47%
Savings	5.53%	5.22%	6.05%	7.25%	8.82%
Money Market	14.67%	13.84%	14.86%	13.27%	13.12%
CDAR’s < $100,000	1.15%	4.64%	1.08%	0.87%	0.26%
CDAR’s > $100,000	11.48%	5.97%	0.00%	0.00%	0.00%
Time deposit < $100,000	13.10%	10.86%	15.17%	13.94%	13.09%
Time deposits > $100,000	17.37%	17.21%	17.47%	15.66%	17.32%
Brokered Deposits	2.49%	10.88%	6.47%	9.21%	4.29%

Total	100.00%	100.00%	100.00%	100.00%	100.00%

Furthermore, the scheduled maturity distribution of the Company’s time deposits at the end of 2009 was as follows:

Deposit Maturity Distribution

	As of December 31, 2009
(dollars in thousands)	Three months or less	Three to six months	Six to twelve months	One to three years	Over three Years	Total
CDAR’s	$84,280	$39,881	$17,970	$—	$—	$142,131
Time Certificates of Deposits < $100,000	56,649	35,077	48,018	7,055	669	147,468
Other Time Deposits ≥ $100,000	148,172	20,546	49,011	5,703	—	223,432

TOTAL	$289,101	$95,504	$114,999	$12,758	$669	$513,031

Total deposit balances increased by $64 million, or 6%, during 2009, and excluding the $88 million drop in wholesale-sourced brokered deposits, customer deposits were up by $151 million, or 16%. Much of the growth in customer deposits was in time deposits, including an increase of $29 million, or 26%, in CDARS deposits sourced from local customers, an increase of $32 million, or 28%, in other customer time deposits under $100,000, and an increase of $13 million, or 7%, in other time deposits over $100,000 (Jumbo CD’s). Non-maturity deposits also experienced a healthy increase in 2009, with transaction account balances (DDA and NOW accounts) rising by $52 million, or 16%, core savings balances up $7 million, or 12%, and money market deposits up $18 million, or 12%. The increase in transaction account balances is due to an increase in the number of transaction accounts, which rose by over 5,000, or 11%, during 2009 as a result of our high performance checking (HPC) and online banking initiatives. While non-interest bearing consumer DDA balances have been declining over the past few years as retail customers have migrated into interest-bearing NOW accounts, that migration was offset in 2009 by strong growth in business demand deposits. The increase in money market deposits in 2009 is due to the transfer of dollars from customer repos into a money market sweep account.

In contrast to 2009, we faced a challenging deposit environment in 2008 and 2007 due to market uncertainties and strong competition for core deposits, with migration from non-interest bearing demand deposits into NOW accounts, money market accounts and time deposits. Despite core deposit growth of only $13 million, or 2%, during 2008, we did experience a surge in non-core time deposits, which increased by $198 million, or 93%, driven by increases in wholesale-sourced brokered CD’s, CDARS deposits, and collateralized balances from a government entity. While the increase in CDARS in 2008 includes a single new deposit relationship of about $75 million, some of the increase represents migration from time deposits under $100,000, since many customers increased their balances and moved to the safety net of CDARS.

Management recognizes that maintaining a high level of customer deposits is one of the keys to sustaining a strong net interest margin, and continues to focus energy in that direction. Our recent deposit-related efforts include the continuation of HPC initiatives, aggressive marketing of remote deposit capture, the addition of a high-yield “reward checking” option for online accounts, marketing pieces aimed at increasing customer awareness of the relatively strong capital position and stability of the Bank and of our participation in CDARS, the addition of mobile banking capabilities, and the designation of a senior-level director of deposit services and deposit specialists in certain regions to assist current and potential business customers with their deposit needs. A “debit rewards” program is also in the implementation phase. Our deposit-centric marketing efforts appear to be having a positive impact, with an inflow of deposit dollars from current customers who are placing renewed value on the safety and security of insured time deposits, as well as from new customers who have sought a more stable and secure option for their money. However, no assurance can be provided that these favorable trends will continue.

Other Borrowings

The Company’s other borrowings include long-term borrowings, which typically have a remaining maturity of one year or more, and short-term borrowings that reach maturity in less than one year. Long-term borrowings consist of advances from the FHLB, and the junior subordinated debentures of trust subsidiaries that were formed specifically to issue trust-preferred securities (see the Capital Resources section for a more detailed explanation of trust-preferred securities). The Company had $20 million in long-term borrowings on its balance sheet at December 31, 2009, down from $30 million at December 31, 2008. The drop was due to $10 million in FHLB borrowings that moved into the short-term category, as their remaining term declined to less than one year.

Short-term borrowings are comprised of overnight borrowings from other banks (“fed funds purchased”), short-term and overnight advances from the FHLB, and securities sold under agreement to repurchase. The Company uses FHLB advances and overnight fed funds purchased from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. Uncommitted lines are available from several correspondent banks. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. The details of the Company’s short-term borrowings for the years 2009, 2008, and 2007 are presented below:

Short-term Borrowings

(dollars in thousands)	2009	2008	2007
Repurchase Agreements

Balance at December 31	$—	$24,419	$22,082
Average amount outstanding	$14,909	$25,935	$24,070
Maximum amount outstanding at any month end	$27,315	$29,445	$27,492

Average interest rate for the year	0.23%	0.36%	0.70%

Fed funds purchased

Balance at December 31	$—	$—	$17,000
Average amount outstanding	$295	$16,657	$19,211
Maximum amount outstanding at any month end	$35	$38,300	$78,789

Average interest rate for the year	0.34%	2.05%	5.30%

FHLB advances

Balance at December 31	$10,000	$59,500	$193,000
Average amount outstanding	$20,127	$117,195	$127,115
Maximum amount outstanding at any month end	$48,800	$201,700	$197,000

Average interest rate for the year	1.93%	2.49%	4.63%

Fed Discount Window

Balance at December 31	$—	$—	$—
Average amount outstanding	$13	$—	$—
Maximum amount outstanding at any month end	$—	$—	$—

Average interest rate for the year	0.00%	0.00%	0.00%

Repurchase agreements, which represent “sweep accounts”, or non-deposit investment accounts secured by pledged investment securities, dropped to zero by the end of 2009 from a $24 million balance at the end of December 2008. As noted in the previous section, this decline was the result of migration into a money market sweep account. There were no overnight fed funds purchased at the end of 2009 or 2008. Overnight FHLB advances dropped by $25 million during the year, and also ended 2009 with no balance outstanding. And, despite the addition of $10 million in what were previously long-term FHLB borrowings, other short-term FHLB advances also declined by $25 million, to a balance of $10 million at the end of 2009. These reductions in other borrowings were enabled by strong growth in customer deposits and an extraordinary increase in shareholders’ equity.

Capital Resources

At December 31, 2009, the Company had total shareholders’ equity of $134.5 million, comprised of $33.9 million in common stock, $8.7 million in additional paid-in capital, $89.1 million in retained earnings, and $2.7 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2008 was $106.8 million. The $27.7 million increase in shareholders’ equity during 2009 was due in large part to the addition of $20.4 million in capital from our private placement of common stock in August 2009, as previously discussed, plus net earnings of $8.9 million, less $4.1 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), was $1.7 million higher. Total capital was also supplemented by increases related to stock options, and the cumulative effect of amending tax returns to properly reflect California hiring tax credits available from prior years.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the

Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at December 31, 2009 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future. Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $12.7 million, or 54%, of our total allowance is currently included in Tier 2 capital. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. For more details on regulatory capital requirements, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” herein.

At December 31, 2009, the Company had a total capital to risk-weighted assets ratio of 16.67%, a Tier 1 risk based capital ratio of 15.41%, and a leverage ratio of 11.91%. Because of growth in risk-based capital, due in large part to the issuance of additional common stock, plus a drop in risk-adjusted assets, we saw a sizeable increase over the prior year-end ratios of 13.59% for total capital to risk-weighted assets, 12.34% for Tier 1 capital to risk-weighted assets, and 9.92% for the leverage ratio. Note 13, in the Notes to the Consolidated Financial Statements, provides additional information concerning the Company’s capital amounts and ratios. At December 31, 2009, on a stand-alone basis, the Bank had a total risk-based capital ratio of 16.04%, a Tier 1 risk-based capital ratio of 14.78%, and a leverage ratio of 11.44%. As of the end of 2009, both the Company and the Bank were considered to be “well capitalized” by regulatory standards. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur.

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

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2009, unpledged securities, plus pledged securities in excess of current pledging requirements, comprised $81 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks.

In addition to the liquidity inherent in its balance sheet, the Company has access to liquidity in the form of lines of credit from correspondent banks, including the Federal Home Loan Bank. Availability on these lines totaled $220 million at December 31, 2009. An additional $186 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $38 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at December 31, 2009. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity ratio and average loans to assets ratio were 12% and 66%, respectively, at December 31, 2009, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at the end of 2009. Strong growth in core deposits, combined with a lack of loan growth, has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments or have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management (sometimes referred to as “asset/liability management”) is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. To identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis.

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest income, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports balances, interest rates, maturity dates and re-pricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investments, loans, deposits and borrowed funds. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of December 31, 2009, the Company had the following estimated net interest income sensitivity profile:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	6,416	-$	4,097	-$	1,855	-$	242	-$	177	+$	1,684
% Change		-11.19%		-7.15%		-3.24%		-0.42%		-0.31%		+2.94%

Our current interest rate risk profile indicates that a drop in interest rates, or an increase of up to 200 basis points, could have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be very small in the current environment. In reality, we are slightly asset-sensitive relative to rising rates, meaning that, all else being equal, net interest income should increase as rate go up. However, because of an informal floor currently established for our internal prime lending rate, it will not necessarily increase immediately when market interest rates start to rise. Therefore, if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would likely be about $242,000 lower, a decline of 0.42% relative to net interest income in a flat rate scenario due to the re-pricing lag for variable rate loans linked to our internal prime rate. As rates rise further, however, the initial negative impact would be offset and net interest income should start to increase. Over the past year, we have reduced our exposure to rising rates by placing emphasis on variable rate loans and lengthening the duration of interest-sensitive liabilities.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $1.9 million lower, a drop of 3.24% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that deposit rates (on NOW accounts and savings accounts, for example) and other interest-bearing liabilities hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline, although as noted previously our model assumptions include a presumed floor for our internal prime rate that partially offsets other negative pressures.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the estimated fair value of liabilities from the estimated fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

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

The table below shows estimated changes in the Company’s EVE as of December 31, 2009, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	-$	15,417	-$	10,488	-$	5,049	-$	5,171	-$	15,479	-$	19,382
% Change		-6.15%		-4.17%		-2.01%		-2.06%		-6.18%		-7.73%

As with our net interest income simulations, the EVE table shows exposure to both rising and declining interest rates. However, the negative slope under rising rates is substantially steeper, due primarily to runoff assumptions for $612 million in non-maturity deposits. The EVE slope would be even steeper if not for the fact that non-maturity deposit decay rates declined in 2009, and model assumptions were adjusted accordingly. Our EVE profile has evolved considerably over the past few years. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. That trend was reversed in 2009, with our exposure to declining rates turning negative once again and the slope under rising rates improving somewhat. We continue in our attempts to reduce the exposure of our economic value of equity to rising rates, by focusing on variable rate loans and longer-maturity funding.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2009 and 2008, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 11, 2010

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
ASSETS
Cash and due from banks	$34,308	$40,960
Federal funds sold	—	5,500
Interest-bearing deposits in banks	31,926	5,050

Cash and cash equivalents	66,234	51,510
Investment securities available-for-sale	278,168	243,413
Loans held-for-sale	376	552
Loans and leases, net of allowance for loan and lease losses of $23,715 in 2009 and $15,094 in 2008	859,875	929,629
Premises and equipment, net	20,069	19,280
Operating leases, net	1,680	2,184
Foreclosed assets	25,654	7,127
Goodwill	5,544	5,544
Other assets	77,949	67,053

Total assets	$1,335,549	$1,326,292

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$233,204	$232,168
Interest bearing	892,228	829,330

Total deposits	1,125,432	1,061,498
Short-term borrowings	10,000	83,919
Long-term borrowings	20,000	30,000
Subordinated debentures	30,928	30,928
Other liabilities	14,709	13,147

Total liabilities	1,201,069	1,219,492

Commitments and contingencies (Note 11)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares authorized; 11,620,491 and 9,673,291 shares issued and outstanding in 2009 and 2008, respectively	41,371	20,891
Additional paid in capital	1,248	998
Retained earnings	89,142	83,932
Accumulated other comprehensive income, net of taxes of $1,973 in 2009 and $711 in 2008	2,719	979

Total shareholders’ equity	134,480	106,800

Total liabilities and shareholders’ equity	$1,335,549	$1,326,292

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands, except per share data)

	2009	2008	2007
Interest income:
Interest and fees on loans and leases	$59,284	$67,560	$79,463
Interest on investment securities:
Taxable	8,300	7,942	6,072
Exempt from federal tax	2,476	2,368	2,230
Interest on Federal funds sold and interest-bearing deposits	86	68	51

Total interest income	70,146	77,938	87,816

Interest expense:
Interest on deposits	10,040	15,451	21,729
Interest on borrowings	1,223	4,234	7,426
Interest on subordinated debentures	914	1,644	2,280

Total interest expense	12,177	21,329	31,435

Net interest income	57,969	56,609	56,381

Provision for loan and lease losses	21,574	19,456	3,252

Net interest income after provision for loan and lease losses	36,395	37,153	53,129

Non-interest revenue:
Service charges on deposit accounts	11,552	11,203	7,794
Gain on sale of loans	81	9	1,601
Credit card fees	417	494	687
Checkcard fees	1,782	1,557	1,256
Gain on sales and calls of investment securities available-for-sale	1,099	58	14
Increase in cash surrender value of life insurance	1,561	408	1,234
Other income	787	2,258	2,049

Total non-interest income	17,279	15,987	14,635

Other operating expense:
Salaries and employee benefits	18,963	16,666	17,861
Occupancy and equipment expense	6,949	6,508	6,475
Other	18,226	12,685	11,645

Total non-interest expense	44,138	35,859	35,981

Income before income taxes	9,536	17,281	31,783

Provision for income taxes	608	3,868	10,761

Net income	$8,928	$13,413	$21,022

Earnings per share
Basic	$0.86	$1.40	$2.17

Diluted	$0.86	$1.37	$2.09

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For three Years Ended December 31, 2009

(Dollars in thousands, except share data)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss)Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2007	9,749,913	$15,703	$399	$75,928	$(1,659)	$90,371
Comprehensive income:
Net income				21,022		21,022
Net change in unrealized gain on investment securities available-for-sale, net of tax					1,444	1,444

Comprehensive income						22,466

Exercise of stock options and related tax benefit	236,406	3,543	(9)			3,534
Stock compensation costs			407			407
Stock repurchase	(409,931)	(489)		(10,804)		(11,293)
Cash dividends - $.62 per share				(6,021)		(6,021)

Balance, December 31, 2007	9,576,388	18,757	797	80,125	(215)	99,464

Comprehensive income:
Net income				13,413		13,413
Net change in unrealized gain on investment securities available-for-sale, net of tax					1,194	1,194

Comprehensive income						14,607

Cumulative effect of change in accounting principle				(1,104)		(1,104)
Exercise of stock options and related tax benefit	186,303	2,248	(8)			2,240
Stock compensation cost			209			209
Stock repurchase	(89,400)	(114)		(1,966)		(2,080)
Cash dividends - $.68 per share				(6,536)		(6,536)

Balance, December 31, 2008	9,673,291	20,891	998	83,932	979	106,800
Comprehensive income:
Net income				8,928		8,928
Net change in unrealized gain on investment securities available-for-sale, net of tax					1,740	1,740

Comprehensive income						10,668

Cumulative effect of change in accounting principle Issuance of common stock	1,935,000	20,375				20,375
Exercise of stock options and related tax benefit	12,200	105				105
Stock compensation cost			250			250
Cash dividends - $.40 per share				(4,067)		(4,067)
Other, net				349		349

Balance, December 31, 2009	11,620,491	$41,371	$1,248	$89,142	$2,719	$134,480

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2009, 2008, and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$8,928	$13,413	$21,022
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	21,574	19,456	3,252
Amortization of investment securities	548	137	287
Net decrease in deferred loan fees, net	(726)	(1,678)	(574)
Depreciation and amortization	3,103	2,984	3,159
Loss (Gain) on disposal of fixed assets	52	(81)	33
FHLB stock dividend	—	(507)	(413)
Gain on sales and calls of investment securities available-for-sale, net	(1,099)	(58)	(14)
Loss (Gain) on sale of foreclosed assets	204	62	(7)
Gain on sale of loans	(81)	(9)	(1,601)
Write down of foreclosed assets	1,265	1,828	—
Deferred income tax benefit	8,745	620	659
Net increase in cash surrender value of life insurance policies	(1,561)	(408)	(1,234)
Net decrease in loans held-for-sale	(376)	(552)	—
Proceeds from sales of loan portfolio	7,393	—	11,952
Net increase in other assets	(18,930)	(418)	(1,922)
Net increase (decrease) in other liabilities	1,572	(3,458)	1,858
Stock compensation cost	250	209	407
Excess tax benefit from equity based compensation	(11)	(613)	(1,689)

Net cash provided by operating activities	30,850	30,927	35,175

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(120,268)	(100,617)	(22,258)
Proceeds from sales, calls and maturities of investment securities available-for-sale	38,868	13,398	6,489
Proceeds from principal repayments of investment securities available-for-sale	50,133	30,707	23,341
Net decrease in FHLB stock	—	1,707	18
Net decrease in collections and remittances on loans serviced for others	—	—	15
Decrease (increase) Loan and lease originations, net	20,547	(49,123)	(50,577)
Purchases of premises and equipment, net	(3,437)	(3,900)	(2,863)
Proceeds from sale of foreclosed assets	1,603	2,577	66

Net cash used in investing activities	(12,554)	(105,251)	(45,769)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in demand, interest-bearing and savings deposits	$77,015	$26,897	$(15,322)
Net (decrease) increase in time deposits	(13,081)	184,454	(2,976)
Net (decrease) increase in borrowing with original maturities of 90 days or less	(48,919)	(123,163)	27,679
Net (decrease) increase in short-term borrowings	(25,000)	(25,000)	22,000
Net (decrease) increase in long-term borrowings	(10,000)	25,000	(22,000)
Issuance of common stock	20,375	—	—
Dividends paid	(4,067)	(6,536)	(6,021)
Stock repurchased	—	(2,080)	(11,293)
Stock options exercised	94	1,627	1,845
Excess tax benefit from equity based compensation	11	613	1,689

Net cash (used in)/provided by financing activities	(3,572)	81,812	(4,399)

Net increase (decrease) in cash and cash equivalents	14,724	7,488	(14,993)
Cash and cash equivalents, beginning of year	51,510	44,022	59,015

Cash and cash equivalents, end of year	$66,234	$51,510	$44,022

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$12,512	$21,212	$32,427
Income taxes	$4,830	$6,410	$8,388

Non-cash investing activities:
Real estate acquired through foreclosure	$24,653	$11,080	$632

Net change in unrealized gains on investment securities available-for-sale	$3,002	$2,063	$2,490

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

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

The Bank operates twenty-four full service branch offices, one online “virtual” branch and two credit centers. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years’ balances to conform to classifications used in 2009. The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

In accordance with U.S. GAAP, the Company’s investments in Sierra Statutory Trust II and Sierra Capital Trust III are not consolidated and are accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash and balances due from banks, federal funds sold, and interest bearing deposits in banks.

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

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a troubled debt restructuring (“TDR”) when due to a borrower’s financial difficulties, the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio. The allowance for loan and lease losses is increased by a provision for loan and lease losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans and leases. A loan or lease is impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with terms of the loan or lease agreement. Losses on individually identified impaired loans or leases are measured based on the present value of expected future cash flows discounted at each loan or lease’s original effective interest rate. As a practical expedient, impairment may be measured based on the loan’s or lease’s observable market price or the fair value of the collateral if the loan or lease is collateral dependent. The amount of impairment, if any, is recorded through the provision for loan and lease losses and is added to the allowance for loan and lease losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors.

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

Sale and Servicing of Loans

Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold. Book value allocations are determined in accordance with U.S. GAAP. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2009, 2008 and 2007 regarding these representations and warranties.

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

Foreclosed Assets

Foreclosed assets include real estate, and other property acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the appraised fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on foreclosed assets is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on foreclosed assets which is included in other non-interest expense. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other income or expense as incurred.

Goodwill

The Company acquired Sierra National Bank in 2000, and the acquisition was accounted for using the purchase method of accounting. The goodwill resulting from this transaction represents the amount by which the purchase price exceeded the fair value of the net assets. In accordance with U.S. GAAP the Company evaluates goodwill periodically for impairment. There was no impairment recognized for the years ended December 31, 2009, 2008, and 2007.

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

The Company adopted guidance issued by the FASB on accounting for income taxes, effective January 1, 2007, which clarifies the accounting and disclosure for uncertainty in tax positions as defined. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2009 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense.

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

Stock-Based Compensation

At December 31, 2009, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan is for 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated. The outstanding options issued under the 1998 Plan are not affected by this termination.

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

	2009	2008	2007
Dividend yield	4.54%	3.54%	2.40%
Expected volatility	52.17%	26.93%	21.46%
Risk-free interest rate	2.33%	2.73%	3.68%
Expected option life	5.8 years	5.8 years	5.1 years

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standard regarding The FASB Accounting Standards Codification ™ (“Codification” or “ASC”) that will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this standard, all interim and annual reporting periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard, incorporated into ASC topic 810 “Consolidation,” that seeks to improve financial reporting by companies involved with variable interest entities. Also addressed under this standard are concerns about the application of certain key provisions, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. The standard requires a company to perform analyses to determine if its variable interest(s) give it a controlling financial interest in a variable interest entity. These analyses identify the primary beneficiary of the a variable interest entity as the company that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the company’s economic performance; and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This standard is effective for all annual and interim reporting periods beginning after November 15, 2009 with earlier application prohibited. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard which was incorporated into ASC topic 860 “Transfers and Servicing.” This standard seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company is required to adopt this standard for all interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In May 2009, the FASB issued an accounting standard which was incorporated into ASC topic 855 “Subsequent Events.” This standard sets forth principles and requirements for disclosing and recognizing subsequent events in the financial statements. This standard also outlines circumstances under which an entity shall recognize those events or transactions occurring after the balance sheet date. The Company is required to adopt this standard for all interim and annual reporting periods after June 15, 2009, prospectively. The Company’s adoption of this standard did not have a material impact on its financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The FASB issued accounting standards which were subsequently incorporated into ASC topics 320 “Investments—Debt and Equity Securities” and 835 “Interest.” These standards seek to make the other-than-temporary impairment guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. These standards apply to other-than-temporary impairments of debt and equity securities and requires a company to assert that (a) it does not have the intent to sell the security in question and (b) it is more likely than not that it will not have to sell the security in question before recovery of its cost basis to avoid an impairment being considered other-than-temporary. These standards also change the amount of impairment losses recognized in earnings. Under these standards impairments are separated into two components: (i) the amount of impairments related to credit losses and (ii) and the amount related to other factors. The amount of impairment related to credit losses is reflected as a charge to earnings, while the amount deemed to be related to other factors is reflected as an adjustment to shareholders’ equity through other comprehensive income. The Company’s adoption of this standard did not have a material impact on its financial statements.

The FASB issued accounting standards which were subsequently incorporated into ASC topic 825 “Financial Instruments.” These standards require disclosures about fair value of financial instruments in interim as well as in annual financial statements. The Company’s adoption of this standard did not have a material impact on its financial statements.

On April 1, 2009, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 805 “Business Combinations.” This standard provides additional guidance regarding the recognition, measurement and disclosure of assets and liabilities arising from contingencies in a business combination. This standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The standard also addresses other accounting issues regarding business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. The impact of adopting this standard will depend on the timing of future acquisitions, as well as the nature and existence of contingencies associated with such acquisitions.

In December 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 715 “Compensation - Retirement Benefits.” This standard seeks to provide users of financial statements with an understanding of: how investment allocation decisions are made, the major categories of plan assets, the inputs and valuations techniques used to measure the fair value of those assets, the effect of fair value measurements using unobservable inputs on changes in plan assets during a reporting period, and significant concentrations of risk within plan assets. The Company is required to adopt this standard no later than January 1, 2010. The Company does not believe the adoption of this standard will have a material impact on its financial statements.

On October 10, 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 820 “Fair Value Measurement and Disclosures.” The standard clarifies the application of accounting guidance for fair value measurements in the market that is not active and provides an example to illustrate key considerations in determining the fair value of the financial asset when the market for that financial asset is not active. The standard is effective immediately, and includes prior periods for which financial statements have not been issued, and therefore the Company is subject to the provisions under the standard effective September 30, 2008. The implementation of this standard did not affect the Company’s fair value measurements as of December 31, 2009.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2009, the FASB issued an Accounting Standard Update (“ASU”), 2009-05 to ASC 820 “Fair Value Measurement and Disclosures.” This ASU was issued in response to the credit crisis and will reduce potential differences in measuring liabilities at fair value and thus promote comparability of companies’ financial statements. FASC 820 assumes that the fair value of a financial instrument is the price that would be paid to transfer a liability in an orderly transaction between market participants. However, most liabilities have restrictions that do not allow them to be transferred and as such there isn’t a market for transferring the liabilities. ASU 2009-05 states that in the absence of a market for the liability a company can use:

1. The quoted price of the identical liability when traded as an asset;

2. A quoted price for similar liabilities or similar liabilities when traded as assets; or

3. Another valuation technique that is consistent with the principles of FASC 820 such as a present value technique.

The update is effective for fiscal periods (including interim periods) beginning after its issuance. For calendar year companies, it would be effective for the 4th quarter of 2009. The implementation of this standard did not affect the Company’s fair value measurements as of December 31, 2009.

In June 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 260 “Earnings Per Share.” The standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore need to be included in the earnings allocation in computing EPS under the two-class method. This standard affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. This standard is effective for fiscal years beginning after December 15, 2008. The adoption of this standard did not have material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 815 “Derivatives and Hedging.” This standard seeks to provide users of financial statements with an enhanced understanding of: how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This standard requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This standard is effective for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of this standard did not have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 810 “Consolidation.” This standard addresses the accounting for non-controlling (minority) interests in consolidated financial statements including the requirements to classify non-controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non-controlling interests reported as part of consolidated earnings. The Company adopted this standard on January 1, 2009, the adoption of which did not have a material impact on the Company’s financial position, results of operations or cash flows.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$6,728	$133	$—	$6,861
Obligations of states and political subdivisions	62,506	1,221	(589)	63,138
U.S. Government agencies collateralized by mortgage obligations	201,534	5,470	(203)	206,801
Other securities	2,705	4	(1,341)	1,368

	$273,473	$6,828	$(2,133)	$278,168

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$500	$3	$—	$503
U.S. Government agencies	9,565	340	(14)	9,891
Obligations of states and political subdivisions	58,346	374	(1,293)	57,427
U.S. Government agencies collateralized by mortgage obligations	170,604	3,579	(363)	173,820
Other securities	2,705	—	(933)	1,772

	$241,720	$4,296	$(2,603)	$243,413

For the years ended December 31, 2009, 2008, and 2007, proceeds from sales of securities available-for-sale were $30.2 million, $0 and $0 respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2009 and 2008, the Company had 79 and 146 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2009
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of states and political subdivisions	$(409)	$11,400	$(180)	$2,807
U.S. Government agencies collateralized by mortgage obligations	(108)	25,288	(95)	1,080
Other Securities	(1,341)	1,368	—	—

	$(1,858)	$38,056	$(275)	$3,887

	December 31, 2008
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
U.S. Government agencies	$(14)	$1,874	$—	$—
Obligations of states and political subdivisions	(1,279)	32,662	(14)	150
U.S. Government agencies collateralized by mortgage obligations	(248)	14,404	(115)	1,274
Other Securities	(933)	1,772	—	—

	$(2,474)	$50,712	$(129)	$1,424

Lower overall rates improved market values in the investment portfolio significantly during the course of 2009. Although there were some individual securities in the municipal and CMO sector, which showed an unrealized loss, every sector of the investment portfolio showed significant gains ending the year. The company believes the municipal and CMO securities which currently show a loss are the result of the current economic environment and their prices should improve as the general economy recovers during the latter part of 2010. Therefore, the company has concluded that as of December 31, 2009, any security that is currently at an unrealized loss, is NOT other-than-temporarily-impaired. The assessment was based on the following factors: 1) the company has the ability to hold the security, 2) the company does not intend to sell the security, 2) the company does not anticipate it will be required to sell the security before recovery, 4) and the company expects to eventually recover the entire amortized cost basis of the security.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2009 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Maturing within one year	$7,622	$7,725
Maturing after one year through five years	185,220	190,035
Maturing after five years through ten years	32,402	32,806
Maturing after ten years	21,707	21,823

Investment securities not due at a single maturity date:
U.S. Government agencies collateralized by mortgage obligations	23,817	24,411
Other securities	2,705	1,368

	$273,473	$278,168

Investment securities available-for-sale with amortized costs totaling $206,926,000 and $209,054,000 and estimated fair values totaling $212,803,000 and $212,053,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2009 and 2008, respectively (see Note 8).

Gross gains and losses from the sales and calls of investment securities for the years ended were as follows (dollars in thousands):

	2009	2008	2007
Gross Gains on Sales and Calls of Investment Securities	$1,099	$58	$14
Gross Losses on Sales and Calls of Investment Securities	—	—	—

Net Gains on Sales and Calls of Investment Securities	$1,099	$58	$14

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2009	2008
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$421,114	$456,932
Secured by residential properties	188,750	189,849
Secured by farm land	56,654	57,808
Held for sale	376	552

Total real estate	666,894	705,141

Commercial and industrial	116,835	122,856
Agricultural	9,865	13,542
Small Business Administration loans	18,626	19,463
Consumer	56,992	65,755
Direct financing leases	15,394	19,883

	884,606	946,640

Deferred loan and lease origination fees, net	(640)	(1,365)
Allowance for loan and lease losses	(23,715)	(15,094)

	$860,251	$930,181

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$15,094	$12,276	$11,579
Provision for loan and lease losses	21,574	19,456	3,252
Losses charged to allowance	(14,404)	(17,225)	(3,678)
Recoveries	1,451	587	1,123

Balance, end of year	$23,715	$15,094	$12,276

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

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	December 31,
	2009	2008
Impaired loans without a valuation allowance	$28,650	$25,609
Impaired loans with a valuation allowance	66,598	4,177

Total impaired loans	95,248	29,786

Valuation allowance related to impaired loans	11,430	1,325
Total non-accrual loans	46,974	29,786
Total loans past-due ninety days or more and still accruing	—	71

	Years Ended December 31,
	2009	2008	2007
Average investment in impaired loans	$62,101	$12,253	$1,392
Interest income recognized on impaired loans	1,325	—	1
Interest income recognized on a cash basis on impaired loans	—	—	1

Included in loans above are troubled debt restructurings that were classified as impaired. At December 31, 2009, the Corporation had $41,867,000 real estate secured loans and $216,000 consumer loans that were modified in troubled debt restructurings and impaired. The company had no troubled debt restructured loans at December 31, 2008.

Additional commitments to existing customers with restructured loans totaled $396 thousand with $182 thousand outstanding at December 31, 2009. No such commitments existed at December 31, 2008.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest that would have been recorded under the loans’ original terms	$3,485	$2,708	$392
Less gross interest recorded	$1,191	$1,140	$330

Foregone interest	$2,294	$1,568	$62

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8). These loans totaled $426,469,000 and $287,269,000 at December 31, 2009 and 2008, respectively.

Salaries and employee benefits totaling $2,554,000, $3,415,000, and $3,447,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2009, 2008 and 2007, respectively.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2009, 2008, and 2007, mortgage loans were sold without retention of related servicing. The Bank’s servicing portfolio at December 31, 2009 and 2008 totaled $8,132,000 and $9,783,000, respectively. At December 31, 2009, loans were principally serviced for one investor.

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost, consisted of the following (dollars in thousands):

	December 31,
	2009	2008
Land	$2,549	$2,289
Buildings and improvements	11,720	11,358
Furniture, fixtures and equipment	22,902	21,786
Leasehold improvements	9,871	8,414

	47,042	43,847
Less accumulated depreciation and amortization	27,057	24,687

Construction in progress	84	120

	$20,069	$19,280

Depreciation and amortization included in occupancy and equipment expense totaled $2,668,000, $2,552,000, and $2,760,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2009	2008
Accrued interest receivable	$5,977	$6,669
Deferred tax assets	9,264	1,781
Prepaid taxes	645	3,343
Investment in limited partnerships	11,960	13,453
Federal Home Loan Bank stock, at cost	8,985	8,985
Cash surrender value of officer life insurance policies	30,069	28,353
Other	11,049	4,469

	$77,949	$67,053

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2009 in the amount of approximately $364,000. Such amounts are included in other liabilities on the consolidated balance sheet.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”).

The largest of these is the Company’s $8,985,000 investment in FHLB stock. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB. The balance normally fluctuates with the company’s level of borrowing; however, the FHLB has temporarily suspended their repurchase activities therefore the company’s FHLB stock investment could remain at current levels for an indeterminable period.

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2009	2008
Savings	$62,279	$55,373
Money market	165,097	146,896
NOW accounts	151,821	100,949
CDAR’s, Under $100,000	12,937	49,296
CDAR’s, $100,000 or more	129,194	63,364
Time, $100,000 or more	195,510	182,649
Time, Under $100,000	147,390	115,303
Brokered Deposits	28,000	115,500

	$892,228	$829,330

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS (Continued)

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2010	$499,604
2011	10,344
2012	1,592
2013	822
2014	161
Thereafter	508

$513,031

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Savings	$167	$200	$298
Money Market	1,886	2,556	4,078
NOW accounts	569	410	302
CDAR’s, under $100,000	363	3	430
CDAR’s, $100,000 or more	1,841	1,505	—
Time, $100,000 or more	2,136	4,672	7,225
Time, under $100,000	1,843	3,664	5,615
Brokered Deposits	1,235	2,441	3,781

	$10,040	$15,451	$21,729

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2009			2008
	Amount	Rate		Amount	Rate
As of December 31:
Repurchase agreements	$—	—		$24,419	0.39	%(¹)
Overnight Federal Home Loan Bank advances	—	—		24,500	0.05	%(²)
Federal Home Loan Bank advances	10,000	2.91	%(²)	35,000	1.33	%(²)

	$10,000			$83,919

(¹)	Variable Rate
(²)	Fixed Rate

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS (Continued)

The Company had fixed-rate, long-term debt of $20,000,000 with the Federal Home Loan Bank at December 31, 2009 which matures through 2013. The contractual maturities of long-term debt are as follows (dollars in thousands).

Year Ending December 31,	Amount	Weighted Average Rate
2011	5,000	3.36%
2012	10,000	3.65%
2013	5,000	3.93%

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $45,000,000 and $134,000,000 at December 31, 2009 and 2008, respectively, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2009 and December 31, 2008, respectively.

The Company had overnight borrowings of $0 and $24,500,000 outstanding from the Federal Home Loan Bank at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $174,771,000 secured by qualifying real estate loans and $191,000 secured by government agencies.

The Company enters into sales of securities under agreements to repurchase which generally mature within one day. Repurchase agreements totaled $0 and $24,419,000 at December 31, 2009 and 2008, respectively. The dollar amount of the GNMA Mortgage-Backed securities underlying the agreements are carried as investment securities available-for-sale. At December 31, 2009 and 2008, these securities had market values of $480,000 and $29,512,000 and amortized costs of $467,000 and $29,097,000, respectively.

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Federal:
Current	$6,922	$3,180	$8,054
Deferred	(6,620)	(684)	(451)

	302	2,496	7,603

State:
Current	2,431	1,308	3,366
Deferred	(2,125)	64	(208)

	306	1,372	3,158

	$608	$3,868	$10,761

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The components of the net deferred tax asset, included in other assets, are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$9,971	$6,346
Foreclosed assets	868	—
Deferred compensation	2,748	2,437
Accrued reserves	327	224
Other	1,476	991

Total deferred tax assets	15,390	9,998

Deferred tax liabilities:
Premises and equipment	(1,478)	(4,729)
Deferred Loan Costs	(2,263)	(2,315)
Unrealized gain on securities available-for-sale	(1,973)	(711)
Other	(412)	(462)

Total deferred tax liabilities	(6,126)	(8,217)

Net deferred tax assets	$9,264	$1,781

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax expense at Federal statutory rate	$3,338	$6,048	$11,124
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	505	1,122	2,110
Tax exempt income	(1,376)	(767)	(687)
Affordable housing tax credits	(1,674)	(1,698)	(1,485)
Other	(185)	(837)	(301)

	$608	$3,868	$10,761

Effective tax rate	6.4%	22.4%	33.9%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2006, 2007 and 2008 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2005, 2006, 2007 and 2008 are open to audit by the state authorities.

Recorded interest and penalties related to uncertain tax positions as part of income tax expense totaled $0, $(67) thousand, and $2 thousand for the years ended December 31, 2009, 2008, and 2007, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	SUBORDINATED DEBENTURES

Sierra Statutory Trust II, (“Trust II”) and Sierra Capital Trust III (“Trust III”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company’s Tier 1 capital on a pro forma basis. At December 31, 2009, $30,000,000 of trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 3.00% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 1.65% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

Leases

The Company leases certain of its branch facilities and administrative offices under non-cancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $1,322,000, $1,057,000 and $1,003,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Future minimum lease payments on non-cancelable operating leases are as follows:

Year Ending December 31,
2010	$1,279,000
2011	1,013,000
2012	927,000
2013	682,000
2014	546,000
Thereafter	3,904,000

$8,351,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2009 and 2008 were $41,612,000 and $9,863,000, respectively.

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

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2009	2008
Commitments to extend credit	$162,012	$177,230
Standby letters of credit	$10,071	$11,138
Commercial and similar letter of credit	$10,772	$10,098

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest. At December 31, 2009, the Company had $11,656,000 in fixed rate commitments and $150,356,000 in variable rate commitments. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party and are made at variable rates of interest. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Concentration in Real Estate Lending

At December 31, 2009, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 75% of the Company’s loans were real estate related. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

Share Repurchase Plan

At December 31, 2009, the Company had a stock repurchase plan which was effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be repurchased by the Company from time to time. That amount was supplemented by 250,000 on May, 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

During the year ended December 31, 2009, the company did not repurchase any shares, leaving 100,659 shares available for repurchase. Repurchases are generally made in the open market at market prices.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2009	2008	2007
Basic Earnings Per Share

Net income (dollars in thousands)	$8,928	$13,413	$21,022

Weighted average shares outstanding	10,343,502	9,607,184	9,700,048

Basic earnings per share	$.86	$1.40	$2.17

Diluted Earnings Per Share

Net income (dollars in thousands)	$8,928	$13,413	$21,022

Weighted average shares outstanding	10,343,502	9,607,184	9,700,048
Effect of dilutive stock options	71,582	172,473	344,867

Weighted average diluted shares outstanding	10,415,084	9,779,657	10,044,915

Diluted earnings per share	$.86	$1.37	$2.09

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the “1998 Plan”) for which shares were reserved for issuance to employees and directors under incentive and non-statutory agreements. The 1998 Plan was assumed by the Company effective August 10, 2001. The 1998 Plan covered a total of 2,763,684 shares of the Bank’s authorized and unissued common stock, of which two-thirds were reserved for the grant of options to full-time salaried officers and employees of the Company. The remaining one-third of the shares were available for grant to anyone eligible to participate in the 1998 Plan, including directors, officers and employees. The 1998 Plan requires that the option price may not be less than the fair market value of the stock at the date the option is granted, and that the option price must be paid in full at exercise. The options under the 1998 Plan expire on dates determined by the Board of Directors, but not later than ten years from the date of grant. The vesting period is determined by the Board of Directors and is generally five years. For participants with 10 years of service at the date of grant, options vest immediately. Effective May 23, 2007, the 1998 Plan was terminated and no further options may be granted thereunder, but the options granted and still outstanding under the 1998 Plan are not affected.

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

The maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends. This maximum number covers both restricted stock awards and stock options to be granted under the 2007 Plan, and is in addition to options covering 437,778 shares currently outstanding under the Company’s 1998 Plan at December 31, 2009.

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

A summary of the activity of the Plan follows (shares in thousands, except exercise price):

	2009			2008		2007
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	592	$17.11		750	$14.61	937	$12.17
Exercised	(12)	$7.69		(186)	$8.74	(237)	$7.85
Granted	194	$8.80		87	$19.29	78	$26.58
Canceled	(17)	$18.21		(59)	$14.98	(28)	$22.95

Outstanding, end of year	757	$15.11	216	592	$17.11	750	$14.61

Exercisable, end of year(2)	492	$14.84	216	412	$14.32	562	$11.15

(1)

The aggregate intrinsic value of a stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on changes in the market value of the Company’s stock.

(2)	The weighted average contractual life of stock options exercisable on December 31, 2009 was 4.8 years.

	2009	2008	2007
Total fair value of stock options vested	$216	$3,316	$7,937
Total intrinsic value of stock options exercised	$55	$2,009	$4,878

Cash received from the exercise of 12,200 shares was $94,000 for the period ended December 31, 2009 with a related tax benefit of $11,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

The Company is using the Black-Scholes model to value stock options. According to U.S. GAAP a charge of $250,000 is reflected in the Company’s income statement at December 31, 2009, as a pre-tax compensation and directors’ expense related to outstanding and unvested stock options. The related tax benefit of these options is $105,000 for the year ended December 31, 2009. Unamortized compensation, and directors expense on unvested stock options outstanding at December 31, 2009 was $369,000 and will be recognized in future periods over 4.9 years.

13.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. The Bank has informally committed to the FDIC and the DFI that it will maintain a Leverage Capital Ratio of at least 9%. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2009 and 2008. In addition, as of December 31, 2009 and 2008, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands).

	2009		2008
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$155,440	11.91%	$129,735	9.9%
Minimum requirement for “Well-Capitalized” institution	65,224	5.0%	65,416	5.0%
Minimum regulatory requirement	52,195	4.0%	52,333	4.0%

Bank of the Sierra	$148,952	11.44%	$118,999	9.1%
Minimum requirement for “Well-Capitalized” institution	65,127	5.0%	65,256	5.0%
Minimum regulatory requirement	52,101	4.0%	52,205	4.0%

Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$155,440	15.41%	$129,735	12.3%
Minimum requirement for “Well-Capitalized” institution	60,529	6.0%	63,073	6.0%
Minimum regulatory requirement	40,352	40%	42,049	4.0%

Bank of the Sierra	$148,952	14.78%	$118,999	11.4%
Minimum requirement for “Well-Capitalized” institution	60,467	6.0%	62,895	6.0%
Minimum regulatory requirement	40,312	4.0%	41,930	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$136,572	16.67%	$142,865	13.6%
Minimum requirement for “Well-Capitalized” institution	100,881	10.0%	105,122	10.0%
Minimum regulatory requirement	80,705	8.0%	84,098	8.0%

Bank of the Sierra	$161,689	16.04%	$132,129	12.6%
Minimum requirement for “Well-Capitalized” institution	100,779	10.0%	104,825	10.0%
Minimum regulatory requirement	80,623	8.0%	83,860	8.0%

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2009, the maximum amount available for dividend distribution under this restriction was approximately $15,987,000, less dividends actually paid by the Bank to the Company in 2009. The Bank has also informally committed to the FDIC and the DFI that it will obtain the prior written consent of both agencies prior to paying any cash dividends, although the Company has sufficient cash on hand to cover anticipated dividend payments to shareholders through the end of 2010 without supplemental dividends from the Bank.

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

In 2002, the Company entered into salary continuation agreements with certain executive officers and also established a retirement plan for members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $3,791,000 and $3,349,000, and was fully accrued for the years ended December 31, 2009 and 2008, respectively. The expense recognized under these arrangements totaled $514,000, $518,000, and $565,000 for the years ended December 31, 2009, 2008 and 2007, respectively. There were no Death Benefits paid to Directors’ beneficiaries each of the years ended December 31, 2009 and 2008, respectively. Benefits paid to former executives of the Company totaled $49,000 for each of the years ended December 31, 2009, 2008 and 2007.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS (Continued)

The Company also provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $288,000, $329,000 and $365,000, and was fully accrued for the years ended December 31, 2009, 2008, and 2007, respectively. Benefits paid to former executives of SNB under this plan totaled $67,000, for each of the years ended December 31, 2009, 2008, and 2007, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $27,872,000 and $26,776,000 at December 31, 2009 and 2008, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related expense was not material for the years ended December 31, 2009, 2008 and 2007. In connection with this plan, life insurance policies with cash surrender values totaling $2,196,000 and $1,577,000 at December 31, 2009 and 2008, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 50% in 2009, 50% in 2008 and 75% in 2007, respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $304,000, $329,000 and $509,000 to the Plan in 2009, 2008 and 2007, respectively.

15.	NON-INTEREST REVENUE

The major grouping of non interest revenue on the consolidated income statements includes several specific items: service charges on deposit accounts, gain on sale of loans, credit card fees, check card fees, (loss) gain on sales and calls of investment securities available for sale, and increase in cash surrender value of life insurance.

Non-interest revenue also includes one general category of other income of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Included in other income:
Loss on limited partnerships	$(1,443)	$(1,242)	$(985)
Gain on restricted stock	—	289	—
Dividends on Equity Investments	61	584	455
Rental income on leases	712	718	657
Other	1,457	1,909	1,922

Total other non-interest revenue	$787	$2,258	$2,049

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Professional fees	$6,122	$2,311	$2,393
Data processing	1,406	1,311	1,147
Advertising and promotion	1,872	2,289	1,722
Deposit services	2,188	1,759	2,094
Stationery and supplies	675	753	528
Telephone and data communication	1,107	968	915
Loan and credit card processing	2,787	1,252	816
Postage	501	469	559
Other	1,568	1,573	1,471

	$18,226	$12,685	$11,645

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance, beginning of year	$3,477	$1,648	$1,372

Disbursements	4,151	23,022	10,150
Amounts repaid	(4,127)	(21,193)	(9,874)
Deceased	(397)	—	—

Balance, end of year	$3,104	$3,477	$1,648

Undisbursed commitments to related parties	$1,147	$841	$1,533

Deposits from related parties held by the Bank at December 31, 2009 and 2008 amounted to $4,179,000 and $4,362,000 respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	OTHER COMPREHENSIVE INCOME

Other comprehensive income consisted of the following (dollars in thousands):

	Before Tax	Tax Expense	After Tax
For the Year Ended December 31, 2009

Other comprehensive income:
Unrealized holding gains	$4,104	$(1,726)	$2,378
Less: reclassification adjustment for net realized gains included in net income	1,099	(461)	638

Total other comprehensive income	$3,005	$(1,265)	$1,740

For the Year Ended December 31, 2008

Other comprehensive income:
Unrealized holding gains	$2,119	$(891)	$1,228
Less: reclassification adjustment for net realized gains included in net income	58	(24)	34

Total other comprehensive income	$2,061	$(867)	$1,194

For the Year Ended December 31, 2007

Other comprehensive income:
Unrealized holding gains	$2,504	$(1,052)	$1,452
Less: reclassification adjustment for net realized gains included in net income	14	(6)	8

Total other comprehensive income	$2,490	$(1,046)	$1,444

19.	FAIR VALUE

Fair value is defined by U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company used the following methods and significant assumptions to estimate fair values for each category of financial asset noted below:

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Investments Securities
Available-for-Sale	$1,361	$276,807	$—	$278,168
Loans Held for Sale	$376	$—	$—	$376

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Investments Securities
Available-for-Sale	$503	$242,909	$—	$243,412
Loans Held for Sale	$552	$—	$—	$552

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	FAIR VALUE (Continued)

Assets and liabilities measured at the lower of cost or fair value on a non-recurring basis are summarized below (dollars in thousands):

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$71,207	$12,611	$83,818
Foreclosed Assets	$—	$25,594	$1,060	$25,654

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$25,119	$3,342	$28,461
Foreclosed Assets	$—	$7,127	$—	$7,127

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $95,248,000 and $29,786,000, a valuation allowance of $11,430,000 and $1,325,000, resulting in additional provision for loan losses of $9,702,000 and $1,325,000 for the periods ending December 31, 2009, and 2008, respectively.

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2009 and 2008:

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

	December 31, 2009		December 31, 2008
	(Dollars in thousands)
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$66,234	$66,234	$51,510	$51,510
Investment securities available for sale	278,168	278,168	243,413	243,413
Loans and leases, net	860,251	883,115	930,181	993,287
Cash surrender value of life insurance policies	30,069	30,069	28,353	28,353
Other investments	9,361	9,361	9,361	9,361
Investment in limited partnership	11,960	11,960	13,453	13,453
Accrued interest receivable	5,977	5,977	6,669	6,669

Financial liabilities:
Deposits	$1,125,432	$1,125,917	$1,061,498	$982,230
Short-term borrowings	0	0	83,919	84,010
Long-term borrowings	30,000	30,947	30,000	31,033
Subordinated debentures	30,928	15,310	30,928	16,707
Limited partnership capital commitment	969	969	1,800	1,800
Accrued interest payable	1,185	1,185	1,520	1,520

Off-balance-sheet financial instruments:
Commitments to extend credit	$162,012	$162,012	$177,230	$177,230
Standby letters of credit	10,071	10,071	11,138	11,138
Commercial lines of credit	10,772	10,772	10,098	10,098

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
ASSETS
Cash and due from banks	$4,622	$8,678
Investment in bank subsidiary	157,989	126,063
Investment in Trust subsidiaries	928	928
Investment in other securities	1,361	1,768
Other assets	686	458

Total assets	$165,586	$137,895

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Other liabilities	$178	$167
Subordinated debentures	30,928	30,928

Total liabilities	31,106	31,095

Shareholders’ equity:
Common stock	41,371	20,891
Retained earnings	90,390	84,930
Accumulated other comprehensive income (loss), net of taxes	2,719	979

Total shareholders’ equity	134,480	106,800

Total liabilities and shareholders’ equity	$165,586	$137,895

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Income:
Dividends declared by bank subsidiary – eliminated in consolidation	$968	$18,517	$12,021
Other operating income	61	30	—

Total income	1,029	18,547	12,021

Expenses:
Interest on subordinated debentures	915	1,644	2,281
Other expenses	775	964	607

Total expenses	1,690	2,608	2,888

Income before income taxes	(661)	15,939	9,133
Income tax benefit	(670)	(1,074)	(1,221)

Income before equity in undistributed income of subsidiary	9	17,013	10,354
Equity in (distributed) undistributed income of subsidiary	8,919	(3,600)	10,668

Net income	$8,928	$13,413	$21,022

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$8,928	$13,413	$21,022
Adjustments to reconcile net income to net cash provided by operating activities:
Distributed (undistributed) income of subsidiary	(8,919)	3,600	(10,668)
(Increase)/decrease in other assets	(228)	184	490
Increase/(decrease) in other liabilities	184	59	(141)
Tax benefit from equity based compensation	11	613	1,689

Net cash provided by operating activities	(24)	17,869	12,393

Cash flows from investing activities:
Purchases of investment securities available for sale	—	(2,699)	—
Payments for investments in and advances to Subsidiaries	(20,434)	—	—

Net cash used in investing activities	(20,434)	(2,699)	—

Cash flows from financing activities:
Proceeds from exercise of stock options	20,375	—	—
Common stock repurchase and retirement	—	(2,080)	(11,293)
Stock options exercised	94	1,627	1,845
Dividends paid	(4,067)	(6,536)	(6,021)

Net cash provided by/(used in) financing activities	16,402	(6,989)	(15,470)

Net (decrease)/increase in cash and cash equivalents	(4,056)	8,181	(3,077)

Cash and cash equivalents, beginning of year	8,678	497	3,574

Cash and cash equivalents, end of year	$4,622	$8,678	$497

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2009 and 2008 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2009 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$17,552	$17,024	$17,869	$17,701
Interest expense	2,305	2,703	3,269	3,900

Net interest income	15,247	14,321	14,600	13,801

Provision for loan and lease losses	3,598	10,473	3,902	3,601
Non-interest income	4,043	5,558	4,238	3,440
Non-interest expense	11,197	10,741	11,987	10,213

Net income before taxes	4,495	(1,335)	2,949	3,427

Provision for taxes	961	(1,441)	356	732

Net income	$3,534	$106	$2,593	$2,695

Diluted earnings per share	$.30	$.01	$.27	$.28
Cash dividend per share	$.10	$.10	$.10	$.10

	2008 Quarter Ended
	December 31,	September 30,	June 30,	March 31,
Interest income	$17,923	$20,082	$19,454	$20,479
Interest expense	4,547	5,009	5,237	6,536

Net interest income	13,376	15,073	14,217	13,943

Provision for loan and lease losses	13,636	900	2,650	2,270
Non-interest income	3,631	4,345	3,844	4,167
Non-interest expense	8,151	10,313	8,853	8,542

Net income before taxes	(4,780)	8,205	6,558	7,298

Provision for taxes	(2,897)	2,433	1,994	2,338

Net income	$(1,883)	$5,772	$4,564	$4,960

Diluted earnings per share	$(.19)	$.59	$.47	$.51
Cash dividend per share	$.17	$.17	$.17	$.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company’s) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the three years in the period ended December 31, 2009, and our report dated March 11, 2010 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 11, 2010

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2010 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2009 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item will be set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm – Fees” in the Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (4)
10.3	Salary Continuation Agreement for James C. Holly (4)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)
10.5	Split Dollar Agreement for Kenneth R. Taylor (6)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (6)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (6)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (6)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (6)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (6)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (6)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (6)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank National Association, as Trustee, and Sierra Bancorp, as Issuer (7)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (7)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (8)
10.19	2007 Stock Incentive Plan (9)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (10)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)
11	Statement of Computation of Per Share Earnings (11)
21	Subsidiaries of Sierra Bancorp (12)
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(4)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.
(12)	Filed as Exhibit 21 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

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

Dated: March 12, 2010	SIERRA BANCORP, a California corporation

	By:	/s/ James C. Holly
James C. Holly President & Chief Executive Officer

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor Executive Vice President, Chief Financial Officer & Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra Albert L. Berra	Director	March 12, 2010

/s/ Robert L. Fields Robert L. Fields	Director	March 12, 2010

/s/ James C. Holly James C. Holly	President, Chief Executive Officer, & Director	March 12, 2010

/s/ Vincent L. Jurkovich Vincent L. Jurkovich	Director	March 12, 2010

/s/ Lynda B. Scearcy Lynda B. Scearcy	Director	March 12, 2010

/s/ Morris A. Tharp Morris A. Tharp	Chairman of the Board	March 12, 2010

/s/ Gordon T. Woods Gordon T. Woods	Director	March 12, 2010

/s/ Kenneth R. Taylor Kenneth R. Taylor	Executive Vice President, Chief Financial Officer & Chief Accounting Officer	March 12, 2010