Form 10-Q
period 2010-03-31
SIERRA BANCORP
filed 2010-05-06
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Common stock, no par value, 11,645,781 shares outstanding as of April 30, 2010

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Cash and due from banks	$41,687	$34,308
Interest-bearing deposits in banks	325	31,926

Total Cash & Cash Equivalents	42,012	66,234
Investment securities available for sale	295,450	278,168
Loans and leases:
Gross loans and leases	872,211	884,606
Allowance for loan and lease losses	(24,096)	(23,715)
Deferred loan and lease fees, net	(572)	(640)

Net Loans and Leases	847,543	860,251
Premises and equipment, net	19,905	20,069
Other assets	110,340	110,827

TOTAL ASSETS	$1,315,250	$1,335,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$247,551	$233,204
Interest bearing	860,449	892,228

Total Deposits	1,108,000	1,125,432
Federal funds purchased and repurchase agreements	—	—
Short-term borrowings	11,150	10,000
Long-term borrowings	15,000	20,000
Other liabilities	13,247	14,709
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,178,325	1,201,069

SHAREHOLDERS’ EQUITY
Common stock, no par value; 24,000,000 shares authorized; 11,633,046 and 11,620,491 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	41,452	41,371
Additional paid in capital	1,285	1,248
Retained earnings	90,783	89,142
Accumulated other comprehensive income	3,405	2,719

TOTAL SHAREHOLDERS’ EQUITY	136,925	134,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,315,250	$1,335,549

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2010	For the Quarter Ended March 31, 2009

Interest income:
Interest and fees on loans	$13,578	$14,979
Interest on investment securities:
Taxable	2,108	2,098
Tax-exempt	644	588
Interest on Federal funds sold and interest-bearing deposits	17	36

Total interest income	16,347	17,701
Interest expense:
Interest on deposits	1,658	3,243
Interest on short-term borrowings	38	134
Interest on long-term borrowings	176	241
Interest on manditorily redeemable trust preferred securities	175	282

Total interest expense	2,047	3,900
Net Interest Income	14,300	13,801
Provision for loan losses	3,400	3,601

Net Interest Income after Provision for Loan Losses	10,900	10,200
Non-interest revenue:
Service charges on deposit accounts	2,703	2,629
Gains on investment securities available-for-sale	—	66
Other	1,158	745

Total other operating income	3,861	3,440
Other operating expense:
Salaries and employee benefits	5,779	5,060
Occupancy expense	1,740	1,655
Other	4,654	3,498

Total other operating expenses	12,173	10,213

Income before income taxes	2,588	3,427
Provision for income taxes	249	732

Net Income	$2,339	$2,695

PER SHARE DATA
Book value	$11.77	$11.29
Cash dividends	$0.06	$0.10
Earnings per share basic	$0.20	$0.28
Earnings per share diluted	$0.20	$0.28
Average shares outstanding, basic	11,630,773	9,675,846
Average shares outstanding, diluted	11,693,589	9,752,425

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$2,339	$2,695
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	(24)	(6)
Loss on disposal of fixed assets	108	5
Loss on sale on foreclosed assets	10	28
Writedown on foreclosed assets	267	(518)
Share-based compensation expense	38	40
Provision for loan losses	3,400	3,601
Depreciation and amortization	743	792
Net amortization on securities premiums and discounts	581	7
Increase in unearned net loan fees	(68)	(214)
Increase in cash surrender value of life insurance policies	(420)	(106)
Proceeds from sales of loans held for sale	1,968	(651)
Net decrease in loans held-for-sale	(140)	—
Decrease in interest receivable and other assets	644	849
Decrease in other liabilities	(1,460)	(300)
Excess tax benefit from share-based payment arrangements	7	—

Net cash provided by operating activities	7,993	6,222

Cash flows from investing activities:
Maturities of securities available for sale	2,147	537
Proceeds from sales/calls of securities available for sale	1,375	498
Purchases of securities available for sale	(36,386)	(5,873)
Principal paydowns on securities available for sale	16,442	9,745
Decrease (increase) in loans receivable, net	5,836	(3,138)
Purchases of premises and equipment, net	(538)	(401)
Proceeds from sales of foreclosed assets	808	—

Net cash (used in) provided by investing activities	(10,316)	1,368

Cash flows from financing activities:
(Decrease) increase in deposits	(17,432)	33,511
Decrease in borrowed funds	(3,850)	(54,500)
Increase in repurchase agreements	—	380
Cash dividends paid	(698)	(968)
Stock options exercised	81	38

Net cash used in financing activities	(21,899)	(21,539)

Decrease in cash and cash equivalents	(24,222)	(13,949)
Cash and Cash Equivalents
Beginning of period	66,234	51,510

End of period	$42,012	$37,561

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts and submit certain loan applications online. The Bank’s newest “brick and mortar” branch opened in March 2010 in the city of Farmersville, and prior to that we established a second branch in the City of Tulare in October 2009. In addition, we have plans for a branch in Selma that should be ready to open by the first quarter of 2011, and we are investigating the possibility of purchasing a pre-existing branch building in another location which could open in the same time frame if the location is determined to be suitable. In addition to our branches, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at eight different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. In preparing the accompanying consolidated financial statements, management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2009 have been reclassified to be consistent with the reporting for 2010. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In February 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This update added disclosure requirements for significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010. The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition. An additional requirement of this ASU is that activity within Level 3, including purchases, sales, issuances, and settlements, be presented on a gross basis rather than as a net number as currently permitted. This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011. As this provision amends only the disclosure requirements for fair value measurements, the adoption will have no impact on the Company’s statements of income and condition.

In June 2009, the FASB issued an accounting standard regarding The FASB Accounting Standards Codification™ (“Codification” or “ASC”) that has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification became effective for all interim and annual reporting periods ending after September 15, 2009, and superseded all preexisting non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard, incorporated into ASC topic 810, Consolidation, that seeks to improve financial reporting by companies involved with variable interest entities. Also addressed under this standard are concerns about the application of certain key provisions, including those in which the accounting and disclosures do not always provide timely and useful information about a company’s involvement in a variable interest entity. The standard requires a company to perform analyses to determine if its variable interest(s) give it a controlling financial interest in a variable interest entity. These analyses identify the primary beneficiary of the a variable interest entity as the company that has both of the following characteristics: (a) the power to direct the activities of a variable interest entity that most significantly impact the company’s economic performance; and, (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. This standard is effective for all annual and interim reporting periods beginning after November 15, 2009, with earlier application prohibited. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued an accounting standard which was incorporated into ASC topic 860, Transfers and Servicing. This standard seeks to improve the relevance, representational faithfulness and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Company was required to adopt this standard for all interim and annual reporting periods beginning after November 15, 2009. The adoption of this standard did have a material impact on the Company’s financial statements.

In December 2008, the FASB issued an accounting standard which was subsequently incorporated into ASC topic 715, Compensation – Retirement Benefits. This standard provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. It seeks to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the inputs and valuations techniques used to measure the fair value of those assets, the effect of fair value measurements using unobservable inputs on changes in plan assets during a reporting period, and significant concentrations of risk within plan assets. The Company was required to adopt this standard no later than January 1, 2010. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance that was subsequently incorporated into ASC Topic 260, Earnings per Share, which addresses whether certain unvested equity-based awards constitute participating securities and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. This guidance became effective for the Company on January 1, 2010, and beginning with this report all of our earnings per share calculations take the new guidance into account. The adoption of this standard has not affected the Company’s financial condition, results of operations or cash flows, and because we do not have any participating securities, it did not impact current or prior period earnings per share.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2010 and 2009, cash paid for interest due on interest-bearing liabilities was $2.5 million and $4.3 million, respectively. There was $2.3 million in cash paid for income taxes during the three months ended March 31, 2010, and no cash paid for income taxes during the three months ended March 31, 2009. Assets totaling $2.9 million and $1.3 million were acquired in the settlement of loans for the three months ended March 31, 2010 and March 31, 2009, respectively, while $690,000 in foreclosed assets were sold during the first three months of 2010 relative to $471,000 sold during the first three months of 2009. There were no loans extended to finance the sale of other real estate during the three months ended March 31, 2010 or the three months ended March 31, 2009.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 397,498 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of March 31, 2010 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarters of 2009, 2008, and 2007, and the number available for grant as of March 31, 2010 was 1,171,520. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $38,000 was reflected in the Company’s income statement during the first quarter of 2010 and $40,000 was charged during the first quarter of 2009, as compensation expense related to outstanding and unvested stock options.

Note 6 – Earnings Per Share

Earnings per share as presented in the Consolidated Statements of Income is computed based on the weighted average number of shares outstanding during each period. There were 11,630,773 weighted average shares outstanding during the first quarter of 2010, relative to 9,675,846 during the first quarter of 2009. The majority of the increase is from 1,935,000 shares of common stock issued in a private placement on August 28, 2009, however common shares issued pursuant to stock option exercises also added a small number of shares.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of all options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2010, the dilutive effect of options outstanding calculated under the treasury stock method totaled 62,816, which was added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2009, shares totaling 76,579 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

Comprehensive Income

(dollars in thousands, unaudited)	For the Three-Month Period Ended March 31,
	2010	2009
Net Income	$2,339	$2,695
Other comprehensive income:
Unrealized holding gain	1,184	2,230
Less: reclassification adjustment	—	66

Pre-tax other comprehensive inc/(loss)	1,184	2,164
Less: tax impact of above	498	910

Net other comprehensive income	686	1,254

Comprehensive income	$3,025	$3,949

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

	March 31, 2010	December 31, 2009
Commitments to extend credit	$159,728	$162,012
Standby letters of credit	$9,657	$10,071
Commercial letters of credit	$10,767	$10,772

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

Fair value measurements and disclosure standards also establish a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Further, they establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair value:

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

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the factors that market participants would consider in pricing an asset or liability.

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at March 31, 2010 and December 31, 2009:

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

•

Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms to borrowers of comparable creditworthiness. Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount the purchasers have committed to purchase the loan. The carrying amount of accrued interest receivable approximates its fair value.

•	Cash surrender value of life insurance policies: The fair values are based on current cash surrender values at each reporting date provided by the insurers.

•

Investment in limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner.

•	Other investments: Included in other assets are certain long-term investments carried at cost, which approximates estimated fair value.

•

Deposits: The fair values for demand deposits and other non-maturity deposits are, by definition, equal to the amount payable on demand at the reporting date represented by their carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•

Short-term borrowings: The carrying amounts of federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days approximate their fair values. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•

Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using projected cash flow analyses discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: The fair value of subordinated debentures was determined based on the current market value for like kind instruments of a similar maturity and structure.

•

Limited partnership capital commitments: The fair value of capital commitments to WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are assumed to be the same as their book values.

•

Commitments to extend credit and letters of credit: Commitments to extend credit are primarily for adjustable rate loans. Commitments to fund fixed rate loans and letters of credit, where such exist, are also at rates which approximate market rates at each reporting date. Thus, if funded, the carrying amounts would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not these commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments at March 31, 2010 and December 31, 2009 are as follows:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$42,012	$42,012	$66,234	$66,234
Investment securities available for sale	$295,450	$295,450	$278,168	$278,168
Loans and leases, net	$847,543	$870,281	$860,251	$883,115
Cash surrender value of life ins. policies	$30,489	$30,489	$30,069	$30,069
Other investments	$9,361	$9,361	$9,361	$9,361
Investments in limited partnerships	$11,641	$11,641	$11,960	$11,960
Accrued interest receivable	$5,568	$5,568	$5,977	$5,977

Financial liabilities:
Deposits	$1,108,000	$1,108,330	$1,125,432	$1,125,917
Overnight borrowings	$6,150	$6,150	$0	$0
Term borrowings	$20,000	$20,922	$30,000	$30,947
Subordinated debentures	$30,928	$15,427	$30,928	$15,310
Limited partnership capital commitment	$848	$848	$969	$969
Accrued interest payable	$728	$728	$1,185	$1,185

	Notional Amount		Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$159,728		$162,012
Standby letters of credit	$9,657		$10,071
Commercial letters of credit	$10,767		$10,772

For each category of financial assets that were actually reported at fair value under the fair value option at March 31, 2010, the Company used the following methods and significant assumptions:

•

Investment Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the their relationship to other benchmark quoted securities, without relying exclusively on quoted prices for the specific securities.

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

Assets and liabilities reported at fair value on a recurring basis are summarized below:

(dollars in thousands, unaudited)	Fair Value Measurements at March 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$—	$295,450	$—	$295,450
Loans held for Sale	$140	$—	$—	$140

	Fair Value Measurements at December 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Available for Sale Securities	$1,361	$276,807	$—	$278,168
Loans held for Sale	$376	$—	$—	$376

Assets and liabilities reported at the lower of cost or fair value on a non-recurring basis are summarized below:

(dollars in thousands, unaudited)	Fair Value Measurements at March 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$55,689	$15,807	$71,496
Foreclosed Assets	$—	$3,383	$22,922	$26,305

	Fair Value Measurements at December 31, 2009, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$—	$71,207	$12,611	$83,818
Foreclosed Assets	$—	$25,594	$1,060	$26,654

Our total investment in impaired loans was $83.7 million at March 31, 2010, with a valuation allowance of $12.2 million. Impaired loans totaling approximately $26.1 million did not require any valuation allowance because the fair value of the collateral or the net present value of anticipated cash flows sufficiently exceeded the carrying value of those loans, thus the total valuation allowance is applicable to remaining impaired loans having a carrying value of $57.6 million. Interest recognized on impaired loans totaled $646,016 for the first quarter of 2010.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2010 compared to First Quarter 2009

Net income for the quarter ended March 31, 2010 was $2.3 million, a drop of 13% when compared to net income of $2.7 million for the quarter ended March 31, 2009. Basic and diluted earnings per share for the first quarter of 2010 were $0.20, compared to $0.28 basic and diluted earnings per share for the first quarter of 2009. The Company’s annualized return on average equity was 6.97% and annualized return on average assets was 0.72% for the quarter ended March 31, 2010, compared to a return on equity of 10.03% and return on assets of 0.83% for the quarter ended March 31, 2009. The primary drivers behind the variance in net income are as follows:

•	Net interest income increased $499,000, or 4%, due to a 22 basis point improvement in our net interest margin that was partially offset by a $10 million drop in average earning assets.

•

We provided $3.4 million for loan losses in the first quarter of 2010 relative to $3.6 million in the first quarter of 2009, a reduction of $201,000, or 6%. Actual net loan charge-offs declined by $495,000, or 14%, for the relative periods.

•

Total non-interest revenue increased by $421,000, or 12%, due primarily to higher income on bank-owned life insurance related to deferred compensation plans and a drop in costs associated with low-income housing tax credit investments (which are accounted for as a reduction in income).

•

Total other operating expense increased by $2.0 million, or 19%. Salaries and benefits were up by $719,000, or 14%, and we also experienced substantial increases in FDIC assessments and costs associated with foreclosed assets, including OREO write-downs.

•

The Company’s income tax accrual rate in the first quarter of 2010 was 10%, relative to 21% in the first quarter of 2009. The tax accrual rate in 2010 is relatively low in comparison to prior years due to lower taxable income, higher levels of tax-exempt interest income and BOLI income, and a high level of tax credits relative to taxable income.

FINANCIAL CONDITION SUMMARY

March 31, 2010 relative to December 31, 2009

The Company’s assets totaled $1.315 billion at March 31, 2010, a drop of more than $20 million relative to total assets of $1.336 billion at December 31, 2009. The most significant characteristics of, and changes in, the Company’s balance sheet during the first quarter of 2010 are outlined below:

•

Total assets dropped despite an increase of $17 million, or 6%, in investment securities, due to a reduction in interest-bearing deposits in banks (primarily the Federal Reserve Bank) and lower loan and lease balances. Gross loan and lease balances were down by $12 million, or 1%, mainly because of runoff and relatively weak loan origination activity.

•

Total nonperforming assets increased by $5 million, or 7%, to $78 million at March 31, 2010. Much of the increase was centered in two large loans, a commercial real estate loan and a commercial loan, that were placed on non-accrual status in the first quarter. Nonperforming assets were 8.68% of total loans plus foreclosed assets at March 31, 2010 and 7.98% at December 31, 2009.

•

As of March 31, 2010, our allowance for loan and lease losses was 2.76% of total loans, relative to 2.68% at December 31, 2009. Because of the increase in nonperforming loans, however, the allowance fell to 47% of nonperforming loans at March 31, 2010, from 50% at December 31, 2009.

•

Total deposits declined by $17 million, or 2%, although core non-maturity deposits were up by $51 million, or 8%. Customer-sourced time deposits declined by a total of $56 million, or 11%, due primarily to the fact that we have managed down balances from larger depositors to reduce our exposure to potential single-customer withdrawals. We were also able to let $13 million in wholesale-sourced brokered deposits and $4 million in FHLB borrowings roll off as the result of the increase in total deposits and the overall decline in funding needs.

•

Due to an increase in capital and reduction in assets, our capital ratios continued to strengthen in the first quarter of 2010. At March 31, 2010, our total risk-based capital ratio was 17.04%, our tier one risk-based capital ratio was 15.78%, and our tier one leverage ratio was 11.95%.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the first quarter of 2010 relative to the first quarter of 2009, net interest income increased by $499,000, or 4%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Average Balances and Rates table shows the average balance of each significant balance sheet category and the amount of interest income or interest expense associated with that category for the comparative quarters. The table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and the net interest margin.

Average Balances and Rates

	For the Quarter Ended March 31, 2010 (a) (b) (f)			For the Quarter Ended March 31, 2009 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$22,107	$17	0.31%	$12,022	$36	1.21%
Taxable	221,884	2,108	3.85%	181,687	2,098	4.68%
Non-taxable	64,280	644	4.06%	58,650	588	4.07%
Equity	1,519	—	0.00%	1,601	—	0.00%

Total Investments	309,790	2,769	4.08%	253,960	2,722	4.85%

Loans and Leases:(c) (e)
Agricultural	9,672	120	5.03%	12,809	174	5.51%
Commercial	119,125	1,754	5.97%	138,718	2,024	5.92%
Real Estate	626,876	10,408	6.73%	667,750	11,173	6.79%
Consumer	54,713	1,123	8.32%	65,493	1,351	8.37%
Direct Financing Leases	12,183	173	5.76%	16,980	257	6.14%
Other	51,661	—	0.00%	38,184	—	0.00%

Total Loans and Leases	874,230	13,578	6.30%	939,934	14,979	6.46%

Total Interest Earning Assets (e)	1,184,020	16,347	5.72%	1,193,894	17,701	6.12%

Other Earning Assets	9,361			9,361
Non-Earning Assets	127,584			109,167

Total Assets	$1,320,965			$1,312,422

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$160,549	$384	0.97%	$102,275	$90	0.36%
Savings Accounts	65,090	36	0.22%	57,497	41	0.29%
Money Market	175,332	252	0.58%	145,861	558	1.55%
CDAR’s	114,247	263	0.93%	116,099	659	2.30%
Certificates of Deposit < $100,000	144,595	320	0.90%	115,348	588	2.07%
Certificates of Deposit ≥ $100,000	194,305	306	0.64%	198,983	648	1.32%
Brokered Deposits	21,200	97	1.86%	119,477	659	2.24%

Total Interest Bearing Deposits	875,318	1,658	0.77%	855,540	3,243	1.54%
Borrowed Funds:
Federal Funds Purchased	3	—	0.00%	648	—	0.00%
Repurchase Agreements	—	—	0.00%	24,328	17	0.28%
Short Term Borrowings	9,396	38	1.64%	22,458	117	2.11%
Long Term Borrowings	19,222	176	3.71%	28,111	241	3.48%
TRUPS	30,928	175	2.29%	30,928	282	3.70%

Total Borrowed Funds	59,549	389	2.65%	106,473	657	2.50%

Total Interest Bearing Liabilities	934,867	2,047	0.89%	962,013	3,900	1.64%

Demand Deposits	237,609			226,351

Other Liabilities	12,454			15,050

Shareholders’ Equity	136,035			109,008
Total Liabilities and Shareholders’ Equity	$1,320,965			$1,312,422

Interest Income/Interest Earning Assets			5.72%			6.12%
Interest Expense/Interest Earning Assets			0.70%			1.32%

Net Interest Income and Margin(d)		$14,300	5.02%		$13,801	4.80%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $(39) thousand and $42 thousand for the quarters ended March 31, 2010 and 2009.
Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

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

Volume & Rate Variances

	Quarter Ended March 31, 2010 over 2009

	Increase (decrease) due to
(dollars in thousands)	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$30	$(49)	$(19)
Taxable	$464	$(454)	10
Non-taxable(1)	$56	—	56
Equity	$—	—	—

Total Investments	550	(503)	47

Loans and Leases:
Agricultural	(43)	(11)	(54)
Commercial	(286)	16	(270)
Real Estate	(684)	(81)	(765)
Consumer	(222)	(6)	(228)
Direct Financing Leases	(73)	(11)	(84)
Other	—	—	—

Total Loans and Leases	(1,308)	(93)	(1,401)

Total Interest Earning Assets	(758)	(596)	(1,354)

Liabilities
Interest Bearing Deposits:
NOW	51	243	294
Savings Accounts	5	(10)	(5)
Money Market	113	(419)	(306)
CDAR’s	(11)	(385)	(396)
Certificates of Deposit < $100,000	149	(417)	(268)
Certificates of Deposit ≥ $100,000	(15)	(327)	(342)
Brokered Deposits	(542)	(20)	(562)

Total Interest Bearing Deposits	(250)	(1,335)	(1,585)

Borrowed Funds:
Federal Funds Purchased	—	—	—
Repurchase Agreements	(17)	—	(17)
Short Term Borrowings	(68)	(11)	(79)
Long Term Borrowings	(76)	11	(65)
TRUPS	—	(107)	(107)

Total Borrowed Funds	(161)	(107)	(268)

Total Interest Bearing Liabilities	(411)	(1,442)	(1,853)

Net Interest Margin/Income	$(347)	$846	$499

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the pure volume variance for the first quarter of 2010 relative to the first quarter of 2009 was negative $347,000, due mainly to the fact that average interest-earning assets were $10 million lower in the first quarter of 2010.

The negative volume variance was exacerbated by balance movement within assets, where we experienced loan runoff as well as migration out of relatively high-yielding real estate loans into non-accruing loans and OREO. The average balance of investments increased $56 million, but our investment yields are significantly lower than our aggregate loan yields. The unfavorable shift in average asset balances was partially offset by favorable changes among average interest-bearing liability categories, which experienced movement from FHLB borrowings and wholesale-sourced brokered deposits into lower-cost customer deposits.

The rate variance was a favorable $846,000, due primarily to a drop of 75 basis points in our cost of interest-bearing liabilities, relative to a decline of only 40 basis point in our yield on interest-earning assets. There hasn’t been a significant change in market interest rates during the past year, but funding costs dropped due to an easing of competitive pressures on money market and time deposit rates, and our yield on earning assets was down mainly because of the addition of shorter-term, lower-yielding investment securities. The favorable rate variance would have been even greater if not for our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the first quarter of 2009, which is the base period for the rate variance calculation, was $232 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Net interest reversals totaling $285,000 for the first quarter of 2010 and $265,000 for the first quarter of 2009 had an unfavorable impact on loan yields for both comparative quarters.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 5.02% in the first quarter of 2010, an increase of 22 basis points relative to the first quarter of 2009. The positive impact of higher core deposits and lower deposit rates on our net interest margin was partially offset by negative factors, including a larger average balance of non-performing assets and a slightly higher level of net interest reversals.

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

The Company’s provision for loan losses was reduced by $201,000, or 6%, in the first quarter of 2010 relative to the first quarter of 2009. The loan loss provision for both periods includes reserve replenishment subsequent to loan charge-offs, as well as the enhancement of specific reserves for impaired loans. Net loans charged off in the first quarter of 2010 were $3.0 million versus a total of $3.5 million in the first quarter of 2009, while nonperforming loans increased by $5 million in the first quarter of 2010 relative to an increase of $15 million in the first quarter of 2009. The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the first quarter of 2010 relative to the first quarter of 2009:

Non Interest Income/Expense

	For the Quarter Ended March 31,

(dollars in thousands, unaudited)	2010	% of Total	2009	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,703	70.01%	$2,629	76.43%
Other service charges, commissions & fees	830	21.50%	620	18.02%
Gains on sales of loans	24	0.62%	6	0.17%
Gains on securities	—	0.00%	66	1.92%
Loan servicing income	9	0.23%	11	0.32%
Bank owned life insurance	370	9.58%	106	3.08%
Other	(75)	-1.94%	2	0.06%

Total non-interest income	3,861	100.00%	3,440	100.00%
As a % of average interest-earning assets (2)		1.32%		1.17%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	5,779	47.47%	5,060	49.54%
Occupancy costs
Furniture & equipment	668	5.49%	668	6.54%
Premises	1,072	8.80%	987	9.67%
Advertising and marketing costs	522	4.29%	470	4.60%
Data processing costs	380	3.12%	319	3.12%
Deposit services costs	684	5.62%	557	5.45%
Loan services costs
Loan processing	140	1.15%	164	1.61%
Foreclosed assets	639	5.25%	316	3.09%
Credit card	—	0.00%	—	0.00%
Other operating costs
Telephone & data communications	282	2.32%	339	3.32%
Postage & mail	142	1.17%	126	1.23%
Other	241	1.98%	282	2.76%
Professional services costs
Legal & accounting	336	2.76%	360	3.53%
Other professional service	969	7.96%	363	3.56%
Stationery & supply costs	212	1.74%	148	1.45%
Sundry & tellers	107	0.88%	54	0.53%

Total non-interest Expense	$12,173	100.00%	$10,213	100.00%

As a % of average interest-earning assets (2)		4.17%		3.47%
Efficiency Ratio (1)	64.66%		58.09%

(1)	Tax Equivalent

(2)	Annualized

The Company’s results reflect an increase of $421,000, or 12%, in total non-interest income for the first quarter of 2010 relative to the first quarter of 2009. The increase is due mainly to a higher level of BOLI income and a drop in costs associated with low-income housing tax credit investments (which are accounted for as a reduction in income), as discussed in greater detail below. The increase would have been greater, if not for a non-recurring $66,000 recovery on a previously charged-off investment in a title insurance holding company which is included in gains on securities for the first quarter of 2009. Total other operating income increased to an annualized 1.32% of average interest-earning assets in the first quarter of 2010, from 1.17% of average earning assets in the first quarter of 2009.

For the quarter, the principal component of non-interest income, service charges on deposit accounts, increased by $74,000, or 3%, due to an increase of $70 million, or 21%, in average transaction account balances. However, service charges, which largely consist of returned item and overdraft fees, declined as a percentage of average transaction account balances since our customers appear to be increasingly careful in managing their deposit accounts. It is expected that service charges could drop even further as a percentage of transaction account balances, when new consumer legislation requiring customer opt-in for point-of-sale overdrafts becomes effective in the third quarter of 2010.

Other service charges, commissions, and fees increased by $210,000, or 34%, for the comparative first quarters, largely as the result of a $156,000 decline in pass-through operating costs associated with our investment in low-income housing tax credit funds, which are netted against non-interest income. Also included in the line item for other service charges, commissions, and fees are debit card point-of-sale interchange fees, which were up $98,000, or 24%, for the quarter due to an increase in the number of active cards outstanding and increased per-card usage, although a $35,000 drop in dividends on restricted stock partially offset the aforementioned favorable variances.

Gains on loan sales and loan servicing income were not material in the first quarters of 2010 or 2009. As noted above, there were no gains on securities in the first quarter of 2010, and the gain on investments in the first quarter of 2009 represents a $66,000 recovery on our previously charged-off investment in a title insurance holding company.

Bank-owned life insurance (BOLI) income increased by $264,000, or 249%, in the first quarter of 2010 relative to the first quarter of 2009. To understand the reason for the variance, one needs to distinguish between the two basic types of BOLI owned by the Company: “general account,” and “separate account.” At March 31, 2010, the Company had $28.1 million invested in single-premium general account BOLI. Income from our general account BOLI is typically fairly consistent with an interest credit rate that does not change frequently, although the interest credit rate increased slightly as the result of policy exchanges in the first and third quarters of 2009. Income from general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition to general account BOLI, the Company had $2.4 million invested in separate account BOLI at March 31, 2010, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Aggregate BOLI income increased mainly because of $112,000 in gains on separate account BOLI in the first quarter of 2010 relative to $142,000 in losses in the first quarter of 2009, which resulted in a swing in separate account BOLI income of $254,000. These gains and losses are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that also effectively offset losses on separate account BOLI.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was $77,000 lower in the first quarter of 2010 than in the first quarter of 2009, due mainly to $105,000 in losses incurred upon the disposition of equipment that was acquired subsequent to the termination of operating leases in the first quarter of 2010. Net losses on the disposition of OREO fell to $10,000 in the first quarter of 2010, from $28,000 in the first quarter of 2009.

Total operating expense (non-interest expense) was $12.2 million for the quarter ended March 31, 2010, an increase of $2.0 million, or 19%, relative to total operating expense for the same period in 2009. The increase is primarily comprised of a sizeable increase in salaries and employee benefits, substantially higher FDIC assessments, and rising credit-related costs, as discussed in greater detail below. Non-interest expense increased to an annualized 4.17% of average interest-earning assets for the first quarter of 2010 from 3.47% in the first quarter of 2009.

The largest component of non-interest expense, salaries and employee benefits, increased by $719,000, or 14%, for the comparative quarters. The increase is due in part to an increase of $162,000 in deferred compensation expense stemming from participant gains on deferred compensation investments in the first quarter of 2010 relative to losses in the first quarter of 2009, as explained above in our discussion of BOLI income. Also impacting compensation costs were normal annual salary adjustments, the addition of staff for branches opened in October 2009 and March 2010, and strategic staff additions to help address credit issues and position the Company for future growth opportunities. Despite their overall dollar increase, salaries and benefits dropped to 47.47% of total non-interest expense for the first quarter of 2010 from 49.54% in the first quarter of 2009 due to disproportionate increases in other non-interest expense categories. Occupancy expense was also higher, rising by $85,000, or 5%, due primarily to costs associated with our newer branches and annual rent increases.

Deposit services costs also experienced a fairly significant increase, rising by $127,000, or 23%, due mainly to higher costs associated with our online checking product. Loan services costs were up substantially, as well, rising by $298,000, or 62%, for the first quarter of 2010 relative to the first quarter of 2009. The largest drivers of the increase in loan costs were expenses associated with foreclosed assets, including write-downs on OREO’s to reflect lower values on recent appraisals, and foreclosed asset operating expenses such as property taxes, insurance, property management fee, and maintenance costs. OREO write-downs totaled $267,000 in the first quarter of 2010 relative to $225,000 in the first quarter of 2009, an increase of $42,000, while foreclosed asset operating expenses were $371,000 in the first quarter of 2010 as compared to $91,000 in the first quarter of 2009, an increase of $280,000.

Other professional service expense was up $606,000, or 167%, due in large part to a higher FDIC assessment, which increased by $482,000, or 281%, for the first quarter of 2010 relative to the first quarter of 2009. The assessment increase reflects an increase in deposits and higher regular assessment rates, as the FDIC attempts to recapitalize the Deposit Insurance Fund. Also impacting other professional service expense was an increase of $108,000 in directors’ deferred compensation accruals, due again to participant gains on directors’ deferred fee balances in the first quarter of 2010 relative to losses in the first quarter of 2009.

Other notable changes in non-interest expense categories for the first quarter of 2010 relative to the first quarter of 2009 are as follows: Marketing costs were up by $52,000, or 11%, due mainly to the timing of payments; data processing costs increased $61,000, or 19%, due to higher internet banking costs and annual increases in software maintenance costs; telephone and data communications costs were $57,000 lower, due in large part to network upgrades and additional lines implemented in the first quarter of 2009; stationery and supply costs were up $64,000, or 43%, due mainly to the timing of payments; and sundry and teller costs increased $53,000, or 98%, due to higher losses from debit card fraud and higher operations-related charge-offs in the first quarter of 2010.

Because the percentage increase in net interest plus other income was smaller than the increase in total non-interest expense, the Company’s tax-equivalent overhead efficiency ratio increased to 64.66% for the first quarter of 2010 from 58.09% for the first quarter of 2009. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s income tax accrual was $249,000, or 10% of pretax income in the first quarter of 2010, relative to $732,000, or 21% of pretax income in the first quarter of 2009. The tax accrual rate in 2010 is relatively low in comparison to prior years due to lower taxable income, higher levels of tax-exempt interest income and BOLI income, and a high level of tax credits relative to taxable income. The Company’s tax credits consist primarily of those generated by our $10.8 million investment in low-income housing tax credit funds, and California state employment tax credits.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, and overnight fed funds sold. Fed funds sold represent the investment of temporary excess liquidity with one or more correspondent banks. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 22% of total assets at March 31, 2010 and 23% at December 31, 2009.

We had no fed funds outstanding at either March 31, 2010 or December 31, 2009. Furthermore, our balance of interest-bearing balances at other banks was only $325,000 at March 31, 2010, down substantially from the $32 million balance at the end of 2009. The balance was relatively high at year-end, because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds. The book balance of the Company’s investment portfolio increased by $17 million, or 6%, during the first quarter of 2010, as some of the excess liquidity that was parked in our Federal Reserve Bank account at year-end was redeployed into longer-term, higher-yielding investment securities. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)	March 31, 2010		December 31, 2009
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$—	$—	$—	$—
US Government Agencies & Corporations	4,670	4,786	6,728	6,861
Mortgage-backed securities	216,413	222,186	201,534	206,801
State & political subdivisions	65,783	67,060	62,506	63,138
Equity securities	2,705	1,418	2,705	1,368

Total Investment Securities	$289,571	$295,450	$273,473	$278,168

Mortgage-backed securities show an increase of $15 million, net of prepayments, for the first three months of 2010. The balance of municipal bonds increased by $4 million during the same period, as the Company has taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. US Government Agency securities fell by $2 million, because maturing balances were not replaced. No equity securities were bought or sold during the first quarter of 2010, however the market value of our equity investments increased by $50,000. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $222 million at March 31, 2010 and $213 million at December 31, 2009, leaving $73 million in unpledged securities at March 31, 2010 and $65 million at December 31, 2009. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $22 million at March 31, 2010 and $17 million at December 31, 2009.

At March 31, 2010 and December 31, 2009, the Company had 69 securities and 79 securities, respectively, with unrealized losses. Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(dollars in thousands, unaudited)	March 31, 2010
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	—	—	—	—
Obligations of State and Political Subdivisions	5,801	(118)	5,340	(243)
Agency-Issued Mortgage-Backed Securities (MBS)	23,461	(134)	677	(16)
Private-Label MBS	—	—	990	(76)
Other Securities	4	(2)	1,414	(1,285)

TOTAL	$29,266	$(254)	$8,421	$(1,620)

(dollars in thousands, unaudited)	December 31, 2009
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	—	—	—	—
Obligations of State and Political Subdivisions	11,400	(409)	2,807	(180)
Agency-Issued Mortgage-Backed Securities (MBS)	25,288	(108)	—	—
Private-Label MBS	—	—	1,080	(95)
Other Securities	1,368	(1,341)	—	—

TOTAL	$38,056	$(1,858)	$3,887	$(275)

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $872 million at the end of March 2010, a decline of $12 million, or 1%, since December 31, 2009. Loan balances have been declining because runoff, charge-offs and transfers to OREO have more than offset relatively low loan activity in our branches. Loan origination activity has been light due to weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, and increased attention devoted to monitoring and managing current loan relationships. Management has recently realigned branch objectives in order to place more emphasis on loan volume, with a particular focus on commercial loans, but no assurance can be provided that loan balances will not continue to decline, especially in the near term. A comparative schedule of the distribution of the Company’s loans at March 31, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)	March 31 2010	December 31 2009
Real Estate:
1-4 family residential construction	18,007	16,587
Other Construction/Land	80,580	100,289
1-4 family — closed-end	116,585	117,115
Equity Lines	68,763	69,701
Multi-family residential	7,876	8,164
Commercial RE — owner occupied	196,496	188,592
Commercial RE — non-owner occupied	115,693	105,682
Farmland	64,474	61,098

Total Real Estate	668,474	667,228
Agricultural products	9,819	10,136
Commercial and Industrial	109,274	117,423
Small Business Administration Loans	18,030	18,626
Direct finance leases	14,543	15,394
Consumer loans	52,071	55,799

Total Loans and Leases	$872,211	$884,606

Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	2.06%	1.88%
Other Construction/land	9.24%	11.33%
1-4 family — closed-end	13.37%	13.24%
Equity Lines	7.88%	7.88%
Multi-family residential	0.90%	0.92%
Commercial RE — owner occupied	22.53%	21.32%
Commercial RE — non-owner occupied	13.26%	11.95%
Farmland	7.39%	6.91%

Total Real Estate	76.63%	75.43%
Agricultural products	1.13%	1.15%
Commercial and Industrial	12.53%	13.27%
Small Business Administration Loans	2.07%	2.10%
Direct finance leases	1.67%	1.74%
Consumer loans	5.97%	6.31%

Total Loans and Leases	100.00%	100.00%

The only major loan category to show growth was real estate loans, which increased by only $1 million. Within real estate loans the only categories to experience genuine growth were loans secured by farmland, which increased by $3 million, or 6%, and residential construction loans, which were up by $1 million, or 9%. While owner-occupied commercial real estate loans were up by almost $8 million and non-owner occupied commercial real estate loans increased by $10 million, those increases resulted from the completion of construction projects and the reclassification of associated loans as commercial real estate loans. Consequently, other construction/land loan balances declined by almost $20 million. Commercial loans and consumer loans also experienced fairly substantial drops in outstanding balances during the first quarter of 2010, declining by $8 million, or 7%, and $4 million, or 7%, respectively. For both commercial and consumer loans the decline is primarily the result of flagging demand, but it also includes around $1 million in loan charge-offs for each category.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans. The balance of loans serviced for others was $5 million at March 31, 2010 compared to $8 million at December 31, 2009, with the decline resulting from winding down servicing for agricultural mortgage loans that had been previously sold by the Company with servicing rights retained.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $160 million at March 31, 2010 as compared to $162 million at December 31, 2009, although it is not likely that all of these commitments will ultimately be drawn down. Unused commitments represented approximately 18% of gross loans outstanding at both March 31, 2010 and December 31, 2009. In addition to unused loan commitments, the Company had letters of credit totaling $20 million at March 31, 2010 and $21 million at December 31, 2009.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest and foreclosed assets, including mobile homes and other real estate owned (OREO). OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question, reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans, and begin recognizing interest income only as cash interest payments are received and as long as the collection of all outstanding principal is not in doubt. All of our substandard loans and leases where serious doubt exists with regard to the ability of borrowers to comply with repayment terms are classified as nonperforming assets and considered to be impaired. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructure (TDR). TDR’s are also deemed to be impaired loans, but are not necessarily nonperforming assets. The following table presents comparative data for the Company’s nonperforming assets:

Nonperforming Assets

(dollars in thousands, unaudited)	March 31 2010	December 31 2009
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$1,077	$1,223
Other Construction/Land	18,273	18,005
1-4 family — closed-end	4,908	4,790
Equity Lines	1,247	626
Multi-family residential	—	236
Commercial RE — owner occupied	6,785	3,964
Commercial RE — non-owner occupied	8,487	8,650
Farmland	429	429

TOTAL REAL ESTATE	41,206	37,923
Agricultural products	—	—
Commercial and Industrial	4,484	3,559
Small Business Administration Loans	3,886	3,683
Direct finance leases	887	1,053
Consumer loans	1,184	756

SUBTOTAL	$51,647	$46,974

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Real Estate:
1-4 family residential construction	$—	$—
Other Construction/Land	—	—
1-4 family — closed-end	—	—
Equity Lines	—	—
Multi-family residential	—	—
Commercial RE — owner occupied	—	—
Commercial RE — non-owner occupied	—	—
Farmland	—	—

TOTAL REAL ESTATE	—	—
Agricultural products	—	—
Commercial and Industrial	—	—
Small Business Administration Loans	—	—
Direct finance leases	—	—
Consumer loans	—	—

SUBTOTAL	—	—

TOTAL NONPERFORMING LOANS	51,647	46,974
Foreclosed assets	26,305	25,654

Total nonperforming assets	$77,952	$72,628

Performing TDR’s	$17,602	$28,024
Nonperforming loans as a % of total gross loans and leases	5.92%	5.31%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	8.68%	7.98%

Total nonperforming assets were $77.9 million at March 31, 2010 relative to $72.6 million at December 31, 2009, an increase of $5.3 million, or 7%. Of the increase in nonperforming assets, $4.7 million was in nonperforming loans, and foreclosed assets increased by $651,000. The balance of nonperforming loans at March 31, 2010 includes a total of $14.4 million in loans for which the borrowers were still making payments, comprised of TDR’s totaling $13.9 million which were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming, and $558,000 in other nonperforming loans that were still making payments as required under the original loan agreements. As shown in the table above, we also had $17.6 million in loans classified as performing TDR’s for which we were still accruing interest at March 31, 2010, a drop of $10.4 million relative to the $28.0 million balance at December 31, 2009. The decline in performing TDR’s is the result of a single developer relationship of over $4 million in loans secured by residential properties, and a $7 million agricultural loan secured by real estate, which are paying interest at market rates and are now well-seasoned, and were thus removed from the TDR classification in the first quarter of 2010.

Non-accruing loan balances secured by real estate comprised $41.2 million of total nonperforming loans at March 31, 2010, and reflect a net increase of $3.3 million, or 9%, during the first quarter of 2010. Additions to nonperforming real estate loans totaled $7.8 million for the quarter, much of which can be attributed to one large loan relationship totaling $3.2 million, comprised primarily of balances secured by owner-occupied commercial real estate but also including balances in the “other construction/land” and “1-4 family closed-end” categories. Offsetting some of the increase created by additional real estate loans placed on non-accrual status during the quarter were $2.1 million in transfers to OREO from nonperforming real estate loans, net pay-downs on nonperforming real estate loans of $844,000, and $1.1 million in real estate loans that were returned to accrual status, .

Nonperforming commercial loans experienced a sizeable increase during the first quarter of 2010, as well, going up by a net $925,000, or 26%, and ending the period at $4.5 million. As with the increase in nonperforming real estate loans, a single loan relationship accounts for much of the increase in nonperforming commercial loans. In this case, it was a total of $1.1 million in equipment loans to a customer in the construction industry. Additions to commercial loans totaled $3.5 million for the quarter, but this was offset in part by net pay-downs of $199,000, the return to accrual status of $944,000 in loans, and the charge-off of $1.2 million in commercial loan balances. Nonperforming consumer loans, which are largely unsecured, increased by $428,000, or 57%, to a total of $1.2 million, and non-accruing SBA loans, which carry an 80% SBA guarantee on average, were up by $203,000 to a total balance of $3.9 million. Nonperforming direct finance leases declined by $166,000, or 16%, in the first quarter of 2010, since balances charged off slightly exceeded total additions for the quarter.

The balance of foreclosed assets at March 31, 2010 had an aggregate carrying value of $26.3 million, and includes 88 separate parcels classified as OREO, 12 mobile homes, and $334,000 in commercial equipment acquired upon the default of a lease agreement. Much of our OREO consists of vacant lots or land, but there are also 25 residential properties totaling $5.0 million, three commercial buildings with a combined balance of $2.0 million, and a mini-storage unit. At the end of 2009, foreclosed assets totaled $25.7 million, comprised of 85 properties in OREO, 13 mobile homes, and the same commercial equipment noted above. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Nonperforming assets were 8.68% of total gross loans and leases plus foreclosed assets at March 31, 2010, up from 7.98% at December 31, 2009. While our balance of nonperforming assets has increased since year-end 2009, an action plan is in place for each of our nonperforming and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. At March 31, 2010, the allowance for loan and lease losses was $24.1 million, or 2.76% of gross loans, a 2% increase from the $23.7 million allowance at December 31, 2009 which was 2.68% of gross loans. The allowance has increased by $8.9 million, or 59%, in comparison to March 31, 2009, when it was 1.60% of gross loans. An allowance for potential losses inherent in unused commitments, totaling $160,000 at March 31, 2010, is included in other liabilities.

We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. On impaired loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition of underlying collateral, impairment is measured using the net present value of expected cash flows relative to the loan’s remaining balance. If a distressed borrower displays the desire and ability to continue paying on the loan, but on a modified basis, an amended repayment plan may be negotiated. For these TDR’s, the act of modification in and of itself suggests that the Company believes the source of repayment will likely be from borrower cash flows. Thus, TDR’s are also typically evaluated for impairment by discounting projected cash flows.

For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the amount of the collateral coverage short-fall. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 78% of the Company’s impaired loans at March 31, 2010. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and is therefore a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that an allowance be established for probable incurred losses inherent in performing loans and leases, which are segregated by “substandard” or “other” status and then evaluated either individually or in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in regulatory filings. While this methodology utilizes historical data, projected cash flows and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.

There have been no recent material changes to the methodology used to determine our allowance for loan and lease losses, other than those that might have been disclosed in previous filings. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)	For the Quarter Ended March 31 2010	For the Year Ended December 31 2009	For the Quarter Ended March 31 2009
Balances:
Average gross loans and leases outstanding during period	$874,230	$926,326	$939,934

Gross loans and leases outstanding at end of period	$872,211	$884,606	$947,098

Allowance for Loan and Lease Losses:
Balance at beginning of period	$23,715	$15,094	$15,094
Provision charged to expense	3,400	21,574	3,601
Charge-offs
Agricultural	—	524	—
Commercial & industrial loans (1)	1,129	3,747	1,488
Real estate loans	591	5,505	1,316
Consumer loans	781	3,862	684
Credit card loans	—	5	65
Direct Financing Leases	505	97	12
Overdrafts	205	664	93

Total	3,211	14,404	3,658

Recoveries
Agricultural	—	—	—
Commercial & industrial loans (1)	92	549	81
Real estate loans	29	524	—
Consumer loans	25	109	11
Credit card loans	1	13	4
Direct Financing Leases	12	103	3
Overdrafts	33	153	45

Total	192	1,451	144

Net loan charge offs (recoveries)	3,019	12,953	3,514

Balance	$24,096	$23,715	$15,181

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.40%	1.40%	1.52%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	2.76%	2.68%	1.60%
Allowance for Loan Losses to NonPerforming Loans	46.66%	50.49%	33.97%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	12.53%	54.62%	23.15%
Net Loan Charge-offs to Provision for Loan Losses	88.79%	60.04%	97.58%

(1)	Includes Small Business Administration Loans

As shown in the table, the Company’s provision for loan and lease losses was down $201,000, or 6%, in the first quarter of 2010 compared to the first quarter of 2009, and net charge-offs fell by $495,000, or 14%. While the volume of real estate and commercial loan charge-offs dropped, the level of charge-offs for direct finance leases and consumer loans increased. Since our allowance for loan and lease losses is maintained at a level to cover probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end.

Nonperforming loans increased by 10% in the first quarter of 2010, and while our allowance for loan and lease losses increased by just 2% during the same time frame, specific reserves for impaired loans were up by 9%. Specific reserves for impaired commercial and consumer loans, in particular, were enhanced. The Company’s total allowance was 46.66% of nonperforming loans at March 31, 2010, relative to 50.49% at December 31, 2009 and 33.97% at March 31, 2009. Based on our detailed evaluation of individual loans, for the $41.2 million in nonperforming real estate loans on our books at March 31, 2010, approximately $9.6 million in probable losses have been identified. An allowance was established for that amount, although losses totaling $3.3 million have been identified as uncollectible and written off against that allowance. After the aforementioned write-downs there is a $6.3 million allowance necessary for $31.5 million in nonperforming real estate loans as of March 31, 2010, with another $9.7 million in nonperforming real estate loans requiring no allowance because the fair value of the collateral or net present value of expected cash flows exceeds the book value of the loans. The loss allowance established for specifically identified probable losses for other nonperforming loan categories, including commercial loans and leases, SBA loans, and consumer loans, totaled $4.5 million on loan balances of $10.4 million at March 31, 2010.

The allowance established for probable incurred losses for performing loans was $13.3 million at March 31, 2010, a slight decline relative to the loss allowance of $13.9 million for performing loans at the end of 2009 due to declining loan balances. The Company considers its allowance for loan and lease losses at March 31, 2010 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $42 million at March 31, 2010, compared to $34 million at December 31, 2009. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $31.2 million average of cash and due from banks for the first quarter of 2010 was just slightly higher than the $30.5 million average for all of 2009, despite the addition of branches in October 2009 and March 2010. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our gradual conversion to check imaging at the branch level has also helped reduce the level of cash items in process of collection.

Net premises and equipment declined $164,000, or 1%, during the first quarter of 2010, since the increase related to improvements on our new Farmersville branch was more than offset by the increase in accumulated depreciation on buildings and equipment. “Other assets” were also slightly lower, since increases in foreclosed assets and the net cash surrender value of BOLI were offset by lower accrued interest receivable, lower deferred taxes, and a drop in our prepaid FDIC assessment subsequent to payments made in the first quarter. At March 31, 2010, the $110 million balance of other assets includes as its largest components $30 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), an $11 million investment in low-income housing tax credit funds, approximately $26 million in OREO and other foreclosed assets, a $9 million investment in restricted stock, a deferred tax asset of $9 million, accrued interest receivable totaling $6 million, goodwill of about $6 million, a prepaid FDIC assessment of $6 million, and $2 million in operating leases. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings. However, the FHLB of San Francisco suspended stock repurchases for a period of time and only recently announced a planned repurchase at minimal levels, thus our $9 million FHLB stock investment is not expected to drop significantly even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the quarters ended March 31, 2010 and 2009 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at March 31, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution

(dollars in thousands, unaudited)	March 31 2010	December 31 2009
Demand	$247,551	$233,204
NOW	176,417	151,821
Savings	67,888	62,279
Money Market	171,816	165,097
CDAR’s < $100,000	3,640	12,937
CDAR’s > $100,000	90,441	129,194
Customer Time deposit < $100,000	141,830	147,390
Customer Time deposits > $100,000	193,417	195,510
Brokered Deposits	15,000	28,000

Total Deposits	$1,108,000	$1,125,432

Percentage of Total Deposits
Demand	22.34%	20.72%
NOW	15.92%	13.49%
Savings	6.13%	5.53%
Money Market	15.51%	14.67%
CDAR’s < $100,000	0.33%	1.15%
CDAR’s > $100,000	8.16%	11.48%
Customer Time deposit < $100,000	12.80%	13.10%
Customer Time deposits > $100,000	17.46%	17.37%
Brokered Deposits	1.35%	2.49%

Total	100.00%	100.00%

Total deposit balances dropped by $17 million, or 2%, during the first quarter of 2010, but core non-maturity deposits were up by $51 million, or 8%. The growth in non-maturity deposits is due in part to our aggressive deposit acquisition programs: Direct mail initiatives continue to provide top-of-mind brand awareness for businesses and consumers who might be considering a transition in banking relationships, our online checking product has been highly successful in generating growth in NOW deposits, and a dedicated sales group focused on business deposits has favorably impacted growth in non-interest bearing demand deposits as well as money market demand accounts. Recent staff enhancements are also expected to have a positive effect on business deposit growth in our branches. During the first quarter of 2010, non-interest bearing demand deposits rose $14 million, or 6%, NOW deposits grew by

$25 million, or 16%, savings deposits were up $6 million, or 9%, and money market deposits increased $7 million, or 4%. Customer-sourced time deposits, including CDAR’s, declined by a total of $56 million, or 11%, due primarily to the fact that we have managed down balances from larger depositors to better manage our liquidity position and reduce our exposure to potential single-customer withdrawals.

Management recognizes that maintaining a high level of core customer deposits is one of the keys to sustaining a strong net interest margin, and as noted we continue to focus energy in that direction. Our deposit-centric marketing efforts appear to be having a positive impact, with an inflow of deposit dollars from current customers who are placing renewed value on the safety and security of insured deposits, as well as from new customers who have sought a more stable and secure option for their money. However, no assurance can be provided that these favorable trends will continue.

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

The Company uses overnight and short-term FHLB advances and overnight fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no borrowings under repurchase agreements or overnight fed funds purchased outstanding at March 31, 2010 or December 31, 2009. Overnight FHLB advances totaled $6 million at March 31, 2010, up from zero at the end of 2009, but term FHLB advances declined by a total of $10 million during the same time frame. As of March 31, 2010, term FHLB borrowings totaled $20 million, down from $30 million at December 31, 2009, comprised of $5 million in short-term advances (excluding overnight FHLB advances) and $15 million in the form of longer-term borrowings (remaining maturity over one year). The Company had $31 million in junior subordinated debentures at March 31, 2010 and December 31, 2009.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities dropped by about $1.5 million during the first quarter of 2010, due mainly to a reduction in our reserve for current taxes subsequent to the payment of taxes during the quarter, and a drop in accrued interest payable.

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

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $179 million at March 31, 2010. An additional $194 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $39 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2010. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2010, unpledged securities, plus pledged securities in excess of current pledging requirements, comprised $94 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average loans to assets ratios were 14% and 64%, respectively, at March 31, 2010, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at March 31, 2010. Strong growth in core deposits combined with loan runoff has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of March 31, 2010, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$6,688	-$	4,441	-$	2,035	-$676	-$956	+$687
% Change	-11.66%		-7.74%		-3.55%	-1.18%	-1.67%	+1.20%

Our current interest rate risk profile indicates that a drop in interest rates could have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be minimal in the current environment. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $2.0 million lower, a drop of 3.55% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates which are already relatively low (on NOW accounts and savings accounts, for example), and rates on other low-cost interest-bearing liabilities, hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline, although as noted previously our model assumptions include a presumed floor for our internal prime rate that partially offsets other negative pressures.

An increase of up to 200 basis points could also have an unfavorable effect on net interest income, although if not for an informal floor currently established for our internal prime lending rate our balance sheet would be slightly asset-sensitive, meaning that, all else being equal, net interest income would increase as rates go up. However, because of that floor, our model assumes that loan rates linked to our internal prime rate will not increase immediately when market interest rates start to rise. Therefore, if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income could be about $676,000 lower, a decline of 1.18% relative to net interest income in a flat rate scenario due to the re-pricing lag for many of our variable rate loans. As rates rise further and loan rates lift from their floors, or if management determines that it would not be detrimental to loan volume to raise the informal floor when market interest rates begin to rise, net interest income will benefit.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

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

The table below shows estimated changes in the Company’s EVE as of March 31, 2010, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	-$	6,678	-$	5,812	-$	3,275	-$	9,448	-$	21,560	-$	26,853
% Change		-2.62%		-2.28%		-1.29%		-3.71%		-8.46%		-10.54%

As with our net interest income simulations, the EVE table shows exposure to both rising and declining interest rates. However, the negative slope under rising rates is substantially steeper, due primarily to runoff assumptions for $664 million in non-maturity deposits. The EVE slope would be even worse if not for the fact that non-maturity deposit decay rates declined in 2009, and model assumptions were adjusted accordingly. Our EVE profile has evolved considerably over the past few years. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. That trend was reversed in 2009, with our exposure to declining rates turning negative once again and the slope under rising rates improving somewhat. We continue in our attempts to reduce the exposure of our economic value of equity to rising rates, by focusing on variable rate loans and longer-maturity funding.

CAPITAL RESOURCES

At March 31, 2010, the Company had total shareholders’ equity of $136.9 million, comprised of $41.5 million in common stock, $1.3 million in additional paid-in capital, $90.8 million in retained earnings, and $3.4 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2009 was $134.5 million. The $2.4 million increase in shareholders’ equity during the first quarter was due in large part to the addition of $2.3 million in net earnings, less $698,000 in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), was also $686,000 higher, and the increase in capital related to stock options was $118,000.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. In addition to the minimum leverage ratio required to be classified as well capitalized, noted in the table below, the Bank has informally committed to the FDIC and the DFI that it will maintain a leverage ratio of at least 9%. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $31 million in junior subordinated debentures on the Company’s balance sheet at March 31, 2010 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $12.6 million, or 52%, of our total allowance is currently included in Tier 2 capital. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Risk Based Ratios

(dollars in thousands, unaudited)	March 31, 2010	December 31, 2009	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	17.04%	16.67%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	15.78%	15.41%	6.00%
Tier 1 Leverage Ratio	11.95%	11.91%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	16.52%	16.04%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	15.25%	14.78%	6.00%
Tier 1 Leverage Ratio	11.54%	11.44%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2009.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2010:

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

ITEM 4 : (REMOVED AND RESERVED)

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 6, 2010	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

May 6, 2010	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Chief Financial Officer & Chief Accounting Officer