Form 10-Q
period 2010-06-30
SIERRA BANCORP
filed 2010-08-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Common stock, no par value, 11,649,941 shares outstanding as of July 30, 2010

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Cash and due from banks	$47,494	$34,308
Interest-bearing deposits in other banks	325	31,926
Federal funds sold	256	—

Total Cash & Cash Equivalents	48,075	66,234
Investment securities available for sale	306,890	278,168
Loans and leases:
Gross loans and leases	866,700	884,606
Allowance for loan and lease losses	(24,874)	(23,715)
Deferred loan and lease fees, net	(310)	(640)

Net Loans and Leases	841,516	860,251
Premises and equipment, net	19,941	20,069
Other assets	111,884	110,827

TOTAL ASSETS	$1,328,306	$1,335,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$247,101	$233,204
Interest bearing	844,501	892,228

Total Deposits	1,091,602	1,125,432
Federal funds purchased and repurchase agreements	—	—
Short-term borrowings	36,900	10,000
Long-term borrowings	15,000	20,000
Other liabilities	14,125	14,709
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,188,555	1,201,069

SHAREHOLDERS’ EQUITY
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, no par value; 24,000,000 shares authorized; 11,649,441 and 11,620,491 shares issued and outstanding at June 30, 2010 and
December 31, 2009, respectively	41,598	41,371
Additional paid in capital	1,328	1,248
Retained earnings	92,628	89,142
Accumulated other comprehensive income	4,197	2,719

TOTAL SHAREHOLDERS’ EQUITY	139,751	134,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,328,306	$1,335,549

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$13,495	$15,157	$27,073	$30,136
Interest on investment securities:
Taxable	2,043	1,988	4,150	4,086
Tax-exempt	673	621	1,318	1,209
Interest on Federal funds sold and interest-bearing Deposits	5	41	22	77
Interest on Equity Investments	—	62	—	62

Total interest income	16,216	17,869	32,563	35,570
Interest expense:
Interest on deposits	1,671	2,717	3,329	5,960
Interest on short-term borrowings	55	106	92	240
Interest on long-term borrowings	142	184	318	425
Interest on manditorily redeemable trust preferred securities	180	262	355	544

Total interest expense	2,048	3,269	4,094	7,169
Net Interest Income	14,168	14,600	28,469	28,401
Provision for loan losses	3,500	3,902	6,900	7,503

Net Interest Income after Provision for Loan Losses	10,668	10,698	21,569	20,898
Non-interest revenue:
Service charges on deposit accounts	2,887	2,923	5,590	5,552
Gains on investment securities available-for-sale	—	28	—	94
Other	1,102	1,287	2,260	2,032

Total other operating income	3,989	4,238	7,850	7,678
Other operating expense:
Salaries and employee benefits	5,151	5,430	10,930	10,490
Occupancy expense	1,819	1,701	3,559	3,356
Other	4,578	4,856	9,232	8,354

Total other operating expenses	11,548	11,987	23,721	22,200

Income before income taxes	3,109	2,949	5,698	6,376
Provision for income taxes	565	356	814	1,087

Net Income	$2,544	$2,593	$4,884	$5,289

PER SHARE DATA
Book value	$12.00	$11.41	$12.00	$11.41
Cash dividends	$0.06	$0.10	$0.12	$0.20
Earnings per share basic	$0.22	$0.27	$0.42	$0.55
Earnings per share diluted	$0.22	$0.27	$0.42	$0.54
Average shares outstanding, basic	11,646,409	9,678,953	11,638,638	9,677,408
Average shares outstanding, diluted	11,749,546	9,761,218	11,723,566	9,757,013

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$4,884	$5,289
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	$(37)	$(16)
Loss on disposal of fixed assets	115	3
Loss on sale on foreclosed assets	337	38
Writedown on foreclosed assets	653	355
Share-based compensation expense	68	79
Provision for loan losses	6,900	7,503
Depreciation and amortization	1,535	1,578
Net amortization on securities premiums and discounts	1,372	34
Increase in unearned net loan fees	(330)	(644)
Increase in cash surrender value of life insurance policies	(506)	(669)
Proceeds from sales of loan portfolio	932	1,720
Net decrease in loans held-for-sale	(498)	(447)
(Increase) decrease in interest receivable and other assets	(2,004)	58
(Decrease) increase in other liabilities	(572)	413
Excess tax benefit from share-based payment arrangements	13	2

Net cash provided by operating activities	12,862	15,296

Cash Flows from Investing Activities
Maturities of securities available for sale	4,960	1,366
Proceeds from sales/calls of securities available for sale	6,912	1,221
Net decrease in FHLB Stock	334	—
Purchases of securities available for sale	(73,005)	(19,059)
Principal paydowns on securities available for sale	33,589	23,683
Decrease (Increase) in loans receivable, net	7,564	(1,332)
Purchases of premises and equipment, net	(1,185)	(1,180)
Proceeds from sales of foreclosed assets	2,911	752

Net cash (used in) provided by investing activities	(17,920)	5,451

Cash Flows from Financing Activities
(Decrease) Increase in deposits	(33,830)	15,121
Increase (Decrease) in borrowed funds	21,900	(50,400)
Increase in repurchase agreements	—	2,078
Cash dividends paid	(1,397)	(1,936)
Stock options exercised	225	40

Net cash used in financing activities	(13,102)	(35,097)

Decrease in cash and due from banks	(18,160)	(14,350)
Cash and Cash Equivalents
Beginning of period	66,235	51,510

End of period	$48,075	$37,160

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts and submit certain loan applications online. The Bank’s newest “brick and mortar” branch opened in March 2010 in the city of Farmersville, and prior to that we established a second branch in the City of Tulare in October 2009. In addition, we have plans for a branch in Selma that should be ready to open by the end of 2010. The Bank also has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at eight different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In April 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset, such as acquired loans that have evidence of credit deterioration upon acquisition and are accounted for under the guidance in The FASB Accounting Standards Codification ™ ( “ASC”) 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring, or should remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-

30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. ASU 2010-18 is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements. Removal of the disclosure requirement is not expected to affect the nature or timing of subsequent events evaluations performed by the Company. This ASU became effective upon issuance.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2010 and 2009, cash paid for interest due on interest-bearing liabilities was $4.3 million and $7.5 million, respectively. There was $5.4 million in cash paid for income taxes during the six months ended June 30, 2010, and $2.4 million in cash paid for income taxes during the six months ended June 30, 2009. Assets totaling $5.5 million and $6.3 million were acquired in settlement of loans for the six months ended June 30, 2010 and June 30, 2009, respectively, while we received $2.9 million in cash from the sale of foreclosed assets during the first half of 2010 relative to $752,000 during the first half of 2009. There were no loans extended to finance the sale of other real estate during the six months ended June 30, 2010 or 2009.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 368,358 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of June 30, 2010 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, which awards may be granted on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarters of 2009, 2008, and 2007, and the number remaining available for grant as of June 30, 2010 was 1,190,500. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $28,000 was reflected in the Company’s income statement during the second quarter of 2010 and $39,000 was charged during the second quarter of 2009, as compensation expense related to outstanding and unvested stock options. For the first half, these charges amounted to $66,000 in 2010 and $79,000 in 2009.

Note 6 – Earnings Per Share

Earnings per share, as presented in the Consolidated Statements of Income, is computed based on the weighted average number of shares outstanding during each period. There were 11,646,409 weighted average shares outstanding during the second quarter of 2010, and 9,678,953 during the second quarter of 2009. There were 11,638,638 weighted average shares outstanding during the first six months of 2010, and 9,677,408 during the first six months of 2009.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2010, the dilutive effect of options outstanding calculated under the treasury stock method totaled 103,137 and 84,928, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2009, shares totaling 82,265 and 79,605, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

Comprehensive Income

(dollars in thousands, unaudited)	For the Three-Month Period Ended June 30,		For the Six-Month Period Ended June 30,
	2010	2009	2010	2009
Net Income	$2,544	$2,593	$4,884	$5,289
Other comprehensive income:
Unrealized holding (loss) gain	1,366	(935)	2,550	310
Less: reclassification adjustment	—	28	—	94

Pre-tax other comprehensive (loss) gain	1,366	(963)	2,550	216
Less: tax impact of above	574	(405)	1,072	91

Net other comprehensive (loss) gain	792	(558)	1,478	125

Comprehensive income	$3,336	$2,035	$6,362	$5,414

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

	June 30, 2010	December 31, 2009
Commitments to extend credit	$143,752	$162,012
Standby letters of credit	$9,917	$10,071
Commercial letters of credit	$10,762	$10,772

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

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on fair value measurements and disclosures, and financial instruments, require all entities to disclose the estimated fair value of all financial instruments for which it is practicable to estimate fair value. In addition to those footnote disclosure requirements, FASB’s standard on investments requires that our debt securities, which are classified as available for sale, and our equity securities that have readily determinable fair values, be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. While the fair value option outlined under FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, we have not elected the fair value option for any additional financial assets or liabilities.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at June 30, 2010 and December 31, 2009:

•	Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

•

Investment securities: The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the securities’ relationship to other benchmark quoted securities when quoted prices for the specific securities being valued are not readily available.

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

•

Investment in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Included in other assets are certain long-term investments carried at cost, which approximates their estimated fair value.

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

Estimated fair values for the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$48,075	$48,075	$66,234	$66,234
Investment securities available for sale	$306,890	$306,890	$278,168	$278,168
Loans and leases, net	$841,516	$878,573	$860,251	$883,115
Cash surrender value of life ins. policies	$30,575	$30,575	$30,069	$30,069
Other investments	$9,027	$9,027	$9,361	$9,361
Investments in limited partnerships	$11,707	$11,707	$11,960	$11,960
Accrued interest receivable	$5,768	$5,768	$5,977	$5,977

Financial liabilities:
Deposits	$1,091,602	$1,091,659	$1,125,432	$1,125,917
Overnight borrowings	$31,900	$31,900	$0	$0
Term borrowings	$20,000	$20,967	$30,000	$30,947
Subordinated debentures	$30,928	$15,829	$30,928	$15,310
Limited partnership capital commitment	$848	$848	$969	$969
Accrued interest payable	$975	$975	$1,185	$1,185

	Notional Amount		Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$143,752		$162,012
Standby letters of credit	$9,917		$10,071
Commercial letters of credit	$10,762		$10,772

For each category of financial assets that were actually reported at fair value at June 30, 2010, the Company used the following methods and significant assumptions:

•

Investment Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the their relationship to other benchmark quoted securities.

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

•

Impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the original contractual terms of the loan agreement, and for which the carrying value has been written down to the fair value of the loan. The carrying value of those loans is equivalent to the fair value of the collateral, net of expected disposition costs, for collateral-dependent loans, or the present value of anticipated future cash flows.

•

Foreclosed assets: Repossessed real estate (OREO) and other assets are carried at the lower of cost or fair value. For those carried at fair value, fair value is appraised value less expected selling costs for OREO and some other assets such as mobile homes, and estimated sales proceeds as determined by using reasonably available sources for all other assets. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Other foreclosed assets are periodically re-evaluated by adjusting expected cash flows and timing of resolution, again using reasonably available sources. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

(dollars in thousands, unaudited)	Fair Value Measurements at June 30, 2010, Using
	Level 1	Level 2	Level 3	Total	Current Period Gains/(Losses)
Available for Sale Debt Securities	$—	$305,545	$—	$305,545	$—
Available for Sale Equity Investments	$1,345	$—	$—	$1,345	$—
Loans held for Sale	$498	$—	$—	$498	$—

	Fair Value Measurements at December 31, 2009, Using
	Level 1	Level 2	Level 3	Total	Current Period Gains/(Losses)
Available for Sale Debt Securities	$—	$276,807	$—	$276,807	$—
Available for Sale Equity Investments	$1,361	$—	$—	$1,361	$—
Loans held for Sale	$376	$—	$—	$376	$—

Assets for which a nonrecurring change in fair value has been recorded are summarized below:

(dollars in thousands, unaudited)	Fair Value Measurements at June 30, 2010, Using
	Level 1	Level 2	Level 3	Total	Current Period (Losses)
Impaired Loans	$—	$2,292	$3,125	$5,417	$—
Foreclosed Assets	$—	$4,567	$21,390	$25,957	$(1,055)

	Fair Value Measurements at December 31, 2009, Using
	Level 1	Level 2	Level 3	Total	Current Period (Losses)
Impaired Loans	$—	$1,767	$—	$1,767	$—
Foreclosed Assets	$—	$25,594	$1,060	$26,654	$(3,846)

Note 10 – Recent Developments

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) into law. The Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry. Major elements in the Reform Act include the following:

•	The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•	Enhanced supervision of large bank holding companies (i.e., those with over $50 billion in total consolidated assets), with more stringent supervisory standards to be applied to them.

•	The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

•	The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives market participants.

•	Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

•	Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of those securities.

•	The establishment of a Bureau of Consumer Financial Protection within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.

•

Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

The majority of the provisions in the Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank. Nevertheless, as rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Reform Act, we will likely be required to devote resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our net income.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2010 compared to Second Quarter 2009

Net income for the quarter ended June 30, 2010 was $2.5 million, a drop of 2% when compared to net income of $2.6 million for the quarter ended June 30, 2009. Basic and diluted earnings per share for the second quarter of 2010 were $0.22, compared to $0.27 basic and diluted earnings per share for the second quarter of 2009. The Company’s annualized return on average equity was 7.36% and annualized return on average assets was 0.77% for the quarter ended June 30, 2010, compared to a return on equity of 9.38% and return on assets of 0.79% for the quarter ended June 30, 2009. The primary drivers behind the variance in net income are as follows:

•	Net interest income was down $432,000, or 3%, due to a $13 million drop in average earning assets and a 9 basis point decline in our net interest margin.

•

We provided $3.5 million for loan losses in the second quarter of 2010 relative to $3.9 million in the second quarter of 2009, a reduction of $402,000, or 10%. Actual net loan charge-offs were about the same for both periods, so most of decline in the loan loss provision for the relative quarters is due to a lower increase in reserves for impaired loans.

•

Total non-interest revenue declined by $249,000, or 6%, primarily due to lower income generated by bank-owned life insurance (BOLI) related to deferred compensation plans and higher losses on the disposition of OREO (which are netted against income), partially offset by lower costs associated with low-income housing tax credit investments (also netted against income), and increases in debit card interchange fees.

•

Total other operating expense declined by $439,000, or 4%. This decline was driven by a drop in Salaries and benefits, which were down mainly because of lower deferred compensation expense accruals and a significant drop in FDIC costs, due in large part to the special FDIC assessment in the second quarter of 2009. Directors deferred compensation accruals also declined for the quarter over quarter comparison. These favorable variances were partially offset by a substantial increase in costs associated with foreclosed assets, including write-downs on other real estate owned (OREO), and higher deposit-related costs resulting primarily from higher costs associated with our online checking product.

•

The Company’s income tax accrual rate in the second quarter of 2010 was 18%, relative to 12% in the second quarter of 2009, with the increase resulting primarily from a lower level of tax-exempt bank-owned life insurance (BOLI) income recognized in the second quarter of 2010.

First Half 2010 Compared to First Half 2009

Net income for the first six months of 2010 was $4.9 million, a drop of $405,000, or 8%, relative to net income for the first six months of 2009. Basic and diluted earnings per share were $0.42 for the first six months of 2010, compared to $0.55 basic earnings per share and $0.54 diluted earnings per share for the first six months of 2009. The Company realized an annualized return on average equity of 7.17% for the first half of 2010 and 9.70% for the first half of 2009, and a return on assets for the same periods of 0.74% and 0.81%, respectively. The principal reasons for the first half net income variance include the following:

•	Net interest income was up $68,000, since an $11 million decline in average interest-earning assets was more than offset by a 7 basis point improvement in our net interest margin.

•

The Company’s provision for loan losses was $6.9 million in the first half of 2010, which represents a drop of $603,000, or 8%, relative to the first half of 2009. Net charge-offs were $498,000 lower, and, as with the quarterly comparison, there was a lower increase in reserves for impaired loans.

•

Total non-interest income increased by $172,000, or 2%. Similar to the quarterly comparison, the largest changes in the components of non-interest income for the half include lower income generated by deferred compensation BOLI, higher losses on the sale of OREO, lower low-income housing tax credit investment costs, and a higher level of debit card interchange fees. These changes are discussed in greater detail below.

•

In contrast to the decline for the second quarter, total non-interest expense reflects an increase of $1.5 million, or 7%, for the first half of 2010. The largest increases within this category were in foreclosed asset expenses, personnel costs, deposit-related costs, and occupancy expense. Those increases were partially offset by a drop in FDIC costs and directors deferred compensation costs, both of which are included in “other professional service” expenses.

•

Our tax accrual rate was 14% in the first half of 2010 relative to 17% in the first half of 2009. The lower rate in 2010 is due primarily to a lower level of pretax income. Our tax accrual rate is very sensitive to changes in pretax income, because of our current level of tax-exempt interest income, BOLI income, and tax credits relative to pretax income.

FINANCIAL CONDITION SUMMARY

June 30, 2010 relative to December 31, 2009

The Company’s assets totaled $1.328 billion at June 30, 2010, a drop of 1% relative to total assets of $1.336 billion at December 31, 2009. The most significant characteristics of, and changes in, the Company’s balance sheet during the first half of 2010 are outlined below:

•

Total assets dropped by $7 million, or 1%, despite an increase of $29 million, or 10%, in investment securities, due to a reduction in interest-bearing deposits in banks (primarily the Federal Reserve Bank) and lower loan and lease balances. Gross loan and lease balances were down by $18 million, or 2%, due to runoff in the normal course of business, charge-offs, transfers to OREO, and relatively weak loan demand.

•

Total nonperforming assets increased by $5 million, or 7%, to $78 million at June 30, 2010 from $73 million at December 31, 2009. Since the balance was virtually unchanged relative to the end of the first quarter, most of the net increase came during the first three months of the year. Nonperforming assets were 8.73% of total loans plus foreclosed assets at June 30, 2010, and 7.98% at December 31, 2009.

•

As of June 30, 2010, our allowance for loan and lease losses was 2.87% of total loans, relative to 2.68% at December 31, 2009. Because of the increase in nonperforming loans, however, the allowance fell slightly to 48% of nonperforming loans at June 30, 2010, from 50% at December 31, 2009.

•

Total deposits declined by $34 million, or 3%, although core non-maturity deposits were up by $54 million, or 9%. Customer-sourced time deposits declined by a total of $74 million, or 15%, due primarily to the fact that we have managed down balances from larger depositors to reduce our exposure to potential single-customer withdrawals. We were also able to let $13 million in wholesale-sourced brokered deposits roll off, although FHLB borrowings increased by $22 million to make up for the drop in total deposits.

•

Due to an increase in capital and reduction in assets, our capital ratios continued to strengthen in the first half of 2010. At June 30, 2010, our total risk-based capital ratio was 17.27%, our tier one risk-based capital ratio was 16.01%, and our tier one leverage ratio was 12.07%.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the second quarter of 2010 relative to the second quarter of 2009, net interest income declined by $432,000, or 3%. For the first half, net interest income was up by $68,000, or less than 1%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Average Balances and Rates tables show the average balance of each significant balance sheet category, and the amount of interest income or interest expense associated with that category, for the comparative quarters and year-to-date periods. The tables also show the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and the net interest margin.

Average Balances and Rate

	For the Quarter Ended June 30, 2010 (a) (b) (f)			For the Quarter Ended June 30, 2009 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$10,215	$5	0.20%	$17,521	$41	0.94%
Taxable	234,371	2,043	3.50%	175,535	1,988	4.54%
Non-taxable	67,829	673	6.12%	60,981	621	4.08%
Equity	1,607	—	0.00%	1,776	62	14.00%

Total Investments	314,022	2,721	3.48%	255,813	2,712	4.25%

Loans and Leases:(c) (e)
Agricultural	9,719	122	5.03%	12,605	186	5.92%
Commercial	119,237	1,784	6.00%	147,306	2,134	5.81%
Real Estate	623,481	10,285	6.62%	653,948	11,249	6.90%
Consumer	51,286	1,139	8.91%	63,420	1,366	8.64%
Direct Financing Leases	11,484	165	5.76%	15,702	222	5.67%
Other	54,702	—	0.00%	47,819	—	0.00%

Total Loans and Leases	869,909	13,495	6.22%	940,800	15,157	6.46%

Total Interest Earning Assets (e)	1,183,931	16,216	5.62%	1,196,613	17,869	6.10%

Other Earning Assets	9,196			9,361
Non-Earning Assets	131,800			109,097

Total Assets	$1,324,927			$1,315,071

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$182,036	$530	1.17%	$108,970	$95	0.35%
Savings Accounts	69,641	41	0.24%	61,153	46	0.30%
Money Market	167,208	245	0.59%	153,186	529	1.39%
CDAR’s	78,669	168	0.86%	135,390	588	1.74%
Certificates of Deposit < $100,000	144,702	296	0.82%	121,166	510	1.69%
Certificates of Deposit > $100,000	193,209	315	0.65%	221,746	642	1.16%
Brokered Deposits	15,000	76	2.03%	70,747	307	1.74%

Total Interest Bearing Deposits	850,465	1,671	0.79%	872,358	2,717	1.25%
Borrowed Funds:
Federal Funds Purchased	—	—	0.00%	41	—	0.00%
Repurchase Agreements	—	—	0.00%	24,771	14	0.23%
Short Term Borrowings	26,676	55	0.83%	11,557	92	3.19%
Long Term Borrowings	15,000	142	3.80%	20,000	184	3.69%
TRUPS	30,928	180	2.33%	30,928	262	3.40%

Total Borrowed Funds	72,604	377	2.08%	87,297	552	2.54%

Total Interest Bearing Liabilities	923,069	2,048	0.89%	959,655	3,269	1.37%

Demand Deposits	248,832			229,154

Other Liabilities	14,454			15,333

Shareholders’ Equity	138,572			110,929
Total Liabilities and Shareholders’ Equity	$1,324,927			$1,315,071

Interest Income/Interest Earning Assets			5.62%			6.10%
Interest Expense/Interest Earning Assets			0.69%			1.10%

Net Interest Income and Margin(d )		$14,168	4.92%		$14,600	5.01%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $(148) thousand and $2 thousand for the quarters ended June 30, 2010 and 2009.
Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Average Balances and Rates

	For the Six Months Ended June 30, 2010 (a) (b) (f)			For the Six Months Ended June 30, 2009 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$16,073	$22	0.28%	$14,787	$77	1.05%
Taxable	228,162	4,150	3.67%	178,594	4,086	4.61%
Non-taxable	66,064	1,318	6.19%	59,822	1,209	6.27%
Equity	1,563	—	0.00%	1,689	62	7.40%

Total Investments	311,862	5,490	4.01%	254,892	5,434	4.81%

Loans and Leases:(c) (e)
Agricultural	9,696	242	5.03%	12,706	360	5.71%
Commercial	119,181	3,538	5.99%	143,036	4,159	5.86%
Real Estate	625,169	20,693	6.67%	660,811	22,422	6.84%
Consumer	52,990	2,263	8.61%	64,451	2,716	8.50%
Direct Financing Leases	11,832	337	5.74%	16,337	479	5.91%
Other	53,190	—	0.00%	43,028	—	0.00%

Total Loans and Leases	872,058	27,073	6.26%	940,369	30,136	6.46%

Total Interest Earning Assets (e)	1,183,920	32,563	5.67%	1,195,261	35,570	6.11%

Other Earning Assets	9,278			9,361
Non-Earning Assets	129,758			109,132

Total Assets	$1,322,956			$1,313,754

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$171,352	$914	1.08%	$105,641	$185	0.35%
Savings Accounts	67,378	77	0.23%	59,335	86	0.29%
Money Market	171,248	497	0.59%	149,544	1,087	1.47%
CDAR’s	96,359	431	0.90%	125,797	1,246	2.00%
Certificates of Deposit < $100,000	144,648	616	0.86%	118,273	1,098	1.87%
Certificates of Deposit > $100,000	193,754	621	0.65%	210,427	1,291	1.24%
Brokered Deposits	18,083	173	1.93%	94,978	967	2.05%

Total Interest Bearing Deposits	862,822	3,329	0.78%	863,995	5,960	1.39%
Borrowed Funds:
Federal Funds Purchased	2	—	0.00%	343	1	0.59%
Repurchase Agreements	—	—	0.00%	24,551	30	0.25%
Short Term Borrowings	18,084	92	1.03%	16,977	209	2.48%
Long Term Borrowings	17,099	318	3.75%	24,033	425	3.57%
TRUPS	30,928	355	2.31%	30,928	544	3.55%

Total Borrowed Funds	66,113	765	2.33%	96,832	1,209	2.52%

Total Interest Bearing Liabilities	928,935	4,094	0.89%	960,827	7,169	1.50%

Demand Deposits	243,251			227,761

Other Liabilities	13,459			15,192

Shareholders’ Equity	137,311			109,974
Total Liabilities and Shareholders’ Equity	$1,322,956			$1,313,754

Interest Income/Interest Earning Assets			5.67%			6.11%
Interest Expense/Interest Earning Assets			0.70%			1.21%

Net Interest Income and Margin(d)		$28,469	4.97%		$28,401	4.90%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Loan fees have been included in the calculation of interest income. Loan fees were approximately $(187) thousand and $44 thousand for the six months ended June 30, 2010 and 2009.
Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

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

Volume & Rate Variances

	Quarter Ended June 30, 2010 over 2009			Six Months Ended June 30, 2010 over 2009
(dollars in thousands)	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	(17)	(19)	(36)	7	(62)	(55)
Taxable	666	(611)	55	1,134	(1,070)	64
Non-taxable(1)	70	(18)	52	126	(17)	109
Equity	(6)	(56)	(62)	(5)	(57)	(62)

Total Investments	713	(704)	9	1,262	(1,206)	56

Loans and Leases:
Agricultural	(43)	(21)	(64)	(85)	(33)	(118)
Commercial	(407)	57	(350)	(694)	73	(621)
Real Estate	(524)	(440)	(964)	(1,209)	(520)	(1,729)
Consumer	(261)	34	(227)	(483)	30	(453)
Direct Financing Leases	(60)	3	(57)	(132)	(10)	(142)
Other	0	0	0	0	0	0

Total Loans and Leases	(1,295)	(367)	(1,662)	(2,603)	(460)	(3,063)

Total Interest Earning Assets	(582)	(1,071)	(1,653)	(1,341)	(1,666)	(3,007)

Liabilities
Interest Bearing Deposits:
NOW	64	371	435	115	614	729
Savings Accounts	6	(11)	(5)	12	(21)	(9)
Money Market	48	(332)	(284)	158	(748)	(590)
CDAR’s	(246)	(174)	(420)	(292)	(523)	(815)
Certificates of Deposit < $100,000	99	(313)	(214)	245	(727)	(482)
Certificates of Deposit > $100,000	(83)	(244)	(327)	(102)	(568)	(670)
Brokered Deposits	(242)	11	(231)	(783)	(11)	(794)

Total Interest Bearing Deposits	(354)	(692)	(1,046)	(647)	(1,984)	(2,631)

Borrowed Funds:
Federal Funds Purchased	0	0	0	(1)	0	(1)
Repurchase Agreements	(14)	0	(14)	(30)	0	(30)
Short Term Borrowings	120	(157)	(37)	14	(131)	(117)
Long Term Borrowings	(46)	4	(42)	(123)	16	(107)
TRUPS	0	(82)	(82)	0	(189)	(189)

Total Borrowed Funds	60	(235)	(175)	(140)	(304)	(444)

Total Interest Bearing Liabilities	(294)	(927)	(1,221)	(787)	(2,288)	(3,075)

Net Interest Margin/Income	(288)	(144)	(432)	(554)	622	68

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the pure volume variance for the second quarter of 2010 relative to the second quarter of 2009 was negative $288,000, due mainly to the fact that average interest-earning assets were $13 million lower in the second quarter of 2010. The negative volume variance was exacerbated by balance movement within assets, where we experienced loan runoff as well as migration out of relatively high-yielding real estate and commercial loans into non-accruing loans and OREO. The average balance of investments increased $58 million, but investment yields are significantly lower than our average loan yields. The unfavorable shift in average asset balances was partially offset by favorable changes on the liability side, where we experienced movement into non-interest bearing demand deposits and other relatively low-cost customer deposits. An increase in average equity, resulting from our private placement in August 2009 and the addition of net income, also helped reduced our reliance on interest-bearing liabilities and thus helped limit the magnitude of the negative volume variance.

The rate variance was also negative for the quarter, contributing $144,000 to the drop in net interest income. There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 48 basis points lower due to the addition of investment securities in a relatively low-rate environment, a larger average balance of non-accruing loans, and a slightly higher level of net interest reversals on loans placed on non-accrual. Net interest reversals totaled $120,000 for the second quarter of 2010, and $92,000 for the second quarter of 2009. The weighted average cost of interest-bearing liabilities was also 48 basis points lower, due primarily to an easing of competitive pressures on money market and time deposit rates that was partially offset by an increase in the cost of NOW deposits resulting from growth in our relatively high-rate Reward Checking product. Although the yield on earning assets and the weighted average rate on interest-bearing liabilities were both down by 48 basis points, our rate variance was negative due to our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the second quarter of 2009, which is the base period for the rate variance calculation, was $237 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.92% in the second quarter of 2010, a decline of 9 basis points relative to the second quarter of 2009. Negative pressures impacting our net interest margin for the quarter include a $71 million decline in average loan balances relative to a $58 million increase in lower-yielding investment balances, a $7 million increase in average nonperforming loans, an $18 million increase in average OREO, a $6 million increase in our prepaid FDIC assessment (a non-earning asset), and a slight increase in net interest reversals. Having a positive impact for the quarterly comparison were increases of $28 million in average equity and $20 million in average non-interest bearing demand deposit balances, which reduced our reliance on interest-bearing liabilities.

For the first half of 2010 relative to the first half of 2009, the negative variance in net interest income attributable purely to volume changes was $554,000, while there was a favorable rate variance of $622,000. The negative volume variance was due in part to the fact that average interest-earning assets declined by $11 million, or 1%, for the half. Furthermore, as with the quarterly comparison, there was movement out of average performing loan balances into lower-yielding investments, OREO, and nonperforming loans, although that unfavorable shift was partially offset by relatively strong growth in the average balance of low-cost customer deposits and equity.

The same factors discussed for the quarterly rate variance were applicable with regard to the rate variance for the half, but the drop in our weighted average cost of interest-bearing liabilities was much larger than the yield decline on average interest-earning assets for the half. For the first half of 2010 relative to the first half of 2009, the weighted average cost of interest-bearing liabilities fell by 61 basis points, while the weighted average yield on earning assets was only 44 basis points lower.

The Company’s net interest margin for the first half of 2010 was 4.97%, an improvement of 7 basis points relative to the net interest margin of 4.90% in the first half of 2009. For the half, a relatively large drop in our cost of interest-bearing liabilities, combined with increases of $27 million in average equity and $15 million in average non-interest bearing demand deposits, helped to offset negative pressures. Those negative forces include a shift into lower yielding investment securities, a $19 million increase in average OREO, a $6 million increase in our prepaid FDIC assessment, and a modestly higher level of interest reversals. Net interest reversals were $405,000 for the first half of 2010 relative to $357,000 in the first half of 2009, an increase of $48,000.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses through periodic charges to earnings, which are reflected in the income statement as the provision for loan losses. Those charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred loan losses in the remaining loan portfolio.

The Company’s provision for loan losses was reduced by $402,000, or 10%, in the second quarter of 2010 relative to the second quarter of 2009, and by $603,000, or 8%, in the first half of 2010 relative to the first half of 2009. The loan loss provision includes reserve replenishment subsequent to loan charge-offs, as well as the enhancement of general reserves for performing loans and specific reserves for impaired loans as needed pursuant to a detailed analysis of the adequacy our allowance for loan and lease losses. Net loans charged off in the second quarters of both 2010 and 2009 totaled $2.7 million, while net charge-offs were $5.7 million in the first half of 2010 relative to $6.2 million in the first half of 2009. Nonperforming loans increased at a much lower rate in 2010 than in 2009, so the increase in specific reserves for impaired loans was also lower in 2010. Nonperforming loans were virtually unchanged in the second quarter of 2010 relative to an increase of $2 million in the second quarter of 2009, and they were up $5 million in the first half of 2010 relative to an increase of $17 million in the first half of 2009. The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the second quarter and first half of 2010 relative to the second quarter and first half of 2009:

Non Interest Income/Expense

	For the Quarter Ended June 30,				For the Six-Month Period Ended June 30,
(dollars in thousands, unaudited)	2010	% of Total	2009	% of Total	2010	% of Total	2009	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,887	72.37%	$2,923	68.97%	$5,590	71.21%	$5,552	72.31%
Other service charges, commissions & fees	$1,325	33.22%	754	17.79%	2,155	27.45%	1,374	17.90%
Gains on sales of loans	$12	0.30%	10	0.24%	36	0.46%	16	0.21%
Gains on securities	—	0.00%	28	0.66%	—	0.00%	94	1.22%
Loan servicing income	$1	0.03%	3	0.07%	10	0.13%	14	0.18%
Bank owned life insurance	$53	1.33%	474	11.18%	423	5.39%	580	7.55%
Other	$(289)	-7.25%	46	1.09%	(364)	-4.64%	48	0.63%

Total non-interest income	3,989	100.00%	4,238	100.00%	7,850	100.00%	7,678	100.00%
As a % of average interest-earning assets (2)		1.35%		1.42%		1.34%		1.30%

OTHER OPERATING EXPENSES:
Salaries and Employee Benefits	5,151	44.60%	5,430	45.30%	10,930	46.08%	10,490	47.25%
Occupancy costs
Furniture & equipment	637	5.52%	654	5.46%	1,305	5.50%	1,322	5.95%
Premises	1,182	10.23%	1,047	8.73%	2,254	9.50%	2,034	9.16%
Advertising and marketing costs	555	4.81%	482	4.02%	1,077	4.54%	952	4.29%
Data processing costs	449	3.89%	345	2.88%	829	3.49%	664	2.99%
Deposit services costs	710	6.15%	490	4.09%	1,394	5.88%	1,047	4.72%
Loan services costs
Loan processing	235	2.03%	146	1.22%	375	1.58%	395	1.78%
Foreclosed assets	650	5.63%	396	3.30%	1,289	5.43%	627	2.82%
Credit card	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Other operating costs
Telephone & data communications	284	2.46%	271	2.26%	566	2.39%	610	2.75%
Postage & mail	143	1.24%	124	1.03%	285	1.20%	250	1.13%
Other	250	2.16%	246	2.05%	491	2.07%	528	2.38%
Professional services costs
Legal & accounting	338	2.93%	362	3.02%	674	2.84%	722	3.25%
Other professional service	636	5.51%	1,655	13.81%	1,605	6.77%	2,018	9.09%
Stationery & supply costs	160	1.39%	176	1.47%	372	1.57%	324	1.46%
Sundry & tellers	168	1.45%	163	1.36%	275	1.16%	217	0.98%

Total non-interest Expense	$11,548	100.00%	$11,987	100.00%	$23,721	100.00%	$22,200	100.00%

As a % of average interest-earning assets (2)		3.91%		4.02%		4.04%		3.75%
Efficiency Ratio (1)	61.16%		61.70%		62.91%		59.93%

(1)	Tax Equivalent
(2)	Annualized

The Company’s results reflect a decline of $249,000, or 6%, in total non-interest income for the second quarter of 2010 relative to the second quarter of 2009, but show an increase of $172,000, or 2%, for the year-to-date comparison. The fluctuations for both the quarter and the half were due principally to lower income generated by BOLI related to deferred compensation plans, higher losses on the disposition of OREO (which are netted against non-interest income), lower costs associated with low-income housing tax credit investments (also netted against income), and increases in debit card interchange fees. The year-to-date increase would have been greater if not for a non-recurring $66,000 recovery on a previously charged-off investment in a title insurance holding company, which is included in gains on securities for the first quarter of 2009. Total other operating income was an annualized 1.35% of average interest-earning assets in the second quarter of 2010 relative to 1.42% in the second quarter of 2009, and was an annualized 1.34% of average earning assets for the first half of 2010 relative to 1.30% for the first half of 2009.

Service charge income on deposits declined by about 1% in the second quarter of 2010 relative to the second quarter of 2009, and reflects an increase of close to 1% for the year-to-date period. These changes would typically parallel changes in transaction accounts, but the number of transaction accounts (NOW accounts and non-interest bearing DDA’s) increased by 6% during the first half of 2010 and the dollar volume of those accounts increased by 12% for the same period. Service charges continue to drop as a percentage of average transaction account balances due to lower overdraft activity, since consumers appear to be increasingly careful in managing their account balances. The level of service charges per account could drop even further when new consumer legislation requiring customer opt-in for point-of-sale overdrafts becomes effective in the third quarter of 2010, although our experience to date is that the vast majority of our customers who utilize this service are electing to opt in.

Other service charges, commissions, and fees increased by $571,000, or 76%, for the quarter, largely as the result of a $388,000 decline in pass-through operating costs associated with our investment in low-income housing tax credit funds. We adjusted expense accruals for partnership losses on our tax credit investments in 2010 subsequent to the receipt of updated partnership financial statements. For the half, other service charges, commissions, and fees rose by $781,000, with $544,000 of that increase resulting from a drop in low-income housing tax credit fund costs. Also included in this line item are debit card point-of-sale interchange fees, which were up $118,000, or 26%, for the quarter, and by $216,000, or 25%, for the half, due to an increase in the number of active cards outstanding and increased per-card usage.

Bank-owned life insurance income declined by $421,000, or 89%, in the second quarter of 2010 relative to the second quarter of 2009, and dropped by $157,000, or 27%, for the first half of 2010 compared to the first half of 2009. To understand the reason for fluctuations in BOLI income, one needs to distinguish between the two basic types of BOLI owned by the Company: “general account,” and “separate account.” At June 30, 2010, the Company had $28.4 million invested in single-premium general account BOLI. Income from our general account BOLI is typically fairly consistent with an interest credit rate that does not change frequently, although the interest credit rate increased slightly as the result of policy exchanges in the first and third quarters of 2009. Income from general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans. In addition to general account BOLI, the Company had $2.2 million invested in separate account BOLI at June 30, 2010, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Aggregate BOLI income declined in 2010 mainly because of losses on separate account BOLI in the second quarter and first half of 2010, relative to gains in the second quarter and first half of 2009. These gains and losses are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that also effectively offset losses on separate account BOLI.

Loan sale and servicing income remained at minimal levels in 2010 and 2009. There were no gains on securities in 2010, and the $94,000 gain for the first half of 2009 includes a $66,000 recovery on a previously charged-off investment, as noted above. Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was down by $335,000, or 728%, in the second quarter of 2010 in comparison to the second quarter of 2009, and declined by $412,000, or 858%, in the first half of 2010 relative to the first half of 2009, due mainly to losses from the sale of OREO. Net losses on the disposition of OREO totaled $327,000 and $337,000 in the second quarter and first half of 2010, respectively, relative to only $10,000 and $38,000 in the second quarter and first half of 2009. The decline in other non-interest income for the half includes $112,000 in losses incurred upon the disposition of equipment that was acquired subsequent to the termination of operating leases in 2010.

Total operating expense (non-interest expense) was $11.5 million for the quarter ended June 30, 2010, a decline of $439,000, or 4%, relative to total operating expense for the same period in 2009. The decline is primarily comprised of a drop in salaries and employee benefits and lower FDIC assessments, partially offset by higher expenses associated with foreclosed assets and deposit services, as discussed in greater detail below. Non-interest expense fell to an annualized 3.91% of average interest-earning assets for the second quarter of 2010 from 4.02% in the second quarter of 2009. For the comparative year-to-date periods, non-interest expense increased by $1.5 million, or 7%, due in large part to higher personnel costs, an increase in foreclosed asset expense, and higher deposit costs, partially offset by lower FDIC costs. Non-interest expenses increased to an annualized 4.04% of average earning assets for the first half of 2010 from 3.75% in the first half of 2009.

The largest component of non-interest expense, salaries and employee benefits, fell by $279,000, or 5%, for the comparative quarters, but increased by $440,000, or 4%, for the first six months of 2010 relative to the first six months of 2009. The drop in salaries and benefits for the quarter can be attributed in large part to participant losses on deferred compensation plans in the second quarter of 2010 relative to gains in the second quarter of 2009, which caused deferred compensation expense accruals to fall by $224,000, although as noted above in our discussion of non-interest income, deferred compensation expense accruals are offset by non-taxable gains on BOLI. There were also expense accrual reversals in salaries and benefits in the second quarter of 2010, to reflect updated expectations for certain personnel costs pursuant to a lower headcount. The year-to-date increase is primarily in salaries expense, which includes severance costs associated with selective staff reductions. Also impacting compensation costs for both the quarterly and year-to-date comparisons were normal annual salary adjustments, the addition of staff for branches opened in October 2009 and March 2010, and strategic staff additions to help address credit issues and position the Company for future growth opportunities. Deferred compensation accruals were $62,000 lower for the year-to-date comparison, which partially offset some of the other compensation-related increases. Salaries and benefits dropped to 44.61% of total non-interest expense for the second quarter of 2010 from 45.30% in the second quarter of 2009, and to 46.08% for the first half of 2010 from 47.25% in the first half of 2009. The ratio declined for the first half despite the overall dollar increase, due to disproportionate increases in other expense categories.

Occupancy expense was up by $118,000, or 7%, for the second quarter, and by $203,000, or 6%, for the first half, due primarily to costs associated with our newer branches and annual rent increases. Marketing costs increased by $73,000, or 15%, for the quarter, and by $125,000, or 13%, for the half, due to the expansion of direct mail pieces to cover areas surrounding our newer branches and customer education efforts associated with the new legislation on overdrafts. Data processing costs were up as well, rising by $104,000, or 30%, for the quarter, and by $165,000, or 25%, for the half, due to higher internet banking costs and annual increases in maintenance costs associated with our core processing software and related components. Deposit services costs also experienced a fairly significant increase, rising by $220,000, or 45%, for the second quarter, and by $347,000, or 33%, for the first half, due mainly to higher costs associated with our online checking product. Included in the deposit cost increases, and related to the increase in point-of-sale interchange fees noted above, are increases in debit card processing costs of $38,000 and $85,000 for the second quarter and the first half, respectively.

Loan services costs were up substantially, as well, rising by $343,000, or 63%, for the second quarter of 2010 relative to the second quarter of 2009, and by $642,000, or 63%, for the first half. The largest drivers of the increase in loan costs were expenses associated with foreclosed assets, including write-downs on OREO’s to reflect lower values on recent appraisals, and foreclosed asset operating expenses such as property taxes, insurance, property management fees, and maintenance costs. OREO write-downs totaled $346,000 in the second quarter of 2010 relative to $131,000 in the second quarter of 2009, an increase of $215,000, and were $613,000 in the first half of 2010 relative to $355,000 in the first half of 2009, an increase of $258,000. Foreclosed asset operating expenses totaled $265,000 in the second quarter of 2010 as compared to $180,000 in the second quarter of 2009, an increase of $85,000, and were $636,000 in the first half of 2010 relative to $271,000 in the first half of 2009, an increase of $365,000.

Other professional service expense declined by $1 million, or 62%, for the second quarter, and by $413,000, or 20%, for the first half, due mainly to a lower FDIC assessment. The FDIC assessment reflects a drop of $773,000 for the quarter and $291,000 for the first half, because of the $592,000 special assessment in the second quarter of 2009 and an accrual adjustment in the second quarter of 2010 to factor in a declining assessment base. Also impacting other professional service expense were declines of $249,000 and $140,000 in directors’ deferred compensation accruals for the second quarter and first half, respectively, due again to participant losses on directors’ deferred fee balances in 2010 relative to gains in 2009.

The Company’s tax-equivalent overhead efficiency ratio fell slightly, to 61.16% for the second quarter of 2010 from 61.70% for the second quarter of 2009, but experienced an increase for the first half, to 62.91% in 2010 from 59.93% in the first half of 2009. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax credits consist primarily of those generated by our $10.9 million investment in low-income housing tax credit funds, and California state employment tax credits. The Company’s income tax accrual was $565,000, or 18% of pretax income in the second quarter of 2010, relative to $356,000, or 12% of pretax income in the second quarter of 2009. The higher rate for the quarter is mainly the result of a lower level of tax-exempt BOLI income recognized in the second quarter of 2010. For the first six months, the tax accrual rate was 14% in 2010 relative to 17% in 2009. The lower rate for the year-to-date comparison is due to a lower level of pretax income. Our tax accrual rate is currently very sensitive to changes in pretax income, because of our level of permanent differences relative to pretax income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, and overnight fed funds sold. Fed funds sold represent the investment of temporary excess liquidity with one or more correspondent banks. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 23% of total assets at both June 30, 2010 and December 31, 2009.

We had $256,000 in fed funds outstanding at June 30, 2010, and none at December 31, 2009. Furthermore, our balance of interest-bearing balances at other banks was only $325,000 at June 30, 2010, down substantially from the $32 million balance at the end of 2009. The balance was relatively high at year-end, because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds. The book balance of the Company’s investment portfolio increased by $29 million, or 10%, during the first half of 2010, as some of the excess liquidity that was parked in our Federal Reserve Bank account at year-end was redeployed into longer-term, higher-yielding investment securities. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)	June 30, 2010		December 31, 2009
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$—	$—	$—	$—
US Gov’t agencies	3,122	3,213	6,728	6,861
Mortgage-backed securities	225,714	233,291	201,534	206,801
State & political subdivisions	68,103	69,025	62,506	63,138
Other equity securities	2,705	1,361	2,705	1,368

Total Investment Securities	$299,644	$306,890	$273,473	$278,168

Mortgage-backed securities increased by $26 million, or 13%, net of prepayments, for the first six months of 2010. The balance of municipal bonds increased by $6 million during the same period, as the Company has taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. US Government Agency securities fell by $4 million, because maturing balances were not replaced. No equity securities were bought or sold during the first half of 2010, and the market value of those securities remained fairly constant. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $137 million at June 30, 2010 and $213 million at December 31, 2009, leaving $170 million in unpledged securities at June 30, 2010 and $65 million at December 31, 2009. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $62 million at June 30, 2010 and $17 million at December 31, 2009. The large increase in our unpledged and excess pledged securities is the result of an FHLB letter of credit that was obtained in the second quarter of 2010 to satisfy certain pledging needs, freeing up investment securities that were previously used for that purpose.

At June 30, 2010 and December 31, 2009, the Company had 74 securities and 79 securities, respectively, with unrealized losses. Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

(dollars in thousands, unaudited)	June 30, 2010
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	1,518	—	—	—
Obligations of State and Political Subdivisions	9,654	(135)	5,916	(329)
Agency-Issued Mortgage-Backed Securities (MBS)	16,990	(160)	—	—
Private-Label MBS	—	—	858	(61)
Other Securities	—	—	1,345	(1,354)

TOTAL	$28,162	$(295)	$8,119	$(1,744)

(dollars in thousands, unaudited)	December 31, 2009
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	—	—	—	—
Obligations of State and Political Subdivisions	11,400	(409)	2,807	(180)
Agency-Issued Mortgage-Backed Securities (MBS)	25,288	(108)	—	—
Private-Label MBS	—	—	1,080	(95)
Other Securities	1,368	(1,341)	—	—

TOTAL	$38,056	$(1,858)	$3,887	$(275)

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $867 million at the end of June 2010, a decline of $18 million, or 2%, since December 31, 2009. Loan balances have been declining because runoff, charge-offs and transfers to OREO have more than offset relatively low loan origination activity in our branches. Loan originations have been light due to weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, and increased attention devoted to monitoring and managing current loan relationships. Management has realigned branch objectives for 2010 in order to place additional emphasis on high-quality loan growth, with a particular focus on commercial loans, but no assurance can be provided that loan balances will not continue to decline, especially in the near term. A comparative schedule of the distribution of the Company’s loans at June 30, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)	June 30 2010	December 31 2009
Real Estate:
1-4 family residential construction	15,274	16,587
Other Construction/Land	79,723	100,289
1-4 family — closed-end	113,775	117,115
Equity Lines	70,590	69,701
Multi-family residential	10,170	8,164
Commercial RE — owner occupied	193,981	188,592
Commercial RE — non-owner occupied	114,943	105,682
Farmland	67,208	61,098

Total Real Estate	665,664	667,228
Agricultural products	10,325	10,136
Commercial and Industrial	108,884	117,423
Small Business Administration Loans	17,630	18,626
Direct finance leases	13,468	15,394
Consumer loans	50,729	55,799

Total Loans and Leases	$866,700	$884,606

Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.76%	1.88%
Other Construction/land	9.20%	11.33%
1-4 family — closed-end	13.13%	13.24%
Equity Lines	8.15%	7.88%
Multi-family residential	1.17%	0.92%
Commercial RE — owner occupied	22.38%	21.32%
Commercial RE — non-owner occupied	13.26%	11.95%
Farmland	7.76%	6.91%

Total Real Estate	76.81%	75.43%
Agricultural products	1.19%	1.15%
Commercial and Industrial	12.56%	13.27%
Small Business Administration Loans	2.04%	2.10%
Direct finance leases	1.55%	1.74%
Consumer loans	5.85%	6.31%

Total Loans and Leases	100.00%	100.00%

Agricultural production loans were up slightly due to seasonal fluctuations, but balances declined in the total real estate, commercial, SBA, direct finance lease, and consumer loan categories. While aggregate real estate loan balances were down, within that category owner-occupied commercial real estate loans were up by $5 million and non-owner occupied commercial real estate loans increased by $9 million due to the completion of construction projects and the reclassification of associated loans as commercial real estate loans. Consequently, other construction/land loan balances declined by $21 million. The only categories within real estate to experience genuine growth were loans secured by farmland, which increased by $6 million, or 10%, and multi-family residential loans, which were up by $2 million, or 25%. Commercial loans and consumer loans also experienced fairly substantial drops in outstanding balances during the first half of 2010, declining by $9 million, or 7%, and $5 million, or 9%, respectively. For both commercial and consumer loans the decline is primarily the result of flagging demand, but it also includes around $2 million in loan charge-offs for each category.

Pursuant to FASB’s impairment accounting guidance, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Our total investment in impaired loans was $84.5 million at June 30, 2010. A specific loss allowance is created for impaired loans as necessary, representing the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis. An impaired real estate loan that requires a loss allowance might be carried on our books at its face value with an associated specific loss reserve included as part of the Company’s allowance for loan and lease losses, or it might be written down to its estimated impaired value with an offsetting entry to the allowance, depending on the likelihood of the ultimate realization of the impaired amount. Impaired loans totaling approximately $38.5 million did not require any valuation allowance either because they have already been written down to their estimated fair values, or because the fair value of the collateral or the net present value of anticipated cash flows sufficiently exceeded the carrying value of those loans. Thus, our total impaired loan valuation allowance of $13.4 million at June 30, 2010 is applicable to remaining impaired loans having a carrying value of $46.0 million. Interest recognized on impaired loans totaled approximately $1.0 million for the first half of 2010.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans. The balance of loans serviced for others fell to $5 million at June 30, 2010 from $8 million at December 31, 2009, with the decline resulting from winding down servicing for agricultural mortgage loans that had been previously sold by the Company with servicing rights retained.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $144 million at June 30, 2010 as compared to $162 million at December 31, 2009, although it is not likely that all of these commitments will ultimately be drawn down. Unused commitments represented approximately 17% of gross loans outstanding at June 30, 2010, and 18% at December 31, 2009. In addition to unused loan commitments, the Company had letters of credit totaling $21 million at both June 30, 2010 and December 31, 2009.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest and foreclosed assets, including mobile homes and other real estate owned. OREO consists of properties acquired by foreclosure or similar means that the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question, reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection. Any loans and leases where serious doubt exists with regard to the ability of borrowers to comply with repayment terms are classified as nonperforming assets and are considered to be impaired. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDR’s are also deemed to be impaired loans, and are further classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDR’s:

Nonperforming Assets

(dollars in thousands, unaudited)	June 30, 2010	December 31, 2009
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$1,077	$1,223
Other Construction/Land	$18,560	18,005
1-4 family — closed-end	$4,074	4,790
Equity Lines	$1,117	626
Multi-family residential	$—	236
Commercial RE — owner occupied	$7,218	3,964
Commercial RE — non-owner occupied	$9,720	8,650
Farmland	$429	429

Total Real Estate	42,195	37,923
Agricultural products	—	—
Commercial and Industrial	4,304	3,559
Small Business Administration Loans	3,675	3,683
Direct finance leases	860	1,053
Consumer loans	970	756

SUBTOTAL	$52,004	$46,974

LOANS 90 DAYS OR MORE PAST DUE & STILL ACCRUING:
(as to principal OR interest)
Real Estate:	$—	$—
1-4 family residential construction	—	—
Other Construction/Land	—	—
1-4 family — closed-end	—	—
Equity Lines	—	—
Multi-family residential	—	—
Commercial RE — owner occupied	—	—
Commercial RE — non-owner occupied	—	—
Farmland	—	—

TOTAL REAL ESTATE	—	—
Agricultural products	—	—
Commercial and Industrial	—	—
Small Business Administration Loans	—	—
Direct finance leases	—	—
Consumer loans	—	—

SUBTOTAL	—	—

TOTAL NONPERFORMING LOANS	52,004	46,974
Foreclosed assets	25,957	25,654

Total nonperforming assets	$77,961	$72,628

Performing loans classified as troubled debt restructurings (TDR’s) (1)	$17,972	$28,024
Nonperforming loans as a % of total gross loans and leases	6.00%	5.31%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	8.73%	7.98%
(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table

Total nonperforming assets increased $5.3 million, or 7%, during the first six months of 2010. Of that increase, $5.0 million was in nonperforming loans, and foreclosed assets increased by $303,000. The balance of nonperforming loans at June 30, 2010 includes a total of $18.7 million in loans for which the borrowers were still making payments, comprised of TDR’s totaling $13.9 million which were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming, and $4.8 million in other nonperforming loans that were still making payments as required under the original loan agreements. As shown in the table, we also had $18.0 million in loans classified as performing

TDR’s for which we were still accruing interest at June 30, 2010, a drop of $10.1 million relative to the balance at December 31, 2009. The decline in performing TDR’s is the result of a single developer relationship of over $4 million in loans secured by residential properties, and a $7 million agricultural loan secured by real estate, which are paying interest at market rates and are now well-seasoned, and were thus removed from the TDR classification in the first quarter of 2010.

Non-accruing loan balances secured by real estate comprised $42.2 million of total nonperforming loans at June 30, 2010, and reflect a net increase of $4.3 million, or 11%, during the first half of 2010. Gross additions to nonperforming real estate loans totaled $15.7 million for the half, much of which was comprised of balances secured by owner-occupied commercial real estate but also including large balances in the “other construction/land” and “1-4 family closed-end” categories. Offsetting some of the increase created by additional real estate loans placed on non-accrual status during the quarter were $4.1 million in transfers to OREO, net pay-downs on nonperforming real estate loans of $2.6 million, $3.8 million in real estate loans that were returned to accrual status, and charge-offs of close to $1 million.

Nonperforming commercial loans experienced a sizeable increase during the first half of 2010, as well, going up by a net $745,000, or 21%, and ending the period at $4.3 million. Gross additions to nonperforming commercial loans totaled $5.9 million for the half, but this was offset in part by net pay-downs of $1.0 million, the return to accrual status of $1.7 million in loans, the charge-off of $2.1 million in commercial loan balances, and the transfer of a small amount to foreclosed assets. Nonperforming consumer loans, which are largely unsecured, increased by $214,000, or 28%, to a total of $970,000, and non-accruing SBA loans, which carry an 80% SBA guarantee on average, were virtually unchanged with a total ending balance of $3.7 million. Nonperforming direct finance leases declined by $193,000, or 18%, in the first half of 2010, since balances charged off slightly exceeded total additions for the quarter.

The balance of foreclosed assets at June 30, 2010 had an aggregate carrying value of $26.0 million, and was comprised of 85 separate parcels classified as OREO, 16 mobile homes, and $334,000 in commercial equipment acquired upon the default of a lease agreement. Much of our OREO consists of vacant lots or land, but there are also 23 residential properties totaling $4.8 million, four commercial buildings with a combined book balance of $1.8 million, and a mini-storage unit. At the end of 2009, foreclosed assets totaled $25.7 million, comprised of 85 properties in OREO, 13 mobile homes, and the same commercial equipment noted above. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Nonperforming assets were 8.73% of total gross loans and leases plus foreclosed assets at June 30, 2010, up from 7.98% at December 31, 2009. While our balance of nonperforming assets has increased since year-end 2009, an action plan is in place for each of our nonperforming and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses related to certain specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. The allowance is increased by a provision for possible loan and lease losses charged against current earnings, and the recovery of previously charged-off balances. It is reduced by loan, lease and overdraft charge-offs. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. At June 30, 2010, the allowance for loan and lease losses was $24.9 million, or 2.87% of gross loans, a 5% increase from the $23.7 million allowance at December 31, 2009 which was 2.68% of gross loans. The allowance has increased by $8.5 million, or 52%, in comparison to June 30, 2009, when it was 1.75% of gross loans. An allowance for potential losses inherent in unused commitments, totaling $160,000 at June 30, 2010, is included in other liabilities.

We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. On impaired loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition of underlying collateral, impairment is measured using the net present value of expected cash flows relative to the loan’s remaining book balance. If a distressed borrower displays the desire and ability to continue paying on the loan, but is unable to do so except on a modified basis, an amended repayment plan may be negotiated. For these TDR’s, the act of modification in and of itself suggests that the Company believes the source of repayment will likely be from borrower cash flows, thus they are also typically evaluated for impairment by discounting projected cash flows.

For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the amount of the collateral coverage short-fall. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 83% of the Company’s impaired loans at June 30, 2010. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and is therefore a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that an allowance be established for probable incurred losses inherent in performing loans and leases, which are segregated by “substandard” or “other” status and then evaluated either individually or in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical data, projected cash flows and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.

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

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)	For the Quarter Ended June 30		For the Six-Month Period Ended June 30		For the Year Ended December 31
	2010	2009	2010	2009	2009
Balances:
Average gross loans and leases outstanding during period	$869,909	$940,800	$872,058	$940,369	$926,326

Gross loans and leases outstanding at end of period	$866,700	$935,551	$866,700	$935,551	$884,606

Allowance for Loan and Lease Losses:
Balance at beginning of period	$24,096	$15,181	$23,715	$15,094	$15,094
Provision charged to expense	3,500	3,902	6,900	7,503	21,574
Charge-offs
Real Estate:
1-4 family residential construction	—	388	—	454	536
Other Construction/Land	138	768	267	1,449	2,598
1-4 family — closed-end	32	538	265	907	1,650
Equity Lines	26	115	26	315	695
Multi-family residential	—	—	97	—	—
Commercial RE — owner occupied	553	—	572	—	26
Commercial RE — non-owner occupied	—	—	113	—	—
Farmland	—	—	—	—	—

Total Real Estate	749	1,809	1,340	3,125	5,505
Agricultural products	—	—	—	—	524
Commercial and Industrial	1,133	324	2,216	1,708	3,747
Small Business Administration Loans	54	20	100	124	—
Direct finance leases	—	85	505	97	97
Consumer loans	1,002	872	1,988	1,714	4,531

Total charge-offs	2,938	3,110	6,149	6,768	14,404

Recoveries
Real Estate:
1-4 family residential construction	—	174	25	174	271
Other Construction/Land	—	6	—	6	241
1-4 family—closed-end	3	5	6	5	10
Equity Lines	38	—	39	—	2
Multi-family residential	—	—	—	—	—
Commercial RE — owner occupied	—	—	—	—	—
Commercial RE — non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—

Total Real Estate	41	185	70	185	524
Agricultural products	—	—	—	—	—
Commercial and Industrial	41	56	91	136	549
Small Business Administration Loans	18	73	60	74	—
Direct finance leases	—	2	12	5	103
Consumer loans	116	69	175	129	275

Total recoveries	216	385	408	529	1,451

Net loan charge offs (recoveries)	2,722	2,725	5,741	6,239	12,953

Ending Balance	$24,874	$16,358	$24,874	$16,358	$23,715

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.26%	1.16%	1.33%	1.33%	1.40%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	2.87%	1.75%	2.87%	1.75%	2.68%
Allowance for Loan Losses to
Non-Performing Loans	47.83%	34.87%	47.83%	34.87%	50.49%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	10.94%	16.66%	23.08%	38.14%	54.62%
Net Loan Charge-offs to
Provision for Loan Losses	77.77%	69.84%	83.20%	83.15%	60.04%

As shown in the table, the Company’s provision for loan and lease losses was down $402,000, or 10%, in the second quarter of 2010 compared to the second quarter of 2009, and net charge-offs were about the same for both periods. For the first half of 2010 relative to the first half of 2009, the loan loss provision was down $603,000, or 8%, and net charge-offs declined by $498,000, or 8%. While the volume of real estate loan charge-offs dropped in 2010, the level of charge-offs for commercial loans and consumer loans increased. Charge-offs on direct finance leases were down for the quarter, but reflect a slight increase for the year-to-date comparison. Since our allowance for loan and lease losses is maintained at a level to cover probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. For all periods under comparison, our loan loss provision exceeded net charge-offs.

Nonperforming loans increased by 11% in the first half of 2010, and specific reserves for impaired loans were up by 18% during the same time frame. Specific reserves for impaired commercial loans, owner-occupied commercial real estate loans and consumer loans, in particular, have been strengthened. Based on our detailed evaluation of individual nonperforming real estate loans on our books at June 30, 2010, approximately $7.6 million in probable losses have been identified. An allowance was established for that amount, although losses totaling $2.2 million have been identified as uncollectible and were written off against that allowance. After the aforementioned write-downs there is a $5.4 million allowance remaining for $18.8 million in nonperforming real estate loans as of June 30, 2010, with another $23.4 million in nonperforming real estate loans requiring no allowance because the fair value of the collateral or net present value of expected cash flows exceeds the book value of the loans. The loss allowance established for specifically identified probable losses for other nonperforming loan categories, including commercial loans and leases, SBA loans, and consumer loans, totaled $5.2 million on loan balances of $9.8 million at June 30, 2010. The Company’s total allowance was 47.83% of nonperforming loans at June 30, 2010, relative to 50.49% at December 31, 2009 and 34.87% at June 30, 2009.

The allowance established for probable incurred losses for performing loans was $14.0 million at June 30, 2010. Despite declining loan balances, this represents a slight increase relative to the loss allowance of $13.9 million for performing loans at the end of 2009 due to higher historical loss factors. The Company considers its allowance for loan and lease losses at June 30, 2010 to be adequate to cover specifically identified losses and other losses inherent in its loan portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $47 million at June 30, 2010, compared to $34 million at December 31, 2009. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $31.6 million average of cash and due from banks for the first half of 2010 was just slightly higher than the $30.5 million average for all of 2009, despite the addition of branches in October 2009 and March 2010. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels, and our gradual conversion to check imaging at the branch level has also helped reduce the level of cash items in process of collection.

Net premises and equipment declined $128,000, or 1%, during the first half of 2010, since additions related to improvements on our new Farmersville branch were more than offset by the increase in accumulated depreciation on other buildings and equipment. “Other assets” were $1.1 million higher, with the most significant changes including a $2.5 million increase in current prepaid taxes, that was partially offset by lower deferred taxes and a drop in our prepaid FDIC assessment subsequent to payments made in the first half. At June 30, 2010, the $112 million balance of other assets includes as its largest components $31 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), an $11 million investment in low-income housing tax credit funds, approximately $26 million in OREO and other foreclosed assets, a $9 million investment in restricted stock, a deferred tax asset of $8 million, current prepaid income taxes totaling $3 million, accrued interest receivable totaling $6 million, goodwill of about $6 million, a prepaid FDIC assessment of $5 million, and $1 million in operating leases. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings. However, the FHLB of San Francisco suspended stock repurchases for a period of time and only recently started to repurchase stock at minimal levels, thus our $9 million FHLB stock investment is not expected to drop significantly even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB Interpretation No. 48, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the quarters and six-month periods ended June 30, 2010 and 2009 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at June 30, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution

(dollars in thousands, unaudited)	June 30, 2010	December 31, 2009
Demand	$247,102	$233,204
NOW	182,255	151,821
Savings	71,473	62,279
Money Market	165,104	165,097
CDAR’s < $100,000	2,711	12,937
CDAR’s > $100,000	62,335	129,194
Customer Time Deposit < $100,000	152,065	147,390
Customer Time deposits >$100,000	193,557	195,510
Brokered Deposits	15,000	28,000

Total Deposits	$1,091,602	$1,125,432

Percentage of Total Deposits
Demand	22.64%	20.72%
NOW	16.70%	13.49%
Savings	6.55%	5.53%
Money Market	15.12%	14.67%
CDAR’s < $100,000	0.25%	1.15%
CDAR’s > $100,000	5.71%	11.48%
Customer Time Deposit < $100,000	13.93%	13.10%
Customer Time deposits > $100,000	17.73%	17.37%
Brokered Deposits	1.37%	2.49%

Total	100.00%	100.00%

Total deposit balances dropped by $34 million, or 3%, during the first half of 2010, but core non-maturity deposits were up by $54 million, or 9%. The growth in non-maturity deposits is due in part to our aggressive deposit acquisition programs: Direct mail initiatives continue to provide top-of-mind brand and product awareness for businesses and consumers who might be considering a transition in banking relationships, our online checking product has been highly successful in generating growth in NOW deposits, and a dedicated sales group focused on business deposits has favorably impacted growth in non-interest bearing demand deposits. Recent staff enhancements are also expected to have a positive effect on business deposit growth in our branches. During the first six months of 2010, non-interest bearing demand deposits rose $14 million, or 6%, NOW deposits grew by $30 million, or 20%, savings deposits were up $9 million, or 15%, and money market deposit balances were static. Customer-sourced time deposits, including CDAR’s, declined by a total of $74 million, or 15%, due primarily to the fact that we have managed down balances from larger depositors to better control our liquidity position by reducing our exposure to potential single-customer withdrawals. Wholesale-sourced brokered deposits declined $13 million during the first half of 2010, and the outstanding balance of these deposits is now only $15 million. The remaining balance of wholesale brokered deposits matures in August and September of 2010, and management does not currently anticipate that it will be necessary to replace those maturing balances with additional brokered deposits.

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

The Company uses overnight and short-term FHLB advances and overnight fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no borrowings under repurchase agreements or overnight fed funds purchased outstanding at June 30, 2010 or December 31, 2009. Overnight FHLB advances totaled $32 million at June 30, 2010, up from zero at the end of 2009, but term FHLB advances declined by a total of $10 million during the same time frame. As of June 30, 2010, term FHLB borrowings totaled $20 million, comprised of $5 million in short-term advances (excluding overnight FHLB advances) and $15 million in the form of longer-term borrowings (remaining maturity over one year). The Company had $31 million in junior subordinated debentures at June 30, 2010 and December 31, 2009.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities dropped by $584,000, or 4%, during the first half of 2010, due mainly to a reduction in our reserve for current taxes subsequent to the payment of taxes during the half.

LIQUIDITY AND MARKET RISK MANAGEMENT

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. The Company manages its liquidity in such a fashion as to be able to meet any unexpected changes in liquidity needs. Detailed cash flow projections are prepared on a monthly basis, with various scenarios applied to simulate our ability to meet liquidity needs under adverse conditions, and liquidity ratios are also calculated and reviewed on a regular basis. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should the need arise.

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $101 million at June 30, 2010. An additional $123 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $70 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2010. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2010, unpledged securities, plus pledged securities in excess of current pledging requirements, comprised $230 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. The Company experienced a significant shift from contingent liquidity to actual balance sheet liquidity in the second quarter of 2010, due to the arrangement of a letter of credit from the FHLB for certain pledging requirements in place of investment securities. The FHLB letter of credit totaled $163 million at June 30, 2010. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average loans to assets ratios were 29% and 64%, respectively, at June 30, 2010, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were within policy guidelines at June 30, 2010. Strong growth in core deposits combined with loan runoff has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of June 30, 2010, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.	+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	5,360	-$	3,683	-$	2,008	-$884	-$	1,546	-$316
% Change		-9.46%		-6.50%		-3.55%	-1.56%		-2.73%	-0.56%

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

An increase in interest rates could also have an unfavorable effect on net interest income, although if not for the informal floor currently established for our internal prime lending rate our balance sheet would be slightly asset-sensitive, meaning that, all else being equal, net interest income would increase as rates go up. However, because of that floor, our model assumes that if there were an immediate increase of up to 200 basis points in interest rates, the Company’s net interest income could be as much as $1.5 million lower than in a flat rate scenario due to the re-pricing lag for many of our variable rate loans. As rates rise further and loan rates lift from their floors, or if management determines that it would not be detrimental to loan volume to raise the informal floor when market interest rates begin to rise, net interest income will benefit.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is essentially a gauge of longer-term exposure to interest rate risk. It is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement rates for each account type, while the fair value of non-financial accounts is assumed to equal book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. If a higher deposit decay rate is used then changes in EVE worsen, while the slope of the EVE simulations becomes significantly flatter if non-maturity deposits do not run off.

The table below shows estimated changes in the Company’s EVE as of June 30, 2010, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	+$	13,625	+$	5,825	+$	110	-$	12,001	-$	27,399	-$	35,511
% Change		+5.09%		+2.18%		+0.04%		-4.48%		-10.24%		-13.27%

In contrast to the slight asset sensitivity in our 12-month net interest income simulations, the EVE table displays a profile that is liability sensitive, meaning that EVE benefits in a declining rate scenario but falls in rising rate scenarios. The negative slope under rising rates is steeper than the positive slope in declining rates, due primarily to runoff assumptions for $666 million in non-maturity deposits. The EVE slope under rising rates would be even worse if not for the fact that non-maturity deposit decay rates declined in 2009, and model assumptions were adjusted accordingly. Our EVE profile has evolved considerably over the past few years. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. While our exposure to rising rates improved somewhat in 2009, we continue in our attempts to reduce the exposure of our economic value of equity to rising rates by focusing on variable rate loans and longer-maturity funding.

CAPITAL RESOURCES

At June 30, 2010, the Company had total shareholders’ equity of $139.8 million, comprised of $41.6 million in common stock, $1.3 million in additional paid-in capital, $92.6 million in retained earnings, and $4.2 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2009 was $134.5 million. The $5.3 million increase in shareholders’ equity during the first half was due in large part to the addition of $4.9 million in net earnings, less $1.4 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), was also $1.5 million higher, and the increase in capital related to stock options was $308,000.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. In addition to the minimum leverage ratio required to be classified as well capitalized, noted in the table below, the Bank has informally committed to the FDIC and the DFI that it will maintain a leverage ratio of at least 9%, and the Company has committed to the Federal Reserve Bank of San Francisco (the “FRB”) to take steps to ensure the Bank’s commitment in this regard. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $30 million in junior subordinated debentures on the Company’s balance sheet at June 30, 2010 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $12.6 million, or 51%, of our total allowance is currently included in Tier 2 capital. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.

The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

(dollars in thousands, unaudited)	June 30, 2010	December 31, 2009	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	17.27%	16.67%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	16.01%	15.41%	6.00%
Tier 1 Leverage Ratio	12.07%	11.91%	5.00%

Bank of the Sierra
Total Capital to Total Risk-w eighted Assets	16.83%	16.04%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	15.56%	14.78%	6.00%
Tier 1 Leverage Ratio	11.72%	11.44%	5.00%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2009, except that the Company has informally committed to the FRB that it will notify the FRB prior to paying any dividends on its common stock.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2010:

	April	May	June
Total shares purchased	0	0	0
Average per share price	N/A	N/A	N/A
Number of shares purchased as part of publicly announced plan or program	N/A	N/A	N/A
Maximum number of shares remaining for purchase under a plan or program (1)	100,669	100,669	100,669

(1)	The current stock repurchase plan became effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be purchased by the Company from time to time. That amount was supplemented by 250,000 shares on May 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007. Any future purchases pursuant to this program will require the prior written approval of the FRB.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 9, 2010	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

August 9, 2010	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Chief Financial Officer & Chief Accounting Officer