Form 10-Q
period 2010-09-30
SIERRA BANCORP
filed 2010-11-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Common stock, no par value, 13,976,741 shares outstanding as of November 1, 2010

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
ASSETS
Cash and due from banks	$41,368	$34,308
Interest-bearing deposits in other banks	325	31,926
Federal funds sold	478	—

Total Cash & Cash Equivalents	42,171	66,234
Investment securities available for sale	318,032	278,168
Loans and leases:
Gross loans and leases	827,278	884,606
Allowance for loan and lease losses	(19,834)	(23,715)
Deferred loan and lease fees, net	(49)	(640)

Net Loans and Leases	807,395	860,251
Premises and equipment, net	20,128	20,069
Other assets	112,329	110,827

TOTAL ASSETS	$1,300,055	$1,335,549

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$245,424	$233,204
Interest bearing	844,131	892,228

Total Deposits	1,089,555	1,125,432
Federal funds purchased and repurchase agreements	—	—
Short-term borrowings	12,260	10,000
Long-term borrowings	15,000	20,000
Other liabilities	13,843	14,709
Junior subordinated debentures	30,928	30,928

TOTAL LIABILITIES	1,161,586	1,201,069

SHAREHOLDERS’ EQUITY
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued	—	—
Common stock, no par value; 24,000,000 shares authorized; 11,650,741 and 11,620,491 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	41,607	41,371
Additional paid in capital	1,361	1,248
Retained earnings	92,816	89,142
Accumulated other comprehensive income	2,685	2,719

TOTAL SHAREHOLDERS’ EQUITY	138,469	134,480

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,300,055	$1,335,549

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$13,074	$14,336	$40,147	$44,471
Interest on investment securities:
Taxable	2,131	2,038	6,282	6,124
Tax-exempt	695	637	2,012	1,846
Interest on Federal funds sold and interest-bearing Deposits	8	2	30	79
Dividends on Equity Investments	—	11	—	73

Total interest income	15,908	17,024	48,471	52,593
Interest expense:
Interest on deposits	1,496	2,229	4,825	8,189
Interest on short-term borrowings	49	98	141	337
Interest on long-term borrowings	143	186	461	611
Interest on mandatorily redeemable trust preferred securities	198	190	553	734

Total interest expense	1,886	2,703	5,980	9,871
Net Interest Income	14,022	14,321	42,491	42,722
Provision for loan losses	6,380	10,473	13,280	17,976

Net Interest Income after Provision for Loan Losses	7,642	3,848	29,211	24,746
Non-interest revenue:
Service charges on deposit accounts	2,959	3,030	8,549	8,582
Gains on investment securities available-for-sale	2,639	1,005	2,639	1,099
Other	1,455	1,523	3,715	3,555

Total other operating income	7,053	5,558	14,903	13,236
Other operating expense:
Salaries and employee benefits	4,582	3,543	15,511	14,033
Occupancy expense	1,774	1,792	5,332	5,148
Other	8,239	5,406	17,473	13,760

Total other operating expenses	14,595	10,741	38,316	32,941

Income before income taxes	100	(1,335)	5,798	5,041
Provision for income taxes	(787)	(1,441)	27	(354)

Net Income	$887	$106	$5,771	$5,395

PER SHARE DATA
Book value	$11.88	$11.38	$11.88	$11.38
Cash dividends	$0.06	$0.09	$0.18	$0.30
Earnings per share basic	$0.08	$0.01	$0.50	$0.54
Earnings per share diluted	$0.08	$0.01	$0.49	$0.54
Average shares outstanding, basic	11,650,137	10,376,980	11,642,517	9,913,159
Average shares outstanding, diluted	11,738,067	10,457,054	11,728,261	9,992,984

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows from Operating Activities
Net Income	$5,771	$5,395
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	$(2,639)	$(1,099)
Gain on sales of loans	(60)	(58)
Loss on disposal of fixed assets	114	17
Loss on sale on foreclosed assets	446	89
Writedown on foreclosed assets	4,473	1,180
Share-based compensation expense	98	119
Provision for loan losses	13,280	17,977
Depreciation and amortization	2,237	2,343
Net amortization on securities premiums and discounts	2,249	139
Increase in unearned net loan fees	(590)	(982)
Increase in cash surrender value of life insurance policies	(1,022)	(1,332)
Proceeds from sales of loan portfolio	1,225	—
Net (decrease) increase in loans held-for-sale	(320)	4,812
Increase in interest receivable and other assets	(1,146)	(5,359)
Decrease in other liabilities	(851)	(987)
Excess tax benefit from share-based payment arrangements	(143)	—

Net cash provided by operating activities	23,122	22,254

Cash Flows from Investing Activities
Maturities of securities available for sale	6,251	8,897
Proceeds from sales/calls of securities available for sale	74,183	30,460
Net decrease in FHLB Stock	667	—
Purchases of securities available for sale	(169,921)	(92,225)
Principal paydowns on securities available for sale	49,951	37,223
Decrease in loans receivable, net	29,638	4,449
Purchases of premises and equipment, net	(1,989)	(2,522)
Proceeds from sales of foreclosed assets	4,520	775

Net cash used in investing activities	(6,700)	(12,943)

Cash Flows from Financing Activities
(Decrease) Increase in deposits	(35,877)	1,353
Decrease in borrowed funds	(2,740)	(20,700)
Decrease in repurchase agreements	—	(24,375)
Cash dividends paid	(2,097)	(2,904)
Proceeds from issuance of common stock	—	20,427
Stock options exercised	229	94

Net cash used in financing activities	(40,485)	(26,105)

Decrease in cash and due from banks	(24,063)	(16,794)
Cash and Cash Equivalents
Beginning of period	66,234	51,510

End of period	$42,171	$34,716

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts and submit certain loan applications online. The Bank’s newest “brick and mortar” branch opened in March 2010 in the city of Farmersville, and prior to that we established a second branch in the City of Tulare in October 2009. We are also currently constructing a branch in the city of Selma that should be ready to open by early 2011. In addition, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at eight different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In July 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. To achieve those objectives, ASU 2010-20 requires additional disclosures that facilitate the evaluation of the nature of credit risk inherent in the entity’s portfolio of financing receivables, enhance the understanding of how that risk is analyzed and assessed in arriving at the allowance for credit losses, and discuss the changes and reasons for those changes in the allowance for credit losses. A reporting entity should provide disclosures on a disaggregated basis, including portfolio segment and class of financing receivable. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. Classes of financing receivables generally are a disaggregation of portfolio segment. For public entities, including the Company, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Since ASU 2010-20 affects only disclosure requirements for credit quality and the allowance for loan and lease losses, the adoption of this update is not expected to have a material impact on the Company’s results of operations or financial position.

In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset, such as acquired loans that have evidence of credit deterioration upon acquisition and are accounted for under the guidance in The FASB Accounting Standards Codification™ ( “ASC”) 310-30. ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring, or should remain in the pool after modification. ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change. The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The adoption of ASU 2010-18 for the third quarter of 2010 did not have a material impact on the Company’s results of operations, financial position or disclosures.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2010 and 2009, cash paid for interest due on interest-bearing liabilities was $6.5 million and $10.7 million, respectively. There was $5.4 million in cash paid for income taxes during the nine months ended September 30, 2010, and $4.8 million in cash paid for income taxes during the nine months ended September 30, 2009. Assets totaling $14.1 million and $20.5 million were acquired in settlement of loans for the nine months ended September 30, 2010 and September 30, 2009, respectively, while we received $4.5 million in cash from the sale of foreclosed assets during the first nine months of 2010 relative to $822,000 during the first nine months of 2009. There were no loans extended to finance the sale of other real estate during the nine months ended September 30, 2010 or 2009.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 360,178 shares that were granted prior to the termination of the

1998 Plan were still outstanding as of September 30, 2010 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options were granted in the fourth quarters of 2009, 2008, and 2007, and the number remaining available for grant as of September 30, 2010 was 1,201,400. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $30,000 was reflected in the Company’s income statement during the third quarter of 2010 and $40,000 was charged during the third quarter of 2009, as compensation expense related to outstanding and unvested stock options. For the first nine months, these charges amounted to $96,000 in 2010 and $119,000 in 2009.

Note 6 – Earnings Per Share

Earnings per share, as presented in the Consolidated Statements of Income, is computed based on the weighted average number of shares outstanding during each period. There were 11,650,137 weighted average shares outstanding during the third quarter of 2010, and 10,376,980 during the third quarter of 2009. There were 11,642,517 weighted average shares outstanding during the first nine months of 2010, and 9,913,159 during the first nine months of 2009.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2010, the dilutive effect of options outstanding calculated under the treasury stock method totaled 87,930 and 85,744, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2009, shares totaling 80,074 and 79,825, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income. The Company’s only source of other comprehensive income is derived from unrealized gains and losses on available-for-sale investment securities. Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period. The Company’s comprehensive income was as follows:

Comprehensive Income

	For the Three-Month Period Ended September 30,		For the Nine-Month Period Ended September 30,
(dollars in thousands, unaudited)	2010	2009	2010	2009
Net Income	$887	$106	$5,771	$5,395
Other comprehensive income:
Unrealized holding gain	27	4,818	2,577	5,129
Less: reclassification adjustment	2,639	1,005	2,639	1,099

Pre-tax other comprehensive (loss) gain	(2,612)	3,813	(62)	4,030
Less: tax impact of above	(1,098)	1,603	(26)	1,694

Net other comprehensive (loss) gain	(1,514)	2,210	(36)	2,336

Comprehensive (loss) income	$(627)	$2,316	$5,735	$7,731

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for making loans included on the balance sheet. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	September 30, 2010	December 31, 2009
Commitments to extend credit	$138,900	$162,012
Standby letters of credit	$6,989	$10,071
Commercial letters of credit	$10,266	$10,772

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at September 30, 2010 and December 31, 2009:

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

Estimated fair values for the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

Fair Value of Financial Instruments

	September 30, 2010		December 31, 2009
(dollars in thousands, unaudited)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$42,171	$42,171	$66,234	$66,234
Investment securities available for sale	318,032	318,032	278,168	278,168
Loans and leases, net	807,395	847,047	860,251	883,115
Cash surrender value of life ins. Policies	31,091	31,091	30,069	30,069
Other investments	8,694	8,694	9,361	9,361
Investments in limited partnerships	11,707	11,707	11,960	11,960
Accrued interest receivable	5,440	5,440	5,977	5,977

Financial Liabilities:
Deposits	$1,089,555	$1,089,504	$1,125,432	$1,125,917
Overnight borrowings	7,260	7,260	—	—
Term borrowings	20,000	20,917	30,000	30,947
Subordinated debentures	30,928	11,551	30,928	15,310
Limited partnership capital commitment	764	764	969	969
Accrued interest payable	643	643	1,185	1,185

	Notional Amount		Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$138,900		$162,012
Standby letters of credit	6,989		10,071
Commercial letters of credit	10,266		10,772

For each category of financial assets that were actually reported at fair value at September 30, 2010, the Company used the following methods and significant assumptions:

•

Investment Securities: The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the their relationship to other benchmark quoted securities.

•

Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are thus not relevant for reporting purposes. If available for sale loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

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

Assets reported at fair value on a recurring basis are summarized below:

(dollars in thousands, unaudited)	Period Ended September 30, 2010	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Debt Securities	$316,795	$—	$316,768	$27
Available for Sale Equity Investments	$1,237	$1,237	$—	$—
Loans held for Sale	$320	$320	$—	$—

(dollars in thousands, unaudited)	Year Ended December 31, 2009	Fair Value Measurements Using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Available for Sale Debt Securities	$276,807	$—	$276,807	$—
Available for Sale Equity Investments	$1,361	$1,361	$—	$—
Loans held for Sale	$376	$376	$—	$—

The following table presents the changes in level 3 assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Balance as of January 1, 2010	Total Realized/Unrealized Gains (Losses) Included in		Purchases, Sales, Issuances, and Settlements, Net	Transfers In and/or Out of Level 3	Balance as of September 30, 2010
		Net Income	Other Comprehensive Income
Available for sale Securities Corporate Bonds	$—	$—	$—	$27	$—	$27

Total Available for sale	$—	$—	$—	$27	$—	$27

Assets for which a nonrecurring change in fair value has been recorded are summarized below:

	Balance as of September 30, 2010	Fair Value Measurements Using,			For Nine Months Ended Sep. 30, 2010 (Loss)
(dollars in thousands, unaudited)		Level 1	Level 2	Level 3
Impaired Loans	$8,489	$—	$4,274	$4,215	$(1,364)
Foreclosed Assets	25,898	—	3,941	21,957	(7,190)

	Balance as of December 31, 2009	Fair Value Measurements Using,			For the Year Ended Dec. 31, 2009 (Loss)
		Level 1	Level 2	Level 3
Impaired Loans	$6,131	$—	$2,761	$3,370	$(355)
Foreclosed Assets	26,654	—	25,594	1,060	(3,846)

As noted, the table above includes information on period-end impaired loan balances for which a write-down has been taken. Information on the Company’s total impaired loan balances, and specific loss reserves associated with those balances, is included in Management’s Discussion and Analysis of Financial Condition and Results of Operation, in the “Loan Portfolio” and “Allowance for Loan and Lease Losses” sections.

Note 10 – Subsequent Events

On October 19, 2010, Sierra Bancorp sold 2,325,000 shares of its common stock at a price of $10.00 per share, in a registered direct offering to select institutional investors. The shares were sold pursuant to the Company’s $100 million shelf registration that became effective on July 28, 2010. The aggregate proceeds totaled $23.3 million, while net proceeds from the offering, after placement fees and other transaction expenses, were approximately $22.0 million. Proceeds are available for general corporate purposes as described in the Company’s Prospectus Supplement concerning the offering filed with the SEC on October 14, 2010 pursuant to SEC Rule 424(b)(5).

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include, but are not limited to, continued deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and future laws and regulations to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2010 compared to Third Quarter 2009

Net income for the quarter ended September 30, 2010 was $887,000, compared to net income of $106,000 for the quarter ended September 30, 2009. With pretax income of only $100,000, however, the third quarter of 2010 was essentially a break-even quarter, and we had a pretax loss of $1.3 million in the third quarter of 2009. We had an income tax accrual reversal in both quarters, precipitated by the impact of tax credits on a low level of taxable income or loss. Basic and diluted earnings per share for the third quarter of 2010 were $0.08, compared to $0.01 basic and diluted earnings per share for the third quarter of 2009. The Company’s annualized return on average equity was 2.49% and annualized return on average assets was 0.27% for the quarter ended September 30, 2010, compared to a return on equity of 0.35% and return on assets of 0.03% for the quarter ended September 30, 2009. The primary drivers behind the variance in net income are as follows:

•	Net interest income was down $299,000, or 2%, due to a 10 basis point decline in our net interest margin.

•

We provided $6.4 million for loan losses in the third quarter of 2010 relative to $10.5 million in the third quarter of 2009, a reduction of $4.1 million, or 39%. Net charge-offs totaled $11.4 million in the third quarter of 2010, relative to $3.5 million in the third quarter of 2009. The loan loss provision declined despite the increase in net loan charge-offs for the comparative periods, because most of the charge-offs in the third quarter of 2010 were against previously-established specific reserves for certain impaired loan balances. The provision for both quarters represents the amount necessary to replenish reserves, as required, and to enhance specific reserves on newly-impaired loans and certain other impaired loans.

•	Total non-interest revenue increased by $1.5 million, or 27%, primarily due to $2.6 million in gains on securities in the third quarter of 2010 relative to $1.0 million in the third quarter of 2009.

•

Total other operating expense increased by $3.9 million, or 36%. This increase was driven by a $3.0 million increase in OREO write-downs, since our single largest OREO property was re-appraised at a lower value, and an increase of $1.0 million, or 29%, in salaries and benefits, which were up mainly because of the relative impact of adjustments to incentive compensation accruals. Due to a shortfall in net income relative to internal targets in both 2010 and 2009, incentive compensation accruals totaling approximately $700,000 were reversed in the third quarter of 2010, while $1.6 million was reversed out of accrued salaries and benefits in the third quarter of 2009.

•

As noted above, the Company experienced income tax accrual reversals of $787,000 the third quarter of 2010 and $1.4 million the third quarter of 2009, due to a high level of tax credits available relative to the taxable income or loss for those quarters. The tax credits have a greater impact than might otherwise be expected due to the favorable effect of tax-exempt interest income and BOLI income when determining taxable income.

First Nine Months of 2010 Compared to First Nine Months of 2009

Net income for the first nine months of 2010 was $5.8 million, an increase of $376,000, or 7%, relative to net income for the first nine months of 2009. Basic and diluted earnings per share were $0.50 and $0.49, respectively, for the first nine months of 2010, compared to $0.54 basic and diluted earnings per share for the first nine months of 2009. The Company realized an annualized return on average equity of 5.56% for the first nine months of 2010 and 6.39% for the first nine months of 2009, and a return on assets for the same periods of 0.58% and 0.55%, respectively. The principal reasons for the net income variance for the comparative nine month periods include the following:

•

Net interest income declined $231,000, or about one-half of one percent, due mainly to a $7 million decline in average interest-earning assets, although that was offset in small part by a 1 basis point improvement in our net interest margin.

•

The Company’s provision for loan losses was $13.3 million in the first nine months of 2010, which represents a drop of $4.7 million, or 26%, relative to the first nine months of 2009. Net charge-offs were $7.5 million higher, but, as with the quarterly comparison, most of the increase represents the charge-off of specific reserves for certain impaired loans.

•

Total non-interest income increased by $1.7 million, or 13%. Similar to the quarterly comparison, the largest impact came from a $1.5 million increase in gains taken on the sale of investment securities.

•

Total non-interest expense reflects an increase of $5.4 million, or 16%, for the first nine months of 2010. The largest increase within this category came from a $3.3 million increase in OREO write-downs, although we also experienced increases of $1.5 million in personnel costs, $555,000 in foreclosed asset expenses, $486,000 in deposit-related costs, and $285,000 in data processing costs. Those increases were partially offset by a $745,000 drop in FDIC costs, due to in large part to the $595,000 special assessment in the second quarter of 2009.

•

Our tax accrual rate was only one-half of one percent for the first nine months of 2010, as the result of the impact of tax credits on a relatively low level of taxable income. We had an income tax accrual reversal for the first nine months of 2009, due to the fact that tax credits exceeded our tax liability. Our tax accrual rate is very sensitive to changes in pretax income, because of our current level of tax-exempt interest income, BOLI income, and tax credits relative to pretax income.

FINANCIAL CONDITION SUMMARY

September 30, 2010 relative to December 31, 2009

The Company’s assets totaled $1.300 billion at September 30, 2010, a drop of 3% relative to total assets of $1.336 billion at December 31, 2009. The most significant characteristics of, and changes in, the Company’s balance sheet during the first nine months of 2010 are outlined below:

•

Total assets dropped by $35 million, or 3%, despite an increase of $40 million, or 14%, in investment securities, due to a reduction in interest-bearing deposits in the Federal Reserve Bank and lower loan and lease balances. Gross loan and lease balances were down by $57 million, or 6%, due to runoff in the normal course of business, charge-offs, transfers to OREO, and relatively weak loan demand, as well as loan payoffs and sales.

•

Total nonperforming assets increased by $5 million, or 7%, to $77 million at September 30, 2010 from $73 million at December 31, 2009. Since the ending balance was virtually unchanged relative to the end of the first and second quarters, all of the net increase came during the first three months of the year. Nonperforming assets were 9.07% of total loans plus foreclosed assets at September 30, 2010, and 7.98% at December 31, 2009. Performing restructured troubled debt balances (TDR’s) declined by $16.0 million, or 57%, during the first nine months of 2010. The decline in TDR’s is due to loan balances that were upgraded because they are well-seasoned and paying interest at market rates, as well as the placement on non-accrual status of a loan that is still paying interest as agreed but for which the collection of a portion of outstanding principal is in doubt.

•

As of September 30, 2010, our allowance for loan and lease losses was 2.40% of total loans, relative to 2.68% at December 31, 2009. The allowance also declined to 39% of nonperforming loans at September 30, 2010, from 50% at December 31, 2009. As noted above, the decline in our loan loss allowance is the result of charging off, against specific reserves, certain impaired loan balances that were determined to be uncollectible.

•

Total deposits declined by $36 million, or 3%, although core non-maturity deposits were up by $39 million, or 6%. Customer-sourced time deposits declined by a total of $47 million, or 10%, due primarily to the fact that we have managed down balances from larger depositors to reduce our exposure to potential single-customer withdrawals. We were also able to let $28 million in wholesale-sourced brokered deposits roll off, and FHLB borrowings were down by $3 million.

•

Due to an increase in capital and reduction in risk-adjusted assets, our capital ratios continued to strengthen in the first nine months of 2010. At September 30, 2010, our consolidated total risk-based capital ratio was 17.67%, our tier one risk-based capital ratio was 16.41%, and our tier one leverage ratio was 12.06%.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the third quarter of 2010 relative to the third quarter of 2009, net interest income declined by $299,000, or 2%. For the first nine months, net interest income declined by $231,000, or 1%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

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

Average Balances and Rate

	For the Quarter Ended September 30, 2010 (a) (b) (f)			For the Quarter Ended September 30, 2009 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$11,832	$8	0.27%	$2,013	$2	0.39%
Taxable	248,647	2,131	3.40%	184,884	2,038	4.37%
Non-taxable	71,401	695	5.94%	62,639	637	4.03%
Equity	1,404	—	0.00%	2,581	11	1.69%

Total Investments	333,284	2,834	3.82%	252,117	2,688	4.77%

Loans and Leases: (c) (e)
Agricultural	10,090	134	5.27%	12,929	180	5.52%
Commercial	111,574	1,678	5.97%	141,230	2,093	5.88%
Real Estate	610,432	10,039	6.52%	640,061	10,536	6.53%
Consumer	49,193	1,079	8.70%	60,235	1,318	8.68%
Direct Financing Leases	10,432	144	5.48%	14,165	209	5.85%
Other	52,246	—	0.00%	54,893	—	0.00%

Total Loans and Leases	843,967	13,074	6.15%	923,513	14,336	6.16%

Total Interest Earning Assets (e)	1,177,251	15,908	5.49%	1,175,630	17,024	5.86%

Other Earning Assets	8,861			9,361
Non-Earning Assets	137,745			109,077

Total Assets	$1,323,857			$1,294,068

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$185,427	$406	0.87%	$116,113	$126	0.43%
Savings Accounts	72,308	47	0.26%	63,410	42	0.26%
Money Market	158,284	226	0.57%	162,172	507	1.24%
CDAR’s	52,953	124	0.93%	144,247	523	1.44%
Certificates of Deposit < $100,000	178,118	336	0.75%	121,876	408	1.33%
Certificates of Deposit ≥ $100,000	196,438	320	0.65%	199,204	485	0.97%
Brokered Deposits	7,609	37	1.93%	30,663	138	1.79%

Total Interest Bearing Deposits	851,137	1,496	0.70%	837,685	2,229	1.06%
Borrowed Funds:
Federal Funds Purchased	9	—	0.00%	473	1	0.84%
Repurchase Agreements	—	—	0.00%	10,802	5	0.18%
Short Term Borrowings	13,281	49	1.46%	27,067	92	1.35%
Long Term Borrowings	15,000	143	3.78%	20,000	186	3.69%
TRUPS	30,928	198	2.54%	30,928	190	2.44%

Total Borrowed Funds	59,218	390	2.61%	89,270	474	2.11%

Total Interest Bearing Liabilities	910,355	1,886	0.82%	926,955	2,703	1.16%

Demand Deposits	249,563			233,791

Other Liabilities	22,555			14,664

Shareholders’ Equity	141,384			118,658
Total Liabilities and Shareholders’ Equity	$1,323,857			$1,294,068

Interest Income/Interest Earning Assets			5.49%			5.86%
Interest Expense/Interest Earning Assets			0.64%			0.91%

Net Interest Income and Margin (d)		$14,022	4.85%		$14,321	4.95%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Net loan costs have been included in the calculation of interest income. Net loan costs were approximately $143 thousand and $75 thousand for the quarters ended September 30, 2010 and 2009.
Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

Average Balances and Rates

	Nine Months Ended September 30, 2010 (a) (b) (f)			Nine Months Ended September 30, 2009 (a) (b) (f)
(dollars in thousands, except per share data)	Average Balance	Income/ Expense	Average Rate/Yield	Average Balance	Income/ Expense	Average Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$14,607	$30	0.27%	$10,482	$79	1.01%
Taxable	235,065	6,282	3.57%	180,714	6,124	4.53%
Non-taxable	67,863	2,012	6.10%	60,771	1,846	6.25%
Equity	1,510	—	0.00%	1,990	73	4.90%

Total Investments	319,045	8,324	3.94%	253,957	8,122	4.80%

Loans and Leases: (c) (e)
Agricultural	9,828	376	5.12%	12,781	540	5.65%
Commercial	116,618	5,216	5.98%	142,427	6,252	5.87%
Real Estate	619,894	30,732	6.63%	653,818	32,957	6.74%
Consumer	51,710	3,342	8.64%	63,031	4,034	8.56%
Direct Financing Leases	11,360	481	5.66%	15,605	688	5.89%
Other	53,181	—	0.00%	47,027	—	0.00%

Total Loans and Leases	862,591	40,147	6.22%	934,689	44,471	6.36%

Total Interest Earning Assets (e)	1,181,636	48,471	5.61%	1,188,646	52,593	6.03%

Other Earning Assets	9,137			9,361
Non-Earning Assets	132,487			109,113

Total Assets	$1,323,260			$1,307,120

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
NOW	$176,095	$1,320	1.00%	$109,170	$311	0.38%
Savings Accounts	69,039	124	0.24%	60,709	129	0.28%
Money Market	166,879	723	0.58%	153,799	1,594	1.39%
CDAR’s	81,732	555	0.91%	132,015	1,769	1.79%
Certificates of Deposit < $100,000	155,927	952	0.82%	119,487	1,506	1.69%
Certificates of Deposit ≥ $100,000	194,660	941	0.65%	206,645	1,776	1.15%
Brokered Deposits	14,553	210	1.93%	73,304	1,104	2.01%

Total Interest Bearing Deposits	858,885	4,825	0.75%	855,129	8,189	1.28%
Borrowed Funds:
Federal Funds Purchased	4	—	0.00%	387	1	0.35%
Repurchase Agreements	—	—	0.00%	19,917	35	0.23%
Short Term Borrowings	16,465	141	1.14%	20,377	301	1.97%
Long Term Borrowings	16,392	461	3.76%	22,674	611	3.60%
TRUPS	30,928	553	2.39%	30,928	734	3.17%

Total Borrowed Funds	63,789	1,155	2.42%	94,283	1,682	2.39%

Total Interest Bearing Liabilities	922,674	5,980	0.87%	949,412	9,871	1.39%

Demand Deposits	245,378			229,793

Other Liabilities	16,524			15,015

Shareholders’ Equity	138,684			112,900
Total Liabilities and Shareholders’ Equity	$1,323,260			$1,307,120

Interest Income/Interest Earning Assets			5.61%			6.03%
Interest Expense/Interest Earning Assets			0.68%			1.11%

Net Interest Income and Margin (d)		$42,491	4.93%		$42,722	4.92%

(a)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(b)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(c)	Net loan costs have been included in the calculation of interest income. Net loan costs were approximately $331 thousand and $31 thousand for the nine months ended September 30, 2010 and 2009.
Loans are gross of the allowance for possible loan losses.
(d)	Represents net interest income as a percentage of average interest-earning assets.
(e)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(f)	Annualized

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance.

Volume & Rate Variances

(dollars in thousands)	Quarter Ended September 30, 2010 over 2009			Nine Months Ended September 30, 2010 over 2009

	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	10	(4)	6	31	(80)	(49)
Taxable	703	(610)	93	1,842	(1,684)	158
Non-taxable (1)	89	(31)	58	215	(49)	166
Equity	(5)	(6)	(11)	(18)	(55)	(73)

Total Investments	797	(651)	146	2,070	(1,868)	202

Loans and Leases:
Agricultural	(40)	(6)	(46)	(125)	(39)	(164)
Commercial	(439)	24	(415)	(1,133)	97	(1,036)
Real Estate	(488)	(9)	(497)	(1,710)	(515)	(2,225)
Consumer	(242)	3	(239)	(725)	33	(692)
Direct Financing Leases	(55)	(10)	(65)	(187)	(20)	(207)
Other	—	—	—	—	—	—

Total Loans and Leases	(1,264)	2	(1,262)	(3,880)	(444)	(4,324)

Total Interest Earning Assets	(467)	(649)	(1,116)	(1,810)	(2,312)	(4,122)

Liabilities
Interest Bearing Deposits:
NOW	75	205	280	191	818	1,009
Savings Accounts	6	(1)	5	18	(23)	(5)
Money Market	(12)	(269)	(281)	136	(1,007)	(871)
CDAR’s	(331)	(68)	(399)	(674)	(540)	(1,214)
Certificates of Deposit < $100,000	188	(260)	(72)	459	(1,013)	(554)
Certificates of Deposit > $100,000	(7)	(158)	(165)	(103)	(732)	(835)
Brokered Deposits	(104)	3	(101)	(885)	(9)	(894)

Total Interest Bearing Deposits	(185)	(548)	(733)	(858)	(2,506)	(3,364)

Borrowed Funds:
Federal Funds Purchased	(1)	—	(1)	(1)	—	(1)
Repurchase Agreements	(5)	—	(5)	(35)	—	(35)
Short Term Borrowings	(47)	4	(43)	(58)	(102)	(160)
Long Term Borrowings	(47)	4	(43)	(169)	19	(150)
TRUPS	—	8	8	—	(181)	(181)

Total Borrowed Funds	(100)	16	(84)	(263)	(264)	(527)

Total Interest Bearing Liabilities	(285)	(532)	(817)	(1,121)	(2,770)	(3,891)

Net Interest Margin/Income	(182)	(117)	(299)	(689)	458	(231)

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the volume variance for the third quarter of 2010 relative to the third quarter of 2009 was negative $182,000, despite the fact that average interest-earning assets were about $2 million higher in the third quarter of 2010. The negative volume variance was primarily the result of balance movement within assets, where we experienced an $80 million drop in average loans due to declining balances of relatively high-yielding real estate, commercial and consumer loans. The average balance of investments increased $81 million, but investment yields are significantly lower than our average loan yields. Furthermore, the average balance of non-earning assets increased by $29 million, due mainly to an increase of $13 million in the average balance of OREO, a $5 million increase in our prepaid FDIC assessment, and a higher deferred tax asset balance. The unfavorable shift in average asset balances was partially offset by favorable changes on the liability side, where we experienced movement out of CDARS, brokered deposits, and wholesale borrowings into lower-cost core deposits. An increase in average equity, resulting from our private placement in August 2009 and the addition of net income, also helped reduced our reliance on interest-bearing liabilities and thus helped limit the magnitude of the negative volume variance.

The rate variance was also negative for the quarter, contributing $117,000 to the drop in net interest income. There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 37 basis points lower due to the addition of investment securities in a relatively low-rate environment. The weighted average cost of interest-bearing liabilities was also 34 basis points lower, due primarily to an improving deposit mix, as well as easing of competitive pressures on money market and time deposit rates that was partially offset by an increase in the cost of NOW deposits resulting from growth in our relatively high-rate Reward Checking product. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the third quarter of 2009, which is the base period for the rate variance calculation, was $249 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Net interest reversals, totaling $260,000 for the third quarter of 2010 and $355,000 for the third quarter of 2009, also impacted the rate variance and relative level of net interest income for the comparative quarters.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.85% in the third quarter of 2010, a decline of 10 basis points relative to the third quarter of 2009. The principal negative pressure on our net interest margin for the quarter came from the unfavorable shift in average asset balances. Having a positive impact for the quarterly comparison were increases of $23 million in average equity and $16 million in average non-interest bearing demand deposit balances, which reduced our reliance on interest-bearing liabilities, and a $95,000 reduction in net interest reversals.

For the first nine months of 2010 relative to the first nine months of 2009, the negative variance in net interest income attributable purely to volume changes was $689,000, while there was a favorable rate variance of $458,000. The negative volume variance was due in part to the fact that average interest-earning assets declined by $7 million, or 1%, for the comparative periods. Furthermore, there was movement out of average performing loan balances into lower-yielding investments, OREO, and nonperforming loans, although that unfavorable shift was partially offset by relatively strong growth in the average balance of low-cost customer deposits and equity.

Many of the same factors discussed for the quarterly rate variance are applicable with regard to the rate variance for the year-to-date comparison, but for the comparative year-to-date periods the weighted average cost of interest-bearing liabilities fell by 10 basis points more than did our yield on average interest-earning assets. For the first nine months of 2010 relative to the first nine months of 2009, the weighted average cost of interest-bearing liabilities fell by 52 basis points while the weighted average yield on earning assets was only 42 basis points lower, tilting the balance in favor of a positive rate variance.

The Company’s net interest margin for the first nine months of 2010 was 4.93%, an improvement of 1 basis point relative to the net interest margin of 4.92% in the first nine months of 2009. For the first nine months, the relatively large drop in our cost of interest-bearing liabilities, combined with increases of $26 million in average equity and $16 million in average non-interest bearing demand deposits, helped to offset negative pressures. Those negative forces include a shift into lower yielding investment securities, a $17 million increase in average OREO, a $6 million increase in our prepaid FDIC assessment, and a higher level of deferred tax assets. Net interest reversals were also modestly lower in the first nine months of 2010, falling to $665,000 relative to $711,000 in the first nine months of 2009.

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

The Company’s provision for loan losses was reduced by $4.1 million, or 39%, in the third quarter of 2010 relative to the third quarter of 2009, and by $4.7 million, or 26%, in the first nine months of 2010 relative to the first nine months of 2009. The loan loss provision typically includes reserve replenishment subsequent to loan charge-offs, as well as the enhancement of general reserves for performing loans and specific reserves for impaired loans as needed pursuant to a detailed analysis of the adequacy our allowance for loan and lease losses. For 2010, the provision has primarily been used to establish specific reserves for loan and lease balances that have been transferred to non-accrual status. Balances transferred to non-accrual status totaled $23 million for the third quarter, and $47 million for the first nine months of 2010. Total specific reserves for nonperforming loans actually declined by $4.3 million at September 30, 2010 relative to December 31, 2009, however, because many of the balances charged-off in 2010 were against specific reserves which had been established in prior periods. The charge-off against specific reserves reduced or eliminated the need for reserves on certain nonperforming loans, thus those charge-offs did not necessarily create the need for reserve replenishment. Net loans charged off in the third quarter of 2010 totaled $11.4 million relative to $3.5 million in the third quarter of 2009, while net charge-offs were $17.2 million for the first nine months of 2010 relative to $9.7 million in the first nine months of 2009. Our 2010 loan loss provision was also used to enhance general reserves for losses inherent in performing loans. Those reserves increased by $395,000 despite a drop of $57 million in gross loan balances, due to higher historical loss factors and qualitative factor adjustments that raised our estimate of probable losses in the performing loan portfolio. The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the third quarter and first nine months of 2010 relative to the third quarter and first nine months of 2009:

Non Interest Income/Expense

	For the Quarter Ended September 30,				For the Nine-Month Period Ended September 30,
(dollars in thousands, unaudited)	2010	% of Total	2009	% of Total	2010	% of Total	2009	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,959	41.95%	$3,030	54.51%	$8,549	57.36%	$8,582	64.83%
Other service charges, commissions & fees	$1,001	14.19%	826	14.86%	3,155	21.17%	2,200	16.61%
Gains on sales of loans	$23	0.33%	42	0.75%	60	0.40%	58	0.44%
Gains on securities	$2,639	37.43%	1,005	18.08%	2,639	17.72%	1,099	8.30%
Loan servicing income	$6	0.09%	11	0.20%	16	0.11%	25	0.19%
Bank owned life insurance	$484	6.86%	631	11.35%	908	6.09%	1,211	9.16%
Other	$(59)	-0.85%	13	0.25%	(424)	-2.85%	61	0.47%

Total non-interest income	7,053	100.00%	5,558	100.00%	14,903	100.00%	13,236	100.00%
As a % of average interest-earning assets (2)		2.38%		1.88%		1.69%		1.49%

OTHER OPERATING EXPENSES:
Salaries and Employee Benefits	4,582	31.39%	3,543	33.00%	15,511	40.48%	14,033	42.60%
Occupancy costs
Furniture & equipment	545	3.73%	662	6.16%	1,850	4.83%	1,984	6.02%
Premises	1,229	8.42%	1,130	10.52%	3,482	9.09%	3,164	9.61%
Advertising and marketing costs	537	3.68%	506	4.71%	1,615	4.21%	1,458	4.43%
Data processing costs	476	3.26%	356	3.31%	1,305	3.41%	1,020	3.10%
Deposit services costs	681	4.67%	543	5.06%	2,076	5.42%	1,590	4.83%
Loan services costs
Loan processing	131	0.90%	285	2.65%	547	1.43%	680	2.06%
Foreclosed assets	4,116	28.20%	889	8.28%	5,365	14.01%	1,516	4.60%
Credit card	—	0.00%	—	0.00%	—	0.00%	—	0.00%
Other operating costs
Telephone & data communications	305	2.09%	243	2.26%	871	2.27%	853	2.59%
Postage & mail	134	0.92%	127	1.18%	418	1.09%	377	1.14%
Other	272	1.86%	257	2.39%	763	1.99%	785	2.38%
Professional services costs
Legal & accounting	258	1.77%	452	4.21%	932	2.43%	1,174	3.56%
Other professional service	1,073	7.35%	1,460	13.59%	2,678	6.99%	3,478	10.57%
Stationery & supply costs	166	1.14%	174	1.62%	538	1.40%	498	1.51%
Sundry & tellers	90	0.62%	114	1.06%	365	0.95%	331	1.00%

Total non-interest Expense	$14,595	100.00%	$10,741	100.00%	$38,316	100.00%	$32,941	100.00%

As a % of average interest-earning assets (2)		4.92%		3.62%		4.34%		3.71%

Efficiency Ratio (1)	76.10%		54.81%		67.35%		58.21%

(1)	Tax Equivalent
(2)	Annualized

The Company’s results reflect increases of $1.5 million, or 27%, in total non-interest income for the third quarter of 2010 relative to the third quarter of 2009, and $1.7 million, or 13%, for the year-to-date comparison. The increases for both the quarter and the first nine months were due principally to $2.6 million in gains on investment securities in the third quarter of 2010 relative to gains of $1.0 million in the third quarter of 2009. Other significant factors include lower income from BOLI, higher losses on the disposition of OREO (which are netted against non-interest income), lower costs associated with low-income housing tax credit investments (also netted against income), and increases in debit card interchange fees. The variance for the comparative year-to-date periods would have been greater if not for $112,000 in non-recurring losses on the termination of operating leases in the first and second quarters of 2010. Total other operating income was an annualized 2.38% of average interest-earning assets in the third quarter of 2010 relative to 1.88% in the third quarter of 2009, and was an annualized 1.69% of average earning assets for the first nine months of 2010 relative to 1.49% for the first nine months of 2009.

Service charge income on deposits declined by $71,000, or 2%, in the third quarter of 2010 relative to the third quarter of 2009, and reflects a small drop of $33,000, or less than 1%, for the year-to-date period. These changes might typically be expected to parallel changes in transaction accounts, but the number of transaction accounts (NOW accounts and non-interest bearing DDA’s) increased by 7% during the first nine months of 2010 and the dollar volume of those accounts increased by 11% for the same period. Service charges have dropped as a percentage of average transaction account balances due to lower overdraft activity, and it is our assumption that consumers have become increasingly cautious in managing their account balances in what has been a difficult economic environment. The level of service charges per account could drop even further due to new consumer legislation requiring customer opt-in for point-of-sale overdrafts, which became fully effective in mid-August 2010, although our experience to date is that the vast majority of our customers who regularly utilize this service are electing to opt in.

Other service charges, commissions, and fees increased by $175,000, or 21%, for the quarter, due mainly to an increase of $131,000 in debit card point-of-sale interchange fees and decline of a $41,000 in pass-through operating costs associated with our investment in low-income housing tax credit funds. Debit card interchange fees are higher in 2010 due to an increase in the number of active cards outstanding and increased per-card usage, and we have adjusted expense accruals for partnership losses on our tax credit investments in 2010 subsequent to the receipt of updated partnership financial statements. For the first nine months, other service charges, commissions, and fees rose by $955,000, or 43%, with $586,000 of that increase resulting from a drop in low-income housing tax credit fund costs and $346,000 due to higher debit card interchange fees.

Loan sale and servicing income remained at minimal levels in 2010 and 2009. However, as noted above, we realized $2.6 million in gains on securities in the third quarter and first nine months of 2010, relative to $1.0 million and $1.1 million in gains for the third quarter and first nine months of 2009, respectively. The investment gains in 2010 were taken pursuant to a portfolio restructuring in the third quarter that involved the sale of $66 million in mortgage-backed securities, with the proceeds reinvested in agency-issued mortgage-backed securities that have a slightly longer duration and slightly lower yield. Management estimates that as a result of the sale the overall tax-equivalent yield of the portfolio declined by 31 basis points, while the effective duration increased from 1.68 to 1.83. Furthermore, by selling bonds that had declined to relatively small balances due to prepayments, and reinvesting in securities with larger balances, the structure of the portfolio was improved and lends itself to more efficient management.

Bank-owned life insurance income declined by $147,000, or 23%, in the third quarter of 2010 relative to the third quarter of 2009, and dropped by $303,000, or 25%, for the first nine months of 2010 compared to the first nine months of 2009. To understand the reason for fluctuations in BOLI income, one needs to distinguish between the two basic types of BOLI owned by the Company: “general account,” and “separate account.” At September 30, 2010, the Company had $28.6 million invested in single-premium general account BOLI. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans, and is typically fairly consistent with interest credit rates that do not change frequently. The exchange of select general account policies in the third quarter of 2009 generated a one-time gain of approximately $72,000, however, which contributed to the overall decline in BOLI income in 2010 relative to 2009. In addition to general account BOLI, the Company had $2.4 million invested in separate account BOLI at September 30, 2010, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses. Also impacting the drop in BOLI income in 2010 is the fact that net gains on separate account BOLI were $71,000 lower for the comparative quarters, and $242,000 lower for the comparative year-to-date periods. Gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that also effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income was down by $72,000 in the third quarter of 2010 in comparison to the third quarter of 2009, and declined by $485,000 in the first nine months of 2010 relative to the first nine months of 2009, due in large part to losses from the sale of OREO. Net losses on the disposition of OREO totaled $109,000 and $446,000 in the third quarter and first nine months of 2010, respectively, relative to $51,000 and $89,000 in the third quarter and first nine months of 2009. The decline in other non-interest income for the first nine months also includes $112,000 in losses incurred upon the disposition of equipment that was acquired subsequent to the termination of operating leases in 2010, as noted above.

Total operating expense (non-interest expense) was $14.6 million for the quarter ended September 30, 2010, an increase of $3.9 million, or 36%, relative to total operating expense for the same period in 2009. The increase is primarily due to a $3.0 million increase in OREO write-downs and a $1.0 million increase in salaries and employee benefits. Non-interest expense increased to an annualized 4.92% of average interest-earning assets for the third quarter of 2010 from 3.62% in the third quarter of 2009. For the comparative year-to-date periods, non-interest expense increased by $5.4 million, or 16%, due in large part to a $3.3 million increase in OREO write-downs, higher personnel costs, an increase in foreclosed asset expense, and higher deposit costs, partially offset by lower FDIC costs. Non-interest expenses increased to an annualized 4.34% of average earning assets for the first nine months of 2010 from 3.71% in the first nine months of 2009.

The largest component of non-interest expense, salaries and employee benefits, increased by $1.0 million, or 29%, for the comparative quarters, and by $1.5 million, or 11%, for the first nine months of 2010 relative to the first nine months of 2009. The increase in salaries and benefits for the quarter can be attributed in large part to a lower reversal of incentive compensation accruals in 2010 than in 2009. Due to updated expectations in both years with regard to the level of net income relative to internal targets, $700,000 was reversed out of accrued salaries and benefits in the third quarter of 2010 while $1.6 million was reversed in the third quarter of 2009, and the $930,000 difference in reversals contributed to the increase in total compensation expense for the comparative quarters. Also contributing to the overall increase in salaries and benefits was a $92,000 decline in salaries relating to successful loan originations in 2010 compared to 2009. Since this portion of salaries is deferred and amortized against interest income, it has the effect of reducing current-period expense. This figure has dropped due simply to lower loan origination activity. Having a small favorable impact on the change in salaries and benefits was the fact that participant gains on deferred compensation plans were lower in the third quarter of 2010 than in the third quarter of 2009, which caused deferred compensation expense accruals to fall by $27,000, although as noted above in our discussion of non-interest income, deferred compensation expense accruals are offset by non-taxable gains on BOLI. The year-to-date increase is primarily the result of the difference in incentive compensation accrual reversals in the respective third quarters, but also includes severance costs associated with selective staff reductions in 2010. There was also a $150,000 drop in salaries relating to successful loan originations which contributed to the year-to-date increase in salaries expense, while deferred compensation expense declined by $89,000 for the comparative year-to-date periods. Also impacting compensation costs for both the quarterly and year-to-date comparisons were normal annual salary adjustments, the addition of staff for branches opened in October 2009 and March 2010, and strategic staff additions to help address credit issues and position the Company for future growth opportunities. Mainly because of the disproportionate increase in OREO write-downs, salaries and benefits dropped to 31.39% of total non-interest expense for the third quarter of 2010 from 33.00% in the third quarter of 2009, and to 40.48% for the first nine months of 2010 from 42.60% in the first nine months of 2009.

Occupancy expense dropped by $18,000, or 1%, for the third quarter, because of declining depreciation expense and lower maintenance and repair costs for furniture and equipment. However, occupancy expense was up by $184,000, or 4%, for the first nine months, due primarily to costs associated with our newer branches and annual rent increases. Marketing costs increased by $31,000, or 6%, for the quarter, and by $157,000, or 11%, for the year-to-date period, due to the expansion of direct mail pieces to cover areas surrounding our newer branches and customer education efforts associated with the new legislation on overdrafts. Data processing costs were up as well, rising by $120,000, or 34%, for the quarter, and by $285,000, or 28%, for the year-to-date period, due to higher internet banking costs and annual increases in maintenance costs associated with our core processing software and related components. Deposit services costs also experienced a fairly significant increase, rising by $138,000, or 25%, for the third quarter, and by $486,000, or 31%, for the first nine months, due mainly to higher costs associated with our online checking product. Included in the deposit cost increases, and related to the increase in point-of-sale interchange fees noted above, are increases in debit card processing costs of $37,000 and $122,000 for the third quarter and the first nine months, respectively.

Loan services costs experienced the largest increase among expense categories, rising by $3.1 million, or 262%, for the third quarter of 2010 relative to the third quarter of 2009, and by $3.7 million, or 169%, for the first nine months. The main drivers of the increase in loan services costs were expenses associated with foreclosed assets, which consist primarily of write-downs on OREO’s to reflect lower values on recent appraisals, but also include foreclosed asset operating expenses such as property taxes, insurance, property management fees, and maintenance costs. OREO write-downs totaled $3.9 million in the third quarter of 2010 relative to $824,000 in the third quarter of 2009, an increase of over $3.0 million, and were $4.5 million in the first nine months of 2010 relative to $1.2 million in the first nine months of 2009, an increase of $3.3 million. The increase in OREO write-downs is due mainly to a $3 million adjustment made to the carrying value of a single property in the third quarter of 2010, subsequent to the receipt of an updated appraisal. Foreclosed asset operating expenses totaled $256,000 in the third quarter of 2010 as compared to $65,000 in the third quarter of 2009, an increase of $191,000, and were $892,000 in the first nine months of 2010 relative to $337,000 in the first nine months of 2009, an increase of $555,000.

Legal and accounting costs fell $194,000, or 43%, for the quarter, and were down $242,000, or 21%, for the year-to-date period, due to accrual adjustments made with regard to updated expectations for legal expense and the cost of external reviews. Other professional service expense declined by $387,000, or 27%, for the third quarter, and by $800,000, or 23%, for the first nine months, due mainly to a lower FDIC assessment. The FDIC assessment reflects a drop of $454,000 for the quarter due to accrual adjustments, partially to factor in a declining assessment base in 2010, and a drop of $745,000 for the first nine months because of the accrual adjustments as well as the $595,000 special assessment in the second quarter of 2009. Also impacting other professional service expense were declines of $16,000 and $156,000 in directors’ deferred compensation accruals for the third quarter and first nine months, respectively, due again to a lower level of net gains on directors’ deferred fee balances in 2010 relative 2009.

Because of the disproportionate increase in overhead expense, the Company’s tax-equivalent overhead efficiency ratio increased to 76.10% in the third quarter of 2010 from 54.81% in the third quarter of 2009, and increased to 67.35% in the first nine months of 2010 from 58.21% in the first nine months of 2009. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. The Company’s tax credits consist primarily of those generated by our $10.6 million investment in low-income housing tax credit funds, and California state employment tax credits. The Company had an income tax accrual reversal of $787,000 in the third quarter of 2010, relative to a reversal of $1.4 million in the third quarter of 2009. The negative income tax provision for the third quarters of 2010 and 2009 helped boost net income for both quarters. This is the result of a relatively high level of tax credits, which had a greater impact than might be expected due to the favorable effect of tax-exempt interest income and BOLI income on pre-tax income. Our tax credits stem from investments in low-income housing tax credit funds, as well as hiring tax credits. The Company’s income tax provision was only $27,000 for the first nine months of 2010, and it was negative for the first nine months of 2009 in spite of positive pre-tax income because tax credits exceeded our tax liability. Our tax accrual rate is currently very sensitive to changes in pretax income, because of our level of permanent differences relative to pretax income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, and overnight fed funds sold. Fed funds sold represent the investment of temporary excess liquidity with one or more correspondent banks. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 25% of total assets at September 30, 2010, and 23% at December 31, 2009.

We had $478,000 in fed funds outstanding at September 30, 2010, and none at December 31, 2009. Furthermore, our balance of interest-bearing balances at other banks was only $325,000 at September 30, 2010, down substantially from the $32 million balance at the end of 2009. The balance was relatively high at year-end 2009, because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds. The book balance of the Company’s investment portfolio increased by $40 million, or 14%, during the first nine months of 2010, as the excess liquidity that was parked in our Federal Reserve Bank account at year-end was redeployed into longer-term, higher-yielding investment securities. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

	September 30, 2010		December 31, 2009
(dollars in thousands, unaudited)	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
Available for Sale
US Treasury securities	$—	$—	$—	$—
US Gov’t agencies	5,084	5,222	6,728	6,861
Mortgage-backed securities	236,385	239,419	201,534	206,801
Corporate Bonds	27	27	—	—
State & political subdivisions	69,198	72,116	62,506	63,138
Other equity securities	2,705	1,248	2,705	1,368

Total Investment Securities	$313,399	$318,032	$273,473	$278,168

Mortgage-backed securities increased by $33 million, or 16%, net of prepayments, for the first nine months of 2010. As noted above, the Company sold $66 million in mortgage-backed securities in the third quarter of 2010, realizing $2.6 million in gains. We reinvested the proceeds in similar but larger-denominated agency-issued mortgage-backed securities, which have slightly lower yields and a slightly longer average duration. The balance of municipal bonds has increased by $9 million, or 14%, as the Company has taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. US Government Agency securities fell by $2 million, because maturing balances were not replaced. No equity securities were bought or sold during the first nine months of 2010, although the market value of those securities declined slightly. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $145 million at September 30, 2010 and $213 million at December 31, 2009, leaving $172 million in unpledged debt securities at September 30, 2010 and $64 million at December 31, 2009. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $54 million at September 30, 2010 and $17 million at December 31, 2009. The large increase in our unpledged and excess pledged securities is the result of an FHLB letter of credit that was obtained in the second quarter of 2010 to satisfy certain pledging needs, freeing up investment securities that were previously used for that purpose.

At September 30, 2010 and December 31, 2009, the Company had 68 securities and 79 securities, respectively, with unrealized losses. Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2010
	Less than 12 Months		Over 12 Months
(dollars in thousands, unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	—	—	—	—
Obligations of State and Political Subdivisions	1,484	(7)	2,802	(138)
Agency-Issued Mortgage-Backed Securities (MBS)	100,706	(875)	—	—
Private-Label MBS	—	—	774	(30)
Other Securities	—	—	1,248	(1,458)

TOTAL	$102,190	$(882)	$4,824	$(1,626)

	December 31, 2009
	Less than 12 Months		Over 12 Months
(dollars in thousands, unaudited)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$—	$—	$—	$—
US Government Agencies	—	—	—	—
Obligations of State and Political Subdivisions	11,400	(409)	2,807	(180)
Agency-Issued Mortgage-Backed Securities (MBS)	25,288	(108)	—	—
Private-Label MBS	—	—	1,080	(95)
Other Securities	1,368	(1,341)	—	—

TOTAL	$38,056	$(1,858)	$3,887	$(275)

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $827 million at the end of September 2010, a drop of $57 million, or 6%, since December 31, 2009. Loan balances have been declining because of runoff in the normal course of business (including prepayments), charge-offs, transfers to OREO, and loan sales. Furthermore, loan origination activity in our branches has been light due to weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, and increased attention devoted to monitoring and managing current loan relationships. Management has realigned branch objectives in order to place additional emphasis on high-quality loan growth, with a particular focus on commercial loans, but no assurance can be provided that loan balances will not continue to decline, especially in the near term. A comparative schedule of the distribution of the Company’s loans at September 30, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution

(dollars in thousands, unaudited)	September 30, 2010	December 31, 2009
Real Estate:
1-4 family residential construction	14,834	16,587
Other Construction/Land	64,220	100,289
1-4 family — closed-end	107,962	117,115
Equity Lines	70,694	69,701
Multi-family residential	10,125	8,164
Commercial RE — owner occupied	186,372	188,592
Commercial RE — non-owner occupied	117,335	105,682
Farmland	67,334	61,098

Total Real Estate	638,876	667,228
Agricultural products	10,214	10,136
Commercial and Industrial	99,761	117,423
Small Business Administration Loans	19,022	18,626
Direct finance leases	11,698	15,394
Consumer loans	47,707	55,799

Total Loans and Leases	$827,278	$884,606

Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.79%	1.88%
Other Construction/land	7.76%	11.33%
1-4 family — closed-end	13.04%	13.24%
Equity Lines	8.56%	7.88%
Multi-family residential	1.22%	0.92%
Commercial RE — owner occupied	22.52%	21.32%
Commercial RE — non-owner occupied	14.18%	11.95%
Farmland	8.15%	6.91%

Total Real Estate	77.22%	75.43%
Agricultural products	1.23%	1.15%
Commercial and Industrial	12.06%	13.27%
Small Business Administration Loans	2.31%	2.10%
Direct finance leases	1.41%	1.74%
Consumer loans	5.77%	6.31%

Total Loans and Leases	100.00%	100.00%

Agricultural production loans were about even relative to their year-end 2009 balance, and SBA loan balances increased slightly, but balances declined in the total real estate, commercial, direct finance lease, and consumer loan categories. While aggregate real estate loan balances were down, within that category non-owner occupied commercial real estate loans increased by $12 million, or 11%, due to the completion of construction projects and the reclassification of associated loans as commercial real estate loans. That reclassification contributed to the decline in other construction/land loan balances, which were down by $36 million for the first nine months of 2010. The only categories within real estate to experience genuine growth were loans secured by farmland, which increased by $6 million, or 10%, and multi-family residential loans, which were up by $2 million, or 24%. Commercial loans and consumer loans also experienced fairly substantial drops in outstanding balances during the first nine months of 2010, declining by $18 million, or 15%, and $8 million, or 15%, respectively. For both commercial and consumer loans the decline is primarily the result of flagging demand, but it also includes over $4 million in commercial loan charge-offs and almost $3 million in consumer loan charge-offs.

Our total investment in impaired loans was $76.2 million at September 30, 2010. Pursuant to FASB’s impairment accounting guidance, a loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include all nonperforming loans, as well as certain other loans that are still being maintained on accrual status including performing restructured troubled debt.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans. The balance of loans serviced for others fell to $5 million at September 30, 2010 from $8 million at December 31, 2009, with the decline resulting primarily from winding down servicing for agricultural mortgage loans that had been previously sold by the Company with servicing rights retained.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $139 million at September 30, 2010 as compared to $162 million at December 31, 2009, although it is not likely that all of these commitments will ultimately be drawn down. Unused commitments represented approximately 17% of gross loans outstanding at September 30, 2010, and 18% at December 31, 2009. In addition to unused loan commitments, the Company had letters of credit totaling $17 million at September 30, 2010 and $21 million at December 31, 2009.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned. OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection. Nonperforming assets are considered to be impaired, as explained above in the “Loan Portfolio” section. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDR’s are also deemed to be impaired loans, and are further classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDR’s:

Nonperforming Assets

(dollars in thousands, unaudited)	September 30, 2010	December 31, 2009
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$4,083	$1,223
Other Construction/Land	$10,292	18,005
1-4 family — closed-end	$3,771	4,790
Equity Lines	$364	626
Multi-family residential	$—	236
Commercial RE — owner occupied	$8,715	3,964
Commercial RE — non-owner occupied	$16,568	8,650
Farmland	$408	429

TOTAL REAL ESTATE	44,201	37,923
Agricultural products	—	—
Commercial and Industrial	2,262	3,559
Small Business Administration Loans	3,258	3,683
Direct finance leases	572	1,053
Consumer loans	1,171	756

TOTAL NONPERFORMING LOANS	$51,464	$46,974

Foreclosed assets	25,898	25,654

Total nonperforming assets	$77,362	$72,628

Performing loans classified as troubled debt restructurings (TDR’s) (1)	$12,042	$28,024
Nonperforming loans as a % of total gross loans and leases	6.22%	5.31%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	9.07%	7.98%

(1)	Performing TDR’s are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table

Total nonperforming assets increased $4.7 million, or 7%, during the first nine months of 2010. Of that increase, $4.5 million was in nonperforming loans, and $244,000 was in foreclosed assets. The balance of nonperforming loans at September 30, 2010 includes a total of $20.9 million in TDR’s which were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $12.0 million in loans classified as performing TDR’s for which we were still accruing interest at September 30, 2010, a drop of $16.0 million relative to the balance at December 31, 2009. The decline in performing TDR’s is primarily the result of a single developer relationship of over $4 million in loans secured by residential properties, and a $7 million agricultural loan secured by real estate, which are paying interest at market rates and are now well-seasoned, and were thus removed from the TDR classification in the first quarter of 2010. Additionally, during the third quarter of 2010, we moved a $3 million loan from the performing TDR category to non-accrual status since the collection of a portion of the outstanding principal is in doubt, although the borrower is still paying interest as agreed.

Non-accruing loan balances secured by real estate comprised $44.2 million of total nonperforming loans at September 30, 2010, and reflect a net increase of $6.3 million, or 17%, during the first nine months of 2010. Gross additions to nonperforming real estate loans totaled $36.2 million for the year-to-date period, much of which was comprised of balances secured by commercial real estate, but the increase also includes relatively large increases in the “other construction/land,” “1-4 family residential construction,” and “1-4 family closed-end” categories. Offsetting some of the increase created by additional real estate loans placed on non-accrual status during the first nine months of 2010 were $10.1 million in transfers to OREO from nonperforming real estate loans, net pay-downs on nonperforming real estate loans of $7.9 million, $4.7 million in real estate loans that were returned to accrual status, and charge-offs of $7.3 million.

Nonperforming commercial and SBA loans declined by a combined $1.7 million, or 24%, during the first nine months of 2010, ending the period at $5.5 million. Gross additions to nonperforming commercial and SBA loans totaled $6.6 million for the first nine months, but this was offset by net pay-downs of $1.3 million, the return to accrual status of $2.4 million in loans, the charge-off of $4.0 million in loan balances, and the transfer of a small amount to foreclosed assets. Non-accrual direct finance leases declined by

$481,000, or 46%, in the first nine months of 2010, since balances charged off exceeded net additions. Nonperforming consumer loans, which are largely unsecured, increased by $415,000, or 55%, to a total of $1.2 million.

The balance of foreclosed assets at September 30, 2010 had an aggregate carrying value of $25.9 million, and was comprised of 86 separate parcels classified as OREO and 18 mobile homes. Much of our OREO consists of vacant lots or land, but there are also 26 residential properties totaling $7.8 million, five commercial buildings with a combined book balance of $2.6 million, and a mini-storage unit. At the end of 2009, foreclosed assets totaled $25.7 million, comprised of 85 properties in OREO, 13 mobile homes, and a small amount of commercial equipment acquired upon the default of a lease agreement. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Nonperforming assets were 9.07% of total gross loans and leases plus foreclosed assets at September 30, 2010, up from 7.98% at December 31, 2009. While our balance of nonperforming assets has increased since year-end 2009, an action plan is in place for each of our nonperforming and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses related to certain specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. It is maintained at a level which is adequate to absorb remaining probable loan losses after factoring in charge-offs taken against the allowance, and recoveries credited back to the allowance. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. At September 30, 2010, the allowance for loan and lease losses was $19.8 million, or 2.40% of gross loans, a 16% decline from the $23.7 million allowance at December 31, 2009 which was 2.68% of gross loans. The allowance declined by $3.5 million, or 15%, in comparison to September 30, 2009, when it was 2.57% of gross loans. The Company’s total allowance was 38.54% of nonperforming loans at September 30, 2010, relative to 50.49% at December 31, 2009 and 41.50% at September 30, 2009. An allowance for potential losses inherent in unused commitments, totaling $160,000 at September 30, 2010, is included in other liabilities.

We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary, representing the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis. While we had a total of $76.2 million in impaired loans on our books at September 30, 2010, impaired loans totaling approximately $46.5 million did not require any valuation allowance either because they have already been written down to their estimated fair values, or because the fair value of the collateral or the net present value of anticipated cash flows exceeded the carrying value of those loans. Thus, our total impaired loan valuation allowance of $6.3 million at September 30, 2010 is applicable to remaining $29.7 million balance of impaired loans.

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

For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the amount of the collateral coverage shortfall. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 64% of the Company’s impaired loans at September 30, 2010. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Based on our detailed evaluation of individual nonperforming real estate loans on our books at September 30, 2010, approximately $6.7 million in probable losses have been identified. An allowance was established for that amount, although losses totaling $4.2 million have been identified as uncollectible and were written off against that allowance. After the aforementioned write-downs there is a $2.5 million allowance remaining for $12.0 million in nonperforming real estate loans as of September 30, 2010, with another $32.2 million in nonperforming real estate loans requiring no allowance because the fair value of the collateral or net present value of expected cash flows exceeds the book value of the loans. The loss allowance established for specifically identified probable losses for other nonperforming loan categories, including commercial loans and leases, SBA loans, and consumer loans, totaled $3.1 million on loan balances of $7.3 million at September 30, 2010.

Our methodology also provides that an allowance be established for probable incurred losses inherent in performing loans and leases, which are segregated by “substandard” or “other” status and then evaluated either individually or in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical data, projected cash flows and other objective information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The allowance established for probable incurred losses for performing loans was $14.3 million at September 30, 2010.

There have been no recent material changes to the methodology used to determine our allowance for loan and lease losses, although we did make adjustments to certain qualitative factors in September 2010 in anticipation of the impact of recent relatively high loan losses on historical loss rates. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)	For the Quarter Ended September 30		For the Nine-Month Period Ended September 30		For the Year Ended December 31

	2010	2009	2010	2009	2009
Balances:
Average loans and leases outstanding during period (1)	$843,967	$923,513	$862,591	$934,689	$926,326

Gross loans and leases outstanding at end of period	$827,278	$909,485	$827,278	$909,485	$884,606

Allowance for Loan and Lease Losses:
Balance at beginning of period	$24,874	$16,358	$23,715	$15,094	$15,094
Provision charged to expense	6,380	10,473	13,280	17,976	21,574
Charge-offs
Real Estate:
1-4 family residential construction	1,706	82	1,706	536	536
Other Construction/Land	3,971	581	4,238	2,030	2,598
1-4 Family—closed-end	793	537	1,058	1,444	1,650
Equity Lines	308	84	334	399	695
Multi-family residential	—	—	97	—	—
Commercial RE—owner occupied	347	26	919	26	26
Commercial RE—non-owner occupied	1,245	—	1,358	—	—
Farmland	26	—	26	—	—

TOTAL REAL ESTATE	8,396	1,310	9,736	4,435	5,505
Agricultural products	—	—	—	—	524
Commercial and Industrial	2,269	915	4,485	2,623	3,747
Small Business Administration Loans	39	(79)	139	45	—
Direct Finance Leases	102	—	607	97	97
Consumer Loans	867	1,609	2,855	3,323	4,531

Total	11,673	3,755	17,822	10,523	14,404

Recoveries
Real Estate:
1-4 family residential construction	—	—	25	174	271
Other Construction/Land	13	87	13	93	241
1-4 Family—closed-end	26	2	32	7	10
Equity Lines	1	1	40	1	2
Multi-family residential	—	—	—	—	—
Commercial RE—owner occupied	—	—	—	—	—
Commercial RE—non-owner occupied	—	—	—	—	—
Farmland	—	—	—	—	—

TOTAL REAL ESTATE	40	90	110	275	524
Agricultural products	—	—	—	—	—
Commercial and Industrial	98	159	189	295	549
Small Business Administration Loans	3	1	63	75	—
Direct Finance Leases	56	—	68	5	103
Consumer Loans	56	37	231	166	275

Total	253	287	661	816	1,451

Net loan charge offs (recoveries)	11,420	3,468	17,161	9,707	12,953

Balance	$19,834	$23,363	$19,834	$23,363	$23,715

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	5.37%	1.49%	2.66%	1.39%	1.40%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	2.40%	2.57%	2.40%	2.57%	2.68%
Allowance for Loan Losses to Non-Performing Loans	38.54%	41.50%	38.54%	41.50%	50.49%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	57.58%	14.84%	86.52%	41.55%	54.62%
Net Loan Charge-offs to Provision for Loan Losses	179.00%	33.11%	129.22%	54.00%	60.04%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table, the Company’s provision for loan and lease losses fell by $4.1 million, or 39%, for the quarter, and by $4.7 million, or 26%, for the year-to-date period. On the surface, the decline in our loan loss provision appears directionally inconsistent with net charge-offs, which increased $8.0 million, or 229%, for the quarter, and $7.5 million, or 77%, for the year-to-date period. However, as previously discussed, many of the loan charge-offs were against specific reserves that had been established in prior periods and thus did not create the need for reserve replenishment. Real estate loan charge-offs experienced the largest increase among our principal loan categories, rising by $5.3 million, or 120%, for the comparative year-to-date periods, due mainly to write-downs subsequent to the determination that certain balances had become uncollectible. As noted above, we have taken a total of $4.2 million in write-downs on collateral-dependent loans still on our books at September 30, 2010, most of which were on construction loans. Charge-offs for the year-to-date period also increased by $1.9 million, or 71%, for commercial loans, by $94,000, or 209%, for SBA loans, and by $510,000, or 526%, for direct finance leases. Consumer loan charge-offs, on the other hand, declined by $468,000, or 14%. Material changes in the level of principal recoveries are not evident for any category. Since our allowance for loan and lease losses is maintained at a level to cover probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses, and its relationship to actual charge-offs, is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at September 30, 2010 represents management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $41 million at September 30, 2010, compared to $34 million at December 31, 2009. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $32.6 million average of cash and due from banks for the first nine months of 2010 was higher than the $30.5 million average for all of 2009, due primarily to the addition of branches in October 2009 and March 2010. Average cash balances have been well-controlled due to close monitoring and effective management of branch cash levels.

Net premises and equipment increased by only $59,000, or less than 1%, during the first nine months of 2010, since additions related to improvements on our new Farmersville branch were largely offset by the increase in accumulated depreciation on other buildings and equipment. “Other assets” were $1.5 million higher, with the most significant changes including a $3.4 million increase in current prepaid taxes and a $1.0 million increase in bank-owned life insurance due to the addition of income earned, partially offset by a drop in our prepaid FDIC assessment subsequent to payments made in the first nine months of 2010, and small declines in operating leases, restricted stock, low-income housing tax credit investments and accrued interest receivable. At September 30, 2010, the $112 million balance of other assets includes as its largest components $31 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), an $11 million investment in low-income housing tax credit funds, approximately $26 million in OREO and other foreclosed assets, a $9 million investment in restricted stock, a deferred tax asset of $9 million, current prepaid income taxes totaling $4 million, accrued interest receivable totaling $5 million, goodwill of about $6 million, a prepaid FDIC assessment of $5 million, and $1 million in operating leases. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings. However, the FHLB of San Francisco suspended stock repurchases for a period of time and only recently started to repurchase stock at minimal levels, thus our $8 million FHLB stock investment is not expected to drop significantly even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the quarters and nine-month periods ended September 30, 2010 and 2009 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at September 30, 2010 and December 31, 2009, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution

(dollars in thousands, unaudited)	September 30, 2010	December 31, 2009
Demand	$245,424	$233,204
NOW	181,771	151,821
Savings	72,266	62,279
Money Market	152,296	165,097
CDAR’s < $100,000	1,926	12,937
CDAR’s ≥ $100,000	40,687	129,194
Customer Time Deposit < $100,000	197,619	147,390
Customer Time deposits ≥ $100,000	197,566	195,510
Brokered Deposits	—	28,000

Total Deposits	$1,089,555	$1,125,432

Percentage of Total Deposits
Demand	22.53%	20.72%
NOW	16.68%	13.49%
Savings	6.63%	5.53%
Money Market	13.98%	14.67%
CDAR’s < $100,000	0.18%	1.15%
CDAR’s ≥ $100,000	3.73%	11.48%
Customer Time Deposit < $100,000	18.14%	13.10%
Customer Time deposits > $100,000	18.13%	17.37%
Brokered Deposits	0.00%	2.49%

Total	100.00%	100.00%

Total deposit balances dropped by $36 million, or 3%, during the first nine months of 2010, but our deposit mix has substantially improved with migration out of brokered deposits and jumbo time deposits into core deposits. Core non-maturity deposits were up by $39 million, or 6%, and customer time deposits under $100,000 increased by $50 million, or 34%. The growth in non-maturity deposits is due in part to our aggressive deposit acquisition programs: Direct mail initiatives continue to provide top-of-mind brand and product awareness for businesses and consumers who might be considering a transition in banking relationships, our online checking product has been successful in generating growth in NOW deposits, and a dedicated sales group focused on business deposits has favorably impacted growth in non-interest bearing demand deposits. During the first nine months of 2010, non-interest bearing demand deposits rose $12 million, or 5%, NOW deposits grew by $30 million, or 20%, savings deposits were up $10 million, or 16%, while money market deposit balances declined by $13 million, or 8%. Customer-sourced time deposits over $100,000 increased by $2 million, or 1%. CDAR’s deposits, however, which are also primarily sourced from customers in our market areas, declined by a combined total of almost $100 million, or 70%, due primarily to the fact that we have managed down balances from larger depositors to reduce our exposure to potential single-customer withdrawals and better control our liquidity position. Wholesale-sourced brokered deposits declined $28 million during the first nine months of 2010, to a balance of zero at September 30, 2010. Management does not anticipate that it will be necessary to replace matured balances with additional brokered deposits in the near future.

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

The Company uses overnight and short-term FHLB advances and overnight fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no borrowings under repurchase agreements or overnight fed funds purchased outstanding at September 30, 2010 or December 31, 2009. Overnight FHLB advances totaled $7 million at September 30, 2010, up from zero at the end of 2009, but term FHLB advances declined by $10 million during the same time frame. As of September 30, 2010, term FHLB borrowings totaled $20 million, comprised of $5 million in short-term advances (excluding overnight FHLB advances) and $15 million in the form of longer-term borrowings (remaining maturity over one year). The Company had $31 million in junior subordinated debentures at September 30, 2010 and December  31, 2009.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities dropped by $866,000, or 6%, during the first nine months of 2010, due mainly to a reduction in our reserve for current taxes subsequent to the payment of taxes.

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

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $99 million at September 30, 2010. An additional $153 million in credit is available from the Federal Home Loan Bank if the Company pledges additional real-estate related collateral in a like amount and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $66 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2010. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2010, unpledged securities, plus pledged securities in excess of current pledging requirements, comprised $226 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. The Company experienced a significant shift from contingent liquidity to actual balance sheet liquidity in the second quarter of 2010, due to the arrangement of a letter of credit from the FHLB for certain pledging requirements in place of investment securities. The FHLB letter of credit totaled $163 million at September 30, 2010. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average loans to assets ratios were 28% and 61%, respectively, at September 30, 2010, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were well within policy guidelines at September 30, 2010. Strong growth in core deposits combined with loan runoff and growth in investments has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. As of September 30, 2010, the Company had the following estimated net interest income sensitivity profile:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in Net Int. Inc. (in $000’s)	-$	5,296	-$	3,632	-$	2,025	-$	272	-$	479	+$	1,071
% Change		-9.78%		-6.70%		-3.74%		-0.50%		-0.88%		+1.98%

Our current interest rate risk profile indicates that a drop in interest rates could have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be minimal in the current environment. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $2.0 million lower, a drop of 3.74% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates which are already relatively low (on NOW accounts and savings accounts, for example), and rates on other low-cost interest-bearing liabilities, hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline, although as noted previously our model assumptions include a presumed floor for our internal prime rate that partially offsets other negative pressures.

An increase in interest rates could also have an unfavorable effect on net interest income, although if not for the informal floor currently established for our internal prime lending rate our balance sheet would be slightly asset-sensitive, meaning that, all else being equal, net interest income would increase as rates go up. However, because of that floor, our model assumes that if there were an immediate increase of up to 200 basis points in interest rates, the Company’s net interest income could be as much as $479,000 lower than in a flat rate scenario due to the re-pricing lag for many of our variable rate loans. As rates rise further and loan rates lift from their floors, or if management determines that it would not be detrimental to loan volume to raise the informal floor when market interest rates begin to rise, net interest income will benefit.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. If a higher deposit decay rate is used then changes in EVE worsen, while the slope of the EVE simulations becomes significantly flatter if non-maturity deposits do not run off.

The table below shows estimated changes in the Company’s EVE as of September 30, 2010, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.		-200 b.p.		-100 b.p.		+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	-$	11,243	-$	15,175	-$	10,279	-$	2,229	-$	10,595	-$	12,548
% Change		-4.37%		-5.90%		-3.99%		-0.87%		-4.12%		-4.87%

The table shows that our EVE could deteriorate in both declining and rising rate scenarios. The slope is negative under rising rates due primarily to runoff assumptions for $652 million in non-maturity deposits, and would be even worse if not for the fact that non-maturity deposit decay rates declined in 2009 and model assumptions were adjusted accordingly. The slope under declining rates has just recently turned negative, due to the acceleration of loan prepayments. Our EVE profile has evolved considerably over the past few years. During 2007 and much of 2008, the addition of fixed-rate loans and a shift into more rate-sensitive funding caused the negative slope in rising rate scenarios to become steeper and the slope in declining rate scenarios to move from negative to positive. In 2009 and 2010, we have been somewhat successful in reversing those trends and reducing the exposure of our economic value of equity to rising rates, due in part to a focus on variable rate loans and longer-maturity funding.

CAPITAL RESOURCES

At September 30, 2010, the Company had total shareholders’ equity of $138.5 million, comprised of $41.6 million in common stock, $1.4 million in additional paid-in capital, $92.8 million in retained earnings, and $2.7 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2009 was $134.5 million. The $4.0 million increase in shareholders’ equity during the first nine months was due in large part to the addition of $5.8 million in net earnings, less $2.1 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), was about even despite the gains taken on investments in the third quarter, and the increase in capital related to stock options was $349,000.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. In addition to the minimum leverage ratio required to be classified as well capitalized, noted in the table below, the Bank has informally committed to the FDIC and the DFI that it will maintain a leverage ratio of at least 9%, and the Company has committed to the Federal Reserve Bank of San Francisco (the “FRB”) to take steps to ensure the Bank’s commitment in this regard. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $30 million in junior subordinated debentures on the Company’s balance sheet at September 30, 2010 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $12.2 million, or 61%, of our total allowance is currently included in Tier 2 capital. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

(dollars in thousands, unaudited)	September 30, 2010	December 31, 2009	Minimum Requirement to be Well Capitalized

Sierra Bancorp
Total Capital to Total Risk-weighted Assets	17.67%	16.67%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	16.41%	15.41%	6.00%
Tier 1 Leverage Ratio	12.06%	11.91%	5.00%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	17.28%	16.04%	10.00%
Tier 1 Capital to Total Risk-weighted Assets	16.02%	14.78%	6.00%
Tier 1 Leverage Ratio	11.76%	11.44%	5.00%

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

PART I—FINANCIAL INFORMATION

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

The Risk Factors appearing in the Company’s Form 10-K for the fiscal year ended December 31, 2009, as updated or amended by the Company’s Form 10-Q for the quarterly period ended June 30, 2010, are hereby amended and restated to read in full as follows:

Risks Relating to our Bank and the Banking Business

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and deteriorating economic conditions generally. There has been significant disruption and volatility in the financial and capital markets since late 2007. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or require government intervention to avoid failure. These conditions were largely the result of the erosion of the United States and international credit markets, including a significant and rapid deterioration in the mortgage lending and related real estate markets and valuation levels. Unemployment nationwide and in California has increased significantly through this economic downturn and is anticipated to remain elevated for an extended period. Continued declines in real estate values, high unemployment and financial stress on borrowers as a result of the uncertain economic environment could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced significant declines in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. Our total nonperforming assets increased to $77.4 million at September 30, 2010, from $72.6 million at December 31, 2009 and $37.0 million at December 31, 2008, representing 9.07%, 7.98% and 3.88% of total gross loans and other real estate owned at September 30, 2010, December 31, 2009 and December 31, 2008, respectively. Moreover, competition among depository institutions for quality loans has increased, limiting organic growth opportunities. In addition, the values of the real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Financial institution stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets at attractive prices has become more difficult compared to the period preceding the recent financial crisis.

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

The California economy has been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s nonperforming assets and loan charge-offs. While unemployment levels have always been relatively high in the San Joaquin Valley and in Tulare County, which is our geographic center and the base of our agriculturally oriented communities, the unemployment rate reached 16.9% in July 2010, up from 15.1% in July 2009, and 10.4% in July 2008. The local unemployment rate remained well above the 12.3% aggregate unemployment rate for California as of July 2010. Overall, the general business environment and local market conditions have had an adverse effect on our business during the past year, and there can be no assurance that the environment will improve in the near term. Until conditions improve, it is expected that our business, financial condition and results of operations will be adversely affected.

The current challenges facing the agricultural industry could have an adverse effect on our customers and their ability to make payments to us. While the current high level of the Company’s nonperforming assets is comprised mainly of other real estate owned and loans secured by land, lots, and residential real estate, high levels of nonperforming assets historically have been the direct consequence of persistent difficulties facing the agricultural industry in our market areas. This is due to the fact that a sizable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. A great number of our borrowers may not be individually directly involved in agriculture, but many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

The entry of global suppliers into the market has, in the past, led to excess market supply of many agricultural products, and a drop in consumer demand is currently contributing to softness in the market. Because of increased supply from overseas competition, declining demand and other factors, low prices currently characterize the markets for many agricultural products. The ripple effect of lower commodity prices for milk, nuts, olives, grapes, oranges and tree fruit has a tendency to depress land prices, lower borrower income, and decrease collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and orange production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout the San Joaquin Valley. Another potential looming issue that could have a major impact on the agricultural industry involves water distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline further our level of nonperforming assets could increase.

Concentrations of real estate loans could subject us to increased risks in the event of a prolonged real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At September 30, 2010, 77% of our loan portfolio consisted of loans secured by real estate. Balances secured by commercial properties and construction and development loans represented 60% of all real estate loans, while loans secured by non construction residential properties accounted for 30%, and loans secured by farmland were approximately 10% of real estate loans.

The Company’s $77.4 million balance of nonperforming assets at September 30, 2010 included $25.9 million in foreclosed assets, primarily other real estate owned (OREO) consisting of vacant land, lots, and residential properties. Nonperforming loans totaling $51.5 million comprised the remainder of the nonperforming assets, and $44.2 million of that balance was in nonperforming real estate loans. The largest block of nonperforming real estate loans was $25.3 million in commercial real estate loans, although nonperforming construction and development loans also totaled $14.4 million.

The Central Valley residential real estate market experienced significant deflation in property values during 2008 and the first half of 2009, and foreclosures have continued to occur at relatively high rates since the beginning of the recession. If residential real estate values slide further, and/or if this weakness further impacts commercial real estate values, the Company’s nonperforming assets could further increase from current levels. Such an increase could have a material adverse effect on our financial condition and results of operations by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral value for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, banking regulators now give commercial real estate loans extremely close scrutiny, due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized. Any increase in our allowance for loan losses would adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures such as earnings per share.

Our concentrations of commercial real estate, construction and land development and commercial, industrial loans expose us to increased lending risks. Commercial real estate, construction and land development, and commercial and industrial loans and leases, not including SBA loans, comprised approximately 58% of our total loan portfolio as of September 30, 2010, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At September 30, 2010, we had $122 million or 14.7% of total loans in commercial loans and leases, including agricultural production loans but not including SBA loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect that our level of nonperforming loans will continue to impact our earnings, and could have a substantial adverse impact if conditions deteriorate further. We do not record interest income on non-accrual loans, thereby adversely affecting our level of interest income. Additionally, our non interest expense has increased due to the costs of reappraising adversely classified assets, legal and other costs associated with loan collections, operating costs related to foreclosed assets, and various other expenses that would not typically be incurred in a normal operating environment. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to mark the related loan to the then fair market value of the collateral less estimated selling costs, which may result in a loss. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to performance of their other responsibilities. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

We may experience loan and lease losses in excess of our allowance for loan and lease losses. We are careful in our loan underwriting process in order to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We maintain an allowance for estimated loan and lease losses in our accounting records, based on estimates of the following:

•	industry standards;

•	historical experience with our loans;

•	evaluation of economic conditions;

•	regular reviews of the quality mix and size of the overall loan portfolio;

•	a detailed cash flow analysis for nonperforming loans;

•	regular reviews of delinquencies; and

•	the quality of the collateral underlying our loans.

We maintain an allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio at a given date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any time there are loans in the portfolio that could result in losses, but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been identified. Changes in economic, operating and other conditions, including changes in interest rates, deteriorating values in underlying collateral (most of which consists of real estate), and the financial condition of borrowers, which are beyond our control, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgments, which may be different from those of our management. If our actual losses exceed the amount currently reserved, of if the FDIC or the DFI required us to increase the allowance, additional provisions to the allowance would be necessary which could have a material adverse effect on our profitability and capital levels.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property in the event of foreclosure.

We have informally agreed with our regulatory agencies to certain restrictions and/or notification requirements which could affect our ability to pay dividends and which require us to maintain a leverage capital ratio level which is higher than that required by standard regulations. The Bank has informally agreed with the FDIC and the DFI to (i) obtain the prior written consent of both agencies prior to paying any cash dividends to the Company, (ii) maintain a leverage capital ratio of at least 9%, (iii) notify the FDIC and the DFI prior to making any changes in the Bank’s senior management or Board of Directors, and (iv) develop an action plan to systematically reduce adversely classified assets. The Company has informally agreed with the Federal Reserve Bank of San Francisco (the “FRB”) to (i) take steps to ensure the Bank’s commitments listed above; (ii) notify the FRB prior to paying any dividends on our common stock, receiving dividends from the Bank, or making payments related to our subordinated debentures or trust preferred securities; and (iii) obtain the written approval of the FRB prior to incurring any new or increased debt or repurchasing shares of our common stock. We believe that the Bank and the Company are currently in substantial compliance with these informal agreements, although formal determinations of compliance can only be made by the regulatory authorities. If the regulatory authorities should subsequently determine that we are not in compliance, they could take additional action such as the issuance of a formal enforcement order.

Our expenses have increased and could continue to increase as a result of higher FDIC insurance premiums. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time that the reserve ratio falls below 1.35%. Recent bank failures have depleted the deposit insurance fund balance, which has been in a negative position since the end of 2009, and the FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. The FDIC has stated that it expects insured institution failures to peak in 2010, which will result in continued charges against the Deposit Insurance Fund, and they have implemented a restoration plan that changes both its risk-based assessment system and its base assessment rates. As part of this plan, the FDIC adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution’s unsecured debt, secured liabilities and brokered deposits. The FDIC also imposed a special assessment in 2009 and required the prepayment of three years of FDIC insurance premiums at the end of 2009. The prepayments are designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will continue to increase in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. In addition, as with many institutions, our FDIC deposit insurance premiums have increased since the beginning of the recession due to the relative condition of the Bank. Any further significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with “economies of scale” that result in lower operating costs than ours on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the Internet. Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We are subject to a variety of operational risks, including reputational risk, legal risk and compliance risk, and the risk of fraud or theft by employees or outsiders, which may adversely affect our business and results of operations.

We are exposed to many types of operational risks, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, and unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.

If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could include, for example, if such information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that we (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability of us to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•	a reduction in the ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•	increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•	the limitation on the ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities will no longer be included as Tier 1 capital going forward;

•	a potential reduction in fee income due to limits on interchange fees applicable to larger institutions which could effectively reduce the fees we can charge; and

•	the limitation on the ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect the U.S. financial system or financial institutions, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

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

Our earnings are subject to interest rate risk. Banking companies’ earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board and the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities, and the level of nonperforming assets. Many of these factors are beyond our control. We are subject to interest rate risk to the degree that our interest bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest earning assets. Fluctuations in interest rates also affect the demand of customers for our products and services.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our management team and other key personnel. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect our business. If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations would be hurt. None of our executive officers have employment agreements.

The value of securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our portfolio has been experiencing volatility and disruption for the last several years. These market conditions have affected and may further adversely affect the value of these securities, such as through reduced valuations because of the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations and capital levels.

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title. Approximately 77% of our loan portfolio at September 30, 2010 was secured by real estate. In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

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

•	actual or anticipated quarterly fluctuations in our operating results and financial condition;

•	formal regulatory action against us;

•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

•	failure to meet analysts’ revenue or earnings estimates;

•	speculation in the press or investment community;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;

•	actions by shareholders;

•	fluctuations in the stock price, trading volumes, and operating results of our competitors;

•	general market conditions and, in particular, developments related to the financial services industry;

•	proposed or adopted regulatory changes or developments;

•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and

•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual with significant price variations occurring. The capital and credit markets have been experiencing volatility and disruption for several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

We may pursue additional capital in the future, which may not be available on acceptable terms or at all, could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock. In the current economic environment, we believe it is prudent to consider alternatives for raising capital when opportunities to raise capital at attractive prices present themselves, in order to further strengthen our capital and better position ourselves to take advantage of opportunities that may arise in the future. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. We cannot assure you that such capital will be available to us on acceptable terms or at all. Any such capital raising alternatives could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as earnings per share.

The Company relies heavily on the payment of dividends from the Bank. Other than $9.6 million in cash available at the holding company level at November 1, 2010, our ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to us, as we have no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay to us. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4.0% and the Bank has informally agreed with the FDIC and the DFI to maintain a leverage capital ratio of at least 9%. If (i) any of these required ratios are increased; (ii) the total of risk-weighted assets of the Bank increases significantly; and/or (iii) the Bank’s income decreases significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to us. The Bank has also informally committed to the FDIC and the DFI that it will obtain the prior written consent of both agencies prior to paying any cash dividends, although the Company believes it has sufficient cash on hand to cover anticipated expenses and dividend payments to shareholders through the end of 2011 without supplemental dividends from the Bank. Further, in some cases, the Federal Reserve Board could take the position that it has the power to prohibit the Bank from paying dividends if, in its view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to us is also limited by the California Financial Code. Whether dividends are paid and their frequency and amount will also depend on the financial condition and performance, and the discretion of the Board of Directors of the Bank. Information concerning the Company’s dividend policy and historical dividend practices is set forth below under “Dividend Policy.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

You may not be able to sell your shares at the times and in the amounts you want if the trading market for our stock is not active. Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and cannot be characterized as amounting to an active trading market. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading market of our common stock. Future sales of substantial amounts of common stock in the public market, or the perception that such sales may occur, could adversely affect the prevailing market price of the common stock.

Your investment may be diluted because of the ability of management to offer stock to others and stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 24,000,000 shares of common stock, and as of November 1, 2010 we had 13,976,741 shares of our common stock outstanding. Except as described in “Plan of Distribution” and certain limitations imposed by NASDAQ, nothing restricts management’s ability to offer additional shares of stock for fair value to others in the future. The market price of our common stock could decline as a result of sales by us of a large number of shares of common stock or preferred stock or similar securities in the market, or from the perception that such sales could occur. Further, any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. In addition, when our directors, executive officers and key employees exercise any of their stock options, your ownership in the Company will be diluted. As of September 30, 2010, there were outstanding options to purchase an aggregate of 658,708 shares of our common stock with an average exercise price of $15.20 per share. At the same date there were an additional 1,201,400 shares available for grant under our 2007 Stock Incentive Plan.

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

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034 and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036 in order to raise additional regulatory capital. These junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of the debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to pay dividends to us, then we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and, thus, we would be unable to declare and pay any dividends on our common stock.

Our directors and executive officers control a large amount of our stock, and your interests may not always be the same as those of the board and management. As of September 30, 2010, our directors and executive officers together with their affiliates beneficially owned approximately 17% of the Company’s outstanding voting stock (not including vested option shares). As a result, if all of these shareholders were to take a common position, they might be able to affect the election of directors as well as the outcome of corporate actions requiring shareholder approval, such as the approval of mergers or other business combinations. Such concentration may also have the effect of delaying or preventing a change in control of our company. In some situations, the interests of our directors and executive officers may be different from the shareholders. However, our directors and executive officers have a fiduciary duty to act in the best interest of the shareholders, rather than in their own best interests, when considering a proposed business combination or any of these types of matters.

Provisions in our articles of incorporation could delay or prevent changes in control of our corporation or our management. Our articles of incorporation contain provisions for staggered terms of office for members of the board of directors; no cumulative voting in the election of directors; and the requirement that our board of directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company. These provisions make it more difficult for another company to acquire us, which could cause our shareholders to lose an opportunity to be paid a premium for their shares in an acquisition transaction, and reduce the current and future market price of our common stock.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the third quarter of 2010:

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 8, 2010	/s/ James C. Holly
Date	SIERRA BANCORP James C. Holly President & Chief Executive Officer

November 8, 2010	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP Kenneth R. Taylor Chief Financial Officer & Chief Accounting Officer