Form 10-Q
period 2011-03-31
SIERRA BANCORP
filed 2011-05-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, no par value, 14,003,761 shares outstanding as of May 2, 2011

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1

SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$46,149	$42,110
Interest-bearing deposits in other banks	11,373	325
Federal funds sold	-	210
Total Cash & Cash Equivalents	57,522	42,645
Investment securities available for sale	375,027	331,730
Loans and leases:
Gross loans and leases	776,392	805,540
Allowance for loan and lease losses	(21,464)	(21,138)
Deferred loan and lease fees, net	188	113
Net Loans and Leases	755,116	784,515
Premises and equipment, net	20,608	20,190
Other assets	104,676	107,491
TOTAL ASSETS	$1,312,949	$1,286,571

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$266,209	$251,908
Interest bearing	825,496	800,366
Total Deposits	1,091,705	1,052,274
Federal funds purchased and repurchase agreements	35	-
Short-term borrowings	-	14,650
Long-term borrowings	15,000	15,000
Other liabilities	13,758	14,122
Junior subordinated debentures	30,928	30,928
TOTAL LIABILITIES	1,151,426	1,126,974
SHAREHOLDERS' EQUITY
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 24,000,000 shares authorized; 13,985,761 and 13,976,741 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	63,550	63,477
Additional paid in capital	1,718	1,652
Retained earnings	94,261	93,570
Accumulated other comprehensive income	1,994	898
TOTAL SHAREHOLDERS' EQUITY	161,523	159,597

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,312,949	$1,286,571

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data, unaudited)

	For the Quarter
	Ended March 31,
	2011	2010
Interest income:
Interest and fees on loans	$11,782	$13,578
Interest on investment securities:
Taxable	1,916	2,108
Tax-exempt	716	644
Interest on federal funds sold and interest-bearing Deposits	8	17
Total interest income	14,422	16,347

Interest expense:
Interest on deposits	1,091	1,658
Interest on short-term borrowings	34	38
Interest on long-term borrowings	140	176
Interest on manditorily redeemable trust preferred securities	181	175
Total interest expense	1,446	2,047

Net Interest Income	12,976	14,300

Provision for loan losses	3,600	3,400

Net Interest Income after Provision for Loan Losses	9,376	10,900

Non-interest revenue:
Service charges on deposit accounts	2,255	2,703
Other	1,321	1,158
Total other operating income	3,576	3,861

Other operating expense:
Salaries and employee benefits	5,710	5,779
Occupancy expense	1,575	1,740
Other	4,417	4,654
Total other operating expenses	11,702	12,173

Income before income taxes	1,250	2,588

Provision for income taxes	(279)	249

Net Income	$1,529	$2,339

PER SHARE DATA
Book value	$11.55	$11.77
Cash dividends	$0.06	$0.06
Earnings per share basic	$0.11	$0.20
Earnings per share diluted	$0.11	$0.20
Average shares outstanding, basic	13,981,780	11,630,773
Average shares outstanding, diluted	14,060,661	11,693,589

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net income	$1,529	$2,339
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	$-	$-
Gain on sales of loans	(43)	(24)
Loss on disposal of fixed assets	53	108
(Gain) Loss on sale on foreclosed assets	(18)	10
Writedown on foreclosed assets	458	267
Share-based compensation expense	64	38
Provision for loan losses	3,600	3,400
Depreciation and amortization	644	743
Net amortization on securities premiums and discounts	1,259	581
Increase in unearned net loan fees	(76)	(68)
Increase in cash surrender value of life insurance policies	(419)	(420)
Proceeds from sales of loans portfolio	1,154	1,968
Net decrease (increase) in loans held-for-sale	870	(140)
Decrease in interest receivable and other assets	716	644
Decrease in other liabilities	(363)	(1,460)
Net decrease in FHLB Stock	316	-
Deferred Income Tax (Benefit) Provision	(3)	7
Excess tax benefit from equity based compensation	(1)	-
Net cash provided by operating activities	9,740	7,993

Cash flows from investing activities:
Maturities of securities available for sale	-	2,147
Proceeds from sales/calls of securities available for sale	1,275	1,375
Purchases of securities available for sale	(62,148)	(36,386)
Principal paydowns on securities available for sale	18,156	16,442
Decrease in loans receivable, net	22,327	5,836
Purchases of premises and equipment, net	(988)	(538)
Proceeds from sales of foreclosed assets	2,463	808
Net cash used in investing activities	(18,915)	(10,316)

Cash flows from financing activities:
Increase (decrease) in deposits	39,431	(17,432)
Decrease in borrowed funds	(14,650)	(3,850)
Increase in Fed funds purchased	35	-
Cash dividends paid	(839)	(698)
Stock options exercised	74	81
Excess tax benefit from equity based compensation	1	-
Net cash provided by (used in) financing activities	24,052	(21,899)

Increase (Decrease) in cash and due from banks	14,877	(24,222)

Cash and Cash Equivalents
Beginning of period	42,645	66,235
End of period	$57,522	$42,013

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley.  Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert.  The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley.  Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000.  We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts and submit certain loan applications online.  The Bank’s newest “brick and mortar” branches opened for business in Selma in February 2011 and Farmersville in March 2010.  In January 2011 we closed our first branch ever, in Bakersfield on California Avenue, due to lease issues.  In addition to our full-service branches, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at eight different non-branch locations.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements.  The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period.  Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  In preparing the accompanying consolidated financial statements, management has taken subsequent events into consideration and recognized them where appropriate.  The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year.  Certain amounts reported for 2010 have been reclassified to be consistent with the reporting for 2011.  The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

On April 5, 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, in an effort to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  ASU 2011-02 is intended to assist creditors in determining whether a modification of the terms of a loan meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist:  1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and likewise clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, the amendments to Topic 310 preclude creditors from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring.  For public companies, such as Sierra Bancorp, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  We have a number of loans that are not currently classified as troubled-debt restructurings, where interest rates on the loans have been adjusted to current market levels.  While we have not yet examined all of those loans in detail to determine if this new guidance will result in reclassifications, the adoption of ASU 2011-02 for the third quarter of 2011 could result in a higher level of troubled debt restructurings than currently disclosed by the Company.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented, and represents the categorization of financing receivables at a slightly less aggregated level than the portfolio segment level.  Companies will now be required to provide the following disclosures as a result of this update:  A roll-forward of the allowance for credit losses at the portfolio segment level, with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period-end; additional disclosures of nonaccrual and impaired financing receivables by class as of period-end; credit quality and past due/aging information by class as of period-end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and details on any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings which were deferred in December 2010 and are required for annual and interim reporting periods ending on or after June 15, 2011.  The increased disclosures for activity within a reporting period become effective for periods beginning on or after June 15, 2011, and should be applied retrospectively to January 1, 2011.  The provisions of this FASB update expanded the Company’s current disclosures with respect to our allowance for loan and lease losses and the credit quality of our financing receivables.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update added disclosure requirements for significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements for the period ended March 31, 2010.  The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  An additional requirement of this ASU is that activity within Level 3, including purchases, sales, issuances, and settlements, be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011, i.e. for this report on 10-Q.  As this provision only amends the disclosure requirements for fair value measurements, our adoption of it had no impact on the Company’s statements of income and condition.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2011 and 2010, cash paid for interest due on interest-bearing liabilities was $1.3 million and $2.5 million, respectively.  There was no cash paid for income taxes during the three months ended March 31, 2011, and $2.3 million in cash paid for income taxes during the three months ended March 31, 2010.  Assets totaling $1.9 million and $2.9 million were acquired in the settlement of loans for the three months ended March 31, 2011 and March 31, 2010, respectively, while $2.4 million in foreclosed assets were sold during the first three months of 2011 relative to $690,000 sold during the first three months of 2010.  The Company extended $1.4 million in loans to finance the sale of other real estate during the three months ended March 31, 2011, but no such loans were made for the three months ended March 31, 2010.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007.  Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 350,358 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of March 31, 2011 and remain unaffected by the termination.  The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company.  The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee.  The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options have been granted since the inception of the plan and the number remaining available for grant as of March 31, 2011 was 1,025,120.  No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option.  The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense.  Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized.  This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company.  A pre-tax charge of $65,000 was reflected in the Company’s income statement during the first quarter of 2011 and $38,000 was charged during the first quarter of 2010, as compensation expense related to outstanding and unvested stock options.

Note 6 – Earnings Per Share

Earnings per share, as presented in the Consolidated Statements of Income, is computed based on the weighted average number of shares outstanding during each period.  There were 13,981,780 weighted average shares outstanding during the first quarter of 2011, and 11,630,773 during the first quarter of 2010.  The increase is primarily due to the issuance of 2,325,000 shares pursuant to a registered direct offering in October 2010.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of outstanding “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2011, the dilutive effect of options outstanding calculated under the treasury stock method totaled 78,881, which was added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2010, shares totaling 62,816 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

Comprehensive Income
(dollars in thousands, unaudited)	For the Three-Month Period
	Ended March 31,
	2011	2010

Net Income	$1,529	$2,339
Other comprehensive income:
Unrealized holding gain	1,839	1,184
Less: reclassification adjustment	-	-
Pre-tax other comprehensive income/(loss)	1,839	1,184
Less: tax impact of above	773	498
Net other comprehensive income	1,066	686

Comprehensive income	$2,595	$3,025

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

	March 31, 2011	December 31, 2010
Commitments to extend credit	$140,749	$142,309
Standby letters of credit	$7,605	$7,761
Commercial letters of credit	$9,430	$9,435

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any estimates.  Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at March 31, 2011 and December 31, 2010:

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

Estimated fair values for the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$57,522	$57,522	$42,645	$42,645
Investment securities available for sale	$375,027	$375,027	$331,730	$331,730
Loans and leases, net	$755,116	$782,173	$784,515	$816,185
Cash surrender value of life ins. policies	$32,010	$32,010	$31,591	$31,591
Other investments	$8,045	$8,045	$8,361	$8,361
Investments in limited partnerships	$10,525	$10,525	$10,899	$10,899
Accrued interest receivable	$5,425	$5,425	$5,677	$5,677

Financial liabilities:
Deposits	$1,091,705	$1,092,047	$1,052,274	$1,052,085
Overnight borrowings	$5,000	$5,000	$14,650	$14,650
Term borrowings	$10,000	$10,604	$15,000	$15,736
Subordinated debentures	$30,928	$11,685	$30,928	$11,610
Limited partnership capital commitment	$599	$764	$417	$417
Accrued interest payable	$523	$523	$678	$678

	Notional Amount		Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$140,749		$142,309
Standby letters of credit	$7,605		$7,761
Commercial letters of credit	$9,430		$9,435

For each category of financial assets that were actually reported at fair value at March 31, 2011, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2011, Using
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$4,970	$-	$4,970
Obligations of states and political subdivisions	-	72,917	-	72,917
U.S. Government agencies collateralized by mortgage obligations	-	295,582	-	295,582
Other Securities	1,558	-	-	1,558
Total availabe-for-sale securities	1,558	373,469	-	375,027

Loans Held for Sale	44	-	-	44
Total	$1,602	$373,469	$-	$375,071

	Fair Value Measurements at December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$5,062	$-	$5,062
Obligations of states and political subdivisions	-	70,102	-	70,102
U.S. Government agencies collateralized by mortgage obligations	-	255,143	-	255,143
Other Securities	1,423	-	-	1,423
Total availabe-for-sale securities	1,423	330,307	-	331,730

Loans Held for Sale	914	-	-	914
Total	$2,337	$330,307	$-	$332,644

Assets for which a nonrecurring change in fair value has been recorded are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2011, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$31,812	$11,476	$43,288
Foreclosed Assets	$-	$15,310	$3,904	$19,214

	Fair Value Measurements at December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$29,482	$6,705	$36,187
Foreclosed Assets	$-	$3,123	$17,568	$20,691

The table above only includes impaired loan balances for which a specific reserve has been established or on which a write-down has been taken.  Information on the Company’s total impaired loan balances, and specific loss reserves associated with those balances, is included in Management’s Discussion and Analysis of Financial Condition and Results of Operation, in the “Credit Quality and Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections.

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

OVERVIEW OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

First Quarter 2011 compared to First Quarter 2010

Net income for the quarter ended March 31, 2011 was $1.529 million, representing a decline of $810,000, or 35%, relative to net income of $2.339 million for the quarter ended March 31, 2010.  The 52% drop in pretax income was proportionally greater than the decline in net income, because an income tax accrual reversal of $279,000 helped boost net income in the first quarter of 2011.  Basic and diluted earnings per share for the first quarter of 2011 were $0.11, compared to $0.20 basic and diluted earnings per share for the first quarter of 2010.  The Company’s annualized return on average equity was 3.86% and annualized return on average assets was 0.48% for the quarter ended March 31, 2011, compared to a return on equity of 6.97% and return on assets of 0.72% for the quarter ended March 31, 2010.  The primary drivers behind the variance in net income are as follows:

•
Net interest income was down $1.324 million, or 9%, due to a decline in average interest-earning assets of $38 million, or 3%, and a 29 basis point drop in our net interest margin.  Negative factors impacting our net interest margin in 2011 include lower real estate loan yields resulting from increased competition for quality loans, a shift from average loan balances into lower-yielding investment balances, and a higher average balance of non-interest earning assets.

•
The Company’s loan loss provision increased by $200,000, or 6%.  Thus far in 2011, our loan loss provision has been utilized to provide specific reserves for impaired loans and to replenish reserves subsequent to loan charge-offs.  Net loans charged off totaled $3.3 million in the first quarter of 2011 relative to $3.0 million in the first quarter of 2010.

•
Total non-interest revenue declined by $285,000, or 7%, due to a drop in overdraft income resulting from procedural changes implemented pursuant to regulatory guidance.  The decline in overdraft income was partially offset by an increase in debit card interchange fees.

•
Total operating expense fell by $471,000, or 4%.  Salaries and benefits fell slightly for the quarter despite the addition of staff for newer branches, due primarily to our efforts to improve operating efficiencies.  The major variances in operating expense include the following:  Occupancy expense declined by $165,000, or 9%, due a drop in depreciation expense and lower maintenance/repair costs, as well as the January 2011 closure of a branch with a relatively costly lease; marketing costs declined $100,000 due mainly to the timing of payments; and data processing expenses were down $107,000, due to vendor credits for overcharges on processing software in previous years.

•
As noted above, the Company experienced an income tax accrual reversal of $279,000 in the first quarter of 2011 due to a high level of tax credits available relative to taxable income.  The tax credits have a greater impact than might otherwise be expected due to the favorable effect of tax-exempt interest income and BOLI income when determining taxable income.  In contrast to the negative tax provision in the first quarter of 2011, our effective tax accrual rate was 10% in the first quarter of 2010.

FINANCIAL CONDITION SUMMARY

March 31, 2011 relative to December 31, 2010

The most significant characteristics of, and changes in, the Company’s balance sheet during the first three months of 2011 are outlined below:

•
The Company’s assets totaled $1.313 billion at March 31, 2011, an increase of $26 million, or 2%, relative to total assets of $1.287 billion at December 31, 2010.  Total assets increased due to growth in investment securities and an increase in cash and balances due from banks, partially offset by lower loan balances.  Gross loan and lease balances declined $29 million, or 4%, due to runoff in the normal course of business, prepayments, transfers to OREO, and charge-offs.  Weak loan demand from quality borrowers and aggressive competition have hindered our ability to counteract this contraction.

•
The $73 million balance of nonperforming assets at March 31, 2011 reflects an increase of $6 million, or 9%, since year-end 2010, but is still below its peak of $78 million reached a year earlier.  Much of the increase for the first quarter consists of a $3.6 million participation purchased in a commercial real estate loan, which was placed on non-accrual status but for which no reserve is currently required based on the appraised value of the collateral.  In addition to nonperforming assets we had $12.6 million in performing restructured troubled debt (TDR’s) at March 31, 2011, an increase of only $86,000 relative to year-end 2010.

•
Our allowance for loan and lease losses was $21.5 million as of March 31, 2011, which represents a slight increase relative to the balance at December 31, 2010.  Even though the allowance for loan and lease losses did not change significantly, our allowance as a percentage of total loans increased by 14 basis points, to 2.76% at March 31, 2011 from 2.62% at December 31, 2010, because loan balances fell during the first quarter.

•
Total deposits increased by $39 million, or 4%, with non-maturity deposits, in particular, experiencing significant growth.  NOW deposits, however, dropped by $10 million, or 5%, due to runoff in our online-only accounts subsequent to interest rate adjustments.  We reduced non-deposit borrowings by $15 million, but added $15 million in longer-term wholesale-sourced brokered deposits for interest rate risk management purposes.

•
Total capital increased by $2 million, to $162 million at March 31, 2011.  Because capital increased and risk-adjusted assets declined, our consolidated total risk-based capital ratio increased to 21.20% at March 31, 2011 from 20.33% at year-end 2010.  Further, our tier one risk-based capital ratio was 19.94% and our tier one leverage ratio was 14.11% at March 31, 2011.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the first quarter of 2011 relative to the first quarter of 2010, net interest income declined by $1.324 million, or 9%.  The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Average Balances and Rates table shows the average balance of each significant balance sheet category, and the amount of interest income or interest expense associated with that category, for the comparative quarters.  The table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin.

Average Balances and Rates	For the Quarter			For the Quarter
(dollars in thousands, except per share data)	Ended March 31, 2011 (1) (2) (3)			Ended March 31, 2010 (1) (2) (3)
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets
Investments:
Federal funds sold/Due from time	$10,326	$8	0.31%	$22,107	$17	0.31%
Taxable	276,740	1,916	2.81%	221,884	2,108	3.85%
Non-taxable	71,814	716	6.22%	64,280	644	6.25%
Equity	1,549	-	0.00%	1,519	-	0.00%
Total Investments	360,429	2,640	3.40%	309,790	2,769	4.08%

Loans and Leases: (4) (5)
Agricultural	12,088	152	5.10%	9,672	120	5.03%
Commercial	102,185	1,522	6.04%	119,125	1,754	5.97%
Real Estate	569,672	9,049	6.44%	626,876	10,408	6.73%
Consumer	44,082	944	8.68%	54,713	1,123	8.32%
Direct Financing Leases	7,948	115	5.87%	12,183	173	5.76%
Other	49,730	-	0.00%	51,661	-	0.00%
Total Loans and Leases	785,705	11,782	6.08%	874,230	13,578	6.30%
Total Interest Earning Assets (5)	1,146,134	14,422	5.24%	1,184,020	16,347	5.72%
Other Earning Assets	8,347			9,361
Non-Earning Assets	138,694			127,584
Total Assets	$1,293,175			$1,320,965

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$177,104	$215	0.49%	$160,549	$384	0.97%
Savings Accounts	78,182	46	0.24%	65,090	36	0.22%
Money Market	156,491	190	0.49%	175,332	252	0.58%
CDAR's	32,762	54	0.67%	114,247	263	0.93%
Certificates of Deposit < $100,000	161,388	274	0.69%	144,595	320	0.90%
Certificates of Deposit ≥ $100,000	191,285	287	0.61%	194,305	306	0.64%
Brokered Deposits	6,833	25	1.48%	21,200	97	1.86%
Total Interest Bearing Deposits	804,045	1,091	0.55%	875,318	1,658	0.77%
Borrowed Funds:
Federal Funds Purchased	3	-	0.00%	3	-	0.00%
Repurchase Agreements	-	-	0.00%	-	-	0.00%
Short Term Borrowings	5,103	34	2.70%	9,396	38	1.64%
Long Term Borrowings	15,000	140	3.79%	19,222	176	3.71%
TRUPS	30,928	181	2.37%	30,928	175	2.29%
Total Borrowed Funds	51,034	355	2.82%	59,549	389	2.65%
Total Interest Bearing Liabilities	855,079	1,446	0.69%	934,867	2,047	0.89%
Demand Deposits	261,801			237,609
Other Liabilities	15,489			12,454
Shareholders' Equity	160,806			136,035
Total Liabilities and Shareholders' Equity	$1,293,175			$1,320,965

Interest Income/Interest Earning Assets			5.24%			5.72%
Interest Expense/Interest Earning Assets			0.51%			0.70%
Net Interest Income and Margin (6)		$12,976	4.73%		$14,300	5.02%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis using an effective tax rate of 35%.
(3)	Annualized
(4)
Net loan costs have been included in the calculation of interest income.  Net loan costs were approximately $193 thousand and $39 thousand for the quarters ended March 31, 2011 and 2010. Loans are gross of the allowance for possible loan losses.

(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Quarter Ended March 31,
(dollars in thousands)	2011 over 2010
	Increase (decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(9)	$-	$(9)
Taxable	521	(713)	(192)
Non-taxable (1)	75	(3)	72
Equity	0	0	0
Total Investments	587	(716)	(129)
Loans and Leases:
Agricultural	30	2	32
Commercial	(249)	17	(232)
Real Estate	(950)	(409)	(1,359)
Consumer	(218)	39	(179)
Direct Financing Leases	(60)	2	(58)
Other	0	0	0
Total Loans and Leases	(1,447)	(349)	(1,796)
Total Interest Earning Assets	(860)	(1,065)	(1,925)
Liabilities
Interest Bearing Deposits:
NOW	40	(209)	(169)
Savings Accounts	7	3	10
Money Market	(27)	(35)	(62)
CDAR's	(188)	(21)	(209)
Certificates of Deposit < $100,000	37	(83)	(46)
Certificates of Deposit ≥ $100,000	(5)	(14)	(19)
Brokered Deposits	(66)	(6)	(72)
Total Interest Bearing Deposits	(202)	(365)	(567)
Borrowed Funds:
Federal Funds Purchased	0	0	0
Repurchase Agreements	0	0	0
Short Term Borrowings	(17)	13	(4)
Long Term Borrowings	(39)	3	(36)
TRUPS	0	6	6
Total Borrowed Funds	(56)	22	(34)
Total Interest Bearing Liabilities	(258)	(343)	(601)
Net Interest Margin/Income	$(602)	$(722)	$(1,324)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the volume variance for the first quarter of 2011 relative to the first quarter of 2010 was negative $602,000, due primarily to the fact that average interest-earning assets were $38 million lower in the first quarter of 2011.  The negative volume variance was exacerbated by balance movement within assets, where we experienced an $89 million drop in average loans due to declining balances of relatively high-yielding real estate, commercial and consumer loans, and a $51 million increase in the average balance of investments, which have significantly lower yields.  Furthermore, the average balance of non-earning assets was $11 million higher, due mainly to an increase in the average balance of cash and due from banks and a higher deferred tax asset balance.  The unfavorable shift in average asset balances was partially offset by favorable changes on the liability side, where we experienced movement out of CDARS, brokered deposits, and wholesale borrowings into lower-cost core deposits.  An increase in average equity, resulting from our registered direct offering in October 2010 and the addition of net income, also helped reduced our reliance on interest-bearing liabilities and thus helped limit the magnitude of the negative volume variance.

The rate variance was also negative for the quarter, contributing $722,000 to the drop in net interest income.  There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 48 basis points lower due to the addition of investment securities in a relatively low-rate environment, and lower real estate loan yields, which declined 29 basis points due to increased competition for quality loans.  The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities.  Our average net interest position for the first quarter of 2010, which is the base period for the rate variance calculation, was $249 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.  Factors partially offsetting the negative pressures on our rate variance include a drop in our weighted average cost of interest-bearing liabilities, which was 20 basis points lower due primarily to an improving deposit mix and the easing of competitive pressures on time deposit rates.  Net interest reversals totaled only $27,000 in the first quarter of 2011 relative to $285,000 in the first quarter of 2010, which also helped partially offset the negative factors.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.73% in the first quarter of 2011, a decline of 29 basis points relative to the first quarter of 2010.  Negative factors impacting our net interest margin in 2011 include lower real estate loan yields, a shift from average loan balances into lower-yielding investment balances, and higher average balances for non-interest earning assets.  Having a favorable impact on our net interest margin were a lower level of net interest reversals, a shift in average balances from higher-cost liabilities into lower-cost core deposits, and a reduced reliance on interest-bearing liabilities.  We expect that our net interest margin could continue to experience slight contraction due to heightened competitive pressures on loan yields, and that effect will be intensified if we are unable to reverse the unfavorable trend in loan balances.

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

The Company’s provision for loan losses increased by $200,000, or 6%, in the first quarter of 2011 relative to the first quarter of 2010.  The loan loss provision typically includes reserve replenishment subsequent to loan charge-offs, as well as the enhancement of general reserves for performing loans and specific reserves for impaired loans as needed pursuant to a detailed analysis of the adequacy our allowance for loan and lease losses.  Thus far in 2011, our loan loss provision has been utilized primarily to provide specific reserves for impaired loans and to replenish reserves subsequent to loan charge-offs.  Much of the increase in specific reserves was centered in a few large loans, where updated appraisals indicated deterioration in underlying collateral values.  Balances transferred to non-accrual status totaled $15 million for the first quarter of 2011, and net loans charged off during the same period totaled $3.3 million relative to $3.0 million in the first quarter of 2010.  The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the first quarter of 2011 relative to the first quarter of 2010:

Non Interest Income/Expense
(dollars in thousands, unaudited)	For the Quarter
	Ended March 31,
	2011	% of Total	2010	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,255	63.06%	$2,703	70.01%
Other service charges, commissions & fees	906	25.33%	830	21.50%
Gains on sales of loans	43	1.20%	24	0.62%
Gains on securities	-	0.00%	-	0.00%
Loan servicing income	6	0.17%	9	0.23%
Bank owned life insurance	374	10.46%	370	9.58%
Other	(8)	-0.22%	(75)	-1.94%
Total non-interest income	3,576	100.00%	3,861	100.00%
As a % of average interest-earning assets (1)		1.27%		1.32%

OTHER OPERATING EXPENSES:
Salaries and Employee Benefits	5,710	48.80%	5,779	47.47%
Occupancy costs
Furniture & equipment	521	4.45%	668	5.49%
Premises	1,054	9.01%	1,072	8.80%
Advertising and marketing costs	422	3.61%	522	4.29%
Data processing costs	273	2.33%	380	3.12%
Deposit services costs	637	5.44%	684	5.62%
Loan services costs
Loan processing	226	1.93%	140	1.15%
Foreclosed assets	624	5.33%	639	5.25%
Credit card	-	0.00%	-	0.00%
Other operating costs
Telephone & data communications	295	2.52%	282	2.32%
Postage & mail	141	1.21%	142	1.17%
Other	230	1.97%	241	1.98%
Professional services costs
Legal & accounting	382	3.26%	336	2.76%
Other professional service	933	7.97%	969	7.96%
Stationery & supply costs	172	1.47%	212	1.74%
Sundry & tellers	82	0.70%	107	0.88%
Total non-interest Expense	$11,702	100.00%	$12,173	100.00%
As a % of average interest-earning assets (1)		4.14%		4.17%
Efficiency Ratio (2)	68.13%		64.66%

(1) Annualized
(2) Tax Equivalent

The Company’s results reflect total non-interest income of $3.576 million in the first quarter of 2011, a decline of $285,000, or 7%, relative to the first quarter of 2010. The decline is centered in service charges on deposits, but the drop in service charges was partially offset by higher debit card interchange fees and a lower level of losses realized on the termination of operating leases. Total other operating income was an annualized 1.27% of average interest-earning assets in the first quarter of 2011, relative to 1.32% in the first quarter of 2010.

Service charge income on deposits declined by $448,000, or 17%, in the first quarter of 2011 relative to the first quarter of 2010, and fell to 0.51% of average transaction account balances in the first quarter of 2011 from 0.68% in the first quarter of 2010. This decline is due to a $495,000 drop in overdraft and returned item charges, which is primarily the result of procedural changes implemented pursuant to new consumer legislation and updated regulatory guidelines on overdrafts. Other service charges, commissions, and fees increased by $76,000, or 9%, for the quarter, due mainly to an increase of $114,000 in debit card point-of-sale interchange fees that was partially offset by declining income on operating leases. Debit card interchange fees are higher due to an increase in the number of active cards outstanding and increased per-card usage. Loan sale and servicing income remained at minimal levels in 2011 and 2010.

Bank-owned life insurance income increased very slightly, by $4,000, or 1%, in the first quarter of 2011 relative to the first quarter of 2010.  The Company owns and derives income from two basic types of BOLI :  “general account,” and “separate account.”  At March 31, 2011, the Company had $29.2 million invested in single-premium general account BOLI.  Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans, and is typically fairly consistent with interest credit rates that do not change frequently.  In addition to general account BOLI, the Company had $2.9 million invested in separate account BOLI at March 31, 2011, the earnings on which help offset deferred compensation accruals for certain directors and senior officers.  These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses.  While this often results in significant fluctuations in income from quarter to quarter, net gains on separate account BOLI totaled $124,000 in the first quarter of 2011 relative to net gains of $112,000 in the first quarter of 2010, an immaterial difference.  Gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances.  Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that also effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA).  Other non-interest income was up by $67,000 in the first quarter of 2011 in comparison to the first quarter of 2010, due in large part to a $52,000 decline in losses incurred upon the disposition of equipment that was acquired subsequent to the termination of operating leases.  Also helping out for the first quarter of 2011 was the realization of $18,000 in net gains from the sale of OREO, relative to net losses of $10,000 in the first quarter of 2010.

Total operating expense (non-interest expense) was $11.702 million for the quarter ended March 31, 2011, a decline of $471,000, or 4%, relative to total operating expense for the same period in 2010.  The decline is primarily due to lower occupancy costs, advertising and marketing costs, and data processing costs.  Non-interest expense fell slightly to an annualized 4.14% of average interest-earning assets for the first quarter of 2011 from 4.17% in the first quarter of 2010.

The largest component of non-interest expense, salaries and employee benefits, dropped by $69,000, or 1%, for the comparative quarters.  This decline came in spite of additional staffing costs for our newer branches opened in February 2011 and March 2010, as we have been striving to improve operating efficiencies.  Partially offsetting the reduction was a $66,000 decline in salaries relating to successful loan originations in the first quarter of 2011 compared to the first quarter of 2010, due to lower loan origination activity.  Since this portion of salaries is deferred and amortized against interest income it has the effect of reducing current-period expense, hence a lower deferral equates to higher salaries expense.  Despite their dollar decline, salaries and benefits increased to 48.80% of total non-interest expense for the first quarter of 2011 from 47.47% in the first quarter of 2010, due simply to the fact that certain other expense categories declined by even greater amounts.

Occupancy expense dropped by $165,000, or 9%, for the quarter, due mainly to a drop in depreciation expense and lower maintenance/repair costs, although the January 2011 closure of a branch with a relatively costly lease also contributed to the decline.  Marketing costs also declined by $100,000, or 19%, although the drop was due to the timing of payments and does not represent a permanent decline.  Data processing costs were down as well, decreasing by $107,000, or 28%, for the quarter, due to vendor credits for overcharges on processing software in previous years.  Deposit services costs declined by $47,000, or 7%, due primarily to lower costs associated with our online checking product.  Loan processing costs rose by $86,000, or 61%, for the quarter, due primarily to increases in costs related to appraisals and collections.  Foreclosed asset costs declined by only $15,000, or 2%, but there were significant changes in the two largest components within this category:  OREO write-downs totaled $458,000 in the first quarter of 2011 relative to $267,000 in the first quarter of 2010, and foreclosed asset operating expenses totaled $166,000 in the first quarter of 2011 as compared to $371,000 in the first quarter of 2010.  Changes in other operating expenses were primarily caused by fluctuations in the timing of payments.

Because income fell by a relatively greater amount than non-interest expense, the Company’s tax-equivalent overhead efficiency ratio increased to 68.13% in the first quarter of 2011 from 64.66% in the first quarter of 2010.  The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.  The Company’s tax credits consist primarily of those generated by our $9.9 million investment in low-income housing tax credit funds, and California state employment tax credits.  The Company had a negative income tax provision of $279,000 in the first quarter of 2011, which helped boost income, relative to a tax accrual of $249,000 in the first quarter of 2010.  The tax accrual reversal for the first quarter of 2011 is the result of a relatively high level of tax credits, which had a greater impact than might be expected due to the favorable effect of tax-exempt interest income and BOLI income on pre-tax income.  Our tax credits stem from investments in low-income housing tax credit funds, as well as hiring tax credits.  Our tax accrual rate is currently very sensitive to changes in pretax income, because of our level of permanent differences relative to pretax income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, and overnight fed funds sold.  Fed funds sold represent the investment of temporary excess liquidity with one or more correspondent banks.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments were 29% of total assets at March 31, 2011, and 26% at December 31, 2010.

We had no fed funds outstanding at March 31, 2011, relative to $210,000 at December 31, 2010.  As noted above, however, our balance of interest-bearing balances at other banks was over $11 million at March 31, 2011, up from only $325,000 at the end of 2010, because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds.  Surplus liquidity, which was generated during the quarter from growth in deposits and loan runoff, was also deployed into longer-term, higher-yielding agency-issued mortgage-backed securities and municipal bonds, hence the book balance of the Company’s investment portfolio increased by $43 million, or 13%, during the first three months of 2011.  The book balance of our investment securities was $375 million at March 31, 2011.  Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity.  The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	March 31,		December 31,
	2011		2010
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Treasury securities	$-	$-	$-	$-
US Gov’t agencies	4,914	4,970	4,954	5,062
Mortgage-backed securities	292,008	295,582	252,320	255,143
State & political subdivisions	72,012	72,917	70,201	70,102
Other equity securities	2,705	1,558	2,705	1,423
Total Investment Securities	$371,639	$375,027	$330,180	$331,730

Mortgage-backed securities increased by $40 million, or 16%, net of prepayments, during the first three months of 2011.  The balance of municipal bonds increased by $3 million, or 4%, as the Company has also taken advantage of relative value in that sector.  It should be noted that all newly purchased municipal bonds have strong underlying ratings.  No equity securities were bought or sold during the first three months of 2011, although the market value of those securities increased slightly.  Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $135 million at March 31, 2011 and $146 million at December 31, 2010, leaving $240 million in unpledged debt securities at March 31, 2011 and $186 million at December 31, 2010.  Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $84 million at March 31, 2011 and $103 million at December 31, 2010.

At March 31, 2011 and December 31, 2010, the Company had 121 securities and 141 securities, respectively, with unrealized losses.  Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary.  Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	March 31, 2011
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of States and Political Subdivisions	17,729	(430)	2,521	(250)
Agency-Issued Mortgage-Backed Securities (MBS)	113,022	(819)	-	-
Private-Label MBS	-	-	328	(1)
Other Securities	-	-	1,558	(1,148)
TOTAL	$130,751	$(1,249)	$4,407	$(1,399)

	December 31, 2010
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of States and Political Subdivisions	24,728	(884)	2,478	(283)
Agency-Issued Mortgage-Backed Securities (MBS)	108,203	(1,009)	-	-
Private-Label MBS	-	-	558	(21)
Other Securities	-	-	1,408	(1,292)
TOTAL	$132,931	$(1,893)	$4,444	$(1,596)

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $776 million at the end of March 2011, a drop of $29 million, or 4%, since December 31, 2010.  Loan balances have been declining because of runoff in the normal course of business (including prepayments), transfers to OREO, and charge-offs.  Furthermore, loan origination activity in our branches has been light due to weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, heightened competition, and increased attention devoted to monitoring and managing current loan relationships.  Management has made selective personnel changes and realigned branch objectives in order to place additional emphasis on high-quality loan growth, with a particular focus on commercial loans and agricultural loans, and we have seen a recent increase in the volume of potential loan deals reviewed.  However, no assurance can be provided that loan balances will not continue to decline, especially in the near term.  A comparative schedule of the distribution of the Company’s loans at March 31, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table.  The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution
(dollars in thousands, unaudited)	March 31	December 31
	2011	2010
Real Estate:
1-4 family residential construction	13,803	13,866
Other Construction/Land	45,872	52,047
1-4 family - closed-end	103,098	105,459
Equity Lines	68,820	70,783
Multi-family residential	10,768	10,962
Commercial RE- owner occupied	192,007	187,970
Commercial RE- non-owner occupied	119,070	120,500
Farmland	47,959	61,293
Total Real Estate	601,397	622,880
Agricultural products	14,518	13,457
Commercial and Industrial	89,074	94,768
Small Business Administration Loans	20,061	18,616
Direct finance leases	8,790	10,234
Consumer loans	42,552	45,585
Total Loans and Leases	$776,392	$805,540

Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.78%	1.72%
Other Construction/land	5.91%	6.46%
1-4 family - closed-end	13.28%	13.09%
Equity Lines	8.87%	8.79%
Multi-family residential	1.39%	1.36%
Commercial RE- owner occupied	24.73%	23.33%
Commercial RE- non-owner occupied	15.34%	14.96%
Farmland	6.18%	7.61%
Total Real Estate	77.47%	77.32%
Agricultural products	1.87%	1.67%
Commercial and Industrial	11.47%	11.77%
Small Business Administration Loans	2.58%	2.31%
Direct finance leases	1.13%	1.27%
Consumer loans	5.48%	5.66%
Total Loans and Leases	100.00%	100.00%

Agricultural production loans show a slight increase relative to their year-end 2010 balance, due to seasonal disbursements.  SBA loan balances also increased slightly, but balances declined in the total real estate, commercial, direct finance lease, and consumer loan categories.  The largest decline in the real estate category came in loans secured by farmland, which declined by $13 million due primarily to the payoff of $9 million in loans from a single borrower when the underlying collateral was sold.  Charge-offs represent about $2 million of the total $21 million decline in real estate loan balances, and we had close to $3 million in balances transferred to OREO.  Charge-offs were close to $1 million each for commercial loans and consumer loans, which declined by $6 million and $3 million, respectively.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans.  The balance of loans serviced for others declined to $470,000 at March 31, 2011 from $5.0 million at December 31, 2010.

CREDIT QUALITY AND NONPERFORMING ASSETS

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk.  Balances classified as “loss” are immediately charged-off.  The Company uses the following definitions of risk classifications:

•	Pass – Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans that are not assessed on an individual basis.

•
Special Mention – Loans classified as special mention have potential issues that deserve the close attention of management.  If left uncorrected, these potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.

•
Substandard – Loans classified as substandard are loans with at least one clear and well-defined weakness such as a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or poor financial condition, which could jeopardize ultimate recoverability of the debt.

•
Impaired – A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include all nonperforming loans, loans classified as restructured troubled debt, and certain other loans that are still being maintained on accrual status.  If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR).  TDR’s may be classified as either nonperforming or performing loans depending on their accrual status.

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	March 31, 2011
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 - family residential construction	$4,404	$5,470	$-	$3,929	$13,803
Other construction/Land	19,746	16,980	1,297	7,849	45,872
1-4 Family - closed end	81,994	7,180	2,169	11,755	103,098
Equity Lines	64,332	1,453	1,303	1,732	68,820
Multi-family residential	4,736	3,076	-	2,956	10,768
Commercial RE - owner-occupied	152,771	17,528	12,956	8,752	192,007
Commercial RE - non-owner occupied	73,400	10,384	3,680	31,606	119,070
Farmland	32,607	9,782	5,051	519	47,959
Total Real Estate	433,990	71,853	26,456	69,098	601,397

Agricultural	12,623	1,626	269	-	14,518
Commercial and Industrial	72,647	7,288	6,347	2,792	89,074
Small Business Administration	14,853	1,210	585	3,413	20,061
Direct finance leases	8,023	270	12	485	8,790
Consumer loans	39,477	647	694	1,734	42,552
Total Gross Loans and Leases	$581,613	$82,894	$34,363	$77,522	$776,392

	December 31, 2010
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 - family residential construction	$4,309	$5,500	$-	$4,057	$13,866
Other construction/Land	24,988	17,979	1,411	7,669	52,047
1-4 Family - closed end	83,543	6,345	2,326	12,331	104,545
Equity Lines	66,560	1,426	1,558	1,239	70,783
Multi-family residential	4,930	3,076	-	2,956	10,962
Commercial RE - owner-occupied	149,451	18,892	11,936	7,691	187,970
Commercial RE - non-owner occupied	79,842	7,498	6,051	27,109	120,500
Farmland	35,949	21,091	3,848	405	61,293
Total Real Estate	449,572	81,807	27,130	63,457	621,966

Agricultural	11,547	1,673	237	-	13,457
Commercial and Industrial	79,083	8,156	5,425	2,104	94,768
Small Business Administration	13,219	1,335	621	3,441	18,616
Direct finance leases	9,604	129	-	501	10,234
Consumer loans	42,436	830	775	1,544	45,585
Total Gross Loans and Leases	$605,461	$93,930	$34,188	$71,047	$804,626

The table below shows our average investment in impaired loans and interest recognized on those loans for the periods noted:

(dollars in thousands, unaudited)
	3 months ended	12 months ended
	March 31,	December 31,
	2011	2010
Average investment in impaired loans	$87,626	$86,336
Interest income recognized on impaired loans	$292	$1,575
Interest income recognized on a cash basis on impaired loans	$-	$-

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (“OREO”).  OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale.  Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease.  At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection.  The loan balances classified by the Company as past due and nonaccrual were as follows, as of the indicated dates:

(dollars in thousands, unaudited)
	March 31, 2011
	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
Real Estate:
Commercial and land development	$401	$-	$9,902
1-4 Family residential	1,706	-	5,951
Multifamily residential	-	-	-
Commercial real estate and other	8,037	-	29,971
Commercial and Industrial	3,437	-	6,418
Consumer and Other	1,208	-	1,390
	$14,789	$-	$53,632

	December 31, 2010
	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
Real Estate:
Commercial and land development	$14,747	$-	$10,241
1-4 Family residential	6,491	-	6,134
Multifamily residential	2,634	-	-
Commercial real estate and other	5,078	-	22,521
Commercial and Industrial	3,400	-	5,946
Consumer and Other	1,183	-	1,112
	$33,533	$-	$45,954

The following table presents comparative data for the Company’s nonperforming assets and performing TDR’s, as of the dates noted:

Nonperforming Assets
(dollars in thousands, unaudited)	March 31,	December 31,
	2011	2010
Non-accrual loans:
Real Estate:
1-4 family residential construction	$3,929	$4,057
Other Construction/Land	5,973	6,185
1-4 family - closed-end	4,219	4,894
Equity Lines	1,732	1,239
Multi-family residential	-	-
Commercial RE- owner occupied	8,497	7,412
Commercial RE- non-owner occupied	20,955	14,704
Farmland	519	405
Total Real Estate	45,824	38,896
Agricultural products	-	-
Commercial and Industrial	2,520	2,005
Small Business Administration Loans	3,413	3,440
Direct finance leases	485	501
Consumer loans	1,390	1,112
Total nonperforming loans	$53,632	$45,954

Foreclosed assets	19,214	20,691
Total nonperforming assets	$72,846	$66,645
Performing loans classified as troubled debt restructurings (TDR's) (1)	$12,551	$12,465

Nonperforming loans as a % of total gross loans and leases	6.91%	5.70%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	9.16%	8.07%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table

Total nonperforming assets increased $6.2 million, or 9%, during the first three months of 2011. Total nonperforming loans increased by $7.7 million, but foreclosed assets declined by $1.5 million. The balance of nonperforming loans at March 31, 2011 includes $22.8 million in TDR’s which were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $12.6 million in loans classified as performing TDR’s for which we were still accruing interest at March 31, 2011, relative to a balance of $12.5 million at December 31, 2010.

Non-accruing loan balances secured by real estate comprised $45.8 million of total nonperforming loans at March 31, 2011, and reflect a net increase of $6.9 million, or 18%, during the first three months of 2011. Gross additions to nonperforming real estate loans totaled $11.5 million for the quarter, most of which was comprised of balances secured by commercial real estate. Offsetting some of the increase created by additional real estate loans placed on non-accrual status during the first three months of 2011 were $2.6 million in transfers to OREO from nonperforming real estate loans, and net pay-downs on nonperforming real estate loans of $1.5 million.

Nonperforming commercial and SBA loans increased by a combined $488,000, or 9%, during the first three months of 2011, ending the period at $5.9 million. Gross additions to nonperforming commercial and SBA loans totaled $2.1 million for the quarter, but this was offset by net pay-downs of $482,000, the return to accrual status of $346,000 in loans, the charge-off of $816,000 in loan balances, and the transfer of a small amount to foreclosed assets. Non-accrual direct finance leases did not change materially during first three months of 2011, and nonperforming consumer loans, which are largely unsecured, increased by $278,000, or 25%, to a total of $1.4 million.

As noted above, foreclosed assets declined by $1.5 million, or 7%, during the first three months of 2011. The balance of foreclosed assets at March 31, 2011 had an aggregate carrying value of $19.2 million, and was comprised of 79 separate parcels classified as OREO and 13 mobile homes. Much of our OREO consists of vacant lots or land, but there are also 19 residential properties totaling $2.9 million, and three commercial buildings with a combined book balance of $1.6 million. At the end of 2010 foreclosed assets totaled $20.7 million, comprised of 79 properties in OREO and 17 mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 9.16% of gross loans and leases plus foreclosed assets at March 31, 2011, up from 8.07% at December 31, 2010. While our balance of nonperforming assets has increased since year-end 2010, an action plan is in place for each of our nonperforming and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses related to certain specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. It is maintained at a level which is adequate to absorb remaining probable loan losses after factoring in charge-offs taken against the allowance, and recoveries credited back to the allowance. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. At March 31, 2011, the allowance for loan and lease losses was $21.5 million, or 2.76% of gross loans, a 2% increase relative to the $21.1 million allowance at December 31, 2010 which was 2.62% of gross loans. The allowance declined by $2.6 million, or 11%, in comparison to March 31, 2010, due to the charge-off of certain impaired, collateral-dependent loan balances against previously-established specific reserves during the intervening 12 months, but the allowance is the same percentage of gross loans since loan balances also declined. The Company’s total allowance was 40.02% of nonperforming loans at March 31, 2011, relative to 46.00% at December 31, 2010 and 46.66% at March 31, 2010. An allowance for potential losses inherent in unused commitments, totaling $160,000 at March 31, 2011, is included in other liabilities.

We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary. The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.

(dollars in thousands, unaudited)
	March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate:
Construction and land development	$8,930	$6,977	$1,735	$9,455	$14
1-4 Family residential	7,791	7,948	1,045	8,016	58
Multifamily residential	2,956	2,963	27	2,963	48
Commercial RE and Other	25,394	26,287	5,212	27,226	36
Commercial and Industrial	6,711	6,782	2,382	6,865	3
Consumer and Other	1,381	1,407	866	1,418	3
	$53,163	$52,364	$11,267	$55,943	$162

With no Related Allowance Recorded
Real Estate:
Construction and land development	$7,922	$5,977	$-	$8,689	$22
1-4 Family residential	5,960	5,776	-	6,161	104
Multifamily residential	-	-	-	-	-
Commercial RE and Other	15,483	15,888	-	16,418	3
Commercial and Industrial	6	6	-	6	-
Consumer and Other	353	358	-	409	1
	29,724	28,005	-	31,683	130
Total	$82,887	$80,369	$11,267	$87,626	$292

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate:
Construction and land development	$6,493	$5,306	$1,544	$10,938	$43
1-4 Family residential	8,047	8,208	1,068	8,279	181
Multifamily residential	2,956	2,963	37	2,966	212
Commercial RE and Other	15,749	16,216	2,580	18,203	155
Commercial and Industrial	6,065	6,114	2,235	6,670	1
Consumer and Other	1,170	1,205	565	1,227	18
	$40,480	$40,012	$8,029	$48,283	$610

With no Related Allowance Recorded
Real Estate:
Construction and land development	$10,264	$7,670	$-	$11,545	$129
1-4 Family residential	5,782	5,607	-	5,964	99
Multifamily residential	-	-	-	-	-
Commercial RE and Other	19,456	19,920	-	20,140	736
Commercial and Industrial	6	6	-	9	-
Consumer and Other	374	377	-	395	1
	35,882	33,580	-	38,053	965
Total	$76,362	$73,592	$8,029	$86,336	$1,575

Similar but condensed information for the comparative periods noted is provided in the following table:

(dollars in thousands, unaudited)
	March 31	December 31
	2011	2010

Impaired loans without a valuation allowance	$26,789	$32,035
Impaired loans with a valuation allowance	50,733	39,012
Total impaired loans	$77,522	$71,047
Valuation allowance related to impaired loans	$11,267	$8,029
Total non-accrual loans	$53,632	$49,954
Total loans past-due ninety days or more and still accruing	$-	$-

The loss allowance represents the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis. The discounted cash flow approach is used to measure impairment on loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition of underlying collateral. If a distressed borrower displays the desire and ability to continue paying on the loan, but is unable to do so except on a modified basis, an amended repayment plan may be negotiated. For these TDR’s, the act of modification in and of itself suggests that the Company believes the source of repayment will likely be from borrower-generated cash flows, thus they are also typically evaluated for impairment by discounting projected cash flows.

For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the amount of the collateral coverage shortfall. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 79% of the Company’s impaired loans at March 31, 2011. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. These unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $10.2 million at March 31, 2011.

During the three months ended March 31, 2011, there were no material changes made to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The table that follows summarizes the activity in the allowance for loan and lease losses for the quarter ended March 31, 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	For the Quarter Ended March 31, 2011
	Real Estate	Ag Products	Comm'l & Industrial	SBA Loans	Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$10,142	$62	$5,797	$1,274	$284	$3,579	$21,138
Charge-offs	1,626	-	884	77	9	784	3,380
Recoveries	6	-	30	7	7	56	106
Provision	3,013	7	165	285	157	(27)	3,600
Ending Balance	$11,535	$69	$5,108	$1,489	$439	$2,824	$21,464

Ending balance: individually evaluated for impairment	$8,019	$-	$923	$1,316	$143	$866	$11,267

Ending balance: collectively evaluated for impairment	$3,516	$69	$4,185	$173	$296	$1,958	$10,197

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loan balance:
Ending Balance	$601,397	$14,518	$89,074	$20,061	$8,790	$42,552	$776,392

Ending balance: individually evaluated for impairment	$69,098	$-	$2,792	$3,413	$485	$1,734	$77,522

Ending balance: collectively evaluated for impairment	$532,299	$14,518	$86,282	$16,648	$8,305	$40,818	$698,870

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Similar information for the comparative periods noted is disclosed in the table below:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December 31,	Ended March 31,
	2011	2010	2010
Balances:
Average gross loans and leases outstanding during period (1)	$785,705	$851,292	$874,230
Gross loans and leases outstanding at end of period	$776,392	$805,540	$872,211

Allowance for Loan and Lease Losses:
Balance at beginning of period	$21,138	$23,715	$23,715
Provision charged to expense	3,600	16,680	3,400
Charge-offs
Real Estate:
1-4 family residential construction	-	1,706	-
Other Construction/Land	717	4,579	129
1-4 family - closed-end	155	1,400	233
Equity Lines	258	596	-
Multi-family residential	-	97	97
Commercial RE- owner occupied	496	946	19
Commercial RE- non-owner occupied	-	1,358	113
Farmland	-	27	-
Total Real Estate	1,626	10,709	591
Agricultural products	-	-	-
Commercial and Industrial	884	4,998	1,083
Small Business Administration Loans	77	293	46
Direct finance leases	9	646	505
Consumer loans	784	3,691	986
Consumer Credit Cards	-	-	-
Total charge-offs	3,380	20,337	3,211
Recoveries
Real Estate:
1-4 family residential construction	-	25	25
Other Construction/Land	-	13	-
1-4 family - closed-end	5	41	3
Equity Lines	1	41	1
Multi-family residential	-	-	-
Commercial RE- owner occupied	-	-	-
Commercial RE- non-owner occupied	-	-	-
Farmland	-	-	-
Total Real Estate	6	120	29
Agricultural products	-	-	-
Commercial and Industrial	30	462	51
Small Business Administration Loans	7	63	42
Direct finance leases	7	159	12
Consumer loans	56	274	57
Consumer Credit Cards	-	2	1
Total recoveries	106	1,080	192
Net loan charge offs (recoveries)	3,274	19,257	3,019
Ending Balance	$21,464	$21,138	$24,096

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.69%	2.26%	1.40%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	2.76%	2.62%	2.76%
Allowance for Loan Losses to Non-Performing Loans	40.02%	46.00%	46.66%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	15.25%	91.10%	12.53%
Net Loan Charge-offs to Provision for Loan Losses	90.94%	115.45%	88.79%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company’s provision for loan and lease losses increased by $200,000, or 6%, for the first quarter of 2011 relative to the first quarter of 2010, while net loan balances charged off increased by $255,000, or 8%, for the same comparative periods. Real estate loan charge-offs experienced the largest increase among our main loan categories, rising by $1.0 million, or 175%, for the comparative quarters, with the increases spread among construction and land loans, owner-occupied commercial real estate loans, and equity lines. Including write-downs taken in the first quarter of 2011, we have taken a cumulative total of $4.3 million in write-downs on collateral-dependent loans still on our books at March 31, 2011, most of which were on construction loans. SBA loans also experienced a small increase in charge-offs for the comparative quarters, but we had lower charge-offs for commercial loans, direct finance leases, and consumer loans. Material changes in the level of principal recoveries are not evident for any category. Since our allowance for loan and lease losses is maintained at a level to cover probable losses related to specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at March 31, 2011 represents management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $141 million at March 31, 2011 as compared to $142 million at December 31, 2010, although it is not likely that all of these commitments will ultimately be drawn down. Unused commitments represented approximately 18% of gross loans outstanding at March 31, 2011 and at December 31, 2010. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $17 million at March 31, 2011 and at December 31, 2010.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $46 million at March 31, 2011, compared to $42 million at December 31, 2010. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $39 million average of cash and due from banks for the first three months of 2011 was higher than the $34 million average for the fourth quarter of 2010 due to a higher level of cash activity in our branches, which has required the maintenance of higher levels of vault cash, and the addition of a branch in February 2011.

Net premises and equipment increased by $418,000 during the first three months of 2011, primarily due to fixed asset additions related to our new Selma branch. “Other assets” were $2.8 million lower, with the most significant changes including a lower level of foreclosed assets, a drop in our prepaid FDIC assessment subsequent to payments made in the first three months of 2011, and a decline in our net deferred tax asset. At March 31, 2011, the $105 million balance of other assets includes as its largest components $32 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $10 million investment in low-income housing tax credit funds, approximately $19 million in OREO and other foreclosed assets, an $8 million investment in restricted stock, a deferred tax asset of close to $13 million, current prepaid income taxes totaling $2 million, accrued interest receivable totaling $5 million, goodwill of about $6 million, a prepaid FDIC assessment of $4 million, and $1 million in operating leases. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings. However, the FHLB of San Francisco suspended stock repurchases for a period of time and only recently started to repurchase stock at minimal levels, thus our $8 million restricted stock investment is not expected to drop significantly even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. Likewise, our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the quarters ended March 31, 2011 and 2010 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at March 31, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)	March 31,	December 31,
	2011	2010
Demand	$266,209	$251,908
NOW	174,773	184,360
Savings	82,547	74,682
Money Market	164,810	156,170
CDAR's < $100,000	1,746	1,614
CDAR's ≥ $100,000	30,418	31,652
Customer Time Deposit < $100,000	162,947	164,223
Customer Time deposits ≥ $100,000	193,255	187,665
Brokered Deposits	15,000	-
Total Deposits	$1,091,705	$1,052,274

Percentage of Total Deposits
Demand	24.38%	23.94%
NOW	16.01%	17.52%
Savings	7.56%	7.10%
Money Market	15.10%	14.84%
CDAR's < $100,000	0.16%	0.15%
CDAR's ≥ $100,000	2.79%	3.01%
Customer Time Deposit < $100,000	14.93%	15.61%
Customer Time deposits > $100,000	17.70%	17.83%
Brokered Deposits	1.37%	0.00%
Total	100.00%	100.00%

Total deposit balances increased by $39 million, or 4%, during the first three months of 2011. Furthermore, our deposit mix improved since much of that growth came in core non-maturity deposits, which were up by $21 million, or 3%. The growth in non-maturity deposits is due in part to our ongoing deposit acquisition programs, including our highly successful direct mail initiatives. During the first three months of 2011 non-interest bearing demand deposits rose by $14 million, or 6%; savings deposits were up $8 million, or 11%; and money market deposit balances increased by $9 million, or 6%. NOW deposits were the exception, declining by $10 million, or 5%, subsequent to interest rate adjustments made on our online reward checking product. Customer time deposits under $100,000 were down $1 million, or 1%, while customer-sourced time deposits over $100,000 increased by $6 million, or 3%. CDAR’s deposits, which are also primarily sourced from customers in our market areas, declined by a combined total of $1 million, or 3%. In addition to our customer deposit activity during the first three months of 2011, we added $15 million in wholesale-sourced brokered deposits with maturities in the two to four year range, for interest rate risk management purposes. Despite the addition of brokered deposits, management recognizes that maintaining a high level of core customer deposits is one of the keys to sustaining a strong net interest margin and we continue to focus energy toward that end.

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

The Company uses overnight and short-term FHLB advances and overnight fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. There were no borrowings under repurchase agreements at March 31, 2011 or December 31, 2010, but we had $35,000 in overnight fed funds purchased on our books at March 31, 2011. We had no overnight FHLB advances at March 31, 2011 relative to $10 million at the end of 2010, and term FHLB advances also declined by $5 million during the first three months of 2011. As of March 31, 2011, term FHLB borrowings totaled $15 million, comprised of $15 million in the form of longer-term borrowings (original maturity over one year). The Company had $31 million in junior subordinated debentures at March 31, 2011 and December 31, 2010.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities dropped by $364,000, or 3%, during the first three months of 2011, due mainly to a reduction in accrued expenses that were paid subsequent to year-end.

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

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $126 million at March 31, 2011. An additional $127 million in credit is available from the Federal Home Loan Bank if the Company pledges additional collateral in a like amount and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $66 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2011. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2011, unpledged securities, plus pledged securities in excess of current pledging requirements, comprised $323 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. The Company experienced a significant shift from contingent liquidity to actual balance sheet liquidity in 2010, due to the arrangement of a letter of credit from the FHLB for certain pledging requirements in place of investment securities. The FHLB letter of credit totaled $167 million at March 31, 2011. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average loans to assets ratios were 39% and 58%, respectively, at March 31, 2011, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were well within policy guidelines at March 31, 2011. Strong growth in core deposits combined with loan runoff and growth in investments has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. Per updated regulatory guidance, we also apply an upward shock of 400 b.p. for net interest income simulations and include the results in internal management reports. As of March 31, 2011 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	$-5,108	$-3,770	$-2,363	$-381	$-259	$	+1,128
% Change	-9.77%	-7.21%	-4.52%	-0.73%	-0.50%		+2.16%

Our current interest rate risk profile indicates that a drop in interest rates could have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be minimal in the current environment. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be $2.4 million lower, a drop of 4.52% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates which are already relatively low (on NOW accounts and savings accounts, for example), and rates on other low-cost interest-bearing liabilities, hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions include a presumed floor for our internal prime rate that partially offsets other negative pressures.

An increase in interest rates could also have an unfavorable effect on net interest income. However, if not for the fact that many of our variable-rate loans are currently at rate floors our balance sheet would be slightly asset-sensitive, meaning that, all else being equal, net interest income would increase as rates go up. Because of those rate floors, our model projects that if there were an immediate increase of 100 basis points in interest rates, the Company’s net interest income would be $381,000 lower than in a flat rate scenario due to the re-pricing lag that occurs while variable rates are increasing to floored levels. As rates rise further and loan rates lift from their floors, net interest income will benefit.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is essentially a gauge of longer-term exposure to interest rate risk. It is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, but this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of March 31, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-51,525	$-51,266	$-24,569	$	+4,356	$	+3,235	$	+7,355
% Change	-16.84%	-16.76%	-8.03%		+1.42%		+1.06%		+2.40%

The table shows that our EVE will likely deteriorate in declining rate scenarios, but will generally benefit from rising rates. The changes in EVE are not symmetrical, however, due to the optionality inherent in certain financial instruments. Our EVE profile has changed substantially in recent periods, moving from unfavorable exposure to a benefit under rising rates, due in part to model adjustments to non-maturity deposit decay rates which better reflect historical patterns. Effectively, lower decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater, as would be the case in a rising rate environment. The updated EVE simulations also reflect greater exposure to declining rates, due in part to the acceleration of loan prepayments. In recent periods, we have intentionally focused on variable rate loans and longer-maturity funding in an attempt to benefit from the eventuality of rising rates, but this has also increased our exposure to declining rates.

CAPITAL RESOURCES

At March 31, 2011, the Company had total shareholders’ equity of $161.5 million, comprised of $63.6 million in common stock, $1.7 million in additional paid-in capital, $94.3 million in retained earnings, and $2.0 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2010 was $159.6 million. The $1.9 million increase in shareholders’ equity during the first quarter was due in part to the addition of $1.5 million in net earnings, less $839,000 in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), also increased by $1.1 million due to increasing market values, and the increase in capital related to stock options was $74,000.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $30 million in junior subordinated debentures on the Company’s balance sheet at March 31, 2011 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $11.5 million, or 53%, of our total allowance is currently included in Tier 2 capital. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios
	March 31,	December 31,
	2011	2010
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	21.20%	20.33%
Tier 1 Capital to Total Risk-weighted Assets	19.94%	19.06%
Tier 1 Leverage Ratio	14.11%	13.84%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	20.19%	19.31%
Tier 1 Capital to Total Risk-weighted Assets	18.93%	18.04%
Tier 1 Leverage Ratio	13.38%	13.07%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2010.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the first quarter of 2011:

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 9, 2011	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President &
Chief Executive Officer

May 9, 2011	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer &
Chief Accounting Officer