Form 10-Q
period 2011-06-30
SIERRA BANCORP
filed 2011-08-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Common stock, no par value, 14,046,666 shares outstanding as of August 1, 2011

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1
SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$49,265	$42,110
Interest-bearing deposits in banks	19,102	325
Federal Funds Sold	-	210
Total Cash & Cash Equivalents	68,367	42,645
Investment securities available for sale	402,736	331,730
Loans and leases:
Loans held for sale	-	914
Gross loans and leases	772,551	804,626
Allowance for loan and lease losses	(20,711)	(21,138)
Deferred loan and lease fees, net	229	113
Net Loans and Leases	752,069	784,515
Premises and equipment, net	20,033	20,190
Operating leases, net	547	904
Foreclosed assets	18,231	20,691
Goodwill	5,544	5,544
Other assets	78,372	80,352
TOTAL ASSETS	$1,345,899	$1,286,571

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$273,684	$251,908
Interest bearing	842,482	800,366
Total Deposits	1,116,166	1,052,274
Federal funds purchased and repurchase agreements	3,980	-
Short-term borrowings	-	14,650
Long-term borrowings	15,000	15,000
Other liabilities	14,413	14,122
Junior subordinated debentures	30,928	30,928
TOTAL LIABILITIES	1,180,487	1,126,974
SHAREHOLDERS' EQUITY
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 24,000,000 shares authorized; 14,046,666 and 13,976,741 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	64,024	63,477
Additional paid in capital	1,760	1,652
Retained earnings	95,604	93,570
Accumulated other comprehensive income	4,024	898
TOTAL SHAREHOLDERS' EQUITY	165,412	159,597

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,345,899	$1,286,571

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED  STATEMENTS OF INCOME
(dollars in thousands, except per share data, unaudited)

	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2011	2011	2011
Interest income:
Interest and fees on loans	$11,918	$13,495	$23,700	$27,073
Interest on investment securities:
Taxable	2,285	2,043	4,201	4,150
Tax-exempt	721	673	1,437	1,318
Interest on Federal funds sold and interest-bearing deposits	25	5	33	22
Total interest income	14,949	16,216	29,371	32,563

Interest expense:
Interest on deposits	1,125	1,671	2,216	3,329
Interest on short-term borrowings	5	55	39	92
Interest on long-term borrowings	142	142	282	318
Interest on manditorily redeemable trust preferred securities	180	180	361	355
Total interest expense	1,452	2,048	2,898	4,094

Net Interest Income	13,497	14,168	26,473	28,469

Provision for loan losses	3,000	3,500	6,600	6,900

Net Interest Income after Provision for Loan Losses	10,497	10,668	19,873	21,569

Non-interest revenue:
Service charges on deposit accounts	2,446	2,887	4,701	5,590
Other income, net	1,027	1,102	2,348	2,260
Total other operating income	3,473	3,989	7,049	7,850

Other operating expense:
Salaries and employee benefits	5,201	5,151	10,911	10,930
Occupancy expense	1,625	1,819	3,200	3,559
Other	4,729	4,578	9,146	9,232
Total other operating expenses	11,555	11,548	23,257	23,721

Income before income taxes	2,415	3,109	3,665	5,698

Provision for income taxes	231	565	(48)	814

Net Income	$2,184	$2,544	$3,713	$4,884

PER SHARE DATA
Book value	$11.78	$12.00	$11.78	$12.00
Cash dividends	$0.06	$0.06	$0.12	$0.12
Earnings per share basic	$0.16	$0.22	$0.27	$0.42
Earnings per share diluted	$0.16	$0.22	$0.26	$0.42
Average shares outstanding, basic	14,012,574	11,646,409	13,997,264	11,638,638
Average shares outstanding, diluted	14,084,997	11,749,546	14,072,974	11,723,566

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,713	$4,884
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of loans	(53)	(37)
(Gain) loss on disposal of fixed assets	(12)	115
Loss on sale on foreclosed assets	296	337
Writedowns on foreclosed assets	1,305	653
Share-based compensation expense	117	68
Provision for loan losses	6,600	6,900
Depreciation and amortization	1,257	1,535
Net amortization on securities premiums and discounts	2,660	1,372
Increase in unearned net loan fees	(117)	(330)
Increase in cash surrender value of life insurance policies	(707)	(506)
Proceeds from sales of loans	1,725	932
Net decrease (increase) in loans held-for-sale	914	(498)
Decrease (increase) in interest receivable and other assets	1,766	(2,004)
Decrease in other liabilities	(1,361)	(572)
Net decrease in restricted stock, at cost	670	334
Deferred income tax (benefit) provision	(6)	13
Excess tax provision (benefit) from equity based compensation	10	(12)
Net cash provided by operating activities	18,777	13,184

Cash flows from investing activities:
Maturities of securities available for sale	408	4,960
Proceeds from sales/calls of securities available for sale	1,275	6,912
Purchases of securities available for sale	(104,699)	(73,005)
Principal paydowns on securities available for sale	34,638	33,589
Decrease in loans receivable, net	20,543	7,564
Purchases of premises and equipment, net	(734)	(1,185)
Proceeds from sales of foreclosed assets	3,434	2,911
Net cash used in investing activities	(45,135)	(18,254)

Cash flows from financing activities:
Increase (decrease) in deposits	63,892	(33,830)
Decrease (increase) in borrowed funds	(14,650)	21,900
Increase in fed funds purchased	3,980	-
Cash dividends paid	(1,679)	(1,397)
Payments of stock issuance costs	(23)	-
Stock options exercised	570	225
Excess tax (benefit) provision from equity based compensation	(10)	12
Net cash provided by (used in) financing activities	52,080	(13,090)

Increase (decrease) in cash and due from banks	25,722	(18,160)

Cash and Cash Equivalents
Beginning of period	42,645	66,235
End of period	$68,367	$48,075

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley.  Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert.  The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley.  Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000.  We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts and submit certain loan applications online.  The Bank’s newest “brick and mortar” branches opened for business in Selma in February 2011 and Farmersville in March 2010.  In January 2011 we closed our first branch ever, in Bakersfield on California Avenue due to lease issues, and we are currently searching for a suitable location to replace that branch.  In addition to our full-service branches, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at eight different non-branch locations.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. Current U.S. generally accepted accounting principles allow reporting entities several alternatives for displaying other comprehensive income and its components in financial statements, and ASU 2011-05 is intended to improve the consistency of this reporting issue. The amendments in this ASU require all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Furthermore, the entity is required to present, on the face of the financial statements, adjustments for items that are reclassified from other comprehensive income to net income in the statements, where the components of net income and the components of other comprehensive income are presented. The amendments in the ASU do not change the following: 1) items that must be reported in other comprehensive income; 2) when an item of other comprehensive income must be reclassified to net income; 3) the option to present components of other comprehensive income either net of related tax effects or before related tax effects; or, 4) how earnings per share is calculated or presented. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, such as the Company, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company’s adoption of this ASU will impact our presentation of comprehensive income, but not the calculation of such.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to substantially converge the fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). The amended guidance changes several aspects of current fair value measurement guidance, including the following provisions: 1) the application of the concepts of “highest and best use” and “valuation premise”; 2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis; 3) the incorporation of certain premiums and discounts in fair value measurements; and, 4) the measurement of the fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. For public entities such as the Company, the provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The implementation of ASU 2011-04 is not expected to change fair value measurements for any of the Company’s assets or liabilities carried at fair value, and thus should not impact the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, in an effort to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  ASU 2011-02 is intended to assist creditors in determining whether a modification of the terms of a loan meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of TDR’s.  In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist:  1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and likewise clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, the amendments to Topic 310 preclude creditors from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR.  For public companies, such as Sierra Bancorp, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Early adoption is permitted, and the Company has adopted the provisions of ASU 2011-02 for the reporting period ended June 30, 2011.  There was a total of $552,000 in loan balances that were added to performing TDR’s at June 30, 2011 as a direct result of the Company’s adoption of ASU 2011-02, with only a negligible impact on our allowance for loan and lease losses.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses.  According to the guidance, there are two levels of detail at which credit information must be presented - the portfolio segment level and class level.  The portfolio segment level is defined as the level where financing receivables are aggregated in developing a company’s systematic method for calculating its allowance for credit losses.  The class level is the second level at which credit information will be presented, and represents the categorization of financing receivables at a slightly less aggregated level than the portfolio segment level.  Companies are required to provide the following disclosures as a result of this update:  A roll-forward of the allowance for credit losses at the portfolio segment level, with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period-end; additional disclosures of nonaccrual and impaired financing receivables by class as of period-end; credit quality and past due/aging information by class as of period-end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and details on any significant purchases or sales of financing receivables during the period.  The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional period-end disclosures surrounding troubled-debt restructurings which were deferred in December 2010 and became effective for annual and interim reporting periods ending on or after June 15, 2011.  The increased disclosures for activity within a reporting period become effective for periods beginning on or after June 15, 2011, with retrospective application to January 1, 2011.  The provisions of this FASB update expanded the Company’s current disclosures with respect to our allowance for loan and lease losses and the credit quality of our financing receivables.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update added disclosure requirements for significant transfers into and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of the valuation techniques was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  The Company adopted these provisions of the ASU in preparing the Consolidated Financial Statements commencing with the period ended March 31, 2010.  The adoption of these provisions only affected the disclosure requirements for fair value measurements and as a result had no impact on the Company’s statements of income and condition.  An additional requirement of this ASU is that activity within Level 3, including purchases, sales, issuances, and settlements, be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU became effective for the Company’s reporting period ending March 31, 2011.  As this provision only amended the disclosure requirements for fair value measurements, our adoption of it had no impact on the Company’s statements of income and condition.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2011 and 2010, cash paid for interest due on interest-bearing liabilities was $2.942 million and $4.304 million, respectively.  There was $1.643 million in cash paid for income taxes during the six months ended June 30, 2011, and $5.360 million in cash paid for income taxes during the six months ended June 30, 2010.  Assets totaling $2.948 million and $5.455 million were acquired in settlement of loans for the six months ended June 30, 2011 and June 30, 2010, respectively, and we received $3.268 million in cash from the sale of foreclosed assets during the first half of 2011 relative to $2.911 million during the first half of 2010.  The Company extended $1.381 million in loans to finance the sale of foreclosed assets during the six months ended June 30, 2011, but none during the first six months of 2010.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007.  Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 292,723 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of June 30, 2011 and remain unaffected by the termination.  The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company.  The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee.  The total number of shares of the Company’s authorized but unissued stock reserved and available for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options have been granted since the inception of the plan and the number remaining available for grant as of June 30, 2011 was 1,040,360.  No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option.  The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense.  Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized.  This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company.  A pre-tax charge of $53,000 was reflected in the Company’s income statement during the second quarter of 2011 and $28,000 was charged during the second quarter of 2010, as compensation expense related to outstanding and unvested stock options.  For the first half, these charges amounted to $118,000 in 2011 and $66,000 in 2010.

Note 6 – Earnings Per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 14,012,574 weighted average shares outstanding during the second quarter of 2011, and 11,646,409 during the second quarter of 2010.  There were 13,997,264 weighted average shares outstanding during the first six months of 2011, and 11,638,638 during the first six months of 2010.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options.  The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits.  For the second quarter and first six months of 2011, the dilutive effect of options outstanding calculated under the treasury stock method totaled 72,423 and 75,710, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share.  Likewise, for the second quarter and first six months of 2010, shares totaling 103,137 and 84,928, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

Comprehensive Income
(dollars in thousands, unaudited)	For the Quarter		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Net Income	$2,184	$2,544	$3,713	$4,884
Other comprehensive income:
Unrealized holding gain	3,450	1,366	5,289	2,550
Less: reclassification adjustment	-	-	-	-
Pre-tax other comprehensive inc/(loss)	3,450	1,366	5,289	2,550
Less: tax impact of above	1,450	574	2,223	1,072
Net other comprehensive income	2,000	792	3,066	1,478

Comprehensive income	$4,184	$3,336	$6,779	$6,362

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit, and standby letters of credit.  They involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet.  The Company’s exposure to credit loss in the event of nonperformance by counterparties for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and issuing letters of credit as it does for making loans included on the balance sheet.  The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2011	December 31, 2010
Commitments to extend credit	$143,501	$142,309
Standby letters of credit	$11,380	$7,761
Commercial letters of credit	$9,427	$9,435

Commitments to extend credit consist primarily of unfunded single-family residential construction loans and home equity lines of credit, and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose the estimated fair value of all financial instruments for which it is practicable to estimate fair values.  In addition to those footnote disclosure requirements, FASB’s standard on investments requires that our debt securities, which are classified as available for sale, and our equity securities that have readily determinable fair values, be measured and reported at fair value in our statement of financial position.  Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value.  While the fair value option outlined under FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, we have not elected the fair value option for any additional financial assets or liabilities.

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

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the factors that market participants would likely consider in pricing an asset or liability.

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any estimates.  Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at June 30, 2011 and December 31, 2010:

•	Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

•
Investment securities:  The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the securities’ relationship to other benchmark quoted securities when quoted prices for the specific securities are not readily available.

•
Loans and leases:  For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values.  Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness.  Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount that has been committed to purchase the loan.  The carrying amount of accrued interest receivable approximates its fair value.

•	Cash surrender value of life insurance policies: The fair values are based on cash surrender values at each reporting date.

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

•
Deposits:  Fair values for demand deposits and other non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount.  Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities.  The carrying amount of accrued interest payable approximates its fair value.

•
Short-term borrowings:  The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates.  Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•
Long-term borrowings:  The fair values of the Company’s long-term borrowings are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: The fair values of subordinated debentures are determined based on the current market value for like instruments of a similar maturity and structure.

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

Estimated fair values for the Company’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	68,367	68,367	42,645	42,645
Investment securities available for sale	402,736	402,736	331,730	331,730
Loans and leases, net	752,069	780,684	784,515	816,185
Cash surrender value of life insurance policies	32,298	32,298	31,591	31,591
Other investments	7,691	7,691	8,361	8,361
Investments in limited partnerships	10,198	10,198	10,899	10,899
Accrued interest receivable	5,695	5,695	5,677	5,677

Financial liabilities:
Deposits	1,116,166	1,117,063	1,052,274	1,052,085
Repurchase agreements	3,980	3,980	-	-
Overnight borrowings	-	-	9,650	9,650
Short-term borrowings	-	-	5,000	5,000
Long-term borrowings	15,000	15,529	15,000	15,736
Subordinated debentures	30,928	11,651	30,928	11,610
Limited partnership capital commitment	392	764	417	417
Accrued interest payable	722	722	678	678

	Notional Amount		Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	143,501		142,309
Standby letters of credit	11,380		7,761
Commercial letters of credit	9,427		9,435

For each category of financial assets that were actually reported at fair value at June 30, 2011, the Company used the following methods and significant assumptions:

•
Investment Securities:  The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the their relationship to other benchmark quoted securities.

•
Loans held for sale:  Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are thus not relevant for reporting purposes.  If available-for-sale loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•
Impaired loans:  Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the original contractual terms of the loan agreement, and for which the carrying value has been written down to the fair value of the loan.  The carrying value is equivalent to the fair value of the collateral, net of expected disposition costs, for collateral-dependent loans, or the present value of anticipated future cash flows for other loans.

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2011, Using
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$5,028	$-	$5,028
Obligations of states and political subdivisions	-	73,922	-	73,922
U.S. Government agencies collateralized by mortgage obligations	-	322,171	-	322,171
Other Securities	1,615	-	-	1,615
Total availabe-for-sale securities	1,615	401,121	-	402,736

Loans Held for Sale	-	-	-	-
Total	$1,615	$401,121	$-	$402,736

	Fair Value Measurements at December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$5,062	$-	$5,062
Obligations of states and political subdivisions	-	70,102	-	70,102
U.S. Government agencies collateralized by mortgage obligations	-	255,143	-	255,143
Other Securities	1,423	-	-	1,423
Total availabe-for-sale securities	1,423	330,307	-	331,730

Loans Held for Sale	914	-	-	914
Total	$2,337	$330,307	$-	$332,644

Assets for which a nonrecurring change in fair value has been recorded are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2011, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$26,312	$13,699	$40,011
Foreclosed Assets	$-	$16,273	$1,958	$18,231

	Fair Value Measurements at December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$29,482	$6,705	$36,187
Foreclosed Assets	$-	$3,123	$17,568	$20,691

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  the establishment of the Company’s allowance for loan and lease losses, as explained in detail in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, which is discussed under “Credit Quality and Nonperforming Assets” and “Allowance for Loan and Lease Losses”; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the fair value of the Company and for which it has been determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements.  Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

OVERVIEW OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Second Quarter 2011 compared to Second Quarter 2010

Net income for the quarter ended June 30, 2011 was $2.184 million, representing a decline of $360,000, or 14%, relative to net income of $2.544 million for the quarter ended June 30, 2010.  Basic and diluted earnings per share for the second quarter of 2011 were $0.16, compared to $0.22 basic and diluted earnings per share for the second quarter of 2010.  The Company’s annualized return on average equity was 5.36% and annualized return on average assets was 0.65% for the quarter ended June 30, 2011, compared to a return on equity of 7.36% and return on assets of 0.77% for the quarter ended June 30, 2010.  The primary drivers behind the variance in net income are as follows:

•
Net interest income was down $671,000, or 5%, due to a 27 basis point drop in the Company’s net interest margin, partially offset by a $15 million increase in average interest-earning assets.  Negative factors impacting our net interest margin in the second quarter of 2011 include lower loan yields resulting from increased competition for quality loans, and a shift from average loan balances into lower-yielding investment balances.  These negatives were partially offset by net interest recoveries in the second quarter of 2011, a reduced reliance on interest-bearing liabilities due to growth in average non-interest bearing deposits and equity, and a shift in average balances from non-deposit borrowings and CDARS deposits into lower-cost core deposit categories.

•
The Company’s loan loss provision was reduced by $500,000, or 14%.  Thus far in 2011, our loan loss provision has been utilized to provide specific reserves for impaired loans and to replenish reserves subsequent to loan charge-offs.  Net loans charged off totaled $3.753 million in the second quarter of 2011, including a $1.4 million charge-off associated with a single non-accruing loan for which we had a $1.2 million reserve already established as of year-end 2010.  Net charge-offs were $2.722 million in the second quarter of 2010.

•
Total non-interest revenue declined by $516,000, or 13%, due primarily to a drop in overdraft income resulting from procedural changes implemented pursuant to regulatory guidance.  Another unfavorable variance in non-interest income was the result of a $378,000 increase in costs associated with low-income housing tax credit investments, which are accounted for as a reduction in income.  These unfavorable variances were partially offset by a higher level of debit card interchange income, higher merchant fees, an increase in income on bank-owned life insurance associated with deferred compensation plans, and gains on leased equipment subsequent to the termination of leases.

•
Total operating expense had a negligible variance for the quarterly comparison.  Salaries and benefits increased by only $50,000, or 1%, despite the addition of staff for newer branches and a $120,000 increase in deferred compensation accruals.  Occupancy expense declined by $194,000, or 11%, for the quarter, due mainly to a drop in depreciation expense, lower maintenance/repair costs, and the January 2011 closure of a branch with a relatively costly lease.  Other non-interest expenses increased by an aggregate $151,000, or 3%, due in large part to a $501,000 increase in write-downs on foreclosed assets and an increase in directors deferred fee accruals, which were partially offset by favorable variances in certain other costs including those associated with online deposit accounts and internet banking, marketing expense, FDIC assessments, and sundry losses.

First Half 2011 Compared to First Half 2010

Net income for the first six months of 2011 was $3.713 million, a drop of $1.171 million, or 24%, relative to net income for the first six months of 2010.  Basic and diluted earnings per share were $0.27 and $0.26, respectively, for the first six months of 2011, compared to $0.42 basic and diluted earnings per share for the first six months of 2010.  The Company realized an annualized return on average equity of 4.62% for the first half of 2011 and 7.17% for the first half of 2010, and a return on assets for the same periods of 0.57% and 0.74%, respectively.  The principal reasons for the first half net income variance include the following:

•
Net interest income declined by $1.996 million, due to a 29 basis point net interest margin decline and a $9 million drop in average interest-earning assets.  The drop in our net interest margin for the comparative year-to-date periods was the result of the same circumstances discussed for the quarterly comparison.

•
The Company’s provision for loan losses was $6.6 million in the first half of 2011, which represents a drop of $300,000, or 4%, relative to the first half of 2010.  Net charge-offs increased by $1.3 million, however, due to the charge-off of a pre-established reserve on a non-performing loan that was resolved in the second quarter of 2011.

•
Total non-interest income declined by $801,000, or 10%.  Similar to the quarterly comparison, the largest changes in the components of non-interest income for the half include lower overdraft fee income and higher low-income housing tax credit investment costs, partially offset by an increase in income generated by deferred compensation BOLI, a higher level of debit card interchange fees, and gains realized upon the termination of equipment leases.

•
Total non-interest expense reflects a drop of $464,000, or 2%, for the first half of 2011.  Significant reductions within this category are evident in occupancy expense, marketing costs, internet banking and online account costs, foreclosed asset operating expense, FDIC assessments, and sundry losses.  These reductions were partially offset by a $692,000 increase in write-downs on foreclosed assets, and higher directors deferred fee costs.

•
The Company recorded a negative income tax provision of $48,000 for the first half of 2011, as compared to a provision of $814,000 for the first half of 2011 that resulted in a tax accrual rate of 14%.  The income tax provision was negative for the first half of 2011 due to a high level of tax credits relative to taxable income, as adjusted for the favorable impact of tax-exempt interest income and BOLI income.

FINANCIAL CONDITION SUMMARY

June 30, 2011 relative to December 31, 2010

The most significant characteristics of, and changes in, the Company’s balance sheet during the first six months of 2011 are outlined below:

•
The Company’s assets totaled $1.346 billion at June 30, 2011, an increase of $59 million, or 5%, relative to total assets of $1.287 billion at December 31, 2010.  Total assets increased due to growth in investment securities and an increase in cash and balances due from banks, partially offset by lower loan balances.  Gross loan and lease balances declined $33 million, or 4%, due to runoff in the normal course of business, prepayments, transfers to OREO, and charge-offs.  Weak loan demand from quality borrowers and aggressive competition have hindered our ability to counteract this contraction.

•
The $65 million balance of nonperforming assets at June 30, 2011 reflects a decline of $1 million, or 2%, since year-end 2010, and is well below its peak of $78 million reached a year earlier.  In addition to nonperforming assets we had $14.3 million in performing restructured troubled debt (TDR’s) at June 30, 2011, an increase of $2 million, or 15%, relative to year-end 2010.

•
Our allowance for loan and lease losses was $20.7 million as of June 30, 2011, which represents a slight decline relative to the balance at year-end 2010 due primarily to the charge-off of a pre-established specific reserve that was included in the allowance at December 31, 2010.  Even though the allowance for loan and lease losses fell slightly, our allowance as a percentage of total loans increased by 6 basis points, to 2.68% at June 30, 2011 from 2.62% at December 31, 2010, because loan balances fell during the first half of the year.

•
Total deposits increased by $64 million, or 6%.  While $33 million of that growth was in core non-maturity deposits, NOW deposits dropped by $6 million, or 3%, due to runoff in our online-only accounts subsequent to interest rate adjustments.  We also added $15 million in longer-term wholesale-sourced brokered deposits for interest rate risk management purposes, in order to create a more defensive posture for the eventuality of rising interest rates.  Federal Home Loan Bank borrowings were reduced by $15 million during the first six months of the year, but other borrowings increased by $4 million subsequent to a customer’s transfer of $4 million from money market deposits into a non-deposit sweep account.

•
Total capital increased by $6 million, or 4%, to $165 million at June 30, 2011.  Because capital increased and risk-adjusted assets declined, our consolidated total risk-based capital ratio increased to 21.38% at June 30, 2011 from 20.33% at year-end 2010.  Further, our tier one risk-based capital ratio was 20.12% and our tier one leverage ratio was 13.75% at June 30, 2011.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the second quarter of 2011 relative to the second quarter of 2010, net interest income declined by $671,000, or 5%.  For the year-to-date comparison, net interest income declined by $1.996 million, or 7%.  The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Average Balances and Rates tables show the average balance of each significant balance sheet category, and the amount of interest income or interest expense associated with that category, for the comparative quarters and year-to-date periods.  The tables also show the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the periods noted.

Average Balances and Rates	For the Quarter			For the Quarter
(dollars in thousands, except per share data)	Ended June 30, 2011 (1)(2)(3)			Ended June 30, 2010 (1)(2)(3)
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets
Investments:
Federal funds sold/due from time	$36,802	$25	0.27%	$10,215	$5	0.19%
Taxable	312,808	2,285	2.89%	234,371	2,043	3.45%
Non-taxable	73,396	721	5.98%	67,829	673	6.04%
Equity	1,595	-	0.00%	1,607	-	0.00%
Total Investments	424,601	3,031	3.19%	314,022	2,721	3.88%

Loans and Leases:(4) (5)
Agricultural	13,886	179	5.17%	9,719	122	5.03%
Commercial	107,006	1,598	5.99%	119,237	1,784	6.00%
Real Estate	556,509	9,091	6.55%	623,481	10,285	6.62%
Consumer	41,031	946	9.25%	51,286	1,139	8.91%
Direct Financing Leases	7,117	104	5.86%	11,484	165	5.76%
Other	48,459	-	0.00%	54,702	-	0.00%
Total Loans and Leases	774,008	11,918	6.18%	869,909	13,495	6.22%
Total Interest Earning Assets (5)	1,198,609	14,949	5.13%	1,183,931	16,216	5.62%
Other Earning Assets	7,882			9,196
Non-Earning Assets	133,018			131,800
Total Assets	$1,339,509			$1,324,927

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$175,621	$205	0.47%	$182,036	$530	1.17%
Savings Accounts	83,492	50	0.24%	69,641	41	0.24%
Money Market	165,083	192	0.46%	167,208	245	0.59%
CDAR's	49,144	71	0.59%	78,669	168	0.86%
Certificates of Deposit<$100,000	158,083	271	0.69%	144,702	296	0.82%
Certificates of Deposit≥$100,000	196,870	286	0.58%	193,209	315	0.65%
Brokered Deposits	15,000	50	1.34%	15,000	76	2.03%
Total Interest Bearing Deposits	843,293	1,125	0.54%	850,465	1,671	0.79%
Borrowed Funds:
Federal Funds Purchased	3	-	0.00%	-	-	0.00%
Repurchase Agreements	1,634	5	1.23%	-	-	0.00%
Short Term Borrowings	1	-	0.00%	26,676	55	0.83%
Long Term Borrowings	15,000	142	3.80%	15,000	142	3.80%
TRUPS	30,928	180	2.33%	30,928	180	2.33%
Total Borrowed Funds	47,566	327	2.76%	72,604	377	2.08%
Total Interest Bearing Liabilities	890,859	1,452	0.65%	923,069	2,048	0.89%
Demand Deposits	269,716			248,832
Other Liabilities	15,559			14,454
Shareholders' Equity	163,375			138,572
Total Liabilities and Shareholders' Equity	$1,339,509			$1,324,927

Interest Income/Interest Earning Assets			5.13%			5.62%
Interest Expense/Interest Earning Assets			0.48%			0.70%
Net Interest Income and Margin(6)		$13,497	4.65%		$14,168	4.92%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Net loan costs have been included in the calculation of interest income. Net loan costs were approximately $145 thousand and $148 thousand for the quarters ended June 30, 2011 and 2010.
 Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the Six Months			For the Six Months
(dollars in thousands, except per share data)	Ended June 30, 2011 (1)(2)(3)			Ended June 30, 2010 (1)(2)(3)
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets
Investments:
Federal funds sold/due from time	$25,967	$33	0.25%	$16,073	$22	0.27%
Taxable	294,874	4,201	2.83%	228,162	4,150	3.62%
Non-taxable	72,609	1,437	6.06%	66,064	1,318	6.10%
Equity	1,572	-	0.00%	1,563	-	0.00%
Total Investments	395,022	5,671	3.24%	311,862	5,490	3.95%

Loans and Leases:(4) (5)
Agricultural	12,992	331	5.14%	9,696	242	5.03%
Commercial	104,609	3,120	6.01%	119,181	3,538	5.99%
Real Estate	563,054	18,140	6.50%	625,169	20,693	6.67%
Consumer	42,548	1,890	8.96%	52,990	2,263	8.61%
Direct Financing Leases	7,530	219	5.86%	11,832	337	5.74%
Other	49,091	-	0.00%	53,190	-	0.00%
Total Loans and Leases	779,824	23,700	6.13%	872,058	27,073	6.26%
Total Interest Earning Assets (5)	1,174,846	29,371	5.17%	1,183,920	32,563	5.67%
Other Earning Assets	8,114			9,278
Non-Earning Assets	133,510			129,758
Total Assets	$1,316,470			$1,322,956

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
NOW	$176,358	$420	0.48%	$171,352	$914	1.08%
Savings Accounts	80,852	96	0.24%	67,378	77	0.23%
Money Market	160,811	382	0.48%	171,248	497	0.59%
CDAR's	40,998	125	0.61%	96,359	431	0.90%
Certificates of Deposit<$100,000	159,727	545	0.69%	144,648	616	0.86%
Certificates of Deposit≥$100,000	194,093	573	0.60%	193,754	621	0.65%
Brokered Deposits	10,939	75	1.38%	18,083	173	1.93%
Total Interest Bearing Deposits	823,778	2,216	0.54%	862,822	3,329	0.78%
Borrowed Funds:
Federal Funds Purchased	3	-	0.00%	2	-	0.00%
Repurchase Agreements	821	4	0.98%	-	-	0.00%
Short Term Borrowings	2,538	35	2.78%	18,084	92	1.03%
Long Term Borrowings	15,000	282	3.79%	17,099	318	3.75%
TRUPS	30,928	361	2.35%	30,928	355	2.31%
Total Borrowed Funds	49,290	682	2.79%	66,113	765	2.33%
Total Interest Bearing Liabilities	873,068	2,898	0.67%	928,935	4,094	0.89%
Demand Deposits	265,781			243,251
Other Liabilities	15,524			13,459
Shareholders' Equity	162,097			137,311
Total Liabilities and Shareholders' Equity	$1,316,470			$1,322,956

Interest Income/Interest Earning Assets			5.17%			5.67%
Interest Expense/Interest Earning Assets			0.50%			0.70%
Net Interest Income and Margin(6)		$26,473	4.68%		$28,469	4.97%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Net loan costs have been included in the calculation of interest income. Net loan costs were approximately $338 thousand and $187 thousand for the six months ended June 30, 2011 and 2010.
 Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Quarter Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011 over 2010			2011 over 2010
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$13	$7	$20	$14	$(3)	$11
Taxable	684	(442)	242	1,213	(1,162)	51
Non-taxable(1)	55	(7)	48	131	(12)	119
Equity	-	-	-	-	-	-
Total Investments	752	(442)	310	1,358	(1,177)	181
Loans and Leases:
Agricultural	52	5	57	82	7	89
Commercial	(183)	(3)	(186)	(433)	15	(418)
Real Estate	(1,105)	(89)	(1,194)	(2,056)	(497)	(2,553)
Consumer	(228)	35	(193)	(446)	73	(373)
Direct Financing Leases	(63)	2	(61)	(123)	5	(118)
Other	-	-	-	-	-	-
Total Loans and Leases	(1,527)	(50)	(1,577)	(2,976)	(397)	(3,373)
Total Interest Earning Assets	(775)	(492)	(1,267)	(1,618)	(1,574)	(3,192)
Liabilities
Interest Bearing Deposits:
NOW	(19)	(307)	(326)	27	(521)	(494)
Savings Accounts	8	1	9	15	4	19
Money Market	(3)	(51)	(54)	(30)	(85)	(115)
CDAR's	(63)	(33)	(96)	(248)	(58)	(306)
Certificates of Deposit < $100,000	27	(51)	(24)	64	(135)	(71)
Certificates of Deposit > $100,000	6	(35)	(29)	1	(49)	(48)
Brokered Deposits	-	(26)	(26)	(68)	(30)	(98)
Total Interest Bearing Deposits	(44)	(502)	(546)	(239)	(874)	(1,113)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	-	5	5	-	4	4
Short Term Borrowings	(55)	-	(55)	(79)	22	(57)
Long Term Borrowings	-	-	-	(39)	3	(36)
TRUPS	-	-	-	-	6	6
Total Borrowed Funds	(55)	5	(50)	(118)	35	(83)
Total Interest Bearing Liabilities	(99)	(497)	(596)	(357)	(839)	(1,196)
Net Interest Margin/Income	$(676)	$5	$(671)	$(1,261)	$(735)	$(1,996)
(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the volume variance for the second quarter of 2011 relative to the second quarter of 2010 was negative $676,000, despite the fact that average interest-earning assets were $15 million higher.  The negative volume variance was primarily the result of an unfavorable shift in average earning asset balances.  We experienced a $96 million drop in average loans due to declining balances of relatively high-yielding real estate, commercial and consumer loans, and there was a corresponding increase of $111 million in the average balance of investments, including a $27 million increase in overnight fed funds sold and short-term interest-earning deposits in other banks, which have yields that are significantly lower than average loan yields.  Unfavorable changes in average asset balances were partially countered by positive swings in average liability and equity balances.  We experienced movement out of CDARS and wholesale borrowings into lower-cost core deposits for the comparative quarters, including a $21 million increase in the average balance of non-interest bearing demand deposits.  A $25 million increase in average equity, resulting from our registered direct offering in October 2010 and the addition of net income, also helped reduced our reliance on interest-bearing liabilities and thus helped limit the magnitude of the negative volume variance.

The impact of interest rate changes on net interest income was effectively neutral for the quarterly comparison, with just a $5,000 favorable rate variance.  There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 49 basis points lower due to the addition of investment securities in a relatively low-rate environment, and lower real estate loan yields, which declined 7 basis points due to increased competition for quality loans.  Factors offsetting the negative pressures on our rate variance include a drop in our weighted average cost of interest-bearing liabilities, which was 24 basis points lower due primarily to a 70 basis point drop in the cost of NOW accounts and an improving deposit mix.  Also helping offset the negative factors impacting the rate variance were net interest recoveries of $97,000 on resolved non-accrual loans in the second quarter of 2011 relative to net interest reversals of $120,000 on loans placed on non-accrual status in the second quarter of 2010, and a $32 million reduction in average interest-bearing liabilities facilitated by increases in average demand deposits and average equity.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.65% in the second quarter of 2011, a decline of 27 basis points relative to the second quarter of 2010.  Negative factors impacting our net interest margin in 2011 include a shift from average loan balances into lower-yielding investment balances and lower real estate loan yields.  Having a favorable impact on our net interest margin were a shift in average balances from higher-cost liabilities into lower-cost core deposits, a reduced reliance on interest-bearing liabilities, and net interest recoveries.  We expect that our net interest margin could continue to experience slight contraction due to heightened competitive pressures on loan yields, and that effect will be exacerbated if the negative trend in loan balances is not reversed.

For the first half of 2011 relative to the first half of 2010, the negative variance in net interest income attributable purely to volume changes was $1.261 million, and there was a negative rate variance of $735,000.  The negative volume variance for the half was due in part to the fact that average interest-earning assets declined by $9 million.  Furthermore, as with the quarterly comparison, there was movement out of average loan balances into lower-yielding investments, although that unfavorable shift was partially offset by relatively strong growth in the average balance of low-cost customer deposits and equity.

The same factors discussed for the quarterly rate variance were applicable with regard to the rate variance for the half, but the negative impact was more pronounced.  For the first half of 2011 relative to the first half of 2010 the weighted average cost of interest-bearing liabilities fell by 22 basis points, while the weighted average yield on earning assets was 50 basis points lower.

The Company’s net interest margin for the first half of 2011 was 4.68%, a drop of 29 basis points relative to the net interest margin of 4.97% in the first half of 2010.  For the half, negative forces include the shift into lower yielding investment securities and a 17 basis point drop in real estate loan yields.  Positive developments include a shift from higher-cost CDARS and non-deposit borrowings into lower-cost core deposits, as well as a $25 million increase in average equity.  Net interest recoveries were $71,000 for the first half of 2011, relative to net interest reversals of $405,000 in the first half of 2010.

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

The Company’s provision for loan losses was reduced by $500,000, or 14%, in the second quarter of 2011 relative to the second quarter of 2010, and was $300,000 lower in the first half of 2011 than in the first half of 2010.  The loan loss provision typically includes reserve replenishment subsequent to loan charge-offs, as well as the enhancement of general reserves for performing loans and specific reserves for impaired loans as needed pursuant to a detailed analysis of the adequacy of our allowance for loan and lease losses.  Thus far in 2011, our loan loss provision has been utilized primarily to provide specific reserves for impaired loans and to replenish reserves subsequent to loan charge-offs.  Balances transferred to non-accrual status totaled $20.6 million for the first half of 2011, although the net increase in non-accrual loans was only $1.2 million, and net loans charged off during the same period totaled $7.0 million relative to $5.7 million in the first half of 2010.  The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below in “Allowance for Loan and Lease Losses.”

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the second quarter and first half of 2011 relative to the second quarter and first half of 2010:

Non Interest Income/Expense
(dollars in thousands, unaudited)	For the Quarter				For the Six Months
	Ended June 30,				Ended June 30,
	2011	% of Total	2010	% of Total	2011	% of Total	2010	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,446	70.43%	$2,887	72.37%	$4,701	66.69%	$5,590	71.21%
Other service charges, commissions & fees	986	28.39%	1,325	33.22%	1,892	26.84%	2,155	27.45%
Gains on sales of loans	10	0.29%	12	0.30%	53	0.75%	36	0.46%
Gains on securities	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Loan servicing income	1	0.03%	1	0.03%	7	0.10%	10	0.13%
Bank owned life insurance	256	7.37%	53	1.33%	630	8.94%	423	5.39%
Other	(226)	-6.51%	(289)	-7.25%	(234)	-3.32%	(364)	-4.64%
Total non-interest income	3,473	100.00%	3,989	100.00%	7,049	100.00%	7,850	100.00%
As a % of average interest-earning assets (2)		1.16%		1.35%		1.21%		1.34%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	5,201	45.01%	5,151	44.60%	10,911	46.92%	10,930	46.08%
Occupancy costs
Furniture & equipment	528	4.57%	637	5.52%	1,049	4.51%	1,305	5.50%
Premises	1,097	9.49%	1,182	10.23%	2,151	9.25%	2,254	9.50%
Advertising and marketing costs	494	4.28%	555	4.81%	916	3.94%	1,077	4.54%
Data processing costs	390	3.38%	449	3.89%	663	2.85%	829	3.49%
Deposit services costs	610	5.28%	710	6.15%	1,247	5.36%	1,394	5.88%
Loan services costs
Loan processing	219	1.90%	235	2.03%	445	1.91%	375	1.58%
Foreclosed assets	1,100	9.52%	650	5.63%	1,724	7.41%	1,289	5.43%
Other operating costs
Telephone & data communications	362	3.13%	284	2.46%	657	2.83%	566	2.39%
Postage & mail	145	1.25%	143	1.24%	286	1.23%	285	1.20%
Other	192	1.66%	250	2.16%	422	1.81%	491	2.07%
Professional services costs
Legal & accounting	434	3.76%	338	2.93%	816	3.51%	674	2.84%
Other professional service	548	4.74%	636	5.51%	1,481	6.37%	1,605	6.77%
Stationery & supply costs	163	1.41%	160	1.39%	335	1.44%	372	1.57%
Sundry & tellers	72	0.62%	168	1.45%	154	0.66%	275	1.16%
Total non-interest Expense	$11,555	100.00%	$11,548	100.00%	$23,257	100.00%	$23,721	100.00%
As a % of average interest-earning assets (1)		3.87%		3.91%		3.99%		4.04%
Efficiency Ratio (2)	65.03%		61.16%		66.56%		62.91%

(1) Annualized
(2) Tax Equivalent

The Company’s results reflect a decline in total non-interest income of $516,000, or 13%, for the second quarter of 2011 relative to the second quarter of 2010, and for the first half of 2011 the drop in non-interest income was $801,000, or 10%, relative to the first half of the prior year.  As discussed in greater detail below, the decline in 2011 is due primarily to a large drop in overdraft income and a higher level of costs associated with low-income housing tax credit investments (which are accounted for as a reduction in income), which were partially offset by a higher level of debit card interchange income, higher merchant fees, an increase in income on bank-owned life insurance associated with deferred compensation plans, and gains on leased equipment subsequent to the termination of leases relative to losses in the prior year.  Total other operating income was an annualized 1.16% of average interest-earning assets in the second quarter of 2011 relative to 1.35% in the second quarter of 2010, and was an annualized 1.21% of average earning assets for the first half of 2011 relative to 1.34% for the first half of 2010.

Service charge income on deposits declined by $441,000, or 15%, in the second quarter of 2011 relative to the second quarter of 2010, and fell by $889,000, or 16%, for the comparative year-to-date periods.  Service charges were 0.55% of average transaction account balances in the second quarter of 2011 relative to 0.67% in the second quarter of 2010, and were 1.06% for the first half of 2011 in comparison to 1.35% in the first half of 2010.  The drop was centered in overdraft income, with returned item and overdraft charges falling by $539,000, or 25%, for the second quarter, and by $1.034 million, or 25%, for the first half, primarily as the result of procedural changes implemented pursuant to new consumer-focused legislation and updated regulatory guidelines on overdrafts.

Other service charges, commissions, and fees were down $339,000, or 26%, for the quarter, and dropped by $263,000, or 12%, for the half, largely as the result of an increase in pass-through operating costs associated with our investment in low-income housing tax credit funds.  Because we adjusted expense accruals for partnership losses on our tax credit investments in the second quarter of 2010 subsequent to the receipt of updated partnership financial statements, the accruals reflect declines in 2011 of $378,000 for the quarter and $374,000 for the half.  Partially offsetting this were increases in debit card point-of-sale interchange fees of $79,000 for the quarter and $194,000 for the half, due to an increase in the number of active cards outstanding and increased per-card usage.  Debit card interchange fees, which totaled $1.272 million in the first half of 2011, could be negatively impacted when the Durbin Amendment becomes effective in October of this year, although the potential dollar impact is difficult to predict.  Merchant fees also increased in 2011, by $62,000 for the quarter and $98,000 for the first half.

There were no gains on securities in 2011 or 2010, and loan sale and servicing income remained at minimal levels.  However, bank-owned life insurance income increased by $203,000, or 383%, in the second quarter of 2011 relative to the second quarter of 2010, and was up by $207,000, or 49%, for the first half of 2011 compared to the first half of 2010.  The increases are due to fluctuations in income on BOLI associated with deferred compensation plans, which is classified as “separate account” BOLI.  The Company owns and derives income from two basic types of BOLI:  “general account,” and “separate account.”  At June 30, 2011, the Company had $29.4 million invested in single-premium general account BOLI.  Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans and director retirement plans, and is typically fairly consistent with interest credit rates that do not change frequently.  In addition to general account BOLI, the Company had $2.9 million invested in separate account BOLI at June 30, 2011, the earnings on which help offset deferred compensation accruals for certain directors and senior officers.  These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses.  This often results in significant fluctuations in income from period to period, and net gains on separate account BOLI totaled $9,000 in the second quarter of 2011 relative to a net loss of $203,000 in the second quarter of 2010, while for the year-to-date comparison net gains were $132,000 in 2011 relative to a net loss of $91,000 in 2011.  As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances.  Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that also effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA).  Other non-interest income increased by $63,000, or 22%, in the second quarter of 2011 in comparison to the second quarter of 2010, and was up $130,000, or 36%, in the first half of 2011 relative to the first half of 2010, due mainly to gains on the disposition of leased equipment subsequent to the termination of leases in 2011, relative to losses in the prior year.  For the second quarter, gains on leased equipment totaled $65,000 in 2011 relative to losses of $8,000 in 2010, and for the first six months, gains were $13,000 in 2011 relative to losses of $112,000 in 2010.  While slightly lower in 2011, losses on the sale of OREO also impacted all of the comparative periods, with net losses totaling $313,000 in the second quarter of 2011 and $296,000 in the first half of 2011, in comparison to net losses of $328,000 in the second quarter of 2010 and $337,000 in the first half of 2010.

Total operating expense (non-interest expense) was $11.555 million for the quarter ended June 30, 2011, a negligible change relative to total operating expense for the second quarter of 2010.  As detailed below, a sizeable increase in OREO write-downs for the quarter was offset by lower occupancy expense, lower deposit costs, and smaller declines in several other expense categories.  Non-interest expense fell slightly to an annualized 3.87% of average interest-earning assets for the second quarter of 2011 from 3.91% in the second quarter of 2010.  For the comparative year-to-date periods, non-interest expense fell by $464,000, or 2%, since the favorable variances in occupancy costs and various other expense categories exceeded the increase in foreclosed asset expense.  Non-interest expenses were an annualized 3.99% of average earning assets for the first half of 2011, relative to 4.04% in the first half of 2010.

The largest component of non-interest expense, salaries and employee benefits, increased by only $50,000, or 1%, for the quarter, and fell slightly for the first six months despite the addition of staff for newer branches and increases in deferred compensation expense of $120,000 and $126,000 for the quarter and the half, respectively.  Personnel expense has been well-controlled primarily because of a slight reduction in staffing:  The Company had 381 full-time equivalent employees at June 30, 2011, down from 397 at June 30, 2010.  Due to relatively large declines in other expense categories, salaries and benefits increased slightly to 45.01% of total non-interest expense for the second quarter of 2011 from 44.60% in the second quarter of 2010, and to 46.92% for the first half of 2011 from 46.08% in the first half of 2010.

Occupancy expense dropped by $194,000, or 11%, for the quarter, and by $359,000, or 10%, for the half, due mainly to a drop in depreciation expense, lower maintenance/repair costs, and the January 2011 closure of a branch with a relatively costly lease.  Marketing costs also declined by $61,000, or 11%, for the second quarter, and by $161,000, or 15%, for the half, although the drop was due to the timing of payments and does not represent a permanent decline.  Data processing costs were down as well, decreasing by $59,000, or 13%, for the second quarter, and $166,000, or 20%, for the comparative year-to-date periods.  The decline for the quarter was primarily due to lower internet banking costs, while the difference for the first half was due mainly to $181,000 in non-recurring vendor credits for prior-year overcharges on processing software, which were received in the first quarter of 2011.  Deposit services costs declined $100,000, or 14%, for the second quarter, and were down $147,000, or 11%, for the year-to-date comparison, due primarily to lower costs associated with our online deposit products.  Loan processing costs reflect a small decline for the second quarter but were up by $70,000, or 19%, for the first half, due primarily to increases in costs related to appraisals and collections.

Foreclosed asset costs increased by $450,000, or 69%, for the quarter, and were $435,000, or 34%, higher for the first half, due to an increase in OREO write-downs.  Write-downs on OREO totaled $847,000 in the second quarter of 2011 relative to $346,000 in the second quarter of 2010, and were $1.305 million for the first six months of 2011, relative to $613,000 in the first six months of 2010.  For the year-to-date period, a reduction of $217,000 in foreclosed asset operating expenses helped partially offset the increase in write-downs.  Foreclosed asset operating expenses totaled $253,000 in the second quarter of 2011 as compared to $265,000 in the second quarter of 2010, and were $418,000 in the first half of 2011 relative to $636,000 in the first half of 2010.

Telecommunications costs increase by $78,000 for the quarter and $91,000 for the first half due to the addition and enhancement of data circuits, as well as fluctuations in the timing of payments.  The drop in the “other” category under other operating costs for the quarter and year-to-date periods is from lower depreciation expense on operating leases, where the Bank is the lessor.  Under professional services costs, legal and accounting costs increased in 2011due in large part to consulting costs which were necessitated by the numerous changes in regulatory expectations and the associated promulgation of new guidance, as referenced above.  The cost of other professional services declined, however, since increases in directors deferred compensation accruals, which are related to the increase in BOLI income as discussed above, were more-than-offset by lower FDIC assessments and lower accruals for directors fee continuation plans.  Our accruals for FDIC assessments totaled $951,000 in the first half of 2011 relative to $1.118 million in the first half of 2010.  The accrual for the first half of 2011 is close to our expectation for FDIC assessments going forward, although no assurance can be provided in that regard.  Sundry losses were down $96,000 for the comparative quarters and $121,000 for the year-to-date comparison, due mainly to a non-recurring settlement of $75,000 paid to a customer in the second quarter of 2010, for a fraud loss on a deposit account.

Because income fell by a relatively greater amount than non-interest expense, the Company’s tax-equivalent overhead efficiency ratio increased to 65.03% in the second quarter of 2011 from 61.16% in the second quarter of 2010, and to 66.56% for the first half of 2011 from 62.91% for the first half of 2010.  The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.  Our tax credits consist primarily of those generated by a $9.6 million investment in low-income housing tax credit funds, and California state employment tax credits.  Our provision for income taxes was only 9.6% of pre-tax income in the second quarter of 2011 relative to 18.2% in the second quarter of 2010, and we had a negative income tax provision for the first half of 2011 relative to a provision of 14.3% of pre-tax income for the first half of 2010.  The lower provision in 2011 is primarily the result of the level of tax credits relative to our tax liability, and the favorable impact of tax-exempt interest income and BOLI income on that tax liability.  As is evident, our tax accrual rate is currently very sensitive to changes in pretax income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold.  Surplus Federal Reserve Bank balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments were 31% of total assets at June 30, 2011, compared to 26% at December 31, 2010.

We had no fed funds sold at June 30, 2011, relative to $210,000 at December 31, 2010. Our balance of interest-bearing balances at other banks exceeded $19 million at June 30, 2011, however, up from only $325,000 at the end of 2010, primarily because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds. Surplus liquidity, which was generated during the quarter from growth in deposits and loan runoff, was also deployed into longer-term, higher-yielding agency-issued mortgage-backed securities and municipal bonds, hence the book balance of the Company’s investment portfolio increased by $71 million, or 21%, during the first six months of 2011. The book balance of our investment securities was $403 million at June 30, 2011. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	June 30,		December 31,
	2011		2010
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Treasury securities	$-	$-	$-	$-
US Government Agencies & Corporations	4,884	5,028	4,954	5,062
Mortgage-backed securities	316,493	322,171	252,320	255,143
State & political subdivisions	71,816	73,922	70,201	70,102
Equity securities	2,705	1,615	2,705	1,423
Total Investment Securities	$395,898	$402,736	$330,180	$331,730

Mortgage-backed securities increased by $67 million, or 26%, net of prepayments, during the first six months of 2011. The balance of municipal bonds increased by $4 million, or 5%, as the Company has also taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during the first six months of 2011, although the market value of those securities increased slightly. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $137 million at June 30, 2011 and $146 million at December 31, 2010, leaving $266 million in unpledged debt securities at June 30, 2011 and $186 million at December 31, 2010. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $83 million at June 30, 2011 and $103 million at December 31, 2010.

At June 30, 2011 and December 31, 2010, the Company had 57 securities and 141 securities, respectively, with unrealized losses.  Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary.  Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	June 30, 2011
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of State and Political Subdivisions	5,601	(145)	2,600	(181)
Agency-Issued Mortgage-Backed Securities (MBS)	40,249	(183)	-	-
Private-Label MBS	-	-	279	(3)
Other Securities	-	-	1,615	(1,090)
TOTAL	$45,850	$(328)	$4,494	$(1,274)

	December 31, 2010
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of State and Political Subdivisions	24,728	(884)	2,478	(283)
Agency-Issued Mortgage-Backed Securities (MBS)	108,203	(1,009)	-	-
Private-Label MBS	-	-	558	(21)
Other Securities	-	-	1,408	(1,292)
TOTAL	$132,931	$(1,893)	$4,444	$(1,596)

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $773 million at the end of June 2011, a drop of $33 million, or 4%, since December 31, 2010.  Loan balances have been declining because of runoff in the normal course of business (including prepayments), transfers to OREO, and charge-offs.  Furthermore, loan origination activity in our branches has been light due to weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, heightened competition, and increased attention devoted to monitoring and managing current loan relationships.  Management has made selective personnel changes and realigned branch objectives in order to place additional emphasis on high-quality loan growth, with a particular focus on commercial loans and agricultural loans, and we have seen a recent increase in the volume of potential loan deals reviewed.  However, no assurance can be provided that loan balances will not continue to decline, especially in the near term.  A comparative schedule of the distribution of the Company’s loans at June 30, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table.  The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs for loans in that category.

Loan and Lease Distribution
(dollars in thousands, unaudited)	June 30	December 31
	2011	2010
Real Estate:
1-4 family residential construction	$14,741	$13,866
Other construction/land	44,681	52,047
1-4 family - closed-end	101,107	105,459
Equity lines	67,685	70,783
Multi-family residential	11,260	10,962
Commercial RE- owner occupied	185,587	187,970
Commercial RE- non-owner occupied	114,917	120,500
Farmland	56,032	61,293
Total Real Estate	596,010	622,880
Agricultural production	15,476	13,457
Commercial and industrial	92,394	94,768
Small Business Administration loans	19,418	18,616
Direct finance leases	8,214	10,234
Consumer loans	41,039	45,585
Total Loans and Leases	$772,551	$805,540
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.91%	1.72%
Other construction/land	5.78%	6.46%
1-4 family - closed-end	13.09%	13.09%
Equity lines	8.77%	8.79%
Multi-family residential	1.46%	1.36%
Commercial RE- owner occupied	24.02%	23.33%
Commercial RE- non-owner occupied	14.88%	14.96%
Farmland	7.25%	7.61%
Total Real Estate	77.16%	77.32%
Agricultural production	2.00%	1.67%
Commercial and industrial	11.96%	11.77%
Small Business Administration loans	2.51%	2.31%
Direct finance leases	1.06%	1.27%
Consumer loans	5.31%	5.66%
Total Loans and Leases	100.00%	100.00%

Agricultural production loans show an increase of $2 million, or 15%, relative to their year-end 2010 balance, due to seasonal disbursements and increased activity in the ag lending area.  SBA loan balances also increased slightly, but balances declined in the total real estate, commercial, direct finance lease, and consumer loan categories.  The largest drop within the real estate category came in “other construction/land” loans, followed closely by sizeable declines in non-owner occupied commercial real estate loans and loans secured by farmland.  Loans secured by farmland declined because of the payoff of a $9 million loan, when the borrower sold the underlying collateral.  Charge-offs represent about $4 million of the total $27 million decline in real estate loan balances, and we had close to $3 million in balances transferred to OREO.  Charge-offs were close to $2 million for commercial loans and were over $1 million for consumer loans, which declined by $2 million and $5 million, respectively.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans.  The balance of loans serviced for others declined to $570,000 at June 30, 2011 from $5.0 million at December 31, 2010, due primarily to our foreclosure on a real estate loan for which we had sold a participating interest.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	June 30, 2011
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 - family residential construction	$5,221	$5,585	$-	$3,935	$14,741
Other construction/Land	19,280	16,575	985	7,841	44,681
1-4 Family - closed end	80,749	6,413	1,942	12,003	101,107
Equity Lines	63,258	1,054	1,614	1,759	67,685
Multi-family residential	5,234	3,074	-	2,952	11,260
Commercial RE - owner-occupied	147,864	16,747	12,186	8,790	185,587
Commercial RE - non-owner occupied	75,228	8,679	5,904	25,106	114,917
Farmland	41,570	9,247	4,703	512	56,032
Total Real Estate	438,404	67,374	27,334	62,898	596,010

Agricultural	13,517	1,627	217	115	15,476
Commercial and Industrial	76,379	7,674	5,146	3,195	92,394
Small Business Administration	13,781	1,533	580	3,524	19,418
Direct finance leases	7,414	173	164	463	8,214
Consumer loans	36,809	722	549	2,959	41,039
Total Gross Loans and Leases	$586,304	$79,103	$33,990	$73,154	$772,551

	December 31, 2010
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 - family residential construction	$4,309	$5,500	$-	$4,057	$13,866
Other construction/Land	24,988	17,979	1,411	7,669	52,047
1-4 Family - closed end	83,543	6,345	2,326	12,331	104,545
Equity Lines	66,560	1,426	1,558	1,239	70,783
Multi-family residential	4,930	3,076	-	2,956	10,962
Commercial RE - owner-occupied	149,451	18,892	11,936	7,691	187,970
Commercial RE - non-owner occupied	79,842	7,498	6,051	27,109	120,500
Farmland	35,949	21,091	3,848	405	61,293
Total Real Estate	449,572	81,807	27,130	63,457	621,966

Agricultural	11,547	1,673	237	-	13,457
Commercial and Industrial	79,083	8,156	5,425	2,104	94,768
Small Business Administration	13,219	1,335	621	3,441	18,616
Direct finance leases	9,604	129	-	501	10,234
Consumer loans	42,436	830	775	1,544	45,585
Total Gross Loans and Leases	$605,461	$93,930	$34,188	$71,047	$804,626

The table below shows our average investment in impaired loans and interest recognized on those loans for the periods noted:

(dollars in thousands, unaudited)
	6 months ended	12 months ended
	June 30	December 31
	2011	2010
Average recorded investment in impaired loans	$83,755	$86,336
Interest income recognized on impaired loans	$326	$1,575
Interest income recognized on a cash basis on impaired loans	$-	$-

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

(dollars in thousands, unaudited)
	June 30, 2011
	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
Real Estate:
Commercial and land development	$687	$-	$9,701
1-4 Family residential	3,130	-	6,504
Multifamily residential	-	-	-
Commercial real estate and other	24,718	-	21,750
Commercial and Industrial	5,208	-	7,683
Consumer and Other	948	167	1,541
	$34,691	$167	$47,179

	December 31, 2010
	Still Accruing
	30-89 Days Past Due	Over 90 Days Past Due	Nonaccrual
Real Estate:
Commercial and land development	$14,747	$-	$10,241
1-4 Family residential	6,491	-	6,134
Multifamily residential	2,634	-	-
Commercial real estate and other	5,078	-	22,521
Commercial and Industrial	3,400	-	5,946
Consumer and Other	1,183	-	1,112
	$33,533	$-	$45,954

The following table presents comparative data for the Company’s nonperforming assets and performing TDR’s, as of the dates noted:

Nonperforming Assets
(dollars in thousands, unaudited)
	June 30	December 31
	2011	2010
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$3,936	$4,057
Other Construction/Land	5,765	6,185
1-4 family - closed-end	4,745	4,894
Equity Lines	1,759	1,239
Multi-family residential	-	-
Commercial RE- owner occupied	8,028	7,412
Commercial RE- non-owner occupied	13,209	14,704
Farmland	513	405
TOTAL REAL ESTATE	37,955	38,896
Agricultural products	99	-
Commercial and Industrial	3,597	2,005
Small Business Administration Loans	3,524	3,440
Direct finance leases	463	501
Consumer loans	1,541	1,112
TOTAL NONPERFORMING LOANS	$47,179	$45,954

Foreclosed assets	18,231	20,691
Total nonperforming assets	$65,410	$66,645
Performing loans classified as troubled debt restructurings (TDR's) (1)	$14,328	$12,465
Nonperforming loans as a % of total gross loans and leases	6.11%	5.70%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	8.27%	8.07%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table

Total nonperforming assets declined by $1.2 million, or 2%, during the first six months of 2011. Total nonperforming loans increased by $1.2 million, or 3%, but foreclosed assets declined by $2.5 million. The balance of nonperforming loans at June 30, 2011 includes $12.8 million in TDR’s which were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $14.3 million in loans classified as performing TDR’s for which we were still accruing interest at June 30, 2011, relative to a balance of $12.5 million at December 31, 2010. Performing TDR’s increased by $1.9 million during the first six months of 2011, with $552,000 of the increase resulting from the Company’s early adoption of ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.

Non-accruing loan balances secured by real estate comprised $38.0 million of total nonperforming loans at June 30, 2011, and reflect a net decrease of $941,000, or 2%, during the first six months of 2011. Gross additions to nonperforming real estate loans totaled $14.8 million for the first half of 2011, much of which was comprised of balances secured by commercial real estate. Offsetting some of the increase created by additional real estate loans placed on non-accrual status during the first six months of 2011 were net pay-downs on nonperforming real estate loans of $9.0 million, charge-offs totaling $3.5 million, $2.6 million in transfers to OREO from nonperforming real estate loans, and the return to accrual status of $715,000 in balances.

Nonperforming commercial and SBA loans increased by a combined $1.7 million, or 31%, during the first six months of 2011, ending the period at $7.1 million. Gross additions to nonperforming commercial and SBA loans totaled $4.2 million for the half, but this was offset by net pay-downs of $841,000, the return to accrual status of $346,000 in loans, and the charge-off of $1.4 million in loan balances. Non-accrual direct finance leases did not change materially during first six months of 2011, and nonperforming consumer loans, which are largely unsecured, increased by $429,000, or 39%, to a total of $1.5 million.

As noted above, foreclosed assets declined by $2.4 million, or 12%, during the first six months of 2011. The balance of foreclosed assets at June 30, 2011 had an aggregate carrying value of $18.2 million, and was comprised of 78 properties classified as OREO and 11 mobile homes. Much of our OREO consists of vacant lots or land, but there are also 18 residential properties totaling $2.3 million, and five commercial buildings with a combined book balance of $2.0 million. At the end of 2010 foreclosed assets totaled $20.7 million, comprised of 79 properties in OREO and 17 mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 8.27% of gross loans and leases plus foreclosed assets at June 30, 2011, up slightly from 8.07% at December 31, 2010. While we anticipate relatively slow progress with regard to the resolution of nonperforming assets, an action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. It is maintained at a level that is considered adequate to absorb remaining probable loan losses, after factoring in charge-offs taken against the allowance and recoveries credited back to the allowance. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. At June 30, 2011, the allowance for loan and lease losses was $20.7 million, or 2.68% of gross loans, a 2% dollar decline relative to the $21.1 million allowance at December 31, 2010 which was 2.62% of gross loans. The allowance declined by $4.2 million, or 17%, in comparison to June 30, 2010, due to the charge-off of certain impaired, collateral-dependent loan balances against previously-established specific reserves during the intervening 12 months, and declining loan balances. The Company’s total allowance was 43.90% of nonperforming loans at June 30, 2011, relative to 46.00% at December 31, 2010 and 47.83% at June 30, 2010. An allowance for potential losses inherent in unused commitments, totaling $160,000 at June 30, 2011, is included in other liabilities.

We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary. The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such.

(dollars in thousands, unaudited)
	June 30, 2011
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate:
Construction and land development	$8,532	$6,597	$1,536	$9,012	$44
1-4 Family residential	7,903	8,090	1,314	8,169	112
Multifamily residential	2,952	2,975	37	2,979	81
Commercial RE and Other	20,109	21,018	3,668	21,711	124
Commercial and Industrial	7,910	7,792	2,847	8,131	1
Consumer and Other	1,938	1,970	950	2,020	7
	$49,344	$48,442	$10,352	$52,022	$369

With no Related Allowance Recorded
Real Estate:
Construction and land development	$8,327	$6,526	$-	$9,394	$26
1-4 Family residential	6,133	5,928	-	6,359	69
Multifamily residential	-	-	-	-	-
Commercial RE and Other	14,299	14,704	-	15,228	148
Commercial and Industrial	386	399	-	476	-
Consumer and Other	258	261	-	276	1
	29,403	27,818	-	31,733	244
Total	$78,747	$76,260	$10,352	$83,755	$613

	December 31, 2010
	Unpaid Principal Balance	Recorded Investment (1)	Related Allowance	Average Recorded Investment	Interest Income Recognized
With an Allowance Recorded
Real Estate:
Construction and land development	$6,493	$5,306	$1,544	$10,938	$43
1-4 Family residential	8,047	8,208	1,068	8,279	181
Multifamily residential	2,956	2,963	37	2,966	212
Commercial RE and Other	15,749	16,216	2,580	18,203	155
Commercial and Industrial	6,065	6,114	2,235	6,670	1
Consumer and Other	1,170	1,205	565	1,227	18
	$40,480	$40,012	$8,029	$48,283	$610

With no Related Allowance Recorded
Real Estate:
Construction and land development	$10,264	$7,670	$-	$11,545	$129
1-4 Family residential	5,782	5,607	-	5,964	99
Multifamily residential	-	-	-	-	-
Commercial RE and Other	19,456	19,920	-	20,140	736
Commercial and Industrial	6	6	-	9	-
Consumer and Other	374	377	-	395	1
	35,882	33,580	-	38,053	965
Total	$76,362	$73,592	$8,029	$86,336	$1,575

(1) Principal balance on Bank's books, plus unamortized deferred loan costs and unpaid accrued interest, less unamortized deferred loan fees

Similar but condensed information for the comparative periods noted is provided in the following table:

(dollars in thousands, unaudited)
	June 30	December 31
	2011	2010

Impaired loans without a valuation allowance	$26,455	$32,035
Impaired loans with a valuation allowance	46,699	39,012
Total impaired loans	$73,154	$71,047
Valuation allowance related to impaired loans	$10,352	$8,029
Total non-accrual loans	$47,179	$49,954
Total loans past-due ninety days or more and still accruing	$167	$-

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

For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the amount of the collateral coverage shortfall. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 77% of the Company’s impaired loan balances at June 30, 2011. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. These unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $10.4 million at June 30, 2011.

During the quarter ended June 30, 2011, there were no material changes made to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. The table that follows summarizes the activity in the allowance for loan and lease losses for the quarter and the six months ended June 30, 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	For the Quarter Ended June 30, 2011
	Real Estate	Ag products	Comm'l & Industrial	SBA Loans	Finance Leases	Consumer	Total
Allowance for credit losses:
Beginning Balance	$11,535	$69	$5,108	$1,489	$439	$2,824	$21,464
Charge-offs	2,495	-	926	48	1	546	4,016
Recoveries	45	-	95	62	7	54	263
Provision	1,342	(53)	1,494	(234)	18	433	3,000
Ending Balance	$10,427	$16	$5,771	$1,269	$463	$2,765	$20,711

	For the Six Months Ended June 30, 2011
		Ag	Comm'l &		Finance
	Real Estate	products	Industrial	SBA Loans	Leases	Consumer	Total
Allowance for credit losses:
Beginning Balance	$10,142	$62	$5,797	$1,274	$284	$3,579	$21,138
Charge-offs	4,121	-	1,810	125	10	1,330	7,396
Recoveries	51	-	125	69	14	110	369
Provision	4,355	(46)	1,659	51	175	406	6,600
Ending Balance	$10,427	$16	$5,771	$1,269	$463	$2,765	$20,711

Ending balance: individually evaluated for impairment	$6,555	$-	$1,483	$1,099	$265	$949	$10,351

Ending balance: collectively evaluated for impairment	$3,872	$16	$4,288	$170	$198	$1,816	$10,360

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Loan balance:
Ending Balance	$596,010	$15,476	$92,394	$19,418	$8,214	$41,039	$772,551

Ending balance: individually evaluated for impairment	$62,900	$114	$3,957	$3,524	$463	$2,196	$73,154

Ending balance: collectively evaluated for impairment	$533,110	$15,362	$88,437	$15,894	$7,751	$38,843	$699,397

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Similar information for the comparative periods noted is disclosed in the table below:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Quarter		For the Six Months		For the Year
	Ended June 30,		Ended June 30,		Ended Dec 31,
	2011	2010	2011	2010	2010
Balances:
Average gross loans and leases outstanding during period	$774,008	$869,909	$779,824	$872,058	$851,292
Gross loans and leases outstanding at end of period	$772,551	$866,700	$772,551	$866,700	$805,540

Allowance for Loan and Lease Losses:
Balance at beginning of period	$21,464	$24,096	$21,138	$23,715	$23,715
Provision charged to expense	3,000	3,500	6,600	6,900	16,680
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	1,706
Other Construction/Land	379	138	1,096	267	4,579
1-4 family - closed-end	134	32	289	265	1,400
Equity Lines	282	26	540	26	596
Multi-family residential	-	-	-	97	97
Commercial RE- owner occupied	295	553	791	572	946
Commercial RE- non-owner occupied	1,405	-	1,405	113	1,358
Farmland	-	-	-	-	27
TOTAL REAL ESTATE	$2,495	$749	$4,121	$1,340	$10,709
Agricultural products	-	-	-	-	-
Commercial & industrial loans(1)	926	1,133	1,810	2,216	4,998
Small Business Administration Loans	48	54	125	100	293
Direct Finance Leases	1	-	10	505	646
Consumer Loans	546	1,002	1,330	1,988	3,691
Consumer Credit Cards	-	-	-	-	-
Total	$4,016	$2,938	$7,396	$6,149	$20,337
Recoveries
Real Estate
1-4 family residential construction	-	-	-	25	25
Other Construction/Land	38	-	38	-	13
1-4 family - closed-end	4	3	9	6	41
Equity Lines	1	38	2	39	41
Multi-family residential	-	-	-	-	-
Commercial RE- owner occupied	1	-	1	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Farmland	1	-	1	-	-
TOTAL REAL ESTATE	$45	$41	$51	$70	$120
Agricultural products	-	-	-	-	-
Commercial and Industrial	95	41	125	91	462
Small Business Administration Loans	62	18	69	60	63
Direct Finance Leases	7	-	14	12	159
Consumer Loans	54	116	110	175	274
Consumer Credit Cards	-	-	-	-	2
Total	$263	$216	$369	$408	$1,080
Net loan charge offs (recoveries)	$3,753	$2,722	$7,027	$5,741	$19,257
Balance at end of period	$20,711	$24,874	$20,711	$24,874	$21,138

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.94%	1.26%	1.82%	1.33%	2.26%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	2.68%	2.87%	2.68%	2.87%	2.62%
Allowance for Loan Losses to
NonPerforming Loans	43.90%	47.83%	43.90%	47.83%	46.00%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	18.12%	10.94%	33.93%	23.08%	91.10%
Net Loan Charge-offs to
Provision for Loan Losses	125.10%	77.77%	106.47%	83.20%	115.45%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company’s provision for loan and lease losses was reduced by $500,000, or 14%, for the second quarter of 2011 relative to the second quarter of 2010, while net loan balances charged off increased by $1.0 million, or 38%, for the same comparative periods. For the first half of 2011 compared to the first half of 2010, the loan loss provision was down $300,000 and net charge-offs increased by $1.3 million. Real estate loan charge-offs experienced the largest increase among our main loan categories, rising by $1.7 million, or 233%, for the comparative quarters, and by $2.8 million, or 208%, for the comparative year-to-date periods, primarily because of a $1.4 million charge-off on a large nonperforming non-owner occupied commercial real estate loan that was resolved during the second quarter of 2011. For the first half, charge-offs on Other Construction/Land loans also increased by a substantial $829,000. Including write-downs taken in the first six months of 2011, we have taken a cumulative total of $4.5 million in write-downs on collateral-dependent loans still on our books at June 30, 2011, most of which were on construction loans. Material changes in the level of principal recoveries are not evident for any category. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at June 30, 2011 represents management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement. Unused commitments to extend credit totaled $144 million at June 30, 2011 as compared to $142 million at December 31, 2010, although it is not likely that all of these commitments will ultimately be drawn down. Unused commitments represented approximately 19% of gross loans outstanding at June 30, 2011, and 18% at December 31, 2010. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $21 million at June 30, 2011 and $17 million at December 31, 2010.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $49 million at June 30, 2011, compared to $42 million at December 31, 2010. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $34 million average of cash and due from banks for the first six months of 2011 was slightly higher than the $33 million average for the fourth quarter of 2010 due to a higher level of cash activity in our branches, which has required the maintenance of higher levels of vault cash, and the addition of a branch in February 2011.

Net premises and equipment declined by $157,000 during the first six months of 2011, since fixed asset additions related to our new Selma branch were more-than-offset by the aggregate increase in accumulated depreciation. Operating leases continue to decline, and totaled only $547,000 at June 30, 2011. Foreclosed assets are discussed above, in the section titled “Credit Quality and Nonperforming Assets.” Goodwill did not change during the period, ending first half with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. “Other assets” were $2.0 million lower, with the most significant changes including a drop in our prepaid FDIC assessment subsequent to payments made in the first six months of 2011, and a decline in our net deferred tax asset. At June 30, 2011, the $78 million balance of other assets includes as its largest components $32 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $10 million investment in low-income housing tax credit funds, an $8 million investment in restricted stock, a deferred tax asset of $11 million, current prepaid income taxes totaling $3 million, accrued interest receivable totaling $6 million, and a prepaid FDIC assessment of $3 million. Restricted stock is comprised primarily of FHLB stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings. However, the FHLB of San Francisco suspended stock repurchases for a period of time and only recently started to repurchase stock at minimal levels, thus our restricted stock investment is not expected to drop significantly even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the quarters ended June 30, 2011 and 2010 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at June 30, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)	June 30	December 31
	2011	2010
Demand	$273,684	$251,908
NOW	178,768	184,360
Savings	85,400	74,682
Money Market	162,102	156,170
CDAR's < $100,000	2,504	1,614
CDAR's ≥ $100,000	50,427	31,652
Customer Time deposit < $100,000	147,278	164,223
CustomerTime deposits ≥ $100,000	201,003	187,665
Brokered Deposits	15,000	-
Total Deposits	$1,116,166	$1,052,274

Percentage of Total Deposits
Demand	24.52%	23.94%
NOW	16.02%	17.52%
Savings	7.65%	7.10%
Money Market	14.52%	14.84%
CDAR's < $100,000	0.22%	0.15%
CDAR's ≥ $100,000	4.52%	3.01%
Customer Time deposit < $100,000	13.19%	15.61%
Customer Time deposits > $100,000	18.01%	17.83%
Brokered Deposits	1.35%	0.00%
Total	100.00%	100.00%

Total deposit balances increased by $64 million, or 6%, during the first six months of 2011. Furthermore, our deposit mix improved since much of that growth came in core non-maturity deposits, which were up by $33 million, or 5%. The growth in non-maturity deposits is due in part to our ongoing deposit acquisition programs, including our highly successful direct mail initiatives. During the first six months of 2011 non-interest bearing demand deposits rose by $22 million, or 9%; savings deposits were up $11 million, or 14%; and money market deposit balances increased by $6 million, or 4%. Money market deposits would have increased by even more, if not for a customer’s one-time transfer of $4 million from money market deposits into a repo sweep account in order to address the specific needs of that customer. NOW deposits were the exception, declining by $6 million, or 3%, subsequent to interest rate adjustments made on our online reward checking product. Customer time deposits under $100,000 were down $17 million, or 10%, since we have let deposits that are under the management of our Treasury Department roll off as they mature. Customer-sourced time deposits over $100,000, on the other hand, increased by $13 million, or 7%. CDAR’s deposits, which are also primarily sourced from customers in our market areas, increased by a combined total of $20 million, or 59%, as we re-acquired low-cost deposits from a local municipality. In addition to our customer deposit activity during the first six months of 2011, we added $15 million in wholesale-sourced brokered deposits with maturities in the two to four year range, for interest rate risk management purposes. Despite the addition of brokered deposits, management recognizes that maintaining a high level of core customer deposits is one of the keys to sustaining a strong net interest margin and we continue to focus energy toward that end.

With the recent repeal of Regulation Q, financial institutions gained the ability to pay interest on business demand deposit accounts. Because of that, we expect that $89 million in deposit balances currently in business-related money market sweep accounts will migrate into interest-bearing demand accounts over the next few quarters. This movement could have a slight favorable effect on interest expense, since it will eliminate the third party administrative costs that are associated with the money market sweep product and are accounted for as interest expense on deposits.

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

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. We had no overnight fed funds purchased on our books at June 30, 2011 or December 31, 2010. We had no overnight FHLB advances at June 30, 2011, down from $10 million at the end of 2010. Term FHLB advances also declined by $5 million during the first six months of 2011, and totaled $15 million at June 30, 2011. Repurchase agreements represent customer “sweep accounts”, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by pledged investment securities. Repo sweep balances totaled approximately $4 million at June 30, 2011, up from zero at the end of 2010 due to a customer’s transfer of $4 million from a money market deposit account, as noted above. The Company had $31 million in junior subordinated debentures at June 30, 2011 and December 31, 2010.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by $291,000, or 2%, during the first six months of 2011.

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

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $118 million at June 30, 2011. An additional $143 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $62 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2011. Further, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2011, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $347 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. The Company experienced a significant shift from contingent liquidity to actual balance sheet liquidity in 2010, due to the arrangement of a letter of credit from the FHLB for certain pledging requirements in place of investment securities. The FHLB letter of credit totaled $167 million at June 30, 2011. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average loans to assets ratios were 40% and 56%, respectively, at June 30, 2011, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were well within policy guidelines at June 30, 2011. Strong growth in core deposits combined with loan runoff and growth in investments has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management (sometimes referred to as “asset/liability management”) is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios. To identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis.

The Company uses Sendero modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest income, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports balances, interest rates, maturity dates and re-pricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investments, loans, deposits and borrowed funds. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. Per regulatory guidance, we also apply an upward shock of 400 b.p. for net interest income simulations and include the results in internal management reports. As of June 30, 2011 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	$-3,431	$-2,690	$-1,786	$-850	$-1,056	$-65
% Change	-6.63%	-5.20%	-3.45%	-1.64%	-2.04%	-0.13%

Our current interest rate risk profile indicates that a drop in interest rates could have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be minimal in the current environment. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $1.786 million lower, a drop of 3.45% compared to net interest income under a stable rate scenario. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions include a presumed floor for our internal prime rate that partially offsets other negative pressures.

An increase in interest rates could also have an unfavorable effect on net interest income. Since many of our variable-rate loans are currently at rate floors, our model projects that if there were an immediate increase of up to 200 basis points in interest rates, the Company’s net interest income could be as much as $1.056 million lower than in a flat rate scenario due to the re-pricing lag that occurs while variable rates are increasing to floored levels. Without that effect our balance sheet would be slightly asset-sensitive, meaning that, all else being equal, net interest income would increase as rates rise. In fact, as can be seen above, loan rates lift from their floors and net interest income starts to benefit if interest rates increase by 300 basis points.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is essentially a gauge of longer-term exposure to interest rate risk. It is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, and this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of June 30, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-58,235	$-64,808	$-31,663	$	+8,785	$	+9,670	$	+15,823
% Change	-18.13%	-20.18%	-9.86%		+2.74%		+3.01%		+4.93%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will likely benefit from rising rates. The changes in EVE are not symmetrical, however, due to the optionality inherent in certain financial instruments. Our EVE profile has changed substantially in recent periods, moving from unfavorable exposure to a benefit under rising rates, due in part to model adjustments to non-maturity deposit decay rates and loan prepayment rates which better reflect historical patterns. Effectively, lower deposit decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater, as would be the case in a rising rate environment. The updated EVE simulations also reflect greater exposure to declining rates, due in part to the acceleration of loan prepayments. In recent periods, we have intentionally focused on variable rate loans and longer-maturity funding in an attempt to benefit from the eventuality of rising rates, but this has also increased our exposure to declining rates. While further declines in market interest rates do not appear likely, that increased exposure has pushed the percentage change in EVE in a “rates down 200 basis points” scenario to the outer edge of our policy limits.

CAPITAL RESOURCES

At June 30, 2011, the Company had total shareholders’ equity of $165.4 million, comprised of $64.0 million in common stock, $1.8 million in additional paid-in capital, $95.6 million in retained earnings, and $4.0 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2010 was $159.6 million. The $5.8 million increase in shareholders’ equity during the first half was due in part to the addition of $3.7 million in net earnings, less $1.7 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), also increased by $3.1 million due to increasing market values, and the increase in capital related to stock options was $678,000.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $30 million in junior subordinated debentures on the Company’s balance sheet at June 30, 2011 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $11.5 million, or 55%, of our total allowance is currently included in Tier 2 capital for Sierra Bancorp’s consolidated calculations. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios
(dollars in thousands, unaudited)
	June 30,	December 31,
	2011	2010
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	21.38%	20.33%
Tier 1 Capital to Total Risk-weighted Assets	20.12%	19.06%
Tier 1 Leverage Ratio	13.75%	13.84%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	20.49%	19.31%
Tier 1 Capital to Total Risk-weighted Assets	19.23%	18.04%
Tier 1 Leverage Ratio	13.12%	13.07%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)      Stock Repurchases

The following table provides information concerning the Company’s repurchases of its Common Stock during the second quarter of 2011:

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 8, 2011	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President &
Chief Executive Officer

August 8, 2011	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer &
Chief Accounting Officer