Form 10-Q
period 2011-09-30
SIERRA BANCORP
filed 2011-11-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Common stock, no par value, 14,101,259 shares outstanding as of October 31, 2011

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1
SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$40,612	$42,110
Interest-bearing deposits in other banks	17,693	325
Federal funds sold	-	210
Total Cash & Cash Equivalents	58,305	42,645

Investment securities available for sale	429,828	331,730

Loans and leases:
Loans held for sale	855	914
Gross loans and leases	757,784	804,626
Allowance for loan and lease losses	(20,492)	(21,138)
Deferred loan and lease fees, net	403	113
Net Loans and Leases	738,550	784,515

Premises and equipment, net	19,455	20,190
Operating leases, net	507	904
Foreclosed assets	18,185	20,691
Goodwill	5,544	5,544
Other assets	80,868	80,352
TOTAL ASSETS	$1,351,242	$1,286,571

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$286,474	$251,908
Interest bearing	807,145	800,366
Total Deposits	1,093,619	1,052,274
Federal funds purchased and repurchase agreements	4,633	-
Short-term borrowings	25,000	14,650
Long-term borrowings	15,000	15,000
Other liabilities	13,737	14,122
Junior subordinated debentures	30,928	30,928
TOTAL LIABILITIES	1,182,917	1,126,974

SHAREHOLDERS' EQUITY
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued	-	-
Common stock, no par value; 24,000,000 shares authorized; 14,062,259 and 13,976,741 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	56,624	63,477
Additional paid in capital	9,316	1,652
Retained earnings	97,288	93,570
Accumulated other comprehensive income	5,097	898
TOTAL SHAREHOLDERS' EQUITY	168,325	159,597

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,351,242	$1,286,571

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED  STATEMENTS OF INCOME
(dollars in thousands, except per share data, unaudited)

	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$11,780	$13,074	$35,480	$40,147
Interest on investment securities:
Taxable	2,420	2,131	6,621	6,282
Tax-exempt	716	695	2,153	2,012
Interest on federal funds sold and interest-bearing Deposits	23	8	56	30
Total interest income	14,939	15,908	44,310	48,471

Interest expense:
Interest on deposits	1,063	1,496	3,279	4,825
Interest on short-term borrowings	7	49	46	141
Interest on long-term borrowings	143	143	425	461
Interest on manditorily redeemable trust preferred securities	179	198	540	553
Total interest expense	1,392	1,886	4,290	5,980

Net Interest Income	13,547	14,022	40,020	42,491

Provision for loan losses	3,000	6,380	9,600	13,280

Net Interest Income after Provision for Loan Losses	10,547	7,642	30,420	29,211

Non-interest revenue:
Service charges on deposit accounts	2,439	2,959	7,140	8,549
Gains on investment securities available-for-sale	-	2,639	-	2,639
Other	930	1,455	3,278	3,715
Total other operating income	3,369	7,053	10,418	14,903

Other operating expense:
Salaries and employee benefits	4,849	4,582	15,760	15,511
Occupancy expense	1,787	1,774	4,987	5,332
Other	3,932	8,239	13,078	17,473
Total other operating expenses	10,568	14,595	33,825	38,316

Income before income taxes	3,348	100	7,013	5,798

Provision for income taxes	822	(787)	774	27

Net Income	$2,526	$887	$6,239	$5,771

PER SHARE DATA
Book value	$11.97	$11.88	$11.97	$11.88
Cash dividends	$0.06	$0.06	$0.18	$0.18
Earnings per share basic	$0.18	$0.08	$0.45	$0.50
Earnings per share diluted	$0.18	$0.08	$0.44	$0.49
Average shares outstanding, basic	14,051,614	11,650,137	14,015,583	11,642,517
Average shares outstanding, diluted	14,097,368	11,738,067	14,081,936	11,728,261

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:

Net income	$6,239	$5,771
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	-	(2,639)
Gain on sales of loans	(93)	(60)
Gain on disposal of fixed assets	(12)	(108)
Loss on sale on foreclosed assets	569	446
Writedown on foreclosed assets	1,656	4,473
Share-based compensation expense	166	98
Provision for loan losses	9,600	13,280
Depreciation and amortization	1,971	2,237
Net amortization on securities premiums and discounts	4,031	2,249
Increase in unearned net loan fees	(291)	(590)
Increase in cash surrender value of life insurance policies	(5,538)	(1,022)
Proceeds from sales of loans portfolio	3,440	1,225
Net Decrease in loans held-for-sale	59	56
Decrease (Increase) in interest receivable and other assets	1,362	(1,146)
Decrease in other liabilities	(389)	(851)
Net Decrease in Restricted Stock, at Cost	996	667
Deferred income tax benefit	(105)	(143)
Excess tax provision (benefit) from equity based compensation	4	(15)
Net cash provided by operating activities	23,665	23,928

Cash flows from investing activities:
Maturities of securities available for sale	2,664	6,251
Proceeds from sales/calls of securities available for sale	3,119	74,183
Purchases of securities available for sale	(154,229)	(169,921)
Principal paydowns on securities available for sale	53,430	49,951
Decrease in loans receivable, net	28,709	29,262
Purchases of premises and equipment, net	(830)	(1,767)
Proceeds from sales of foreclosed assets	4,681	4,520
Net cash used in investing activities	(62,456)	(7,521)

Cash flows from financing activities:
Increase (Decrease) in deposits	41,345	(35,877)
Increase (Decrease) in borrowed funds	10,350	(2,740)
Increase in repurchase agreements	4,633	-
Cash dividends paid	(2,522)	(2,097)
Payments of stock issuance costs	(23)	-
Stock options exercised	672	229
Excess tax (benefit) provision from equity based compensation	(4)	15
Net cash provided by (used in) financing activities	54,451	(40,470)

Increase (Decrease) in cash and due from banks	15,660	(24,063)

Cash and Cash Equivalents
Beginning of period	42,645	66,234
End of period	$58,305	$42,171

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

Note 3 – Current Accounting Developments

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.  The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment.  Topic 350 requires an entity to test goodwill for impairment on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one).  If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Pursuant to ASU 2011-08, an entity will not be required to calculate the fair value of a reporting unit and perform step one unless, after assessing qualitative factors, the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.  This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  Management expects that the adoption of ASU 2011-08 will not have an impact on the Company’s financial statements, as the Company has not yet been required to perform the second step of the goodwill impairment test since the first step has, thus far, always determined that the fair value of the reporting unit, Bank of the Sierra, is greater than its carrying amount.

In June 2011, the Financial FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.  Current U.S. generally accepted accounting principles allow reporting entities several alternatives for displaying other comprehensive income and its components in financial statements, and ASU 2011-05 is intended to improve the consistency of this reporting issue.  The amendments in this ASU require all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement.  In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income.  The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.  Furthermore, the entity is required to present, on the face of the financial statements, adjustments for items that are reclassified from other comprehensive income to net income in the statements, where the components of net income and the components of other comprehensive income are presented.  The amendments in the ASU do not change the following:  1) items that must be reported in other comprehensive income; 2) when an item of other comprehensive income must be reclassified to net income; 3) the option to present components of other comprehensive income either net of related tax effects or before related tax effects; or, 4) how earnings per share is calculated or presented.  The amendments in ASU 2011-05 should be applied retrospectively.  For public entities, such as the Company, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted.  The Company’s adoption of this ASU will impact our presentation of comprehensive income, but not the calculation of such.

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

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, in an effort to improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings.  ASU 2011-02 is intended to assist creditors in determining whether a modification of the terms of a loan meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of TDR’s.  In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist:  1) the restructuring constitutes a concession; and 2) the debtor is experiencing financial difficulties.  The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession, and likewise clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, the amendments to Topic 310 preclude creditors from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR.  For public companies, such as Sierra Bancorp, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  Early adoption is permitted, and the Company adopted the provisions of ASU 2011-02 for the reporting period ended June 30, 2011.  There was a total of $552,000 in loan balances that were added to performing TDR’s at June 30, 2011 as a direct result of the Company’s adoption of ASU 2011-02, with only a negligible impact on our allowance for loan and lease losses.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2011 and 2010, cash paid for interest due on interest-bearing liabilities was $3.991 million and $6.522 million, respectively.  There was also $1.643 million in cash paid for income taxes during the nine months ended September 30, 2011, and $5.360 million in cash paid for income taxes during the nine months ended September 30, 2010.  Assets totaling $4.663 million and $14.068 million were acquired in settlement of loans for the nine months ended September 30, 2011 and September 30, 2010, respectively, and we received $4.285 million in cash from the sale of foreclosed assets during the first nine months of 2011 relative to $4.520 million during the first nine months of 2010.  The Company extended $1.506 million in loans to finance the sale of foreclosed assets during the nine months ended September 30, 2011, but none during the first nine months of 2010.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007.  Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 276,630 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of September 30, 2011 and remain unaffected by the termination.  The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company.  The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee.  The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options have been granted since the inception of the plan and the number remaining available for grant as of September 30, 2011 was 1,050,440.  The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.  No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option.  The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense.  Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized.  This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company.  A pre-tax charge of $48,000 was reflected in the Company’s income statement during the third quarter of 2011 and $30,000 was charged during the third quarter of 2010, as compensation expense related to outstanding and unvested stock options.  For the first nine months, these charges amounted to $166,000 in 2011 and $96,000 in 2010.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period.  There were 14,051,614 weighted average shares outstanding during the third quarter of 2011, and 11,650,137 during the third quarter of 2010.  There were 14,015,583 weighted average shares outstanding during the first nine months of 2011, and 11,642,517 during the first nine months of 2010.  The increase for 2011 is due primarily to the Company’s issuance of 2,325,000 shares of its common stock at a price of $10 per share on October 19, 2010, in a registered direct offering to select institutional investors.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options.  The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits.  For the third quarter and first nine months of 2011, the dilutive effect of options outstanding calculated under the treasury stock method totaled 45,754 and 66,353, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share.  Likewise, for the third quarter and first nine months of 2010, shares totaling 87,930 and 85,744, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

Comprehensive income includes net income and other comprehensive income.  The Company’s only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities.  Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.  The Company’s comprehensive income was as follows:

Comprehensive Income
(dollars in thousands, unaudited)	For the Quarter		For the Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Net Income	$2,526	$887	$6,239	$5,771
Other comprehensive income:
Unrealized holding gain	1,825	27	7,114	2,577
Less: reclassification adjustment	-	2,639	-	2,639
Pre-tax other comprehensive income/(loss)	1,825	(2,612)	7,114	(62)
Less: tax impact of above	768	(1,098)	2,991	(26)
Net other comprehensive income	1,057	(1,514)	4,123	(36)

Comprehensive income	$3,583	$(627)	$10,362	$5,735

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

	September 30, 2011	December 31, 2010
Commitments to extend credit	$157,120	$142,309
Standby letters of credit	$11,967	$7,761
Commercial letters of credit	$8,995	$9,435

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments.  These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any estimates.  Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the fair values presented.  The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at September 30, 2011 and December 31, 2010:

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

Estimated fair values for the Company’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$58,305	$58,305	$42,645	$42,645
Investment securities available for sale	$429,828	$429,828	$331,730	$331,730
Loans and leases, net	$738,550	$776,745	$784,515	$816,185
Cash surrender value of life insurance policies	$37,129	$37,129	$31,591	$31,591
Other investments	$7,365	$7,365	$8,361	$8,361
Investments in limited partnerships	$10,242	$10,242	$10,899	$10,899
Accrued interest receivable	$5,371	$5,371	$5,677	$5,677

Financial liabilities:
Deposits	$1,093,619	$1,094,721	$1,052,274	$1,052,085
Repurchase agreements	$4,633	$4,633	$0	$0
Overnight borrowings	$25,000	$25,000	$9,650	$9,650
Short-term borrowings	$0	$0	$5,000	$5,000
Long-term borrowings	$15,000	$10,409	$15,000	$15,736
Subordinated debentures	$30,928	$11,930	$30,928	$11,610
Limited partnership capital commitment	$353	$353	$417	$417
Accrued interest payable	$398	$398	$678	$678

	Notional Amount		Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$157,120		$142,309
Standby letters of credit	$11,967		$7,761
Commercial letters of credit	$8,995		$9,435

For each financial asset category that was actually reported at fair value at September 30, 2011, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2011, Using
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$3,416	$-	$3,416
Obligations of states and political subdivisions	-	74,527	-	74,527
U.S. Government agencies collateralized by mortgage obligations	-	350,561	-	350,561
Other Securities	1,324	-	-	1,324
Total availabe-for-sale securities	1,324	428,504	-	429,828

Loans Held for Sale	855	-	-	855
Total	$2,179	$428,504	$-	$430,683

	Fair Value Measurements at December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$5,062	$-	$5,062
Obligations of states and political subdivisions	-	70,102	-	70,102
U.S. Government agencies collateralized by mortgage obligations	-	255,143	-	255,143
Other Securities	1,423	-	-	1,423
Total availabe-for-sale securities	1,423	330,307	-	331,730

Loans Held for Sale	914	-	-	914
Total	$2,337	$330,307	$-	$332,644

Assets for which a nonrecurring change in fair value has been recorded are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2011, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$34,317	$17,608	$51,925
Foreclosed Assets	$-	$8,867	$9,318	$18,185

	Fair Value Measurements at December 31, 2010, Using
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$29,482	$6,705	$36,187
Foreclosed Assets	$-	$3,123	$17,568	$20,691

The table above only includes impaired loan balances for which a specific reserve has been established or on which a write-down has been taken.  Information on the Company’s total impaired loan balances, and specific loss reserves associated with those balances, is included in Note 11 below, and in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections.

Note 10 – Investments

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.  Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity.  The Company’s available-for-sale investment securities totaled $430 million at September 30, 2011, and $332 million at December 31, 2010.

At September 30, 2011 and December 31, 2010, the Company had 59 securities and 141 securities, respectively, with unrealized losses.  Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary.  Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	September 30, 2011
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of States and Political Subdivisions	1,181	(44)	1,784	(88)
Agency-Issued Mortgage-Backed Securities (MBS)	87,305	(689)	1,446	(10)
Private-Label MBS	-	-	256	(4)
Other Securities	-	-	1,324	(1,381)
TOTAL	$88,486	$(733)	$4,810	$(1,483)

	December 31, 2010
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of States and Political Subdivisions	24,728	(884)	2,478	(283)
Agency-Issued Mortgage-Backed Securities (MBS)	108,203	(1,009)	-	-
Private-Label MBS	-	-	558	(21)
Other Securities	-	-	1,408	(1,292)
TOTAL	$132,931	$(1,893)	$4,444	$(1,596)

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk.  Balances classified as “loss” are immediately charged-off.  The Company uses the following definitions of risk classifications:

•	Pass: Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans that are not assessed on an individual basis.

•
Special Mention:  Loans classified as special mention have potential issues that deserve the close attention of management.  If left uncorrected, these potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.

•
Substandard:  Loans classified as substandard are loans with at least one clear and well-defined weakness such as a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or poor financial condition, which could jeopardize ultimate recoverability of the debt.

•
Impaired:  A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include all nonperforming loans, loans classified as restructured troubled debt, and certain other loans that are still being maintained on accrual status.  If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR).  TDR’s may be classified as either nonperforming or performing loans depending on their accrual status.

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	September 30, 2011
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 - family residential construction	$4,965	$2,658	$-	$3,846	$11,469
Other construction/Land	18,044	9,580	1,563	13,076	42,263
1-4 Family - closed end	78,386	6,995	2,011	18,700	106,092
Equity Lines	62,489	380	1,673	2,481	67,023
Multi-family residential	4,037	439	-	2,945	7,421
Commercial RE - owner-occupied	143,182	19,335	12,439	10,150	185,106
Commercial RE - non-owner occupied	65,038	6,681	5,536	28,867	106,122
Farmland	42,907	1,887	4,638	7,509	56,941
Total Real Estate	419,048	47,955	27,860	87,574	582,437

Agricultural	14,472	1,609	28	13	16,122
Commercial and Industrial	75,700	7,250	4,200	5,654	92,804
Small Business Administration	14,232	1,461	562	3,886	20,141
Direct finance leases	6,791	77	-	706	7,574
Consumer loans	33,516	1,093	440	3,657	38,706
Total Gross Loans and Leases	$563,759	$59,445	$33,090	$101,490	$757,784

	December 31, 2010
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 - family residential construction	$4,309	$5,500	$-	$4,057	$13,866
Other construction/Land	24,988	17,979	1,411	7,669	52,047
1-4 Family - closed end	83,543	6,345	2,326	12,331	104,545
Equity Lines	66,560	1,426	1,558	1,239	70,783
Multi-family residential	4,930	3,076	-	2,956	10,962
Commercial RE - owner-occupied	149,451	18,892	11,936	7,691	187,970
Commercial RE - non-owner occupied	79,842	7,498	6,051	27,109	120,500
Farmland	35,949	21,091	3,848	405	61,293
Total Real Estate	449,572	81,807	27,130	63,457	621,966

Agricultural	11,547	1,673	237	-	13,457
Commercial and Industrial	79,083	8,156	5,425	2,104	94,768
Small Business Administration	13,219	1,335	621	3,441	18,616
Direct finance leases	9,604	129	-	501	10,234
Consumer loans	42,436	830	775	1,544	45,585
Total Gross Loans and Leases	$605,461	$93,930	$34,188	$71,047	$804,626

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (“OREO”).  OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale.  Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease.  At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection.  An aging of the Company’s loan balances, by number of days past due as of the indicated dates, is presented in the following table:

Loan Portfolio Aging
(dollars in thousands, unaudited)
	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans (1)
Real Estate:
1-4 family residential construction	$175	$-	$323	$498	$10,971	$11,469	$3,846
Other construction/land	804	832	1,900	3,536	38,727	42,263	5,227
1-4 family - closed-end	1,765	39	2,196	4,000	102,092	106,092	6,412
Equity Lines	511	403	1,331	2,245	64,778	67,023	2,481
Multi-family residential	2,945	-	-	2,945	4,476	7,421	-
Commercial RE - owner occupied	4,427	1,748	6,823	12,998	172,108	185,106	8,921
Commercial RE - non-owner occupied	206	5,381	970	6,557	99,565	106,122	10,425
Farmland	7,253	-	188	7,441	49,500	56,941	492
Total Real Estate	18,086	8,403	13,731	40,220	542,217	582,437	37,804
Agricultural	-	-	-	-	16,122	16,122	-
Commercial and Industrial	1,241	901	4,061	6,203	86,601	92,804	4,432
Small Business	568	-	2,929	3,497	16,644	20,141	3,776
Direct finance leases	76	-	707	783	6,791	7,574	707
Consumer loans	1,087	531	820	2,438	36,268	38,706	1,825
Total Gross Loans and Leases	$21,058	$9,835	$22,248	$53,141	$704,643	$757,784	$48,544

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans (1)
Real Estate:
1-4 family residential construction	$4,075	$-	$-	$4,075	$9,791	$13,866	$4,057
Other construction/land	9,662	1,385	7,563	18,610	33,437	52,047	6,185
1-4 family - closed-end	5,902	80	2,210	8,192	96,353	104,545	4,894
Equity Lines	758	110	1,130	1,998	68,785	70,783	1,239
Multi-family residential	2,634	-	-	2,634	8,328	10,962	-
Commercial RE - owner occupied	1,141	1,255	6,788	9,184	178,786	187,970	7,412
Commercial RE - non-owner occupied	9,881	918	4,654	15,453	105,047	120,500	14,704
Farmland	-	-	214	214	61,079	61,293	405
Total Real Estate	34,053	3,748	22,559	60,360	561,606	621,966	38,896
Agricultural	-	-	-	-	13,457	13,457	-
Commercial and Industrial	1,977	669	1,281	3,927	90,841	94,768	2,005
Small Business	19	-	2,927	2,946	15,670	18,616	3,440
Direct finance leases	129	-	501	630	9,604	10,234	501
Consumer loans	954	319	850	2,123	43,462	45,585	1,112
Total Gross Loans and Leases	$37,132	$4,736	$28,118	$69,986	$734,640	$804,626	$45,954

(1) Included in Total Financing Receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (“TDR”), if the modification constitutes a concession.  At September 30, 2011, the Company had a total of $54.3 million in TDR’s, including $19.9 million in TDR’s that were on non-accrual status.  The Company typically places a TDR on non-accrual status and ceases accruing interest when loan payment performance is deemed unsatisfactory, generally at 90 days past due.  Additionally, whenever a notice of default or disposition is filed on a loan the loan is placed on non-accrual.  A TDR is generally considered to be in default when it appears likely that the customer will not be able to repay all principal and interest pursuant to the terms of the restructured agreement.  TDR’s may be restored to accrual status when there has been satisfactory repayment performance for a period that is normally not less than 6 months, and the Company reasonably believes that it will continue to receive all future principal and interest pursuant to the terms of the agreement.  TDR’s may be removed from TDR designation in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest.

The Company may agree to different types of concessions when modifying a loan or lease.  The table below summarizes TDR modifications by type of concession, for the noted periods:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)
	Three Months Ended September 30, 2011
	Rate	Term	Interest- Only	Rate & Term	Rate & Interest- Only	Term & Interest- Only	Rate, Term & Interest- Only	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$291	$-	$-	$-	$5,758	$-	$6,049
1-4 family - closed-end	-	6,455	-	-	-	-	382	6,837
Equity Lines	-	-	436	-	-	-	-	436
Commercial RE - owner-occupied	-	-	-	-	-	-	-	-
Comm'l RE - non-owner occupied	7,405	68	-	-	-	-	-	7,473
Subtotal Real Estate	7,405	6,814	436	-	-	5,758	382	20,795
Agricultural Products	-	-	-	-	-	-	15	15
Commercial and Industrial	20	181	24	753	-	51	-	1,029
Consumer loans	281	461	-	1,111	-	-	37	1,890
Small Business Admin Loans	-	247	106	-	-	-	-	353
	$7,706	$7,703	$566	$1,864	$-	$5,809	$434	$24,082

	Nine Months Ended September 30, 2011
	Rate	Term	Interest- Only	Rate & Term	Rate & Interest- Only	Term & Interest- Only	Rate, Term & Interest- Only	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$665	$-	$234	$-	$6,238	$-	$7,137
1-4 family - closed-end	-	6,455	-	-	158	-	424	7,037
Equity Lines	-	-	436	-	-	-	-	436
Commercial RE - owner-occupied	-	-	-	-	542	-	-	542
Comm'l RE - non-owner occupied	7,405	68	-	875	3,230	-	-	11,578
Subtotal Real Estate	7,405	7,188	436	1,109	3,930	6,238	424	26,730
Agricultural Products	-	-	-	-	-	-	15	15
Commercial and Industrial	20	336	24	753	-	187	-	1,320
Consumer loans	281	461	-	1,337	147	-	37	2,263
Small Business Admin Loans	-	247	106	-	-	-	-	353
	$7,706	$8,232	$566	$3,199	$4,077	$6,425	$476	$30,681

The following table presents, by class, additional details related to loans classified as TDR’s during the three and nine months ended September 30, 2011, including the recorded investment in the loan both before and after modification and balances that were modified during the period and subsequently defaulted:

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	Three Months ended September 30, 2011
					Subsequent Default
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Reserve Difference (1)	Number of Loans	Recorded Investment
Real Estate:
Other Construction/Land	10	$6,061	$6,049	$(67)	-	$-
1-4 family - closed-end	4	6,837	6,837	(6)	-	-
Equity Lines	2	436	436	33	-	-
Commercial RE- owner occupied	-	-	-	-	-	-
Comm'l RE- non-owner occupied	2	7,522	7,473	(7)	1	68
Agricultural products	1	15	15	-	-	-
Commercial and Industrial	12	1,032	1,029	53	-	-
Small Business Admin Loans	5	353	353	38	-	-
Consumer loans	33	1,890	1,890	(135)	-	-
		$24,146	$24,082	$(91)		$68

	Nine Months ended September 30, 2011
					Subsequent Default
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Reserve Difference (1)	Number of Loans	Recorded Investment
Real Estate:
Other Construction/Land	16	$7,149	$7,137	$-	-	$-
1-4 family - closed-end	7	7,038	7,038	(5)	-	-
Equity Lines	2	436	436	33	-	-
Commercial RE- owner occupied	1	542	542	3	-	-
Comm'l RE- non-owner occupied	5	11,627	11,578	(111)	1	68
Agricultural products	1	15	15	-	-	-
Commercial and Industrial	14	1,322	1,320	16	-	-
Small Business Admin Loans	5	353	353	38	-	-
Consumer loans	41	2,263	2,262	(114)	-	-
		$30,745	$30,681	$(140)		$68

(1) This represents the change in the allocated loss allowance due to any change in reserve methodology subsequent to modification

In the table above, the TDR’s that subsequently defaulted increased our allowance for loan and lease losses by $5,000 for the three months and nine months ended September 30, 2011, and none of the TDR defaults have resulted in charge-offs.  The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDR’s during the nine months ended September 30, 2011 was $951,000 at September 30, 2011.

Note 12 – Allowance for Loan and Lease Losses

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

Impaired Loans
(dollars in thousands, unaudited)
	September 30, 2011
	Unpaid Principal Balance (1)	Recorded Investment (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized (3)
With an Allowance Recorded
Real Estate:
Const. & land development	$9,007	$7,175	$2,134	$9,591	$66
1-4 Family residential	7,422	7,543	1,943	7,742	80
Multifamily residential	2,944	2,984	54	2,993	113
Commercial RE and Other	29,626	30,414	3,124	31,359	415
Commercial and Industrial	9,722	9,861	3,303	10,063	11
Consumer and Other	3,403	3,453	639	3,550	28
	$62,124	$61,430	$11,197	$65,298	$713
With no Related Allowance Recorded
Real Estate:
Const. & land development	$13,005	$11,291	$-	$14,312	$117
1-4 Family residential	7,750	7,560	-	8,038	133
Multifamily residential	-	-	-	-	-
Commercial RE and Other	23,287	23,676	-	24,569	39
Commercial and Industrial	566	581	-	607	5
Consumer and Other	255	258	-	265	3
	44,863	43,366	-	47,791	297
Total	$106,987	$104,796	$11,197	$113,089	$1,010

	December 31, 2010
	Unpaid Principal Balance (1)	Recorded Investment (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized (3)
With an Allowance Recorded
Real Estate:
Const. & land development	$6,493	$5,306	$1,544	$10,938	$43
1-4 Family residential	8,047	8,208	1,068	8,279	181
Multifamily residential	2,956	2,963	37	2,966	212
Commercial RE and Other	15,749	16,216	2,580	18,203	155
Commercial and Industrial	6,065	6,114	2,235	6,670	1
Consumer and Other	1,170	1,205	565	1,227	18
	$40,480	$40,012	$8,029	$48,283	$610
With no Related Allowance Recorded
Real Estate:
Const. & land development	$10,264	$7,670	$-	$11,545	$129
1-4 Family residential	5,782	5,607	-	5,964	99
Multifamily residential	-	-	-	-	-
Commercial RE and Other	19,456	19,920	-	20,140	736
Commercial and Industrial	6	6	-	9	-
Consumer and Other	374	377	-	395	1
	35,882	33,580	-	38,053	965
Total	$76,362	$73,592	$8,029	$86,336	$1,575

(1)	Contractual principal balance due from customer
(2)	Principal balance on Company's books, plus unamortized deferred loan costs and unpaid accrued interest, less unamortized deferred loan fees
(3)	Interest income is recognized on performing balances only, on a regular accrual basis

Similar but condensed information for the periods noted is provided in the following table:

Impaired Loans
(dollars in thousands, unaudited)
	September 30, 2011	December 31, 2010

Impaired loans without a valuation allowance	$41,901	$32,035
Impaired loans with a valuation allowance	59,589	39,012
Total impaired loans (1)	$101,490	$71,047
Valuation allowance related to impaired loans	$11,197	$8,029
Total non-accrual loans	$48,544	$49,954
Total loans past-due ninety days or more and still accruing	$-	$-

(1) Principal balance only

The specific loss allowance for an impaired loan represents the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis.  The discounted cash flow approach is used to measure impairment on loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition of underlying collateral.  Any change in impairment attributable to the passage of time is adjusted for by means of adjustments to the loan loss provision.  If a distressed borrower displays the desire and ability to continue paying on the loan, but is unable to do so except on a modified basis, an amended repayment plan may be negotiated.  For these TDR’s, the act of modification in and of itself suggests that the Company believes the source of repayment will likely be from borrower-generated cash flows, thus they are also typically evaluated for impairment by discounting projected cash flows.  Included in the valuation allowance for impaired loans shown in the table above are specific reserves allocated to TDR’s, totaling $2.832 million at September 30, 2011, and $2.973 million at December 31, 2010.

For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral.   If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the amount of the collateral coverage shortfall.  If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established.  At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available.  We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends.  Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received.  Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired.  Current appraisals were available for 75% of the Company’s impaired loan balances at September 30, 2011.  Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss.  All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values.  Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired.  These unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics.  At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings.  While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience.  Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date.  Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans.  Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley.  Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered.  The total general reserve established for probable incurred losses on unimpaired loans was $9.3 million at September 30, 2011.

During the quarter ended September 30, 2011, there were no material changes made to the methodology used to determine our allowance for loan and lease losses.  As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces.  We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio.  In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes.  Management believes that the current methodology is appropriate given our size and level of complexity.  The table that follows details the activity in the allowance for loan and lease losses for the quarter and the nine months ended September 30, 2011:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	For the Quarter Ended September 30, 2011
	Real Estate	Ag products	Comm'l & Industrial	SBA Loans	Finance Leases	Consumer	Total
Allowance for credit losses:
Beginning Balance	$10,427	$16	$5,771	$1,269	$463	$2,765	$20,711
Charge-offs	2,129	-	592	3	23	718	3,465
Recoveries	10	-	120	-	31	85	246
Provision	2,463	3	(376)	196	(43)	757	3,000
Ending Balance	$10,771	$19	$4,923	$1,462	$428	$2,889	$20,492

	For the Nine Months Ended September 30, 2011
	Real Estate	Ag products	Comm'l & Industrial	SBA Loans	Finance Leases	Consumer	Total
Allowance for credit losses:
Beginning Balance	$10,142	$62	$5,797	$1,274	$284	$3,579	$21,138
Charge-offs	6,250	-	2,402	128	33	2,048	10,861
Recoveries	61	-	245	69	45	195	615
Provision	6,818	(43)	1,283	247	132	1,163	9,600
Ending Balance	$10,771	$19	$4,923	$1,462	$428	$2,889	$20,492

Ending balance: individually evaluated for impairment	$7,255	$2	$1,691	$1,281	$329	$639	$11,197

Ending balance: collectively evaluated for impairment	$3,516	$17	$3,232	$181	$99	$2,250	$9,295

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

Financing receivables:
Ending Balance	$582,437	$16,122	$92,804	$20,141	$7,574	$38,706	$757,784

Ending balance: individually evaluated for impairment	$87,574	$12	$5,654	$3,886	$707	$3,657	$101,490

Ending balance: collectively evaluated for impairment	$494,863	$16,110	$87,150	$16,255	$6,867	$35,049	$656,294

Ending balance: loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-	$-

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company.  These include, but are not limited to, continued deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  the establishment of the Company’s allowance for loan and lease losses, as explained in detail in Note 12 to the consolidated financial statements and the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, which is discussed in Note 11 to the consolidated financial statements and in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the fair value of the Company and for which it has been determined that no impairment exists; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements.  Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

OVERVIEW OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS SUMMARY

Third Quarter 2011 compared to Third Quarter 2010

Net income for the quarter ended September 30, 2011 was $2.526 million, representing an increase of $1.639 million, or 185%, relative to net income of $887,000 for the quarter ended September 30, 2010.  Basic and diluted earnings per share for the third quarter of 2011 were $0.18, compared to $0.08 basic and diluted earnings per share for the third quarter of 2010.  The Company’s annualized return on average equity was 6.00% and annualized return on average assets was 0.74% for the quarter ended September 30, 2011, compared to a return on equity of 2.49% and return on assets of 0.27% for the quarter ended September 30, 2010.  The primary drivers behind the variance in net income are as follows:

•
Net interest income was down $475,000, or 3%, due to a 29 basis point drop in the Company’s net interest margin, partially offset by a $35 million increase in average interest-earning assets.  The primary negative factor impacting our net interest margin in the third quarter of 2011 was a shift from average loan balances into lower-yielding investment balances.  This was partially offset by a reduced reliance on interest-bearing liabilities that was facilitated by increases in the average balances of non-interest bearing demand deposits and equity, a shift in average balances from time deposits (including CDAR’s) and non-deposit borrowings into lower-cost core deposits, a lower level of net interest reversals on loans placed on non-accrual, and a lower level of nonperforming loans.

•
The Company’s loan loss provision was reduced by $3.380 million, or 53%.  Thus far in 2011 our loan loss provision has been utilized to provide specific reserves for impaired loans and to replenish reserves subsequent to loan charge-offs, with the reserve requirement offset in part by the release of general reserves for unimpaired loans as loan balances have declined.  Net loans charged off totaled $3.219 million in the third quarter of 2011, relative to net charge-offs of $11.420 million in the third quarter of 2010.

•
Total non-interest revenue declined by $3.684 million, or 52%, due primarily to a $2.639 million nonrecurring gain on investments in the third quarter of 2010 relative to no investment gains in 2011.  Adding to the negative variance were a substantial drop in overdraft income resulting from procedural changes implemented pursuant to regulatory guidance, and a large drop in income recognized on bank-owned life insurance (BOLI) due to losses in 2011 on BOLI associated with deferred compensation plans.  Partially offsetting these unfavorable differences was a reduction in costs associated with low-income housing tax credit investments resulting from accrual adjustments made in the third quarter of 2011, although similar adjustments were made in the second quarter of 2010 so year-to-date tax-credit costs actually reflect a slight increase.  These costs are accounted for as a reduction in income.

•
Total operating expense dropped $4.027 million, or 28%, due in large part to a $3.647 million decline in expenses associated with other real estate owned (OREO), including OREO write-downs.  The Company also adjusted its accrual for FDIC assessments in the third quarter of 2011 to more accurately reflect expectations for actual billings for 2011, thereby contributing to a $526,000 decline in FDIC costs in the third quarter of 2011, and deferred compensation accruals for the Company’s directors dropped by $328,000 for the quarterly comparison due to losses on directors’ deferred compensation plans in 2011.  Salaries and benefits, on the other hand, increased by $267,000, or 6%, due mainly to the partial reversal of accrued bonuses in the third quarter of 2010, although that impact was partially offset by a drop in deferred compensation expense due to losses on deferred compensation plans in 2011 (related to the reduction in BOLI income noted above), and an increase in the level of salaries that are directly related to successful loan originations and are thus deferred and amortized over the life of the related loans.

•
The Company recorded an income tax provision of $822,000, or 25% of pre-tax income, in the third quarter of 2011, relative to a negative tax provision in the third quarter of 2010 resulting from the pre-tax loss in that quarter.  The provision rate in the third quarter of 2011 is higher than in recent quarters, primarily because of a drop in tax-exempt BOLI income and an increase in taxable income relative to the Company’s available tax credits.

First Nine Months of 2011 Compared to First Nine Months of 2010

Net income for the first nine months of 2011 was $6.239 million, an increase of $468,000, or 8%, relative to net income for the first nine months of 2010.  Basic and diluted earnings per share were $0.45 and $0.44, respectively, for the first nine months of 2011, compared to $0.50 basic earnings per share and $0.49 diluted earnings per share for the first nine months of 2010.  The Company realized an annualized return on average equity of 5.09% for the first nine months of 2011 and 5.56% for the first nine months of 2010, and a return on assets for the same periods of 0.63% and 0.58%, respectively.  The principal reasons for the net income variance for the comparative year-to-date periods include the following:

•
Net interest income declined by $2.471 million, or 6%, due to a 29 basis point net interest margin decline partially offset by a $6 million increase in average interest-earning assets.  The drop in our net interest margin for the comparative year-to-date periods was the result of the same circumstances summarized for the quarterly comparison.

•
The Company’s provision for loan losses was $9.600 million in the first nine months of 2011, which represents a drop of $3.680 million, or 28%, relative to the first nine months of 2010.  Net charge-offs declined by $6.915 million, or 40%, for the comparable periods.

•
Total non-interest income declined by $4.485 million, or 30%.  The largest changes in the components of non-interest income for the year-to-date comparison include a $2.639 million drop in investment gains, lower overdraft fee income, lower BOLI income, and declining income from operating leases, partially offset by a higher level of debit card interchange fees.

•
Total non-interest expense reflects a drop of $4.491 million, or 12%, for the first nine months of 2011.  The largest factor was a $3.172 million decline in foreclosed asset expenses, and other significant reductions within this category are evident in occupancy expense, FDIC assessments, directors’ deferred compensation expense, and costs associated with online-only deposit accounts.  A total of $181,000 in non-recurring vendor credits for prior-year overcharges on processing software, which were received in the first quarter of 2011, also had a positive impact on non-interest expense for the year-to-date comparison.

•
The Company recorded an income tax provision of $774,000, or 11% of pre-tax income, for the first nine months of 2011, as compared to a provision of only $27,000 for the first nine months of 2011 that resulted in a tax accrual rate of less than 1%.

FINANCIAL CONDITION SUMMARY

September 30, 2011 relative to December 31, 2010

The most significant characteristics of, and changes in, the Company’s balance sheet during the first nine months of 2011 are outlined below:

•
The Company’s assets totaled $1.351 billion at September 30, 2011, an increase of $65 million, or 5%, relative to total assets of $1.287 billion at December 31, 2010.  Total assets increased due to growth in investment securities and an increase in cash and balances due from banks, less loan runoff.  Gross loan and lease balances declined $47 million, or 6%, due to runoff in the normal course of business, prepayments, transfers to OREO, and charge-offs.  Weak loan demand from quality borrowers and aggressive competition have hindered our ability to counteract this contraction.

•
The $67 million balance of nonperforming assets at September 30, 2011 is about the same as the balance at year-end 2010, but is well below the $77 million balance reported at September 30, 2010.  In addition to nonperforming assets, the Company had $34 million in performing restructured troubled debt (TDR’s) as of September 30, 2011, an increase of $22 million, or 176%, relative to year-end 2010.  The increase in TDR’s is primarily due to the restructuring of loans associated with two relatively large relationships, in order to ensure the borrowers’ continued ability to service the loans.

•
Our allowance for loan and lease losses was $20.5 million as of September 30, 2011, which represents a slight decline relative to the balance at year-end 2010 due primarily to the charge-off of pre-established specific reserves that were included in the allowance at December 31, 2010.  Even though the allowance for loan and lease losses fell slightly, our allowance as a percentage of total loans increased by 8 basis points, to 2.70% at September 30, 2011 from 2.62% at December 31, 2010, because loan balances fell during the first nine months of the year.

•
Total deposits increased by $41 million, or 4%.  Core non-maturity deposits actually increased by $47 million, or 7%, although there was a noticeable shift from money market deposits into a new interest-bearing demand account for businesses that was introduced in August 2011.  Customer time deposits, including CDARS, declined by $21 million, or 5%, due to the non-renewal of time deposits managed by our Treasury Department.  We also added $15 million in longer-term wholesale-sourced brokered deposits in order to create a more defensive posture for the eventuality of rising interest rates, and short-term Federal Home Loan Bank borrowings increased by $10 million.  Other borrowings increased by $5 million subsequent to a customer’s transfer of balances from money market deposits into a non-deposit sweep account.

•
Total capital increased by $9 million, or 5%, to $168 million at September 30, 2011.  Because capital increased and risk-adjusted assets declined, our consolidated total risk-based capital ratio increased to 21.57% at September 30, 2011 from 20.33% at year-end 2010.  Further, our tier one risk-based capital ratio was 20.31% and our tier one leverage ratio was 13.78% at September 30, 2011.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

For the third quarter of 2011 relative to the third quarter of 2010 net interest income declined by $475,000, or 3%, and for the year-to-date comparison net interest income declined by $2.471 million, or 6%.  The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

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

Average Balances and Rates	For the Quarter			For the Quarter
(dollars in thousands, except per share data)	Ended September 30, 2011 (1) (2) (3)			Ended September 30, 2010 (1) (2) (3)
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets
Investments:
Federal funds sold/due from time	$35,763	$23	0.25%	$11,832	$8	0.26%
Taxable	340,428	2,420	2.78%	248,647	2,131	3.35%
Non-taxable	74,630	716	5.78%	71,401	695	5.86%
Equity	1,564	-	0.00%	1,404	-	0.00%
Total Investments	452,385	3,159	3.07%	333,284	2,834	3.77%

Loans and Leases: (4) (5)
Agricultural	14,455	162	4.45%	10,090	134	5.27%
Commercial	101,487	1,465	5.73%	111,574	1,678	5.97%
Real Estate	550,405	9,093	6.55%	610,432	10,039	6.52%
Consumer	38,658	971	9.97%	49,193	1,079	8.70%
Direct Financing Leases	6,240	89	5.66%	10,432	144	5.48%
Other	48,267	-	0.00%	52,246	-	0.00%
Total Loans and Leases	759,512	11,780	6.15%	843,967	13,074	6.15%
Total Interest Earning Assets (5)	1,211,897	14,939	5.02%	1,177,251	15,908	5.49%
Other Earning Assets	7,528			8,861
Non-Earning Assets	131,936			137,745
Total Assets	$1,351,361			$1,323,857

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$28,206	$58	0.82%	$-	$-	0.00%
NOW	181,317	203	0.44%	185,427	406	0.87%
Savings Accounts	88,388	53	0.24%	72,308	47	0.26%
Money Market	130,938	85	0.26%	158,284	226	0.57%
CDAR's	43,912	244	2.20%	52,953	124	0.93%
Certificates of Deposit < $100,000	136,079	311	0.91%	178,118	336	0.75%
Certificates of Deposit ≥ $100,000	207,012	58	0.11%	196,438	320	0.65%
Brokered Deposits	15,000	51	1.35%	7,609	37	1.93%
Total Interest Bearing Deposits	830,852	1,063	0.51%	851,137	1,496	0.70%
Borrowed Funds:
Federal Funds Purchased	1	-	0.00%	9	-	0.00%
Repurchase Agreements	4,842	7	0.57%	-	-	0.00%
Short Term Borrowings	638	-	0.00%	13,281	49	1.46%
Long Term Borrowings	15,000	143	3.78%	15,000	143	3.78%
TRUPS	30,928	179	2.30%	30,928	198	2.54%
Total Borrowed Funds	51,409	329	2.54%	59,218	390	2.61%
Total Interest Bearing Liabilities	882,261	1,392	0.63%	910,355	1,886	0.82%
Non-interest Bearing Demand Deposits	285,114			249,563
Other Liabilities	16,821			22,555
Shareholders' Equity	167,165			141,384
Total Liabilities and Shareholders' Equity	$1,351,361			$1,323,857

Interest Income/Interest Earning Assets			5.02%			5.49%
Interest Expense/Interest Earning Assets			0.46%			0.64%
Net Interest Income and Margin (6)		$13,547	4.56%		$14,022	4.85%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)
Net loan costs have been included in the calculation of interest income.  Net loan costs were approximately $94 thousand and $143 thousand for the quarters ended September 30, 2011 and 2010. Loans are gross of the allowance for possible loan losses.

(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the Nine Months			For the Nine Months
(dollars in thousands, except per share data)	Ended September 30, 2011 (1) (2) (3)			Ended September 30, 2010 (1) (2) (3)
	Average	Income/	Average	Average	Income/	Average
	Balance	Expense	Rate/Yield	Balance	Expense	Rate/Yield
Assets
Investments:
Federal funds sold/due from time	$29,447	$56	0.25%	$14,607	$30	0.27%
Taxable	310,225	6,621	2.81%	235,065	6,282	3.52%
Non-taxable	73,290	2,153	5.96%	67,863	2,012	6.01%
Equity	1,570	-	0.00%	1,510	-	0.00%
Total Investments	414,532	8,830	3.18%	319,045	8,324	3.89%

Loans and Leases: (4) (5)
Agricultural	13,485	493	4.89%	9,828	376	5.12%
Commercial	103,557	4,585	5.92%	116,618	5,216	5.98%
Real Estate	558,791	27,233	6.52%	619,894	30,732	6.63%
Consumer	41,237	2,861	9.28%	51,710	3,342	8.64%
Direct Financing Leases	7,096	308	5.80%	11,360	481	5.66%
Other	48,813	-	0.00%	53,181	-	0.00%
Total Loans and Leases	772,979	35,480	6.14%	862,591	40,147	6.22%
Total Interest Earning Assets (5)	1,187,511	44,310	5.12%	1,181,636	48,471	5.61%
Other Earning Assets	7,916			9,137
Non-Earning Assets	132,800			132,487
Total Assets	$1,328,227			$1,323,260

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$9,505	$58	0.82%	$-	$-	0.00%
NOW	178,029	623	0.47%	176,095	1,320	1.00%
Savings Accounts	83,391	148	0.24%	69,039	124	0.24%
Money Market	150,744	467	0.41%	166,879	723	0.58%
CDAR's	41,980	183	0.58%	81,732	555	0.91%
Certificates of Deposit < $100,000	151,758	790	0.70%	155,927	952	0.82%
Certificates of Deposit ≥ $100,000	198,446	884	0.60%	194,660	941	0.65%
Brokered Deposits	12,308	126	1.37%	14,553	210	1.93%
Total Interest Bearing Deposits	826,161	3,279	0.53%	858,885	4,825	0.75%
Borrowed Funds:
Federal Funds Purchased	2	-	0.00%	4	-	0.00%
Repurchase Agreements	2,176	12	0.74%	-	-	0.00%
Short Term Borrowings	1,898	34	2.40%	16,465	141	1.14%
Long Term Borrowings	15,000	425	3.79%	16,392	461	3.76%
TRUPS	30,928	540	2.33%	30,928	553	2.39%
Total Borrowed Funds	50,004	1,011	2.70%	63,789	1,155	2.42%
Total Interest Bearing Liabilities	876,165	4,290	0.65%	922,674	5,980	0.87%
Non-interest Bearing Demand Deposits	272,296			245,378
Other Liabilities	15,961			16,524
Shareholders' Equity	163,805			138,684
Total Liabilities and Shareholders' Equity	$1,328,227			$1,323,260

Interest Income/Interest Earning Assets			5.12%			5.61%
Interest Expense/Interest Earning Assets			0.48%			0.68%
Net Interest Income and Margin (6)		$40,020	4.64%		$42,491	4.93%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)
Net loan costs have been included in the calculation of interest income.  Net Loan costs were approximately $432 thousand and $331 thousand for the nine months ended September 30, 2011 and 2010. Loans are gross of the allowance for possible loan losses.

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

Volume & Rate Variances	Quarter Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011 over 2010			2011 over 2010
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets
Investments:
Federal funds sold / Due from time	$16	$(1)	$15	$30	$(4)	$26
Taxable	787	(498)	289	2,009	(1,670)	339
Non-taxable (1)	31	(10)	21	161	(20)	141
Equity	0	0	0	0	0	0
Total Investments	834	(509)	325	2,200	(1,694)	506
Loans and Leases:
Agricultural	58	(30)	28	140	(23)	117
Commercial	(152)	(61)	(213)	(584)	(47)	(631)
Real Estate	(987)	41	(946)	(3,029)	(470)	(3,499)
Consumer	(231)	123	(108)	(677)	196	(481)
Direct Financing Leases	(58)	3	(55)	(181)	8	(173)
Other	0	0	0	0	0	0
Total Loans and Leases	(1,370)	76	(1,294)	(4,331)	(336)	(4,667)
Total Interest Earning Assets	(536)	(433)	(969)	(2,131)	(2,030)	(4,161)
Liabilities
Interest Bearing Deposits:
Demand	0	58	58	0	58	58
NOW	(9)	(194)	(203)	14	(711)	(697)
Savings Accounts	10	(4)	6	26	(2)	24
Money Market	(39)	(102)	(141)	(70)	(186)	(256)
CDAR's	(21)	141	120	(270)	(102)	(372)
Certificates of Deposit < $100,000	(79)	54	(25)	(25)	(137)	(162)
Certificates of Deposit ≥ $100,000	17	(279)	(262)	18	(75)	(57)
Brokered Deposits	36	(22)	14	(32)	(52)	(84)
Total Interest Bearing Deposits	(85)	(348)	(433)	(339)	(1,207)	(1,546)
Borrowed Funds:
Federal Funds Purchased	0	0	0	0	0	0
Repurchase Agreements	0	7	7	0	12	12
Short Term Borrowings	(47)	(2)	(49)	(125)	18	(107)
Long Term Borrowings	0	0	0	(39)	3	(36)
TRUPS	0	(19)	(19)	0	(13)	(13)
Total Borrowed Funds	(47)	(14)	(61)	(164)	20	(144)
Total Interest Bearing Liabilities	(132)	(362)	(494)	(503)	(1,187)	(1,690)
Net Interest Margin/Income	$(404)	$(71)	$(475)	$(1,628)	$(843)	$(2,471)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the volume variance for the third quarter of 2011 relative to the third quarter of 2010 was negative $404,000, despite the fact that average interest-earning assets were $35 million higher.  The negative volume variance was primarily the result of an unfavorable shift in average earning asset balances.  We experienced an $84 million drop in average loans due to declining balances of relatively high-yielding real estate, commercial and consumer loans, and there was a corresponding increase of $119 million in the average balance of investments, including a $24 million increase in overnight fed funds sold and short-term interest-earning deposits in other banks, which have yields that are significantly lower than average loan yields.  Unfavorable changes in average asset balances were partially countered by positive swings in average liability and equity balances.  We experienced movement out of time deposits and wholesale borrowings into lower-cost non-maturity deposits for the comparative quarters, including a $36 million increase in the average balance of non-interest bearing demand deposits.  A $26 million increase in average equity, resulting from our registered direct offering in October 2010 and the addition of net income, also helped reduced our reliance on interest-bearing liabilities and thus helped limit the magnitude of the negative volume variance.

The impact of interest rate changes on net interest income was also negative for the quarterly comparison, with a $71,000 unfavorable rate variance.  There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 47 basis points lower due to the addition of investment securities in a relatively low-rate environment, and lower commercial and agricultural loan yields, which declined 24 basis points and 82 basis points, respectively, due to increased competition for quality loans.  By comparison, our weighted average cost of interest-bearing liabilities was only 19 basis points lower, due primarily to the re-pricing of shorter-term time deposits at maturity, a drop in the cost of NOW accounts coincidental with the runoff of a portion of our online-only account balances, and an improving deposit mix.  The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities.  Our average net interest position for the third quarter of 2010, which is the base period for the rate variance calculation, was $267 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.  Helping offset the negative factors impacting the Company’s rate variance were a $28 million reduction in average interest-bearing liabilities facilitated by increases in average demand deposits and average equity, a $3 million drop in the average balance of nonperforming loans, and a $45,000 reduction in net interest reversals for loans placed on non-accrual status during the comparative quarters.  Net interest reversals were $215,000 in the third quarter of 2011, as compared to $260,000 in the third quarter of 2010.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 4.56% in the third quarter of 2011, a decline of 29 basis points relative to the third quarter of 2010.  The principle negative factor impacting our net interest margin in 2011 was the shift from average loan balances into lower-yielding investment balances.  Having a favorable impact on our net interest margin were a shift in average balances from higher-cost liabilities into lower-cost non-maturity deposits, a reduced reliance on interest-bearing liabilities, and a drop in average non-accruing loan balances.  We expect that our net interest margin could continue to experience slight contraction due to heightened competitive pressures on loan yields, and that effect will be exacerbated if the negative trend in loan balances is not reversed.

For the first nine months of 2011 relative to the first nine months of 2010, the negative variance in net interest income attributable purely to volume changes was $1.628 million, and there was a negative rate variance of $843,000.  As with the comparative quarters, the negative volume variance for the year-to-date comparison was primarily due to movement out of average loan balances into lower-yielding investments, although that unfavorable shift was partially offset by relatively strong growth in the average balance of low-cost customer deposits and equity, and a lower level of nonperforming loans.

The same factors discussed for the quarterly rate variance were applicable with regard to the rate variance for the comparative nine-month periods.  For the first nine months of 2011 relative to the first nine months of 2010 the weighted average yield on earning assets was 49 basis points lower, while the weighted average cost of interest-bearing liabilities fell by only 22 basis points.  Our average net interest position for the first nine months of 2010 was $259 million.

The Company’s net interest margin for the first nine months of 2011 was 4.64%, a drop of 29 basis points relative to the net interest margin of 4.93% in the first nine months of 2010.  For the year-to-date period, the primary negative force was, again the shift among average earning assets into lower yielding investment securities.  Positive developments include a shift in average balances from higher-cost CDARS and non-deposit borrowings into lower-cost non-maturity deposits, as well as a $25 million increase in average equity.  Net interest reversals were $145,000 for the first nine months of 2011, relative to net interest reversals of $665,000 in the first nine months of 2010.

PROVISION FOR LOAN AND LEASE LOSSES

Credit risk is inherent in the business of making loans, and accordingly, the Company sets aside an allowance for loan and lease losses through periodic charges to earnings which are reflected in the income statement as the provision for loan losses.  Those charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred loan losses in the remaining loan portfolio.

The Company’s provision for loan losses was reduced by $3.380 million, or 53%, in the third quarter of 2011 relative to the third quarter of 2010, and was $3.680 million lower for the first nine months of 2011 than for the first nine months of 2010.  The loan loss provision typically includes reserve replenishment subsequent to loan charge-offs, as well as the enhancement of general reserves for performing loans and specific reserves for impaired loans as needed pursuant to a detailed analysis of the adequacy of our allowance for loan and lease losses.  Thus far in 2011, our loan loss provision has been utilized primarily to provide specific reserves for impaired loans and to replenish reserves subsequent to loan charge-offs.  Balances transferred to non-accrual status and thus becoming subject to analysis for specific reserves totaled $31.9 million for the nine months ended September 30, 2011, although the net increase in non-accrual loans was only $2.6 million, and net loans charged off during the same period totaled $10.2 million relative to $17.2 million in the first nine months of 2010.  The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed in Note 12 to the consolidated financial statements, and in “Allowance for Loan and Lease Losses” section of this discussion and analysis.

NON-INTEREST REVENUE AND OPERATING EXPENSE

The following table provides details on the Company’s non-interest income and operating expense for the third quarter and first nine months of 2011 relative to the third quarter and first nine months of 2010:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the Quarter				For the Nine Months
	Ended September 30,				Ended September 30,

	2011	% of Total	2010	% of Total	2011	% of Total	2010	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,439	72.39%	$2,959	41.95%	$7,140	68.53%	$8,549	57.36%
Other service charges, commissions & fees	1,320	39.18%	1,001	14.19%	3,212	30.83%	3,155	21.17%
Gains on sales of loans	40	1.19%	23	0.33%	93	0.89%	60	0.40%
Gains on securities	-	0.00%	2,639	37.43%	-	0.00%	2,639	17.72%
Loan servicing income	4	0.12%	6	0.09%	11	0.11%	16	0.11%
Bank owned life insurance	(197)	-5.85%	484	6.86%	433	4.16%	908	6.09%
Other	(237)	-7.03%	(59)	-0.85%	(471)	-4.52%	(424)	-2.85%
Total non-interest income	$3,369	100.00%	$7,053	100.00%	$10,418	100.00%	$14,903	100.00%
As a % of average interest-earning assets (1)		1.10%		2.38%		1.17%		1.69%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$4,849	45.88%	$4,582	31.39%	$15,760	46.59%	$15,511	40.48%
Occupancy costs
Furniture & equipment	640	6.06%	545	3.73%	1,689	4.99%	1,850	4.83%
Premises	1,147	10.85%	1,229	8.42%	3,298	9.75%	3,482	9.09%
Advertising and marketing costs	599	5.67%	537	3.68%	1,515	4.48%	1,615	4.21%
Data processing costs	444	4.20%	476	3.26%	1,107	3.27%	1,305	3.41%
Deposit services costs	666	6.30%	681	4.67%	1,913	5.65%	2,076	5.42%
Loan services costs
Loan processing	255	2.41%	131	0.90%	700	2.07%	547	1.43%
Foreclosed assets	469	4.44%	4,116	28.20%	2,193	6.48%	5,365	14.01%
Other operating costs
Telephone & data communications	302	2.86%	305	2.09%	959	2.84%	871	2.27%
Postage & mail	155	1.47%	134	0.92%	441	1.30%	418	1.09%
Other	219	2.07%	272	1.86%	641	1.90%	763	1.99%
Professional services costs
Legal & accounting	381	3.61%	258	1.77%	1,197	3.54%	932	2.43%
Other professional service	104	0.99%	1,073	7.35%	1,585	4.69%	2,678	6.99%
Stationery & supply costs	198	1.87%	166	1.14%	533	1.58%	538	1.40%
Sundry & tellers	140	1.32%	90	0.62%	294	0.87%	365	0.95%
Total non-interest Expense	$10,568	100.00%	$14,595	100.00%	$33,825	100.00%	$38,316	100.00%
As a % of average interest-earning assets (1)		3.46%		4.92%		3.81%		4.34%
Efficiency Ratio (2)	60.50%		76.10%		64.54%		67.35%

(1) Annualized
(2) Tax Equivalent

The Company’s results reflect a decline in total non-interest income of $3.684 million, or 52%, for the third quarter of 2011 relative to the third quarter of 2010, and for the first nine months of 2011 the drop in non-interest income was $4.485 million, or 30%, relative to the first nine months of the prior year.  As discussed in greater detail below, the decline in 2011 is due primarily to a $2.639 million non-recurring gain on investments realized in the third quarter of 2010, as well as a large drop in overdraft income, and losses in 2011 on bank-owned life insurance (BOLI) association with deferred compensation plans.  Partially offsetting these negative variances for the comparative third quarters was a drop in costs associated with low-income housing tax credit investments, which are accounted for as a reduction in income.  These costs were lower due to accrual adjustments made in the third quarter of 2011, although similar adjustments were made in the second quarter of 2010 so year-to-date tax-credit costs actually reflect a slight increase.  Total other operating income was an annualized 1.10% of average interest-earning assets in the third quarter of 2011 relative to 2.38% in the third quarter of 2010, and was an annualized 1.17% of average earning assets for the nine months ended September 30, 2011 relative to 1.69% for the nine months ended September 30, 2010.

Service charge income on deposits declined by $520,000, or 18%, in the third quarter of 2011 relative to the third quarter of 2010, and fell by $1.409 million, or 16%, for the comparative year-to-date periods.  The drop was centered in overdraft income, with returned item and overdraft charges falling by $524,000, or 24%, for the third quarter, and by $1.559 million, or 25%, for the first nine months, primarily as the result of procedural changes implemented pursuant to new consumer-focused legislation and updated regulatory guidelines on overdrafts.

Other service charges, commissions, and fees increased by $319,000, or 32%, for the quarter, and by $57,000, or 2%, for the year-to-date period.  The increase for the quarter is largely the result of a $339,000 drop in pass-through operating costs associated with our investment in low-income housing tax credit funds, due to an accrual adjustment made subsequent to the receipt of updated partnership financial statements, as referenced above.  Also as noted above, a similar adjustment was made in the second quarter of 2010, and year-to-date costs actually reflect an increase of $35,000.  We had increases in debit card point-of-sale interchange fees of $49,000 for the quarter and $242,000 for the year-to-date period, due to an increase in the number of active cards outstanding and increased per-card usage, and merchant fees increased by $34,000 for the quarter and $131,000 for the first nine months.  However, because certain operating leases have matured or paid off, rental income on those leases reflects a decline of $121,000 for the quarter and $310,000 for the first nine months.

There were no gains on securities in 2011, as compared to $2.639 million in gains realized in the third quarter of 2010.  The investment gains in 2010 were taken pursuant to a portfolio restructuring in the third quarter that involved the sale of $66 million in mortgage-backed securities, with the proceeds reinvested in agency-issued mortgage-backed securities that have a slightly longer duration and slightly lower yield.  Loan sale and servicing income remained at minimal levels for all periods.

Bank-owned life insurance income declined by $681,000, or 141%, in the third quarter of 2011 relative to the third quarter of 2010, and was down $475,000, or 52%, for the first nine months of 2011 compared to the first nine months of 2010.  The declines are due to fluctuations in income on BOLI associated with deferred compensation plans, which is classified as “separate account” BOLI.  The Company owns and derives income from two basic types of BOLI:  “general account,” and “separate account.”  At September 30, 2011 the Company had $34.7 million invested in single-premium general account BOLI, which includes a $5 million BOLI purchase consummated at quarter-end that will contribute to BOLI income going forward.  Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits, and is typically fairly consistent with interest credit rates that do not change frequently.  In addition to general account BOLI, the Company had $2.5 million invested in separate account BOLI at September 30, 2011, the earnings on which help offset deferred compensation accruals for certain directors and senior officers.  These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period.  There was a loss on separate account BOLI totaling $439,000 in the third quarter of 2011 relative to a gain of $226,000 in the third quarter of 2010, for a total decline in deferred compensation BOLI income of $665,000 for the quarter.  For the year-to-date comparison, the loss totaled $306,000 in 2011 relative to a gain of $135,000 in 2010, resulting in a total drop of $442,000 in deferred compensation BOLI income.  As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances.  Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA).  Other non-interest income declined by $178,000, or 302%, in the third quarter of 2011 in comparison to the third quarter of 2010, and fell by $47,000, or 11%, for the year-to-date comparison.  The decline in 2011 is primarily due to an increase in net losses on the sale of OREO, which were $165,000 higher for the third quarter and $123,000 higher for the year-to-date period.  Partially offsetting the increase in OREO losses for the year-to-date comparison was the fact that we had $13,000 in gains on the disposition of leased equipment subsequent to the termination or maturity of leases in the nine-month period ended September 30, 2011, relative to $111,000 in losses for the like period in 2010.

Total operating expense (non-interest expense) was $10.568 million for the quarter ended September 30, 2011, a drop of $4.027 million, or 28%, relative to total operating expense for the third quarter of 2010.  For the nine months ended September 30, 2011, total operating expense was $33.825 million, representing a drop of $4.491 million, or 12%, in comparison to total operating expense for the same period in 2010.  As detailed below, the principle factors in this decline were lower OREO write-downs, a reduced FDIC assessment, lower deferred compensation expense accruals, and, for the year-to-date comparison only, a drop in occupancy expense.  Non-interest expense fell to an annualized 3.46% of average interest-earning assets for the third quarter of 2011 from 4.92% in the third quarter of 2010, and was an annualized 3.81% of average earning assets for the first nine months of 2011 relative to 4.34% in the first nine months of 2010.

The largest component of non-interest expense, salaries and employee benefits, increased by $267,000, or 6%, for the quarter, and was up by $249,000, or 2%, for the first nine months.  The increase in salaries is due to a partial bonus accrual reversal in the third quarter of 2010 based on an expected drop in net income for 2010, which resulted in 2011 increases in our accrual for annual incentive plan payments totaling $673,000 for the third quarter and $680,000 for the year-to-date period.  Other significant variances in salaries and benefits include a drop in deferred compensation expense totaling $326,000 for the third quarter and $200,000 for the comparative year-to-date periods due to losses on deferred compensation plans in 2011 (related to the reduction in BOLI income discussed above), and an increase in the level of salaries that are directly related to successful loan originations and are thus deferred and amortized over the life of the related loans.  Due to relatively large declines in other expense categories, salaries and benefits increased to 45.88% of total non-interest expense for the third quarter of 2011 from 31.38% in the third quarter of 2010, and to 46.60% for the first nine months of 2011 from 40.48% in the first nine months of 2010.

Total occupancy expense increased slightly for the quarter but declined by $345,000, or 6%, for the year-to-date period, due mainly to a drop in depreciation expense, lower maintenance/repair costs, and the January 2011 closure of a branch with a relatively costly lease.  Marketing costs also increased for the quarter but declined by $100,000, or 6%, for the year-to-date comparison, although the year-to-date drop was due to the timing of payments and does not represent a permanent decline.  Data processing costs were down as well, declining by $32,000, or 7%, for the third quarter, and by $198,000, or 15%, for the comparative year-to-date periods.  The decline for the quarter was primarily due to lower internet banking costs, while the year-to-date difference includes $181,000 in non-recurring vendor credits for prior-year overcharges on processing software, which were received in the first quarter of 2011.  Deposit services costs reflect a small decline for the third quarter, but were down $163,000, or 8%, for the year-to-date comparison, due primarily to lower costs associated with our online deposit products.  The decline in deposit costs is net of increases in debit card processing costs of $39,000 for the quarter and $112,000 year-to-date.

Loan processing costs increased by $124,000, or 95%, for the third quarter, and were up by $153,000, or 28%, for the nine-month period, due primarily to increases in costs related to appraisals and collections.  As noted above, foreclosed asset costs fell by $3.647 million, or 89%, for the quarter, which includes a $3.509 million reduction in OREO write-downs and a $138,000 drop in OREO operating expense.  For the year-to-date comparison foreclosed asset costs were $3.172 million lower, comprised of a $2.817 million decline in OREO write-downs and a $355,000 reduction in OREO operating expense.

Telecommunications costs were about the same for the third quarter but reflect an increase of $88,000, or 10%, for the year-to-date period due to costs associated with the addition and enhancement of data circuits.  The drop in the “other” category under other operating costs for the quarter and year-to-date periods is from lower depreciation expense on operating leases, where the Bank is the lessor, due to the maturity or termination of leases.  Under professional services costs, legal and accounting costs increased by $123,000, or 48%, for the third quarter, and by $265,000, or 28%, for the first nine months in 2011due in large part to consulting costs which were necessitated by the numerous changes in regulatory expectations and the associated promulgation of new guidance on overdrafts, as referenced above.  The cost of other professional services declined by $969,000, or 90%, for the third quarter, and by $1.093 million, or 41%, for the first nine months, due to lower FDIC assessment accruals and lower accruals for directors deferred compensation plans resulting from losses on those plans in 2011 relative to gains in 2010.  Our accruals for FDIC assessments totaled only $72,000 for the third quarter of 2011 relative to $597,000 in the third quarter of 2010, due to lower overall assessment rates and a cumulative accrual adjustment in the third quarter of 2011 to more accurately reflect expectations for actual billings for 2011.  The FDIC assessment accrual totaled $1.023 million for the first nine months of 2011, and $1.715 million in the first nine months of 2010.  Our expectation is that FDIC assessments will be accrued at the rate of about $350,000 per quarter going forward, although no assurance can be provided in that regard.  The referenced decline in directors deferred compensation accruals totaled $328,000 for the third quarter and $193,000 for the year-to-date period.  Sundry losses were up $50,000 for the comparative quarters due to higher debit card losses, but declined $71,000 for the year-to-date comparison due mainly to a non-recurring settlement of $75,000 paid to a deposit customer in the second quarter of 2010 for a fraud loss.

Because non-interest expense fell by a relatively greater amount than income, the Company’s tax-equivalent overhead efficiency ratio dropped to 60.50% in the third quarter of 2011 from 76.10% in the third quarter of 2010, and to 64.54% for the first nine months of 2011 from 67.35% for the first nine months of 2010.  The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis.  The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.  Our tax credits consist primarily of those generated by a $9.7 million investment in low-income housing tax credit funds, and California state employment tax credits.  Our provision for income taxes was 25% of pre-tax income in the third quarter of 2011 relative to a negative provision in the third quarter of 2010, and we had an 11% income tax provision for the first nine months of 2011 relative to a provision of less than 1% of pre-tax income for the first nine months of 2010.  The higher provision rate in 2011 is primarily the result of a drop in tax-exempt BOLI income and an increase in taxable income relative to the Company’s available tax credits.  As is evident, our tax accrual rate is currently very sensitive to changes in pretax income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold.  Surplus Federal Reserve Bank balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments were 33% of total assets at September 30, 2011, compared to 26% at December 31, 2010.

We had no fed funds sold at September 30, 2011, relative to $210,000 at December 31, 2010.  Our balance of interest-bearing balances at other banks was close to $18 million at September 30, 2011, however, up from only $325,000 at the end of 2010, primarily because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds.  Surplus liquidity, which was generated during the quarter from growth in deposits and loan runoff, was also deployed into longer-term, higher-yielding agency-issued mortgage-backed securities and municipal bonds, hence the book balance of the Company’s investment portfolio increased by $98 million, or 30%, during the first nine months of 2011.  The book balance of our investment securities was $430 million at September 30, 2011.  Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)
	September 30, 2011		December 31, 2010
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Treasury securities	$-	$-	$-	$-
US Gov't agencies	3,299	3,416	4,954	5,062
Mortgage-backed securities	344,255	350,561	252,320	255,143
State & political subdivisions	70,906	74,527	70,201	70,102
Other equity securities	2,705	1,324	2,705	1,423
Total Investment Securities	$421,165	$429,828	$330,180	$331,730

Mortgage-backed securities increased by $95 million, or 37%, net of prepayments, during the first nine months of 2011.  The balance of municipal bonds increased by $4 million, or 6%, as the Company has also taken advantage of relative value in that sector.  It should be noted that all newly purchased municipal bonds have strong underlying ratings.  No equity securities were bought or sold during the first nine months of 2011, although the market value of those securities declined slightly.  Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $217 million at September 30, 2011 and $146 million at December 31, 2010, leaving $213 million in unpledged debt securities at September 30, 2011 and $186 million at December 31, 2010.  Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $102 million at September 30, 2011 and $103 million at December 31, 2010.

LOAN PORTFOLIO

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $759 million at the end of September 2011, a drop of $47 million, or 6%, since December 31, 2010.  Loan balances have been declining because of runoff in the normal course of business (including prepayments), transfers to OREO, and charge-offs.  Furthermore, loan origination activity in our branches has been light due to weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, heightened competition, and increased attention devoted to monitoring and managing current loan relationships.  Management has made selective personnel changes and realigned branch objectives in order to place additional emphasis on high-quality loan growth, with a particular focus on commercial loans and agricultural loans, and we have seen a recent increase in the volume of potential loan deals reviewed.  However, no assurance can be provided that loan balances will not continue to decline, especially in the near term.  A comparative schedule of the distribution of the Company’s loans at September 30, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table.  The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	September 30, 2011	December 31, 2010
Real Estate:
1-4 family residential construction	$11,469	$13,866
Other construction/land	42,263	52,047
1-4 family - closed-end	106,947	105,459
Equity lines	67,023	70,783
Multi-family residential	7,421	10,962
Commercial RE- owner occupied	185,106	187,970
Commercial RE- non-owner occupied	106,122	120,500
Farmland	56,941	61,293
Total Real Estate	583,292	622,880
Agricultural production	16,122	13,457
Commercial and industrial	92,804	94,768
Small Business Administration loans	20,141	18,616
Direct finance leases	7,574	10,234
Consumer loans	38,706	45,585
Total Loans and Leases	$758,639	$805,540
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.51%	1.72%
Other construction/land	5.57%	6.46%
1-4 family - closed-end	14.10%	13.09%
Equity lines	8.83%	8.79%
Multi-family residential	0.98%	1.36%
Commercial RE- owner occupied	24.40%	23.33%
Commercial RE- non-owner occupied	13.99%	14.96%
Farmland	7.51%	7.61%
Total Real Estate	76.89%	77.32%
Agricultural production	2.13%	1.67%
Commercial and industrial	12.23%	11.77%
Small Business Administration loans	2.65%	2.31%
Direct finance leases	1.00%	1.27%
Consumer loans	5.10%	5.66%
Total Loans and Leases	100.00%	100.00%

Agricultural production loans show an increase of $3 million, or 20%, relative to their year-end 2010 balance, due to seasonal disbursements and increased activity in the ag lending area.  SBA loan balances also increased by close to $2 million, or 8%.  Total real estate loan balances, however, declined by $40 million, or 6%.  The largest drop within the real estate category was a $14 million decline in non-owner occupied commercial real estate loans, due in large part to an $8.4 million non-accruing note that was written down to $7 million and then sold in the second quarter of 2011.  We also experienced declines of $10 million in “other construction/land” loans and $4 million decline in loans secured by farmland.  Loans secured by farmland would have increased if not for the payoff of a $9 million loan that occurred when the borrower sold the underlying collateral.  Charge-offs represent about $6 million of the total decline in real estate loan balances, and we had over $4 million in balances transferred to OREO during the nine-month period ended September 30, 2011.  We also experienced declines of $2 million, or 2%, in commercial loans, about $3 million, or 26%, in direct finance leases, and $7 million, or 15%, in consumer loans.  Charge-offs account for essentially all of the decline in commercial loans and represent about $2 million of the drop in consumer loans.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans.  The balance of loans serviced for others declined to $535,000 at September 30, 2011 from $5.0 million at December 31, 2010, due primarily to our foreclosure on a real estate loan for which we had sold a participating interest.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (“OREO”).  OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale.  Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease.  At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection.  If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR).  TDR’s may be classified as either nonperforming or performing loans depending on their accrual status.

The following table presents comparative data for the Company’s nonperforming assets and performing TDR’s, as of the dates noted:

Nonperforming Assets and Performing TDR's
(dollars in thousands, unaudited)
	September 30, 2011	December 31, 2010
Non-accrual loans:
Real Estate:
1-4 family residential construction	$3,846	$4,057
Other Construction/Land	5,227	6,185
1-4 family - closed-end	6,412	4,894
Equity Lines	2,481	1,239
Multi-family residential	-	-
Commercial RE- owner occupied	8,921	7,412
Commercial RE- non-owner occupied	10,425	14,704
Farmland	492	405
Total Real Estate	37,804	38,896
Agricultural products	-	-
Commercial and Industrial	4,432	2,005
Small Business Administration Loans	3,776	3,440
Direct finance leases	707	501
Consumer loans	1,825	1,112
Total nonperforming loans	$48,544	$45,954

Foreclosed assets	18,185	20,691
Total nonperforming assets	$66,729	$66,645
Performing loans classified as troubled debt restructurings (TDR's) (1)	$34,426	$12,465
Nonperforming loans as a % of total gross loans and leases	6.40%	5.70%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	8.59%	8.07%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table

Total nonperforming assets increased slightly during the first nine months of 2011.  Total nonperforming loans were up by $2.6 million, or 6%, but foreclosed assets declined by $2.5 million, or 12%.  The balance of nonperforming loans at September 30, 2011 includes $23.0 million in TDR’s and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming.  As shown in the table, we also had $34.4 million in loans classified as performing TDR’s for which we were still accruing interest at September 30, 2011, relative to a balance of $12.5 million at December 31, 2010, for an increase of close to $22.0 million.  About $14 million of the increase can be attributed to just two loan relationships that were restructured in the third quarter of 2011 to help ensure the borrowers’ ability to continue to service their debt.  As noted above, at the end of June 2011 the Company early-adopted ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which added only $552,000 to performing TDR’s at the time of adoption.  Note 11 to the consolidated financial statements provides a more comprehensive disclosure of TDR balances and TDR activity within recent periods.

Non-accruing loan balances secured by real estate comprised $37.8 million of total nonperforming loans at September 30, 2011, and reflect a net decrease of $1.1 million, or 3%, during the first nine months of 2011.  Gross additions to nonperforming real estate loans totaled $21.7 million for the first nine months of 2011, much of which was comprised of balances secured by commercial real estate.  Offsetting the increase created by additional real estate loans placed on non-accrual status during the first nine months of 2011 were net pay-downs on nonperforming real estate loans of $10.9 million, charge-offs totaling $5.6 million, $4.3 million in transfers to OREO from nonperforming real estate loans, and the return to accrual status of $2.0 million in balances.

Nonperforming commercial and SBA loans increased by a combined $2.8 million, or 51%, during the first nine months of 2011, ending the period at $8.2 million.  Gross additions to nonperforming commercial and SBA loans totaled $6.4 million for the nine months ended September 30, 2011, but this was partly offset by net pay-downs of $1.4 million, the return to accrual status of $477,000 in loans, and the charge-off of $1.8 million in loan balances.  Non-accrual direct finance leases increased by $206,000, or 41%, during first nine months of 2011, but still ended the period under $1 million; and, nonperforming consumer loans, which are largely unsecured, increased by $713,000, or 64%, to a total of $1.8 million.

As noted above, foreclosed assets declined by $2.5 million, or 12%, during the first nine months of 2011.  The balance of foreclosed assets at September 30, 2011 had an aggregate carrying value of $18.2 million, and was comprised of 70 properties classified as OREO and 9 mobile homes.  Much of our OREO consists of vacant lots or land, but there are also 13 residential properties totaling $1.9 million, and five commercial buildings with a combined book balance of $2.5 million.  At the end of 2010 foreclosed assets totaled $20.7 million, comprised of 79 properties in OREO and 17 mobile homes.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 8.59% of gross loans and leases plus foreclosed assets at September 30, 2011, up slightly from 8.07% at December 31, 2010.  While we anticipate relatively slow progress with regard to the resolution of nonperforming assets, an action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

ALLOWANCE FOR LOAN AND LEASE LOSSES

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio.  It is maintained at a level that is considered adequate to absorb remaining probable loan losses, after factoring in charge-offs taken against the allowance and recoveries credited back to the allowance.  Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off.  At September 30, 2011, the allowance for loan and lease losses was $20.5 million, or 2.70% of gross loans, a 3% dollar decline relative to the $21.1 million allowance at December 31, 2010 which was 2.62% of gross loans.  The allowance increased by $658,000, or 3%, in comparison to the allowance at September 30, 2010.  The Company’s total allowance was 42.21% of nonperforming loans at September 30, 2011, relative to 46.00% at December 31, 2010 and 38.54% at September 30, 2010.  An allowance for potential losses inherent in unused commitments, totaling $160,000 at September 30, 2011, is included in other liabilities.

The table that follows summarizes the activity in the allowance for loan and lease losses for the quarter and the nine months ended September 30, 2011:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)
	For the Quarter		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Balances:
Average gross loans and leases outstanding during period	$759,512	$843,967	$772,979	$862,591
Gross loans and leases outstanding at end of period	$758,639	$827,278	$758,639	$827,278

Allowance for Loan and Lease Losses:
Balance at beginning of period	$20,711	$24,874	$21,138	$23,715
Provision charged to expense	3,000	6,380	9,600	13,280
Charge-offs
Real Estate:
1-4 family residential construction	-	1,706	-	1,706
Other Construction/Land	74	3,971	1,170	4,238
1-4 family - closed-end	119	793	408	1,058
Equity Lines	280	308	820	334
Multi-family residential	-	-	-	97
Commercial RE- owner occupied	186	347	977	919
Commercial RE- non-owner occupied	1,470	1,245	2,875	1,358
Farmland	-	26	-	26
Total Real Estate	2,129	8,396	6,250	9,736
Agricultural products	-	-	-	-
Commercial and Industrial	592	2,269	2,402	4,485
Small Business Administration Loans	3	39	128	139
Direct finance leases	23	102	33	607
Consumer loans	718	867	2,048	2,855
Consumer Credit Cards	-	-	-	-
Total charge-offs	3,465	11,673	10,861	17,822
Recoveries
Real Estate:
1-4 family residential construction	-	-	-	25
Other Construction/Land	-	13	38	13
1-4 family - closed-end	7	26	16	32
Equity Lines	1	1	3	40
Multi-family residential	-	-	-	-
Commercial RE- owner occupied	-	-	1	-
Commercial RE- non-owner occupied	1	-	1	-
Farmland	1	-	2	-
Total Real Estate	10	40	61	110
Agricultural products	-	-	-	-
Commercial and Industrial	120	98	245	189
Small Business Administration Loans	-	3	69	63
Direct finance leases	31	56	45	68
Consumer loans	85	56	195	231
Consumer Credit Cards	-	-	-	-
Total recoveries	246	253	615	661
Net loan charge offs (recoveries)	3,219	11,420	10,246	17,161
Ending Balance	$20,492	$19,834	$20,492	$19,834

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.68%	5.37%	1.77%	2.66%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	2.70%	2.40%	2.70%	2.40%
Allowance for Loan Losses to
Non-Performing Loans	42.21%	38.54%	42.21%	38.54%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	15.71%	57.58%	50.00%	86.52%
Net Loan Charge-offs to Provision for Loan Losses	107.30%	179.00%	106.73%	129.22%

As shown in the table immediately above, the Company’s provision for loan and lease losses was reduced by $3.380 million, or 53%, for the third quarter of 2011 relative to the third quarter of 2010, while net loans charged off declined by $8.201 million, or 72%, for the same comparative periods.  For the first nine months of 2011 compared to the first nine months of 2010, the loan loss provision was down $3.680 million and net charge-offs fell by $6.915 million.  Real estate loan charge-offs experienced the largest decrease among our main loan categories, dropping by $6.267 million, or 75%, for the comparative quarters, and by $3.486 million, or 36%, for the comparative year-to-date periods, primarily because of write-downs taken in the third quarter of 2010 subsequent to the determination that certain construction and development loan balances had become uncollectible.  Including write-downs taken in the first nine months of 2011, we have taken a cumulative total of $4.389 million in write-downs on collateral-dependent loans still on our books at September 30, 2011, most of which were on construction loans.  There were no material changes in the level of principal recoveries for any loan category.  Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end.  Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at September 30, 2011 represents management’s best estimate of probable loan losses related to specifically identified loans, as well as probable incurred loan losses in the remaining loan portfolio.  Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company makes commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangement.  Unused commitments to extend credit totaled $157 million at September 30, 2011 as compared to $142 million at December 31, 2010, although it is not likely that all of these commitments will ultimately be drawn down.  Unused commitments represented approximately 21% of gross loans outstanding at September 30, 2011, and 18% at December 31, 2010.  In addition to unused loan commitments, the Company had undrawn letters of credit totaling $21 million at September 30, 2011 and $17 million at December 31, 2010.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $41 million at September 30, 2011, compared to $42 million at December 31, 2010. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Home Loan Bank of San Francisco. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will, to the extent possible, let brokered deposits or other wholesale borrowings roll off as they mature.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period.  The $35 million average of non-earning cash and due from banks for the first nine months of 2011 was slightly higher than the $33 million average for the fourth quarter of 2010 due to a higher level of cash activity in our branches, which has required the maintenance of higher levels of vault cash, and the addition of a branch in February 2011.

Net premises and equipment declined by $735,000, or 4%, during the first nine months of 2011, since fixed asset additions related to our new Selma branch were more-than-offset by the aggregate increase in accumulated depreciation.  Operating leases continue to decline, and totaled only $507,000 at September 30, 2011.  Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.”  Goodwill did not change during the period, ending the third quarter of 2011 with a balance of about $6 million.  The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists.  “Other assets” increased by only $516,000, or 1%, but there were large fluctuations in some of the accounts comprising this category.  The most significant changes include a $5.5 million increase in bank-owned life insurance due to the purchase of $5 million in BOLI at the end of the third quarter and the addition of BOLI income, a $2.8 million decline in our net deferred tax asset, and a $1.3 million drop in our prepaid FDIC assessment subsequent to payments made in the first nine months of 2011.  At September 30, 2011, the $80.9 million balance of other assets includes as its largest components $37.1 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $9.7 million investment in low-income housing tax credit funds, a $7.4 million investment in restricted stock, a deferred tax asset of $10.7 million, current prepaid income taxes totaling $2.1 million, accrued interest receivable totaling $5.4 million, and a prepaid FDIC assessment of $3.0 million.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings.  However, the FHLB suspended stock repurchases for a period of time and only recently started to repurchase stock at minimal levels, thus our restricted stock investment is not expected to drop significantly even though our borrowings have declined.  This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposit base.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid on deposits by deposit type for the quarters and year-to-date periods ended September 30, 2011 and 2010 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.”  A comparative schedule of the distribution of the Company’s deposits at September 30, 2011 and December 31, 2010, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)
	September 30, 2011	December 31, 2010
Interest Bearing Demand Deposits	$73,753	$-
Non-interest Bearing Demand Deposits	286,474	251,908
NOW	184,460	184,360
Savings	91,339	74,682
Money Market	78,180	156,170
CDAR's < $100,000	1,136	1,614
CDAR's ≥ $100,000	23,491	31,652
Customer Time deposit < $100,000	123,665	164,223
CustomerTime deposits ≥ $100,000	216,121	187,665
Brokered Deposits	15,000	-
Total Deposits	$1,093,619	$1,052,274

Percentage of Total Deposits
Interest Bearing Demand Deposits	6.74%	0.00%
Non-interest Bearing Demand Deposits	26.20%	23.94%
NOW	16.87%	17.52%
Savings	8.35%	7.10%
Money Market	7.15%	14.84%
CDAR's < $100,000	0.10%	0.15%
CDAR's ≥ $100,000	2.15%	3.01%
Customer Time deposit < $100,000	11.31%	15.61%
CustomerTime deposits ≥ $100,000	19.76%	17.83%
Brokered Deposits	1.37%	0.00%
Total	100.00%	100.00%

Total deposit balances increased by $41 million, or 4%, during the first nine months of 2011.  Our deposit mix improved during that period since all of the growth came in core non-maturity deposits, which were up by $47 million, or 7%.  The growth in non-maturity deposits is due in part to our ongoing deposit acquisition programs, including our highly successful direct mail initiatives that contributed to year-to-date increases in non-interest bearing demand deposits, which rose by $35 million, or 14%, and savings deposits, which were up $17 million, or 22%.  There were additional factors at play with regard to NOW accounts, interest-bearing demand deposits, and money market deposits.  We had organic growth in NOW deposits in our branches, but that growth was offset by runoff of $12 million in online-only accounts subsequent to interest rate adjustments made on our online reward checking product, so there was no net change in the outstanding balance.  Interest-bearing demand deposits, a new business product that was introduced in August 2011, increased by $74 million, up from zero at year-end 2010, due to the influx of deposits from money market deposit sweep accounts.  The new account serves the same purpose as the money market deposit sweep program, but does not require third-party facilitation and is thus less costly to administer.  Money market deposits declined $78 million, or 50%, due to the aforementioned migration of $74 million from money market accounts into the new interest-bearing demand deposit product, and a customer’s one-time transfer of $4 million from money market deposits into a collateralized repo sweep account (which is a non-deposit liability of the Bank).

Customer time deposits under $100,000 were down $41 million, or 25%, and declined to 11% of total deposits at September 30, 2011 from 16% at the end of 2010, since we have let deposits that are under the management of our Treasury Department roll off as they mature.  Customer-sourced time deposits over $100,000, on the other hand, increased by $28 million, or 15%, climbing to 20% of total deposits from 18% during the first nine months of 2011.  CDAR’s deposits, which are also time deposits that are primarily sourced from customers in our market areas, declined by a combined total of $9 million, or 26%.  In addition to our customer deposit activity during the first nine months of 2011, we added $15 million in wholesale-sourced brokered deposits with maturities in the two to four year range, for interest rate risk management purposes.  Despite the addition of brokered deposits, management recognizes that maintaining a high level of core customer deposits is one of the keys to sustaining a strong net interest margin and we continue to focus energy toward that end.

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

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral.  We had no overnight fed funds purchased on our books at September 30, 2011 or December 31, 2010, however, repurchase agreement balances totaled approximately $5 million at September 30, 2011, up from zero at the end of 2010 due to a customer’s transfer from a money market deposit account, as noted above.  Repurchase agreements represent customer “sweep accounts”, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by investment securities.  We had $25 million in overnight FHLB advances at September 30, 2011, up from $10 million at the end of 2010, while other short-term FHLB advances fell to zero at September 30, 2011 from $5 million at year-end 2010.  Longer-term FHLB advances totaled $15 million at both September 30, 2011 and December 31, 2010.  The Company also had $31 million in junior subordinated debentures at September 30, 2011 and December 31, 2010.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts.  Other liabilities declined by $385,000, or 3%, during the first nine months of 2011.

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

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or other asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $170 million at September 30, 2011.  An additional $169 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock.  The Company is also eligible to borrow approximately $59 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2011.  Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of September 30, 2011, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $313 million of the Company’s investment portfolio balances.  Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks.  The Company experienced a significant shift from contingent liquidity to actual balance sheet liquidity in 2010, due to the arrangement of a letter of credit from the FHLB for certain pledging requirements in place of investment securities.  The FHLB letter of credit totaled $79 million at September 30, 2011.  Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average loans to assets ratios were 37% and 54%, respectively, at September 30, 2011, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.”  The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans, as the numerator, and non-collateralized deposits and short-term liabilities as the denominator.  Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were well within policy guidelines at September 30, 2011.  Strong growth in core deposits combined with loan runoff and growth in investments has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

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

The Company uses seven standard interest rate scenarios in conducting its simulations:  “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points.  Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates.  Per regulatory guidance, we also apply an upward shock of 400 b.p. for net interest income simulations and include the results in internal management reports.  As of September 30, 2011 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in Net Int. Inc. (in $000’s)	$-3,526	$-3,118	$-2,037	$-757	$-1,156	$-583
% Change	-6.64%	-5.87%	-3.83%	-1.42%	-2.18%	-1.10%

Our current interest rate risk profile indicates that a drop in interest rates could have a negative impact on our net interest margin, although we consider the likelihood of further rate decreases to be minimal in the current environment.  If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $2.037 million lower, a drop of 3.83% compared to net interest income under a stable rate scenario.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop.  This effect is exacerbated by the fact that prepayments on fixed-rate loans tend to increase as rates decline, although our model assumptions include a presumed floor for our internal prime rate that partially offsets other negative pressures.

Increasing interest rates could also have an unfavorable effect on net interest income, in the short run.  Since many of our variable-rate loans are currently at rate floors, our model projects that if there were an immediate increase of up to 200 basis points in interest rates, the Company’s net interest income could be as much as $1.156 million lower than in a flat rate scenario due to the re-pricing lag that occurs while variable rates are increasing to floored levels.  Without that effect our balance sheet would be slightly asset-sensitive, meaning that, all else being equal, net interest income would increase as rates rise.  In fact, as can be seen above, loan rates lift from their floors and net interest income starts to benefit if interest rates increase by 300 basis points.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates.  We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.  The table below shows estimated changes in the Company’s EVE as of September 30, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-39,720	$-61,325	$-37,475	$	+18,690	$	+27,355	$	+39,896
% Change	-12.66%	-19.54%	-11.94%		+5.96%		+8.72%		+12.72%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates.  The changes in EVE are not symmetrical, however, due to the optionality inherent in certain financial instruments.  Our EVE profile has changed substantially in recent periods, moving from unfavorable exposure to a benefit under rising rates, due in part to model adjustments made to non-maturity deposit decay rates and loan prepayment rates in order to better reflect historical patterns.  Effectively, lower deposit decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater, as would be the case in a rising rate environment.  Furthermore, we have intentionally focused on variable rate loans and longer-maturity funding in recent periods in an attempt to benefit from the eventuality of rising rates, which has created somewhat greater exposure to declining rates.  That negative impact was exacerbated by the aforementioned model adjustments which accelerated loan prepayment rates in declining rate scenarios, and our EVE variance in the “-200 b.p.” scenario is now at the outer edge of our policy guideline limit while the variance in the “-100 b.p.” scenario exceeds our -10% policy guideline.  While we view declining rate scenarios as highly unlikely, we will continue to monitor our interest rate risk profile and take corrective action as appropriate.

CAPITAL RESOURCES

At September 30, 2011, the Company had total shareholders’ equity of $168.3 million, comprised of $56.6 million in common stock, $9.3 million in additional paid-in capital, $97.3 million in retained earnings, and $5.1 million in accumulated other comprehensive income.  Total shareholders’ equity at the end of 2010 was $159.6 million.  The $8.7 million increase in shareholders’ equity during the first nine months was due in part to the addition of $6.2 million in net earnings, less $2.5 million in dividends paid.  Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), also increased by $4.2 million due to increasing market values, and the increase in capital related to stock options was $834,000.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank.  Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines.  The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.  Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital.  Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value.  The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit.  All of the $30 million in junior subordinated debentures on the Company’s balance sheet at September 30, 2011 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include:  (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital).  Because of the limitation on the allowance for loan and lease losses, only $11.5 million, or 56%, of our total allowance is currently included in Tier 2 capital for Sierra Bancorp’s consolidated calculations.  The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill.  The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios
	September 30,	December 31,
	2011	2010
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	21.57%	20.33%
Tier 1 Capital to Total Risk-weighted Assets	20.31%	19.06%
Tier 1 Leverage Ratio	13.78%	13.84%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	20.80%	19.31%
Tier 1 Capital to Total Risk-weighted Assets	19.53%	18.04%
Tier 1 Leverage Ratio	13.21%	13.07%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)      Stock Repurchases

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date.  Of the aggregate 1,250,000 shares authorized for repurchase since the effective date of the plan, there were 100,669 shares remaining available for repurchase as of September 30, 2011.  There were no stock repurchases during the third quarter of 2011.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 8, 2011	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer
(Principal Executive Officer)

November 8, 2011	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)