Form 10-K
period 2011-12-31
SIERRA BANCORP
filed 2012-03-12
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

☑ Yes ☐ No

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

☐ Yes ☑ No

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $120 million, based on the closing price reported to the registrant on that date of $11.32 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of January 31, 2012 was 14,101,609.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2012 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Item 1. Business

General

The Company

Sierra Bancorp (the “Company”), headquartered in Porterville, California, is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001. The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s main source of revenue is dividends paid by the Bank. The expenditures of the Company, including but not limited to the cost of servicing debt, audit costs, shareholder expenses, and the payment of dividends to shareholders, if and when declared by our Board of Directors, are paid from cash on hand at the holding company, as might be supplemented from time to time with dividends remitted to the Company by the Bank.

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

At December 31, 2011, the Company had consolidated assets of $1.335 billion, gross loans of $759 million, deposits of $1.086 billion and shareholders’ equity of $169 million. The Company’s liabilities include $31 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

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

Our primary products and services are related to the business of lending money and accepting deposits. The Bank’s lending activities include real estate, commercial (including small business), agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. We also employ real estate lending specialists who are responsible for a complete line of construction loans for residential and commercial development, permanent mortgage loans, land acquisition and development loans, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs. As of December 31, 2011, the percentage of our total loan and lease portfolio for each of the principal areas in which we directed our lending activities was as follows: (i) loans secured by real estate (76.2%); (ii) commercial and industrial loans (including SBA loans) (15.8%); (iii) consumer loans (4.8%); (iv) direct finance leases (0.9%); and (v) agricultural production loans (2.3%). Real estate loans and related activities generated total revenue of $36.1 million in 2011 and $40.8 million in 2010. Interest, fees, and loan sale income on real-estate secured loans totaled approximately 49% of our total interest and other income for 2011 and 50% in 2010.

In addition to loans, we offer a wide range of deposit products for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts. We have also been in the Certificate of Deposit Account Registry Service (CDARS) network since its inception, and through CDARS are able to offer full FDIC insurance coverage to depositors with balances of up to $50 million. We attract deposits from throughout our market area with direct-mail campaigns, a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and a multitude of alternative delivery channels, and we strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2011 we had 90,400 deposit accounts totaling $1.086 billion, compared to 85,400 deposit accounts totaling $1.052 billion at December 31, 2010.

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

We currently operate 25 full service branch offices throughout our geographic footprint. The Bank’s newest branches opened for business in Selma in February 2011 and Farmersville in March 2010. In January 2011 we closed our first branch ever, in Bakersfield on California Avenue, due to lease issues. The locations of the Bank’s current offices are:

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

In addition to the full-service branch offices listed above, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters. We also have ATM’s at all branch locations, and offsite ATM’s at six different non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our customers with surcharge-free access to over 35,000 ATMs across the nation, and our customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse EFT network. To ensure that account access preferences are addressed for all of our customers, we operate an internet branch which provides the ability to open deposit accounts and submit certain loan applications online, offer an online banking option with bill-pay and mobile banking capabilities, maintain a customer service center that is accessible by toll-free telephone during business hours, and provide an automated telephone banking system that is accessible 24 hours a day, seven days a week. We offer a multitude of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and automated payroll services for business customers.

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

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California in general, and specifically in many of our market areas, is highly competitive with respect to virtually all products and services. The industry continues to consolidate, particularly with the relatively large number of FDIC-assisted takeovers of failed banks and other acquisitions of troubled banks in recent years. There are also many unregulated companies competing for business in our markets with financial products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries, and provide customers with meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2011 FDIC market share data for the combined four counties within which the Company operates, namely Tulare, Kern, Fresno, and Kings counties, the largest portion of deposits belongs to Bank of America (21.8%), followed closely by Wells Fargo (19.7%). The next highest deposit market share drops down to 6.24% for Union Bank, and the four institutions after that, including Bank of the Sierra, all have market share percentages tightly grouped between 5% and 6%. Bank of the Sierra ranks seventh on the 2011 market share list with 5.2% of total deposits in the referenced four-county area. In Tulare County, however, where the Bank was originally formed, we rank first for total number of branch locations (12, including our online branch), and second for deposit market share with 19.9% of total deposits, just slightly below Bank of America’s 20.2%. The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we typically arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet-based companies. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to offer services that previously were considered traditional banking products, and we have witnessed increased competition from specialized companies, including those that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition is also impacted by federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, enacted in 2000, made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, which further intensified competitive conditions.

For years we have countered rising competition by offering a broad array of products, with accommodative policies that allow flexibility in structure and term that cannot always be matched by our competitors. We also offer our customers community-oriented, personalized service, and rely on local promotional activity and personal contacts by our officers, directors, employees, and shareholders. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. As noted above, layered onto our traditional personal-contact banking philosophy are technology-driven initiatives that improve customer access and convenience.

Employees

As of December 31, 2011 the Company had 309 full-time and 93 part-time employees. On a full time equivalent basis staffing stood at 383 at December 31, 2011, down from 390 at December 31, 2010.

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of certain statutes, regulations and regulatory guidance affecting the Company and the Bank. This summary is not intended to be a complete explanation of such statutes, regulations and guidance and their effects on the Company and the Bank and is qualified in its entirety by such statutes, regulations and guidance, all of which are subject to change in the future.

Regulation of the Company Generally

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol BSRR, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s common stock, and short swing profits rules promulgated by the SEC, under Section 16 of the Exchange Act; and certain additional reporting requirements for principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 30, 2011, the Company is classified as an “accelerated filer” for purposes of its Exchange Act filing requirements. In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and related interpretative guidance with respect to affiliate transactions. This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates. In addition, we must comply with the Federal Reserve Act and Regulation O issued by the Federal Reserve Board, which require that loans and extensions of credit to our executive officers, directors and principal shareholders, or any company controlled by any such persons, shall, among other conditions, be made on substantially the same terms and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with non-insiders.

Regulations and policies of the Federal Reserve Board require a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks. It is the Federal Reserve Board’s policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to a subsidiary bank during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting a subsidiary bank. Under certain conditions, the Federal Reserve Board may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve Board also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

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

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks and/or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, including the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities, and disallowed deferred tax assets. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) qualifying trust preferred securities up to a specified limit as discussed below. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualify as Tier 2 capital is limited to 100% of Tier 1 capital.

In March 2005, the Federal Reserve Board adopted a final rule allowing bank holding companies to continue to include trust preferred securities in their Tier 1 capital. The amount that can be included is limited to 25% of core capital elements, net of goodwill less any associated deferred tax liability. As of December 31, 2011, TRUPS made up approximately 16% of the Company’s Tier 1 capital. In addition, since the Company had less than $15 billion in assets when its TRUPS were issued, under the Dodd-Frank Act the Company can continue to include those TRUPS in Tier 1 capital to the extent permitted by FRB guidelines. See “Dodd-Frank Wall Street Reform and Consumer Protection Act” below.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution’s operations for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2011 and 2010, Bank-only Total Risk-Based Capital Ratios were 20.89% and 19.31%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were 19.63% and 18.04%, respectively. As of December 31, 2011 and 2010, the consolidated Company’s Total Risk-Based Capital Ratios were 21.72% and 20.33%, respectively, and its Tier 1 Risk-Based Capital Ratios were 20.46% and 19.06%, respectively.

The FDIC and the Federal Reserve Board have also established guidelines for a financial institution’s leverage ratio, defined as Tier 1 capital to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are typically required to maintain a leverage ratio of at least 4% to 5%; however, federal regulations also provide that financial institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when an institution’s particular circumstances warrant. Bank-only leverage ratios were 13.53% and 13.07% on December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the consolidated Company’s leverage ratios were 14.11% and 13.84%, respectively.

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

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). As of December 31, 2011 and 2010, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes. A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank affecting the financial industry are now either effective or are in the proposed rule or implementation stage:

  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit insurance coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;
  authorization for financial institutions to pay interest on business checking accounts, as a result of which the Company began to pay interested on a limited number of business checking accounts in August, 2011;
  changes in the calculation of FDIC deposit insurance assessments, such that the assessment base is no longer the institution’s deposit base, but instead, is its average consolidated total assets less its average tangible equity, as a result of which smaller banks are now paying proportionately less, and larger banks proportionately more, of the aggregate insurance assessments;
  the requirement that interchange fees by debit card issuers be reasonable and proportional to the cost incurred, which does not apply directly to banks with less than $10 billion in assets but may nonetheless affect smaller banks due to competitive factors;
  the creation of a Bureau of Consumer Financial Protection within the Federal Reserve (discussed below) with centralized responsibility for consumer protection;
  provisions that affect corporate governance and executive compensation at most publicly-traded companies in the United States, including proxy access requirements for shareholders, non-binding shareholder votes on executive compensation, the establishment of an independent compensation committee, and executive compensation disclosures and compensation claw-backs;
  the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, and the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions (which exceptions enable the Company’s trust preferred securities to remain eligible as Tier 1 capital);
  codification of the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
  expansion of restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;
  the elimination of remaining barriers to de novo interstate branching by banks; and
  enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”).

Dodd-Frank also contains a number of additional provisions which should not directly impact the Company, such as the prohibition against charter conversions for troubled institutions; the elimination of the Office of Thrift Supervision and the transfer of oversight of thrift institutions and their holding companies to the Office of the Comptroller of the Currency or the FDIC and the Federal Reserve; the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program; the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; and the establishment of enhanced prudential standards for risk-based capital, leverage limits, stress testing, liquidity, risk management, and concentration/credit exposure limits for institutions with total consolidated assets of $50 billion or more. However, some of these provisions could have an indirect impact due to their influence on the industry generally.

Because many of the regulations related to Dodd-Frank have not yet been issued or fully implemented, the statute’s effect on the financial services industry in general, and on the Company in particular, is uncertain at this time. However, it is expected that certain provisions of Dodd-Frank may significantly impact our operations and compliance costs, such as changes in FDIC assessments, the permitted payment of interest on demand deposits, and projected enhanced consumer compliance requirements. Our management is actively reviewing the provisions of Dodd-Frank and assessing its probable impact on our business, financial condition, and results of operations. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We generally anticipate that changes required by Dodd-Frank will impact our profitability and business practices to some extent, and that we may be required to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. However, financial institutions like Bank of the Sierra with assets of less than $10 billion are exempted from the cost of this increase. In addition, because of lower expected losses over the next five years and the additional time provided by Dodd-Frank to meet the minimum DRR, the FDIC eliminated the uniform 3 basis point increase in assessment rates that was previously scheduled to go into effect on January 1, 2011. Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008, and extended unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012. Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution’s total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates, which also became effective April 1, 2011. The revised assessment rates are lower than prior rates, but the assessment base is larger and approximately the same amount of assessment revenue will be collected by the FDIC as under the previous structure.

To help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, in November 2009 the FDIC adopted a final rule to require insured institutions to prepay, on December 31, 2009, their estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Our prepaid assessment, a non-earning asset, was $2.7 million as of December 31, 2011. Until such time as our prepaid FDIC assessment is fully utilized, our accounting offset for FDIC assessment expense is the prepaid account rather than cash.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recent levels. Any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but is currently 0.66 basis points of insured deposits. These assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank was last examined for CRA compliance in late 2010, and received a “satisfactory” CRA Assessment Rating as a result of that exam.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999 (the “Financial Modernization Act”), imposed requirements on financial institutions with respect to consumer privacy. Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The Financial Modernization Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to prescribe standards for the security of consumer information, and requires financial institutions to disclose their privacy policies to consumers annually.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve's Regulation E (which was updated effective January 2010 with an mandatory compliance date of July 1, 2010), governs transfers initiated through automated teller machines (ATMs), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.

Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The procedural changes and fee adjustments necessitated by these regulatory changes resulted in decreased overdraft income in 2011 and could have a further adverse impact on the Company’s non-interest income in the future.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements: making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law which says loans shouldn’t be made to people unable to repay them, unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Company does not engage in predatory lending and thus does not expect these rules and potential state action in this area to have any impact on its financial condition or results of operations.

Consumer Financial Protection and Other Consumer Laws and Regulations

Dodd-Frank created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a “consumer financial product or service” and has rulemaking, examination, and enforcement powers over financial institutions. With respect to primary examination and enforcement authority of financial entities, however, the CFPB's authority is limited to institutions with assets of $10 billion or more. Existing regulators retain this authority over institutions with assets of $10 billion or less, such as the Bank.

The powers of the CFPB currently include:

  The ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service.
  Primary enforcement and exclusive supervision authority with respect to federal consumer financial laws over “very large” insured institutions with assets of $10 billion or more. This includes the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets.
  The ability to require reports from institutions with assets under $10 billion, such as First Midwest, to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets.
  Examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as the Bank. Specifically, a CFPB examiner may be included on a sampling basis in the examinations performed by the institution's primary regulator.

The CFPB officially commenced operations on July 21, 2011 and engaged in several activities throughout the remainder of the year including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

Some uncertainty has arisen related to confidential treatment and privilege and the CFPB's ability to require reports from financial institutions. Banks currently have express legal protection that gives them the confidence and legal certainty to provide confidential “privileged” documents at the request of the federal banking agencies, and the current law provides that a bank does not “waive” confidentiality and risk disclosure of the information to an outside party, potentially involved in litigation with the bank, by providing the information to its regulator. The CFPB does not have the same express statutory protections relating to privilege that the other banking agencies are given. The full extent of the CFPB’s authority and potential impact on the Bank is unclear at this time, but the Bank continues to monitor the CFPB’s activities on an ongoing basis.

The Bank is already subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

  govern disclosures of credit terms to borrowers who are consumers;
  require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligations in meeting the housing needs of the communities it serves;
  prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;
  govern the use and provision of information to credit reporting agencies; and
  govern the manner in which consumer debts may be collected by collection agencies.

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

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to the market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted in October 2008. In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.

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

The EESA also established a Temporary Liquidity Guarantee Program (“TLGP”) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The Company is currently participating in the transaction account guarantee program. This program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012, and all financial institutions are required to participate in this extended guarantee program. For non-interest bearing transaction deposit accounts, a 10 basis point annual FDIC insurance premium surcharge was applied to deposit amounts in excess of $250,000 through December 31, 2009, and a risk-based surcharge of between 15 and 25 basis points was applied beginning January 1, 2010.

Interstate Banking and Branching

The Riegle Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches. In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act. A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state. However, California law expressly prohibits an out-of-state bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office, or (ii) establishing a de novo branch in California. It appears that the Interstate Banking Act and related California laws have contributed to the accelerated consolidation of the banking industry and increased competition, with many large out-of-state banks having entered the California market as a result of this legislation.

USA Patriot Act of 2001

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The Patriot Act also requires all financial institutions to establish anti-money laundering programs. The Bank expanded its Bank Secrecy Act Compliance Department and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act, and also implemented systems and procedures to identify suspicious banking activity and report any such activity to the Financial Crimes Enforcement Network.

Sarbanes-Oxley Act of 2002

The Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and accelerated share transaction reporting for executive officers, directors and 10% shareholders. In addition, Sarbanes-Oxley increased penalties for non-compliance with the Exchange Act. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules.

Commercial Real Estate Lending Concentrations

In December 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (“CRE”) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforced existing regulations and guidelines for real estate lending and loan portfolio management. Highlights of the Guidance include the following:

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
  As part of the ongoing supervisory monitoring processes, the agencies use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Bank believes that the Guidance is applicable to it, as it has a relatively high level concentration in CRE loans. The Bank and its board of directors have discussed the Guidance and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the Guidance.

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

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced, and remains at subdued or recessionary levels in many parts of the Country. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.

As a result of these financial and economic crises, many lending institutions, including our company, have experienced significant declines in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. Our total nonperforming assets stood at $71.5 million at December 31, 2011, relative to $66.6 million at December 31, 2010 and $72.6 million at December 31, 2009, representing 9.23%, 8.07%, and 7.98% of total gross loans and foreclosed assets at December 31, 2011, 2010 and 2009, respectively.

The California economy has been particularly hard hit, and the economic decline has been a major factor leading to the significant increase in the Company’s nonperforming assets and loan charge-offs since the end of 2007. Unemployment levels have always been relatively high in the San Joaquin Valley and in Tulare County, which is our geographic center and the base of our agriculturally oriented communities, but recessionary conditions pushed the unemployment rate to exceptionally high levels in recent years. The unemployment rate for Tulare County reached a high of 19.1% during the current economic cycle, in March of 2010. It was 16.2% in December 2011, down slightly from 17.7% in December 2010 and 17.1% in December 2009, but still well above the 11.1% aggregate unemployment rate for California as of December 2011.

Although there are indications of improving economic conditions nationally, certain sectors, such as real estate, remain weak and unemployment remains high, especially in our local markets. The state government, most local governments, and many businesses are still experiencing difficulties due to lower consumer spending and the lack of liquidity in the credit markets. In addition, the values of the real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Further negative market developments may also continue to adversely affect consumer confidence levels and payment patterns, which could cause delinquencies and default rates to remain at high levels.

If business and economic conditions do not improve generally or in the principal markets in which we do business, the prolonged economic weakness could have one or more of the following adverse effects on our business:

•	a continued lack of demand for loans, or other products and services offered by us;
•	a continued decline in the value of our loans or other assets secured by residential or commercial real estate;
•	a decrease in deposit balances due to increased pressure on the liquidity of our customers;
•	an impairment of our investment securities; or
•	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses, which would reduce our earnings.

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us. While the Company’s current relatively high level of nonperforming assets is comprised mainly of other real estate owned and loans secured by land, lots, and commercial/residential real estate, one of the additions to non-accrual loans during the fourth quarter of 2011 was a sizeable agricultural-related real estate loan. In previous years, difficulties experienced by the agricultural industry in our market areas were the primary driver behind high levels of nonperforming assets. This is due to the fact that a considerable portion of our total loan portfolio consists of loans to borrowers either directly or indirectly involved in the agricultural industry. A great number of our borrowers may not be individually directly involved in agriculture, but many of the jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, and numerous other factors. The ripple effect of any resulting drop in commodity prices can depress land prices, lower borrower income, and decrease collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout the San Joaquin Valley. Another potential looming issue that could have a major impact on the agricultural industry involves water distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Concentrations of real estate loans could subject us to increased risks in the event of a prolonged real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2011, 76% of our loan portfolio consisted of loans secured by real estate. Balances secured by commercial buildings and construction and development loans represented 57% of all real estate loans, while loans secured by residential properties accounted for 33%, and loans secured by farmland were 10% of real estate loans. The Company’s $71.5 million balance of nonperforming assets at December 31, 2011 included $15.4 million in foreclosed assets, primarily other real estate owned (OREO) consisting of vacant land, lots, and residential properties. Nonperforming loans totaling $56.1 million comprised the remainder of the nonperforming assets, and $46.1 million of that balance was in nonperforming real estate loans.

The Central Valley residential real estate market experienced significant deflation in property values during 2008 and 2009, with little change from recessionary lows in 2010 and 2011, and foreclosures have occurred at relatively high rates since the beginning of the recession. If residential real estate values slide further, and/or if this weakness further impacts commercial real estate values, the Company’s nonperforming assets could increase from current levels. Such an increase could have a material adverse effect on our financial condition and results of operations by reducing our income, increasing our expenses, and leaving less cash available for lending and other activities. As noted above, the primary collateral for many of our loans consists of commercial real estate properties, and continued deterioration in the real estate market in the areas the Company serves would likely reduce the value of the collateral for many of our loans and could negatively impact the repayment ability of many of our borrowers. It might also reduce further the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, banking regulators now give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market, and related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized. Any increase in our allowance for loan losses would adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures such as earnings per share.

Our concentrations of commercial real estate, construction and land development, and commercial and industrial loans expose us to increased lending risks. Commercial real estate, construction and land development, and commercial and industrial loans and leases, including agricultural production loans but not including SBA loans, comprised approximately 60% of our total loan portfolio as of December 31, 2011, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a significantly greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2011, we had $123 million or 16% of total loans in commercial loans and leases, including agricultural production loans but not including SBA loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flow of the borrower and secondarily on any underlying collateral provided by the borrower. The borrower’s cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things. Accordingly, the repayment of commercial loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition. Our nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we expect that our nonperforming loans will continue at relatively high levels, which will negatively impact earnings and could have a substantial adverse impact if conditions deteriorate further. We do not record interest income on non-accrual loans, thereby adversely affecting our level of interest income. Additionally, our non-interest expense has increased due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets subsequent to reappraisals reflecting lower values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a normal operating environment. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in write-downs or losses. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Decreases in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to performance of their other responsibilities. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

We may experience loan and lease losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We maintain an allowance for estimated loan and lease losses in our accounting records, based on estimates of:

•	historical experience with our loans;
•	evaluation of economic conditions;
•	regular reviews of the quality, mix and size of the overall loan portfolio;
•	a detailed cash flow analysis for nonperforming loans;
•	regular reviews of delinquencies; and
•	the quality of the collateral underlying our loans.

We maintain our allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio at a given date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there are loans in the portfolio that could result in losses but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses, based on their judgment, which may be different from that of our management. Any such increase in the allowance required by the FDIC or the DFI could also hurt our business.

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

Our expenses could increase as a result of increases in FDIC insurance premiums. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below 1.35%. Bank failures during the current economic cycle depleted the deposit insurance fund balance, which was in a negative position from the end of 2009 until the second quarter of 2011. The balance had increased to only $7.8 billion with a resulting reserve ratio of 0.12% at September 30, 2011. The FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopted a new assessment base and established new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009 and required the prepayment of three years of FDIC insurance premiums at the end of 2009. The prepayments were designed to help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, but it is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. Any further significant premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. Competition in the banking industry in the markets we serve may limit our ability to continue to attract and retain banking customers. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet. New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt. The financial services industry is constantly undergoing technological change, with the frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to respond to the needs of our clients by using technology to provide desired products and services and create additional efficiencies within our operations. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

If our information systems were to experience a system failure or a breach in security, our business and reputation could suffer. We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, and network infrastructure from physical damage due to fire, power loss, telecommunications failure or a similar catastrophic event. In addition, we must be able to protect against unauthorized system breaches that could jeopardize the security of customer information and other proprietary data. We have protective measures in place to prevent or limit the effect of the failure, interruption or security breach of our information systems and will continue to implement security technology and monitor and update operational procedures to prevent such damage. However, if such failures, interruptions or security breaches were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Recently enacted and potential further financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Dodd-Frank is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented by the various regulatory agencies and through regulations, the full extent of the impact these requirements will have on our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	an increase in the cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation of our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations;
•	a material negative impact on our cost of funds when market interest rates increase, if pursuant to the authorization for financial institutions to pay interest on business checking accounts we decide to offer such a product on a broad scale for competitive reasons;
•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we charge;
•	a potential increase in competition due to the elimination of remaining barriers to de novo interstate branching; and
•	the limitation of our ability to raise new capital through the use of trust preferred securities, as any new issuances of these securities are not includible as Tier 1 capital.

Further, we may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under the Dodd-Frank Act, which may negatively impact results of operations and financial condition.

Additionally, we cannot predict whether there will be additional laws or reforms that would affect the U.S. financial system or financial institutions, when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by the soundness of other financial institutions. Our ability to engage in routine funding transactions could be adversely affected by the actions and liquidity of other financial institutions. Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. In addition, that credit risk may be exacerbated when collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition or results of operations.

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

In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments as they adjust upward. Accordingly, changes in market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations, and cash flows.

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

We are exposed to risk of environmental liabilities with respect to properties to which we obtain title. Approximately 76% of our loan portfolio at December 31, 2011 was secured by real estate. In the normal course of business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase our interest expense. All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions were allowed to offer interest on demand deposits to compete for clients. Because of the current low interest rate environment, the rates offered by competing financial institutions have not posed a competitive threat to our business. However, in the event of rising interest rates or irrational competition, our interest expense will increase and our net interest margin will decrease if we actively market an interest-bearing demand deposit account to attract additional customers or retain current customers, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock at times or at prices you find attractive. The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our common stock price in the future are:

•	actual or anticipated fluctuations in our reported operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	acquisitions of other banks or financial institutions, through FDIC-assisted transactions or otherwise;
•	actions by shareholders;
•	fluctuations in the stock price, trading volumes, and operating results of our competitors;
•	general market conditions and, in particular, market conditions for the financial services industry;
•	fluctuations in the stock prices and/or operating results of our competitors;
•	proposed or adopted regulatory changes or developments;
•	formal regulatory action against us;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and
•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in recent years. As a result, the market price of our common stock has been, and could continue to be, volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock also depends on many other factors which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified elsewhere in this report. The capital and credit markets have been experiencing volatility and disruption for several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to the issuers’ underlying financial strength.

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

The Company relies heavily on the payment of dividends from the Bank. Other than $5.4 million in cash available at the holding company level at December 31, 2011, the Company’s ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to the Company, as it has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4%. If (i) any of these required ratios are increased; (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This will reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, in some cases, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid and their frequency and amount will also depend on the financial condition and performance of the Bank, and the discretion of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth below under “Dividend Policy.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

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

Your investment may be diluted because of the ability of management to offer stock to others and stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 24,000,000 shares of common stock, and as of December 31, 2011 we had 14,101,609 shares of our common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts management’s ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. In addition, when our directors, executive officers and key employees exercise any of their stock options, your ownership in the Company will be diluted. As of December 31, 2011, there were outstanding options to purchase an aggregate of 810,020 shares of our common stock with an average exercise price of $14.97 per share. At the same date there were an additional 871,920 shares available for grant under our 2007 Stock Incentive Plan.

Shares of our preferred stock issued in the future could have dilutive and other effects on our common stock. Our Articles of Incorporation authorize us to issue 10,000,000 shares of preferred stock, none of which is presently outstanding. Although our Board of Directors has no present intent to authorize the issuance of shares of preferred stock, such shares could be authorized in the future. If such shares of preferred stock are made convertible into shares of common stock, there could be a dilutive effect on the shares of common stock then outstanding. In addition, shares of preferred stock may be provided a preference over holders of common stock upon our liquidation or with respect to the payment of dividends, in respect of voting rights or in the redemption of our common stock. The rights, preferences, privileges and restrictions applicable to any series or preferred stock would be determined by resolution of our Board of Directors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. Properties

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, in a 37,000 square feet, three-story office building of which the Company is sole occupant. The Company purchased this office building in December 2011 in a cash transaction, from parties unrelated to the Company. The Company’s main office is located at 90 N. Main Street, Porterville, California, adjacent to its administrative headquarters, and it consists of a one-story brick building that sits upon unencumbered property owned by the Company. The Company also owns unencumbered property on which 14 of its other offices are located, namely the following branches: Porterville West Olive, Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, and Visalia Mooney. The remaining branches are all leased from unrelated parties. In addition, the Company operates a technology center in Porterville which consists of approximately 12,000 square feet in a freestanding single-story building that is leased from unrelated parties, and the Bank has eight remote ATM locations leased from unrelated parties. While limited branch expansion is planned over the course of the next few years, management believes that existing back office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

	Sale Price of the Company’s		Approximate
Calendar	Common Stock (per share)		Trading Volume
Quarter Ended	High	Low	In Shares
March 31, 2010	$13.73	$7.18	1,898,909
June 30, 2010	$14.12	$11.49	1,871,420
September 30, 2010	$12.50	$10.81	1,605,491
December 31, 2010	$13.10	$10.06	1,916,775
March 31, 2011	$11.20	$10.38	1,444,602
June 30, 2011	$11.73	$10.58	1,233,723
September 30, 2011	$11.70	$8.47	1,499,721
December 31, 2011	$11.49	$8.51	1,744,827

(b) Holders

As of February 7, 2012 there were approximately 4,176 shareholders of the Company’s Common Stock. Per our stock transfer agent there were 577 registered holders of record, and per Broadridge, an investor communication company, there were approximately 3,599 beneficial holders with shares being held under a street name on that date, including “objecting beneficial owners” whose names and addresses are unavailable.

(c) Dividends

The Company paid cash dividends totaling $3.4 million, or $0.24 per share in 2011, and $2.9 million, or $0.24 per share in 2010, representing 43% of annual net earnings for dividends paid in 2011 and 40% in 2010. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. While many of our peers have elected to suspend dividend payments, at least temporarily, the Company’s Board has concluded that a certain level of dividend should be maintained as long as our core operating performance remains adequate and policy or regulatory restrictions do not preclude such payments. That said, in an effort to conserve capital in an uncertain environment and maintain a rational dividend payout ratio, our quarterly per-share dividend was reduced in 2009 and lowered again in 2010. While we maintained a consistent level of quarterly dividends in 2011, no assurance can be given that our financial performance in any given year will justify the continued payment of a cash dividend. As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon current levels of cash on hand, as supplemented by dividends it might receive from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors at that time. The power of the Bank’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2011, with respect to options outstanding and available under our 2007 Stock Incentive Plan and the now-terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	810,020	$14.97	871,920

(e) Performance Graph

The following is a five-year performance graph comparing the total cumulative shareholder return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion (asset size) Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2006 and reinvestment of dividends:

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Sierra Bancorp	100.00	86.76	75.61	28.49	40.91	34.31
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77
SNL Bank	100.00	77.71	44.34	43.88	49.17	38.08

Source : SNL Financial LC, Charlottesville, VA

(f) Stock Repurchases

The Company has a non-expiring stock repurchase program that became effective July 1, 2003, under which all share repurchases are executed in accordance with SEC Rule 10b-18. Of the aggregate 1,250,000 shares authorized for repurchase since the effective date of the plan, there were 100,669 shares remaining available for repurchase as of December 31, 2011. There were no stock repurchases during the fourth quarter of 2011.

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2011 and 2010, and for each of the years in the three year period ended December 31, 2011, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data presented for earlier years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data
(Dollars in thousands, except per share data)
	As of and for the years ended December 31,

Income Statement Summary	2011	2010	2009	2008	2007
Interest income	$58,614	$63,831	$70,146	$77,938	$87,816
Interest expense	$5,657	$7,649	$12,177	$21,329	$31,435
Net interest income before provision for
loan losses	$52,957	$56,182	$57,969	$56,609	$56,381
Provision for loan losses	$12,000	$16,680	$21,574	$19,456	$3,252
Non-interest income	$14,646	$17,861	$17,279	$15,987	$14,635
Non-interest expense	$47,259	$50,234	$44,138	$35,859	$35,981
Income before provision for income taxes	$8,344	$7,129	$9,536	$17,281	$31,783
Provision for income taxes	$564	$(234)	$608	$3,868	$10,761
Net Income	$7,780	$7,363	$8,928	$13,413	$21,022

Balance Sheet Summary
Total loans, net	$740,929	$783,601	$859,875	$929,629	$909,312
Allowance for loan losses	$(17,283)	$(21,138)	$(23,715)	$(15,094)	$(12,276)
Securities available for sale	$406,471	$331,730	$278,168	$243,413	$184,917
Cash and due from banks	$63,036	$42,435	$66,234	$46,010	$44,022
Federal funds sold	$-	$210	$-	$5,500	$-
Foreclosed Assets	$15,364	$20,691	$25,654	$7,127	$556
Premises and equipment, net	$20,721	$20,190	$20,069	$19,280	$18,255
Total Interest-Earning assets	$1,185,647	$1,137,805	$1,194,700	$1,200,603	$1,109,600
Total Assets	$1,335,405	$1,286,571	$1,335,549	$1,326,292	$1,233,735
Total Interest-Bearing liabilities	$852,308	$860,944	$953,156	$974,177	$874,393
Total Deposits	$1,086,268	$1,052,274	$1,125,432	$1,061,498	$850,147
Total Liabilities	$1,166,841	$1,126,974	$1,201,069	$1,219,492	$1,134,271
Total Shareholders' Equity	$168,564	$159,597	$134,480	$106,800	$99,464
Per Share Data
Net Income Per Basic Share	0.55	0.61	0.86	1.40	2.17
Net Income Per Diluted Share	0.55	0.60	0.86	1.37	2.09
Book Value	11.95	11.42	11.57	11.04	10.39
Cash Dividends	0.24	0.24	0.40	0.68	0.62
Weighted Average Common Shares Outstanding Basic	14,036,667	12,109,717	10,343,502	9,607,184	9,700,048
Weighted Average Common Shares Outstanding Diluted	14,085,201	12,192,345	10,415,084	9,779,657	10,044,915
Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	4.73%	5.16%	7.56%	12.86%	22.28%
Return on Average Assets (2)	0.59%	0.56%	0.68%	1.05%	1.74%
Net Interest Spread (tax-equivalent) (3)	4.41%	4.72%	4.74%	4.52%	4.45%
Net Interest Margin (tax-equivalent)	4.59%	4.90%	5.00%	4.98%	5.28%
Dividend Payout Ratio (4)	43.29%	39.86%	46.76%	48.73%	28.64%
Equity to Assets Ratio (5)	12.37%	10.82%	9.03%	8.12%	7.79%
Efficiency Ratio (tax-equivalent)	67.67%	66.64%	57.69%	48.73%	49.36%
Net Loans to Total Deposits at Period End	68.21%	74.47%	76.40%	87.58%	106.96%
Asset Quality Ratios:
Non-Performing Loans to Total Loans	7.39%	5.70%	5.31%	3.15%	0.98%
Non-Performing Assets to Total Loans and
Other Real Estate Owned	9.23%	8.07%	7.98%	3.87%	1.04%
Net Charge-offs (recoveries) to Average Loans	2.06%	2.26%	1.40%	1.79%	0.28%
Allowance for Loan Losses to
Net Loans at Period End	2.33%	2.70%	2.76%	1.62%	1.35%
Allowance for Loan Losses to Non-Performing Loans	30.80%	46.00%	50.49%	50.67%	135.62%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	14.11%	13.84%	11.91%	9.92%	10.22%
Tier 1 Capital to Total Risk-weighted Assets	20.46%	19.06%	15.41%	12.34%	12.11%
Total Capital to Total Risk-weighted Assets	21.72%	20.33%	16.67%	13.59%	13.33%

(1) Net income divided by average shareholders' equity
(2) Net income divided by average total assets
(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities
(4) Total dividends paid divided by net income
(5) Average equity divided by average total assets

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2011 and December 31, 2010, and the results of operations for each of the years in the three-year period ended December 31, 2011. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan losses, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Loan Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 2 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the fair value of the Company and for which it has been determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis; and equity-based compensation, which is discussed in greater detail in Note 2 to the consolidated financial statements contained herein. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Summary of Performance

There are signs of improvement in the national economy and in certain regions of California, but the economy in our market areas remains under considerable stress. In fact, recessionary conditions have led to higher credit costs, declining loan balances, and associated earnings pressures at the Company for the past four years. Industry-wide regulatory pressures on certain components of non-interest income have exacerbated the negative impact of economic conditions on our financial performance. The Company recognized net income of $7.780 million in 2011 relative to $7.363 million in 2010, representing the first year-over-year increase in net income since 2007 but still well below levels achieved in pre-recession years. Net income per diluted share was $0.55 for 2011, as compared to $0.60 in 2010 and $0.86 in 2009. The Company’s return on average assets was 0.59% and return on average equity was 4.73% in 2011, as compared to 0.56% and 5.16%, respectively in 2010, and 0.68% and 7.56%, respectively for 2009.

The following are major factors impacting the Company’s results of operations in recent years:

•	Net interest income declined by $3.225 million, or 6%, in 2011 relative to 2010, and reflects a decrease of $1.787 million, or 3%, in 2010 relative to 2009. The decline in 2011 is the result of a 31 basis point net interest margin decline partially offset by a $12 million increase in average interest-earning assets, while the decline in 2010 is due to a 10 basis point slide in our net interest margin and an $11 million drop in the average balance of interest-earning assets. Our net interest margin has been negatively impacted in recent years by a shift from average loan balances into lower-yielding investment balances, higher average balances for non-accruing loans and other non-earning assets, lower loan yields resulting from increased competition for quality loans, and a relatively high level of interest reversals on loans placed on non-accrual status.

•	Our provision for loan losses was $12.000 million in 2011, which is lower than in the three prior years but still much higher than in pre-recession years. Our loan loss provision was $16.680 million in 2010 and $21.574 million in 2009. In 2011 and 2010, the loan loss provision was utilized to establish specific reserves for impaired loans that migrated into impaired status, replenish reserves subsequent to loan charge-offs, and build general reserves for performing loans due to higher historical loss factors. The principal reason for the relatively high loan loss provision in 2009 was a rising level of impaired loans requiring greater specific reserves.

•	Non-interest income declined by $3.215 million, or 18%, in 2011 relative to 2010, but increased by $582,000, or 3%, in 2010 over 2009. A lower level of gains on the sale of investments, an other-than-temporary impairment charge recorded on equity investment securities, and a sizeable drop in overdraft fee income were the primary contributors to the decline in 2011, although those negative factors were partially offset by a lower net loss on the sale of OREO. For 2010, a higher level of losses on the sale of OREO and a lower level of deposit service charges had an unfavorable impact on the level of non-interest income relative to the prior year, but these negatives were more than offset by an increase in gains on the sale of investment securities, a higher level of check card interchange fees, and a lower level of pass-through losses on our low-income housing tax credit investments.

•	Operating expense declined by $2.975 million, or 6%, in 2011 relative to 2010, but increased by $6.096 million, or 14%, in 2010 relative to 2009. The decline in 2011 is mainly due to a lower level of OREO write-downs and OREO operating expense, as well as lower FDIC assessments. The majority of the increase in 2010 was in OREO write-downs, OREO operating expense and compensation expense, which were partially offset by a drop in FDIC costs.

•	The Company had a tax provision of $564,000, or 7% of pre-tax income in 2011, but we experienced a negative income tax provision in 2010. The higher tax accrual in 2011 is primarily the result of a drop in tax-exempt BOLI income, and an increase in taxable income relative to the Company’s available tax credits. The negative provision in 2010 was the result of a high level of tax credits relative to our tax liability. Tax credits include those related to investments in low-income housing tax credit funds, as well as enterprise zone credits.

The Company’s assets totaled $1.335 billion at December 31, 2011, relative to total assets of $1.287 billion at December 31, 2010. Total liabilities were $1.167 billion at the end of 2011 compared to $1.127 billion at the end of 2010, and we had shareholders’ equity totaling $169 million at December 31, 2011 relative to $160 million at December 31, 2010. The following summarizes key balance sheet changes during 2011:

•	Total assets increased by $49 million, or 4%. Investment securities, fed funds sold, cash, and balances due from banks were up by a combined $95 million, or 25%, but that growth was partly offset by a drop of $42 million, or 5%, in net loan balances, and foreclosed assets were also reduced by a net $5 million, or 26%, in 2011. Runoff in the normal course of business, prepayments, transfers to OREO, and charge-offs have reduced loan balances in recent periods, and weak loan demand from quality borrowers and aggressive competition have hindered the Company’s ability to counteract that contraction.

•	Our allowance for loan and lease losses was $17.3 million as of December 31, 2011, which represents a drop of $3.9 million relative to the balance at December 31, 2010. This contra-asset account is increased by the amount of the loan loss provision, and decreased by the amount of net loan charge-offs. We experienced net charge-offs totaling $15.855 million in 2011. Since a sizeable portion of those charge-offs were against reserves that had been established in prior periods for specifically-identified losses on certain impaired loans, net charge-offs exceeded the $12.000 million provision for loan losses in 2011 and the allowance declined. Our allowance also fell to 2.28% of total loans at December 31, 2011 from 2.62% at December 31, 2010.

•	Nonperforming assets ended 2011 with a balance of $71 million, an increase of $5 million, or 7%, for the year but still well below the peak balance of $80 million reported at September 30, 2009. The balance of non-performing assets had been trending down for most of 2011, but ultimately increased due to some large additions to non-accruing loans in the fourth quarter. The net increase for the year is comprised of a $10 million increase in loans on non-accrual status, partially offset by a $5 million reduction in foreclosed assets. Nonperforming assets also increased as a percentage of total loans plus OREO, to 9.23% at December 31, 2011 from 8.07% at December 31, 2010.

•	Total deposits increased by $34 million, or 3%, during 2011, and non-maturity deposits were up $57 million, or 8%, for the year. Non-maturity deposits increased due in part to aggressive deposit acquisition programs and an intensified focus on business relationships. Total deposits did not increase to the same extent as non-maturity deposits primarily because we have not aggressively pursued the renewal of certain time deposits managed by our Treasury Department.

•	Total shareholders’ equity increased by $9 million, or 6%, during the year. Our capital ratios continued their upward trend during 2011, as well, and as of December 31, 2011 our consolidated total risk-based capital ratio was 21.72%, our Tier 1 risk-based capital ratio was 20.46%, and our Tier 1 leverage ratio was 14.11%.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $52.957 million in 2011, compared to $56.182 million in 2010 and $57.969 million in 2009. This represents declines of 6% in 2011 and 3% in 2010. The level of net interest income depends on several factors in combination, including growth in earning assets and interest-bearing liabilities, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other borrowed money. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

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

Distribution, Rate & Yield	Year Ended December 31,
(dollars in thousands, except per share data)	2011			2010			2009
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
Assets	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Investments:
Federal funds sold/Due from time	$25,930	$68	0.26%	$14,066	$40	0.28%	$10,620	$86	0.81%
Taxable	319,635	8,732	2.73%	239,926	8,016	3.34%	187,212	8,234	4.40%
Non-taxable	73,108	2,834	5.96%	68,858	2,709	6.05%	61,274	2,476	6.22%
Equity	1,508	21	1.39%	1,473	9	0.61%	1,598	66	4.13%
Total Investments	420,181	11,655	3.14%	324,323	10,774	3.77%	260,704	10,862	4.68%
Loans and Leases:(3)
Agricultural	13,847	648	4.68%	10,137	517	5.10%	12,409	631	5.09%
Commercial	104,293	6,224	5.97%	115,188	6,882	5.97%	141,190	8,217	5.82%
Real Estate	553,063	35,970	6.50%	612,001	40,669	6.65%	647,099	44,294	6.85%
Consumer	39,928	3,731	9.34%	50,522	4,377	8.66%	61,726	5,265	8.53%
Direct Financing Leases	6,723	386	5.74%	10,835	612	5.65%	14,835	877	5.91%
Other	50,047	-	0.00%	52,609	-	0.00%	49,067	-	0.00%
Total Loans and Leases	767,901	46,959	6.12%	851,292	53,057	6.23%	926,326	59,284	6.40%
Total Interest Earning Assets (4)	1,188,082	58,614	5.06%	1,175,615	63,831	5.55%	1,187,030	70,146	6.02%
Other Earning Assets	7,735			8,984			9,361
Non-Earning Assets	133,733			134,552			111,560
Total Assets	$1,329,550			$1,319,151			$1,307,951

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$24,707	$137	0.55%	$-	$-	0.00%	$-	$-	0.00%
NOW	179,253	860	0.48%	178,345	1,682	0.94%	116,112	569	0.49%
Savings Accounts	85,568	203	0.24%	70,367	174	0.25%	61,377	167	0.27%
Money Market	132,208	506	0.38%	162,619	914	0.56%	156,110	1,886	1.21%
CDAR's	36,335	199	0.55%	70,661	621	0.88%	137,025	2,204	1.61%
Certificates of Deposit<$100,000	142,753	1,001	0.70%	162,418	1,283	0.79%	121,644	1,843	1.52%
Certificates of Deposit>$100,000	204,185	1,223	0.60%	194,220	1,237	0.64%	203,091	2,136	1.05%
Brokered Deposits	12,986	176	1.36%	10,885	210	1.93%	61,886	1,235	2.00%
Total Interest Bearing Deposits	817,995	4,305	0.53%	849,515	6,121	0.72%	857,245	10,040	1.17%
Borrowed Funds:
Federal Funds Purchased	4	-	0.19%	3	-	0.32%	295	1	0.34%
Repurchase Agreements	2,371	16	0.67%	-	-	0.00%	14,909	35	0.23%
Short Term Borrowings	5,637	39	0.69%	16,044	190	1.18%	20,140	389	1.93%
Long Term Borrowings	15,000	569	3.79%	16,041	604	3.77%	22,000	798	3.63%
TRUPS	30,928	728	2.35%	30,928	734	2.37%	30,928	914	2.96%
Total Borrowed Funds	53,940	1,352	2.51%	63,016	1,528	2.42%	88,272	2,137	2.42%
Total Interest Bearing Liabilities	871,935	5,657	0.65%	912,531	7,649	0.84%	945,517	12,177	1.29%
Non-interest Bearing Demand Deposits	276,363			246,949			229,974
Other Liabilities	16,744			16,917			14,301
Shareholders' Equity	164,508			142,754			118,159
Total Liabilities and Shareholders' Equity	$1,329,550			$1,319,151			$1,307,951

Interest Income/Interest Earning Assets			5.06%			5.55%			6.02%
Interest Expense/Interest Earning Assets			0.48%			0.65%			1.02%
Net Interest Income and Margin(5)		$52,957	4.59%		$56,182	4.90%		$57,969	5.00%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan Fees were $(635,719), $(491,045), and $(109,217) for the years ended December 31, 2011, 2010, and 2009 respectively.
(4)	Non-accrual loans have been included in total loans for purposes of total interest earning assets.
(5)	Represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities between the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance.

Volume & Rate Variances	Years Ended December 31,

(dollars in thousands)	2011 over 2010			2010 over 2009
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$34	$(6)	$28	$28	$(74)	$(46)
Taxable	2,663	(1,947)	716	2,318	(2,536)	(218)
Non-taxable(1)	167	(42)	125	306	(73)	233
Equity	-	12	12	(5)	(52)	(57)
Total Investments	2,864	(1,983)	881	2,647	(2,735)	(88)

Loans and Leases:
Agricultural	189	(58)	131	(116)	2	(114)
Commercial	(651)	(7)	(658)	(1,513)	178	(1,335)
Real Estate	(3,917)	(782)	(4,699)	(2,402)	(1,223)	(3,625)
Consumer	(918)	272	(646)	(956)	68	(888)
Direct Financing Leases	(232)	6	(226)	(236)	(29)	(265)
Other	-	-	-	-	-	-
Total Loans and Leases	(5,529)	(569)	(6,098)	(5,223)	(1,004)	(6,227)
Total Interest Earning Assets	$(2,665)	$(2,552)	$(5,217)	$(2,576)	$(3,739)	$(6,315)

Liabilities
Interest Bearing Deposits:
Demand	$-	$137	$137	$-	$-	$-
NOW	9	(831)	(822)	305	808	1,113
Savings Accounts	38	(9)	29	24	(17)	7
Money Market	(171)	(237)	(408)	79	(1,051)	(972)
CDAR's	(302)	(120)	(422)	(1,067)	(516)	(1,583)
Certificates of Deposit < $100,000	(155)	(127)	(282)	618	(1,178)	(560)
Certificates of Deposit > $100,000	63	(77)	(14)	(93)	(806)	(899)
Brokered Deposits	41	(75)	(34)	(1,018)	(7)	(1,025)
Total Interest Bearing Deposits	(477)	(1,339)	(1,816)	(1,153)	(2,766)	(3,919)
Borrowed Funds:
Federal Funds Purchased	-	-	-	(1)	-	(1)
Repurchase Agreements	-	16	16	(35)	-	(35)
Short Term Borrowings	(123)	(28)	(151)	(79)	(120)	(199)
Long Term Borrowings	(39)	4	(35)	(216)	22	(194)
TRUPS	-	(6)	(6)	-	(180)	(180)
Total Borrowed Funds	(162)	(14)	(176)	(331)	(278)	(609)
Total Interest Bearing Liabilities	(639)	(1,353)	(1,992)	(1,484)	(3,044)	(4,528)
Net Interest Income	$(2,026)	$(1,199)	$(3,225)	$(1,092)	$(695)	$(1,787)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis

As shown above, the volume variance for 2011 relative to 2010 was negative $2.026 million, despite the fact that average interest-earning assets were $12 million higher. The negative volume variance was primarily the result of an unfavorable shift in average earning asset balances. We experienced an $83 million drop in average loans due to declining balances of relatively high-yielding real estate, commercial and consumer loans, and there was a corresponding increase of $96 million in the average balance of investments, including a $12 million increase in overnight fed funds sold and short-term interest-earning deposits in other banks which have yields that are significantly lower than average loan yields. Unfavorable changes in average asset balances were partially countered by positive swings in average liability and equity balances. We experienced movement out of time deposits and wholesale borrowings into lower-cost non-maturity deposits for the comparative years, including a $29 million increase in the average balance of non-interest bearing demand deposits. A $22 million increase in average equity, resulting from our registered direct offering in October 2010 and the addition of net income, also helped reduced our reliance on interest-bearing liabilities and thus helped limit the magnitude of the negative volume variance.

The impact of interest rate changes on net interest income was also negative for 2011 over 2010, with an unfavorable rate variance of $1.199 million. There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 49 basis points lower due primarily to the addition of investment securities in a relatively low-rate environment. Also impacting our yield on earning assets were lower real estate and agricultural loan yields, which declined 15 basis points and 42 basis points, respectively, due to increased competition for quality loans. In contrast to the large drop in our yield on average earning assets, our weighted average cost of interest-bearing liabilities was only 19 basis points lower due primarily to the re-pricing of time deposits at maturity, a drop in the cost of NOW accounts coincidental with runoff in our online-only account balances, and an improving deposit mix. The unfavorable rate variance is magnified by our sizeable net interest position, which is measured as the amount by which the balance of interest-earning assets exceeds interest-bearing liabilities. Our average net interest position was $263 million for 2010, the base period for the rate variance calculation, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Helping offset the negative factors impacting the Company’s rate variance were a $41 million reduction in average interest-bearing liabilities facilitated by increases in average non-interest bearing demand deposits and average equity, and a $3 million drop in the average balance of nonperforming loans. Furthermore, net interest reversals were only $189,000 in 2011 as compared to $566,000 in 2010.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.59% in 2011, a decline of 31 basis points relative to 2010. The principle negative factors impacting our net interest margin in 2011 were a shift from average loan balances into lower-yielding investment balances, and lower loan yields resulting from increased competition for quality loans. Having a favorable effect on our net interest margin were a shift in average balances from higher-cost liabilities into lower-cost non-maturity deposits, a reduced reliance on interest-bearing liabilities, and a drop in average non-accruing loan balances. We expect that our net interest margin could continue to experience slight contraction due to heightened competitive pressures on loan yields, and that effect will be exacerbated if the negative trends in outstanding loan balances and nonperforming loans are not reversed.

For 2010 relative to 2009, net interest income declined due to the fact that average interest-earning assets were $11 million lower and our net interest margin fell by 10 basis points. The principal negative pressures on our net interest margin in 2010 came from a $418,000 increase in net interest reversals and an unfavorable shift in average asset balances. Having a positive impact for the 2010 over 2009 comparison were increases of $25 million in average equity and $17 million in average non-interest bearing demand deposit balances, which reduced our reliance on interest-bearing liabilities.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. These charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred loan losses in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is also impacted by the level of loan charge-offs, since charge-offs affect historical loss factors used in determining general reserves in the allowance and could necessitate reserve replenishment. Net loans charged off in 2011 totaled $15.855 million, relative to $19.257 million in 2010 and $12.953 million in 2009. Charge-offs were higher in 2011 and 2010, because reserves that had been established in previous periods for specifically-identified losses on certain impaired loans were determined to be uncollectible and written off. The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed below under “Allowance for Loan and Lease Losses.” The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company’s loan loss provision, and consequently in our net earnings.

Despite a relatively high level of charge-offs, the Company’s loan loss provision was reduced by $4.680 million, or 28%, in 2011 relative to 2010, and was also reduced by $4.894 million, or 23%, in 2010 relative to 2009, since many of the charge-offs in 2011 and 2010 were against reserves that were already reflected in the allowance at the beginning of those respective years, as noted above. Our loan loss provision in 2011 and 2010 was primarily utilized to provide specific reserves for loans that migrated into impaired status, build general reserves for performing loans due to higher historical loss factors, and replenish reserves subsequent to loan charge-offs. The principal reason for the relatively high loan loss provision in 2009 was a rising level of impaired loans requiring greater specific reserves. The severity of economic challenges has contributed to much higher provisions for the past four years than recorded in prior periods of strong economic growth, due to the negative impact of recessionary conditions on many of our borrowers and the resulting credit challenges in our loan portfolio.

Non-interest Revenue and Operating Expense

The following table sets forth the major components of the Company’s non-interest revenue and operating expense, along with relevant ratios, for the years indicated:

Non-Interest Revenue/Expense
(Dollars in thousands)

	2011	% of Total	2010	% of Total	2009	% of Total
NON-INTEREST REVENUE
Service charges on deposit accounts	$9,543	65.16%	$11,212	62.77%	$11,552	66.86%
Credit card fees	411	2.81%	391	2.19%	417	2.41%
Checkcard fees	2,519	17.20%	2,261	12.66%	1,782	10.31%
Other service charges and fees	2,054	14.02%	2,260	12.65%	2,198	12.72%
Bank owned life insurance income	934	6.38%	1,382	7.74%	1,561	9.03%
Gains on sales of loans	139	0.95%	105	0.59%	81	0.47%
Gain on sales investment securities	1,660	11.33%	2,643	14.80%	1,099	6.36%
Other-than-temporary impairment
losses on equity securities	(1,370)	-9.36%	-	0.00%	-	0.00%
(Loss) on tax credit investment	(885)	-6.04%	(808)	-4.52%	(1,443)	-8.35%
Other	(359)	-2.45%	(1,585)	-8.88%	32	0.19%
Total non-interest income	14,646	100.00%	17,861	100.00%	17,279	100.00%
As a % of average interest-earning assets		1.23%		1.52%		1.46%

OTHER OPERATING EXPENSES
Salaries and employee benefits	20,669	43.74%	20,869	41.54%	18,963	42.96%
Occupancy costs
Furniture and equipment	2,366	5.01%	2,406	4.79%	2,638	5.98%
Premises	4,392	9.29%	4,634	9.23%	4,311	9.77%
Advertising and marketing costs	2,051	4.34%	1,979	3.94%	1,872	4.24%
Data processing costs	1,523	3.22%	1,737	3.46%	1,406	3.19%
Deposit services costs	2,516	5.32%	2,708	5.39%	2,188	4.96%
Loan services costs
Loan processing	1,082	2.29%	765	1.52%	961	2.17%
Other real estate owned	4,880	10.33%	6,168	12.28%	1,827	4.14%
Other operating costs
Telephone and data communications	1,291	2.73%	1,156	2.30%	1,107	2.51%
Postage and mail	576	1.22%	558	1.11%	501	1.13%
Other	886	1.87%	1,059	2.11%	1,040	2.36%
Professional services costs
Legal and accounting	1,719	3.64%	1,276	2.54%	1,537	3.48%
Other professional services costs	2,222	4.70%	3,742	7.45%	4,585	10.39%
Stationery and supply costs	705	1.49%	715	1.42%	675	1.53%
Sundry & tellers	381	0.81%	462	0.92%	527	1.19%
Total other operating expense	$47,259	100.00%	$50,234	100.00%	$44,138	100.00%
As a % of average interest-earning assets		3.98%		4.27%		3.72%
Net non-interest income as a % of average interest-earning assets		-2.75%		-2.75%		-2.6%
Efficiency ratio (tax-equivalent)		67.67%		66.64%		57.69%

The overhead efficiency ratio in the table above represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary gains and losses excluded from the equation. Since total revenue declined by a proportionately greater amount than other operating expense in 2011 (excluding investment gains and other extraordinary items), our efficiency ratio increased by 103 basis points relative to 2010. Our efficiency ratio rose by 895 basis points in 2010 in comparison to 2009, due to a drop in revenue relative to a large increase in operating expense.

The Company’s results reflect a decline of $3.215 million, or 18%, in non-interest income in 2011 relative to 2010, but an increase of $582,000, or 3%, for 2010 relative to 2009. While the primary reasons for these fluctuations are discussed in greater detail below, several items of a non-recurring nature have impacted non-interest income over the past few years. For 2011, those items include a $1.660 million gain on the sale of investment securities, a $1.370 million other-than-temporary impairment charge on equity investment securities, and $451,000 in net losses on the sale of OREO. In 2010, non-recurring items include $2.643 million in gains on investment securities, net losses on the disposition of foreclosed assets totaling $1.536 million, and $238,000 in losses incurred upon the disposition of equipment that was acquired subsequent to the termination of operating leases. In 2009, we had $1.099 million in gains on securities, $204,000 in losses on OREO sales, and a $66,000 recovery on a previously charged-off investment in a title insurance holding company. Total non-interest revenue was 1.23% of average earning assets in 2011, relative to 1.52% in 2010 and 1.46% in 2009.

The principal component of non-interest income, service charges on deposit accounts, fell by $1.669 million, or 15%, in 2011 over 2010. The drop was centered in overdraft income, with returned item and overdraft charges falling by $1.892 million, or 23%, primarily as the result of procedural changes and fee adjustments implemented pursuant to new consumer-focused legislation and updated regulatory guidelines on overdrafts. Partially offsetting the decline in overdraft income in 2011 were increases in fees recently implemented for higher risk deposit accounts, totaling $166,000 in the fourth quarter and $169,000 for the year in 2011. Deposit service charges declined by $340,000, or 3%, in 2010 relative to 2009, since the highest-impact portions of the aforementioned regulatory guidance and legislation became effective in the third and fourth quarters of 2010. The Company’s ratio of service charge income to average transaction account balances was 2.0% in 2011, down from 2.6% in 2010 and 3.3% in 2009.

The next line item under non-interest revenue is credit card fees, which consist primarily of credit card interchange fees. Despite the sale of all credit card balances in 2007, we still receive a portion of the interchange and interest from credit cards issued in our name. Credit card fees increased by $20,000, or 5%, in 2011 relative to 2010, due to an increase in consumer credit card usage, but these fees fell by $26,000, or 6%, in 2010 relative to 2009, due to a drop in usage in a difficult economic environment. Credit card fees were 3% of total non-interest income in 2011, up slightly from 2% in 2010 and 2009.

Check card fees, which represent interchange fees from electronic funds transactions (EFT), increased by $258,000, or 11%, in 2011 over 2010, and also increased by $479,000, or 27%, in 2010 relative to 2009. The increase is from fees earned on incremental cards issued in association with new retail deposit accounts, as well as increased usage per card. Check card fees have been increasing as a percentage of total non-interest revenue, and the rising popularity of point-of-sale transactions leads us to believe that this access channel will likely continue to grow in importance. The number of active check cards now in use by personal and business account holders at the Bank is approximately 47,000, up from about 45,000 at the end of 2010 and 40,000 at the end of 2009.

Other service charges and fees also constitute a large portion of non-interest income, with the principal components consisting of ATM fees from transactions not associated with deposit customers (also referred to as foreign ATM fees), currency order fees, other fees for merchant services, and operating lease income. This category is also where rental income on OREO properties is reflected. Other service charges, commissions, and fees declined by $206,000, or 9%, in 2011 over 2010, due to a drop of $397,000, or 70%, in leasing income resulting from declining operating lease balances, which was partially offset by increases in merchant fees and foreign ATM fees. There was a nominal increase in other service charges and fees in 2010 relative to 2009, due to increases in OREO rental income and merchant fees.

Bank-owned life insurance (BOLI) income declined by $448,000, or 32%, in 2011 relative to 2010, and was also down by $179,000, or 11%, in 2010 relative to 2009. These variances are primarily due to fluctuations in income on “separate account” BOLI related to deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At December 31, 2011, the Company had $34.9 million invested in single-premium general account BOLI, which includes a $5 million investment consummated at the end of the third quarter of 2011. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. General account BOLI income is typically fairly consistent with interest credit rates that do not change frequently, but the purchase of BOLI at the end of September boosted general account BOLI income slightly in 2011. Moreover, the exchange of select general account policies in 2009 generated a one-time gain of approximately $72,000, which contributed to the overall decline in BOLI income in 2010 relative to 2009. In addition to general account BOLI, the Company had $2.7 million invested in separate account BOLI at December 31, 2011, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation accounts have returns pegged to participant-directed investment allocations, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period. There was a loss on separate account BOLI totaling $92,000 in 2011 relative to a gain of $352,000 in 2010, for a total decline in separate account BOLI income of $444,000 for the comparative years. The comparison for 2010 relative to 2009 also reflects a drop of $111,000 in separate account BOLI income, since the gain in 2010 was lower than the gain of $463,000 in 2009. As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that effectively offset losses on separate account BOLI.

Gains on loan sales increased by $34,000 or 32%, in 2011 over 2010, and also reflect an increase of $24,000, or 30%, in 2010 over 2009. Despite the first quarter 2011 termination of our affiliation with PHH Mortgage, which had been our primary outlet for mortgage loan sales, gains on loan sales have increased due to a pickup in mortgage lending activity.

In 2011, 2010 and 2009, gains on the sale of investments totaled $1.660 million, $2.643 million and $1.099 million, respectively, representing significant additions to income. The realized gain in 2011 came from the sale of $43 million in select mortgage-backed securities, the proceeds of which were used to retire short-term debt and enable the non-renewal of certain higher-cost time deposits. The sale of these securities also helped us reduce potential volatility in our investment portfolio. In 2011, we also recorded a $1.370 million other-than-temporary impairment (OTTI) charge against equity investment securities, offsetting much of the income boost provided by the gain on the sale of investments. The referenced equity securities, comprised of investments in five different community-based financial institutions, were previously carried on the Company’s books at their market values with mark-to-market adjustments applied directly to equity, the standard accounting convention for available-for-sale securities. Since the equities had been in continuous unrealized loss positions since mid-2008 and the near-term prospect of price recovery was increasingly uncertain, the Company determined that it would be appropriate to take the OTTI charge in the fourth quarter of 2011 by marking those securities to their current carrying values as a loss through earnings. The investment gains in 2010 were taken pursuant to a portfolio restructuring in the third quarter that involved the sale of $64 million in mortgage-backed securities, with the proceeds reinvested in agency-issued mortgage-backed securities that have a slightly longer duration and slightly lower yield and lend themselves to more efficient portfolio management. For 2009, gains were taken on the sale of $30 million in mortgage-backed securities, with the proceeds reinvested in high-quality agency-issued mortgage-backed securities. The gain on investments in 2009 also includes small gains on bonds called prior to maturity, and a non-recurring $66,000 recovery on a previously charged-off investment in a title insurance holding company.

The next line item reflects pass-through losses associated with our partnership investments in low-income housing tax credit funds. These costs, which are accounted for as a reduction in revenue, increased by $77,000, or 10%, in 2011 over 2010, but declined by $635,000, or 44%, in 2010 relative to 2009. The annual fluctuations typically result from expense accrual adjustments made subsequent to the receipt of updated partnership financial statements.

Other non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income improved by $1.226 million, or 77%, in 2011 over 2010, but declined by $1.617 million in 2010 relative to 2009. The large fluctuations are the result of changes in gains and losses on the sale of foreclosed assets. In 2011 we had a net loss of $451,000 on the sale of foreclosed assets, while the net loss was $1.536 million in 2010 and only $204,000 in 2009. A non-recurring $238,000 loss on the disposition of equipment acquired upon the termination of operating leases in 2010 was also a factor in the comparative results.

Total operating expense (non-interest expense) was down by $2.975 million, or 6%, in 2011 relative to 2010, due primarily to a reduced level of OREO write-downs, a drop in OREO operating expense, and lower FDIC assessments. In contrast, non-interest expense was up by $6.096 million, or 14%, for 2010 over 2009, with the majority of the increase coming in OREO write-downs and compensation expense.

Non-interest expense includes the following significant non-recurring items, which net out to additional expense of $4.243 million in 2011, $5.120 million in 2010, and $1.857 million in 2009: OREO write-downs totaling $4.184 million in 2011, $5.045 million in 2010, and $1.265 million in 2009; vendor credits in the amount of $181,000 for prior-year overcharges on processing software, which were received in the first quarter of 2011; a non-recurring accrual of $240,000 in the fourth quarter of 2011, for potential expenses related to leases; a $75,000 legal settlement paid in 2010 on an operations-related issue; and, the payment of $592,000 in 2009 for an industry-wide special FDIC assessment. Total operating expense was 3.98% of average earning assets in 2011, relative to 4.27% in 2010 and 3.72% in 2009.

The largest component of operating expense, namely salaries and employee benefits, declined by $200,000, or 1%, in 2011 relative to 2010, but increased by $1.906 million, or 10%, in 2010 over 2009. The decline in 2011 was due to a lower level of deferred compensation accruals and a higher level of salaries deferred and amortized as an adjustment to loan yields, which were partially offset by an increase in expense accruals associated with stock options. Salaries deferred for amortization as an adjustment to loan yields, accounted for in accordance with FASB guidelines on the recognition and measurement of non-refundable fees and origination costs associated with lending activities, totaled $2.586 million in 2011, $2.376 million in 2010, and $2.554 million in 2009, with the fluctuations due to variability in loan origination activity. As noted above in our discussion of BOLI income, the accruals associated with employee deferred compensation plans are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Gains on employee plans totaled only $17,000 in 2011, relative to gains of $206,000 in 2010 and $237,000 in 2009. The biggest contributing factor to the increase in salaries and employee benefits in 2010 over 2009 was our accrual for incentive compensation; no incentive compensation was accrued for 2009 because the Company’s net income did not reach the level necessary to trigger bonus payments. The increase in 2010 was also supplemented by a lower level of salaries deferred and amortized as an adjustment to loan yields. Adding to salaries and benefits in both 2011 and 2010 were normal annual salary adjustments, staffing costs associated with recently-opened branches, and strategic staff additions to help address credit issues and position the Company for future growth opportunities. For 2011, however, the branch closure in Bakersfield offset some of that impact. Salaries and benefits were 43.74% of total operating expense in 2011, relative to 41.54% in 2010 and 42.96% in 2009. The number of full-time equivalent staff employed by the Company was 383 at the end of 2011, 390 at the end of 2010, and 402 at the end of 2009.

Total rent and occupancy costs, including furniture and equipment expense, fell by $282,000, or 4%, in 2011 as compared to 2010, but increased by $91,000, or 1%, in 2010 relative to 2009. The largest impact for 2011 came from the January 2011 closure of a branch with a relatively costly lease, and lower maintenance/repair costs. For 2010 over 2009, declining depreciation expense and lower maintenance and repair costs for furniture and equipment were more than offset by higher premises costs resulting from our new branches, annual rental increases, and the rising cost of insurance and utilities.

Advertising and marketing costs were up by $72,000, or 4%, in 2011 over 2010, and by $107,000, or 6%, in 2010 compared to 2009. The increase in 2011 resulted from higher costs for television advertising and the expansion of our direct-mail marketing campaign for deposits. The increase in 2010 is mainly due to costs associated with implementing a debit rewards program and an increase in radio advertising.

Data processing costs reflect a drop of $214,000, or 12%, in 2011, but an increase of $331,000, or 24% in 2010. The difference for 2011 was due in large part to $181,000 in non-recurring vendor credits which were received in the first quarter of 2011 for prior-year overcharges on processing software, as well as lower internet banking costs. The increase in 2010 was centered in internet banking costs and software maintenance fees.

Deposit services costs dropped by $192,000, or 7%, in 2011 relative to the prior year, but increased by $520,000, or 24%, in 2010 relative to 2009. The decline for 2011 was due primarily to lower costs associated with our online deposit products, net of an increase of $138,000 in debit card processing costs. The increase in 2010 was due to higher expenses for our online deposit products, ATM servicing, check card processing, and remote deposit capture.

Loan services costs, including expenses associated with foreclosed assets, credit card costs, and other loan processing costs, were reduced by $970,000, or 14%, in 2011 relative to 2010, but reflect an increase of $4.145 million, or 149%, in 2010 over 2009. Much of the variability in loan costs in recent years has been driven by write-downs on foreclosed assets (primarily OREO), which totaled $4.184 million in 2011 relative to $5.045 million in 2010 and $1.264 million in 2009, and foreclosed asset operating expenses (including property taxes), which totaled $695,000 in 2011 in comparison to $1.123 million in 2010 and $563,000 in 2009. As is evident in those numbers, the primary impact on the year-over-year decrease in total loan costs in 2011 came from declines of $861,000 in write-downs on foreclosed assets and $427,000 in OREO operating expense. Those favorable developments were partially offset by increases in costs associated with collections and appraisals, as well as the aforementioned non-recurring accrual of $240,000 for potential expenses on operating leases. For 2010, the year-over-year increase was due to a $3.781 million increase in write-downs on foreclosed assets and an increase of $560,000 in OREO operating expense.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs, and reflects a slight decline in 2011 but an aggregate increase of $125,000, or 5%, in 2010. Telecommunications expense increased by $135,000, or 12%, in 2011, and by $49,000, or 4%, in 2010, with the relatively large increase in 2011 coming from costs associated with the addition and enhancement of data circuits. Postage expense increased by $18,000, or 3%, in 2011, and by $57,000, or 11%, in 2010, with the increase in 2010 resulting from additional mailings for newly-required regulatory compliance disclosures. Other miscellaneous costs fell by $174,000, or 16%, in 2011 due to lower depreciation on operating leases, but did not change materially in 2010.

Legal and accounting costs increased by $443,000, or 35%, in 2011 over 2010, but declined by $261,000, or 17%, in 2010 over 2009. For 2011, the increase was due primarily to higher legal costs for loan collections, and consulting costs which were necessitated by the numerous changes in regulatory expectations and the associated promulgation of new guidance on overdrafts, as referenced above. Legal and accounting costs were lower in 2010 mainly because of enhanced staffing in the collections area which enabled a reduction in lending-related legal expense, but also due to a reduction in expenses associated with compliance and operations reviews.

Other professional services costs include FDIC assessments and other regulatory costs, directors’ costs, certain insurance costs, and certain shareholder expenses. This category fell by $1.520 million, or 41%, in 2011 relative to 2010, and by $843,000, or 18%, in 2010 over 2009. The large year-over-year declines were centered on FDIC assessments, which totaled $1.314 in 2011, $2.214 million in 2010, and $3.155 million in 2009 (including the special FDIC assessment of $592,000). The reduced accrual in 2011 was due in large part to the FDIC’s implementation of a new rate structure in 2011, as well as the Company’s reduced risk profile. The 2011 variance in other professional service expense also reflects a $123,000 decline in director retirement plan accruals, and a $213,000 drop in deferred compensation accruals for the Company’s directors due to losses on directors’ deferred compensation plans in 2011 relative to gains in 2010. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.

Stationery and supply costs declined by $10,000 in 2011 due to operational efficiency enhancements implemented toward the end of 2011, but were up $40,000, or 6%, in 2010 primarily due to supplies purchased for recently-added branches. Sundry and teller costs fell by $81,000, or 18%, in 2011, and by $65,000, or 12%, in 2010. The decline in 2011 was due mainly to a non-recurring settlement of $75,000 paid to a deposit customer in the second quarter of 2010 for a fraud loss, while the drop in 2010 is from reductions in debit card losses due to enhanced anti-fraud efforts, and a lower level of other sundry losses that was achieved in spite of the aforementioned legal settlement.

Income Taxes

The Company sets aside its provision for income taxes on a monthly basis. As indicated in Note 9 in the Notes to Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between book income and actual taxable income. These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of BOLI (BOLI income), California Enterprise Zone deductions, and certain book expenses that are not allowed as tax deductions. Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $2.8 million in federal tax-exempt income in 2011, $2.7 million in 2010, and $2.5 million in 2009. Tax credits, including hiring tax credits as well as those stemming from our investments in low-income housing tax credit funds, are applied as a direct reduction to our tax liability for both book and tax purposes. The company had investments totaling $9.4 million in low-income housing tax credit funds as of December 31, 2011. These investments, which are included in other assets rather than in our investment portfolio, have generated substantial tax credits over the past few years, with about $1.6 million in credits available for the 2011 tax year and $1.7 million in tax credits utilized in 2010. The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with complete certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. Because we have not invested in additional tax credit funds for the past few years, the level of low-income housing tax credits available for future years will taper off until they are substantially utilized by the end of 2018. This means that even if taxable income stayed at the same level through 2018, our tax accrual rate would gradually increase.

Our tax provision of $564,000 resulted in a 7% tax accrual rate in 2011, while a negative income tax provision of $234,000 helped boost net income in 2010. The higher tax accrual in 2011 is primarily the result of a drop in tax-exempt BOLI income, and an increase in taxable income relative to the Company’s available tax credits. While our level of tax credits did not change materially relative to the prior year, our tax liability increased due to an increase in pre-tax income, as adjusted for the permanent differences noted above.

In addition to permanent differences, some income and expense items are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2011, the Company had a net deferred tax asset of $11.7 million.

Financial Condition

Total assets of $1.335 billion at the end of 2011 reflect an increase of $49 million, or 4%, for the year, due primarily to growth in investments partially offset by declining loan balances. We experienced a drop in loan balances in 2010 and 2009, as well. In addition to loan growth challenges for the past few years, we have seen marked deterioration in asset quality as a result of the decline in the economy. Even though the regional economy appears to have stabilized, our market areas have not improved materially. Our borrowers are still experiencing the residual effects of lower consumer spending and economic activity, and our asset quality is still being negatively impacted. Despite growth challenges and relatively high levels of nonperforming assets we have a very strong capital position, due in part to our registered direct offering in 2010 and private placement in 2009, and positive net income throughout the recession. Furthermore, our liquidity position has significantly improved over the past couple of years due to strong growth in customer deposits and the runoff of a large volume of wholesale-sourced brokered deposits and other borrowings, as well as a drop in loan balances and substantial increase in unpledged investments. Our strong capital position and access to liquidity resources position us well to endure to the end of the current cycle and eventually return to previous levels of loan growth, although no assurance can be provided in that regard.

Significant changes in the relative size of balance sheet components in 2011 include net loans and leases, which fell to 55% of total assets at the end of 2011 from 61% at the end of 2010, and investment securities, which increased to 30% of total assets at the end of 2011 from 26% at the end of 2010. On the liability side, non-maturity deposits increased to 67% of total deposits at the end of 2011 from 63% at the end of 2010, while customer time deposits less than $100,000 dropped to 10% of total deposits at December 31, 2011 from 16% at December 31, 2010. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability. The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2007 through 2011, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution tables that follow set forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated. The first table provides the loan distribution for the past five years, with a level of detail consistent with 10-K disclosures in previous years. The second table provides the loan distribution as of the two most recent year-ends using the loan categories that have been disclosed in our recent quarterly reports, which include a greater level of detail for real estate loans than is available for the five-year disclosure. The gross balances shown include nonperforming loans by type, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs.

Loan and Lease Distribution
(dollars in thousands)	As of December 31,
	2011	2010	2009	2008	2007
Agricultural	$17,078	$13,457	$9,865	$13,542	$13,103
Commercial and Industrial	99,408	94,768	116,835	122,856	117,183
Real Estate:
Secured by Commercial/Professional Office
Properties including construction and development	328,973	360,517	421,114	456,932	457,236
Secured by Residential Properties	188,117	200,156	188,750	189,849	187,267
Secured by Farmland	60,142	61,293	56,654	57,808	51,607
Held for Sale	1,354	914	376	552	-
Total Real Estate	578,586	622,880	666,894	705,141	696,110
Small Business Administration loans	21,006	18,616	18,626	19,463	20,366
Consumer Loans	36,124	45,585	56,992	65,755	54,731
Direct Financing Leases	6,743	10,234	15,394	19,883	23,140
Total Loans and Leases	$758,945	$805,540	$884,606	$946,640	$924,633

Percentage of Total Loans and Leases
Agricultural	2.25%	1.67%	1.12%	1.42%	1.42%
Commercial and Industrial	13.10%	11.77%	13.21%	12.97%	12.67%
Real Estate:
Secured by Commercial/Professional Office
Properties including construction and development	43.35%	44.75%	47.60%	48.27%	49.45%
Secured by Residential Properties	24.78%	24.85%	21.34%	20.06%	20.26%
Secured by Farmland	7.92%	7.61%	6.40%	6.11%	5.58%
Held for Sale	0.18%	0.11%	0.04%	0.06%	0.00%
Total Real Estate	76.23%	77.32%	75.38%	74.50%	75.29%
Small Business Administration loans	2.77%	2.31%	2.11%	2.06%	2.20%
Consumer Loans	4.76%	5.66%	6.44%	6.95%	5.92%
Direct Financing Leases	0.89%	1.27%	1.74%	2.10%	2.50%
	100.00%	100.00%	100.00%	100.00%	100.00%

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2011	2010
Real Estate:
1-4 family residential construction	$8,488	$13,866
Other Construction/Land	40,060	52,047
1-4 family - closed-end	106,307	105,459
Equity Lines	66,497	70,783
Multi-family residential	8,179	10,962
Commercial RE- owner occupied	183,070	187,970
Commercial RE- non-owner occupied	105,843	120,500
Farmland	60,142	61,293
Total Real Estate	578,586	622,880
Agricultural products	17,078	13,457
Commercial and Industrial	99,408	94,768
Small Business Administration Loans	21,006	18,616
Direct finance leases	6,743	10,234
Consumer loans	36,124	45,585
Total Loans and Leases	$758,945	$805,540
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.12%	1.72%
Other Construction/land	5.28%	6.46%
1-4 family - closed-end	14.01%	13.09%
Equity Lines	8.76%	8.79%
Multi-family residential	1.08%	1.36%
Commercial RE- owner occupied	24.12%	23.33%
Commercial RE- non-owner occupied	13.94%	14.96%
Farmland	7.92%	7.61%
Total Real Estate	76.23%	77.32%
Agricultural products	2.25%	1.67%
Commercial and Industrial	13.10%	11.77%
Small Business Administration Loans	2.77%	2.31%
Direct finance leases	0.89%	1.27%
Consumer loans	4.76%	5.66%
	100.00%	100.00%

The Company’s gross loans and leases totaled $759 million at the end of December 2011, a drop of $47 million, or 6%, since December 31, 2010. Loan balances have been declining because of runoff in the normal course of business (including prepayments), transfers to OREO, and charge-offs. Furthermore, loan origination activity in our branches has been light due to weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, heightened competition, and increased attention devoted to monitoring and managing current loan relationships. Management has made selective personnel changes and established branch objectives weighted toward high-quality loan growth, with a particular focus on commercial loans and agricultural loans, and we have seen a recent increase in the volume of potential loan deals reviewed. However, no assurance can be provided that loan balances will not continue to decline, especially in the near term.

Despite commercial loan charge-offs of over $3 million in 2011, commercial loans increased by about $5 million, or 5%, due to higher outstanding balances on mortgage warehouse lines, and SBA loan balances increased by over $2 million, or 13%. Agricultural production loans also show an increase of close to $4 million, or 27%, relative to their year-end 2010 balance, due to increased activity in the ag lending area. Total real estate loan balances, however, declined by $44 million, or 7%, in 2011. The largest drop within the real estate category was a $15 million decline in non-owner occupied commercial real estate loans, due in part to an $8.4 million non-accruing note that was written down to $7 million and then sold in the second quarter of 2011. We also experienced a decline of $12 million in “other construction/land” loans, and sizeable reductions in “1-4 family residential construction” loans, owner-occupied commercial real estate loans, equity lines, and multi-family residential loans. Loans secured by farmland declined slightly, but would have increased if not for the payoff of a $9 million loan that occurred when the borrower sold the underlying collateral. The net decline in real estate loan balances in 2011 includes charge-offs of about $11 million, and close to $7 million in balances transferred to OREO. We also experienced declines about $3 million, or 34%, in direct finance leases, and $9 million, or 21%, in consumer loans. Charge-offs account for about $3 million of the decline in consumer loans. With regard to loan composition, commercial loans, SBA loans and ag production loans increased slightly as a percentage of total loans in 2011, while real estate loans declined as a percentage of total loans, in a slight reversal of trends experienced in the previous few years. Consumer loans continued on their same trajectory, dropping once again as a percentage of total loans in 2011.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans. The balance of loans serviced for others fell to less than $1 million at December 31, 2011 from $5 million at December 31, 2010, due primarily to our foreclosure on a real estate loan for which we had sold a participating interest.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2011, including non-accruing loans, grouped by remaining scheduled principal payments.

Loans and Lease Maturity
(Dollars in thousands)
	As of December 31, 2011
	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$2,637	$9,486	$3,595	$1,360	$17,078	$2,862	$2,093
Commercial and Industrial(1)	13,154	25,436	60,728	21,096	120,414	46,639	35,185
Real Estate	26,829	23,023	127,533	401,201	578,586	205,789	322,944
Consumer Loans	3,025	3,781	10,221	19,097	36,124	2,612	26,707
Direct Financing Leases	714	651	2,788	2,590	6,743	-	5,378
Total	$46,359	$62,377	$204,865	$445,344	$758,945	$257,902	$392,307

(1) Includes Small Business and Administration Loans

For a comprehensive discussion of the Company’s liquidity position, re-pricing characteristics of the balance sheet, and sensitivity to changes in interest rates, see the “Liquidity and Market Risk” section.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of conditions established in contractual arrangements. Total unused commitments to extend credit were $154 million at December 31, 2011, as compared to $142 million at December 31, 2010. These numbers include $31 million in home equity lines of credit at December 31, 2011, and $33 million at December 31, 2010. Unused commitments represented 20% of gross loans and leases outstanding at December 31, 2011 and 18% at December 31, 2010. The Company’s undrawn letters of credit totaled $20 million at December 31, 2011 and $17 million at December 31, 2010. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized. However, these off-balance sheet obligations represent potential credit risk to the Company, and a $160,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2011. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2011, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(Dollars in thousands)
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Long-term debt obligations	$45,928	$10,000	$5,000	$-	$30,928
Operating lease obligations	9,626	1,068	2,010	1,602	4,946
Other long-term obligations	353	142	-	-	211
Total	$55,907	$11,210	$7,010	$1,602	$36,085

Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned. OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDR’s may be classified as either nonperforming or performing loans depending on their accrual status. The tables that follow present comparative data for the Company’s nonperforming assets and performing TDR’s. The first table provides those numbers for the past five years, with a level of detail consistent with 10-K disclosures in previous years. The second table provides nonperforming assets as of the two most recent year-ends using the loan categories that have been disclosed in our recent quarterly reports, which include a greater level of detail for nonperforming real estate loans than is available for the five-year disclosure.

Nonperforming Assets and Performing TDR'S
(dollars in thousands)	As of December 31,
	2011	2010	2009	2008	2007
NON-ACCRUAL LOANS: (1)
Agricultural	$-	$-	$-	$-	$-
Commercial and Industrial	3,778	2,005	3,559	771	75
Real Estate
Secured by Commercial/Professional Office
Properties including construction and development	21,044	32,222	31,842	24,432	6,976
Secured by Residential Properties	18,182	6,270	5,652	2,918	666
Secured by Farmland	6,919	404	429	42	-
Subtotal Real Estate	46,145	38,896	37,923	27,392	7,642
Small Business Administration Loans	3,452	3,440	3,683	862	1,174
Consumer Loans	2,144	1,112	756	392	161
Direct Financing Leases	591	501	1,053	369	-
TOTAL NONPERFORMING LOANS	56,110	45,954	46,974	29,786	9,052

Foreclosed assets	15,364	20,691	25,654	7,127	556
Total nonperforming assets	$71,474	$66,645	$72,628	$36,913	$9,608
Performing loans classified as
troubled debt restructurings (TDR's)(2)	$36,058	$12,465	$28,024	$-	$-
Nonperforming loans and leases as a %
of total gross loans and leases	7.39%	5.70%	5.31%	3.15%	0.98%
Nonperforming assets as a % of total gross
loans and leases and other real estate owned	9.23%	8.07%	7.98%	3.87%	1.04%

(1)	The gross interest income that would have been recorded in the period ending December 31, 2011 if all non-accrual loans had been paying pursuant to their original terms was $4,353,000, which included $1,328,000 that was recorded and included in net income for the period.

(2)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Nonperforming Assets and Performing TDR'S
(dollars in thousands)

	As of December 31,
NON-ACCRUAL LOANS: (1)	2011	2010
Real Estate:
1-4 family residential construction	$2,244	$4,057
Other Construction/Land	4,083	6,185
1-4 family - closed-end	7,605	4,894
Equity Lines	1,309	1,239
Multi-family residential	2,941	-
Commercial RE- owner occupied	7,087	7,412
Commercial RE- non-owner occupied	13,958	14,704
Farmland	6,919	405
Subtotal Real Estate	46,146	38,896
Agricultural products	-	-
Commercial and Industrial	3,778	2,005
Small Business Administration Loans	3,452	3,440
Direct finance leases	591	501
Consumer loans	2,144	1,112
TOTAL NONPERFORMING LOANS	$56,111	$45,954

Foreclosed assets	15,364	20,691
Total nonperforming assets	$71,475	$66,645
Performing loans classified as
troubled debt restructurings (TDR's) (1)	$36,058	$12,465
Nonperforming loans and leases as a %
of total gross loans and leases	7.39%	5.70%
Nonperforming assets as a % of total gross
loans and leases and other real estate owned	9.23%	8.07%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Nonperforming assets comprised only 1% of total loans and leases plus foreclosed assets at the end of 2007, but have escalated since then due to deterioration in economic conditions and the associated negative impact on our borrowers. After experiencing a year-over-year decline in 2010, total nonperforming assets increased by $4.8 million, or 7%, in 2011, increasing to 9.23% of gross loans and leases plus foreclosed assets at December 31, 2011 relative to 8.07% at December 31, 2010. Total nonperforming loans were up by $10.2 million, or 22%, in 2011, but foreclosed assets declined by $5.3 million, or 26%. The balance of nonperforming loans at December 31, 2011 includes $20.3 million in TDR’s and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $36.1 million in loans classified as performing TDR’s for which we were still accruing interest at December 31, 2011, relative to a balance of $12.5 million at December 31, 2010. The $23.6 million increase in performing TDR’s is the result of elevated efforts to help ensure the ability of our borrowers to continue to service their debt. At the end of June 2011 the Company early-adopted ASU 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, which added only $552,000 to performing TDR’s at the time of adoption. Notes 2 and 4 in the Notes to Consolidated Financial Statements provide a more comprehensive disclosure of TDR balances and TDR activity within recent periods.

Non-accruing loan balances secured by real estate comprised $46.1 million of total nonperforming loans at December 31, 2011, and reflect a net increase of $7.2 million, or 19%, during the year due to three large additions during the fourth quarter: A $6.4 million dairy loan secured by farmland, a real estate relationship with $8.2 million in well-secured loans, and a $1.6 million loan on well-located rental properties that are generating cash flows and which we have subsequently acquired into OREO. Gross additions to nonperforming real estate loans totaled $43.2 million for 2011, with the largest additions coming in loans secured by commercial real estate and farmland. Partially offsetting the increase created by additional real estate loans being placed on non-accrual status during 2011 were net pay-downs on nonperforming real estate loans of $14.7 million, charge-offs totaling $10.7 million, $6.5 million in transfers to OREO, and the return to accrual status of $4.1 million in balances.

Nonperforming commercial and SBA loans increased by a combined $1.8 million, or 33%, during 2011, ending the period at $7.2 million. Gross additions to nonperforming commercial and SBA loans totaled $7.6 million for 2011, but this was partly offset by net pay-downs of $1.8 million, the return to accrual status of $1.3 million in balances, and the charge-off of $2.7 million in nonperforming commercial loans. Nonperforming consumer loans, which are largely unsecured, increased by $1.0 million, or 93%, to a total of $2.1 million.

As noted above, foreclosed assets declined by $5.3 million, or 26%, during 2011. The balance of foreclosed assets at December 31, 2011 had an aggregate carrying value of $15.4 million, and was comprised of 66 properties classified as OREO and 5 mobile homes. Much of our OREO consists of vacant lots or land, but there are also 11 residential properties totaling $1.4 million, and four commercial buildings with a combined book balance of $1.9 million. At the end of 2010 foreclosed assets totaled $20.7 million, comprised of 79 properties in OREO and 17 mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset account, is established through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses, in a manner consistent with FASB’s guidance on loss contingencies and impaired loans and consistent with the guidance outlined in the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, while recoveries are generally recorded only when cash payments are received subsequent to the charge off. The Company’s allowance for loan and lease losses is maintained at a level that is adequate to absorb specifically identified probable losses on impaired loans and probable incurred losses inherent in the remaining loan portfolio, after factoring in charge-offs taken against the allowance and recoveries credited back to the allowance. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance in the future, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Note 2 in the Notes to Consolidated Financial Statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for loan and lease losses. At December 31, 2011, our allowance for loan and lease losses was $17.3 million, or 2.28% of gross loans and leases, an 18% decline from the $21.1 million allowance at December 31, 2010 which was 2.62% of gross loans and leases. The Company’s total allowance was 30.80% of nonperforming loans at December 31, 2011, relative to 46.00% at December 31, 2010. An allowance for potential losses inherent in unused commitments, totaling $160,000 at December 31, 2011, is included in other liabilities.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses
(Dollars in thousands)
	As of and for the years ended December 31,
Balances:	2011	2010	2009	2008	2007
Average gross loans and leases outstanding during period	$767,901	$851,292	$926,326	$931,382	$903,046
Gross loans and leases net of deferred fees and costs	$758,945	$805,540	$884,606	$946,640	$924,633

Allowance for Loan and Lease Losses:
Balance at beginning of period	$21,138	$23,715	$15,094	$12,276	$11,579
Provision charged to expense	12,000	16,680	21,574	19,456	3,252
Charge-offs
Real Estate:
1-4 family residential construction	1,389	1,706	536	1,375	148
Other Construction/Land	1,807	4,579	2,599	7,453	202
1-4 Family - closed-end	795	1,400	1,649	459	17
Equity Lines	1,776	596	695	608	357
Multi-family residential	-	97	-	-	-
Commercial RE- owner occupied	1,306	946	26	66	-
Commercial RE - non-owner occupied	3,027	1,358	-	-	-
Farmland	496	27	-	60	-
TOTAL REAL ESTATE	10,596	10,709	5,505	10,021	724
Agricultural products	-	-	524	-	15
Commercial and Industrial	3,407	4,998	3,508	2,438	632
Small Business Administration Loans	148	293	143	558	34
Direct Finance Leases	82	646	97	255	-
Consumer Loans	2,754	3,691	4,622	3,936	2,134
Consumer Credit Cards	-	-	5	17	139
Total	16,987	20,337	14,404	17,225	3,678
Recoveries
Real Estate:
1-4 family residential construction	133	25	270	32	-
Other Construction/Land	38	13	242	-	-
1-4 Family - closed-end	23	41	10	-	-
Equity Lines	4	41	2	3	28
Multi-family residential	-	-	-	-	49
Commercial RE- owner occupied	71	-	-	-	-
Commercial RE - non-owner occupied	148	-	-	-	-
Farmland	1	-	-	-	-
TOTAL REAL ESTATE	418	120	524	35	77
Agricultural products	-	-	-	-	-
Commercial and Industrial	323	462	474	82	826
Small Business Administration Loans	71	63	75	154	36
Direct Finance Leases	57	159	103	38	-
Consumer Loans	263	274	262	255	134
Consumer Credit Cards	-	2	13	23	50
Total	1,132	1,080	1,451	587	1,123
Net loan charge offs (recoveries)	15,855	19,257	12,953	16,638	2,555
Balance	$17,283	$21,138	$23,715	$15,094	$12,276

RATIOS
Net Loan and Lease Charge-offs to Average Loans and Leases	2.06%	2.26%	1.40%	1.79%	0.28%
Allowance for Loan and Lease Losses to
Gross Loans and Leases at End of Period	2.28%	2.62%	2.68%	1.59%	1.33%
Allowance for Loan Losses to
Non-Performing Loans	30.80%	46.00%	50.49%	50.67%	135.62%
Net Loan and Lease Charge-offs to Allowance
for Loan Losses at End of Period	91.74%	91.10%	54.62%	110.23%	20.81%
Net Loan Charge-offs to
Provision for Loan and Lease Losses	132.13%	115.45%	60.04%	85.52%	78.57%

As noted above, the Company’s allowance for loan and lease losses declined by close to $4 million, or 18%, in 2011. On the surface this would appear to be directionally inconsistent with the increase of $10 million, or 22%, in nonperforming loans. However, specific reserves on nonperforming loans actually increased by about $1 million, or 16%, while our allowance allocated for losses on performing loans and leases declined by close to $5 million, or 35%. The increase in the allowance for losses on nonperforming loans is primarily due to specific reserves required for loans placed on non-accrual status during the period and enhanced reserves on certain other nonperforming loans, net of charge-offs or write-downs. It should be noted that reserves required for loans placed on non-accrual status during 2011 were not as high as might be expected, because some of those loans did not require any loss reserve based on an analysis of expected cash flows or the underlying collateral values. In fact, as of December 31, 2011, approximately 40% of our total nonperforming loans did not require a loss reserve. The allowance for losses on performing loans increased primarily for the following reasons: Qualitative adjustments made to our historical loss factors for performing loan categories were adjusted to reflect a stabilized economic environment and the expectation that loan charge-offs should continue to decline; the outstanding balance of loans graded “pass” declined by $36 million, or 7%, which also impacted the loss allowance needed for that loan category; and, the allowance for performing loan and lease losses was disproportionately impacted by declines in the outstanding balances of “special mention” loans and non-impaired “classified” loans, which fell by $32 million, or 34%, and $8 million, or 24%, respectively, since both of these categories generally have much higher historical loss rates and proportionally higher loss reserve levels than “pass” loans. The decline in special mention and non-impaired classified loan balances was due in large part to migration into impaired loans, which as noted previously are specifically analyzed and often do not require any reserves at all.

As shown in the table above, the Company’s provision for loan and lease losses was reduced by $4.680 million, or 28%, for 2011 relative to the 2010, while net loans charged off declined by only $3.402 million, or 18%. Many of the charge-offs were against pre-established specific reserves on impaired assets and did not necessarily lead to the need for reserve replenishment, thus net charge-offs exceeded the provision by $3.855 million in 2011 and the allowance for loan and lease losses declined. Real estate loan charge-offs declined slightly in 2011 over 2010 but were still relatively high in both 2011 and 2010, primarily because of write-downs taken on certain impaired loans subsequent to the determination that the full principal balance would not be collectible. Including write-downs taken in 2011, we have taken a cumulative total of $6.032 million in write-downs on collateral-dependent loans still on our books at December 31, 2011, most of which were on construction loans. Charge-offs were down for all other loan categories, including declines of $1.591 million, or 32%, in commercial loans, $145,000, or 49%, in SBA loans, $564,000, or 87%, in direct finance leases, and $937,000, or 25%, in consumer loans. The level of principal recoveries in 2011 did not change materially from recoveries in 2010. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

Provided below is a summary of the allocation of the allowance for loan and lease losses for specific loan categories at the dates indicated. The allocation presented should not be viewed as an indication that charges to the allowance will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within those categories.

Allocation of Loan and Lease Loss Allowance
(dollars in thousands)
	As of December 31,
	2011		2010		2009		2008		2007
	Amount	%Total(1) Loans	Amount	%Total(1) Loans	Amount	%Total(1) Loans	Amount	%Total(1) Loans	Amount	%Total(1) Loans

Agricultural	$19	2.25%	$62	1.67%	$10	1.12%	$17	1.42%	$911	1.42%
Commercial and Industrial(2)	6,085	15.87%	7,653	14.08%	7,006	15.32%	4,922	15.03%	1,808	14.88%
Real Estate	8,260	76.23%	10,143	77.32%	12,348	75.38%	6,839	74.50%	8,294	75.29%
Consumer Loans	2,608	4.76%	2,996	5.66%	3,752	6.44%	3,129	6.95%	1,018	5.92%
Direct Financing Leases	311	0.89%	284	1.27%	599	1.74%	187	2.10%	245	2.50%
Total	$17,283	100.00%	$21,138	100.00%	$23,715	100.00%	$15,094	100.00%	$12,276	100.00%

(1) Represents percentage of loans in category to total loans
(2) Includes Small Business Administration loans

Investments

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 32% of total assets at December 31, 2011, and 26% at December 31, 2010.

We had no fed funds sold at December 31, 2011, relative to $210,000 at December 31, 2010. Our balance of interest-bearing deposits at other banks was over $20 million at December 31, 2011, however, up from only $325,000 at the end of 2010, primarily because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds. Surplus liquidity, which was generated during the year from growth in deposits and loan runoff, was also deployed into longer-term, higher-yielding agency-issued mortgage-backed securities. This led to an increase of $75 million, or 23%, in the book balance of the Company’s investment portfolio, which ended the year at $406 million. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market value, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The following Investment Portfolio table reflects the amortized cost and fair market values for the total portfolio for each primary category of investments for the past three years.

Investment Portfolio-Available for Sale
(Dollars in thousands)
	As of December 31,
	2011		2010		2009
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Market	Cost	Market	Cost	Market
US Government Agencies and Corporations	$2,008	$2,026	$4,954	$5,062	$6,728	$6,861
Mortgage-backed securities	328,751	331,758	252,320	255,143	201,534	206,801
State and political subdivisions	67,851	71,340	70,201	70,102	62,506	63,138
Equity securities	1,336	1,347	2,705	1,423	2,705	1,368
Total investment securities	$399,946	$406,471	$330,180	$331,730	$273,473	$278,168

As noted above, the Company sold $43 million in mortgage-backed securities in the fourth quarter of 2011, realizing $1.7 million in gains. Despite that sale and a fairly high level of prepayments, mortgage-backed securities increased by $77 million, or 30%, during the year due to the investment of excess liquidity. The balance of municipal bonds increased by $1 million, or 2%, as the Company has also taken advantage of relative value in that sector in 2011. It should be noted that all newly purchased municipal bonds have strong underlying ratings. US Government Agency securities fell by $3 million, because maturing balances were not replaced. While no equity securities were bought or sold during 2011, the market value of those securities declined slightly. Furthermore, as noted above, we recorded a $1.4 million other-than-temporary impairment charge through our income statement on certain equity investment securities in the fourth quarter of 2011, due to the length of time those investments had been carried in an unrealized loss position and because of increasing uncertainty with regard to the timing of price recovery. The impairment charge did not impact the carrying value of those securities, however, since they were already being marked to market via accumulated other comprehensive income in shareholders’ equity.

Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $208 million at December 31, 2011 and $146 million at December 31, 2010, leaving $198 million in unpledged debt securities at December 31, 2011 and $186 million at December 31, 2010. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if needed, totaled $112 million at December 31, 2011 and $103 million at December 31, 2010. The relatively large increase in pledged securities in 2011 resulted when we reduced our FHLB letter of credit and substituted previously unpledged investment securities to satisfy certain pledging needs.

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2011. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to repay certain obligations.

Maturity and Yield of Available for Sale Investment Portfolio
(dollars in thousands)

	December 31, 2011
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Government agencies	$2,026	2.15%	$-	0.00%	$-	0.00%	$-	0.00%	$2,026	2.15%
Mortgage-backed securities	6,859	0.79%	308,626	2.60%	15,805	3.01%	468	3.00%	331,758	2.58%
State and political subdivisions	1,198	6.35%	12,002	5.73%	41,482	5.90%	16,658	5.68%	71,340	5.83%
Other equity securities	-	-	-	-	-	-	1,347	1.57%	1,347	1.57%

Total Investment Securities	$10,083		$320,628		$57,287		$18,473		$406,471

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $43 million at the end of 2011 and $42 million at the end of 2010, comprising 3% of total assets at December 31, 2011 and 2010. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items, it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $35 million average of non-earning cash and due from banks for 2011 was slightly higher than the $33 million average for 2010 due to a higher level of cash activity in our branches, which has required the maintenance of higher levels of vault cash. Our average cash balance is expected to continue to increase as we add more branches in the future.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is charged to income over the estimated useful lives of the assets, and leasehold improvements are amortized over the term of the related lease or the estimated useful life of the improvements, whichever is shorter. Depreciation and amortization included in occupancy and equipment expense was $2.5 million for the year ended December 31, 2011, as compared to $2.5 million in 2010 and $2.7 million in 2009. Depreciation on equipment leased to others is reflected in other operating costs. The following premises and equipment table reflects the balances of fixed assets by major category:

Premises and Equipment
(dollars in thousands)
	As of December 31,
	2011			2010			2009
	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value
Land	$2,607	$-	$2,607	$2,549	$-	$2,549	$2,549	$-	$2,549
Buildings	16,662	6,843	9,819	12,322	5,548	6,774	11,720	5,111	6,609
Leasehold improvements	8,723	3,066	5,657	9,880	3,389	6,491	9,871	2,851	7,020
Construction in progress	12	-	12	1,033	-	1,033	84	-	84
Furniture and equipment	22,092	19,466	2,626	21,378	18,035	3,343	22,902	19,095	3,807
Total	$50,096	$29,375	$20,721	$47,162	$26,972	$20,190	$47,126	$27,057	$20,069

Net premises and equipment increased by $531,000, or 3%, during 2011, due primarily to additions related to improvements on our new Selma branch that were partially offset by the increase in accumulated depreciation on other buildings and equipment. The net book value of the Company’s aggregate premises and equipment was 1.6% of total assets at December 31, 2011 and 2010.

Other Assets

The Company’s goodwill, shown as a separate line item on the balance sheet, totaled $5.5 million at December 31, 2011 and 2010. It consists solely of goodwill that was generated in connection with our acquisition of Sierra National Bank in 2000, and is analyzed annually for potential impairment. The Company’s fair value was evaluated as of December 31, 2011, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists.

The line item for “other assets” on the Company’s balance sheet totaled almost $82 million at December 31, 2011, an increase of only about $1 million, or 2%, relative to year-end 2010. At year-end 2011, its largest components include $37.7 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $9.4 million investment in low-income housing tax credit funds, a $7.0 million investment in restricted stock, a net deferred tax asset of $11.7 million, current prepaid income taxes totaling $2.3 million, accrued interest receivable totaling $5.4 million, and a prepaid FDIC assessment of $2.7 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings. However, the FHLB suspended stock repurchases for a period of time and only recently started to repurchase stock at minimal levels, thus our restricted stock investment is not expected to drop significantly even though our borrowings have declined. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Management has evaluated all deferred tax assets as of every reporting date pursuant to FASB guidance, and concluded that neither the quality of the deferred tax assets nor the Company’s future taxable income potential would preclude full realization of all amounts in future years.

Deposits

Another key balance sheet component impacting the Company’s net interest margin is our deposit base. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly core deposits, which include non-interest bearing demand deposit accounts, interest-bearing transaction accounts (including demand deposits and NOW accounts), savings accounts, money market demand accounts (MMDA’s), and non-brokered time deposits under $100,000. Information concerning average balances and rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section under Results of Operations–Net Interest Income and Net Interest Margin. A comparative distribution of the Company’s deposits at December 31st for each year from 2007 through 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following table:

Deposit Distribution
(dollars in thousands)	As of December 31,

	2011	2010	2009	2008	2007
Interest Bearing Demand Deposits	$68,777	$-	$-	$-	$-
Non-interest Bearing Demand Deposits	300,045	251,908	233,204	232,168	243,764
NOW	187,155	184,360	151,821	100,949	86,936
Savings	91,376	74,682	62,279	55,373	51,442
Money Market	76,396	156,170	165,097	146,896	126,347
CDAR's < $100,000	943	1,614	12,937	49,296	9,159
CDAR's ≥ $100,000	17,119	31,652	129,194	63,364	-
Customer Time deposit < $100,000	106,610	164,223	147,390	115,303	128,933
CustomerTime deposits ≥ $100,000	222,847	187,665	195,510	182,649	148,566
Brokered Deposits	15,000	-	28,000	115,500	55,000
Total Deposits	$1,086,268	$1,052,274	$1,125,432	$1,061,498	$850,147

Percentage of Total Deposits
Interest Bearing Demand Deposits	6.33%	0.00%	0.00%	0.00%	0.00%
Non-interest Bearing Demand Deposits	27.62%	23.94%	20.72%	21.87%	28.67%
NOW	17.23%	17.52%	13.49%	9.51%	10.22%
Savings	8.41%	7.10%	5.53%	5.22%	6.05%
Money Market	7.03%	14.84%	14.67%	13.84%	14.86%
CDAR's < $100,000	0.09%	0.15%	1.15%	4.64%	1.08%
CDAR's ≥ $100,000	1.58%	3.01%	11.48%	5.97%	0.00%
Customer Time deposit < $100,000	9.81%	15.61%	13.10%	10.86%	15.17%
Customer Time deposits ≥ $100,000	20.52%	17.83%	17.37%	17.21%	17.48%
Brokered Deposits	1.38%	0.00%	2.49%	10.88%	6.47%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Furthermore, the scheduled maturity distribution of the Company’s time deposits at the end of 2011 was as follows:

Deposit Maturity Distribution
(Dollars in thousands)	As of December 31, 2011
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three years	Total
CDAR's	$13,090	$1,541	$3,431	$-	$-	$18,062
Time Certificates of Deposit < $100,000	63,482	19,747	19,220	18,336	825	121,610
Other Time Deposits ≥ $100,000	170,583	24,706	25,258	2,300	-	222,847
Total	$247,155	$45,994	$47,909	$20,636	$825	$362,519

Total deposit balances increased by $34 million, or 3%, during 2011. Our deposit mix improved during that period since all of the growth came in core non-maturity deposits, which were up by $57 million, or 8%. The growth in non-maturity deposits is due in part to our ongoing deposit acquisition programs, including our highly successful direct mail initiatives that contributed to increases in non-interest bearing demand deposits, which rose by $48 million, or 19%, and savings deposits, which were up $17 million, or 22%. There were additional factors at play with regard to NOW accounts, interest-bearing demand deposits, and money market deposits. We had strong organic growth in NOW deposits in our branches, but that growth was largely offset by runoff of $13 million in online-only accounts subsequent to interest rate adjustments made on our online reward checking product, so NOW deposits reflect a net increase of only $3 million, or 2%, for 2011. Interest-bearing demand deposits, a new business product that was introduced in August 2011, increased by $69 million, up from zero at year-end 2010, due to the influx of deposits from money market deposit sweep accounts. The new account serves the same purpose as the money market deposit sweep program, but does not require third-party facilitation and is thus less costly to administer. Money market deposits declined by $80 million, or 51%, due mainly to the aforementioned migration of money market accounts into the new interest-bearing demand deposit product, as well as a customer’s one-time transfer of cash from money market deposits into a collateralized repo sweep account (which is a non-deposit liability of the Bank).

Customer time deposits under $100,000 were down $58 million, or 35%, and declined to 10% of total deposits at December 31, 2011 from 16% at the end of 2010, since we have let deposits that are under the management of our Treasury Department roll off as they mature. Customer-sourced time deposits over $100,000, on the other hand, increased by $35 million, or 19%, climbing to 21% of total deposits from 18% during the course of the year, due in part to migration from CDAR’s accounts. CDAR’s deposits, which are also time deposits that are primarily sourced from customers in our market areas, declined by a combined total of $15 million, or 46%. In addition to our customer deposit activity during 2011, we added $15 million in wholesale-sourced brokered deposits with maturities in the two to four year range for interest rate risk management purposes.

Despite the addition of brokered deposits in 2011, management recognizes that maintaining a high level of core customer deposits is one of the keys to sustaining a strong net interest margin, and as noted we continue to focus energy in that direction. Our deposit-centric marketing efforts appear to be having a positive impact, with an inflow of deposit dollars from current customers who are placing higher value on the safety and security of insured deposits, as well as from new customers who have sought a more stable and secure option for their money. However, no assurance can be provided that these favorable trends will continue.

Other Borrowings

The Company’s non-deposit borrowings include overnight borrowings from other banks (“fed funds purchased”), overnight and term advances from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. Longer-term FHLB advances, having a remaining maturity of one year or more, totaled $15 million at both December 31, 2011 and December 31, 2010. The Company also had $31 million in junior subordinated debentures at December 31, 2011 and December 31, 2010. The details of the Company’s short-term borrowings for the years 2011, 2010, and 2009 are presented below:

Short-term Borrowings
(Dollars in thousands)
	2011	2010	2009
Repurchase Agreements
Balance at December 31	$3,037	$-	$-
Average amount outstanding	$2,371	$-	$14,909
Maximum amount outstanding at any month end	$5,789	$-	$27,315
Average interest rate for the year	0.67%	0.00%	0.23%

Fed fund purchased
Balance at December 31	$-	$-	$-
Average amount outstanding	$4	$3	$295
Maximum amount outstanding at any month end	$35	$-	$35
Average interest rate for the year	0.19%	0.32%	0.34%

FHLB advances
Balance at December 31	$17,120	$14,650	$10,000
Average amount outstanding	$5,637	$16,044	$20,127
Maximum amount outstanding at any month end	$33,000	$44,900	$48,800
Average interest rate for the year	0.69%	1.18%	1.93%

Fed Discount Window
Balance at December 31	$-	$-	$-
Average amount outstanding	$-	$-	$13
Maximum amount outstanding at any month end	$-	$-	$-
Average interest rate for the year	0.00%	0.00%	0.00%

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. We had no overnight fed funds purchased on our books at December 31, 2011 or December 31, 2010, however, repurchase agreement balances totaled approximately $3 million at the end of 2011, up from zero at the end of 2010 due to a customer’s transfer from a money market deposit account, as noted in the previous section. Repurchase agreements represent customer sweep accounts, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by investment securities. Our short-term FHLB advances are comprised of $17 million in overnight borrowings at December 31, 2011, and $10 million in overnight borrowings plus $5 million in other short-term FHLB advances maturing in less than one year at December 31, 2010.

Capital Resources

At December 31, 2011, the Company had total shareholders’ equity of $168.6 million, comprised of $64.3 million in common stock, $2.2 million in additional paid-in capital, $98.2 million in retained earnings, and $3.9 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2010 was $159.6 million. The $9.0 million increase in shareholders’ equity during 2011 was due in large part to net earnings of $7.8 million less $3.4 million in dividends paid, plus a $3.0 million increase in accumulated other comprehensive income due to the rising market values of our investment securities. Total capital was also supplemented by increases related to the exercise of stock options and our accounting for unvested stock options, which added a combined total of $1.4 million in 2011.

The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. At December 31, 2011, the Company had a total capital to risk-weighted assets ratio of 21.72%, a Tier 1 risk based capital ratio of 20.46%, and a leverage ratio of 14.11%. Because of growth in capital plus a drop in risk-adjusted assets, year-end 2011 capital ratios increased relative to year-end 2010 levels, which were 20.33% for total capital to risk-weighted assets, 19.06% for Tier 1 capital to risk-weighted assets, and 13.84% for the leverage ratio. Note 13, in the Notes to Consolidated Financial Statements, provides additional information concerning the Company’s capital amounts and ratios. At December 31, 2011, on a stand-alone basis, the Bank had a total risk-based capital ratio of 20.89%, a Tier 1 risk-based capital ratio of 19.63%, and a leverage ratio of 13.53%.

As of the end of 2011, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than “well capitalized”, although no assurance can be given that this will not occur. For additional details on risk-based and leverage capital guidelines, requirements, and calculations, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

Liquidity and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are prepared on a monthly basis, with various scenarios applied to simulate our ability to meet liquidity needs under adverse conditions, and liquidity ratios are also calculated and reviewed on a regular basis. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should unexpected liquidity needs arise.

The Company, on occasion, experiences short-term cash needs as the result of loan growth or deposit outflows, or asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $188 million at December 31, 2011. An additional $160 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $58 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at December 31, 2011. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2011, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $310 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. The Company experienced a significant shift from contingent liquidity to actual balance sheet liquidity in 2010, due to the arrangement of a letter of credit from the FHLB for certain pledging requirements in place of investment securities. The FHLB letter of credit was reduced in 2011, but still totaled $79 million at December 31, 2011. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average loans to assets ratios were 37% and 56%, respectively, at December 31, 2011, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans, as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were well within policy guidelines at December 31, 2011. Strong growth in core deposits combined with loan runoff and growth in investments has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

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

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. Per regulatory guidance, we also apply an upward shock of 400 b.p. for net interest income simulations. As of December 31, 2011 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.	+400 b.p.
Change in Net Int. Inc. (in $000’s)	-$7,726	-$5,888	-$3,329	+$2,199	+$3,491	+$5,349	+$6,883
% Change	-15.86%	-12.09%	-6.84%	+4.52%	+7.17%	+10.98%	+14.13%

Our current net interest income simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. We have seen this profile steepen over the past couple of years, as we have benefited from an increasing proportion of lower-cost non-maturity deposits. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $3.329 million lower than in a stable interest rate scenario, a drop of 6.84%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential reduction in net interest income in declining rate scenarios exceeds our internal policy guidelines, and we will continue to monitor our interest rate risk profile and take corrective action as appropriate.

If interest rates were to increase by 100 basis points, net interest income would likely improve by around $2.199 million, or 4.52%, relative to a stable interest rate scenario. Since many of our variable-rate loans are currently at rate floors, the initial gain in net interest income in rising rates is of lower magnitude than the drop under declining rates because of the re-pricing lag that occurs while variable rates are increasing to floored levels. The larger the increase in interest rates, however, the more our net interest margin benefits.

The economic (or “fair”) value of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is essentially a gauge of longer-term exposure to interest rate risk. It is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, and this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of December 31, 2011, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in EVE (in $000’s)	-$23,038	-$47,287	-$26,170	+$23,806	+$30,614	+$41,577
% Change	-7.37%	-15.12%	-8.37%	+7.61%	+9.79%	+13.30%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates. The changes in EVE are not symmetrical, however, due to the optionality inherent in certain financial instruments. Our EVE profile has changed substantially in recent periods, moving from unfavorable exposure to a benefit under rising rates, due in part to growth in non-maturity deposits and adjustments applied to deposit decay rates and loan prepayment rates in order to better reflect historical patterns. Effectively, lower deposit decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater, as would be the case in a rising rate environment. However, the same changes that have improved our profile in rising rate scenarios have created somewhat greater exposure to declining rates. That negative impact was exacerbated by the acceleration of loan prepayment rates in declining rate scenarios. While still negative, we see a favorable swing in EVE as interest rates drop from 200 basis points to 300 basis points. This is due to the longer duration of our fixed-rate assets relative to our fixed-rate liabilities, and the resulting impact of a significant rate decline on financial instrument fair values. As noted previously, however, management is of the opinion that the probability of a significant rate decline is extremely low.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures of market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management”.

Item 8. Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

		Page
I.	Independent Auditor’s Report from Vavrinek, Trine, Day & Co., LLP	62

II.	Consolidated Balance Sheets – December 31, 2011 and 2010	63

III.	Consolidated Statements of Income – Years Ended
	December 31, 2011, 2010, and 2009	64

IV.	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended
	December 31, 2011, 2010, and 2009	65

V.	Consolidated Statements of Cash Flows – Years Ended
	December 31, 2011, 2010, and 2009	66

VI.	Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2011 and 2010, and the results of its operations, changes in its shareholders' equity, and its cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2012 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 12, 2012

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
ASSETS
Cash and due from banks	$42,805	$42,110
Interest-bearing deposits in banks	20,231	325
Federal funds sold	-	210
Cash and cash equivalents	63,036	42,645
Investment securities available-for-sale	406,471	331,730
Loans held-for-sale	1,354	914
Loans and leases, net of allowance for loan and lease losses of
$17,283 in 2011 and $21,138 in 2010	740,929	783,601
Premises and equipment, net	20,721	20,190
Operating leases, net	384	904
Foreclosed assets	15,364	20,691
Goodwill	5,544	5,544
Other assets	81,602	80,352
Total Assets	$1,335,405	$1,286,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$300,045	$251,908
Interest bearing	786,223	800,366

Total Deposits	1,086,268	1,052,274

Federal funds purchased and repurchase agreements	3,037	-
Short-term borrowings	17,120	14,650
Long-term borrowings	15,000	15,000
Subordinated debentures	30,928	30,928
Other liabilities	14,488	14,122

Total liabilities	1,166,841	1,126,974

Commitments and contingencies (Note 11)

Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares
authorized; none issued
Common stock, no par value; 24,000,000 shares authorized;
14,101,609 and 13,976,741 shares issued and outstanding
in 2011 and 2010 resectively	64,321	63,477
Additional paid in capital	2,221	1,652
Retained earnings	98,174	93,570
Accumulated other comprehensive income, net of taxes of
$2,676 in 2011 and $650 in 2010	3,848	898
Total shareholders' equity	168,564	159,597
Total liabilities and shareholders' equity	$1,335,405	$1,286,571

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands, except per share data)

	2011	2010	2009
Interest income:
Interest and fees on loans and leases	$46,959	$53,057	$59,284
Interest on investment securities:
Taxable	8,753	8,025	8,300
Exempt from federal tax	2,834	2,709	2,476
Interest on Federal funds sold and interest-bearing deposits	68	40	86
Total interest income	58,614	63,831	70,146

Interest expense:
Interest on deposits	4,305	6,121	10,040
Interest on short-term borrowings	55	190	425
Interest on long-term borrowings	569	604	798
Interest on subordinated debentures	728	734	914
Total interest expense	5,657	7,649	12,177

Net Interest Income	52,957	56,182	57,969

Provision for loan and lease losses	12,000	16,680	21,574
Net Interest Income after Provision for Loan
and lease losses	40,957	39,502	36,395

Non-interest revenue:
Service charges on deposit accounts	9,543	11,212	11,552
Gain on sale of loans	139	105	81
Credit card fees	411	391	417
Checkcard fees	2,519	2,261	1,782
Gains on sales and calls of investment securities
available-for-sale	1,660	2,643	1,099
Other-than-temporary impairment losses on equity securities	(1,370)	-	-
Increase in cash surrender value of life insurance	934	1,382	1,561
Loss on sale of foreclosed assets	(451)	(1,535)	(204)
Other income	1,261	1,402	991

Total non-interest income	14,646	17,861	17,279

Other operating expense:
Salaries and employee benefits	20,669	20,869	18,963
Occupancy and equipment expense	6,758	7,040	6,949
Other	19,832	22,325	18,226

Total non-interest expense	47,259	50,234	44,138

Income before income taxes	8,344	7,129	9,536

Provision for income taxes	564	(234)	608

Net Income	$7,780	$7,363	$8,928

Earnings per share:
Basic	$0.55	$0.61	$0.86

Diluted	$0.55	$0.60	$0.86

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
For Three Years Ended December 31, 2011
(Dollars in thousands, except share data)

	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2009	9,673,291	$20,891	$998	$83,932	$979	$106,800

Comprehensive income:
Net Income				8,928		8,928
Net change in unrealized gain on
investment securities available-
for-sale, net of tax					1,740	1,740
Comprehensive income						10,668
Issuance of Common stock	1,935,000	20,375				20,375
Exercise of stock options and related
tax benefit	12,200	105				105
Stock compensation costs			250			250
Cash dividends - $.40 per share				(4,067)		(4,067)
Other, net				349		349
Balance, December 31, 2009	11,620,491	41,371	1,248	89,142	2,719	134,480

Comprehensive income:
Net Income				7,363		7,363
Net change in unrealized gain on
investment securities available-
for-sale, net of tax					(1,821)	(1,821)
Comprehensive income						5,542
Issuance of Common stock	2,325,000	21,864				21,864
Exercise of stock options and related
tax benefit	31,250	242	19			261
Stock compensation costs			385			385
Cash dividends - $.24 per share				(2,935)		(2,935)
Balance, December 31, 2010	13,976,741	63,477	1,652	93,570	898	159,597

Comprehensive income:
Net Income				7,780		7,780
Net change in unrealized gain on
investment securities available-
for-sale, net of tax					2,950	2,950
Comprehensive income						10,730
Reversal of Cumulative effect of change
in accounting principle (EITF 06-4)				191		191
Expense related to issuance of common stock		(23)				(23)
Exercise of stock options and related
tax benefit	124,868	867	109			976
Stock compensation costs			460			460
Cash dividends - $.24 per share				(3,367)		(3,367)
Balance, December 31, 2011	14,101,609	$64,321	$2,221	$98,174	$3,848	$168,564

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2011, 2010, and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income	$7,780	$7,363	$8,928
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on investment of securities	(1,660)	$(2,643)	$(1,099)
Other-than-temporary impairment loss	1,370	-	-
Gain on sales of loans	(139)	(105)	(81)
Loss on disposal of fixed assets	25	243	52
Loss on sale on foreclosed assets	451	1,536	204
Writedown on foreclosed assets	4,184	5,045	1,265
Share-based compensation expense	460	385	250
Provision for loan losses	12,000	16,680	21,574
Depreciation and amortization	2,695	2,890	3,103
Net amortization on securities premiums and discounts	5,874	3,469	548
Increase in unearned net loan fees	(509)	(752)	(726)
Increase in cash surrender value of life insurance policies	(934)	(1,522)	(1,561)
Proceeds from sales of loans	7,210	2,705	7,393
Originations of Loans Held For Sale	(7,511)	(3,138)	(7,488)
Decrease (Increase) in interest receivable and other assets	2,354	2,365	(1,506)
Increase (Decrease) in other liabilities	666	(568)	1,572
Net Decrease in FHLB and CEDLI stock, at cost	1,321	1,000	-
Deferred income tax benefit	(881)	(2,919)	(8,745)
Excess tax benefit from equity based compensation	(109)	(19)	(11)

Net cash provided by operating activities	34,647	32,015	23,672

Cash flows from investing activities:
Maturities of securities available for sale	7,107	6,787	8,737
Proceeds from sales/calls of securities available for sale	46,872	75,319	30,197
Purchases of securities available for sale	(205,500)	(208,477)	(120,268)
Principal paydowns on securities available for sale	76,171	68,838	50,133
Decrease in loans receivable, net	24,661	48,930	27,659
Purchases of premises and equipment, net	(2,734)	(2,481)	(3,437)
Proceeds from sales of foreclosed assets	7,212	9,798	1,603
Purchase of bank owned life insurance	(5,132)	-	-

Net cash used in investing activities	(51,343)	(1,286)	(5,376)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

Cash flows from financing activities:	2011	2010	2009
Increase (Decrease) in deposits	33,994	(73,158)	63,934
Increase (Decrease) in borrowed funds	2,470	(350)	(59,500)
Increase (Decrease) in Repurchase Agreements	3,037	-	(24,419)
Cash dividends paid	(3,367)	(2,935)	(4,067)
(Expense) Proceeds from issuance of Common Stock	(23)	21,864	20,375
Stock options exercised	867	242	94
Excess tax provision from equity based compensation	109	19	11

Net cash provided by (used in) financing activities	37,087	(54,318)	(3,572)

Increase (Decrease) in cash and due from banks	20,391	(23,589)	14,724

Cash and cash equivalents, beginning of year	42,645	66,234	51,510

Cash and cash equivalents, end of year	$63,036	$42,645	$66,234

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$5,492	$8,155	$12,512
Income taxes	$1,643	$5,360	$4,830

Non-cash investing activities
Real estate acquired through foreclosure	$6,520	$15,993	$24,653

Change in unrealized net gains on
Investment securities available-for-sale	$4,975	$(3,145)	$3,002

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

Sierra Bancorp (the "Company") is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California. The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the "Bank") in August 2001. The Company's principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. The Company’s only other direct subsidiaries are Sierra Statutory Trust II, which was formed in March 2004 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Capital Trust III, which was formed in June 2006 also for the purpose of issuing capital trust pass-through securities.

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

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' balances to conform to classifications used in 2011. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

In accordance with U.S. GAAP, the Company's investments in Sierra Statutory Trust II and Sierra Capital Trust III are not consolidated and are accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company's consolidated balance sheet.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans and Leases (Financing Receivables)

Our credit quality classifications of Loans and Leases include Pass, Special Mention, Substandard and Impaired. These classifications are defined in Note 4 (Loans and Leases) to our consolidated financial statements.

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

Interest income for all performing loans, regardless of classification (Pass, Special Mention, Substandard and Impaired), is recognized on an accrual basis, with interest accrued daily. Costs associated with successful loan originations are netted from loan origination fees, with the net amount (net deferred loan fees) amortized over the contractual life of the loan in interest income. If a loan has scheduled periodic payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan. Fees received for loan commitments are recognized as interest income over the term of the commitment. When loans are repaid, any remaining unamortized balances of deferred fees and costs are accounted for through interest income.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Generally, the Company places loans and leases, regardless of class on nonaccrual status and ceases recognizing interest income when the loan has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. Subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

Impaired loans are classified as either nonaccrual or accrual, depending on individual circumstances regarding the collectability of interest and principal according to the contractual terms. For performing impaired loans and leases, interest income is accrued and recognized on a daily basis and applied to current income. For nonaccrual impaired loans and leases, all unpaid accrued interest is reversed against current income, unless the loan or lease is well secured and in the process of collection. Interest received on nonaccrual impaired loans and leases is generally applied to principal or reported as interest income, according to management’s judgment as to the collectability of principal. The accrual of interest on loans and leases is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due.

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

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a troubled debt restructuring ("TDR") when due to a borrower's financial difficulties the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. TDR’s may be removed from TDR designation in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest.

A TDR is generally considered to be in default when it appears likely that the customer will not be able to repay all principal and interest pursuant to the terms of the restructured agreement.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management's judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio. The allowance for loan and lease losses is increased by a provision for loan and lease losses, which is charged to expense, and reduced by charge-offs, net of recoveries. The amount of the allowance is based on management's evaluation of the collectability of the loan and lease portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions. This evaluation also considers the balance of impaired loans and leases. A loan or lease is impaired when it is probable that the Bank will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan or lease agreement. Losses on individually identified loans or leases are measured based on the present value of expected future cash flows discounted at the original effective interest rate of the loan or lease, with any changes over time recognized as bad debt expense in our provision for loan losses. As a practical expedient, impairment may be measured based on the loan's or lease's observable market price or the fair value of the collateral if the loan or lease is collateral dependent. The amount of impairment, if any, is recorded through the provision for loan and lease losses and is added to the allowance for loan and lease losses. One-to-four family residential mortgages and consumer installment loans are subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors.

General reserves cover non-impaired loans and are based on historical migration net loss rates for each portfolio segment by call report code, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments; changes in nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in quality of the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of the other external factors such as competition and legal and regulatory requirements.

Most of the Company’s business activity is with customers located within the Central Valley of California; primarily Fresno, Kings, Tulare and Kern Counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these counties. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include Direct Financing leases, Agricultural, Commercial and Industrial, Real Estate, Small Business Administration, and Consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer related loans; and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios for consumer related loans.

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

Reserve for Off-Balance Sheet Commitments

In addition to the exposure to credit loss from outstanding loans, the Company is also exposed to credit loss from certain off-balance sheet commitments such as unused commitments from revolving lines of credit, mortgage warehouse lines of credit, unused commitments on construction loans and commercial and standby letters of credit. Because the available funds have not yet been disbursed on these commitments the estimated losses are not included in the calculation of ALLL. The reserve for off-balance sheet commitments is an estimated loss contingency which is included in other liabilities on the Consolidated Balance Sheets. The adjustments to the reserve for off-balance sheet commitments are reported as a noninterest expense. This reserve is for estimated losses that could occur when the Company is contractually obligated to make a payment under these instruments and must seek repayment from a party that may not be as financially sound in the current period as it was when the commitment was originally made.

Sale and Servicing of Loans

The Company periodically originates loans intended to be sold on the secondary market. These loans are recorded as held for sale and reported at the lower of cost or fair value in the Consolidated Balance Sheets. The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. These loans are generally held between 30 to 90 days from their origination date. Loans held for sale by the Company are residential real estate loans. Loans classified as held for sale are disclosed in Note 4, “Loans” of these Consolidated Financial Statements.

Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold. Book value allocations are determined in accordance with U.S. GAAP. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2011, 2010 or 2009 regarding these representations and warranties.

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

Foreclosed Assets

Foreclosed assets include real estate, and other property acquired in full or partial settlement of loan obligations. When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the appraised fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on foreclosed assets is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on foreclosed assets which is included in other non-interest expense. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other non-interest income or expense as incurred.

Goodwill

The Company acquired Sierra National Bank in 2000, and the acquisition was accounted for using the purchase method of accounting. The goodwill resulting from this transaction represents the amount by which the purchase price exceeded the fair value of the net assets. In accordance with U.S. GAAP the Company evaluates goodwill periodically for impairment. There was no impairment recognized for the years ended December 31, 2011, 2010, and 2009.

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

The Company adopted guidance issued by the FASB accounting for income taxes, effective January 1, 2007, which clarifies the accounting and disclosure for uncertainty in tax positions as defined. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2011 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

The Company recognizes interest and penalties related to uncertain tax positions as part of income tax expense.

Salary Continuation Agreements and Directors' Retirement Plan

The Company has entered into agreements to provide members of the Board of Directors and certain key executives, or their designated beneficiaries, with annual benefits for up to fifteen years after retirement or death. The Company accrues for these future benefits from the effective date of the plan until the director's or executive's expected retirement date in a systematic and rational manner. At the consolidated balance sheet date, the amount of accrued benefits equals the then present value of the benefits expected to be provided to the director or employee, any beneficiaries, and covered dependents in exchange for the director's or employee's services to that date.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains on securities available-for-sale, net of an adjustment for the effects of realized gains and losses and any applicable tax. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income after the adjustment for the effects of realized gains and losses. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statement of changes in shareholders' equity.

Stock-Based Compensation

At December 31, 2011, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan is for 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards. The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated. The outstanding options issued under the 1998 Plan were not affected by this termination.

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

	2011	2010	2009
Dividend yield	2.27%	2.24%	4.54%
Expected Volatility	52.92%	54.22%	52.17%
Risk-free interest rate	1.06%	1.18%	2.33%
Expected option life	6.8 years	5.8 years	5.8 years

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,008	$18	$-	$2,026
Obligations of state and
political subdivisions	67,851	3,634	(145)	71,340
U.S. Government agencies
collateralized by mortgage
obligations	328,751	4,467	(1,460)	331,758
Equity Securities	1,336	11	-	1,347
	$399,946	$8,130	$(1,605)	$406,471

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$4,954	$108	$-	$5,062
Obligations of state and
political subdivisions	70,201	1,069	(1,168)	70,102
U.S. Government agencies
collateralized by mortgage
obligations	252,320	3,853	(1,030)	255,143
Equity Securities	2,705	79	(1,361)	1,423
	$330,180	$5,109	$(3,559)	$331,730

For the years ended December 31, 2011, 2010, and 2009, proceeds from sales of securities available-for-sale were $45.7 million, $69.0 and $30.2 respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of investment securities for the years ended were as follows (dollars in thousands):

	2011	2010	2009
Gross Gains on Sales and Calls of
Investment Securities	$1,666	$2,643	$1,099
Gross Losses on Sales and Calls of
Investment Securities	(6)	-	-

Net Gains on Sales and Calls of
Investment Securities	$1,660	$2,643	$1,099

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2011 and 2010, the Company had 80 and 141 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of state and
political subdivisions	$(26)	$1,735	$(119)	$1,978
U.S. Government agencies
collateralized by mortgage
obligations	(1,433)	144,953	(28)	949
Other Securities	-	-	-	-
Total	$(1,459)	$146,688	$(147)	$2,927

	December 31, 2010
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Obligations of state and
political subdivisions	$(884)	$24,728	$(283)	$2,478
U.S. Government agencies
collateralized by mortgage
obligations	(1,009)	108,203	(21)	558
Other Securities	-	-	(1,292)	1,408
Total	$(1,893)	$132,931	$(1,596)	$4,444

The Company has reviewed all sectors and securities in the investment portfolio for impairment. During the year ended December 31, 2011 the Company realized a loss through earnings on five equity securities for $1,370,000. The referenced securities were previously carried on the Company’s books at their fair market values with mark to market adjustments applied directly to equity. Since the securities were in a continuous loss position since mid-2008 and the near-term prospect of price recovery was increasingly uncertain, the Company recognized the loss through earnings.

The Company has concluded as of December 31, 2011 that all remaining securities, other than those previously mentioned above, currently in an unrealized loss position are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the security, 2) the Company does not intend to sell the security, 3) the Company does not anticipate it will be required to sell the security before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the security.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2011 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Maturing within one year	$3,767	$3,813
Maturing after one year through five years	212,603	216,416
Maturing after five years through ten years	54,831	57,287
Maturing after ten years	16,380	17,126

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by
mortgage obligations	111,029	110,482
Other securities	1,336	1,347
	$399,946	$406,471

Investment securities available-for-sale with amortized costs totaling $203,494,000 and estimated fair values totaling $207,940,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2011. (see Note 8)

Investment securities available-for-sale with amortized costs totaling $142,700,000 and estimated fair values totaling $145,837,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2010. (see Note 8)

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2011	2010
Real estate:
Secured by residential, commercial and professional
office properties, including construction and
development	$328,972	$360,517
Secured by residential properties	188,117	200,156
Secured by farm land	60,143	61,293

Total Real Estate Loans	577,232	621,966

Commercial and industrial	99,408	94,768
Agricultural	17,078	13,457
Small Business Administration loans	21,006	18,616
Consumer	36,124	45,585
Direct Financing leases	6,743	10,234

Total Loans	757,591	804,626

Deferred loan and lease origination cost, net	621	113
Allowance for loan and lease losses	(17,283)	(21,138)

Loans, net	$740,929	$783,601

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2011 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family
residential construction	$4,240	$2,004	$-	$2,244	$8,488
Other Construction/Land	18,185	8,873	1,015	11,987	40,060
1-4 family - closed-end	75,765	7,574	1,354	20,260	104,953
Equity Lines	62,867	456	1,795	1,379	66,497
Multi-family residential	4,620	618	-	2,941	8,179
Commercial real estate
owner occupied	141,245	23,289	8,878	9,658	183,070
Commercial real estate
Non-owner occupied	64,746	7,463	4,514	29,120	105,843
Farmland	47,719	1,878	3,626	6,919	60,142

Total Real Estate	419,387	52,155	21,182	84,508	577,232

Agricultural	15,477	1,574	27	-	17,078
Commercial and Industrial	83,780	7,529	3,078	5,021	99,408
Small Business
Administration loans	16,251	-	852	3,903	21,006
Direct finance leases	6,089	63	-	591	6,743
Consumer loans	30,004	1,006	808	4,306	36,124

Total Gross Loans and Leases	$570,988	$62,327	$25,947	$98,329	$757,591

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2010 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family
residential construction	$4,309	$5,500	$-	$4,057	$13,866
Other Construction/Land	24,988	17,979	1,411	7,669	52,047
1-4 family - closed-end	83,543	6,345	2,326	12,331	104,545
Equity Lines	66,560	1,426	1,558	1,239	70,783
Multi-family residential	4,930	3,076	-	2,956	10,962
Commercial real estate
owner occupied	149,451	18,892	11,936	7,691	187,970
Commercial real estate
Non-owner occupied	79,842	7,498	6,051	27,109	120,500
Farmland	35,949	21,091	3,848	405	61,293

Total Real Estate	449,572	81,807	27,130	63,457	621,966

Agricultural	11,547	1,673	237	-	13,457
Commercial and Industrial	79,083	8,156	5,425	2,104	94,768
Small Business
Administration loans	13,219	1,335	621	3,441	18,616
Direct finance leases	9,604	129	-	501	10,234
Consumer loans	42,436	830	775	1,544	45,585

Total Gross Loans and Leases	$605,461	$93,930	$34,188	$71,047	$804,626

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance, beginning of year	$21,138	$23,715	$15,094
Provision for loan and lease losses	12,000	16,680	21,574
Losses charged to allowance	(16,987)	(20,337)	(14,404)
Recoveries	1,132	1,080	1,451

Balance, end of year	$17,283	$21,138	$23,715

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

The following table presents the activity in the allowance for loan losses for the year 2011 and the recorded investment in loans and impairment method as of December 31, 2011 by portfolio segment (dollars in thousands):

	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total
Allowance for credit losses:
Beginning of year	$10,143	$62	$6,379	$1,274	$284	$2,996	$21,138
Charge-offs	(10,596)	-	(3,407)	(148)	(82)	(2,754)	(16,987)
Recoveries	418	-	323	71	57	263	1,132
Provision	8,295	(43)	1,343	250	52	2,103	12,000

End of year	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Reserves:
Specific	$5,229	$-	$1,481	$1,212	$291	$541	$8,754
General	3,031	19	3,157	235	20	2,067	8,529

	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Loans evaluated for impairment:
Individually	$84,508	$-	$5,021	$3,903	$591	$4,306	$98,329
Collectively	492,724	17,078	94,387	17,103	6,152	31,818	659,262

	$577,232	$17,078	$99,408	$21,006	$6,743	$36,124	$757,591

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following table presents the activity in the allowance for loan losses for the year 2010 and the recorded investment in loans and impairment method as of December 31, 2010 by portfolio segment (dollars in thousands):

	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total
Allowance for credit losses:
Beginning of year	$12,348	$10	$5,996	$1,010	$599	$3,752	$23,715
Charge-offs	(10,709)	-	(4,998)	(293)	(646)	(3,691)	(20,337)
Recoveries	120	-	462	63	159	276	1,080
Provision	8,384	52	4,919	494	172	2,659	12,000

End of year	$10,143	$62	$6,379	$1,274	$284	$2,996	$21,138

Reserves:
Specific	$5,230	$-	$1,021	$1,091	$123	$564	$8,029
General	4,913	62	5,358	183	161	2,432	13,109

	$10,143	$62	$6,379	$1,274	$284	$2,996	$21,138

Loans evaluated for impairment:
Individually	$63,457	$-	$2,104	$3,441	$501	$1,544	$71,047
Collectively	558,509	13,457	92,664	15,175	9,733	44,041	733,579

	$621,966	$13,457	$94,768	$18,616	$10,234	$45,585	$804,626

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Past due and nonaccrual loans as of December 31, 2011 were as follows (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 family residential
construction	$-	$-	$-	$-	$8,488	$8,488	$2,244
Other Construction/Land	1,354	-	1,417	2,771	37,289	40,060	4,083
1-4 family - closed-end	1,777	1,835	1,661	5,273	99,680	104,953	7,605
Equity Lines	253	511	640	1,404	65,093	66,497	1,309
Multi-family residential	-	-	2,941	2,941	5,238	8,179	2,941
Commercial real estate
owner occupied	3,070	1,038	5,581	9,689	173,381	183,070	7,086
Commercial real estate
Non-owner occupied	1,031	577	7,128	8,736	97,107	105,843	13,958
Farmland	6,436	-	188	6,624	53,518	60,142	6,919

Total Real Estate Loans	13,921	3,961	19,556	37,438	539,794	577,232	46,145

Agricultural	-	-	-	-	17,078	17,078	-
Commercial and Industrial	701	386	3,160	4,247	95,161	99,408	3,778
Small Business
Administration Loans	828	917	2,715	4,460	16,546	21,006	3,452
Direct finance leases	63	-	591	654	6,089	6,743	591
Consumer loans	520	619	838	1,977	34,147	36,124	2,144

Total Gross Loans and Leases	$16,033	$5,883	$26,860	$48,776	$708,815	$757,591	$56,110

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Past due and nonaccrual loans as of December 31, 2010 were as follows (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 family residential
construction	$4,075	$-	$-	$4,075	$9,791	$13,866	$4,057
Other Construction/Land	9,662	1,385	7,563	18,610	33,437	52,047	6,185
1-4 family - closed-end	5,902	80	2,210	8,192	96,353	104,545	4,894
Equity Lines	758	110	1,130	1,998	68,785	70,783	1,239
Multi-family residential	2,634	-	-	2,634	8,328	10,962	-
Commercial real estate
owner occupied	1,141	1,255	6,788	9,184	178,786	187,970	7,412
Commercial real estate
Non-owner occupied	9,881	918	4,654	15,453	105,047	120,500	14,704
Farmland	-	-	214	214	61,079	61,293	405

Total Real Estate Loans	34,053	3,748	22,559	60,360	561,606	621,966	38,896

Agricultural	-	-	-	-	13,457	13,457	-
Commercial and Industrial	1,977	669	1,281	3,927	90,841	94,768	2,005
Small Business
Administration Loans	19	-	2,927	2,946	15,670	18,616	3,440
Direct finance leases	129	-	501	630	9,604	10,234	501
Consumer loans	954	319	850	2,123	43,462	45,585	1,112

Total Gross Loans and Leases	$37,132	$4,736	$28,118	$69,986	$734,640	$804,626	$45,954

Generally, the Company places loans and leases, regardless of class on nonaccrual status and ceases recognizing interest income when the loan has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. Subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	December 31,

	2011	2010

Impaired loans without a valuation allowance	$49,625	$32,035
Impaired loans with a valuation allowance	$48,704	$39,012
Total impaired loans(1)	$98,329	$71,047
Valuation allowance related to impaired loans	$8,754	$8,029
Total non-accrual loans	$56,110	$45,954
Total loans past-due ninety days or more and still accruing	$48	$-

(1) Principal balance only

Individually impaired loans as of December 31, 2011 were as follows (dollars in thousands):

	Unpaid Principal Balance (1)	Recorded Investment (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized (3)
With an Allowance Recorded
Real Estate:
Construction and
land development	$3,665	$3,094	$748	$3,113	$89
1-4 Family residential	9,158	9,129	1,064	9,140	222
Multifamily residential	2,941	2,941	850	2,950	-
Commercial real estate
and other	21,082	21,082	2,567	21,487	298
Commercial and Industrial	8,628	8,600	2,984	8,691	26
Consumer and Other	3,896	3,858	541	3,920	56
	49,370	48,704	8,754	49,301	691
With no Related Allowance
Recorded
Real Estate:
Construction and
land development	$16,524	$11,137	$-	$11,395	$193
1-4 Family residential	12,774	12,510	-	12,568	101
Multifamily residential	-	-	-	-	-
Commercial real estate
and other	25,335	24,614	-	25,125	207
Commercial and Industrial	916	916	-	965	11
Consumer and Other	448	448	-	462	11
	55,997	49,625	-	50,515	523
Total	$105,367	$98,329	$8,754	$99,816	$1,214

(1) Contractual principal balance due from customer
(2) Principal balance on Bank's books, less any direct charge offs
(3) Interest income is recognized on performing balances on a regular accrual basis

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2010 were as follows (dollars in thousands):

	Unpaid Principal Balance (1)	Recorded Investment (2)	Related Allowance	Average Recorded Investment	Interest Income Recognized (3)
With an Allowance Recorded
Real Estate:
Construction and
land development	$6,493	$5,078	$1,544	$9,278	$43
1-4 Family residential	8,047	8,020	1,068	8,031	181
Multifamily residential	2,956	2,956	37	2,959	212
Commercial real estate
and other	15,749	15,749	2,580	17,001	155
Commercial and Industrial	6,065	6,039	2,235	6,493	1
Consumer and Other	1,170	1,170	565	1,185	18
	40,480	39,012	8,029	44,947	610
With no Related Allowance
Recorded
Real Estate:
Construction and
land development	$10,264	$6,648	$-	$6,887	$129
1-4 Family residential	5,782	5,551	-	5,558	99
Multifamily residential	-	-	-	-	-
Commercial real estate
and other	19,456	19,456	-	19,518	736
Commercial and Industrial	6	6	-	8	-
Consumer and Other	374	374	-	376	1
	35,882	32,035	-	32,347	965
Total	$76,362	$71,047	$8,029	$77,294	$1,575

(1) Contractual principal balance due from customer
(2) Principal balance on Bank's books, less any direct charge offs
(3) Interest income is recognized on performing balances on a regular accrual basis

	December 31,

	2011	2010	2009
Average Investment in Impaired Loans	$99,816	$77,294	$62,101
Interest Income Recognized on Impaired Loans	$1,214	$1,575	$1,325
Interest Income Recognized on a cash basis on impaired loans	$-	$-	$-

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $2,647,000 and $24,000 in commercial loan balances, $55,177,000 and $33,112,000 in real estate secured loans and $3,220,000 and $548,000 in consumer loan balances, which were modified in troubled debt restructurings and impaired at December 31, 2011 and 2010, respectively.

Additional commitments to existing customers with restructured loans totaled $13,929,000 and $221,000 with $13,723,000 and $102,000 in balances outstanding at December 31, 2011 and 2010 respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	December 31,

	2011	2010	2009
Interest that would have been recorded under
the loans’ original terms	$4,353	$3,929	$3,485
Less gross interest recorded	1,328	1,219	1,191
Foregone interest	$3,025	$2,710	$2,294

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8). These loans totaled $338,868,000 and $368,139,000 at December 31, 2011 and 2010, respectively.

Salaries and employee benefits totaling $2,586,000, $2,376,000, and $2,554,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2011, 2010 and 2009, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

During the period ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans, include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following table presents troubled debt restructurings by type of modification during the period ending December 31, 2011 (dollars in thousands):

	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other Construction/Land	$-	$555	$-	$754	$-	$6,188	$-	$7,497
1-4 family - closed-end	-	6,419	-	151	561	48	421	7,600
Equity Lines	-	71	426	-	78	-	-	575
Commercial real estate
owner occupied	-	1,893	1,231	297	542	-	-	3,963
Commercial real estate
Non-owner occupied	7,400	-	-	1,069	6,420	-	-	14,889

Total Real Estate Loans	7,400	8,938	1,657	2,271	7,601	6,236	421	34,524

Agricultural products	-	-	-	-	-	-	12	12
Commercial and Industrial	19	342	23	1,188	-	384	-	1,956
Consumer Loans	278	495	-	2,069	282	-	85	3,209
Small Business
Administration loans	-	621	106	46	-	-	-	773
	$7,697	$10,396	$1,786	$5,574	$7,883	$6,620	$518	$40,474

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following table presents loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2011 (dollars in thousands):

		Pre-	Post-		Subsequent Default
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference (1)	Number of Loans	Recorded Investment
Real Estate:
Other Construction/Land	21	$7,497	$7,497	$(2)	0	$-
1-4 family - closed-end	12	7,600	7,600	109	0	-
Equity Lines	4	575	575	33	1	215
Commercial real estate
owner occupied	6	3,963	3,963	(23)	3	2,315
Commercial real estate
Non-owner occupied	7	15,235	14,889	(375)	0	-

Total Real Estate Loans		34,870	34,524	(258)		2,530

Agricultural products	1	12	12	-	0	-
Commercial and Industrial	21	1,956	1,956	(68)	0	-
Consumer Loans	57	3,209	3,209	(130)	2	298
Small Business
Administration loans	7	775	773	136	0	-

		$40,822	$40,474	$(320)		$2,828

(1) This represents the change in the ALL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

In the table above, the TDR’s that subsequently defaulted increased our allowance for loan and lease losses by $240,000 for the year ended December 31, 2011 and one of the TDR defaults resulted in a charge off of $248,000. The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDR’s during the year ended December 31, 2011 is $2,199,000.

Interest income for all performing loans, regardless of class (Pass, Special Mention, Substandard and Impaired), is recognized on an accrual basis, with interest accrued daily. Costs associated with successful loan originations are netted from loan origination fees, with the net amount (net deferred loan fees) amortized over the contractual life of the loan in interest income. If a loan has scheduled periodic payments, the amortization of the net deferred loan fee is calculated using the effective interest method over the contractual life of the loan. If the loan does not have scheduled payments, such as a line of credit, the net deferred loan fee is recognized as interest income on a straight line basis over the contractual life of the loan. Fees received for loan commitments are recognized as interest income over the term of the commitment. When loans are repaid, any remaining unamortized balances of deferred fees and costs are accounted for through interest income.

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2011, 2010, and 2009, all mortgage loans that were sold by the Bank were sold without retention of related servicing. The Bank's servicing portfolio at December 31, 2011, 2010 and 2009 totaled $506,000, $4,778,000 and $8,132,000, respectively. At December 31, 2011, loans were principally serviced for one investor.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2011	2010

Land	$2,607	$2,549
Buildings and improvements	16,662	12,322
Furniture, fixtures and equipment	22,092	21,378
Leasehold improvements	8,723	9,880
	50,084	46,129
Less accumulated depreciation
and amortization	29,375	26,972

Construction in progress	12	1,033

	$20,721	$20,190

Depreciation and amortization included in occupancy and equipment expense totaled $2,505,000, $2,496,000, and $2,668,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2011	2010
Accrued interest receivable	$5,368	$5,673
Deferred tax assets	11,726	12,871
Prepaid taxes	2,261	1,274
Investment in limited partnerships	9,927	10,899
Federal Home Loan Bank stock, at cost	6,689	7,985
Cash surrender value of officer life insurance
policies	37,657	31,591
Other	7,974	10,059
	$81,602	$80,352

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has remaining capital commitments to these partnerships at December 31, 2011 in the amount of approximately $142,000. Such amounts are included in other liabilities on the consolidated balance sheet.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”).

The largest of these is the Company’s $6,689,000 investment in FHLB stock. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB. The balance normally fluctuates with the Company’s level of borrowing; however, the FHLB had temporarily suspended their normal repurchase activities in 2010 with limited repurchase activity resuming in the second quarter of 2010. The FHLB is monitoring its overall financial performance and level of capital to determine the status of capital stock repurchases in future quarters.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2011	2010
Interest Bearing Demand Deposits	$68,777	$-
NOW	187,155	184,360
Savings	91,376	74,682
Money Market	76,396	156,170
CDAR's, Under $100,000	943	1,614
CDAR's, $100,000 or more	17,119	31,652
Time, Under $100,000	106,610	164,223
Time, $100,000 or more	222,847	187,665
Brokered Deposits	15,000	-
	$786,223	$800,366

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2012	$341,058
2013	7,997
2014	6,148
2015	6,491
2016	231
Thereafter	594
$362,519

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2011	2010	2009
Interest Bearing Demand Deposits	$137	$-	$-
NOW	860	1,682	568
Savings	203	174	167
Money Market	506	914	1,886
CDAR's, Under $100,000	5	48	363
CDAR's, $100,000 or more	194	573	1,841
Time, Under $100,000	1,001	1,283	1,844
Time, $100,000 or more	1,223	1,237	2,136
Brokered Deposits	176	210	1,235

	$4,305	$6,121	$10,040

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands).

	2011		2010

	Amount	Fixed Rate	Amount	Fixed Rate

As of December 31:
Repurchase agreements	$3,037	.60%	$-	-
Overnight Federal Home Loan
Bank advances	17,120	.05%	9,650	.07%
Federal Home Loan Bank advances	-	-	5,000	3.36%
	$20,157		$14,650

The Company had fixed-rate, long-term debt of $15,000,000 with the Federal Home Loan Bank at December 31, 2011 which matures through 2013. The contractual maturities of long-term debt are as follows (dollars in thousands).

Year Ending December 31,	Amount	Weighted Average Rate

2012	$10,000	3.65%
2013	$5,000	3.93%

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $55,000,000 and $45,000,000 at December 31, 2011 and 2010, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2011 and December 31, 2010, respectively.

At December 31, 2011, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $116,052,000 secured by government agencies and whole loan collateral.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Federal:
Current	$627	$1,354	$6,922
Deferred	(706)	(1,974)	(6,620)
	(79)	(620)	302
State:
Current	818	1,331	2,431
Deferred	(175)	(945)	(2,125)
	643	386	306

	$564	$(234)	$608

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allownace for loan loses	$7,856	$9,476
Foreclosed Assets	3,935	2,790
Deferred compensation	3,373	3,231
Accrued reserves	1,129	392
Non Accrual Loans	929	969
Other than temporary impairment charge	576	-
Other	540	682

Total deferred tax assets	18,338	17,540

Deferred tax assets:
Premises and equipment	(718)	(934)
Deferred loan costs	(2,118)	(2,128)
Unrealised gain on securities available-for-sale	(2,676)	(650)
Other	(1,095)	(957)

Total deferred tax liabilities	(6,607)	(4,669)

Net deferred tax assets	$11,731	$12,871

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax expense at Federal
statutory rate	$2,837	$2,779	$3,338
Increase (decrease) resulting from:
State franchise tax expense, net of
Federal tax effect	540	282	505
Tax exempt income	(1,330)	(923)	(1,376)
Affordable housing tax credits	(1,605)	(1,642)	(1,674)
Other	122	(730)	(185)

	$564	$(234)	$608

Effective tax rate	6.8%	(3.3)%	6.4%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2008, 2009 and 2010 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2007, 2008, 2009 and 2010 are open to audit by the state authorities.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2011, 2010, and 2009, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

10.	SUBORDINATED DEBENTURES

Sierra Statutory Trust II, (“Trust II”) and Sierra Capital Trust III ("Trust III"), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") held by the Trusts and issued and guaranteed by the Company are reflected in the Company's consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company's Tier 1 capital on a pro forma basis. At December 31, 2011, $30,000,000 of trust preferred securities qualified as Tier 1 capital.

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

Leases

The Company leases certain of its branch facilities and administrative offices under non-cancelable operating leases. Rental expense included in occupancy and equipment and other expense totaled $1,167,000, $1,343,000 and $1,322,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum lease payments on non-cancelable operating leases are as follows:

Year Ending December 31,

2012	$1,068,000
2013	1,024,000
2014	986,000
2015	893,000
2016	709,000
Thereafter	4,946,000
$9,626,000

The Company has options to renew its branch facilities and administrative office after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Letter of Credit

The Company holds a letter of credit with the Federal Home Loan Bank of San Francisco totaling $70,000,000.The letter of credit is pledged to secure public deposits at December 31, 2011.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2011 and 2010 were $38,041,000 and $33,152,000, respectively.

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

The Company's exposure to credit loss in the event of nonperformance by the other party for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and letters of credit as it does for loans included on the balance sheet.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2011	2010
Commitments to extend credit	$154,323	$142,309
Standby letters of credit	$11,113	$7,761
Commercial and similar letter of credit	$8,991	$9,435

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest. At December 31, 2011, the Company had $10,150,000 in fixed rate commitments and $144,173,000 in variable rate commitments. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party and are made at variable rates of interest. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Concentration in Real Estate Lending

At December 31, 2011, in management's judgment, a concentration of loans existed in real estate related loans. At that date, approximately 76% of the Company's loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 50% of all real estate loans, while loans secured by non-construction residential properties accounted for 40%, and loans secured by farmland were 10% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a substantial decline in the performance of the economy in general or a decline in real estate values in the Company's primary market areas, in particular, could have an adverse impact on collectability.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY

Share Repurchase Plan

At December 31, 2011, the Company had a stock repurchase plan which was effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be repurchased by the Company from time to time. That amount was supplemented by 250,000 on May, 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

During the year ended December 31, 2011, the Company did not repurchase any shares, leaving 100,669 shares available for repurchase. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Year Ended December 31,
	2011	2010	2009
Basic Earnings Per Share

Net income (dollars in thousands)	$7,780	$7,363	$8,928

Weighted average shares outstanding	14,036,667	12,109,717	10,343,502

Basic earnings per share	$0.55	$0.61	$0.86

Diluted Earnings Per Share

Net income (dollars in thousands)	$7,780	$7,363	$8,928

Weighted average shares outstanding	14,036,667	12,109,717	10,343,502

Effect of dilutive stock options	48,534	82,628	71,582

Weighted average shares outstanding	14,085,201	12,192,345	10,415,084

Diluted earnings per share	$0.55	$0.60	$0.86

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the "1998 Plan") for which shares were reserved for issuance to employees and directors under incentive and non-statutory agreements. The 1998 Plan was assumed by the Company effective August 10, 2001. Effective May 23, 2007, the 1998 Plan was terminated and no further options may be granted there under, but the 190,650 options granted under the 1998 Plan which were still outstanding at December 31, 2011 remain unaffected by that termination.

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

12.	SHAREHOLDERS' EQUITY (Continued)

The maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends. This maximum number covers both restricted stock awards and stock options to be granted under the 2007 Plan, and is in addition to options covering 190,650 shares outstanding under the 1998 Plan at December 31, 2011.

All options under the 2007 Plan must be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, and will be exercisable in installments as provided in individual stock option agreements. In the event of a “Change in Control” as defined in the 2007 Plan, all outstanding options there under shall become exercisable in full (subject to certain notification requirements), and shall terminate if not exercised within a specified period of time, unless such options are assumed by the successor corporation or substitute options are granted. Options will terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within 30 days after such cessation of employment or service.

A summary of the Company’s stock option activity, including options from the 1998 Plan, follows (shares in thousands, except exercise price):

	2011			2010		2009
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding
beginning of year	835	$14.24		757	$15.11	592	$17.11
Exercised	(125)	$6.72		(31)	$7.69	(12)	$7.69
Granted	186	$10.58		180	$10.73	194	$8.80
Canceled	(86)	$10.43		(71)	$17.48	(17)	$18.21

Outstanding,
end of year	810	$14.97	$-	835	$14.24	757	$15.11

Exercisable,
end of year (2)	504	$17.15	$-	553	$14.97	492	$14.84

(1)	The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on changes in the market value of the Company's stock
(2)	The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2011 was 7.89 years and 6.3 years, respectively

Information related to stock options during each year follows:

	2011	2010	2009
Weighted-average grant-date fair value per share	$3.79	$4.21	$2.10
Total intrinsic value of stock options exercised	$465,000	$118,000	$55,000
Total fair value of stock options vested	$-	$839,000	$216,000

Cash received from the exercise of 124,868 shares was $839,000 for the period ended December 31, 2011 with a related tax benefit of $108,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

The Company is using the Black-Scholes model to value stock options. According to U.S. GAAP a charge of $459,000, $385,000 and $250,000 is reflected in the Company’s income statements at December 31, 2011, 2010 and 2009 respectively, as a pre-tax compensation and directors’ expense related to outstanding and vested stock options. The related tax benefit of these options is $189,000, $159,000 and $105,000 for the years ended December 31, 2011, 2010 and 2009 respectively.

Unamortized compensation, and directors expense on unvested stock options outstanding at December 31, 2011 was $575,000 and will be recognized in future periods over 4.3 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank meet all their capital adequacy requirements as of December 31, 2011 and 2010. In addition, as of December 31, 2011 and 2010, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands).

	2011		2010
	Capital		Capital
	Amount	Ratio	Amount	Ratio
Leverage Ratio

Sierra Bancorp and subsidiary	$187,137	14.11%	$179,771	13.84%
Minimum requirement for “Well-Capitalized” institution	66,293	5.0%	64,939	5.0%
Minimum regulatory requirement	53,035	4.0%	51,951	4.0%

Bank of the Sierra	$178,918	13.53%	$169,484	13.07%
Minimum requirement for “Well-Capitalized” institution	66,122	5.0%	64,821	5.0%
Minimum regulatory requirement	52,897	4.0%	51,857	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

	2011		2010
	Capital		Capital
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$187,137	20.46%	$179,771	19.06%
Minimum requirement for “Well-Capitalized” institution	54,885	6.0%	56,581	6.0%
Minimum regulatory requirement	36,590	4.0%	37,720	4.0%

Bank of the Sierra	$178,918	19.63%	$169,484	18.04%
Minimum requirement for “Well-Capitalized” institution	54,697	6.0%	56,363	6.0%
Minimum regulatory requirement	36465	4.0%	37,575	4.0%

Total Risk-Based Capital Ratio

Sierra Bancorp and subsidiary	$198,651	21.72%	$191,676	20.33%
Minimum requirement for “Well-Capitalized” institution	91,476	10.0%	94,301	10.0%
Minimum regulatory requirement	73,180	8.0%	75,441	8.0%

Bank of the Sierra	$190,393	20.89%	$181,348	19.31%
Minimum requirement for “Well-Capitalized” institution	91,161	10.0%	93,938	10.0%
Minimum regulatory requirement	72,929	8.0%	75,150	8.0%

In March 2005, the Board of Governors of the Federal Reserve System issued a final rule allowing bank holding companies to continue to include trust preferred securities in their Tier 1 capital for regulatory capital purposes. The amount that can be included is limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2011, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines. There can be no assurance that the Federal Reserve will not impose further restrictions in the future on the inclusion of trust preferred securities in Tier 1 capital for regulatory capital purposes.

Dividend Restrictions

The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank, and is also limited by state corporation law. The California General Corporation Law allows a California corporation to pay dividends if the Company’s retained earnings equal at least the amount of the proposed dividend. If the Company does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after giving effect to the dividend the sum of the company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2011, the maximum amount available for dividend distribution under this restriction was approximately $26,674,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors' Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $4,538,000 and $4,218,000, and was fully accrued for the years ended December 31, 2011 and 2010, respectively. The expense recognized under these arrangements totaled $403,000, $510,000, and $514,000 for the years ended December 31, 2011, 2010 and 2009, respectively. There were no Death Benefits paid to Directors’ beneficiaries each of the years ended December 31, 2011 and 2010, respectively. Benefits paid to former directors or executives of the Company or their beneficiaries totaled $83,000, $83,000 and $72,000 for each of the years ended December 31, 2011, 2010 and 2009. The Company also provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $197,000, $245,000 and $288,000, and was fully accrued for the years ended December 31, 2011, 2010, and 2009, respectively. Benefits paid to former executives of SNB under this plan totaled $67,000, for each of the years ended December 31, 2011, 2010, and 2009, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers' beneficiaries.

In connection with these plans, the Company purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $34,937,000 and $28,903,000 at December 31, 2011 and 2010, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2011, 2010 and 2009. In connection with this plan, life insurance policies with cash surrender values totaling $2,720,000 and $2,688,000 at December 31, 2011 and 2010, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the "Plan") allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants' contributions annually. The amount of the matching contribution was 50% in 2011, 50% in 2010 and 50% in 2009, respectively. The matching contribution is discretionary; vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $304,000, $286,000 and $304,000 to the Plan in 2011, 2010 and 2009, respectively.

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

Non-interest revenue also includes one general category of other income of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009
Included in other income:
Loss on limited partnerships	$(885)	$(808)	$(1,443)
Dividends on Equity Investments	26	52	61
Rental income on leases	173	570	712
Other	1,947	1,588	1,661
Total other non-interest revenue	$1,261	$1,402	$991

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Professional fees	$3,941	$5,018	$6,122
Data processing	1,523	1,737	1,406
Advertising and promotion	2,051	1,979	1,872
Deposit services	2,516	2,708	2,188
Stationery and supplies	705	715	675
Telephone and data communication	1,291	1,156	1,107
Loan and credit card processing	1,082	765	960
Foreclosed assets expense	4,880	6,168	1,827
Postage	576	558	501
Other	1,267	1,521	1,568
Total other non-interest expense	$19,832	$22,325	$18,226

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009

Balance, beginning of year	$3,465	$3,104	$3,477

Disbursements	773	2,343	4,151
Amounts repaid	(1,767)	(1,982)	(4,127)
Decreased	-	-	(397)

Balance, end of year	$2,471	$3,465	$3,104

Undisbursed commitments to related parties	$472	$1,433	$1,147

Deposits from related parties held by the Bank at December 31, 2011 and 2010 amounted to $6,665,000 and $2,567,000 respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	OTHER COMPREHENSIVE INCOME

Other comprehensive income consisted of the following (dollars in thousands):

	Before Tax	Tax (Expense)/ Benefit	After Tax
For The Year Ended December 31, 2011
Other comprehensive income:
Unrealized holding gains	$5,266	$(2,145)	$3,121
Less: reclassification adjustment for net
realized gains included in net income	1,660	(683)	977
Plus: reclassification adjustment for other-
than-temporary impairment losses
(non-credit portion)	(1,370)	564	(806)

Total other comprehensive income	$4,976	$(2,026)	$2,950

For The Year Ended December 31, 2010
Other comprehensive income:
Unrealized holding losses	$(501)	$235	$(266)
Less: reclassification adjustment for net
realized gains included in net income	2,643	(1,088)	1,555

Total other comprehensive expense	$(3,144)	$1,323	$(1,821)

For The Year Ended December 31, 2009
Other comprehensive income:
Unrealized holding gains	$4,104	$(1,726)	$2,378
Less: reclassification adjustment for net
realized gains included in net income	1,099	(461)	638

Total other comprehensive income	$3,005	$(1,265)	$1,740

19.	FAIR VALUE

Fair value is defined by U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

▪	Level 2: Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

▪	Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	FAIR VALUE (Continued)

The Company used the following methods and significant assumptions to estimate fair values for each category of financial asst noted below:

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry, to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$2,026	$-	$2,026
Obligations of states and
political subdivisions	-	71,340	-	71,340
U.S. Government agencies
collateralized by mortgage
obligations	-	331,758	-	331,758
Other Securities	1,347	-	-	1,347

Total available-for-sale securities	1,347	405,124	-	406,471

Loans Held for Sale	1,354	-	-	1,354

Total	$2,701	$405,124	$-	$407,825

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$5,062	$-	$5,062
Obligations of states and
political subdivisions	-	70,102	-	70,102
U.S. Government agencies
collateralized by mortgage
obligations	-	255,143	-	255,143
Other Securities	1,423	-	-	1,423

Total available-for-sale securities	1,423	330,307	-	331,730

Loans Held for Sale	914	-	-	914

Total	$2,337	$330,307	$-	$332,644

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	FAIR VALUE (Continued)

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$29,942	$24,334	$54,276
Foreclosed Assets	$-	$13,497	$1,867	$15,364

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$29,482	$6,705	$36,187
Foreclosed Assets	$-	$3,123	$17,568	$20,691

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans or discounted cash flows for non collateral dependent loans, had a carrying amount of $63,030,000 and $44,216,000, a valuation allowance of $8,954,000 and $8,029,000, resulting in additional provision for loan losses of $7,207,000 and $6,304,000 for the periods ending December 31, 2011, and 2010, respectively.

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2011 and 2010:

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	As of December 31, 2011		As of December 31, 2010

Financial Assets:	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	63,036	63,036	42,645	42,645
Investment securities
available for sale	406,471	406,471	331,730	331,730
Loans and leases, net	742,283	783,847	784,515	816,185
Cash surrender value of life
insurance policies	37,657	37,657	31,591	31,591
Other Investments	7,040	7,040	8,361	8,361
Investment in Limited Partnership	9,927	9,927	10,899	10,899
Accrued Int Receivable	5,368	5,368	5,673	5,673

Financial Liabilities:
Deposits	1,086,268	1,002,315	1,052,274	1,052,085
Repurchase Agreements	3,037	3,037	-	-
Short-term borrowings	17,120	17,120	14,650	14,650
Long-term borrowings	15,000	15,287	15,000	15,736
Subordinated debentures	30,928	12,262	30,928	11,610
Limited partnership capital
commitment	353	353	417	417
Accrued Interest Payable	514	514	678	678

Off-balance Sheet:	Notional Amount		Notional Amount
Commitments to extend credit	154,323		142,309
Standby letters of credit	11,113		7,761
Commercial lines of credit	8,991		9,435

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010
ASSETS
Cash and due from banks	$5,395	$8,238
Investments in bank subsidiary	191,135	178,772
Investment in Trust subsidiaries	928	928
Investment in other securities	1,330	1,408
Other assets	847	1,250

Total Assets	$199,635	$190,596

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$143	$70
Subordinated debentures	30,928	30,928

Total liabilities	31,071	30,998

Shareholders' equity:
Common stock	66,542	63,480
Retained Earnings	98,174	95,220
Accumulated other comprehensive
income, net of taxes	3,848	898

Total shareholders' equity	168,564	159,598

Total liabilities and shareholders' equity	$199,635	$190,596

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Income:
Dividends declared by bank subsidiary -
eliminated in consolidation	$-	$-	$968
Other-than-temporary impairment
losses on equity securities	(1,370)	-	-
Other operating income	21	-	61

Total Income	(1,349)	-	1,029

Expense
Interest on subordinated debentrues	-	-	915
Other expenses	1,594	1,496	775
Total expenses	1,594	1,496	1,690

Loss before income taxes	(2,943)	(1,496)	(661)

Income tax benefit	(1,212)	(615)	(670)

(Loss)/Income before equity in undistributed
income of subsidiary	(1,731)	(881)	9

Equity in undistributed income
of subsidiary	9,511	8,244	8,919

Net income	$7,780	$7,363	$8,928

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

(Dollars in thousands)

	2011	2010	2009
Cash flows from operating activities:
Net Income	$7,780	$7,363	$8,928
Adjustments to reconcile net income to net
cash provided by operating activities:
Undistributed net income of subsidiary	(9,511)	(8,244)	(8,919)
Other-than-temporary impairment loss	1,370	-	-
Increase in other assets	(140)	(585)	(228)
Increase/(decrease) in other liabilities	73	(108)	184
Tax benefit from equity based compensation	109	19	11

Net cash used in operating activities	(319)	(1,555)	(24)

Cash flows from investing activities:
Payments for investments in and advances to
Subsidiaries	-	(14,000)	(20,434)

Net cash provided by/(used in) investing activities	-	(14,000)	(20,434)

Cash flows from financing activities:
(Expense)/Proceeds from the issuance of common stock	(23)	21,864	20,375
Stock options exercised	867	242	94
Dividends paid	(3,368)	(2,935)	(4,067)

Net cash (used in)/provided by financing activities	(2,524)	19,171	16,402

Net (decrease)/increase in cash and cash equivalents	(2,843)	3,616	(4,056)

Cash and cash equivalents, beginning of year	8,238	4,622	8,678

Cash and cash equivalents, end of year	$5,395	$8,238	$4,622

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company's results of operations for the four quarters of 2011 and 2010 and is unaudited. In management's opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2011 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$14,304	$14,939	$14,949	$14,422
Interest expense	1,367	1,392	1,452	1,446

Net interest income	12,937	13,547	13,497	12,976

Provision for loan and
lease losses	2,400	3,000	3,000	3,600
Non-interest income	4,228	3,369	3,473	3,576
Non-interest expense	13,434	10,568	11,555	11,702

Net income before
taxes	1,331	3,348	2,415	1,250

Provision for taxes	(210)	822	231	(279)

Net income	$1,541	$2,526	$2,184	$1,529

Diluted earnings per
share	$.10	$.18	$.16	$.11
Cash dividend per
share	$.06	$.06	$.06	$.06

	2010 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$15,360	$15,908	$16,216	$16,347
Interest expense	1,668	1,886	2,048	2,047

Net interest income	13,692	14,022	14,168	14,300

Provision for loan and
lease losses	3,400	6,380	3,500	3,400
Non-interest income	2,958	7,053	3,989	3,861
Non-interest expense	11,918	14,595	11,548	12,173

Net income before
taxes	1,332	100	3,109	2,588

Provision for taxes	(261)	(787)	565	249

Net income	$1,593	$887	$2,544	$2,339

Diluted earnings per
share	$.10	$.08	$.22	$.20
Cash dividend per
share	$.06	$.06	$.06	$.06

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2011.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company’s) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2011, and our report dated March 12, 2012 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 12, 2012

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2012 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2011 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

___________________________

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

Dated: March 12, 2012	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
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

Signature	Title	Date

/s/ Albert L. Berra	Director	March 12, 2012
Albert L. Berra

/s/ Robert L. Fields	Director	March 12, 2012
Robert L. Fields

/s/ James C. Holly	President, Chief Executive	March 12, 2012
James C. Holly	Officer, & Director
(Principal Executive Officer)

/s/ Vincent L. Jurkovich	Director	March 12, 2012
Vincent L. Jurkovich

/s/ Lynda B. Scearcy	Director	March 12, 2012
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 12, 2012
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 12, 2012
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 12, 2012
Kenneth R. Taylor	Chief Financial Officer
(Principal Financial and
Principal Accounting Officer)

