Form 10-Q
period 2012-03-31
SIERRA BANCORP
filed 2012-05-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Common stock, no par value, 14,103,209 shares outstanding as of April 30, 2012

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
Cash and due from banks	$40,672	$42,805
Interest-bearing deposits in banks	31,070	20,231
Total Cash & Cash Equivalents	71,742	63,036
Investment securities available for sale	416,866	406,471
Loans held for sale	763	1,354
Loans and leases:
Gross loans and leases	751,469	757,591
Allowance for loan and lease losses	(17,408)	(17,283)
Deferred loan and lease fees, net	690	621
Net Loans and Leases	734,751	740,929
Premises and equipment, net	20,791	20,721
Operating leases, net	345	384
Foreclosed assets	15,679	15,364
Goodwill	5,544	5,544
Other assets	81,690	81,602
TOTAL ASSETS	$1,348,171	$1,335,405

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$312,050	$300,045
Interest bearing	810,828	786,223
Total Deposits	1,122,878	1,086,268
Federal funds purchased and repurchase agreements	5,845	3,037
Short-term borrowings	-	17,120
Long-term borrowings	5,000	15,000
Junior subordinated debentures	30,928	30,928
Other liabilities	13,275	14,488
TOTAL LIABILITIES	1,177,926	1,166,841
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares
authorized; 14,103,209 and 14,101,609 shares issued
and outstanding at March 31, 2012 and
December 31, 2011, respectively	64,338	64,321
Additional paid in capital	2,249	2,221
Retained earnings	99,207	98,174
Accumulated other comprehensive income	4,451	3,848
TOTAL SHAREHOLDERS' EQUITY	170,245	168,564

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$1,348,171	$1,335,405

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter	For the Quarter
Interest income:	Ended March 31, 2012	Ended March 31, 2011
Interest and fees on loans	$11,144	$11,782
Interest on investment securities:
Taxable	1,884	1,916
Tax-exempt	666	716
Interest on federal funds sold and interest-bearing deposits	14	8
Total interest income	13,708	14,422

Interest expense:
Interest on deposits	885	1,091
Interest on short-term borrowings	5	34
Interest on long-term borrowings	131	140
Interest on mandatorily redeemable trust preferred securities	199	181
Total interest expense	1,220	1,446

Net Interest Income	12,488	12,976

Provision for loan losses	2,750	3,600

Net Interest Income after Provision for Loan Losses	9,738	9,376

Non-interest revenue:
Service charges on deposit accounts	2,287	2,255
Gains on investment securities available-for-sale	70	-
Other income, net	1,688	1,321
Total other operating income	4,045	3,576

Other operating expense:
Salaries and employee benefits	5,665	5,710
Occupancy expense	1,489	1,575
Other	4,829	4,417
Total other operating expenses	11,983	11,702

Income before income taxes	1,800	1,250

Provision for income taxes	(79)	(279)

Net Income	$1,879	$1,529

PER SHARE DATA
Book value	$12.07	$11.55
Cash dividends	$0.06	$0.06
Earnings per share basic	$0.13	$0.11
Earnings per share diluted	$0.13	$0.11
Average shares outstanding, basic	14,101,879	13,981,780
Average shares outstanding, diluted	14,107,551	14,060,661

Total shareholder Equity (in thousands)	$170,245	$161,523
Shares outstanding	14,103,209	13,985,761
Dividends Paid (in thousands)	$846	$839

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	For the Quarter	For the Quarter
	Ended March 31, 2012	Ended March 31, 2011

Net Income	$1,879	$1,529
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	1,119	1,839
Less: reclassification adjustment for gains included in net income	(70)	-
Other comprehensive income, before tax	1,049	1,839
Income tax expense related to items of other
comprehensive income, net of tax	(446)	(773)
Other comprehensive income	603	1,066

Comprehensive income	$2,482	$2,595

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Quarter Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,879	$1,529
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(70)	-
Gain on sales of loans	(50)	(43)
Loss on disposal of fixed assets	-	53
Loss (Gain) on sale on foreclosed assets	126	(18)
Writedowns on foreclosed assets	851	458
Share-based compensation expense	67	64
Provision for loan losses	2,750	3,600
Depreciation and amortization	585	644
Net amortization on securities premiums and discounts	1,920	1,259
Increase in unearned net loan fees	(69)	(76)
Increase in cash surrender value of life insurance policies	(669)	(419)
Proceeds from sales of loans portfolio	2,224	1,154
Net (Increase) Decrease in loans held-for-sale	(1,583)	870
(Increase) Decrease in interest receivable and other assets	(218)	716
Decrease in other liabilities	(1,213)	(363)
Net Decrease in FHLB Stock	319	316
Deferred Income Tax Benefit	(1)	(3)
Excess tax benefit from equity based compensation	(36)	(1)
Net cash provided by operating activities	6,812	9,740

Cash flows from investing activities:
Maturities of securities available for sale	135	-
Proceeds from sales/calls of securities available for sale	3,837	1,275
Purchases of securities available for sale	(38,308)	(62,148)
Principal pay downs on securities available for sale	23,139	18,156
Net Decrease in loans receivable, net	193	22,327
Purchases of premises and equipment, net	(616)	(988)
Proceeds from sales of foreclosed assets	2,012	2,463
Net cash used in investing activities	(9,608)	(18,915)

Cash flows from financing activities:
Increase in deposits	36,610	39,431
Decrease in borrowed funds	(27,120)	(14,650)
Increase in repurchase agreements	2,808	-
Increase in Fed funds purchased	-	35
Cash dividends paid	(846)	(839)
Stock options exercised	14	74
Excess tax benefit from equity based compensation	36	1
Net cash provided by financing activities	11,502	24,052

Increase in cash and due from banks	8,706	14,877

Cash and Cash Equivalents
Beginning of period	63,036	42,645
End of period	$71,742	$57,522

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s newest brick and mortar branch opened for business in the city of Selma in February 2011. In addition to our full-service branches, the Bank has an agricultural credit division and an SBA lending unit with staff located at our corporate headquarters, and offsite ATM’s at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. In preparing the accompanying consolidated financial statements, management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2011 have been reclassified to be consistent with the reporting for 2012. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment. The objective of ASU 2011-08 is to simplify how entities test goodwill for impairment. Topic 350 requires an entity to test goodwill for impairment on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Pursuant to ASU 2011-08, an entity will not be required to calculate the fair value of a reporting unit and perform step one unless, after assessing qualitative factors, the entity determines that it is more likely than not that its fair value is less than its carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. This update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have an impact on the Company’s financial statements, as the Company has not been required to perform the second step of the goodwill impairment test since the first step has, to date, determined that the fair value of the reporting unit, Bank of the Sierra, is greater than its carrying amount.

In June 2011, the Financial FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. Current U.S. generally accepted accounting principles allow reporting entities several alternatives for displaying other comprehensive income and its components in financial statements, and ASU 2011-05 is intended to improve the consistency of this reporting issue. The amendments in this ASU require all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Furthermore, the entity is required to present, on the face of the financial statements, adjustments for items that are reclassified from other comprehensive income to net income in the statements, where the components of net income and the components of other comprehensive income are presented. The amendments in the ASU do not change the following: 1) items that must be reported in other comprehensive income; 2) when an item of other comprehensive income must be reclassified to net income; 3) the option to present components of other comprehensive income either net of related tax effects or before related tax effects; or, 4) how earnings per share is calculated or presented. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, such as the Company, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this ASU impacted our presentation of comprehensive income, but not the calculation of such.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to substantially converge the fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). The amended guidance changes several aspects of current fair value measurement guidance, including the following provisions: 1) the application of the concepts of “highest and best use” and “valuation premise”; 2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis; 3) the incorporation of certain premiums and discounts in fair value measurements; and, 4) the measurement of the fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. For public entities such as the Company, the provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The implementation of ASU 2011-04 did not change fair value measurements for any of the Company’s assets or liabilities carried at fair value, and thus did not impact the Company’s statements of income and condition.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2012 and 2011, cash paid for interest due on interest-bearing liabilities was $995,000 and $1.291 million, respectively. There was no cash paid for income taxes during the three months ended March 31, 2012 of 2011. Assets totaling $3.283 million and $1.881 million were acquired in settlement of loans for the three months ended March 31, 2012 and March 31, 2011, respectively, and we received $2.012 million in cash from the sale of foreclosed assets during the first three months of 2012 relative to $2.442 million during the first three months of 2011. The Company extended $425,000 in loans to finance the sale of foreclosed assets during the three months ended March 31, 2012, and $1.381 million during the first three months of 2011.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 187,250 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of March 31, 2012 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options have been granted since the inception of the plan and the number remaining available for grant as of March 31, 2012 was 880,060. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, share-based compensation expense is reflected in our income statement for each option granted over the vesting period of such option. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $67,000 was reflected in the Company’s income statement during the first quarter of 2012 and $65,000 was charged during the first quarter of 2011, as compensation expense related to outstanding and unvested stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,101,879 weighted average shares outstanding during the first quarter of 2012, and 13,981,780 during the first quarter of 2011.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to “in-the-money” shares that would be issued on the exercise of outstanding stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2012, the dilutive effect of options outstanding calculated under the treasury stock method totaled 5,672 shares, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2011 shares totaling 78,881 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

Comprehensive income, as presented in the Consolidated Statements of Comprehensive Income, includes net income and other comprehensive income. The Company’s only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities. Reclassification adjustments, resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are excluded from comprehensive income of the current period.

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

	March 31, 2012	December 31, 2011
Commitments to extend credit	$153,924	$154,323
Standby letters of credit	$11,103	$11,113
Commercial letters of credit	$8,988	$8,991

Commitments to extend credit consist primarily of unfunded home equity lines of credit, commercial real estate construction loans, commercial revolving lines of credit, and mortgage warehouse lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to the realization of gains and losses can have a significant effect on fair value estimates and have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at March 31, 2012 and December 31, 2011:

•	Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

•	Investment securities: The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the securities’ relationship to other benchmark quoted securities when quoted prices for the specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. Fair values of loans held for sale are estimated using quoted market prices for similar loans or the amount that has been committed to purchase the loan. The carrying amount of accrued interest receivable approximates its fair value.

•	Cash surrender value of life insurance policies: The fair values are based on cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Included in other assets are certain long-term investments carried at cost, which approximates their estimated fair value.

•	Deposits: Fair values for demand deposits and other non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: The fair values of subordinated debentures are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: Commitments to extend credit are primarily for adjustable rate loans. Commitments to fund fixed rate loans and letters of credit, where such exist, are also at rates which approximate market rates at each reporting date. Thus, if funded, the carrying amounts would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not these commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments at March 31, 2012 and December 31, 2011 are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$71,742	$71,742	$63,036	$63,036
Investment securities available for sale	$416,866	$416,866	$406,471	$406,471
Loans and leases, net	$735,514	$773,396	$742,283	$783,847
Cash surrender value of life insurance policies	$38,326	$38,326	$37,657	$37,657
Other Investments	$6,721	$6,721	$7,040	$7,040
Investment in Limited Partnership	$9,654	$9,654	$9,927	$9,927
Accrued Int Receivable	$5,189	$5,189	$5,368	$5,368

Financial Liabilities:
Deposits	$1,122,878	$1,040,423	$1,086,268	$1,002,315
Fed Funds Purchased and Repurchase Agreements	$5,845	$5,845	$3,037	$3,037
Short-term borrowings	$-	$-	$17,120	$17,120
Long-term borrowoings	$5,000	$5,174	$15,000	$15,287
Subordinated debentures	$30,928	$12,179	$30,928	$12,262
Limited partnership capital commitment	$203	$203	$353	$353
Accrued Interest Payable	$288	$288	$514	$514

	Notional Amount		Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$153,924		$154,323
Standby letters of credit	$11,103		$11,113
Commercial lines of credit	$8,988		$8,991

For each financial asset category that was actually reported at fair value at March 31, 2012, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2012, Using

	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$2,015	$-	$2,015
Obligations of states and
political subdivisions	-	74,039	-	74,039
U.S. Government agencies
collateralized by mortgage
obligations	-	339,023	-	339,023
Other Securities	1,789	-	-	1,789

Total availabe-for-sale securities	1,789	415,077	-	416,866

Loans Held for Sale	763	-	-	763

Total	$2,552	$415,077	$-	$417,629

	Fair Value Measurements at December 31, 2011, Using

	Level 1	Level 2	Level 3	Total
Investment Securities
U.S. Government agencies	$-	$2,026	$-	$2,026
Obligations of states and				-
political subdivisions	-	71,340	-	71,340
U.S. Government agencies
collateralized by mortgage
obligations	-	331,758	-	331,758
Other Securities	1,347	-	-	1,347

Total availabe-for-sale securities	1,347	405,124	-	406,471

Loans Held for Sale	1,354	-	-	1,354

Total	$2,701	$405,124	$-	$407,825

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2012, Using

	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$36,060	$16,182	$52,242
Foreclosed Assets	$-	$15,679	$-	$15,679

	Fair Value Measurements at December 31, 2011, Using

	Level 1	Level 2	Level 3	Total
Impaired Loans	$-	$29,942	$24,334	$54,276
Foreclosed Assets	$-	$13,497	$1,867	$15,364

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

The table below presents additional valuation information for impaired loan balances which are measured within Level 3 of the fair value hierarchy, as of March 31, 2012:

Quantitative Information about Level 3 Fair Value measurements

(dollars in thousands, unaudited)

Asset	Fair Value Amount	Valuation Technique	Unobservable Input	Range (Wtd Ave.)

Unsecured loans	$ 3,086	Historical Loss Rates	Historical Losses (1)	0.53% - 53.62% (15.91%)
			Qualitative Factors (2)	50.00% - 250.00% (117.13%)
Unsecured loans - TDRs	$ 3,509	Discounted Cash Flow	Discount Rate (3)	4.25% - 12.99% (7.04%)
Real Estate Secured loans	$ 4,690	Adjusted Appraised Value	Selling Costs (4)	5.00% - 25.00% (16.85%)
Real Estate Secured loans - TDRs	$ 4,897	Discounted Cash Flow	Discount Rate (3)	4.25% - 10.50% (6.62%)

(1) Represents the range of historical losses incurred over the twelve months ending 12/31/2011 for similar loan types.

(2) Represents the range of qualitative adjustments applied to historical loss factors in determining fair market value.

(3) Represents the range of original interest rates on loans at the time of restructure.

(4) Represents the range of estimated selling and closing costs that might be incurred through escrow at the time of sale.

The unobservable inputs are based on management’s best estimates of appropriate discounts in arriving at fair market value. Significant increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, a change in either direction of actual loss rates would have a directionally opposite change in the calculation of the fair value of unsecured impaired loans.

Note 10 – Investments

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The Company’s available-for-sale investment securities totaled $417 million at March 31, 2012, and $406 million at December 31, 2011.

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

(Dollars in thousands):

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,004	$11	$-	$2,015
Obligations of state and
political subdivisions	70,694	3,562	(217)	74,039
U.S. Government agencies
collateralized by mortgage
obligations	335,259	4,469	(705)	339,023
Equity Securities	1,336	453	-	1,789
	$409,293	$8,495	$(922)	$416,866

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,008	$18	$-	$2,026
Obligations of state and
political subdivisions	67,851	3,634	(145)	71,340
U.S. Government agencies
collateralized by mortgage
obligations	328,751	4,467	(1,460)	331,758
Equity Securities	1,336	11	-	1,347
	$399,946	$8,130	$(1,605)	$406,471

At March 31, 2012 and December 31, 2011, the Company had 65 securities and 80 securities, respectively, with unrealized losses. Management has evaluated these securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to these investment securities, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	March 31, 2012
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of State and Political Subdivisions	5,266	(145)	1,222	(72)
Agency-Issued Mortgage-Backed Securities (MBS)	100,774	(701)	-	-
Private-Label MBS	-	-	669	(3)
Other Securities	-	-	-	-
TOTAL	$106,040	$(846)	$1,891	$(75)

	December 31, 2011
	Less than 12 Months		Over 12 Months
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses

US Treasuries	$-	$-	$-	$-
US Government Agencies	-	-	-	-
Obligations of State and Political Subdivisions	1,735	(26)	1,978	(119)
Agency-Issued Mortgage-Backed Securities (MBS)	144,953	(1,433)	-	-
Private-Label MBS	-	-	949	(28)
Other Securities	-	-	-	-
TOTAL	$146,688	$(1,459)	$2,927	$(147)

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged-off. The Company uses the following definitions of risk classifications:

•	Pass: Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans that are not assessed on an individual basis.

•	Special Mention: Loans classified as special mention have potential issues that deserve the close attention of management. If left uncorrected, these potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.

•	Substandard: Loans classified as substandard are loans with at least one clear and well-defined weakness such as a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or poor financial condition, which could jeopardize the ultimate recoverability of the debt.

•	Impaired: A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all nonperforming loans, loans classified as restructured troubled debt, and certain other loans that are still being maintained on accrual status. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDR’s may be classified as either nonperforming or performing loans depending on their accrual status.
14

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	March 31, 2012
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$3,098	$2,316	$-	$1,974	$7,388
Other construction/Land	19,566	8,179	1,018	11,610	40,373
1-4 Family - closed end	74,949	8,941	1,174	18,310	103,374
Equity Lines	61,129	394	2,074	1,543	65,140
Multi-family residential	4,575	616	-	2,941	8,132
Commercial real estate - owner occupied	141,895	23,420	9,276	9,091	183,682
Commercial real estate - non-owner occupied	64,800	7,815	3,580	28,787	104,982
Farmland	49,148	1,870	3,602	6,655	61,275
Total Real Estate	419,160	53,551	20,724	80,911	574,346

Agricultural	14,220	1,558	26	-	15,804
Commercial and Industrial	88,524	5,877	2,676	3,962	101,039
Small Business Administration	14,453	2,034	332	4,283	21,102
Direct finance leases	5,327	48	5	324	5,704
Consumer loans	27,844	878	477	4,275	33,474
Total Gross Loans and Leases	$569,528	$63,946	$24,240	$93,755	$751,469

	December 31, 2011
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 Family residential construction	$4,240	$2,004	$-	$2,244	$8,488
Other construction/Land	18,185	8,873	1,015	11,987	40,060
1-4 Family - closed end	75,765	7,574	1,354	20,260	104,953
Equity Lines	62,867	456	1,795	1,379	66,497
Multi-family residential	4,620	618	-	2,941	8,179
Commercial real estate - owner occupied	141,245	23,289	8,878	9,658	183,070
Commercial real estate - non-owner occupied	64,746	7,463	4,514	29,120	105,843
Farmland	47,719	1,878	3,626	6,919	60,142
Total Real Estate	419,387	52,155	21,182	84,508	577,232

Agricultural	15,477	1,574	27	-	17,078
Commercial and Industrial	83,780	7,529	3,078	5,021	99,408
Small Business Administration	16,251	-	852	3,903	21,006
Direct finance leases	6,089	63	-	591	6,743
Consumer loans	30,004	1,006	808	4,306	36,124
Total Gross Loans and Leases	$570,988	$62,327	$25,947	$98,329	$757,591

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (“OREO”). OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection. An aging of the Company’s loan balances, by number of days past due as of the indicated dates, is presented in the following tables:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$178	$352	$-	$530	$6,858	$7,388	$1,974
Other construction/Land	451	2,135	1,076	3,662	36,711	40,373	3,669
1-4 Family - closed end	1,237	941	1,392	3,570	99,804	103,374	5,578
Equity Lines	285	493	903	1,681	63,459	65,140	1,472
Multi-family residential	-	-	2,941	2,941	5,191	8,132	2,941
Commercial real estate - owner occupied	931	1,933	4,399	7,263	176,419	183,682	5,440
Commercial real estate - non-owner occupied	4,313	586	7,610	12,509	92,473	104,982	13,779
Farmland	29	-	6,376	6,405	54,870	61,275	6,655
Total Real Estate	7,424	6,440	24,697	38,561	535,785	574,346	41,508

Agricultural	99	-	-	99	15,705	15,804	-
Commercial and Industrial	955	347	2,261	3,563	97,476	101,039	2,942
Small Business Administration	1,399	346	2,604	4,349	16,753	21,102	3,366
Direct finance leases	48	-	330	378	5,326	5,704	324
Consumer loans	234	323	1,115	1,672	31,802	33,474	1,831
Total Gross Loans and Leases	$10,159	$7,456	$31,007	$48,622	$702,847	$751,469	$49,971

(1) Included in Total Financing Receivables

(2) Includes commercial and consumer loans over 90 days past due and still accruing in the amount of $320,000.

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$-	$-	$8,488	$8,488	$2,244
Other construction/Land	1,354	-	1,417	2,771	37,289	40,060	4,083
1-4 Family - closed end	1,777	1,835	1,661	5,273	99,680	104,953	7,605
Equity Lines	253	511	640	1,404	65,093	66,497	1,309
Multi-family residential	-	-	2,941	2,941	5,238	8,179	2,941
Commercial real estate - owner occupied	3,070	1,038	5,581	9,689	173,381	183,070	7,086
Commercial real estate - non-owner occupied	1,031	577	7,128	8,736	97,107	105,843	13,958
Farmland	6,436	-	188	6,624	53,518	60,142	6,919
Total Real Estate	13,921	3,961	19,556	37,438	539,794	577,232	46,145

Agricultural	-	-	-	-	17,078	17,078	-
Commercial and Industrial	701	386	3,160	4,247	95,161	99,408	3,778
Small Business Administration	828	917	2,715	4,460	16,546	21,006	3,452
Direct finance leases	63	-	591	654	6,089	6,743	591
Consumer loans	520	619	838	1,977	34,147	36,124	2,144
Total Gross Loans and Leases	$16,033	$5,883	$26,860	$48,776	$708,815	$757,591	$56,110

(1) Included in Total Financing Receivables

(2) Includes Small Business Administration loans over 90 days past due and still accruing in the amount of $48,000.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (“TDR”), if the modification constitutes a concession. At March 31, 2012, the Company had a total of $61.7 million in TDR’s, including $24.0 million in TDR’s that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDR’s may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The table below summarizes TDR’s which were modified during the noted period, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2012

	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$-	$-	$53	$-	$-	$-	$53
1-4 family - closed-end	-	110	-	-	-	-	-	110
Equity Lines	-	-	-	-	-	-	-	-
Commercial RE - owner occupied	-	779	-	318	-	-	-	1,097
Commercial RE - non owner occupied	-	74	-	-	-	-	-	74
Total Real Estate Loans	-	963	-	371	-	-	-	1,334
Agricultural Products	-	-	-	-	-	-	-	-
Commercial and Industrial	-	25	-	-	-	-	-	25
Consumer loans	-	109	-	118	-	-	-	227
Small Business Administration Loans	-	-	-	475	-	-	-	475
	$-	$1,097	$-	$964	$-	$-	$-	$2,061

The following table presents, by class, additional details related to loans classified as TDR’s during the three months ended March 31, 2012, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$53	$53	$-	$-
1-4 family - closed-end	2	110	110	6	8
Equity Lines	-	-	-	-	-
Commercial RE- owner occupied	2	747	1,097	(71)	-
Commercial RE- non-owner occupied	1	74	74	6	6
Total Real Estate Loans		984	1,334	(59)	14

Agricultural products	-	-	-	-	-
Commercial and Industrial	2	25	25	(11)	2
Small Business Administration Loans	1	468	475	2	118
Consumer loans	4	228	227	(14)	12
		$1,705	$2,061	$(82)	$146

(1) This represents the change in the ALL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The table below summarizes TDR’s that defaulted during the period noted, and any charge-offs on those TDR’s resulting from such default.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	12 Months Ended March 31, 2012
	Subsequent Default
	Number of Loans	Recorded Investment	Charge-Offs

Real Estate:
1-4 family - closed-end	1	$93	$-
Equity Lines	1	213	-
Commercial RE- owner occupied	2	1,773	-
Total Real Estate Loans		2,079	-

Consumer loans	3	488	-
		$2,567	$-

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

Impaired Loans	March 31, 2012
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$352	$352	$97	$352	$-
Other Construction/Land	3,061	2,725	743	2,730	33
1-4 Family - closed-end	8,903	8,874	1,049	9,254	76
Equity Lines	1,236	1,236	554	1,237	-
Multifamily residential	2,941	2,941	1,048	2,941	-
Commercial RE- owner occupied	4,979	4,979	1,331	5,112	27
Commercial RE- non-owner occupied	16,916	16,916	2,280	16,923	50
Farmland	6,975	6,376	201	6,387	-
Total Real Estate	45,363	44,399	7,303	44,936	186
Agriculture	-	-	-	-	-
Commercial and Industrial	3,469	3,440	1,383	3,480	17
Small Business Administration	4,283	4,283	1,296	4,283	11
Direct finance leases	325	324	160	325	-
Consumer loans	4,033	3,995	754	4,051	36
	57,473	56,441	10,896	57,075	250
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$4,350	$1,622	$-	$1,685	$-
Other Construction/Land	11,578	8,885	-	8,887	82
1-4 Family - closed-end	9,710	9,436	-	9,449	28
Equity Lines	306	307	-	307	-
Multifamily residential	-	-	-	-	-
Commercial RE- owner occupied	4,135	4,112	-	4,121	11
Commercial RE- non-owner occupied	12,022	11,871	-	12,058	170
Farmland	279	279	-	280	-
Total Real Estate	42,380	36,512	-	36,787	291
Agriculture	-	-	-	-	-
Commercial and Industrial	522	522	-	557	-
Small Business Administration	-	-	-	-	-
Direct finance leases	-	-	-	-	-
Consumer loans	280	280	-	285	4
	43,182	37,314	-	37,629	295
Total	$100,655	$93,755	$10,896	$94,704	$545

(1)Contractual principal balance due from customer

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis

Impaired Loans	December 31, 2011
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$188	$188	$13	$188	$-
Other Construction/Land	3,477	2,906	735	2,925	89
1-4 Family - closed-end	8,086	8,057	821	8,071	222
Equity Lines	1,072	1,072	243	1,069	-
Multifamily residential	2,941	2,941	850	2,950	-
Commercial RE- owner occupied	3,628	3,628	834	3,645	24
Commercial RE- non-owner occupied	17,454	17,454	1,733	17,842	274
Farmland	-	-	-	-	-
Total Real Estate	36,846	36,246	5,229	36,690	609
Agriculture	-	-	-	-	-
Commercial and Industrial	4,135	4,106	1,481	4,197	24
Small Business Administration	3,902	3,903	1,212	3,903	2
Direct finance leases	591	591	291	591	-
Consumer loans	3,896	3,858	541	3,920	56
	49,370	48,704	8,754	49,301	691
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$4,784	$2,056	$-	$2,069	$-
Other Construction/Land	11,740	9,081	-	9,326	193
1-4 Family - closed-end	12,467	12,203	-	12,250	101
Equity Lines	307	307	-	318	-
Multifamily residential	-	-	-	-	-
Commercial RE- owner occupied	6,049	6,030	-	6,136	17
Commercial RE- non-owner occupied	11,818	11,666	-	12,033	190
Farmland	7,468	6,919	-	6,956	-
Total Real Estate	54,633	48,262	-	49,088	501
Agriculture	-	-	-	-	-
Commercial and Industrial	916	915	-	965	11
Small Business Administration	-	-	-	-	-
Direct finance leases	-	-	-	-	-
Consumer loans	448	448	-	462	11
	55,997	49,625	-	50,515	523
Total	$105,367	$98,329	$8,754	$99,816	$1,214

(1)Contractual principal balance due from customer

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis

Similar but condensed information as of the dates noted is provided in the following table:

Impaired Loans
(dollars in thousands, unaudited)
	March 31, 2012	December 31, 2011

Impaired loans without a valuation allowance	$37,314	$49,625
Impaired loans with a valuation allowance	56,441	48,704
Total impaired loans (1)	$93,755	$98,329
Valuation allowance related to impaired loans	$10,896	$8,754
Total non-accrual loans	$49,971	$56,110
Total loans past-due ninety days or more and still accruing	$320	$48

(1) Principal balance on Company's books less any direct charge-off

The specific loss allowance for an impaired loan represents the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis. The discounted cash flow approach is used to measure impairment on loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition of underlying collateral. Any change in impairment attributable to the passage of time is adjusted for by means of adjustments to the loan loss provision. If a distressed borrower displays the desire and ability to continue paying on the loan, but is unable to do so except on a modified basis, an amended repayment plan may be negotiated. For these TDR’s, the act of modification in and of itself suggests that the Company believes the source of repayment will likely be from borrower-generated cash flows, thus they are also typically evaluated for impairment by discounting projected cash flows. Included in the valuation allowance for impaired loans shown in the table above are specific reserves allocated to TDR’s, totaling $4.886 million at March 31, 2012, and $3.653 million at December 31, 2011.

For loans where repayment is expected to be provided solely by the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 74% of the Company’s impaired real estate loan balances at March 31, 2012. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if such costs were not reflected in appraised values. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. These unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, current collateral values, and the anticipated timing of collection of principal for nonperforming loans. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $6.5 million at March 31, 2012.

During the quarter ended March 31, 2012 we adjusted certain qualitative factors used in determining our allowance for loan and lease losses pursuant to our assessment that default risk in non-impaired loans is declining, but there were no material changes made to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2012
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283
Charge-offs	954	-	1,091	86	198	625	2,954
Recoveries	131	-	125	-	-	73	329
Provision	2,463	(1)	31	36	61	160	2,750

Ending Balance	$9,900	$18	$3,703	$1,397	$174	$2,216	$17,408

Reserves:
Specific	$7,303	$-	$1,383	$1,296	$160	$754	$10,896
General	2,597	18	2,320	101	14	1,462	6,512

	$9,900	$18	$3,703	$1,397	$174	$2,216	$17,408

Loans evaluated for impairment:
Individually	$80,911	$-	$3,962	$4,283	$324	$4,275	$93,755
Collectively	493,435	15,804	97,077	16,819	5,380	29,199	657,714

Ending Balance	$574,346	$15,804	$101,039	$21,102	$5,704	$33,474	$751,469

	For the Year Ended December 31, 2011
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$10,143	$62	$6,379	$1,274	$284	$2,996	$21,138
Charge-offs	(10,596)	-	(3,407)	(148)	(82)	(2,754)	(16,987)
Recoveries	418	-	323	71	57	263	1,132
Provision	8,295	(43)	1,343	250	52	2,103	12,000

Ending Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Reserves:
Specific	$5,229	$-	$1,481	$1,212	$291	$541	$8,754
General	3,031	19	3,157	235	20	2,067	8,529

	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Loans evaluated for impairment:
Individually	$84,508	$-	$5,021	$3,903	$591	$4,306	$98,329
Collectively	492,724	17,078	94,387	17,103	6,152	31,818	659,262

Ending Balance	$577,232	$17,078	$99,408	$21,006	$6,743	$36,124	$757,591

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include, but are not limited to, further deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in Note 12 to the consolidated financial statements and the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, which is discussed in Note 11 to the consolidated financial statements and in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the fair value of the Company as discussed in the “Other Assets” section of this discussion and analysis; and equity-based compensation, which is discussed in greater detail in Note 5 to the consolidated financial statements. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

First Quarter 2012 compared to First Quarter 2011

Net income for the quarter ended March 31, 2012 was $1.879 million, representing an increase of $350,000, or 23%, relative to net income of $1.529 million for the quarter ended March 31, 2011. Basic and diluted earnings per share for the first quarter of 2012 were $0.13, compared to $0.11 basic and diluted earnings per share for the first quarter of 2011. The Company’s annualized return on average equity was 4.44% and annualized return on average assets was 0.57% for the quarter ended March 31, 2012, compared to a return on equity of 3.86% and return on assets of 0.48% for the quarter ended March 31, 2011. The primary drivers behind the variance in net income are as follows:

•	Net interest income was down $488,000, or 4%, due to a 37 basis point drop in the Company’s net interest margin, partially offset by a $39 million increase in average interest-earning assets. Negative factors impacting the Company’s net interest margin include a shift from average loan balances into lower-yielding investment balances, and lower loan yields resulting from increased competition for quality loans. However, these negatives were partially offset by a reduced reliance on interest-bearing liabilities stemming from increases in the average balances of non-interest bearing demand deposits and equity, a shift in average interest-bearing deposit balances from higher-cost time deposits into lower-cost non-maturity deposits, and net interest recoveries in 2012 versus net interest reversals in 2011.

•	The Company’s loan loss provision was reduced by $850,000, or 24%. This reduction was due in part to a drop of $649,000, or 20%, in net loans charged off for the quarter over quarter comparison.

•	Total non-interest revenue increased by $469,000, or 13%, due primarily to a sizeable increase in gains on bank-owned life insurance (BOLI) associated with deferred compensation plans, and favorable variances in various other non-interest income categories including debit card interchange fees and tax-credit investment costs (which are accounted for as a reduction in non-interest income).

•	Total operating expense increased by $281,000, or 2%. The largest unfavorable variances in operating expense include an increase in expenses associated with OREO, an increase in deferred compensation expense accruals (related to the increase in BOLI income discussed above), and the variance created by $181,000 in non-recurring vendor credits received in the first quarter of 2011 for prior-year overcharges. The largest favorable variances in non-interest expense include a drop in occupancy expense, due in part to lower costs resulting from the purchase of our headquarters office building in the fourth quarter of 2011, and a lower FDIC assessment accrual.

•	The Company had a negative provision for income taxes in the first quarters of both 2012 and 2011. This tax benefit is the result of a high level of tax credits relative to our pre-credit tax liability, as calculated for book purposes. Tax credits include those related to investments in low-income housing tax credit funds, as well as hiring tax credits.

Financial Condition Summary

March 31, 2012 relative to December 31, 2011

The most significant characteristics of, and changes in, the Company’s balance sheet during the first three months of 2012 are outlined below:

•	The Company’s assets totaled $1.348 billion at March 31, 2012, an increase of $13 million, or 1%, relative to total assets of $1.335 billion at December 31, 2011. Total assets increased due to growth in investment securities and an increase in cash and balances due from banks, less loan runoff. Gross loan and lease balances declined $7 million, or 1%, including a drop of over $6 million in nonperforming loans.

•	Total nonperforming assets fell to $66 million at March 31, 2012 from $71 million at December 31, 2011, a decline of 8%. In addition to nonperforming assets, the Company had $38 million in performing restructured troubled debt (TDR’s) as of March 31, 2012, an increase of $2 million, or 4%, relative to year-end 2011.

•	Our allowance for loan and lease losses was $17.4 million as of March 31, 2012, which represents a slight increase relative to the balance at year-end 2011. The allowance also increased slightly as a percentage of total loans, to 2.32% at March 31, 2012 from 2.28% at December 31, 2011.

•	Total deposits increased by $37 million, or 3%. Core non-maturity deposits actually increased by $44 million, or 6%, which includes sizeable increases in non-interest bearing demand deposits, interest-bearing transaction accounts, and savings deposits. Customer time deposits, including reciprocal deposits obtained via the Certificate of Deposit Account Registry Service (CDARS), declined by $7 million, or 2%, due to the non-renewal of time deposits managed by our Treasury Department. Because of the strong growth in deposits and a $3 million increase in customer repos, we were able to eliminate short-term borrowings from the Federal Home Loan Bank, which totaled $17 million at year-end 2011, and reduce longer-term FHLB advances by $10 million, or 67%.

•	Total capital increased by $2 million, or 1%, to $170 million at March 31, 2012. Because capital increased and risk-adjusted assets declined, our consolidated total risk-based capital ratio increased to 21.95% at March 31, 2012 from 21.72% at year-end 2011. Further, our tier one risk-based capital ratio was 20.69% and our tier one leverage ratio was 14.09% at March 31, 2012.

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

Net interest income AND NET INTEREST MARGIN

For the first quarter of 2012 relative to the first quarter of 2011 net interest income declined by $488,000, or 4%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following table shows the average balance of each significant balance sheet category, and the amount of interest income or interest expense associated with that category, for the noted periods. The table also shows the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for those periods.

Average Balances and Rates	For the Quarter			For the Quarter
(dollars in thousands, except per share data)	Ended March 31, 2012			Ended March 31, 2011
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$23,783	$14	0.23%	$10,326	$8	0.31%
Taxable	338,721	1,881	2.20%	276,740	1,916	2.77%
Non-taxable	73,267	666	5.45%	71,814	716	6.04%
Equity	1,478	3	0.80%	1,549	-	0.00%
Total Investments	437,249	2,564	2.63%	360,429	2,640	3.34%

Loans and Leases:(4) (5)
Agricultural	14,182	145	4.11%	12,088	152	5.10%
Commercial	109,872	1,556	5.70%	102,185	1,522	6.04%
Real Estate	530,965	8,576	6.50%	569,672	9,049	6.44%
Consumer	33,270	802	9.70%	44,082	944	8.68%
Direct Financing Leases	4,890	65	5.35%	7,948	115	5.87%
Other	55,150	-	0.00%	49,730	-	0.00%
Total Loans and Leases	748,329	11,144	5.99%	785,705	11,782	6.08%
Total Interest Earning Assets (5)	1,185,578	13,708	4.77%	1,146,134	14,422	5.23%
Other Earning Assets	6,995			8,347
Non-Earning Assets	139,513			138,694
Total Assets	$1,332,086			$1,293,175

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$64,525	$67	0.42%	$-	$-	0.00%
NOW	192,260	194	0.41%	177,104	215	0.49%
Savings Accounts	98,841	57	0.23%	78,182	46	0.24%
Money Market	80,463	33	0.16%	156,491	190	0.49%
CDAR's	18,229	15	0.33%	32,762	54	0.67%
Certificates of Deposit<$100,000	103,625	172	0.67%	161,388	274	0.69%
Certificates of Deposit>$100,000	220,536	297	0.54%	191,285	287	0.61%
Brokered Deposits	15,000	50	1.34%	6,833	25	1.48%
Total Interest Bearing Deposits	793,479	885	0.45%	804,045	1,091	0.55%
Borrowed Funds:
Federal Funds Purchased	-	-	0.00%	3	-	0.00%
Repurchase Agreements	2,954	5	0.68%	-	-	0.00%
Short Term Borrowings	1,796	-	0.00%	5,103	34	2.70%
Long Term Borrowings	12,912	131	4.08%	15,000	140	3.79%
TRUPS	30,928	199	2.59%	30,928	181	2.37%
Total Borrowed Funds	48,590	335	2.77%	51,034	355	2.82%
Total Interest Bearing Liabilities	842,069	1,220	0.58%	855,079	1,446	0.69%
Demand Deposits	300,408			261,801
Other Liabilities	19,305			15,489
Shareholders' Equity	170,304			160,806
Total Liabilities and Shareholders' Equity	$1,332,086			$1,293,175

Interest Income/Interest Earning Assets			4.77%			5.23%
Interest Expense/Interest Earning Assets			0.41%			0.51%
Net Interest Income and Margin(6)		$12,488	4.36%		$12,976	4.72%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(2) Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.

(3) Annualized

(4) Loan costs have been included in the calculation of interest income. Loan costs were approximately $239 thousand and $193 thousand for the quarters ended March 31, 2012 and 2011. Loans are gross of the allowance for possible loan losses.

(5) Non-accrual loans have been included in total loans for purposes of total earning assets.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

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

Volume & Rate Variances	Quarter Ended March 31,
(dollars in thousands)		2012 over 2011
	Increase(decrease) due to
Assets:	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$10	$(4)	$6
Taxable	429	(464)	(35)
Non-taxable(1)	14	(64)	(50)
Equity	-	3	3
Total Investments	453	(529)	(76)
Loans and Leases:
Agricultural	26	(33)	(7)
Commercial	114	(80)	34
Real Estate	(615)	142	(473)
Consumer	(232)	90	(142)
Direct Financing Leases	(44)	(6)	(50)
Other	-	-	-
Total Loans and Leases	(751)	113	(638)
Total Interest Earning Assets	$(298)	$(416)	$(714)
Liabilities
Interest Bearing Deposits:
Demand Deposits	$-	$67	$67
NOW	18	(39)	(21)
Savings Accounts	12	(1)	11
Money Market	(92)	(65)	(157)
CDAR's	(24)	(15)	(39)
Certificates of Deposit < $100,000	(98)	(4)	(102)
Certificates of Deposit > $100,000	44	(34)	10
Brokered Deposits	30	(5)	25
Total Interest Bearing Deposits	(110)	(96)	(206)
Borrowed Funds:
Federal Funds Purchased	-	-	-
Repurchase Agreements	-	5	5
Short Term Borrowings	(22)	(12)	(34)
Long Term Borrowings	(19)	10	(9)
TRUPS	-	18	18
Total Borrowed Funds	(41)	21	(20)
Total Interest Bearing Liabilities	(151)	(75)	(226)
Net Interest Margin/Income	$(147)	$(341)	$(488)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the volume variance for the first quarter of 2012 relative to the first quarter of 2011 was negative $147,000, despite the fact that average interest-earning assets were $39 million higher. The negative volume variance was primarily the result of an unfavorable shift in average earning asset balances. We experienced a $37 million drop in average loans due to declining balances of relatively high-yielding real estate and consumer loans, while there was an increase of $77 million in the average balance of investments, including a $13 million increase in overnight fed funds sold and short-term interest-earning deposits in other banks, which have yields that are significantly lower than average loan yields. The average balance of nonperforming loans was also $5 million higher in the first quarter of 2012 than in the first quarter of 2011. Unfavorable changes in average asset balances were partially countered by positive swings in average liability and equity balances. We experienced movement out of aggregate time deposits and wholesale borrowings into lower-cost non-maturity deposits for the comparative quarters, including a $39 million increase in the average balance of non-interest bearing demand deposits. A $9 million increase in average equity also helped reduced our reliance on interest-bearing liabilities and thus helped limit the magnitude of the negative volume variance.

The impact of interest rate changes on net interest income was also negative for the quarterly comparison, with a $341,000 unfavorable rate variance. There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 47 basis points lower due in large part to the addition of investment securities in a relatively low-rate environment. The unfavorable change in our yield on earning assets was exacerbated by lower commercial and agricultural loan yields, which declined 34 basis points and 99 basis points, respectively, due to increased competition for quality loans. By comparison, our weighted average cost of interest-bearing liabilities was just 10 basis points lower, due primarily to the general lack of competitive pressures on deposit rates and an improving deposit mix. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the first quarter of 2011, which is the base period for the rate variance calculation, was $291 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Helping offset the negative factors impacting the Company’s rate variance was a $13 million reduction in average interest-bearing liabilities facilitated by increases in average demand deposits and average equity. Also impacting the rate variance were interest reversals on loans placed on non-accrual, and interest recoveries on loans that were removed from non-accrual status. The impact was favorable for the quarter over quarter comparison, since net interest recoveries totaled $143,000 in the first quarter of 2012 as opposed to net interest reversals of $27,000 in the first quarter of 2011.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.35% in the first quarter of 2012, a decline of 37 basis points relative to the first quarter of 2011. The principle negative factor impacting our net interest margin in 2012 was the shift from average loan balances into lower-yielding investment balances. Having a favorable impact on our net interest margin were a shift in average balances from higher-cost liabilities into lower-cost non-maturity deposits, a reduced reliance on interest-bearing liabilities, and net interest recoveries.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. These charges are in amounts sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The loan loss provision is also impacted by the level of loan charge-offs, since charge-offs affect historical loss factors used in determining general reserves for non-impaired loans and could necessitate reserve replenishment. Net loans charged off in the first quarter of 2012 totaled $2.625 million, relative to $3.274 million in the first quarter of 2011. The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed in note 12 to the consolidated financial statements, and below under “Allowance for Loan and Lease Losses.” The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company’s loan loss provision, and consequently in our net earnings.

Consistent with the lower level of net charge-offs, the Company’s loan loss provision was reduced by $850,000, or 24%, in the first quarter of 2012 relative to the first quarter of 2011. Our loan loss provision in recent periods has been utilized for specific reserves on impaired loans and to replenish reserves subsequent to loan charge-offs, and the provision in 2011 was additionally utilized to build general reserves for performing loans due to higher historical loss factors. The severity of economic challenges has contributed to much higher provisions for the past several years than recorded in prior periods of strong economic growth, due to the negative impact of recessionary conditions on many of our borrowers and the resulting credit challenges in our loan portfolio.

NON-INTEREST INCOME and OPERATING expense

The following table provides details on the Company’s non-interest income and operating expense for the first quarter of 2012 and the first quarter of 2011:

Non Interest Income/Expense
(dollars in thousands, unaudited)	For the Quarter
	Ended March 31,
OTHER OPERATING INCOME:	2012	% of Tota1	2011	% of Total
Service charges on deposit accounts	$2,287	56.54%	$2,255	63.06%
Other service charges, commissions & fees	1,122	27.74%	906	25.33%
Gains on sales of loans	50	1.24%	43	1.20%
Gains on securities	70	1.73%	-	0.00%
Loan servicing income	5	0.12%	6	0.17%
Bank owned life insurance	586	14.48%	374	10.46%
Other	(75)	-1.85%	(8)	-0.22%
Total non-interest income	$4,045	100.00%	$3,576	100.00%
As a % of average interest-earning assets (1)		1.37%		1.27%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$5,665	47.28%	$5,710	48.80%
Occupancy costs
Furniture & equipment	483	4.03%	521	4.45%
Premises	1,006	8.40%	1,054	9.01%
Advertising and marketing costs	471	3.93%	422	3.61%
Data processing costs	418	3.49%	273	2.33%
Deposit services costs	579	4.83%	637	5.44%
Loan services costs
Loan processing	268	2.24%	226	1.93%
Foreclosed assets	1,071	8.94%	624	5.33%
Other operating costs
Telephone & data communications	347	2.90%	295	2.52%
Postage & mail	180	1.51%	141	1.21%
Other	189	1.58%	230	1.97%
Professional services costs
Legal & accounting	362	3.02%	382	3.26%
Other professional service	651	5.43%	933	7.97%
Stationery & supply costs	207	1.73%	172	1.47%
Sundry & tellers	86	0.69%	82	0.70%
Total non-interest Expense	$11,983	100.00%	$11,702	100.00%
As a % of average interest-earning assets (1)		4.07%		4.14%
Efficiency Ratio (2)	69.63%		68.24%

(1) Annualized

(2) Tax Equivalent

The Company’s results reflect an increase in total non-interest income of $469,000, or 13%, for the first quarter of 2012 relative to the first quarter of 2011. As discussed in greater detail below, the increase in 2012 is due primarily to a higher level of income recognized on bank-owned life insurance (BOLI) associated with deferred compensation plans and favorable variances in various other non-interest income categories, partially offset by lower income on operating leases and a loss on the sale of OREO in the first quarter of 2012 relative to a gain in the first quarter of 2011. Total other operating income was an annualized 1.37% of average interest-earning assets in the first quarter of 2012 relative to 1.27% in the first quarter of 2011.

Service charge income on deposits increased by $32,000, or 1%, for the quarterly comparison, due to fees for higher risk deposit accounts which were instituted in the fourth quarter of 2011 and which totaled $150,000 in the first quarter of 2012. Those fees were partially offset by a drop of $82,000, or 6%, in returned item and overdraft charges. Other service charges, commissions, and fees increased by $216,000, or 24%, for the quarter, due to increases in debit card point-of-sale interchange fees, ATM fees charged for non-customer transactions, and merchant fees, as well as a $93,000 drop in pass-through operating costs associated with our investment in low-income housing tax credit funds. Rental income on operating leases, which is also included in other service charges, commissions, and fees, reflects a decline of $37,000 for the quarter, however, because of leases that have matured or paid off.

The Company realized $70,000 in gains on securities in the first quarter of 2012, due to the “clean-up” sale of a large number of odd-lot mortgage-backed securities with relatively small remaining balances totaling $3.1 million. There were no gains on securities in the first quarter of 2011. Loan sale and servicing income remained at minimal levels in both periods.

Bank-owned life insurance income increased by $212,000, or 57%, in the first quarter of 2012 relative to the first quarter of 2011. The increase is mainly due to fluctuations in income on BOLI associated with deferred compensation plans, which is classified as “separate account” BOLI. The Company owns and derives income from two basic types of BOLI: “general account,” and “separate account.” At March 31, 2012 the Company had $35.2 million invested in single-premium general account BOLI, which includes a $5.0 million BOLI purchase consummated at the end of the third quarter of 2011. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits, and is typically fairly consistent with interest credit rates that do not change frequently. The BOLI purchase during 2011 contributed approximately $40,000 to the increase in BOLI income in the first quarter of 2012 relative to the first quarter of 2011. In addition to general account BOLI, the Company had $3.1 million invested in separate account BOLI at March 31, 2012, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period. There was a gain on separate account BOLI totaling $310,000 in the first quarter of 2012 relative to a gain of $123,000 in the first quarter of 2011, for an increase of $187,000 in deferred compensation BOLI income for the quarter. As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income declined by $67,000, or 838%, in the first quarter of 2012 in comparison to the first quarter of 2011. The relatively steep percentage decline is primarily due to net losses on the sale of OREO totaling $126,000 in the first quarter of 2012, relative to a net gain of $18,000 in the first quarter of 2011. Partially offsetting the increase in OREO losses was the fact that we had $25,000 in gains on the disposition of leased equipment subsequent to the termination or maturity of leases in the quarter ended March 31, 2012, relative to $52,000 in losses for the like period in 2011.

Total operating expense (non-interest expense) was $11.983 million for the quarter ended March 31, 2012, an increase of $281,000, or 2%, relative to total operating expense for the first quarter of 2011. As detailed below, the principle factors in this increase were larger OREO write-downs, higher deferred compensation expense accruals, and the variance created by $181,000 in non-recurring vendor credits received in the first quarter of 2011 for prior-year overcharges. Those increases were partially offset by a lower FDIC assessment and a drop in occupancy expense. Despite the increase in expenses, non-interest expense fell to an annualized 4.07% of average interest-earning assets for the first quarter of 2012 from 4.14% in the first quarter of 2011, due to a higher average balance of interest-earning assets.

The largest component of non-interest expense, salaries and employee benefits, declined by $45,000, or 1%, for the quarter. The decline in salaries is due to lower accruals for incentive pay and bonuses, and an increase in the level of salaries that are directly related to successful loan originations and are thus deferred and amortized over the life of the related loans. Those variances were partially offset by a $72,000 increase in deferred compensation expense (related to the increase in BOLI income discussed above), and an increase in regular salaries. Salaries and benefits declined to 47.28% of total non-interest expense for the first quarter of 2012 from 48.8% in the first quarter of 2011.

Total occupancy expense declined by $86,000, or 5%, for the first quarter of 2012 relative to the first quarter of 2011, due to a drop in depreciation expense on furniture and equipment, lower costs resulting from the purchase of our headquarters office building in the fourth quarter of 2011, and lower property taxes stemming from updated valuations on Bank-owned branch buildings. Marketing costs increased for the quarter, although the increase was primarily due to the timing of payments and does not represent a permanent increase. Data processing costs were also higher for the comparative quarters, rising by $145,000, or 53%, due to $181,000 in non-recurring vendor credits received in the first quarter of 2011, as noted above. Deposit services costs reflect a drop of $58,000, or 9%, due primarily to lower costs associated with debit card processing and ATM servicing.

Loan processing costs increased $42,000, or 19%, due primarily to a $37,000 addition to our reserve for unfunded commitments. Foreclosed asset costs increased by $447,000, or 72%, comprised of a $393,000 increase in OREO write-downs and a $54,000 increase in OREO operating expense.

Telecommunications costs reflect an increase of $52,000, or 18%, due to costs associated with the addition and enhancement of data circuits. Postage and mail costs increased by $39,000, or 28%, due in large part to costs associated with a direct-mail marketing campaign targeting commercial loans. The drop in the “other” category under other operating costs is from lower depreciation expense on operating leases where the Bank is the lessor, due to the maturity of leases.

Under professional services costs, legal and accounting costs declined by $20,000, or 5%, due in large part to consulting costs incurred in 2011 with regard to numerous changes in regulatory expectations and the associated promulgation of new guidance on overdrafts. The cost of other professional services declined by $282,000, or 30%, due to lower FDIC assessment accruals and lower legal costs associated with collections, partially offset by an increase of $115,000 in accruals for directors deferred compensation plans resulting from larger gains on those plans in the first quarter of 2012. Our accruals for FDIC assessments declined to $285,000 for the first quarter of 2012 relative to $627,000 in the first quarter of 2011 due to lower overall assessment rates, the Company’s reduced risk profile, and an excess accrual in the first quarter of 2011. The cost of supplies increased $35,000 due to the timing of payments, while sundry losses did not experience a material change for the comparative quarters.

Because non-interest expense increased by a relatively greater amount than net interest income plus non-interest income, the Company’s tax-equivalent overhead efficiency ratio increased slightly to 69.63% in the first quarter of 2012 from 68.24% in the first quarter of 2011. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Our tax credits consist primarily of those generated by a $9.2 million investment in low-income housing tax credit funds, and California state employment tax credits. Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability, as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. The referenced factors actually resulted in a negative provision for income taxes, or tax benefit, in the first quarters of both 2012 and 2011. The tax benefit was $79,000, or -4% of pre-tax income in the first quarter of 2012, relative to a tax benefit of $279,000 which was -22% of pre-tax income in the first quarter of 2011.

balance sheet analysis

EARNING ASSETS

INVESTMENTS

The major components of the Company’s earning assets are its investments and loans, and the detailed composition and growth characteristics of both are significant determinants of the financial condition of the Company. The Company’s investments are analyzed in this section, while the loan and lease portfolio is discussed in a later section of this Form 10-Q.

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus Federal Reserve Bank balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 33% of total assets at March 31, 2012, compared to 32% at December 31, 2011.

We had no fed funds sold at March 31, 2012 or December 31, 2011. Our balance of interest-bearing balances at other banks was $31 million at March 31, 2012, however, up from $20 million at the end of 2011, primarily because excess balance sheet liquidity was placed in our Federal Reserve Bank account at higher yields than could be realized by selling fed funds. Surplus liquidity, which was generated during the quarter from growth in deposits and loan runoff, was also deployed into longer-term, higher-yielding agency-issued mortgage-backed securities and municipal bonds, hence the book balance of the Company’s investment portfolio increased by $10 million, or 3%, during the first quarter of 2012. The book balance of our investment securities was $417 million at March 31, 2012. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	March 31, 2012		December 31, 2011

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government Agencies & Corporations	$2,004	$2,015	$2,008	$2,026
Mortgage-backed securities	335,259	339,023	328,751	331,758
State & political subdivisions	70,694	74,039	67,851	71,340
Equity securities	1,336	1,789	1,336	1,347
Total Investment Securities	$409,293	$416,866	$399,946	$406,471

Mortgage-backed securities increased by $7 million, or 2%, during the first quarter of 2012, net of prepayments and the “clean-up” sale of a large number of odd-lot mortgage-backed securities totaling $3.1 million in book value. The sale had virtually no impact on the yield or duration of our investment portfolio. The balance of municipal bonds increased by $3 million, or 4%, as the Company has also taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during the first quarter of 2012, although the market value of those securities increased by $442,000, or 33%. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $201 million at March 31, 2012 and $208 million at December 31, 2011, leaving $214 million in unpledged debt securities at March 31, 2012 and $197 million at December 31, 2011. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $97 million at March 31, 2012 and $94 million at December 31, 2011.

Loan Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $752 million at March 31, 2012, a drop of $7 million, or 1%, since December 31, 2011. Loan balances have been declining due to reductions associated with the resolution of impaired loans, and runoff in the normal course of business. Our ability to offset this contraction with organic loan growth has been hindered by weak demand from creditworthy borrowers, tightened credit criteria for real estate loans, and heightened competition. To address these issues, management has made selective personnel changes and established branch objectives weighted toward high-quality loan growth, with a particular focus on commercial loans and agricultural loans. Furthermore, there is anecdotal evidence that the local economy is beginning to improve, which could also benefit loan growth. We have seen a recent increase in lending activity, but no assurance can be provided that this will be sustained and that loan growth will improve, especially in the near term. A comparative schedule of the distribution of the Company’s loans at March 31, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution

(dollars in thousands, unaudited)

	March 31, 2012	December 31, 2011
Real Estate:
1-4 family residential construction	$7,388	$8,488
Other Construction/Land	40,373	40,060
1-4 family - closed-end	104,137	106,307
Equity Lines	65,140	66,497
Multi-family residential	8,132	8,179
Commercial RE- owner occupied	183,682	183,070
Commercial RE- non-owner occupied	104,982	105,843
Farmland	61,275	60,142
Total Real Estate	575,109	578,586
Agricultural products	15,804	17,078
Commercial and Industrial	101,039	99,408
Small Business Administration Loans	21,102	21,006
Direct finance leases	5,704	6,743
Consumer loans	33,474	36,124
Total Loans and Leases(1)	$752,232	$758,945
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.98%	1.12%
Other Construction/land	5.37%	5.28%
1-4 family - closed-end	13.84%	14.01%
Equity Lines	8.66%	8.76%
Multi-family residential	1.08%	1.08%
Commercial RE- owner occupied	24.42%	24.12%
Commercial RE- non-owner occupied	13.96%	13.94%
Farmland	8.15%	7.92%
Total Real Estate	76.46%	76.23%
Agricultural products	2.10%	2.25%
Commercial and Industrial	13.43%	13.10%
Small Business Administration Loans	2.81%	2.77%
Direct finance leases	0.76%	0.89%
Consumer loans	4.44%	4.76%
Total Loans and Leases	100.00%	100.00%

(1) Includes Loans HFS which is shown as a separate line item on the Balance Sheet.

Consistent with the objectives noted above, commercial loans increased by $2 million, or 2%, during the first three months of 2012, and would have shown even stronger growth if not for $1 million in gross charge-offs on commercial loans during the same period. Loans secured by farmland increased by $1 million, or 2%, for the first quarter, but agricultural production loans reflect a seasonal decline of about $1 million, or 7%. Most other major loan categories show declining balances, or at best very little growth, due in part to reductions related to the resolution of nonperforming loans.

Although not reflected in the loan totals above, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for some of those loans including a small number of SBA loans. The balance of loans serviced for others totaled $636,000 at March 31, 2012, relative to $646,000 at December 31, 2011.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (“OREO”). OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well-secured and in the process of collection. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDR’s may be classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDR’s, as of the dates noted:

Nonperforming Assets and Performing TDR's

(dollars in thousands, unaudited)	March 31, 2012	December 31, 2011	March 31, 2011
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$1,974	$2,244	$3,929
Other Construction/Land	3,669	4,083	5,973
1-4 family - closed-end	5,578	7,605	4,219
Equity Lines	1,472	1,309	1,732
Multi-family residential	2,941	2,941	-
Commercial RE- owner occupied	5,440	7,086	8,497
Commercial RE- non-owner occupied	13,779	13,958	20,955
Farmland	6,655	6,919	519
TOTAL REAL ESTATE	$41,508	$46,145	$45,824
Commercial and Industrial	2,942	3,778	2,520
Small Business Administration Loans	3,366	3,452	3,413
Direct finance leases	324	591	485
Consumer loans	1,831	2,144	1,390
TOTAL NONPERFORMING LOANS	$49,971	$56,110	$53,632

Foreclosed assets	15,679	15,364	19,214
Total nonperforming assets	$65,650	$71,474	$72,846
Performing TDR's (1)	$37,655	$36,058	$12,551
Nonperforming loans as a % of total gross loans and leases	6.64%	7.39%	6.91%
Nonperforming assets as a % of total gross loans
and leases and foreclosed assets	8.55%	9.23%	9.16%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets dropped by $5.8 million during the first quarter of 2012. Total nonperforming loans were down by $6.1 million, or 11%, but foreclosed assets increased by $315,000, or 2%. The balance of nonperforming loans at March 31, 2012 includes $14.7 million in TDR’s and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $37.7 million in loans classified as performing TDR’s for which we were still accruing interest at March 31, 2012, relative to a balance of $36.1 million at December 31, 2011, for an increase of $1.6 million, or 4%.

Non-accruing loan balances secured by real estate comprised $41.5 million of total nonperforming loans at March 31, 2012, and reflect a net decrease of $4.6 million, or 10%, during the first quarter of 2012. The reduction includes net pay-downs on nonperforming real estate loans of $1.9 million, transfers to OREO from nonperforming real estate loans totaling $3.2 million, charge-offs of less than $1 million, and less than $1 million in balances returned to accrual status. These reductions were partially offset by $2.0 million in gross additions to nonperforming real estate loans for the first quarter of 2012.

Nonperforming commercial and SBA loans declined by a combined $922,000, or 13%, during the first quarter of 2012, ending the period at $6.3 million. Gross additions to nonperforming commercial and SBA loans totaled $412,000 for the quarter ended March 31, 2012, but this was more than offset by net pay-downs of $154,000, the charge-off of $1.1 million in loan balances, and the return to accrual status of a small amount of loans. Non-accrual direct finance leases declined by $267,000, or 45%, during first quarter of 2012, due primarily to charge-offs; and, nonperforming consumer loans, which are largely unsecured, dropped by $313,000, or 15%, also due largely to charge-offs.

As noted above, foreclosed assets increased by $315,000, or 2%, during the first quarter of 2012. The balance of foreclosed assets at March 31, 2012 had an aggregate carrying value of $15.7 million, and was comprised of 70 properties classified as OREO and 8 mobile homes. Much of our OREO consists of vacant lots or land, but there are also 15 residential properties totaling $2.6 million, and four commercial buildings with a combined book balance of $1.4 million. At the end of 2011 foreclosed assets totaled $15.4 million, comprised of 66 properties in OREO and 5 mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 8.55% of gross loans and leases plus foreclosed assets at March 31, 2012, down slightly from 9.23% at December 31, 2011. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses based on management’s evaluation of probable loan losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. It is maintained at a level that is considered adequate to absorb remaining probable loan losses, after factoring in charge-offs taken against the allowance and recoveries credited back to the allowance. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. At March 31, 2012, the Company’s allowance for loan and lease losses was $17.4 million, or 2.32% of gross loans, relative to the $17.3 million allowance at December 31, 2011 which was 2.28% of gross loans. While the size of the allowance for loan and lease losses did not change materially, its composition shifted somewhat during the quarter as specific reserves on impaired loans were enhanced to reflect updated expectations with regard to realizable values, and general reserves on non-impaired loans were reduced as qualitative factors were adjusted. The revised qualitative factors reflect the fact that that historical loss rates have stabilized, and incorporate management’s determination that default risk has declined as the “legacy” portfolio is reduced and newer loans comprise an increasing percentage of non-impaired loans. Also, relative to its balance at March 31, 2011, the allowance declined by $4.1 million, or 19%, due in large part to the charge-off of certain previously-established specific reserves in the fourth quarter of 2011. The Company’s total allowance was 34.84% of nonperforming loans at March 31, 2012, relative to 30.80% at December 31, 2011 and 40.02% at March 31, 2011. An allowance for potential losses inherent in unused commitments, totaling $197,000 at March 31, 2012, is included in other liabilities.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December 31,	Ended March 31,
Balances:	2012	2011	2011
Average gross loans and leases outstanding during period	$748,329	$767,901	$785,705
Gross loans and leases outstanding at end of period	$751,469	$757,591	$776,392

Allowance for Loan and Lease Losses:
Balance at beginning of period	$17,283	$21,138	$21,138
Provision charged to expense	2,750	12,000	3,600
Charge-offs
Real Estate
1-4 family residential construction	-	1,389	-
Other Construction/Land	278	1,807	717
1-4 family - closed-end	375	795	155
Equity Lines	238	1,776	258
Commercial RE- owner occupied	63	1,306	496
Commercial RE- non-owner occupied	-	3,027	-
Farmland	-	496	-
TOTAL REAL ESTATE	$954	$10,596	$1,626
Commercial & industrial loans	1,091	3,407	884
Small Business Administration Loans	86	148	77
Direct Finance Leases	198	82	9
Consumer Loans	625	2,754	784
Total	$2,954	$16,987	$3,380
Recoveries
Real Estate
1-4 family residential construction	-	133	-
Other Construction/Land	2	38	-
1-4 family - closed-end	11	23	5
Equity Lines	1	4	1
Commercial RE- owner occupied	91	71	-
Commercial RE- non-owner occupied	-	148	-
Farmland	26	1	-
TOTAL REAL ESTATE	$131	$418	$6
Commercial and Industrial	125	323	30
Small Business Administration Loans	-	71	7
Direct Finance Leases	-	57	7
Consumer Loans	73	263	56
Total	$329	$1,132	$106
Net loan charge offs (recoveries)	$2,625	$15,855	$3,274
Balance at end of period	$17,408	$17,283	$21,464

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.41%	2.06%	1.69%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	2.32%	2.28%	2.76%
Allowance for Loan Losses to
NonPerforming Loans	34.84%	30.80%	40.02%
Net Loan Charge-offs to Allowance
for Loan Losses at End of Period	15.08%	91.74%	15.25%
Net Loan Charge-offs to
Provision for Loan Losses	95.45%	132.13%	90.94%

As shown in the table immediately above, the Company’s provision for loan and lease losses was reduced by $850,000, or 24%, for the first quarter of 2012 relative to the first quarter of 2011, while net loans charged off declined by $649,000, or 20%, for the same comparative periods. Real estate loan charge-offs experienced the largest decrease among our major loan categories, dropping by $672,000, or 41%, for the comparative quarters. Including write-downs taken in the first quarter of 2012, we have taken a cumulative total of $5.8 million in write-downs on collateral-dependent loans still on our books at March 31, 2012, most of which were on construction loans. Helping offset gross charge-offs was a higher level of principal recoveries on nonperforming loans that were resolved in the first quarter of 2012, including increases of $125,000 in recoveries on real estate loans and $95,000 in recoveries on commercial loans. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at March 31, 2012 represents management’s best estimate of probable losses in the loan portfolio as of that date. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $154 million at both March 31, 2012 and December 31, 2011, although it is not likely that all of these commitments will ultimately be drawn down. Unused commitments represented approximately 20% of gross loans outstanding at March 31, 2012 and December 31, 2011. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $20 million at March 31, 2012 and December 31, 2011.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $41 million at March 31, 2012, compared to $43 million at December 31, 2011. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $36 million average of non-earning cash and due from banks for the first quarter of 2012 was slightly higher than the $35 million average for the year in 2011 due to a higher level of cash activity in our branches, which has required the maintenance of higher levels of vault cash.

Net premises and equipment did not change materially during the first quarter of 2012, since fixed asset additions were mostly offset by the aggregate increase in accumulated depreciation. Operating leases declined to $345,000 at March 31, 2012, from $384,000 at December 31, 2011. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first quarter of 2012 with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. “Other assets” increased by only $88,000, or less than 1%. At March 31, 2012, the $82.0 million balance of other assets includes as its largest components $38.3 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $9.2 million investment in low-income housing tax credit funds, a $6.7 million investment in restricted stock, a deferred tax asset of $11.3 million, current prepaid income taxes totaling $3.7 million, accrued interest receivable totaling $5.2 million, and a prepaid FDIC assessment of $2.5 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock that would typically experience balance fluctuations in conjunction with changes in our FHLB borrowings. However, the FHLB suspended stock repurchases for a period of time and is currently repurchasing stock at minimal levels, thus our restricted stock investment is not expected to drop significantly even with a lower level of borrowings. Our FHLB stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposits. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid on deposits by deposit type for the quarters ended March 31, 2012 and 2011 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at March 31, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)
	March 31, 2012	December 31, 2011
Interest Bearing Demand Deposits	$64,539	$68,777
Non-interest Bearing Demand Deposits	312,050	300,045
NOW	203,754	187,155
Savings	106,294	91,376
Money Market	80,641	76,396
CDAR's < $100,000	1,340	943
CDAR's ≥ $100,000	17,345	17,119
Customer Time deposit < $100,000	98,778	106,610
Customer Time deposits ≥ $100,000	223,137	222,847
Brokered Deposits	15,000	15,000
Total Deposits	$1,122,878	$1,086,268

Percentage of Total Deposits
Interest Bearing Demand Deposits	5.75%	6.33%
Non-interest Bearing Demand Deposits	27.79%	27.62%
NOW	18.15%	17.23%
Savings	9.47%	8.41%
Money Market	7.18%	7.03%
CDAR's < $100,000	0.12%	0.09%
CDAR's ≥ $100,000	1.54%	1.58%
Customer Time deposit < $100,000	8.80%	9.81%
Customer Time deposits > $100,000	19.87%	20.52%
Brokered Deposits	1.33%	1.38%
Total	100.00%	100.00%

Total deposit balances increased by $37 million, or 3%, during the first quarter of 2012. Our deposit mix improved during that period since all of the growth came in core non-maturity deposits, which were up by $44 million, or 6%. The growth in non-maturity deposits is due in part to an intensified focus on business relationships and our ongoing deposit acquisition programs, including our highly successful direct mail initiatives, which contributed to increases of $12 million, or 4%, in non-interest bearing demand deposits, and $17 million, or 9%, in NOW accounts. We also experienced increases in savings deposits, which were up $15 million, or 16%, and money market accounts, which added balances totaling $4 million, or 6%. The only non-maturity deposit category to experience declining balances during the first three months of 2012 was interest-bearing demand deposits, a new sweep account product that was introduced in August 2011 to assist business customers with liquidity management. Those balances fell by $4 million, or 6%, due to fluctuations in the normal course of business.

Customer time deposits under $100,000 were down $8 million, or 7%, and declined to 9% of total deposits at March 31, 2012 from 10% at the end of 2011, since we have let deposits that are under the management of our Treasury Department roll off as they mature. Customer-sourced time deposits over $100,000 and CDAR’s deposits, which are also time deposits that are primarily sourced from customers in our market areas, did not change materially in the first quarter of 2012. Moreover, the outstanding balance of wholesale-sourced brokered deposits remained at $15 million. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to focus energy toward growing those balances.

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities (see Capital Resources section for a more detailed explanation of trust-preferred securities). In aggregate, we were able to reduce other interest-bearing liabilities in the first quarter of 2012 due to the surplus liquidity created by strong deposit growth.

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. We had no overnight fed funds purchased on our books at March 31, 2012 or December 31, 2011, but repurchase agreement balances totaled approximately $6 million at March 31, 2012, up from $3 million at the end of 2011. Repurchase agreements represent customer “sweep accounts”, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by investment securities. We had no overnight FHLB advances at March 31, 2012, down from $17 million at the end of 2011, and there were no other short-term FHLB advances at March 31, 2012 or December 31, 2011. Longer-term FHLB advances totaled $5 million at March 31, 2012, down from $15 million at December 31, 2011 due to balances that matured but did not need to be replaced. The Company also had $31 million in junior subordinated debentures at March 31, 2012 and December 31, 2011.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities declined by slightly over $1 million, or 8%, during the first quarter of 2012, primarily due to a drop in the accrued liability for annual bonus payments subsequent to the payment of 2011 officer bonuses in March 2012.

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

The Company, on occasion, experiences short-term cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the Federal Home Loan Bank, totaled $200 million at March 31, 2012. An additional $170 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $57 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2012. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2012, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $311 million of the Company’s investment portfolio balances, up slightly from $309 million at December 31, 2011. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB for certain pledging requirements rather than investment securities. The FHLB letter of credit was reduced in 2011, but still totaled $79 million at March 31, 2012. Management is of the opinion that its investments and other potentially liquid assets, along with other standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s primary liquidity and average net loans to assets ratios were 36% and 55%, respectively, at March 31, 2012, as compared to internal policy guidelines of “greater than 8%” and “less than 78%.” The liquidity ratio is calculated with the balance of cash and due from banks, plus available investment securities and committed available-for-sale loans, as the numerator, and non-collateralized deposits and short-term liabilities as the denominator. Other liquidity ratios reviewed by management and the Board include average net loans to core deposits, net non-core funding dependence, and reliance on wholesale funding, all of which were well within policy guidelines at March 31, 2012. Strong growth in core deposits combined with loan runoff and growth in investments has had a positive impact on our liquidity position in recent periods, although no assurance can be provided that this will continue to be the case.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios. To identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis and a market value of portfolio equity calculation on a monthly basis.

The Company uses Sendero modeling software in order to simulate the effects of potential interest rate changes on the Company’s net interest income, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports balances, interest rates, maturity dates and re-pricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investments, loans, deposits and borrowed funds. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. Per regulatory guidance, we also currently apply an upward shock of 400 b.p. for net interest income simulations. As of March 31, 2012 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.	+400 b.p.
Change in Net Int. Inc. (in $000’s)	-$6,813	-$5,011	-$2,788	+$1,632	+$2,466	+$4,855	+$7,126
% Change	-13.41%	-9.87%	-5.49%	+3.21%	+4.82%	+9.56%	+14.03%

Our current net interest income simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. We have seen this profile steepen over the past couple of years, as we have benefited from an increasing proportion of lower-cost non-maturity deposits. If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $2.788 million lower than in a stable interest rate scenario, a drop of 5.49%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential reduction in net interest income in the scenario where rates are shocked down by 100 basis points slightly exceeds our internal policy guideline, and we will continue to monitor our interest rate risk profile and take corrective action as appropriate.

If interest rates were to increase by 100 basis points, net interest income would likely improve by around $1.632 million, or 3.21%, relative to a stable interest rate scenario. Since many of our variable-rate loans are currently at rate floors, the initial gain in net interest income in rising rates is of slightly smaller magnitude than the drop under declining rates because of the re-pricing lag that occurs while variable rates are increasing to floored levels. The larger the increase in interest rates, however, the more our net interest margin benefits.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is essentially a gauge of longer-term exposure to interest rate risk. It is measured by simulating changes in the Company’s economic value of equity (EVE), which is calculated by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, and this measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of March 31, 2012, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in EVE (in $000’s)	-$18,388	-$43,856	-$27,628	+$24,197	+$31,041	+$42,681
% Change	-5.93%	-14.13%	-8.90%	+7.80%	+10.00%	+13.75%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates. The changes in EVE are not symmetrical, however, due to the optionality inherent in certain financial instruments. Our EVE profile has changed substantially in recent periods, moving from unfavorable exposure to a benefit under rising rates, due in part to growth in non-maturity deposits and adjustments applied to deposit decay rates and loan prepayment rates in order to better reflect historical patterns. Effectively, lower deposit decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater as would be the case in a rising rate environment. However, the same changes that have improved our profile in rising rate scenarios have created greater exposure to declining rates. That negative impact is exacerbated by the acceleration of loan prepayment speeds in declining rate scenarios. While still negative, we see a favorable swing in EVE as interest rates drop from 200 basis points to 300 basis points. This is due to the longer duration of our fixed-rate assets relative to our fixed-rate liabilities, and the resulting impact of a significant rate decline on financial instrument fair values. As noted previously, however, management is of the opinion that the probability of a significant rate decline is extremely low.

CAPITAL RESOURCES

At March 31, 2012, the Company had total shareholders’ equity of $170.2 million, comprised of $64.3 million in common stock, $2.2 million in additional paid-in capital, $99.2 million in retained earnings, and $4.5 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2011 was $168.6 million. The $1.7 million increase in shareholders’ equity during the first quarter was due in part to the addition of $1.9 million in net earnings, less $846,000 in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), also increased by $603,000 due to increasing market values.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. The Company and the Bank are both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $30 million in junior subordinated debentures on the Company’s balance sheet at March 31, 2012 was included in Tier 1 capital, however no assurance can be given that these debentures, which were issued in conjunction with trust preferred securities, will continue to be treated as Tier 1 capital in the future.

Tier 2 capital can include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $11.3 million, or 64%, of our total allowance is currently included in Tier 2 capital for Sierra Bancorp’s consolidated calculations. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

	March 31,	December 31,
	2012	2011
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	21.92%	21.72%
Tier 1 Capital to Total Risk-weighted Assets	20.66%	20.46%
Tier 1 Leverage Ratio	14.09%	14.11%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	21.25%	20.89%
Tier 1 Capital to Total Risk-weighted Assets	19.99%	19.63%
Tier 1 Leverage Ratio	13.61%	13.53%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2011.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date. Of the aggregate 1,250,000 shares authorized for repurchase since the effective date of the plan, there were 100,669 shares remaining available for repurchase as of March 31, 2012. There were no stock repurchases during the first quarter of 2012.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 9, 2012	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer
(Principal Executive Officer)

May 9, 2012	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

