Form 10-Q
period 2012-06-30
SIERRA BANCORP
filed 2012-08-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Common stock, no par value, 14,103,209 shares outstanding as of July 31, 2012

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2012	December 31, 2011
ASSETS	(unaudited)	(audited)
Cash and due from banks	$39,832	$42,805
Interest-bearing deposits in banks	9,094	20,231
Total Cash & Cash Equivalents	48,926	63,036
Investment securities available for sale	422,196	406,471
Loans held for sale	250	1,354
Loans and leases:
Gross loans and leases	817,600	757,591
Allowance for loan and lease losses	(13,863)	(17,283)
Deferred loan and lease fees, net	887	621
Net Loans and Leases	804,624	740,929
Premises and equipment, net	22,090	20,721
Operating leases, net	306	384
Foreclosed assets	14,423	15,364
Goodwill	5,544	5,544
Other assets	81,333	81,602
TOTAL ASSETS	$1,399,692	$1,335,405

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$327,224	$300,045
Interest bearing	822,310	786,223
Total Deposits	1,149,534	1,086,268
Federal funds purchased and repurchase agreements	2,890	3,037
Short-term borrowings	24,640	17,120
Long-term borrowings	5,000	15,000
Junior subordinated debentures	30,928	30,928
Other liabilities	14,163	14,488
TOTAL LIABILITIES	1,227,155	1,166,841
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares
authorized; 14,103,209 and 14,101,609 shares issued
and outstanding at June 30, 2012 and
December 31, 2011, respectively	64,338	64,321
Additional paid in capital	2,304	2,221
Retained earnings	101,087	98,174
Accumulated other comprehensive income	4,808	3,848
TOTAL SHAREHOLDERS' EQUITY	172,537	168,564

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$1,399,692	$1,335,405

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED  STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three Months-Ended June 30,		Six Months-Ended June 30,
Interest income:	2012	2011	2012	2011
Interest and fees on loans	$11,154	$11,918	$22,297	$23,700
Interest on investment securities:
Taxable	1,751	2,285	3,635	4,201
Tax-exempt	685	721	1,352	1,437
Interest on federal funds sold and interest-bearing deposits	22	25	37	33
Total interest income	13,612	14,949	27,321	29,371

Interest expense:
Interest on deposits	809	1,125	1,694	2,216
Interest on short-term borrowings	13	5	18	39
Interest on long-term borrowings	49	142	180	282
Interest on mandatorily redeemable trust preferred securities	193	180	393	361
Total interest expense	1,064	1,452	2,285	2,898

Net Interest Income	12,548	13,497	25,036	26,473

Provision for loan losses	3,160	3,000	5,910	6,600

Net Interest Income after Provision for Loan Losses	9,388	10,497	19,126	19,873

Non-interest revenue:
Service charges on deposit accounts	2,417	2,446	4,704	4,701
Gains on investment securities available-for-sale	1	-	71	-
Other income, net	1,862	1,027	3,550	2,348
Total other operating income	4,280	3,473	8,325	7,049

Other operating expense:
Salaries and employee benefits	4,911	5,201	10,576	10,911
Occupancy expense	1,563	1,625	3,052	3,200
Other	4,167	4,729	8,996	9,146
Total other operating expenses	10,641	11,555	22,624	23,257

Income before income taxes	3,027	2,415	4,827	3,665

Provision for income taxes	454	231	375	(48)

Net Income	$2,573	$2,184	$4,452	$3,713

PER SHARE DATA
Book value	$12.23	$11.78	$12.23	$11.78
Cash dividends	$0.06	$0.06	$0.12	$0.12
Earnings per share basic	$0.18	$0.16	$0.32	$0.27
Earnings per share diluted	$0.18	$0.16	$0.32	$0.26
Average shares outstanding, basic	14,103,209	14,012,574	14,102,544	13,997,264
Average shares outstanding, diluted	14,107,640	14,084,997	14,107,416	14,072,974

Total shareholder Equity (in thousands)	$172,537	$165,412	$172,537	$165,412
Shares outstanding	14,103,209	14,046,666	14,103,209	14,046,666
Dividends Paid	$846,193	$840,226	$1,692,289	$1,678,843

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months-Ended June 30,		Six Months-Ended June 30,
	2012	2011	2012	2011

Net Income	$2,573	$2,184	$4,452	$3,713
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	604	3,450	1,709	5,289
Less: reclassification adjustment for gains included in net income	(1)	-	(71)	-
Other comprehensive income, before tax	603	3,450	1,638	5,289
Income tax expense related to items of other
comprehensive income, net of tax	(246)	(1,450)	(678)	(2,223)
Other comprehensive income	357	2,000	960	3,066

Comprehensive income	$2,930	$4,184	$5,412	$6,779

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months-Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,452	$3,713
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on investment of securities	(71)	-
Gain on sales of loans	(94)	(53)
Gain on disposal of fixed assets	-	(12)
Loss on sale on foreclosed assets	177	296
Writedowns on foreclosed assets	1,395	1,305
Share-based compensation expense	122	118
Provision for loan losses	5,910	6,600
Depreciation and amortization	1,190	1,257
Net amortization on securities premiums and discounts	4,019	2,660
Increase in unearned net loan fees	(324)	(117)
Increase in cash surrender value of life insurance policies	(861)	(707)
Proceeds from sales of loans portfolio	3,954	1,725
Net (Increase) Decrease in loans held-for-sale	(3,007)	914
(Increase) Decrease in interest receivable and other assets	(314)	1,765
Decrease in other liabilities	(172)	(1,361)
Net Decrease in FHLB Stock	634	670
Deferred Income Tax Provision (Benefit)	88	(6)
Excess tax (provision) benefit from equity based compensation	(36)	10
Net cash provided by operating activities	17,062	18,777

Cash flows from investing activities:
Maturities of securities available for sale	135	408
Proceeds from sales/calls of securities available for sale	7,000	1,275
Purchases of securities available for sale	(73,752)	(104,699)
Principal pay downs on securities available for sale	48,591	34,638
Net (Increase) Decrease in loans receivable, net	(80,230)	20,543
Purchases of premises and equipment, net	(2,481)	(734)
Proceeds from sales of foreclosed assets	10,569	3,434
Net cash used in investing activities	(90,168)	(45,135)

Cash flows from financing activities:
Increase in deposits	63,265	63,892
Decrease in borrowed funds	(2,480)	(14,650)
Decrease in repurchase agreements	(147)	-
Increase in Fed funds purchased	-	3,980
Cash dividends paid	(1,692)	(1,679)
Repurchases of common stock	-	(23)
Stock options exercised	14	570
Excess tax provision (benefit) from equity based compensation	36	(10)
Net cash provided by financing activities	58,996	52,080

(Decrease) Increase in cash and due from banks	(14,110)	25,722

Cash and Cash Equivalents
Beginning of period	63,036	42,645
End of period	$48,926	$68,367

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (TRUPS). Pursuant to the Financial Accounting Standards Board’s (FASB’s) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s newest brick and mortar branch opened for business in the city of Selma in February 2011. In addition to our full-service branches, the Bank has an agricultural credit division with lending staff domiciled in Porterville, Bakersfield and Visalia, an SBA lending unit located at our corporate headquarters, and offsite ATM’s at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220) - Presentation of Comprehensive Income. Current U.S. generally accepted accounting principles allow reporting entities several alternatives for displaying other comprehensive income and its components in financial statements, and ASU 2011-05 is intended to improve the consistency of this reporting issue. The amendments in this ASU require all non-owner changes in stockholders’ equity to be presented either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Furthermore, the entity is required to present, on the face of the financial statements, adjustments for items that are reclassified from other comprehensive income to net income in the statements, where the components of net income and the components of other comprehensive income are presented. The amendments in the ASU do not change the following: 1) items that must be reported in other comprehensive income; 2) when an item of other comprehensive income must be reclassified to net income; 3) the option to present components of other comprehensive income either net of related tax effects or before related tax effects; or, 4) how earnings per share is calculated or presented. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, such as the Company, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company’s adoption of this ASU impacted our presentation of comprehensive income, but not the calculation of such.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to substantially converge the fair value measurement and disclosure guidance in U.S. GAAP with International Financial Reporting Standards (“IFRS”). The amended guidance changes several aspects of current fair value measurement guidance, including the following provisions: 1) the application of the concepts of “highest and best use” and “valuation premise”; 2) the introduction of an option to measure groups of offsetting assets and liabilities on a net basis; 3) the incorporation of certain premiums and discounts in fair value measurements; and, 4) the measurement of the fair value of certain instruments classified in shareholders’ equity. In addition, the amended guidance includes several new fair value disclosure requirements, including, among other things, information about valuation techniques and unobservable inputs used in Level 3 fair value measurements and a narrative description of Level 3 measurements’ sensitivity to changes in unobservable inputs. For public entities such as the Company, the provisions of ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The implementation of ASU 2011-04 enhanced our footnote disclosures, but did not change fair value measurements for any of the Company’s assets or liabilities carried at fair value and thus did not impact the Company’s statements of income and condition.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2012 and 2011, cash paid for interest due on interest-bearing liabilities was $2.117 million and $2.942 million, respectively. There was no cash paid for income taxes during the six months ended June 30, 2012, and $1.643 million for the same time frame in 2011. Assets totaling $11.206 million and $2.948 million were acquired in settlement of loans for the six months ended June 30, 2012 and June 30, 2011, respectively. We received $6.886 million in cash from the sale of foreclosed assets during the first half of 2012 relative to $1.887 million during the first half of 2011, which represents sales proceeds less loans extended to finance such sales totaling $3.684 million for the first half of 2012 and $1.381 million for the first half of 2011.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 174,950 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of June 30, 2012 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options have been granted since the inception of the plan and the number remaining available for grant as of June 30, 2012 was 897,580. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as share-based compensation expense or directors’ expense, by amortizing it over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $55,000 was reflected in the Company’s income statement during the second quarter of 2012 and $53,000 was charged during the second quarter of 2011, as expense related to stock options. For the first half, the charges amounted to $122,000 in 2012 and $118,000 in 2011.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,103,209 weighted average shares outstanding during the second quarter of 2012, and 14,012,574 during the second quarter of 2011. There were 14,102,544 weighted average shares outstanding during the first six months of 2012, and 13,997,264 during the first six months of 2011.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2012, the dilutive effect of options outstanding calculated under the treasury stock method totaled 4,431 and 4,872, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2011 shares totaling 72,423 and 75,710, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

Comprehensive income, as presented in the Consolidated Statements of Comprehensive Income, includes net income and other comprehensive income. The Company’s only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities. Gains or losses on investment securities that were realized and included in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from comprehensive income of the current period.

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financing needs of its customers. Those financial instruments consist of commitments to extend credit, and standby letters of credit. They involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by counterparties for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for originating loans included on the balance sheet. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2012	December 31, 2011
Commitments to extend credit	$194,916	$154,323
Standby letters of credit	$11,321	$11,113
Commercial letters of credit	$8,982	$8,991

Commitments to extend credit consist primarily of the following: Unfunded home equity lines of credit; commercial real estate construction loans, which are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction; commercial revolving lines of credit, which have a high degree of industry diversification; and the unused portions of mortgage warehouse lines of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Company is also utilizing a $74 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. The letter of credit is backed by specific loans which are pledged to the Federal Home Loan Bank by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at June 30, 2012 and December 31, 2011:

•	Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

•	Investment securities: The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are thus not relevant for reporting purposes. If available-for-sale loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral dependent impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral, net of expected disposition costs where applicable, for collateral-dependent loans.

•	Cash surrender value of life insurance policies: The fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain long-term investments for which no secondary market exists are carried at cost, and the carrying amount for those investments approximates their estimated fair value.

•	Deposits: Fair values for demand deposits and other non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: The fair values of subordinated debentures are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments at the periods noted are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	June 30, 2012
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:		(Dollars in thousands)
Cash and cash equivalents	$48,926	$48,926	$-	$-	$48,926
Investment securities available for sale	422,196	1,809	420,387	-	422,196
Loans and leases, net	784,644	-	829,825	-	829,825
Collateral dependent impaired loans	19,980	-	15,212	307	15,519
Loans held-for-sale	250	250	-	-	250
Cash surrender value of life insurance policies	38,518	-	38,518	-	38,518
Other investments	6,406	-	6,406	-	6,406
Investment in limited partnership	10,622	-	10,622	-	10,622
Accrued interest receivable	5,177	-	5,177	-	5,177

Financial Liabilities:
Deposits:
Noninterest-bearing	$327,224	$327,224	$-	$-	$327,224
Interest-bearing	822,311	-	822,756	-	822,756
Fed funds purchased and repurchase agreements	2,890	-	2,890	-	2,890
Short-term borrowings	24,640	-	24,640	-	24,640
Long-term borrowings	5,000	-	5,000	-	5,000
Subordinated debentures	30,928	-	12,229	-	12,229
Limited partnership capital commitment	1,185	-	1,185	-	1,185
Accrued interest payable	346	-	346	-	346

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$194,916
Standby letters of credit	11,321
Commercial lines of credit	8,982

	December 31, 2011
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:		(Dollars in thousands)
Cash and cash equivalents	$63,036	$63,036	$-	$-	$63,036
Investment securities available for sale	406,471	1,347	405,124	-	406,471
Loans and leases, net	726,302	-	771,192	-	771,192
Collateral dependent impaired loans	14,627	-	11,016	285	11,301
Loans held-for-sale	1,354	1,354	-	-	1,354
Cash surrender value of life insurance policies	37,657	-	37,657	-	37,657
Other investments	7,040	-	7,040	-	7,040
Investment in limited partnership	9,927	-	9,927	-	9,927
Accrued interest receivable	5,368	-	5,368	-	5,368

Financial Liabilities:
Deposits:
Noninterest-bearing	$300,045	$300,045	$-	$-	$300,045
Interest-bearing	786,223	-	702,270	-	702,270
Fed funds purchased and repurchase agreements	3,037	-	3,037	-	3,037
Short-term borrowings	17,120	-	17,120	-	17,120
Long-term borrowings	15,000	-	15,000	-	15,000
Subordinated debentures	30,928	-	12,262	-	12,262
Limited partnership capital commitment	353	-	353	-	353
Accrued interest payable	514	-	514	-	514

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$154,323
Standby letters of credit	11,113
Commercial lines of credit	8,991

For each financial asset category that was actually reported at fair value at June 30, 2012, the Company used the following methods and significant assumptions:

•	Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the their relationship to other benchmark quoted securities.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are thus not relevant for reporting purposes. If available-for-sale loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral, net of expected disposition costs where applicable, for collateral-dependent loans.

•	Foreclosed assets: Repossessed real estate (OREO) and other assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected selling costs for OREO and some other assets such as mobile homes, and for all other assets fair value is represented by the estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2012, Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
U.S. Government agencies	$-	$1,288	$-	$1,288	$-
Obligations of states and
political subdivisions	-	80,769	-	80,769	-
U.S. Government agencies
collateralized by mortgage
obligations	-	338,330	-	338,330	-
Other Securities	1,809	-	-	1,809	-

Total available-for-sale securities	$1,809	$420,387	$-	$422,196	$-

	Fair Value Measurements at December 31, 2011, Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
U.S. Government agencies	$-	$2,026	$-	$2,026	$-
Obligations of states and				-
political subdivisions	-	71,340	-	71,340	-
U.S. Government agencies
collateralized by mortgage
obligations	-	331,758	-	331,758	-
Other Securities	1,347	-	-	1,347	(1,370)

Total available-for-sale securities	$1,347	$405,124	$-	$406,471	$(1,370)

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2012, Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$15,212	$307	$15,519
Foreclosed assets	$-	$14,423	$-	$14,423

	Fair Value Measurements at December 31, 2011, Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$11,016	$285	$11,301
Foreclosed assets	$-	$14,777	$587	$15,364

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

The table below presents additional valuation information for impaired loan balances which are measured within Level 3 of the fair value hierarchy, as of June 30, 2012:

Quantitative Information about Level 3 Fair Value measurements
(dollars in thousands, unaudited)

Asset	Fair Value Amount	Valuation Technique	Unobservable Input	Range (Wtd Ave.)

Real Estate Secured loans	$ 307	Adjusted Appraised Value	Selling Costs (1)	15.00% - 25.00% (15.14%)

(1) Represents the range of estimated selling and closing costs that might be incurred through escrow at the time of sale.

The unobservable inputs are based on management’s best estimates of appropriate discounts in arriving at fair market value. Significant increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, a change in either direction of actual loss rates would have a directionally opposite change in the calculation of the fair value of impaired unsecured loans.

Note 10 – Investments

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The Company’s available-for-sale investment securities totaled $422 million at June 30, 2012, and $406 million at December 31, 2011.

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

(Dollars in thousands):

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$1,294	$-	$(6)	$1,288
Obligations of state and
political subdivisions	76,749	4,166	(146)	80,769
U.S. Government agencies
collateralized by mortgage
obligations	334,645	4,470	(785)	338,330
Equity Securities	1,336	473	-	1,809
	$414,024	$9,109	$(937)	$422,196

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,008	$18	$-	$2,026
Obligations of state and
political subdivisions	67,851	3,634	(145)	71,340
U.S. Government agencies
collateralized by mortgage
obligations	328,751	4,467	(1,460)	331,758
Equity Securities	1,336	11	-	1,347
	$399,946	$8,130	$(1,605)	$406,471

At June 30, 2012 and December 31, 2011, the Company had 79 securities and 80 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to our investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	June 30, 2012
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$(6)	$1,288	$-	$-
Obligations of State and Political Subdivisions	(107)	9,085	(40)	1,060
U.S. Government agencies collateralized by mortgage
obligations	(784)	100,197	-	-
TOTAL	$(897)	$110,570	$(40)	$1,060

	December 31, 2011
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Obligations of State and Political Subdivisions	$(26)	$1,735	$(119)	$1,978
U.S. Government agencies collateralized by mortgage
obligations	(1,432)	144,953	(28)	949
TOTAL	$(1,458)	$146,688	$(147)	$2,927

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged off. The Company uses the following definitions of risk classifications:

•	Pass: Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions below and smaller, homogeneous loans that are not assessed on an individual basis.

•	Special Mention: Loans classified as special mention have potential issues that deserve the close attention of management. If left uncorrected, those potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.

•	Substandard: Loans classified as substandard have at least one clear and well-defined weakness which could jeopardize the ultimate recoverability of all principal and interest, such as a borrower displaying a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or a deteriorated financial condition.

•	Impaired: A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all nonperforming loans, loans classified as restructured troubled debt, and certain other loans that are still being maintained on accrual status. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). A TDR may be nonperforming or performing, depending on its accrual status and the demonstrated ability of the borrower to comply with restructured terms.

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)

	June 30, 2012
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$3,303	$3,523	$-	$1,974	$8,800
Other construction/Land	19,247	6,439	961	11,175	37,822
1-4 Family - closed end	70,650	7,412	1,279	19,612	98,953
Equity Lines	58,387	437	2,440	770	62,034
Multi-family residential	4,825	614	-	1,780	7,219
Commercial real estate - owner occupied	142,068	20,718	9,137	9,298	181,221
Commercial real estate - non-owner occupied	67,319	5,937	2,306	23,961	99,523
Farmland	53,216	176	3,575	1,953	58,920
Total Real Estate	419,015	45,256	19,698	70,523	554,492

Agricultural	17,486	45	25	1,676	19,232
Commercial and Industrial	175,332	5,525	2,504	2,805	186,166
Small Business Administration	14,683	1,957	328	3,699	20,667
Direct finance leases	4,847	75	-	322	5,244
Consumer loans	26,661	747	213	4,178	31,799
Total Gross Loans and Leases	$658,024	$53,605	$22,768	$83,203	$817,600

	December 31, 2011
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$4,240	$2,004	$-	$2,244	$8,488
Other construction/Land	18,185	8,873	1,015	11,987	40,060
1-4 Family - closed end	75,765	7,574	1,354	20,260	104,953
Equity Lines	62,867	456	1,795	1,379	66,497
Multi-family residential	4,620	618	-	2,941	8,179
Commercial real estate - owner occupied	141,245	23,289	8,878	9,658	183,070
Commercial real estate - non-owner occupied	64,746	7,463	4,514	29,120	105,843
Farmland	47,719	1,878	3,626	6,919	60,142
Total Real Estate	419,387	52,155	21,182	84,508	577,232

Agricultural	15,477	1,574	27	-	17,078
Commercial and Industrial	83,780	7,529	3,078	5,021	99,408
Small Business Administration	16,251	-	852	3,903	21,006
Direct finance leases	6,089	63	-	591	6,743
Consumer loans	30,004	1,006	808	4,306	36,124
Total Gross Loans and Leases	$570,988	$62,327	$25,947	$98,329	$757,591

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (“OREO”). OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the ability of the Company to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection. An aging of the Company’s loan balances, by number of days past due as of the indicated dates, is presented in the following tables:

Loan Portfolio Aging
(dollars in thousands, unaudited)

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$352	$352	$8,448	$8,800	$1,974
Other construction/Land	1,101	345	3,474	4,920	32,902	37,822	4,055
1-4 Family - closed end	1,446	138	1,626	3,210	95,743	98,953	5,985
Equity Lines	673	144	66	883	61,151	62,034	488
Multi-family residential	-	-	1,780	1,780	5,439	7,219	1,780
Commercial real estate - owner occupied	653	547	4,807	6,007	175,214	181,221	5,537
Commercial real estate - non-owner occupied	877	-	6,375	7,252	92,271	99,523	10,262
Farmland	-	-	-	-	58,920	58,920	269
Total Real Estate	4,750	1,174	18,480	24,404	530,088	554,492	30,350

Agricultural	75	-	99	174	19,058	19,232	99
Commercial and Industrial	279	1,111	938	2,328	183,838	186,166	1,848
Small Business Administration	1,203	582	2,054	3,839	16,828	20,667	2,793
Direct finance leases	75	-	322	397	4,847	5,244	322
Consumer loans	383	93	156	632	31,167	31,799	1,303
Total Gross Loans and Leases	$6,765	$2,960	$22,049	$31,774	$785,826	$817,600	$36,715

(1) Included in Total Financing Receivables

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$-	$-	$8,488	$8,488	$2,244
Other construction/Land	1,354	-	1,417	2,771	37,289	40,060	4,083
1-4 Family - closed end	1,777	1,835	1,661	5,273	99,680	104,953	7,605
Equity Lines	253	511	640	1,404	65,093	66,497	1,309
Multi-family residential	-	-	2,941	2,941	5,238	8,179	2,941
Commercial real estate - owner occupied	3,070	1,038	5,581	9,689	173,381	183,070	7,086
Commercial real estate - non-owner occupied	1,031	577	7,128	8,736	97,107	105,843	13,958
Farmland	6,436	-	188	6,624	53,518	60,142	6,919
Total Real Estate	13,921	3,961	19,556	37,438	539,794	577,232	46,145

Agricultural	-	-	-	-	17,078	17,078	-
Commercial and Industrial	701	386	3,160	4,247	95,161	99,408	3,778
Small Business Administration	828	917	2,715	4,460	16,546	21,006	3,452
Direct finance leases	63	-	591	654	6,089	6,743	591
Consumer loans	520	619	838	1,977	34,147	36,124	2,144
Total Gross Loans and Leases	$16,033	$5,883	$26,860	$48,776	$708,815	$757,591	$56,110

(1) Included in Total Financing Receivables
(2) Includes Small Business Administration loans over 90 days past due and still accruing in the amount of $48,000.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (“TDR”), if the modification constitutes a concession. At June 30, 2012, the Company had a total of $56.7 million in TDR’s, including $20.7 million in TDR’s that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDR’s may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The table below summarizes TDR’s which were modified during the noted period, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)

	For the Six Months-Ended June 30, 2012
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$59	$-	$53	$-	$-	$-	$112
1-4 family - closed-end	-	109	-	-	-	222	-	331
Equity Lines	-	29	-	-	-	-	-	29
Commercial RE - owner occupied	-	2,305	-	295	-	-	-	2,600
Commercial RE - non owner occupied	-	329	-	-	-	-	-	329
Total Real Estate Loans	-	2,831	-	348	-	222	-	3,401
Agricultural Products	-	-	-	-	-	-	-	-
Commercial and Industrial	-	173	-	228	-	-	-	401
Consumer loans	-	662	-	149	-	-	47	858
Small Business Administration Loans	-	-	-	475	-	-	-	475
	$-	$3,666	$-	$1,200	$-	$222	$47	$5,135

	For the Year-Ended December 31, 2011
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$555	$-	$754	$-	$6,188	$-	$7,497
1-4 family - closed-end	-	6,419	-	151	561	48	421	7,600
Equity Lines	-	71	426	-	78	-	-	575
Commercial RE - owner occupied	-	1,893	1,231	297	542	-	-	3,963
Commercial RE - non owner occupied	7,400	-	-	1,069	6,420	-	-	14,889
Total Real Estate Loans	7,400	8,938	1,657	2,271	7,601	6,236	421	34,524
Agricultural Products	-	-	-	-	-	-	12	12
Commercial and Industrial	19	342	23	1,188	-	384	-	1,956
Consumer loans	278	495	-	2,069	282	-	85	3,209
Small Business Administration Loans	-	621	106	46	-	-	-	773
	$7,697	$10,396	$1,786	$5,574	$7,883	$6,620	$518	$40,474

The following tables present, by class, additional details related to loans classified as TDR’s during the three and six months ended June 30, 2012, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)

	For the Three Months-Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$59	$59	$10	$12
1-4 family - closed-end	1	233	222	20	39
Equity Lines	1	29	29	13	29
Commercial RE- owner occupied	1	227	227	5	5
Commercial RE- non-owner occupied	0	-	-	-	-
Total Real Estate Loans		548	537	48	85

Agricultural products	0	-	-	-	-
Commercial and Industrial	5	376	375	(16)	45
Consumer loans	9	633	631	(193)	129
Small Business Administration Loans	0	-	-	-	-
		$1,557	$1,543	$(161)	$259

(1) This represents the change in the ALL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the Six Months-Ended June 30, 2012
		Pre-Modification	Post-Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	2	$112	$112	$11	$12
1-4 family - closed-end	3	344	331	27	47
Equity Lines	1	29	29	13	29
Commercial RE- owner occupied	3	2,600	2,600	(71)	97
Commercial RE- non-owner occupied	2	330	329	(45)	6
Total Real Estate Loans		3,415	3,401	(65)	191

Agricultural products	0	-	-	-	-
Commercial and Industrial	7	407	401	(28)	49
Consumer loans	13	861	858	(207)	141
Small Business Administration Loans	1	468	475	2	119
		$5,151	$5,135	$(298)	$500

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The table below summarizes TDR’s that defaulted during the period noted, and any charge-offs on those TDR’s resulting from such default.

Troubled Debt Restructurings(1)
(dollars in thousands, unaudited)

	Subsequent default three months-ended June 30, 2012
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	1	$69	$-
1-4 family - closed-end	0	-	-
Equity Lines	0	-	-
Commercial RE- owner occupied	0	-	-
Commercial RE- non owner occupied	0	-	-
Total Real Estate Loans		69	-

Agricultural products	0	-	-
Commercial and Industrial	1	108	108
Consumer loans	0	-	-
Small Business Administration Loans	1	106	-
		$283	$108

	Subsequent default six months-ended June 30, 2012
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	1	$69	$-
1-4 family - closed-end	1	95	95
Equity Lines	0	-	-
Commercial RE- owner occupied	0	-	-
Commercial RE- non owner occupied	0	-	-
Total Real Estate Loans		164	95

Agricultural products	0	-	-
Commercial and Industrial	1	108	108
Consumer Loans	1	192	192
Small Business Administration Loans	1	106	-
		$570	$395

(1) Troubled Debt Restructurings within the previous 12 months for which there was a payment default in the periods noted.

Note 12 – Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it on at least a quarterly basis. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary. The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDR’s, totaling $4.669 million at June 30, 2012 and $3.635 million at December 31, 2011.

Impaired Loans	June 30, 2012
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$352	$352	$46	$352	$-
Other Construction/Land	13,520	10,674	1,702	10,694	169
1-4 Family - closed-end	10,862	10,834	880	10,862	158
Equity Lines	377	377	131	377	3
Multifamily residential	-	-	-	-	-
Commercial RE- owner occupied	3,613	3,613	873	3,628	41
Commercial RE- non-owner occupied	12,060	12,060	1,941	12,835	173
Farmland	-	-	-	-	-
Total Real Estate	40,784	37,910	5,573	38,748	544
Agriculture	-	-	-	-	-
Commercial and Industrial	2,137	2,137	498	2,199	22
Small Business Administration	3,472	3,472	1,055	3,472	26
Direct finance leases	322	322	159	322	-
Consumer loans	3,425	3,425	386	3,473	69
	50,140	47,266	7,671	48,214	661
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$4,350	$1,622	$-	$1,654	$-
Other Construction/Land	785	501	-	625	7
1-4 Family - closed-end	9,061	8,778	-	8,807	51
Equity Lines	393	393	-	398	1
Multifamily residential	2,389	1,780	-	1,780	-
Commercial RE- owner occupied	6,141	5,685	-	6,107	60
Commercial RE- non-owner occupied	12,052	11,901	-	11,938	333
Farmland	1,953	1,953	-	1,963	-
Total Real Estate	37,124	32,613	-	33,272	452
Agriculture	1,676	1,676	-	1,662	-
Commercial and Industrial	702	668	-	679	1
Small Business Administration	227	227	-	227	-
Direct finance leases	-	-	-	-	-
Consumer loans	753	753	-	773	15
	40,482	35,937	-	36,613	468
Total	$90,622	$83,203	$7,671	$84,827	$1,129

(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

	December 31, 2011
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

(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

Similar but condensed information as of the dates noted is provided in the following table:

Impaired Loans
(dollars in thousands, unaudited)

	June 30, 2012	December 31, 2011

Impaired loans without a valuation allowance	$35,937	$49,625
Impaired loans with a valuation allowance	47,266	48,704
Total impaired loans (1)	$83,203	$98,329
Valuation allowance related to impaired loans	$7,671	$8,754
Total non-accrual loans	$36,715	$56,110
Total loans past-due ninety days or more and still accruing	$-	$48

(1) Principal balance on Company's books less any direct charge-off

The specific loss allowance for an impaired loan represents the difference between the face value of the loan and either its current appraised value less estimated disposition costs, or its net present value as determined by a discounted cash flow analysis. The discounted cash flow approach is used to measure impairment on loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition or operation of underlying collateral. Any change in impairment attributable to the passage of time is accommodated by adjusting the loss allowance accordingly.

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is established. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 76% of the Company’s impaired real estate loan balances at June 30, 2012. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $6.2 million at June 30, 2012.

During the six months ended June 30, 2012 we adjusted certain qualitative factors used in determining our allowance for loan and lease losses pursuant to our assessment that default risk in non-impaired loans is declining, but there were no material changes made to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)

	For the Three Months-Ended June 30, 2012
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$9,900	$18	$3,703	$1,397	$174	$2,216	$17,408
Charge-offs	(4,446)	-	(1,449)	(332)	-	(722)	(6,949)
Recoveries	57	-	67	47	-	73	244
Provision	2,415	-	598	53	38	56	3,160

Ending Balance	$7,926	$18	$2,919	$1,165	$212	$1,623	$13,863

	For the Six Months-Ended June 30, 2012
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283
Charge-offs	(5,400)	-	(2,540)	(418)	(198)	(1,347)	(9,903)
Recoveries	188	-	192	47	-	146	573
Provision	4,878	(1)	629	89	99	216	5,910

Ending Balance	$7,926	$18	$2,919	$1,165	$212	$1,623	$13,863

Reserves:
Specific	$5,573	$-	$498	$1,055	$159	$386	$7,671
General	2,353	18	2,421	110	53	1,237	6,192

Ending Balance	$7,926	$18	$2,919	$1,165	$212	$1,623	$13,863

Loans evaluated for impairment:
Individually	$70,523	$1,676	$2,805	$3,699	$322	$4,178	$83,203
Collectively	483,969	17,556	183,361	16,968	4,922	27,621	734,397

Ending Balance	$554,492	$19,232	$186,166	$20,667	$5,244	$31,799	$817,600

	For the Year Ended December 31, 2011
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$10,143	$62	$6,379	$1,274	$284	$2,996	$21,138
Charge-offs	(10,596)	-	(3,407)	(148)	(82)	(2,754)	(16,987)
Recoveries	418	-	323	71	57	263	1,132
Provision	8,295	(43)	1,343	250	52	2,103	12,000

Ending Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Reserves:
Specific	$5,229	$-	$1,481	$1,212	$291	$541	$8,754
General	3,031	19	3,157	235	20	2,067	8,529

Ending Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Loans evaluated for impairment:
Individually	$84,508	$-	$5,021	$3,903	$591	$4,306	$98,329
Collectively	492,724	17,078	94,387	17,103	6,152	31,818	659,262

Ending Balance	$577,232	$17,078	$99,408	$21,006	$6,743	$36,124	$757,591

Note 13 – Recent Developments

On June 12, 2012, banking regulators issued a notice of proposed rulemaking outlining potential new regulatory capital guidelines which conform to Basel III requirements. If ultimately adopted, the new rules would, among other things:

1)	add a new regulatory capital component referred to as “common equity tier 1 capital”, and establish threshold ratios for this new component (e.g., 6.5% to be “well-capitalized”);

2)	impose a new “capital conservation buffer” of at least 2.5% of risk-weighted assets to be added to common equity tier 1 capital, and limit dividend payments, share buybacks, and certain discretionary bonus payments to executive officers if the capital conservation buffer is not achieved;
3)	provide a phase-out period for the inclusion of trust-preferred securities as tier 1 capital (although TRUPS would reportedly still be includible in tier 2 capital);
4)	require us to include accumulated other comprehensive income (AOCI) in tier 1 capital, which could significantly increase capital volatility;
5)	impose additional constraints on the inclusion of minority interests, mortgage servicing assets, and deferred tax assets in regulatory capital;
6)	adjust risk-weightings for certain assets, such as the assignment of a risk weighting of 150% to certain acquisition/development and construction loans, a risk weighting of 150% for loans that are more than 90-days past due or are on non-accrual status, and risk weightings for residential mortgages based on loan-to-value ratios and certain other loan characteristics; and
7)	increase minimum required ratios over a phase-in period, and increase the threshold for a “well-capitalized” classification for the Tier 1 Risk-Based Capital Ratio from 6% to 8%.

The largest impact on the consolidated Company would likely come from the exclusion of $30 million in TRUPS from tier 1 capital. Bank-only calculations would not be affected, since they don't include TRUPS. Other potential changes that could materially affect us include the additional constraints on the inclusion of deferred tax assets in capital, increased risk weightings for nonperforming loans and acquisition/development loans, and the inclusion of accumulated other comprehensive income in regulatory capital. The inclusion of AOCI would benefit us as long as we have a net unrealized gain on securities, but would lower our regulatory capital ratios if interest rates increase and our unrealized gain becomes an unrealized loss.

The aggregate effect of these regulatory changes on Sierra Bancorp and Bank of the Sierra cannot yet be determined with any degree of certainty, but our preliminary estimates indicate that if the changes are implemented and when they become fully phased-in they could have a material impact on our Tier 1 Leverage Ratio and our consolidated Tier 1 Risk-Based Capital Ratio. Nevertheless, given our current level of capital we should be well-positioned to absorb the impact of Basel III without constraining our organic growth plans, although no assurance can be provided in that regard.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. They include, but are not limited to, further deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; the loss in market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Second Quarter 2012 compared to Second Quarter 2011

Net income for the quarter ended June 30, 2012 was $2.573 million, representing an increase of $389,000, or 18%, relative to net income of $2.184 million for the quarter ended June 30, 2011. Basic and diluted earnings per share for the second quarter of 2012 were $0.18, compared to $0.16 basic and diluted earnings per share for the second quarter of 2011. The Company’s annualized return on average equity was 6.02% and annualized return on average assets was 0.76% for the quarter ended June 30, 2012, compared to a return on equity of 5.36% and return on assets of 0.65% for the quarter ended June 30, 2011. The primary drivers behind the variance in second quarter net income are as follows:

•	Net interest income was down $949,000, or 7%, due to a 39 basis point drop in the Company’s net interest margin that was partially offset by a $22 million increase in average interest-earning assets. Factors contributing to the negative variance in the net interest margin include a shift from average loan balances into lower-yielding investment balances, lower loan yields resulting from increased competition for quality loans, and net interest recoveries of $97,000 in the second quarter of 2011. However, those factors were partially offset by a reduced reliance on interest-bearing liabilities stemming from increases in the average balances of non-interest bearing demand deposits and equity, a shift in average interest-bearing deposit balances from higher-cost time deposits into lower-cost non-maturity deposits, and a drop in certain deposit rates due to a general lack of competitive pressures.

•	The Company’s loan loss provision was increased by $160,000, or 5%.

•	Total non-interest revenue increased by $807,000, or 23%, due in large part to accrual adjustments made in the second quarter of 2012 to low-income housing tax credit investment costs (which are accounted for as a reduction in non-interest income), a net gain on the sale of OREO in the second quarter of 2012 relative to a net loss in the second quarter of 2011, and a favorable variance in debit card interchange fees.

•	Total operating expense declined by $914,000, or 8%. The largest variances in operating expense include a drop in expenses associated with OREO, lower salaries and benefits, lower occupancy costs resulting in part from the purchase of our headquarters office building in the fourth quarter of 2011, and lower deferred fee costs for directors. The variance in salaries and benefits includes an increase in the level of salaries that are directly related to successful loan originations and are thus deferred and amortized over the life of the related loans, and a drop in deferred compensation expense.

•	The Company’s provision for income taxes was 15% of pre-tax income in the second quarter of 2012 and 10% in the second quarter of 2011. The higher tax provisioning rate for 2012 is primarily the result of an increase in pre-tax income relative to the Company’s available tax credits, and was further impacted by a drop in tax-exempt income relative to total pre-tax income.

First Half 2012 compared to First Half 2011

Net income for the first half of 2012 was $4.452 million, representing an increase of $739,000, or 20%, relative to net income of $3.713 million for the first half of 2011. Basic and diluted earnings per share for the first half of 2012 were $0.32, compared to $0.27 basic earnings per share and $0.26 diluted earnings per share for the first half of 2011. The Company’s annualized return on average equity was 5.23% and annualized return on average assets was 0.66% for the six months ended June 30, 2012, compared to a return on equity of 4.62% and return on assets of 0.57% for the six months ended June 30, 2011. The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income declined $1.437 million, or 5%, due to a 38 basis point drop in the Company’s net interest margin partially offset by a $28 million increase in average interest-earning assets. Factors impacting the Company’s net interest margin were substantially the same as those outlined for the quarterly comparison, except that the Company had net interest recoveries totaling $144,000 for the first half of 2012 versus net interest recoveries of only $71,000 for the first half of 2011.

•	The Company’s loan loss provision was reduced by $690,000, or 10%.

•	Total non-interest revenue increased by $1.276 million, or 18%, due primarily to the previously-noted accrual adjustments made in the second quarter of 2012 to low-income housing tax credit investment costs, a drop in OREO losses, larger gains on bank-owned life insurance (BOLI) associated with deferred compensation plans in the first half of 2012, a favorable variance in debit card interchange fees, and investment gains of $71,000 in 2012.

•	Total operating expense declined by $633,000, or 3%. The variance in operating expense includes lower compensation expense and occupancy costs for the same basic reasons outlined for the quarterly variance, and reduced regulatory assessment accruals. The favorable impact of those items was partially offset by the variance resulting from $181,000 in non-recurring vendor credits received in the first quarter of 2011 for prior-year overcharges.

•	The Company’s provision for income taxes was 8% of pre-tax income for the first half of 2012, relative to a small tax benefit for the first half of 2011.

Financial Condition Summary

June 30, 2012 relative to December 31, 2011

The most significant characteristics of, and changes in, the Company’s balance sheet during the first six months of 2012 are outlined below:

•	The Company’s assets totaled $1.400 billion at June 30, 2012, an increase of $64 million, or 5%, relative to total assets of $1.335 billion at December 31, 2011. Total assets increased due mainly to growth in balances outstanding on mortgage warehouse lines that was partially offset by a decline of $19 million, or 35%, in nonperforming loans.

•	Total nonperforming assets fell to $51 million at June 30, 2012 from $71 million at December 31, 2011, a decline of $20 million, or 29%. In addition to nonperforming assets, the Company had $36 million in performing troubled debt restructurings (TDR’s) as of June 30, 2012, approximately the same as at year-end 2011.

•	Our allowance for loan and lease losses was $13.9 million as of June 30, 2012, which represents a decline of $3 million, or 20%, relative to the balance at year-end 2011. The drop was due to write-downs on certain impaired collateral-dependent loans against previously-established specific reserves, which did not directly lead to the need for reserve replenishment, as well as a reduction in general reserves consistent with the Company’s improvement in asset quality. Net loans charged off against the allowance totaled $9.330 million in the first half of 2012, in comparison to net charge-offs of $7.027 million in the first half of 2011. The Company’s allowance for loan and lease losses was 1.70% of total loans at June 30, 2012, a drop from the 2.28% ratio at the end of 2011 due to a lower allowance combined with significant growth in total loans.

•	Total deposits increased by $63 million, or 6%. Core non-maturity deposits increased by $58 million, or 8%, including sizeable increases in non-interest bearing demand deposits, interest-bearing transaction accounts, and savings deposits. Customer time deposits, including reciprocal deposits obtained via the Certificate of Deposit Account Registry Service (CDARS), also increased by $5 million, or 2%. Because of the strong growth in deposits, we were able to reduce non-deposit borrowings by $3 million.

•	Total capital increased by $4 million, or 2%, to $173 million at June 30, 2012, but risk-based capital ratios declined since capital was leveraged for organic loan growth. Our consolidated total risk-based capital ratio fell to 20.50% at June 30, 2012 from 21.72% at year-end 2011. Further, our tier one risk-based capital ratio was 19.24% and our tier one leverage ratio was 13.85% at June 30, 2012.

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

Net interest income AND NET INTEREST MARGIN

For the second quarter of 2012 relative to the second quarter of 2011 net interest income declined by $949,000, or 7%. For the year-to-date comparison, net interest income declined by $1.437 million, or 5%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following tables show the average balance of each significant balance sheet category, and the amount of interest income or interest expense associated with each applicable category, for the noted periods. The tables also display the calculated yields on each major component of the Company’s investment and loan portfolio, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin.

Average Balances and Rates	For the Quarter			For the Quarter
(dollars in thousands, except per share data)	Ended June 30, 2012			Ended June 30, 2011
Assets	Average Balance (1)	Income/ Expense	Average Rate/ Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/ Yield (2)(3)
Investments:
Federal funds sold/Due from time	$33,483	$22	0.26%	$36,802	$25	0.27%
Taxable	344,961	1,722	1.97%	312,808	2,285	2.89%
Non-taxable	76,602	685	5.36%	73,396	721	5.89%
Equity	1,773	29	6.47%	1,595	-	0.00%
Total Investments	456,819	2,458	2.43%	424,601	3,031	3.17%

Loans and Leases:(4)
Agricultural	15,848	189	4.80%	13,886	179	5.17%
Commercial	139,161	1,921	5.55%	107,006	1,598	5.99%
Real Estate	526,267	8,348	6.38%	556,509	9,091	6.55%
Consumer	31,527	635	8.10%	41,031	946	9.25%
Direct Financing Leases	4,380	61	5.60%	7,117	104	5.86%
Other	46,288	-	0.00%	48,459	-	0.00%
Total Loans and Leases	763,471	11,154	5.88%	774,008	11,918	6.18%
Total Interest Earning Assets (5)	1,220,290	13,612	4.60%	1,198,609	14,949	5.13%
Other Earning Assets	6,569			7,882
Non-Earning Assets	142,796			133,018
Total Assets	$1,369,655			$1,339,509

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$71,736	$63	0.35%	$-	$-	0.00%
NOW	195,037	140	0.29%	175,621	205	0.47%
Savings Accounts	106,422	60	0.23%	83,492	50	0.24%
Money Market	80,394	32	0.16%	165,083	192	0.47%
CDAR's	18,749	12	0.26%	49,144	71	0.58%
Certificates of Deposit<$100,000	100,530	154	0.62%	158,083	271	0.69%
Certificates of Deposit>$100,000	225,730	298	0.53%	196,870	286	0.58%
Brokered Deposits	15,000	50	1.34%	15,000	50	1.34%
Total Interest Bearing Deposits	813,598	809	0.40%	843,293	1,125	0.54%
Borrowed Funds:
Federal Funds Purchased	1	-	0.00%	3	-	0.00%
Repurchase Agreements	3,578	6	0.67%	1,634	5	1.23%
Short Term Borrowings	12,676	7	0.22%	1	-	0.00%
Long Term Borrowings	5,000	49	3.94%	15,000	142	3.80%
TRUPS	30,928	193	2.51%	30,928	180	2.33%
Total Borrowed Funds	52,183	255	1.97%	47,566	327	2.76%
Total Interest Bearing Liabilities	865,781	1,064	0.49%	890,859	1,452	0.65%
Non-interest Bearing Demand Deposits	316,498			269,716
Other Liabilities	15,589			15,559
Shareholders' Equity	171,787			163,375
Total Liabilities and Shareholders' Equity	$1,369,655			$1,339,509

Interest Income/Interest Earning Assets			4.60%			5.13%
Interest Expense/Interest Earning Assets			0.35%			0.49%
Net Interest Income and Margin(6)		$12,548	4.25%		$13,497	4.64%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2) Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3) Annualized
(4) Loan costs have been included in the calculation of interest income. Loan costs were approximately $(9) thousand and $148 thousand for the quarters ended June 30, 2012 and 2011.
Loans are gross of the allowance for possible loan losses.
(5) Non-accrual loans have been included in total loans for purposes of total earning assets.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the Six Months			For the Six Months
(dollars in thousands, except per share data)	Ended June 30, 2012			Ended June 30, 2011
Assets	Average Balance (1)	Income/ Expense	Average Rate/ Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/ Yield (2)(3)
Investments:
Federal funds sold/Due from time	$28,633	$37	0.26%	$25,967	$33	0.25%
Taxable	341,841	3,602	2.08%	294,874	4,201	2.83%
Non-taxable	74,935	1,352	5.41%	72,609	1,437	5.96%
Equity	1,625	33	4.02%	1,572	-	0.00%
Total Investments	447,034	5,024	2.53%	395,022	5,671	3.23%

Loans and Leases:(4)
Agricultural	15,015	361	4.83%	12,992	331	5.14%
Commercial	124,516	3,448	5.57%	104,609	3,120	6.01%
Real Estate	528,616	16,924	6.44%	563,054	18,140	6.50%
Consumer	32,399	1,438	8.93%	42,548	1,890	8.96%
Direct Financing Leases	4,635	126	5.47%	7,530	219	5.86%
Other	50,719	-	0.00%	49,091	-	0.00%
Total Loans and Leases	755,900	22,297	5.93%	779,824	23,700	6.13%
Total Interest Earning Assets (5)	1,202,934	27,321	4.68%	1,174,846	29,371	5.17%
Other Earning Assets	6,782			8,114
Non-Earning Assets	141,154			133,510
Total Assets	$1,350,870			$1,316,470

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$68,130	$131	0.39%	$-	$-	0.00%
NOW	193,649	334	0.35%	176,358	420	0.48%
Savings Accounts	102,631	117	0.23%	80,852	96	0.24%
Money Market	80,428	65	0.16%	160,811	382	0.48%
CDAR's	18,489	27	0.29%	40,998	125	0.61%
Certificates of Deposit<$100,000	102,078	325	0.64%	159,727	545	0.69%
Certificates of Deposit>$100,000	223,133	595	0.54%	194,093	573	0.60%
Brokered Deposits	15,000	100	1.34%	10,939	75	1.38%
Total Interest Bearing Deposits	803,538	1,694	0.42%	823,778	2,216	0.54%
Borrowed Funds:
Federal Funds Purchased	-	-	0.00%	3	-	0.00%
Repurchase Agreements	3,266	10	0.62%	821	4	0.98%
Short Term Borrowings	7,236	8	0.22%	2,538	35	2.78%
Long Term Borrowings	8,956	180	4.04%	15,000	282	3.79%
TRUPS	30,928	393	2.56%	30,928	361	2.35%
Total Borrowed Funds	50,386	591	2.36%	49,290	682	2.79%
Total Interest Bearing Liabilities	853,924	2,285	0.54%	873,068	2,898	0.67%
Non-interest Bearing Demand Deposits	308,453			265,781
Other Liabilities	17,447			15,524
Shareholders' Equity	171,046			162,097
Total Liabilities and Shareholders' Equity	$1,350,870			$1,316,470

Interest Income/Interest Earning Assets			4.68%			5.17%
Interest Expense/Interest Earning Assets			0.38%			0.50%
Net Interest Income and Margin(6)		$25,036	4.30%		$26,473	4.68%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2) Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3) Annualized
(4) Loan costs have been included in the calculation of interest income. Loan costs were approximately $230 thousand and $338 thousand for the quarters ended June 30, 2012 and 2011.
Loans are gross of the allowance for possible loan losses.
(5) Non-accrual loans have been included in total loans for purposes of total earning assets.
(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Quarter Ended June 30,			Six-Months Ended June 30,
(dollars in thousands)	2012 over 2011			2012 over 2011
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$(2)	$(1)	$(3)	$3	$1	$4
Taxable	235	(798)	(563)	669	(1,268)	(599)
Non-taxable(1)	31	(67)	(36)	46	(131)	(85)
Equity	-	29	29	-	33	33
Total Investments	264	(837)	(573)	718	(1,365)	(647)
Loans and Leases:
Agricultural	25	(15)	10	52	(22)	30
Commercial	480	(157)	323	594	(266)	328
Real Estate	(494)	(249)	(743)	(1,109)	(107)	(1,216)
Consumer	(219)	(92)	(311)	(451)	(1)	(452)
Direct Financing Leases	(40)	(3)	(43)	(84)	(9)	(93)
Other	-	-	-	-	-	-
Total Loans and Leases	(248)	(516)	(764)	(998)	(405)	(1,403)
Total Interest Earning Assets	$16	$(1,353)	$(1,337)	$(280)	$(1,770)	$(2,050)
Liabilities
Interest Bearing Deposits:
Demand Deposits	$-	$63	$63	$-	$131	$131
NOW	23	(88)	(65)	41	(127)	(86)
Savings Accounts	14	(4)	10	26	(5)	21
Money Market	(98)	(62)	(160)	(191)	(126)	(317)
CDAR's	(44)	(15)	(59)	(69)	(29)	(98)
Certificates of Deposit < $100,000	(99)	(18)	(117)	(197)	(23)	(220)
Certificates of Deposit > $100,000	42	(30)	12	86	(64)	22
Brokered Deposits	-	-	-	28	(3)	25
Total Interest Bearing Deposits	(162)	(154)	(316)	(276)	(246)	(522)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	5	(4)	1	12	(6)	6
Short Term Borrowings	-	7	7	65	(92)	(27)
Long Term Borrowings	(95)	2	(93)	(114)	12	(102)
TRUPS	-	13	13	-	32	32
Total Borrowed Funds	(90)	18	(72)	(37)	(54)	(91)
Total Interest Bearing Liabilities	(252)	(136)	(388)	(313)	(300)	(613)
Net Interest Margin/Income	$268	$(1,217)	$(949)	$33	$(1,470)	$(1,437)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the volume variance for the second quarter of 2012 relative to the second quarter of 2011 was a favorable $268,000, due in part to growth of $22 million in average interest-earning assets. We experienced a drop of $11 million in average loans, including a reduction of over $2 million in the average balance of nonperforming loans, but there was a $32 million increase in the average balance of investments. The shift from higher-yielding loans into lower-yielding investments constrained the positive impact of balance sheet growth on our volume variance, but there were favorable changes in average liability and equity balances. We experienced movement out of aggregate time deposits and wholesale borrowings into lower-cost non-maturity deposits for the comparative quarters, including a $47 million increase in the average balance of non-interest bearing demand deposits. An $8 million increase in average equity also reduced our reliance on interest-bearing liabilities and thus contributed to the favorable volume variance.

In contrast to the favorable volume variance, the impact of interest rate changes created a $1.217 million unfavorable rate variance in net interest income for the quarterly comparison. There hasn’t been a significant change in market interest rates during the past year, but our weighted average yield on interest-earning assets was 53 basis points lower due in large part to the addition of investment securities in a relatively low-rate environment. The unfavorable change in our yield on earning assets was exacerbated by a lower yield on total loans and leases, which declined by 30 basis points due to increased competition for quality loans. By comparison, our weighted average cost of interest-bearing liabilities was just 16 basis points lower, due primarily to the general lack of competitive pressures on deposit rates and an improving deposit mix. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the second quarter of 2011, which is the base period for the rate variance calculation, was $308 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.25% in the second quarter of 2012, a decline of 39 basis points relative to the second quarter of 2011. The principal negative factors impacting our net interest margin in 2012 were the shift from average loan balances into lower-yielding investment balances, and competitive pressures on loan yields. Having a favorable impact on our net interest margin were a shift in average balances from higher-cost liabilities into lower-cost non-maturity deposits and a $25 million reduction in average interest-bearing liabilities.

For the first half of 2012 relative to the first half of 2011, the favorable variance in net interest income attributable purely to volume changes was $33,000, although there was a negative rate variance of $1.470 million. The volume variance for the half was minimal despite a $28 million increase in average interest-earning assets, due to the shift from higher-yielding loans into lower-yielding investments, and the shift within loans from higher-yielding real estate and consumer loans into lower-yielding commercial and agricultural loans. As with the quarterly comparison, relatively strong growth in the average balances of low-cost customer deposits and equity helped compensate for the unfavorable movement in interest-earning assets.

The same factors discussed for the quarterly rate variance were applicable with regard to the rate variance for the half. For the first half of 2012 relative to the first half of 2011 the weighted average yield on earning assets was 49 basis points lower, while the weighted average cost of interest-bearing liabilities fell by only 13 basis points. Also impacting the rate variance for the half were interest reversals on loans placed on non-accrual status, and interest recoveries on loans that were removed from non-accrual status. The impact was favorable for the year-to-date comparison, since net interest recoveries totaled $144,000 in the first half of 2012 as opposed to net interest recoveries of only $71,000 in the first half of 2011.

The Company’s net interest margin for the first half of 2012 was 4.30%, a drop of 38 basis points relative to the net interest margin of 4.68% in the first half of 2011. For the half, negative forces include the shift into lower yielding investment securities and a 20 basis point drop in loan yields. Positive developments include movement from higher-cost time deposits into lower-cost core deposits, including a $43 million increase in the average balance of non-interest bearing demand deposits, as well as a $9 million increase in average equity.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The severity of economic challenges has contributed to higher loan loss provisions for the past several years than in prior periods of strong economic growth, due to the negative impact of recessionary conditions on many of our borrowers and the resulting credit challenges in our loan portfolio. The Company’s loan loss provision totaled $3.160 million for the second quarter of 2012, and $5.910 million for the first six months of 2012. The loss provision was increased by $160,000, or 5%, in the second quarter of 2012 relative to the second quarter of 2011, but was reduced by $690,000, or 10% in the first half of 2012 relative to the first half of 2011.

The Company’s loan loss provision has been sufficient to achieve an allowance for loan and lease losses that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, and net loans charged off in the second quarter of 2012 totaled $6.705 million relative to $3.753 million in the second quarter of 2011. For the first half, net loans charged off totaled $9.330 million in 2012 relative to $7.027 million in 2011. The Company’s loan loss provision has been substantially lower than loan charge-offs thus far in 2012, since many of the charge-offs were taken against previously-established specific reserves and did not directly result in the need for reserve replenishment via the loan loss provision. The level of charge-offs also affects historical loss factors used in calculating general reserves for non-impaired loans, and higher loss factors could lead to a larger loan loss provision if it is determined that general reserves require enhancement. This was not the case in 2012, however, since qualitative factors were adjusted pursuant to management’s determination that credit risk in non-impaired loans has declined, as discussed in further detail below under “Allowance for Loan and Lease Losses.” Our loan loss provision in 2012 and 2011 has been utilized primarily to establish specific reserves on loans migrating into impaired status, and to enhance specific reserves on other impaired collateral-dependent loans that might have experienced deterioration in the value of their underlying collateral. The provision in 2011 was additionally used to build general reserves for performing loans due to higher historical loss factors.

The Company’s policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed in note 12 to the consolidated financial statements and below under “Allowance for Loan and Lease Losses.” The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company’s loan loss provision, and consequently in our net earnings.

NON-INTEREST INCOME and OPERATING expense

The following table provides details on the Company’s non-interest income and operating expense for the second quarter and first half of 2012, as well as the second quarter and first half of 2011:

Non Interest Income/Expense
(dollars in thousands, unaudited)

OTHER OPERATING	Three Months-Ended June 30,				Six Months-Ended June 30,
INCOME:	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
Service charges on deposit accounts	$2,417	56.47%	$2,446	70.43%	$4,704	56.50%	$4,701	66.69%
Other service charges, commissions & fees	1,518	35.47%	986	28.39%	2,640	31.71%	1,892	26.84%
Gains on sales of loans	44	1.03%	10	0.29%	94	1.13%	53	0.75%
Gains on securities	1	0.02%	-	0.00%	71	0.85%	-	0.00%
Loan servicing income	1	0.02%	1	0.03%	6	0.07%	7	0.10%
Bank owned life insurance	156	3.65%	256	7.37%	742	8.91%	630	8.94%
Other	143	3.34%	(226)	-6.51%	68	0.83%	(234)	-3.32%
Total non-interest income	$4,280	100.00%	$3,473	100.00%	$8,325	100.00%	$7,049	100.00%
As a % of average interest-earning assets (1)		1.41%		1.16%		1.39%		1.21%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$4,911	46.15%	$5,201	45.01%	$10,576	46.75%	$10,911	46.92%
Occupancy costs
Furniture & equipment	521	4.90%	528	4.57%	1,004	4.44%	1,049	4.51%
Premises	1,042	9.79%	1,097	9.49%	2,048	9.05%	2,151	9.25%
Advertising and marketing costs	480	4.51%	494	4.28%	951	4.20%	916	3.94%
Data processing costs	429	4.03%	390	3.38%	847	3.74%	663	2.85%
Deposit services costs	591	5.55%	610	5.28%	1,169	5.17%	1,247	5.36%
Loan services costs
Loan processing	290	2.73%	219	1.90%	558	2.47%	445	1.91%
Foreclosed assets	675	6.34%	1,100	9.52%	1,746	7.72%	1,724	7.41%
Other operating costs
Telephone & data communications	384	3.61%	362	3.13%	731	3.23%	657	2.83%
Postage & mail	162	1.52%	145	1.25%	342	1.51%	286	1.23%
Other	185	1.74%	192	1.66%	374	1.64%	422	1.81%
Professional services costs
Legal & accounting	361	3.39%	434	3.76%	723	3.20%	816	3.51%
Other professional service	323	3.04%	548	4.74%	974	4.31%	1,481	6.37%
Stationery & supply costs	204	1.92%	163	1.41%	411	1.82%	335	1.44%
Sundry & tellers	83	0.78%	72	0.62%	170	0.75%	154	0.66%
Total non-interest Expense	$10,641	100.00%	$11,555	100.00%	$22,624	100.00%	$23,257	100.00%
As a % of average interest-earning assets (1)		3.51%		3.87%		3.78%		3.99%
Efficiency Ratio (2)	62.01%		65.03%		65.83%		66.56%

(1) Annualized
(2) Tax Equivalent

The Company’s results reflect an increase in total non-interest income of $807,000, or 23%, for the second quarter of 2012 relative to the second quarter of 2011. For the first half of 2012 the increase in non-interest income was $1.276 million, or 18%, relative to the first half of the prior year. As discussed in greater detail below, the increase in 2012 is due large part to accrual adjustments on low-income housing tax credit investment costs during the second quarter of 2012 (similar adjustments were made in the third quarter of 2011, thus the year-to-date difference should be much lower next quarter), and favorable changes in gains/losses on the sale of OREO in 2012 relative to 2011. Despite a substantially higher level of average interest-earning assets, total other operating income increased to an annualized 1.41% of average interest-earning assets in the second quarter of 2012 from 1.16% in the second quarter of 2011, and was an annualized 1.39% of average earning assets for the first half of 2012 relative to 1.21% for the first half of 2011.

Service charge income on deposits declined by $29,000, or 1%, for the quarterly comparison, and was essentially flat for the year-to-date comparison. Fees for higher risk deposit accounts were instituted in the fourth quarter of 2011 and totaled $140,000 in the second quarter of 2012 and $291,000 for the first six months of 2012, but those fees were largely offset by a drop in returned item and overdraft charges totaling $111,000 for the quarter and $193,000 for the first half. Other service charges, commissions, and fees increased by $531,000, or 54%, for the quarter and $747,000, or 39%, for the year-to-date period, due to increases in debit card point-of-sale interchange fees and various other fee income categories, an increase in rental income on OREO properties, and an accrual adjustment in the second quarter of 2012 resulting in reductions in pass-through operating costs associated with our investment in low-income housing tax credit funds totaling $388,000 for the quarter and $481,000 for the year-to-date period.

The Company realized $71,000 in gains on securities in the first half of 2012, due to the first quarter “clean-up” sale of a large number of odd-lot mortgage-backed securities with relatively small remaining balances totaling $3.1 million, but there were no gains on securities in the first half of 2011. Loan servicing income remained at minimal levels, but loan sale income reflects a modest increase in 2012 due to an increase in mortgage loans originated and subsequently sold.

Bank-owned life insurance income declined by $99,000, or 39%, in the second quarter, but reflects an increase of $113,000, or 18%, for the first six months of 2012 relative to 2011. The fluctuations are primarily the result of income and losses on BOLI associated with deferred compensation plans, which is classified as “separate account” BOLI. The Company owns and derives income from two basic types of BOLI: “general account,” and “separate account.” At June 30, 2012 the Company had $35.5 million invested in single-premium general account BOLI, which includes a $5.0 million BOLI purchase consummated at the end of the third quarter of 2011. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits, and is typically fairly consistent with interest credit rates that do not change frequently. In addition to general account BOLI, the Company had $3.0 million invested in separate account BOLI at June 30, 2012, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period. There was a loss on separate account BOLI totaling $115,000 in the second quarter of 2012 relative to a gain of $9,000 in the second quarter of 2011, for a net decline of $124,000 in deferred compensation BOLI income for the quarter. For the first six months, net gains on separate account BOLI were $195,000 in 2012 and $132,000 in 2011, resulting in an increase of $63,000 for the comparative periods. As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax impact, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of real properties and other assets, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income increased by $369,000 in the second quarter of 2012 in comparison to the second quarter of 2011, and was up by $302,000 for the year-to-date comparison. Those increases are primarily due to net gains on the sale of OREO totaling $103,000 in the second quarter of 2012 relative to a net loss of $313,000 in the second quarter of 2011, and a net loss on the sale of OREO of only $23,000 for the first half of 2012 relative to a loss of $296,000 in the first half of 2011. Partially offsetting the improvement in OREO gains/losses in the second quarter was a $3,000 loss on the disposition of leased equipment subsequent to the termination or maturity of leases in the second quarter of 2012, relative to $65,000 in gains for the second quarter 2011.

Total operating expense (non-interest expense) was $10.641 million for the quarter ended June 30, 2012, a decline of $914,000, or 8%, relative to total operating expense in the second quarter of 2011. As detailed below, the principle factors in this decline were lower salaries and employee benefits, lower directors’ deferred fee accruals, and a drop in foreclosed asset costs. Non-interest expense fell to an annualized 3.51% of average interest-earning assets for the second quarter of 2012 from 3.87% in the second quarter of 2011, due in part to a higher average balance of interest-earning assets. For the comparative year-to-date periods, non-interest expense fell by $633,000, or 3%. Favorable variances in salaries and benefits, occupancy costs, and regulatory assessment accruals were partially offset by the variance resulting from $181,000 in non-recurring vendor credits received in the first quarter of 2011 for prior-year overcharges. Non-interest expenses were an annualized 3.78% of average earning assets for the first half of 2012, relative to 3.99% in the first half of 2011.

The largest component of non-interest expense, salaries and employee benefits, declined by $290,000, or 6%, for the quarter, and by $335,000, or 3%, for the year-to-date comparison. The decline in salaries is due in large part to an increase in the level of salaries that are directly related to successful loan originations and are thus deferred and amortized over the life of the related loans, and lower deferred compensation expense accruals. Salaries and benefits increased to 46.15% of total non-interest expense for the second quarter of 2012 from 45.01% in the second quarter of 2011, but were down slightly to 46.75% of total non-interest expense for the first half of 2012 from 46.92% in the first half of 2011.

Total occupancy expense reflects declines of $62,000, or 4%, for the second quarter of 2012 and $148,000, or 5%, for the first half of 2012, due in part to lower costs resulting from the purchase of our headquarters office building in the fourth quarter of 2011. Marketing costs declined slightly for the quarter but reflect a small year-to-date increase, with the fluctuations primarily due to the timing of payments. Data processing costs were also higher for the comparative year-to-date periods, rising by $184,000, or 28%, due mainly to $181,000 in non-recurring vendor credits received in the first quarter of 2011, as noted above. Deposit services costs fell by $19,000, or 3%, for the quarter and $78,000, or 6%, for the half, with the drop for the quarter due mainly to lower costs associated with our online deposit products and the year-to-date drop due primarily to lower costs associated with debit card processing and ATM servicing.

Loan processing costs increased by $71,000, or 32%, for the quarter and by $113,000, or 25%, for the year-to-date period, with higher demand and foreclosure costs impacting both variances. The year-to-date variance was further impacted by a $37,000 addition to our reserve for unfunded commitments in the first quarter of 2012. Foreclosed asset costs declined by $425,000, or 39%, for the quarter, but increased by $22,000, or 1%, for the first half. The drop for the quarter is due to a $303,000 reduction in OREO write-downs and a $122,000 decline in OREO operating expense, while for the year-to-date comparison, a $68,000 drop in OREO operating expense was more than offset by a $90,000 increase in OREO write-downs. OREO write-downs totaled $544,000 and $1.395 million for the second quarter and first half of 2012, respectively, while OREO operating expense was $131,000 and $351,000 for the second quarter and first half of 2012, respectively.

Telecommunications costs increased by $22,000, or 6%, for the quarter and by $74,000, or 11%, for the first half, due to costs associated with the addition and enhancement of data circuits. Postage and mail costs increased by $17,000, or 12%, for the quarter and by $56,000, or 20%, for the first half, due in large part to increased mailings for required overdraft disclosures and costs associated with a direct-mail marketing campaign targeting commercial loans. The small drop in the “other” category under other operating costs is due in part to lower depreciation expense on operating leases where the Bank is the lessor, as the result of the maturity of certain leases.

Under professional services costs, legal and accounting costs declined by $73,000, or 17%, for the quarter and by $93,000, or 11%, for the first half, due in large part to consulting costs incurred in 2011 with regard to numerous changes in regulatory expectations and the associated promulgation of new guidance on overdrafts. The cost of other professional services declined by $225,000, or 41%, for the second quarter and by $507,000, or 34%, for the first half, due to lower accruals for directors deferred compensation plans, lower regulatory assessment accruals, and lower legal costs associated with collections. Our accruals for regulatory assessments declined due to lower overall assessment rates, the Company’s reduced risk profile, and an excess accrual in 2011. The cost of supplies increased by $41,000 for the second quarter and $76,000 for the first half of 2012 due primarily to the restocking of operations-related forms and supplies. Sundry and teller losses did not experience a material change for the comparative periods.

While net interest income plus non-interest income declined for both the second quarter and the first half of 2012, non-interest expense fell by a relatively greater amount. The Company’s tax-equivalent overhead efficiency ratio thus dropped to 62.01% in the second quarter of 2012 from 65.03% in the second quarter of 2011, and fell slightly to 65.82% for the first half of 2012 from 66.56% for the first half of 2011. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary gains and losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Our tax credits consist primarily of those generated by a $9.2 million investment in low-income housing tax credit funds, and California state employment tax credits. Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability, as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. The referenced factors resulted in a provision for income taxes of 15% of pre-tax income in the second quarter of 2012 and 10% in the second quarter of 2011, while the provision was 8% of pre-tax income for the first half of 2012 relative to a small tax benefit for the first half of 2011. The higher tax provisioning rate for 2012 is primarily the result of an increase in taxable income relative to the Company’s available tax credits, and the quarterly comparison was further impacted by a drop in tax-exempt income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus Federal Reserve Bank balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 31% of total assets at June 30, 2012, compared to 32% at December 31, 2011.

We had no fed funds sold at June 30, 2012 or December 31, 2011. Our balance of interest-bearing balances at other banks was $9 million at June 30, 2012, down from $20 million at the end of 2011 as excess balance sheet liquidity was utilized to help fund growth in loan balances in the second quarter of 2012. Earlier in the year, surplus liquidity which was generated from growth in deposits and loan runoff was deployed into longer-term, higher-yielding agency-issued mortgage-backed securities and municipal bonds, hence the book balance of the Company’s investment portfolio reflects an increase of $16 million, or 4%, for the first half of 2012. The book balance of our investment securities was $422 million at June 30, 2012. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	June 30, 2012		December 31, 2011

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government Agencies & Corporations	$1,294	$1,288	$2,008	$2,026
Mortgage-backed securities	334,645	338,330	328,751	331,758
State & political subdivisions	76,749	80,769	67,851	71,340
Equity securities	1,336	1,809	1,336	1,347
Total Investment Securities	$414,024	$422,196	$399,946	$406,471

Mortgage-backed securities increased by $7 million, or 2%, during the first half of 2012, net of prepayments and the “clean-up” sale of a large number of odd-lot mortgage-backed securities totaling $3.1 million in book value. The sale had virtually no impact on the yield or duration of our investment portfolio. The balance of municipal bonds increased by $9 million, or 13%, as the Company has also taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during the first half of 2012, although the market value of those securities increased by $462,000, or 34%. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $232 million at June 30, 2012 and $208 million at December 31, 2011, leaving $188 million in unpledged debt securities at June 30, 2012 and $197 million at December 31, 2011. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $129 million at June 30, 2012 and $112 million at December 31, 2011.

Loan Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $818 million at June 30, 2012, an increase of $60 million, or 8%, since December 31, 2011. Loan balances had been declining for the past few years due to reductions associated with the resolution of impaired loans and runoff in the normal course of business, but they experienced a significant increase in the second quarter of 2012 due to growth in balances outstanding on mortgage warehouse lines (a subcomponent of commercial and industrial loans). A comparative schedule of the distribution of the Company’s loans at June 30, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)

	June 30, 2012	December 31, 2011
Real Estate:
1-4 family residential construction	$8,800	$8,488
Other Construction/Land	37,822	40,060
1-4 family - closed-end	98,953	104,953
Equity Lines	62,034	66,497
Multi-family residential	7,219	8,179
Commercial RE- owner occupied	181,221	183,070
Commercial RE- non-owner occupied	99,523	105,843
Farmland	58,920	60,142
Total Real Estate	554,492	577,232
Agricultural products	19,232	17,078
Commercial and Industrial	186,166	99,408
Small Business Administration Loans	20,667	21,006
Direct finance leases	5,244	6,743
Consumer loans	31,799	36,124
Total Loans and Leases	$817,600	$757,591
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.08%	1.12%
Other Construction/land	4.63%	5.29%
1-4 family - closed-end	12.10%	13.85%
Equity Lines	7.59%	8.78%
Multi-family residential	0.88%	1.08%
Commercial RE- owner occupied	22.16%	24.16%
Commercial RE- non-owner occupied	12.17%	13.97%
Farmland	7.21%	7.94%
Total Real Estate	67.82%	76.19%
Agricultural products	2.35%	2.26%
Commercial and Industrial	22.77%	13.12%
Small Business Administration Loans	2.53%	2.77%
Direct finance leases	0.64%	0.89%
Consumer loans	3.89%	4.77%
Total Loans and Leases	100.00%	100.00%

As noted above, commercial loans increased by $87 million, or 87%, during the first six months of 2012. Balances outstanding on mortgage warehouse lines were up $81 million, with net growth of about $6 million in other commercial loan categories. With that growth, commercial loans increased to 22.77% of total loans at June 30, 2012 from 13.12% at December 31, 2011. While the Company has engaged in mortgage warehouse lending on a limited basis for the past seven years, the recent surge in balances is primarily the result of hiring an experienced mortgage warehouse lender with contacts throughout California, our implementation of new software to automate the process and provide additional internal controls, and recent market opportunities created by an increase in refinancing activity and the decision by certain competitors to focus principally on larger mortgage lenders. Since mortgage lending activity is strongly correlated to interest rates and has historically been subject to significant fluctuations, no assurance can be provided with regard to our ability to maintain or continue to grow mortgage warehouse balances. Agricultural production loans also increased by $2 million, or 13%, for the first half. Most other major loan categories show declining balances, or at best very little growth, due in part to reductions related to the resolution of nonperforming loans. Total real estate loans, in particular, declined by $23 million, or 4%, with $16 million of the decline due to a reduction in nonperforming real estate loans. Consumer loans fell by $4 million, or 12%, due to a general lack of activity in the consumer lending arena.

Management has made selective personnel changes over the past several quarters and has established branch objectives weighted toward high-quality loan growth, to help ensure that growth is not concentrated solely in one segment of the portfolio and to counter factors that have impeded the Company’s loan growth for the past few years, such as weak loan demand, tightened credit criteria for real estate loans, and heightened competition. Furthermore, there is anecdotal evidence that certain sectors of the local economy are beginning to improve, which could also benefit loan growth. We have seen a recent increase in lending activity in areas other than mortgage warehouse loans, but no assurance can be provided that this will be sustained and that loan growth will improve, especially in the near term.

Although not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for a small number of SBA loans.

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

Nonperforming Assets and Performing TDR's
(dollars in thousands, unaudited)	June 30, 2012	December 31, 2011	June 30, 2011
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$1,974	$2,244	$3,936
Other Construction/Land	4,055	4,083	5,765
1-4 family - closed-end	5,985	7,605	4,745
Equity Lines	488	1,309	1,759
Multi-family residential	1,780	2,941	-
Commercial RE- owner occupied	5,537	7,086	8,028
Commercial RE- non-owner occupied	10,262	13,958	13,209
Farmland	269	6,919	513
TOTAL REAL ESTATE	30,350	46,145	37,955
Agriculture Products	99	-	99
Commercial and Industrial	1,848	3,778	3,597
Small Business Administration Loans	2,793	3,452	3,524
Direct finance leases	322	591	463
Consumer loans	1,303	2,144	1,541
TOTAL NONPERFORMING LOANS	36,715	56,110	47,179

Foreclosed assets	14,423	15,364	18,231
Total nonperforming assets	$51,138	$71,474	$65,410
Performing TDR's (1)	$35,998	$36,058	$14,328
Nonperforming loans as a % of total gross loans and leases	4.49%	7.41%	6.11%
Nonperforming assets as a % of total gross loans
and leases and foreclosed assets	6.15%	9.25%	8.27%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included  in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets dropped by $20.4 million, or 29%, during the first half of 2012. Total nonperforming loans were down by $19.5 million, or 35%, and foreclosed assets declined by $941,000, or 6%. The balance of nonperforming loans at June 30, 2012 includes $12.6 million in TDR’s and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $36.0 million in loans classified as performing TDR’s for which we were still accruing interest at June 30, 2012, a very slight decline relative to the balance of $36.1 million at December 31, 2011.

Non-accruing loan balances secured by real estate comprised $30.3 million of total nonperforming loans at June 30, 2012, and reflect a net decrease of $15.8 million, or 34%, during the first half of 2012. The reduction includes net pay-downs on nonperforming real estate loans of $7.1 million, transfers to OREO from nonperforming real estate loans totaling $9.9 million, charge-offs on nonperforming real estate loans of $3.6 million, and $1.3 million in balances returned to accrual status. Those reductions were partially offset by $6.1 million in gross additions to nonperforming real estate loans for the first half of 2012.

Nonperforming commercial and SBA loans declined by a combined $2.6 million, or 36%, during the first half of 2012, ending the period at $4.6 million. Gross additions to nonperforming commercial and SBA loans totaled $746,000 for the quarter ended June 30, 2012, but this was more than offset by net pay-downs of $819,000, the charge-off of $2.4 million in loan balances, and the return to accrual status of a small amount of loans. Non-accrual direct finance leases declined by $269,000, or 46%, during first half of 2012, due primarily to charge-offs; and, nonperforming consumer loans, which are largely unsecured, dropped by $840,000, or 39%, also due largely to charge-offs.

As noted above, foreclosed assets declined by $941,000, or 6%, during the first half of 2012 despite significant migration from nonperforming real estate loans into OREO, due to increased sales activity. A few large loans, in particular, which were foreclosed on during the first half of 2012 were subsequently sold as OREO during the same period. The balance of foreclosed assets at June 30, 2012 had an aggregate carrying value of $14.4 million, and was comprised of 68 properties classified as OREO and nine mobile homes. Much of our OREO consists of vacant lots or land, but there are also 10 residential properties totaling $1.1 million and six commercial buildings with a combined book balance of $2.2 million. At the end of 2011 foreclosed assets totaled $15.4 million, comprised of 66 properties in OREO and five mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 6.15% of gross loans and leases plus foreclosed assets at June 30, 2012, down substantially from 9.25% at December 31, 2011 due to both the reduction in nonperforming assets and growth in loans. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments, totaling $197,000 at June 30, 2012, is included in other liabilities.

At June 30, 2012, the Company’s allowance for loan and lease losses was $13.9 million, or 1.70% of gross loans, relative to the $17.3 million allowance at December 31, 2011 which was 2.28% of gross loans. The $3.4 million reduction in the first half of 2012 was due in part to the write-down of certain impaired collateral-dependent loan balances against previously-established specific reserves, which did not directly lead to the need for reserve replenishment, as well as a reduction in general reserves consistent with the Company’s improvement in asset quality. Relative to its balance at June 30, 2011 the allowance declined by $6.8 million, or 33%, due again in large part to the charge-off of balances with previously-established specific reserves during the latter half of 2011 and the first half of 2012. The Company’s total allowance was 37.86% of nonperforming loans at June 30, 2012, an increase relative to 30.80% at December 31, 2011 due to the drop in nonperforming loans, but lower than the ratio of 43.90% at June 30, 2011.

In addition to the reduction in the overall allowance for loan and lease losses, its composition shifted somewhat during the first half of 2012. Despite charge-offs against previously-established specific reserves, reserves for impaired loans declined by only $1 million, or 12%, during the first six months of 2012, since the impact of charge-offs was partially offset by the establishment of specific reserves for loans migrating to impaired status and by enhancements to reflect updated expectations with regard to realizable values. Moreover, notwithstanding the increase in outstanding loan balances, general reserves for incurred losses on performing loans declined by $2 million, or 27%. The decline in general reserves is due to the adjustment of qualitative factors, to reflect management’s assessment that default risk has declined as certain higher-risk balances originated prior to the recession have migrated out of performing loans due to payoffs or performance issues, and the remaining loans, many of which were originated subsequent to the beginning of the recession using more stringent credit criteria, have become better seasoned and are less likely to experience losses.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Three Months	For the Three Months	For the Six Months	For the Six Months	For the Year Ended
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	December 31,
Balances:	2012	2011	2012	2011	2011
Average gross loans and leases outstanding during period(1)	$763,471	$774,008	$755,900	$779,824	$767,901
Gross loans and leases outstanding at end of period	$817,600	$772,551	$817,600	$772,551	$757,591

Allowance for Loan and Lease Losses:
Balance at beginning of period	$17,408	$21,464	$17,283	$21,138	$21,138
Provision charged to expense	3,160	3,000	5,910	6,600	12,000
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	1,389
Other Construction/Land	461	379	739	1,096	1,807
1-4 family - closed-end	659	134	1,034	289	795
Equity Lines	684	282	922	540	1,776
Multi-family residential	1,160	-	1,160	-	-
Commercial RE- owner occupied	561	295	624	791	1,306
Commercial RE- non-owner occupied	751	1,405	751	1,405	3,027
Farmland	170	-	170	-	496
TOTAL REAL ESTATE	4,446	2,495	5,400	4,121	10,596
Agricultural products	-	-	-	-	-
Commercial & industrial loans	1,449	926	2,540	1,810	3,407
Small Business Administration Loans	332	48	418	125	148
Direct Finance Leases	-	1	198	10	82
Consumer Loans	722	546	1,347	1,330	2,754
Total	$6,949	$4,016	$9,903	$7,396	$16,987
Recoveries
Real Estate
1-4 family residential construction	-	-	-	-	133
Other Construction/Land	1	38	3	38	38
1-4 family - closed-end	12	4	23	9	23
Equity Lines	12	1	13	2	4
Multi-family residential	-	-	-	-	-
Commercial RE- owner occupied	-	1	91	1	71
Commercial RE- non-owner occupied	-	-	-	-	148
Farmland	32	1	58	1	1
TOTAL REAL ESTATE	57	45	188	51	418
Agricultural products	-	-	-	-	323
Commercial and Industrial	67	95	192	125	71
Small Business Administration Loans	47	62	47	69	57
Direct Finance Leases	-	7	-	14	263
Consumer Loans	73	54	146	110	-
Total	$244	$263	$573	$369	$1,132
Net loan charge offs (recoveries)	$6,705	$3,753	$9,330	$7,027	$15,855
Balance at end of period	$13,863	$20,711	$13,863	$20,711	$17,283

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	3.53%	1.94%	2.48%	1.82%	2.06%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	1.70%	2.68%	1.70%	2.68%	2.28%
Allowance for Loan Losses to
NonPerforming Loans	37.86%	43.90%	37.86%	43.90%	30.80%
Net Loan Charge-offs to Allowance
for Loan Losses at End of Period	48.37%	18.12%	67.30%	33.93%	91.74%
Net Loan Charge-offs to
Provision for Loan Losses	212.18%	125.10%	157.87%	106.47%	132.13%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company’s provision for loan and lease losses was increased by $160,000, or 5%, for the second quarter of 2012 relative to the second quarter of 2011, but was reduced by $690,000, or 10%, for the first half of 2012 relative to the first half of 2011. Net loans charged off were up by $2.952 million, or 79%, for the quarterly comparison, and increased by $2.303 million, or 33%, for the first half in 2012, for the reasons noted above. Real estate loan charge-offs experienced the largest increase among our major loan categories, rising by $1.951 million, or 78%, for the comparative quarters, and by $1.279 million, or 31%, for the year-to-date comparison, since many of charge-offs in 2012 were write-downs on collateral-dependent loans. Including write-downs taken in the first half of 2012, we have taken a cumulative total of $6.0 million in write-downs on collateral-dependent loans still on our books at June 30, 2012, most of which were on construction loans. A higher level of principal recoveries on nonperforming loans that were resolved in the first half of 2012 provided a small offset to the increase in gross charge-offs, including increases of $137,000 in recoveries on real estate loans and $67,000 in recoveries on commercial loans. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at June 30, 2012 represents management’s best estimate of probable losses in the loan portfolio as of that date. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment or reduce the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $195 million at June 30, 2012 and $154 million at December 31, 2011, although it is not likely that all of those commitments will ultimately be drawn down. The increase during the first half of 2012 is primarily due to an increase in undisbursed commitments on mortgage warehouse lines. Unused commitments represented approximately 24% of gross loans outstanding at June 30, 2012, and 20% at December 31, 2011. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $20 million at June 30, 2012 and December 31, 2011.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $40 million at June 30, 2012, compared to $43 million at December 31, 2011. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $36 million average of non-earning cash and due from banks for the first half of 2012 was slightly higher than the $34 million average for the year in 2011, due in part to extra cash kept on hand to accommodate greater day-to-day fluctuations associated with a higher level of lending activity.

Net premises and equipment increased by $1.4 million, or 7%, during the first half of 2012, due mainly to the replacement of our ATM’s in order to accommodate new compliance requirements. Operating leases declined to $306,000 at June 30, 2012, from $384,000 at December 31, 2011. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first half of 2012 with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. “Other assets” declined by $269,000, or less than 1%. At June 30, 2012, the $81.3 million balance of other assets includes as its largest components $38.5 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $9.2 million investment in low-income housing tax credit funds, a $6.4 million investment in restricted stock, a deferred tax asset of $11.0 million, current prepaid income taxes totaling $3.3 million, accrued interest receivable totaling $5.2 million, and a prepaid regulatory assessment of $2.2 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock that would typically experience balance fluctuations in conjunction with changes in our FHLB borrowings. However, the FHLB suspended stock repurchases for a period of time and is currently repurchasing stock at minimal levels, thus our restricted stock investment is not expected to drop significantly even with a lower level of borrowings. Our FHLB stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposits. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid on deposits by deposit type for the quarters and six-month periods ended June 30, 2012 and 2011 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at June 30, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)

	June 30, 2012	December 31, 2011
Interest Bearing Demand Deposits	$75,895	$68,777
Non-interest Bearing Demand Deposits	327,223	300,045
NOW	194,546	187,155
Savings	106,956	91,376
Money Market	76,982	76,396
CDAR's < $100,000	1,072	943
CDAR's ≥ $100,000	17,687	17,119
Customer Time deposit < $100,000	107,600	106,610
Customer Time deposits ≥ $100,000	226,573	222,847
Brokered Deposits	15,000	15,000
Total Deposits	$1,149,534	$1,086,268

Percentage of Total Deposits
Interest Bearing Demand Deposits	6.60%	6.33%
Non-interest Bearing Demand Deposits	28.47%	27.62%
NOW	16.92%	17.23%
Savings	9.30%	8.41%
Money Market	6.70%	7.03%
CDAR's < $100,000	0.09%	0.09%
CDAR's ≥ $100,000	1.54%	1.58%
Customer Time deposit < $100,000	9.36%	9.81%
Customer Time deposits > $100,000	19.71%	20.52%
Brokered Deposits	1.31%	1.38%
Total Deposits	100.00%	100.00%

Total deposit balances increased by $63 million, or 6%, during the first half of 2012. Our deposit mix improved during that period since most of the growth came in core non-maturity deposits, which were up by $58 million, or 8%. Our customers currently appear to have a propensity to save due to lingering economic uncertainties, but the growth in non-maturity deposits is due in part to an intensified focus on business relationships and our ongoing deposit acquisition programs, including our highly successful direct mail initiatives. These factors contributed to increases of $27 million, or 9%, in non-interest bearing demand deposits, $7 million, or 10%, in interest-bearing demand deposits, and $7 million, or 4%, in NOW accounts. We also experienced a significant increase in savings deposits, which were up $16 million, or 17%, during the first half of 2012.

Customer time deposits under $100,000 were relatively flat for the first six months of 2012, as were CDAR’s deposits, which are also time deposits that are primarily sourced from customers in our market areas. Customer time deposits over $100,000 experienced growth of $4 million, or 2%, while the outstanding balance of wholesale-sourced brokered deposits remained at $15 million. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to focus energy toward growing those balances.

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities (see Capital Resources section for a more detailed explanation of trust-preferred securities). In aggregate, we were able to reduce other interest-bearing liabilities by close to $3 million in the first half of 2012 due to the liquidity created by strong deposit growth.

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. We had no overnight fed funds purchased on our books at June 30, 2012 or December 31, 2011, but repurchase agreement balances totaled approximately $3 million at both June 30, 2012 and December 31, 2011. Repurchase agreements represent customer “sweep accounts”, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by investment securities. We had $25 million in overnight FHLB advances at June 30, 2012, up from $17 million at the end of 2011, but long-term FHLB advances declined by $10 million during the same time frame due to balances that matured. There were no other short-term FHLB advances outstanding at June 30, 2012 or December 31, 2011. The Company had $31 million in junior subordinated debentures at June 30, 2012 and December 31, 2011.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities declined by $325,000, or 2%, during the first half of 2012.

liquidity and market RisK MANAGEMENT

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by management on a monthly basis, with various scenarios applied to simulate our ability to meet liquidity needs under adverse conditions, and liquidity ratios are also calculated and reviewed on a regular basis. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should unexpected liquidity needs arise.

The Company, on occasion, experiences short-term cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $219 million at June 30, 2012. An additional $136 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $55 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2012. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2012, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $317 million of the Company’s investment portfolio balances, up from $309 million at December 31, 2011. Other forms of balance sheet liquidity include but are not necessarily limited to fed funds sold, vault cash, and balances due from banks. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit was reduced in 2011, but still totaled $74 million at June 30, 2012. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and net non-core funding dependence ratios were 58% and 22%, respectively, at June 30, 2012, as compared to internal policy guidelines of “less than 78%” and “less than 50%.” Other liquidity ratios reviewed by management and the Board include net loans to total deposits, wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), and available investments to assets, all of which were well within policy guidelines at June 30, 2012. Strong growth in core deposits and growth in investments has had a positive impact on our liquidity position in recent periods, although loan growth absorbed much of the liquidity generated in the second quarter of 2012 and no assurance can be provided that our liquidity position will continue at current robust levels.

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

The Company uses Sendero modeling software in order to simulate the effects of potential interest rate changes on net interest income, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports balances, interest rates, maturity dates and re-pricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are applied to the Company’s investments, loans, deposits and borrowed funds. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses seven standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200 and 300 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, and 15% for a 300 b.p. shock in interest rates. Per regulatory guidance, we also currently apply an upward shock of 400 b.p. for net interest income simulations. As of June 30, 2012 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	a+100 b.p.	a+200 b.p.	a+300 b.p.	+400 b.p.
Change in Net Int. Inc. (in $000’s)	-$6,665	-$4,727	-$2,476	+$451	+$200	+$1,487	+$2,232
% Change	-13.27%	-9.41%	-4.93%	+0.90%	+0.40%	+2.96%	+4.44%

Our current net interest income simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. We have seen this profile steepen somewhat over the past couple of years, as we have benefited from an increasing proportion of lower-cost non-maturity deposits. However, in comparison to simulations conducted in the first quarter of 2012, all scenarios now factor in the strong loan growth which occurred in the second quarter of 2012. This boosted net interest income for all projections, but the gain relative to base case declined for rising rate scenarios due to the subsequent adjustment of future balance sheet growth assumptions.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $2.476 million lower than in a stable interest rate scenario, a drop of 4.93%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income in declining rate scenarios draws close to our internal policy guidelines, and we will continue to monitor our interest rate risk profile and take corrective action as appropriate.

If interest rates were to increase by 100 basis points, net interest income would likely improve by around $451,000, or 0.90%, relative to a stable interest rate scenario. The increase is slightly smaller if rates go up by 200 basis points, but our net interest margin is positioned to benefit if interest rates increase by 300 basis points or more. The minimal initial increase in net interest income as rates begin to rise is due to the fact that many of our variable-rate loans are currently at rate floors, creating a re-pricing lag while variable rates are increasing to floored levels and leading to a certain level of interest margin compression. The slight dip in net interest income in the “up 200 basis points” scenario is due to the additional impact of certain variable-rate time deposits lifting off of rate floors.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of June 30, 2012, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in EVE (in $000’s)	-$20,463	-$44,771	-$30,802	+$31,759	+$44,517	+$61,436
% Change	-6.48%	-14.19%	-9.76%	+10.06%	+14.11%	+19.47%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates. The changes in EVE are not symmetrical, however, due to the optionality inherent in certain financial instruments. Our EVE profile has changed substantially in recent periods, shifting from unfavorable exposure to a benefit in a rising interest rate environment, due in part to growth in non-maturity deposits and adjustments applied to deposit decay rates and loan prepayment rates in order to better reflect historical patterns. Effectively, lower deposit decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater as would be the case in a rising rate environment. However, the same changes that have improved our profile in rising rate scenarios have created greater exposure to declining rates. That negative impact is exacerbated by the acceleration of loan prepayment speeds in declining rate scenarios. While still negative, we see a favorable swing in EVE as interest rates drop from 200 basis points to 300 basis points. This is due to the longer duration of our fixed-rate assets relative to our fixed-rate liabilities, and the resulting impact of a significant rate decline on financial instrument fair values. As noted previously, however, management is of the opinion that the probability of a significant rate decline is low.

CAPITAL RESOURCES

At June 30, 2012, the Company had total shareholders’ equity of $172.5 million, comprised of $64.3 million in common stock, $2.3 million in additional paid-in capital, $101.1 million in retained earnings, and $4.8 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2011 was $168.6 million. The increase in shareholders’ equity during the first half of 2012 was due in large part to the addition of $4.5 million in net earnings, less $1.7 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), also increased by $960,000 due to increasing market values.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. Refer to Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Developments, for a summary of changes to risk-based capital calculations which have been proposed by federal banking regulators. The Company and the Bank are both currently classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is currently defined as the sum of core capital elements less goodwill and certain other deductions, notably disallowed deferred tax assets and the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $30 million in junior subordinated debentures on the Company’s balance sheet at June 30, 2012 was included in Tier 1 capital; however, if the restrictions proposed under the Notice of Proposed Rulemaking recently issued by our primary regulators are ultimately adopted, the inclusion of these debentures as Tier 1 capital will be phased out.

Tier 2 capital can currently include: (i) the allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses, only $12.3 million, or 87%, of our total allowance is currently included in Tier 2 capital for Sierra Bancorp’s consolidated calculations. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios

	June 30, 2012	December 31, 2011
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	20.50%	21.72%
Tier 1 Capital to Total Risk-weighted Assets	19.24%	20.46%
Tier 1 Leverage Ratio	13.85%	14.11%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	19.99%	20.89%
Tier 1 Capital to Total Risk-weighted Assets	18.74%	19.63%
Tier 1 Leverage Ratio	13.48%	13.53%

At the current time, there are no commitments that would necessitate the use of material amounts of the Company’s capital.

PART I – FINANCIAL INFORMATION

Item 3

QUALITATIVE & QUANTITATIVE DISCLOSURES

ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included in Part I, Item 2 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management.”

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date. Of the aggregate 1,250,000 shares authorized for repurchase since the effective date of the plan, there were 100,669 shares remaining available for repurchase as of June 30, 2012. There were no stock repurchases during the second quarter of 2012.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 8, 2012	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer
(Principal Executive Officer)

August 8, 2012	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

