Form 10-Q
period 2012-09-30
SIERRA BANCORP
filed 2012-11-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Common stock, no par value, 14,106,889 shares outstanding as of October 31, 2012

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$41,744	$42,805
Interest-bearing deposits in banks	3,351	20,231
Total Cash & Cash Equivalents	45,095	63,036
Investment securities available for sale	414,635	406,471
Loans held for sale	618	1,354
Loans and leases:
Gross loans and leases	847,130	757,591
Allowance for loan and lease losses	(12,806)	(17,283)
Deferred loan and lease fees, net	926	621
Net Loans and Leases	835,250	740,929
Premises and equipment, net	22,218	20,721
Operating leases, net	268	384
Foreclosed assets	19,835	15,364
Goodwill	5,544	5,544
Other assets	79,839	81,602
TOTAL ASSETS	$1,423,302	$1,335,405

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$323,184	$300,045
Interest bearing	822,669	786,223
Total Deposits	1,145,853	1,086,268
Federal funds purchased and repurchase agreements	3,634	3,037
Short-term borrowings	47,900	17,120
Long-term borrowings	5,000	15,000
Junior subordinated debentures	30,928	30,928
Other liabilities	15,514	14,488
TOTAL LIABILITIES	1,248,829	1,166,841
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares
authorized; 14,103,849 and 14,101,609 shares issued
and outstanding at September 30, 2012 and
December 31, 2011, respectively	64,344	64,321
Additional paid in capital	2,364	2,221
Retained earnings	101,877	98,174
Accumulated other comprehensive income	5,888	3,848
TOTAL SHAREHOLDERS' EQUITY	174,473	168,564

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$1,423,302	$1,335,405

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$11,954	$11,780	$34,251	$35,480
Interest on investment securities:
Taxable	1,523	2,420	5,159	6,621
Tax-exempt	700	716	2,052	2,153
Interest on federal funds sold and interest-bearing deposits	15	23	51	56
Total interest income	14,192	14,939	41,513	44,310

Interest expense:
Interest on deposits	796	1,063	2,490	3,279
Interest on short-term borrowings	23	7	41	46
Interest on long-term borrowings	51	143	231	425
Interest on mandatorily redeemable trust preferred securities	193	179	586	540
Total interest expense	1,063	1,392	3,348	4,290

Net Interest Income	13,129	13,547	38,165	40,020

Provision for loan losses	4,700	3,000	10,610	9,600

Net Interest Income after Provision for Loan Losses	8,429	10,547	27,555	30,420

Non-interest revenue:
Service charges on deposit accounts	2,525	2,439	7,229	7,140
Gains on investment securities available-for-sale	90	-	161	-
Other income, net	1,281	930	4,831	3,278
Total other operating income	3,896	3,369	12,221	10,418

Other operating expense:
Salaries and employee benefits	5,278	4,849	15,855	15,760
Occupancy expense	1,669	1,787	4,721	4,987
Other	4,064	3,932	13,059	13,078
Total other operating expenses	11,011	10,568	33,635	33,825

Income before income taxes	1,314	3,348	6,141	7,013

Provision for income taxes	(321)	822	54	774

Net Income	$1,635	$2,526	$6,087	$6,239

PER SHARE DATA
Book value	$12.37	$11.97	$12.37	$11.97
Cash dividends	$0.06	$0.06	$0.18	$0.18
Earnings per share basic	$0.12	$0.18	$0.43	$0.45
Earnings per share diluted	$0.12	$0.18	$0.43	$0.44
Average shares outstanding, basic	14,103,543	14,051,614	14,102,880	14,015,583
Average shares outstanding, diluted	14,138,682	14,097,368	14,114,962	14,081,936

Total shareholder Equity (in thousands)	$174,473	$168,325	$174,473	$168,325
Shares outstanding	14,103,849	14,062,259	14,103,849	14,062,259
Dividends Paid	$846,193	$842,800	$2,538,482	$2,521,643

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net Income	$1,635	$2,526	$6,087	$6,239
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	1,926	1,838	3,635	7,127
Less: reclassification adjustment for gains included in net income	(90)	-	(161)	-
Other comprehensive income, before tax	1,836	1,838	3,474	7,127
Income tax expense related to items of other comprehensive income, net of tax	(756)	765	(1,434)	2,928
Other comprehensive income	1,080	1,073	2,040	4,199

Comprehensive income	$2,715	$3,599	$8,127	$10,438

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$6,087	$6,239
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(161)	-
Gain on sales of loans	(139)	(93)
Loss (Gain) on disposal of fixed assets	10	(12)
Loss on sale on foreclosed assets	709	569
Writedowns on foreclosed assets	1,610	1,656
Share-based compensation expense	183	166
Provision for loan losses	10,610	9,600
Depreciation and amortization	1,813	1,971
Net amortization on securities premiums and discounts	6,214	4,031
Increase in unearned net loan fees	(304)	(291)
Increase in cash surrender value of life insurance policies	(30)	(5,538)
Proceeds from sales of loans portfolio	5,717	3,440
Net (Increase) Decrease in loans held-for-sale	(4,842)	59
(Increase) Decrease in interest receivable and other assets	(677)	1,362
Increase (Decrease) in other liabilities	1,179	(389)
Net Decrease in FHLB Stock	670	996
Deferred Income Tax Provision (Benefit)	318	(105)
Excess tax (provision) benefit from equity based compensation	(39)	4
Net cash provided by operating activities	28,928	23,665

Cash flows from investing activities:
Maturities of securities available for sale	1,080	2,664
Proceeds from sales/calls of securities available for sale	11,319	3,119
Purchases of securities available for sale	(99,084)	(154,229)
Principal pay downs on securities available for sale	75,953	53,430
Net (Increase) Decrease in loans receivable, net	(125,316)	28,709
Purchases of premises and equipment, net	(3,204)	(830)
Proceeds from sales of foreclosed assets	13,898	4,681
Net cash used in investing activities	(125,354)	(62,456)

Cash flows from financing activities:
Increase in deposits	59,585	41,345
Increase in borrowed funds	20,780	10,350
Increase in repurchase agreements	597	4,633
Cash dividends paid	(2,538)	(2,522)
Repurchases of common stock	-	(23)
Stock options exercised	22	672
Excess tax provision (benefit) from equity based compensation	39	(4)
Net cash provided by financing activities	78,485	54,451

(Decrease) Increase in cash and due from banks	(17,941)	15,660

Cash and Cash Equivalents
Beginning of period	63,036	42,645
End of period	$45,095	$58,305

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services to communities in the central and southern sections of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s most recent branch expansion activity includes a new branch which opened for business in the city of Selma in February 2011, and the relocation of our Clovis branch to a larger facility in a more convenient location in the third quarter of 2012. In addition to our full-service branches, the Bank has an agricultural credit division with lending staff domiciled in Porterville, Bakersfield and Visalia, an SBA lending unit located at our corporate headquarters, and offsite ATM’s at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2012 and 2011, cash paid for interest due on interest-bearing liabilities was $3.087 million and $3.991 million, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2012, and $1.643 million for the same time frame in 2011. Assets totaling $20.724 million and $4.663 million were acquired in settlement of loans for the nine months ended September 30, 2012 and September 30, 2011, respectively. We received $10.134 million in cash from the sale of foreclosed assets during the first nine months of 2012 relative to $2.779 million during the first nine months of 2011, which represents sales proceeds less loans extended to finance such sales totaling $3.735 million for the first nine months of 2012 and $1.506 million for the first nine months of 2011.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 171,550 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of September 30, 2012 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although options have been granted since the inception of the plan and the number remaining available for grant as of September 30, 2012 was 911,640. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as share-based compensation expense or directors’ expense, by amortizing it over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $61,000 was reflected in the Company’s income statement during the third quarter of 2012 and $48,000 was charged during the third quarter of 2011, as expense related to stock options. For the first nine months, the charges amounted to $183,000 in 2012 and $166,000 in 2011.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,103,543 weighted average shares outstanding during the third quarter of 2012, and 14,051,614 during the third quarter of 2011. There were 14,102,880 weighted average shares outstanding during the first nine months of 2012, and 14,015,583 during the first nine months of 2011.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2012, the dilutive effect of options outstanding calculated under the treasury stock method totaled 35,139 and 12,082, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2011 shares totaling 45,754 and 66,353, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	September 30, 2012	December 31, 2011
Commitments to extend credit	$239,849	$154,323
Standby letters of credit	$6,059	$11,113
Commercial letters of credit	$8,543	$8,991

Commitments to extend credit consist primarily of the following: Unfunded home equity lines of credit; commercial real estate construction loans, which are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction; commercial revolving lines of credit, which have a high degree of industry diversification; the unused portions of mortgage warehouse lines of credit; and the unused portions of formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Company is also utilizing a $74 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. The letter of credit is backed by specific loans which are pledged to the Federal Home Loan Bank by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose the estimated fair value of financial instruments for which it is practicable to estimate fair values. In addition to those footnote disclosure requirements, FASB’s standard on investments requires that our debt securities, which are classified as available for sale, and our equity securities that have readily determinable fair values, be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. While the fair value option outlined under FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, we have not elected the fair value option for any additional financial assets or liabilities.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at September 30, 2012 and December 31, 2011:

•	Cash and cash equivalents and short-term borrowings: For cash and cash equivalents and short-term borrowings, the carrying amount is estimated to be fair value.

•	Investment securities: The fair values of investment securities are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are thus not relevant for reporting purposes. If available-for-sale loans stay on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral dependent impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral, net of expected disposition costs where applicable, for collateral-dependent loans.

•	Cash surrender value of life insurance policies: The fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain long-term investments for which no secondary market exists are carried at cost, and the carrying amount for those investments approximates their estimated fair value.

•	Deposits: Fair values for demand deposits and other non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: The fair values of subordinated debentures are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments at the periods noted are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	September 30, 2012
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$45,095	$45,095	$-	$-	$45,095
Investment securities available for sale	414,635	1,911	412,724	-	414,635
Loans and leases, net	823,850	-	867,484	-	867,484
Collateral dependent impaired loans	11,401	-	9,044	-	9,044
Loans held-for-sale	618	618	-	-	618
Cash surrender value of life insurance policies	37,687	-	37,687	-	37,687
Other investments	6,370	-	6,370	-	6,370
Investment in Limited Partnership	10,537	-	10,537	-	10,537
Accrued interest receivable	5,228	-	5,228	-	5,228

Financial Liabilities:
Deposits:
Noninterest-bearing	$323,184	$323,184	$-	$-	$323,184
Interest-bearing	822,669	-	745,132	-	745,132
Fed Funds Purchased and Repurchase Agreements	3,634	-	3,634	-	3,634
Short-term borrowings	47,900	-	47,900	-	47,900
Long-term borrowings	5,000	-	5,084	-	5,084
Subordinated debentures	30,928	-	12,141	-	12,141
Limited partnership capital commitment	1,138	-	1,138	-	1,138
Accrued Interest Payable	252	-	252	-	252

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$239,849
Standby letters of credit	6,059
Commercial lines of credit	8,543

	December 31, 2011
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$63,036	$63,036	$-	$-	$63,036
Investment securities available for sale	406,471	1,347	405,124	-	406,471
Loans and leases, net	726,302	-	771,192	-	771,192
Collateral dependent impaired loans	14,627	-	11,016	285	11,301
Loans held-for-sale	1,354	1,354	-	-	1,354
Cash surrender value of life insurance policies	37,657	-	37,657	-	37,657
Other Investments	7,040	-	7,040	-	7,040
Investment in Limited Partnership	9,927	-	9,927	-	9,927
Accrued Interest Receivable	5,368	-	5,368	-	5,368

Financial Liabilities:
Deposits:
Noninterest-bearing	$300,045	$300,045	$-	$-	$300,045
Interest-bearing	786,223	-	702,270	-	702,270
Fed Funds Purchased and Repurchase Agreements	3,037	-	3,037	-	3,037
Short-term borrowings	17,120	-	17,120	-	17,120
Long-term borrowings	15,000	-	15,000	-	15,000
Subordinated debentures	30,928	-	12,262	-	12,262
Limited partnership capital commitment	353	-	353	-	353
Accrued Interest Payable	514	-	514	-	514

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$154,323
Standby letters of credit	11,113
Commercial lines of credit	8,991

For each financial asset category that was actually reported at fair value at September 30, 2012 and December 31, 2011, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
U.S. Government agencies	$-	$1,134	$-	$1,134	$-
Obligations of states and political subdivisions	-	80,963	-	80,963	-
U.S. Government agencies collateralized by mortgage obligations	-	330,627	-	330,627	-
Other Securities	1,911	-	-	1,911	-

Total available-for-sale securities	$1,911	$412,724	$-	$414,635	$-

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
U.S. Government agencies	$-	$2,026	$-	$2,026	$-
Obligations of states and political subdivisions	-	71,340	-	71,340	-
U.S. Government agencies collateralized by mortgage obligations	-	331,758	-	331,758	-
Other Securities	1,347	-	-	1,347	(1,370)

Total available-for-sale securities	$1,347	$405,124	$-	$406,471	$(1,370)

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$9,044	$-	$9,044
Foreclosed Assets	$-	$19,835	$-	$19,835

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$11,016	$285	$11,301
Foreclosed Assets	$-	$14,777	$587	$15,364

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

Note 10 – Investments

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The Company’s available-for-sale investment securities totaled $415 million at September 30, 2012, and $406 million at December 31, 2011.

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

(Dollars in thousands, unaudited):

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$1,129	$5	$-	$1,134
Obligations of state and political subdivisions	76,558	4,480	(75)	80,963
U.S. Government agencies collateralized by mortgage obligations	325,605	5,763	(741)	330,627
Equity Securities	1,336	575	-	1,911
	$404,628	$10,823	$(816)	$414,635

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,008	$18	$-	$2,026
Obligations of state and political subdivisions	67,851	3,634	(145)	71,340
U.S. Government agencies collateralized by mortgage obligations	328,751	4,467	(1,460)	331,758
Equity Securities	1,336	11	-	1,347
	$399,946	$8,130	$(1,605)	$406,471

At September 30, 2012 and December 31, 2011, the Company had 76 securities and 80 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to our investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	September 30, 2012
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$-	$-	$-	$-
Obligations of State and Political Subdivisions	(75)	5,881	-	-
U.S. Government agencies collateralized by mortgage obligations	(591)	90,344	(150)	14,363
TOTAL	$(666)	$96,225	$(150)	$14,363

	December 31, 2011
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

Obligations of State and Political Subdivisions	$(26)	$1,735	$(119)	$1,978
U.S. Government agencies collateralized by mortgage obligations	(1,432)	144,953	(28)	949
TOTAL	$(1,458)	$146,688	$(147)	$2,927

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	September 30, 2012
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$2,004	$3,450	$-	$1,558	$7,012
Other construction/Land	19,771	3,191	3,693	8,289	34,944
1-4 Family - closed-end	75,048	6,487	736	19,329	101,600
Equity Lines	58,527	23	1,931	1,411	61,892
Multi-family residential	4,590	611	-	-	5,201
Commercial real estate - owner occupied	137,460	21,838	5,786	10,083	175,167
Commercial real estate - non-owner occupied	64,770	7,642	540	18,863	91,815
Farmland	55,523	916	3,552	1,943	61,934
Total Real Estate	417,693	44,158	16,238	61,476	539,565

Agricultural	19,915	30	25	999	20,969
Commercial and Industrial	221,773	4,166	2,973	2,242	231,154
Small Business Administration	14,511	1,671	624	3,422	20,228
Direct finance leases	4,515	38	-	190	4,743
Consumer loans	25,254	603	224	4,390	30,471
Total Gross Loans and Leases	$703,661	$50,666	$20,084	$72,719	$847,130

	December 31, 2011
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$4,240	$2,004	$-	$2,244	$8,488
Other construction/Land	18,185	8,873	1,015	11,987	40,060
1-4 Family - closed-end	75,765	7,574	1,354	20,260	104,953
Equity Lines	62,867	456	1,795	1,379	66,497
Multi-family residential	4,620	618	-	2,941	8,179
Commercial real estate - owner occupied	141,245	23,289	8,878	9,658	183,070
Commercial real estate - non-owner occupied	64,746	7,463	4,514	29,120	105,843
Farmland	47,719	1,878	3,626	6,919	60,142
Total Real Estate	419,387	52,155	21,182	84,508	577,232

Agricultural	15,477	1,574	27	-	17,078
Commercial and Industrial	83,780	7,529	3,078	5,021	99,408
Small Business Administration	16,251	-	852	3,903	21,006
Direct finance leases	6,089	63	-	591	6,743
Consumer loans	30,004	1,006	808	4,306	36,124
Total Gross Loans and Leases	$570,988	$62,327	$25,947	$98,329	$757,591

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

Loan Portfolio Aging
(dollars in thousands, unaudited)
	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$1,558	$-	$-	$1,558	$5,454	$7,012	$1,558
Other construction/Land	689	-	572	1,261	33,683	34,944	1,349
1-4 Family - closed-end	1,294	173	1,466	2,933	98,667	101,600	5,590
Equity Lines	24	290	66	380	61,512	61,892	732
Multi-family residential	-	-	-	-	5,201	5,201	-
Commercial real estate - owner occupied	594	734	1,845	3,173	171,994	175,167	6,409
Commercial real estate - non-owner occupied	-	22	711	733	91,082	91,815	5,193
Farmland	232	-	-	232	61,702	61,934	1,943
Total Real Estate	4,391	1,219	4,660	10,270	529,295	539,565	22,774

Agricultural	162	-	-	162	20,807	20,969	999
Commercial and Industrial	1,060	219	292	1,571	229,583	231,154	1,307
Small Business Administration	854	845	1,701	3,400	16,828	20,228	2,331
Direct finance leases	38	-	190	228	4,515	4,743	190
Consumer loans	354	69	111	534	29,937	30,471	1,253
Total Gross Loans and Leases	$6,859	$2,352	$6,954	$16,165	$830,965	$847,130	$28,854

(1) Included in Total Financing Receivables

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)

Real Estate:
1-4 Family residential construction	$-	$-	$-	$-	$8,488	$8,488	$2,244
Other construction/Land	1,354	-	1,417	2,771	37,289	40,060	4,083
1-4 Family - closed-end	1,777	1,835	1,661	5,273	99,680	104,953	7,605
Equity Lines	253	511	640	1,404	65,093	66,497	1,309
Multi-family residential	-	-	2,941	2,941	5,238	8,179	2,941
Commercial real estate - owner occupied	3,070	1,038	5,581	9,689	173,381	183,070	7,086
Commercial real estate - non-owner occupied	1,031	577	7,128	8,736	97,107	105,843	13,958
Farmland	6,436	-	188	6,624	53,518	60,142	6,919
Total Real Estate	13,921	3,961	19,556	37,438	539,794	577,232	46,145

Agricultural	-	-	-	-	17,078	17,078	-
Commercial and Industrial	701	386	3,160	4,247	95,161	99,408	3,778
Small Business Administration	828	917	2,715	4,460	16,546	21,006	3,452
Direct finance leases	63	-	591	654	6,089	6,743	591
Consumer loans	520	619	838	1,977	34,147	36,124	2,144
Total Gross Loans and Leases	$16,033	$5,883	$26,860	$48,776	$708,815	$757,591	$56,110

(1) Included in Total Financing Receivables

(2) Includes Small Business Administration loans over 90 days past due and still accruing in the amount of $48,000.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (“TDR”), if the modification constitutes a concession. At September 30, 2012, the Company had a total of $50.7 million in TDR’s, including $13.8 million in TDR’s that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDR’s may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDR’s which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	For the Nine Months Ended September 30, 2012
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$158	$-	$309	$-	$-	$-	$467
1-4 family - closed-end	-	228	-	41	-	222	-	491
Equity Lines	-	29	-	-	-	-	-	29
Commercial real estate - owner occupied	-	2,305	-	1,184	-	-	-	3,489
Commercial real estate - non owner occupied	-	328	-	60	-	-	-	388
Total Real Estate Loans	-	3,048	-	1,594	-	222	-	4,864
Agricultural Products	-	-	-	-	-	-	-	-
Commercial and Industrial	-	251	-	531	-	-	-	782
Consumer loans	-	1,042	-	225	-	-	47	1,314
Small Business Administration Loans	-	200	-	475	-	-	-	675
	$-	$4,541	$-	$2,825	$-	$222	$47	$7,635

	For the Year Ended December 31, 2011
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$555	$-	$754	$-	$6,188	$-	$7,497
1-4 family - closed-end	-	6,419	-	151	561	48	421	7,600
Equity Lines	-	71	426	-	78	-	-	575
Commercial real estate - owner occupied	-	1,893	1,231	297	542	-	-	3,963
Commercial real estate - non owner occupied	7,400	-	-	1,069	6,420	-	-	14,889
Total Real Estate Loans	7,400	8,938	1,657	2,271	7,601	6,236	421	34,524
Agricultural Products	-	-	-	-	-	-	12	12
Commercial and Industrial	19	342	23	1,188	-	384	-	1,956
Consumer loans	278	495	-	2,069	282	-	85	3,209
Small Business Administration Loans	-	621	106	46	-	-	-	773
	$7,697	$10,396	$1,786	$5,574	$7,883	$6,620	$518	$40,474

The following tables present, by class, additional details related to loans classified as TDR’s during the three-month and nine-month periods ended September 30, 2012, including the recorded investment in the loan both before and after modification and balances that were modified during those periods:

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	For the Three Months Ended September 30, 2012
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	4	$361	$355	$(153)	$9
1-4 family - closed-end	2	159	159	(7)	11
Equity Lines	0	-	-	-	-
Commercial real estate- owner occupied	3	889	889	15	360
Commercial real estate- non-owner occupied	1	60	60	-	1
Total Real Estate Loans		1,469	1,463	(145)	381

Agricultural products	0	-	-	-	-
Commercial and Industrial	7	389	382	(80)	7
Consumer loans	13	459	455	41	62
Small Business Administration Loans	1	200	200	6	50
		$2,517	$2,500	$(178)	$500

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the Nine Months Ended September 30, 2012
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	6	$472	$467	$(143)	$20
1-4 family - closed-end	5	503	491	20	57
Equity Lines	1	29	29	13	29
Commercial real estate- owner occupied	6	3,489	3,489	(57)	411
Commercial real estate- non-owner occupied	3	390	388	(45)	8
Total Real Estate Loans		4,883	4,864	(212)	525

Agricultural products	0	-	-	-	-
Commercial and Industrial	14	796	782	(107)	79
Consumer loans	27	1,320	1,314	(167)	207
Small Business Administration Loans	2	668	675	8	169
		$7,667	$7,635	$(478)	$980

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The table below summarizes TDR’s that defaulted during the period noted, and any charge-offs on those TDR’s resulting from such default.

Troubled Debt Restructurings(1)
(dollars in thousands, unaudited)
	Subsequent default three months ended September 30, 2012
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	0	$-	$-
1-4 family - closed-end	1	222	-
Equity Lines	0	-	-
Commercial real estate- owner occupied	1	332	-
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		554	-

Agricultural products	0	-	-
Commercial and Industrial	1	66	66
Consumer Loans	0	-	-
Small Business Administration Loans	0	-	-
		$620	$66

	Subsequent default nine months ended September 30, 2012
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	0	$-	$-
1-4 family - closed-end	1	222	-
Equity Lines	0	-	-
Commercial real estate- owner occupied	1	332	-
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		554	-

Agricultural products	0	-	-
Commercial and Industrial	2	175	175
Consumer Loans	0	-	-
Small Business Administration Loans	0	-	-
		$729	$175

(1) Troubled Debt Restructurings within the previous 12 months for which there was a payment default in the periods noted.

Note 12 – Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it at least quarterly. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary. The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDR’s, totaling $3.131 million at September 30, 2012 and $3.635 million at December 31, 2011.

Impaired Loans	September 30, 2012
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	1,432	1,432	435	1,451	24
1-4 Family - closed-end	10,197	10,197	1,150	10,236	256
Equity Lines	1,087	1,087	483	1,089	7
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	3,452	3,451	628	3,475	74
Commercial real estate- non-owner occupied	6,882	6,883	545	7,380	241
Farmland	91	91	3	95	-
Total Real Estate	23,141	23,141	3,244	23,726	602
Agricultural	1,363	999	2	945	-
Commercial and Industrial	2,277	2,242	571	2,334	35
Small Business Administration	2,559	2,559	768	2,559	37
Direct finance leases	190	190	92	190	-
Consumer loans	4,418	4,390	951	4,502	134
	33,948	33,521	5,628	34,256	808
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$4,350	$1,558	$-	$1,579	$-
Other Construction/Land	7,510	6,857	-	6,894	244
1-4 Family - closed-end	9,423	9,132	-	9,178	87
Equity Lines	324	324	-	330	1
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	7,554	6,632	-	6,867	66
Commercial real estate- non-owner occupied	12,135	11,980	-	12,107	493
Farmland	1,852	1,852	-	1,861	-
Total Real Estate	43,148	38,335	-	38,816	891
Agricultural	-	-	-	-	-
Commercial and Industrial	-	-	-	-	-
Small Business Administration	863	863	-	863	-
Direct finance leases	-	-	-	-	-
Consumer loans	-	-	-	6	-
	44,011	39,198	-	39,685	891
Total	$77,959	$72,719	$5,628	$73,941	$1,699

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans	December 31, 2011
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$188	$188	$13	$188	$-
Other Construction/Land	3,477	2,906	735	2,925	89
1-4 Family - closed-end	8,086	8,057	821	8,071	222
Equity Lines	1,072	1,072	243	1,069	-
Multifamily residential	2,941	2,941	850	2,950	-
Commercial RE- owner occupied	3,628	3,628	834	3,645	24
Commercial RE- non-owner occupied	17,454	17,454	1,733	17,842	274
Farmland	-	-	-	-	-
Total Real Estate	36,846	36,246	5,229	36,690	609
Agriculture	-	-	-	-	-
Commercial and Industrial	4,135	4,106	1,481	4,197	24
Small Business Administration	3,902	3,903	1,212	3,903	2
Direct finance leases	591	591	291	591	-
Consumer loans	3,896	3,858	541	3,920	56
	49,370	48,704	8,754	49,301	691
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$4,784	$2,056	$-	$2,069	$-
Other Construction/Land	11,740	9,081	-	9,326	193
1-4 Family - closed-end	12,467	12,203	-	12,250	101
Equity Lines	307	307	-	318	-
Multifamily residential	-	-	-	-	-
Commercial RE- owner occupied	6,049	6,030	-	6,136	17
Commercial RE- non-owner occupied	11,818	11,666	-	12,033	190
Farmland	7,468	6,919	-	6,956	-
Total Real Estate	54,633	48,262	-	49,088	501
Agriculture	-	-	-	-	-
Commercial and Industrial	916	915	-	965	11
Small Business Administration	-	-	-	-	-
Direct finance leases	-	-	-	-	-
Consumer loans	448	448	-	462	11
	55,997	49,625	-	50,515	523
Total	$105,367	$98,329	$8,754	$99,816	$1,214

(1)Contractual principal balance due from customer

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis

Similar but condensed information as of the dates noted is provided in the following table:

Impaired Loans
(dollars in thousands, unaudited)
	September 30, 2012	December 31, 2011

Impaired loans without a valuation allowance	$39,198	$49,625
Impaired loans with a valuation allowance	33,521	48,704
Total impaired loans (1)	$72,719	$98,329
Valuation allowance related to impaired loans	$5,628	$8,754
Total non-accrual loans	$28,854	$56,110
Total loans past-due ninety days or more and still accruing	$-	$48

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal was not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 83% of the Company’s impaired real estate loan balances at September 30, 2012. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $7.2 million at September 30, 2012.

During the nine months ended September 30, 2012 we adjusted certain qualitative factors used in determining our allowance for loan and lease losses pursuant to our assessment that default risk in non-impaired loans is declining, and further refined the methodology for determining proxy loss rates that are incorporated into the model when there is insufficient data to utilize the Bank’s own historical loan rates. Other than those adjustments, there have been no material changes implemented in 2012 to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	For the Three Months Ended September 30, 2012
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$7,926	$18	$2,919	$1,165	$212	$1,623	$13,863
Charge-offs	(3,778)	(634)	(675)	(335)	-	(526)	(5,948)
Recoveries	33	-	70	35	-	53	191
Provision	2,423	629	550	79	(17)	1,036	4,700

Ending Balance	$6,604	$13	$2,864	$944	$195	$2,186	$12,806

	For the Nine Months Ended September 30, 2012
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283
Charge-offs	(9,179)	(634)	(3,215)	(753)	(198)	(1,873)	(15,852)
Recoveries	222	-	262	82	-	199	765
Provision	7,301	628	1,179	168	82	1,252	10,610

Ending Balance	$6,604	$13	$2,864	$944	$195	$2,186	$12,806

Reserves:
Specific	$3,244	$2	$571	$768	$92	$951	$5,628
General	3,360	11	2,293	176	103	1,235	7,178

Ending Balance	$6,604	$13	$2,864	$944	$195	$2,186	$12,806

Loans evaluated for impairment:
Individually	$61,476	$999	$2,242	$3,422	$190	$4,390	$72,719
Collectively	478,089	19,970	228,912	16,806	4,553	26,081	774,411

Ending Balance	$539,565	$20,969	$231,154	$20,228	$4,743	$30,471	$847,130

	For the Year Ended December 31, 2011
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$10,143	$62	$6,379	$1,274	$284	$2,996	$21,138
Charge-offs	(10,596)	-	(3,407)	(148)	(82)	(2,754)	(16,987)
Recoveries	418	-	323	71	57	263	1,132
Provision	8,295	(43)	1,343	250	52	2,103	12,000

Ending Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Reserves:
Specific	$5,229	$-	$1,481	$1,212	$291	$541	$8,754
General	3,031	19	3,157	235	20	2,067	8,529

Ending Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Loans evaluated for impairment:
Individually	$84,508	$-	$5,021	$3,903	$591	$4,306	$98,329
Collectively	492,724	17,078	94,387	17,103	6,152	31,818	659,262

Ending Balance	$577,232	$17,078	$99,408	$21,006	$6,743	$36,124	$757,591

Note 13 – Recent Developments

On June 12, 2012, banking regulators issued a notice of proposed rulemaking outlining potential new regulatory capital guidelines which conform to Basel III requirements. While there is lingering uncertainty with regard to exemptions that might apply to community banks, if ultimately adopted as proposed the new rules would, among other things:

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. They include, but are not limited to, further deterioration in economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; declines in the market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Third quarter 2012 compared to Third quarter 2011

Net income for the quarter ended September 30, 2012 was $1.635 million, representing a decline of $891,000, or 35%, relative to net income of $2.526 million for the quarter ended September 30, 2011. Basic and diluted earnings per share for the third quarter of 2012 were $0.12, compared to $0.18 basic and diluted earnings per share for the third quarter of 2011. The Company’s annualized return on average equity was 3.74% and annualized return on average assets was 0.46% for the quarter ended September 30, 2012, compared to a return on equity of 6.00% and return on assets of 0.74% for the quarter ended September 30, 2011. The primary drivers behind the variance in third quarter net income are as follows:

•	Net interest income was down $418,000, or 3%, due to a 29 basis point drop in the Company’s net interest margin that was partially offset by a $44 million increase in average interest-earning assets. Factors contributing to the negative variance in the net interest margin include a shift from real estate and consumer loan balances into lower-yielding commercial loan balances, and lower loan yields resulting from increased competition for quality loans. However, those unfavorable factors were partially offset by a $15 million drop in the average balance of nonperforming loans, sizeable increases in the average balances of non-interest bearing demand deposits and equity, a shift in average interest-bearing deposit balances from higher-cost time deposits into lower-cost non-maturity deposits, and a drop in deposit rates due to the general lack of competitive pressures.

•	The Company’s loan loss provision was increased by $1.7 million, or 57%. The $4.7 million loan loss provision in the third quarter of 2012 was used to provide specific reserves for newly-impaired loans, replenish reserves subsequent to charge-offs, and establish general reserves for net growth in loan balances.

•	Total non-interest revenue increased by $527,000, or 16%, due in large part to an increase in income on bank-owned life insurance (BOLI) associated with deferred compensation plans, which was partially offset by higher net losses on the sale of OREO in the third quarter of 2012.

•	Total operating expense increased by $443,000, or 4%. The largest variances in operating expense include increases in deferred compensation accruals for officers and directors (related to the increase in BOLI income discussed above), lower marketing costs related to the timing of payments, a drop in expenses associated with OREO, higher regulatory assessments due to accrual adjustments made in the third quarter of 2011, an increase in fraud losses on debit cards, and lower occupancy costs resulting in part from the purchase of our headquarters office building in the fourth quarter of 2011.

•	The Company had a tax benefit of $321,000 in the third quarter of 2012, relative to a tax provision of $822,000 in the third quarter of 2011 which was 25% of pre-tax income. The negative tax provisioning rate for the third quarter of 2012 is primarily the result of lower taxable income relative to the Company’s available tax credits, and was impacted further by a sizeable increase in tax-exempt BOLI income for that quarter.

First Nine months 2012 compared to First Nine months 2011

Net income for the first nine months of 2012 was $6.087 million, representing a decline of $152,000, or 2%, relative to net income of $6.239 million for the first nine months of 2011. Basic and diluted earnings per share for the first nine months of 2012 were $0.43, compared to $0.45 basic earnings per share and $0.44 diluted earnings per share for the first nine months of 2011. The Company’s annualized return on average equity was 4.73% and annualized return on average assets was 0.59% for the nine months ended September 30, 2012, compared to a return on equity of 5.09% and return on assets of 0.63% for the nine months ended September 30, 2011. The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income declined $1.855 million, or 5%, due to a 35 basis point drop in the Company’s net interest margin partially offset by a $33 million increase in average interest-earning assets. Factors contributing to the negative variance in the net interest margin include a proportionately small increase in average loans relative to the increase in lower-yielding investments, a shift from real estate and consumer loan balances into lower-yielding commercial loan balances, and lower loan yields resulting from increased competition for quality loans. However, as with the quarterly comparison, those unfavorable factors were partially offset by a drop in the average balance of nonperforming loans, sizeable increases in the average balances of non-interest bearing demand deposits and equity, a shift in average interest-bearing deposit balances from higher-cost time deposits into lower-cost non-maturity deposits, and a drop in deposit rates due to the general lack of competitive pressures.

•	The Company’s loan loss provision was increased by $1.010 million, or 11%. As with the quarter, the $10.610 million loan loss provision for the year-to-date period was used to provide specific reserves for newly-impaired loans, replenish reserves subsequent to charge-offs, and establish general reserves for net growth in loan balances.

•	Total non-interest revenue increased by $1.803 million, or 17%, due in large measure to an increase in BOLI income associated with deferred compensation plans, and accrual adjustments which caused a drop in expenses associated with low-income housing tax credit investments and other limited partnerships (those expenses are accounted for as a reduction in income). Debit card interchange income was also up for the year-to-date comparison, and we had $161,000 in gains on the sale of investments during the first nine months of 2012. Another favorable variance came from risk-adjusted fees on certain deposits accounts which were implemented in the fourth quarter of 2011, although that increase was offset to a great extent by a drop in fee income on returned item and overdraft charges.

•	Total operating expense declined by $190,000, or 1%. Favorable variances in operating expense include lower marketing costs related to the timing of payments, a drop in occupancy expense, lower regulatory assessments, and declining OREO costs. Unfavorable variances include higher deferred compensation accruals for officers and directors (related to the increase in BOLI income discussed above), higher data processing costs due to $181,000 in non-recurring vendor credits received in the first quarter of 2011, higher telecommunications expense, and higher debit card losses caused by a surge in fraud-related incidents in the third quarter of 2012.

•	Because of the tax benefit recorded in the third quarter of 2012, the Company’s provision for income taxes dropped for the year-to-date period to only $54,000, or less than 1% of pre-tax income. The Company’s tax provision was $774,000 for the first nine months of 2011, which equates to 11% of pre-tax income.

Financial Condition Summary

September 30, 2012 relative to December 31, 2011

The most significant characteristics of, and changes in, the Company’s balance sheet during the first nine months of 2012 are outlined below:

•	The Company’s assets totaled $1.423 billion at September 30, 2012, an increase of $88 million, or 7%, relative to total assets of $1.335 billion at December 31, 2011. Total assets increased due mainly to growth in loans, comprised primarily of an increase in balances outstanding on mortgage warehouse lines that was partially offset by a $27 million drop in nonperforming loans.

•	Total nonperforming assets fell by $23 million, or 32%, to $49 million at September 30, 2012 from $71 million at December 31, 2011. In addition to nonperforming assets, the Company had $37 million in performing troubled debt restructurings (TDR’s) as of September 30, 2012, a slight increase relative to year-end 2011.

•	The Company’s allowance for loan and lease losses was $12.8 million as of September 30, 2012, a decline of over $4 million, or 26%, relative to year-end 2011. The drop was due to write-downs on certain impaired collateral-dependent loans against previously-established specific reserves, which did not directly lead to the need for reserve replenishment, as well as a reduction in general reserves consistent with the Company’s improvement in asset quality. Net loans charged off against the allowance totaled $15.087 million in the first nine months of 2012 relative to net charge-offs of $10.246 million in the first nine months of 2011. Because of the decline in the overall allowance and the increase in total loans, the allowance fell to 1.51% of total loans at September 30, 2012 from 2.28% at December 31, 2011.

•	Total deposits increased by $60 million, or 5%. Core non-maturity deposits increased by $47 million, or 7%, including sizeable increases in non-interest bearing demand deposits, interest-bearing transaction accounts, and savings deposits. The only non-maturity deposit category that declined was money market deposits, which were down $4 million, or 5%, for the first nine months of 2012. Customer time deposits, including reciprocal deposits obtained via the Certificate of Deposit Account Registry Service (CDARS), increased by $12 million, or 4%.

•	Despite strong growth in deposits, additional funding was obtained for loan growth via borrowings from the Federal Home Loan Bank, which increased by $21 million.

•	Total capital increased by $6 million, or 4%, to $174 million at September 30, 2012, but risk-based capital ratios declined since capital was leveraged for organic loan growth. Our consolidated total risk-based capital ratio fell to 19.96% at September 30, 2012 from 21.72% at year-end 2011. Our tier one risk-based capital ratio was 18.70% and our tier one leverage ratio was 13.50% at September 30, 2012.

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

Net interest income AND NET INTEREST MARGIN

For the third quarter of 2012 relative to the third quarter of 2011 net interest income declined by $418,000, or 3%. For the year-to-date comparison, net interest income declined by $1.855 million, or 5%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following tables show the average balance of each significant balance sheet category, and the amount of interest income or interest expense associated with each applicable category, for the noted periods. The tables also display the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin.

Average Balances and Rates	For the Three Months			For the Three Months
(dollars in thousands, except per share data)	Ended September 30, 2012			Ended September 30, 2011
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$22,858	$15	0.26%	$35,763	$23	0.25%
Taxable	335,979	1,513	1.76%	340,428	2,420	2.78%
Non-taxable	81,521	700	5.09%	74,630	716	5.69%
Equity	1,840	10	2.13%	1,564	-	0.00%
Total Investments	442,198	2,238	2.30%	452,385	3,159	3.05%

Loans and Leases:(4)
Agricultural	17,905	232	5.15%	14,455	162	4.45%
Commercial	201,435	2,662	5.26%	101,487	1,465	5.73%
Real Estate	527,474	8,402	6.34%	550,405	9,093	6.55%
Consumer	30,239	605	7.96%	38,658	971	9.97%
Direct Financing Leases	3,983	53	5.29%	6,240	89	5.66%
Nonperforming Loans	32,926	-	0.00%	48,267	-	0.00%
Total Loans and Leases	813,962	11,954	5.84%	759,512	11,780	6.15%
Total Interest Earning Assets (5)	1,256,160	14,192	4.61%	1,211,897	14,939	5.01%
Other Earning Assets	6,389			7,528
Non-Earning Assets	143,075			131,936
Total Assets	$1,405,624			$1,351,361

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$67,331	$60	0.35%	$28,206	$58	0.82%
NOW	194,628	123	0.25%	181,317	203	0.44%
Savings Accounts	109,070	61	0.22%	88,388	53	0.24%
Money Market	79,184	32	0.16%	130,938	85	0.26%
CDAR's	18,768	16	0.34%	43,912	58	0.52%
Certificates of Deposit<$100,000	112,412	157	0.56%	136,079	244	0.71%
Certificates of Deposit>$100,000	225,905	297	0.52%	207,012	311	0.60%
Brokered Deposits	15,000	50	1.33%	15,000	51	1.35%
Total Interest Bearing Deposits	822,298	796	0.39%	830,852	1,063	0.51%
Borrowed Funds:
Federal Funds Purchased	-	-	0.00%	1	-	0.00%
Repurchase Agreements	5,434	8	0.59%	4,842	7	0.57%
Short Term Borrowings	24,019	15	0.25%	638	-	0.00%
Long Term Borrowings	5,000	51	4.06%	15,000	143	3.78%
TRUPS	30,928	193	2.48%	30,928	179	2.30%
Total Borrowed Funds	65,381	267	1.62%	51,409	329	2.54%
Total Interest Bearing Liabilities	887,679	1,063	0.48%	882,261	1,392	0.63%
Non-interest Bearing Demand Deposits	327,368			285,114
Other Liabilities	16,513			16,821
Shareholders' Equity	174,064			167,165
Total Liabilities and Shareholders' Equity	$1,405,624			$1,351,361

Interest Income/Interest Earning Assets			4.61%			5.01%
Interest Expense/Interest Earning Assets			0.34%			0.46%
Net Interest Income and Margin(6)		$13,129	4.27%		$13,547	4.56%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $(81) thousand and $94 thousand for the quarters ended September 30, 2012 and 2011.

Loans are gross of the allowance for possible loan losses.

(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the Nine Months			For the Nine Months
(dollars in thousands, except per share data)	Ended September 30, 2012			Ended September 30, 2011
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$26,694	$51	0.25%	$29,447	$56	0.25%
Taxable	339,873	5,116	1.98%	310,225	6,621	2.81%
Non-taxable	77,146	2,052	5.30%	73,290	2,153	5.87%
Equity	1,698	43	3.33%	1,570	-	0.00%
Total Investments	445,411	7,262	2.45%	414,532	8,830	3.16%

Loans and Leases:(4)
Agricultural	15,985	547	4.57%	13,485	493	4.89%
Commercial	150,343	6,157	5.47%	103,557	4,585	5.92%
Real Estate	528,233	25,326	6.40%	558,791	27,233	6.52%
Consumer	31,674	2,042	8.61%	41,237	2,861	9.28%
Direct Financing Leases	4,416	179	5.41%	7,096	308	5.80%
Nonperforming Loans	44,744	-	0.00%	48,813	-	0.00%
Total Loans and Leases	775,395	34,251	5.90%	772,979	35,480	6.14%
Total Interest Earning Assets (5)	1,220,806	41,513	4.66%	1,187,511	44,310	5.11%
Other Earning Assets	6,650			7,916
Non-Earning Assets	141,799			132,800
Total Assets	$1,369,255			$1,328,227

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
Demand Deposits	$67,862	$190	0.37%	$9,505	$58	0.82%
NOW	193,977	457	0.31%	178,029	623	0.47%
Savings Accounts	104,793	178	0.23%	83,391	148	0.24%
Money Market	80,011	97	0.16%	150,744	467	0.41%
CDAR’s	18,583	43	0.31%	41,980	183	0.58%
Certificates of Deposit<$100,000	105,548	482	0.61%	151,758	790	0.70%
Certificates of Deposit>$100,000	224,064	892	0.53%	198,446	884	0.60%
Brokered Deposits	15,000	151	1.34%	12,308	126	1.37%
Total Interest Bearing Deposits	809,838	2,490	0.41%	826,161	3,279	0.53%
Borrowed Funds:
Federal Funds Purchased	-	-	0.00%	2	-	0.00%
Repurchase Agreements	3,994	18	0.60%	2,176	12	0.74%
Short Term Borrowings	12,871	23	0.24%	1,898	34	2.40%
Long Term Borrowings	7,628	231	4.05%	15,000	425	3.79%
TRUPS	30,928	586	2.53%	30,928	540	2.33%
Total Borrowed Funds	55,421	858	2.07%	50,004	1,011	2.70%
Total Interest Bearing Liabilities	865,259	3,348	0.52%	876,165	4,290	0.65%
Non-interest Bearing Demand Deposits	314,804			272,296
Other Liabilities	17,133			15,961
Shareholders’ Equity	172,059			163,805
Total Liabilities and Shareholders’ Equity	$1,369,255			$1,328,227

Interest Income/Interest Earning Assets			4.66%			5.11%
Interest Expense/Interest Earning Assets			0.37%			0.48%
Net Interest Income and Margin(6)		$38,165	4.29%		$40,020	4.64%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $149 thousand and $432 thousand for the nine months ended September 30, 2012 and 2011.

Loans are gross of the allowance for possible loan losses.

(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2012 over 2011			2012 over 2011
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(8)	$0	$(8)	$(5)	$0	$(5)
Taxable	(32)	(875)	(907)	633	(2,138)	(1,505)
Non-taxable(1)	66	(82)	(16)	113	(214)	(101)
Equity	-	10	10	-	43	43
Total Investments	26	(947)	(921)	741	(2,309)	(1,568)
Loans and Leases:
Agricultural	39	31	70	91	(37)	54
Commercial	1,443	(246)	1,197	2,071	(499)	1,572
Real Estate	(379)	(312)	(691)	(1,489)	(418)	(1,907)
Consumer	(211)	(155)	(366)	(663)	(156)	(819)
Direct Financing Leases	(32)	(4)	(36)	(116)	(13)	(129)
Other	-	-	-	-	-	-
Total Loans and Leases	859	(685)	174	(106)	(1,123)	(1,229)
Total Interest Earning Assets	$885	$(1,632)	$(747)	$635	$(3,432)	$(2,797)
Liabilities
Interest Bearing Deposits:
Demand Deposits	$80	$(78)	$2	$356	$(224)	$132
NOW	15	(95)	(80)	56	(222)	(166)
Savings Accounts	12	(4)	8	38	(8)	30
Money Market	(34)	(19)	(53)	(219)	(151)	(370)
CDAR's	(33)	(9)	(42)	(102)	(38)	(140)
Certificates of Deposit < $100,000	(42)	(45)	(87)	(241)	(67)	(308)
Certificates of Deposit > $100,000	28	(42)	(14)	114	(106)	8
Brokered Deposits	-	(1)	(1)	28	(3)	25
Total Interest Bearing Deposits	28	(295)	(267)	30	(819)	(789)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	(0)	1	1	10	(4)	6
Short Term Borrowings	-	15	15	197	(208)	(11)
Long Term Borrowings	(95)	3	(92)	(209)	15	(194)
TRUPS	-	14	14	-	46	46
Total Borrowed Funds	(95)	33	(62)	(2)	(151)	(153)
Total Interest Bearing Liabilities	(69)	(260)	(329)	28	(970)	(942)
Net Interest Margin/Income	$954	$(1,371)	$(418)	$607	$(2,462)	$(1,855)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the volume variance for the third quarter of 2012 relative to the third quarter of 2011 was a favorable $954,000, due primarily to growth of $44 million in average interest-earning assets. We experienced a net increase of $54 million in average loans, but the positive impact from loan growth was muted to some extent by the fact that it was generally concentrated in lower-yielding agricultural and commercial loans, while higher-yielding real estate loans and consumer loans declined. Also impacting the volume variance was a $10 million decline in the average balance of investments and a $15 million reduction in nonperforming loans. The shift from lower-yielding investments into loans and the reduction in nonperforming loans enhanced the positive impact of balance sheet growth on our volume variance for the quarter, as did favorable changes in average liability and equity balances. While average wholesale borrowings were $14 million higher, the increase was in relatively inexpensive overnight borrowings and the average balance of higher-cost term borrowings actually declined by $10 million. We also experienced migration out of aggregate time deposits into lower-cost non-maturity deposits for the comparative quarters, including a $42 million increase in the average balance of non-interest bearing demand deposits. A $7 million increase in average equity further reduced our reliance on interest-bearing liabilities.

In contrast to the favorable volume variance for the quarterly comparison, the impact of interest rate changes created a $1.371 million unfavorable rate variance in net interest income. Our weighted average yield on interest-earning assets was 40 basis points lower due to growth in lower-yielding loan categories, as well as a general decline in loan interest rates due to intense competition for quality loans. In addition to lower loan rates, our yield on investments fell by 75 basis points due to the reinvestment of cash from prepayments and maturing balances into lower-yielding investments, in a historically low rate environment. By comparison, our weighted average cost of interest-bearing liabilities was just 15 basis points lower, with the drop due primarily to the lack of competitive pressures on deposit rates and an improving deposit mix. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the third quarter of 2011, which is the base period for the rate variance calculation, was $330 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Helping offset some of the negative pressures on our rate variance for the quarterly comparison was the fact that we had $2,000 in net interest recoveries in the third quarter of 2012, relative to $215,000 in net interest reversals in the third quarter of 2011.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.27% in the third quarter of 2012, a decline of 29 basis points relative to the third quarter of 2011. The principal negative factors impacting our net interest margin in the third quarter of 2012 include growth in lower-yielding loan balances and lower average balances for higher-yielding loan categories, as well as competitive pressures on loan yields. Developments favorably impacting our net interest margin include migration in average balances from higher-cost time deposits into lower-cost non-maturity deposits, increases in non-interest bearing demand deposits and equity that were sufficient to fund growth in earning assets, and the favorable differential in net interest recoveries/reversals.

For the first nine months of 2012 relative to the first nine months of 2011, the favorable variance in net interest income attributable purely to volume changes was $607,000, although there was a negative rate variance of $2.462 million. The volume variance for the year-to-date period was due to a $33 million increase in average interest-earning assets, and would have been more significant if not for the fact that the year-to-date results do not reflect the full impact of our recent loan growth. For the year-to-date comparison, average loan balances are up by only $2 million, while the average balance of lower-yielding investments is $31 million higher. Furthermore, the year-to-date comparison reflects a shift within loans from higher-yielding real estate and consumer loans into lower-yielding commercial and agricultural loans. As with the quarterly comparison, relatively strong growth in the average balances of low-cost customer deposits and equity helped compensate for some of the unfavorable pressures on the volume variance.

The same factors discussed for the quarterly rate variance were applicable with regard to the rate variance for the year-to-date period. For the first nine months of 2012 relative to the first nine months of 2011 the weighted average yield on earning assets was 45 basis points lower, while the weighted average cost of interest-bearing liabilities fell by only 13 basis points. Also impacting the rate variance for the year-to-date period were interest reversals on loans placed on non-accrual status, and interest recoveries on loans that were removed from non-accrual status. As with the comparative quarters, the impact was favorable for the year-to-date comparison since net interest recoveries totaled $146,000 in the first nine months of 2012 as opposed to net interest reversals of $145,000 in the first nine months of 2011.

The Company’s net interest margin for the first nine months of 2012 was 4.29%, a drop of 35 basis points relative to the net interest margin of 4.64% in the first nine months of 2011. For the year-to-date period, negative forces include the concentration of asset growth in lower yielding investment securities, lower yields on reinvested investment balances, and a 24 basis point drop in the weighted average yield on loans. Positive developments include movement from higher-cost time deposits into lower-cost core deposits, including a $43 million increase in the average balance of non-interest bearing demand deposits, an $8 million increase in average equity, and the favorable differential in net interest recoveries/reversals.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The severity of economic challenges has contributed to higher loan loss provisions for the past several years than in prior periods of strong economic growth, due to the negative impact of recessionary conditions on many of our borrowers and the resulting credit challenges in our loan portfolio. The Company’s loan loss provision totaled $4.700 million for the third quarter of 2012, and $10.610 million for the first nine months of 2012. The loss provision was increased by $1.700 million, or 57%, in the third quarter of 2012 relative to the third quarter of 2011, and reflects an increase of $1.010 million, or 11% for the first nine months of 2012 relative to the first nine months of 2011.

The Company’s loan loss provision has been sufficient to maintain an allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, and net loans charged off in the third quarter of 2012 totaled $5.757 million relative to $3.219 million in the third quarter of 2011. For the first nine months, net loans charged off totaled $15.087 million in 2012 relative to $10.246 million in 2011. The Company’s loan loss provision has been lower than loan charge-offs thus far in 2012, since many of the charge-offs were taken against previously-established specific reserves and did not directly result in the need for reserve replenishment via the loan loss provision. The level of charge-offs also affects historical loss factors used in calculating general reserves for non-impaired loans, and higher loss factors can lead to a larger loan loss provision if it is determined that general reserves require enhancement. While this occurred to some extent in 2012, the impact was partially offset by the adjustment of qualitative factors pursuant to management’s determination that credit risk in non-impaired loans has declined, as discussed in further detail below under “Allowance for Loan and Lease Losses.” Our loan loss provision in 2012 and 2011 has been utilized primarily to establish specific reserves on loans migrating into impaired status and enhance specific reserves on other impaired collateral-dependent loans that might have experienced deterioration in the value of their underlying collateral, but it has also been used in part to build general reserves due to higher historical loss factors and to establish reserves for net growth in performing loan balances.

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

NON-INTEREST INCOME and OPERATING expense

The following table provides details on the Company’s non-interest income and operating expense for the third quarter and first nine months of 2012, as well as the third quarter and first nine months of 2011:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,525	64.81%	$2,439	72.39%	$7,229	59.15%	$7,140	68.53%
Other service charges, commissions & fees	1,329	34.11%	1,320	39.18%	3,968	32.47%	3,212	30.83%
Gains on sales of loans	45	1.16%	40	1.19%	139	1.14%	93	0.89%
Gains on securities	90	2.31%	-	0.00%	161	1.32%	-	0.00%
Loan servicing income	4	0.10%	4	0.12%	10	0.08%	11	0.11%
Bank owned life insurance	392	10.06%	(197)	-5.85%	1,135	9.29%	433	4.16%
Other	(489)	-12.55%	(237)	-7.03%	(421)	-3.45%	(471)	-4.52%
Total non-interest income	$3,896	100.00%	$3,369	100.00%	$12,221	100.00%	$10,418	100.00%
As a % of average interest-earning assets (1)		1.23%		1.10%		1.34%		1.17%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$5,278	47.93%	$4,849	45.88%	$15,855	47.14%	$15,760	46.59%
Occupancy costs
Furniture & equipment	529	4.80%	640	6.06%	1,533	4.56%	1,689	4.99%
Premises	1,140	10.35%	1,147	10.85%	3,188	9.48%	3,298	9.75%
Advertising and marketing costs	372	3.38%	599	5.67%	1,323	3.93%	1,515	4.48%
Data processing costs	480	4.36%	444	4.20%	1,327	3.95%	1,107	3.27%
Deposit services costs	574	5.21%	666	6.30%	1,743	5.18%	1,913	5.65%
Loan services costs
Loan processing	304	2.76%	255	2.41%	862	2.56%	700	2.07%
Foreclosed assets	282	2.56%	469	4.44%	2,028	6.03%	2,193	6.48%
Other operating costs
Telephone & data communications	378	3.43%	302	2.86%	1,109	3.30%	959	2.84%
Postage & mail	175	1.59%	155	1.47%	517	1.54%	441	1.30%
Other	185	1.68%	219	2.07%	558	1.65%	641	1.90%
Professional services costs
Legal & accounting	298	2.71%	381	3.61%	1,021	3.04%	1,197	3.54%
Other professional service	617	5.60%	104	0.99%	1,592	4.73%	1,585	4.69%
Stationery & supply costs	151	1.38%	198	1.87%	562	1.67%	533	1.58%
Sundry & tellers	248	2.26%	140	1.32%	417	1.24%	294	0.87%
Total non-interest Expense	$11,011	100.00%	$10,568	100.00%	$33,635	100.00%	$33,825	100.00%
As a % of average interest-earning assets (1)		3.49%		3.46%		3.68%		3.81%
Efficiency Ratio (2)	61.45%		60.54%		64.20%		64.61%

(1) Annualized

(2) Tax Equivalent

The Company’s results reflect an increase in total non-interest income of $527,000, or 16%, for the third quarter of 2012 relative to the third quarter of 2011. For the first nine months of 2012 the increase in non-interest income was $1.803 million, or 17%, relative to the first nine months of the prior year. As discussed in greater detail below, significant variances contributing to the increases for the third quarter and year-to-date period in 2012 include favorable fluctuations in income on bank-owned life insurance (BOLI) associated with deferred compensation plans, and higher interchange fees on debit card transactions. The year-to-date comparison was further impacted by accrual adjustments on low-income housing tax credit investment costs and other limited partnership investments. Despite a substantially higher level of average interest-earning assets, total other operating income increased to an annualized 1.23% of average interest-earning assets in the third quarter of 2012 from 1.10% in the third quarter of 2011, and was an annualized 1.34% of average earning assets for the first nine months of 2012 relative to 1.17% for the first nine months of 2011.

Service charge income on deposits increased by $86,000, or 4%, for the quarterly comparison, and by $89,000, or 1%, for the year-to-date comparison. Fees for higher risk deposit accounts were instituted in the fourth quarter of 2011 and totaled $143,000 in the third quarter of 2012 and $434,000 for the first nine months of 2012, but those fees were offset to a great extent by a drop in returned item and overdraft charges totaling $98,000 for the quarter and $309,000 for the first nine months. Other service charges, commissions, and fees increased by $9,000, or 1%, for the quarter and were up by $756,000, or 24%, for the year-to-date period, due in part to fluctuations in pass-through operating costs associated with our investments in low-income housing tax credit funds and other limited partnership investments. Those expenses, which are netted out of non-interest income, increased by $85,000 for the quarter (thus reducing income by a like amount), but reflect a drop of $396,000 for the year-to-date comparison (thus increasing income), due mainly to accrual adjustments. We also had quarterly and year-to-date increases in debit card point-of-sale interchange fees, rental income on OREO properties, and various other fee income categories.

The Company realized investment gains of $90,000 in the third quarter and $161,000 for the first nine months of 2012, due to the successful third-quarter sale of a few municipal bonds that were below our desired ratings and the first-quarter “clean-up” sale of a large number of odd-lot mortgage-backed securities. There were no gains on securities during the first nine months of 2011. Loan servicing income remained at minimal levels, but loan sale income reflects a modest increase in 2012 due to an increase in mortgage loans originated and subsequently sold.

Bank-owned life insurance income increased by $589,000, or 299%, in the third quarter, and by $702,000, or 162%, for the first nine months of 2012 relative to 2011. The fluctuations are primarily the result of income and losses on BOLI associated with deferred compensation plans, which is classified as “separate account” BOLI. The Company owns and derives income from two basic types of BOLI: “general account,” and “separate account.” At September 30, 2012 the Company had $34.5 million invested in single-premium general account BOLI, which includes a $5.0 million BOLI purchase consummated at the end of the third quarter of 2011. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits, and is typically fairly consistent with interest credit rates that do not change frequently. In addition to general account BOLI, the Company had $3.2 million invested in separate account BOLI at September 30, 2012, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period. There was a gain on separate account BOLI totaling $126,000 in the third quarter of 2012 relative to a loss of $439,000 in the third quarter of 2011, for a net increase of $565,000 in deferred compensation BOLI income for the quarter. For the first nine months, net gains on separate account BOLI were $321,000 in 2012 while we had net losses of $306,000 in 2011, resulting in an increase of $627,000 for the comparative periods. As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax impact, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of real properties and other assets, life insurance proceeds, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income declined by $252,000 in the third quarter of 2012 in comparison to the third quarter of 2011, but was up by $50,000 for the year-to-date comparison. The fluctuations are due in part to larger net losses on the sale of OREO in 2012. The net loss on OREO sales totaled $555,000 in the third quarter of 2012 relative to a net loss of $274,000 in the third quarter of 2011, and the net loss on the sale of OREO was $579,000 for the first nine months of 2012 relative to a loss of $569,000 in the first nine months of 2011. Partially offsetting higher OREO losses was non-recurring income of $87,000, representing life insurance proceeds received in the third quarter of 2012.

Total operating expense (non-interest expense) was $11.011 million for the quarter ended September 30, 2012, an increase of $443,000, or 4%, relative to total operating expense in the third quarter of 2011. As detailed below, a principle factor in this increase was higher accruals for deferred compensation (related to the increase in BOLI income discussed above). Non-interest expense increased to an annualized 3.49% of average interest-earning assets for the third quarter of 2012 from 3.46% in the third quarter of 2011. For the comparative year-to-date periods, non-interest expense fell by $190,000, or 1%, primarily due to favorable variances in occupancy expense, marketing expense, deposit services expense, foreclosed asset costs, and legal costs associated with loan collections, partially offset by higher deferred compensation accruals and the unfavorable variance resulting from $181,000 in non-recurring vendor credits received in the first quarter of 2011 for prior-year overcharges. Non-interest expenses were an annualized 3.68% of average earning assets for the first nine months of 2012, relative to 3.81% in the first nine months of 2011.

The largest component of non-interest expense, salaries and employee benefits, increased by $429,000, or 9%, for the quarter, and by $95,000, or 1%, for the year-to-date comparison. The increase in salaries and benefits is due in large part to higher deferred compensation accruals, which were up by $376,000 for the comparative quarters and by $293,000 for the year-to-date period. There were also fluctuations in the level of salaries that are directly related to successful loan originations and are thus deferred and amortized over the life of the related loans. Those deferrals declined by $41,000 for the quarter, but increased by $96,000 for the first nine months. The quarterly and year-to-date increases in salaries and benefits were further impacted by regular annual salary increases, and the limited addition of staff to accommodate loan growth. Salaries and benefits increased to 47.93% of total non-interest expense for the third quarter of 2012 from 45.88% in the third quarter of 2011, and to 47.14% of total non-interest expense for the first nine months of 2012 from 46.59% in the first nine months of 2011.

Total occupancy expense reflects declines of $118,000, or 7%, for the third quarter of 2012 and $266,000, or 5%, for the first nine months of 2012, due in part to lower costs resulting from the purchase of our headquarters office building in the fourth quarter of 2011. Marketing costs declined by $227,000, or 38%, for the quarter and by $192,000, or 13%, for the first nine months, with the fluctuations due in large part to the timing of payments. Data processing costs reflect a small increase for the quarter, but were up by $220,000, or 20%, for the comparative year-to-date periods due mainly to $181,000 in non-recurring vendor credits received in the first quarter of 2011, as noted above. Deposit services costs fell by $92,000, or 14%, for the quarter and $170,000, or 9%, for the year-to-date period, due in part to a $75,000 non-recurring expense offset in the third quarter of 2012 in conjunction with the renewal of our contract for processing debit card transactions. The variance in deposit costs was also favorably impacted by lower operating costs associated with online deposit products, debit card processing and other miscellaneous deposit cost categories.

Loan processing costs increased by $49,000, or 19%, for the quarter and by $162,000, or 23%, for the year-to-date period, due in large part to higher foreclosure costs. The year-to-date variance was further impacted by a $37,000 addition to our reserve for unfunded commitments in the first quarter of 2012. Foreclosed asset costs declined by $187,000, or 40%, for the quarter, and by $165,000, or 8%, for the first nine months. The drop for the quarter is due to a $136,000 reduction in OREO write-downs and a $51,000 decline in OREO operating expense, while for the year-to-date comparison the reduction in OREO write-downs was $46,000 and the decline in OREO operating expense was $119,000. OREO write-downs totaled $215,000 and $1.610 million for the third quarter and first nine months of 2012, respectively, while OREO operating expense was $67,000 and $418,000 for the third quarter and first nine months of 2012, respectively.

Telecommunications costs increased by $76,000, or 25%, for the quarter and by $150,000, or 16%, for the first nine months, due to costs associated with the addition and enhancement of data circuits. Postage and mail costs increased by $20,000, or 13%, for the quarter and by $76,000, or 17%, for the first nine months, due in large part to increased mailings for required overdraft disclosures and costs associated with a direct-mail marketing campaign targeting commercial loans. The small drop in the “other” category under other operating costs is due in part to lower depreciation expense on operating leases where the Bank is lessor, as the result of the maturity of certain leases.

Under professional services costs, legal and accounting costs declined by $83,000, or 22%, for the quarter and by $176,000, or 15%, for the first nine months, due in large part to a drop in legal costs associated with loan collections. The cost of other professional services increased by $513,000, or 493%, for the third quarter but was up by only $7,000 for the first nine months. The increase for the quarter is the result of a $373,000 increase in directors’ deferred compensation accruals (related to the increase in BOLI income discussed above), and a $215,000 increase in regulatory assessment accruals resulting from an accrual adjustment in the third quarter of 2011, partially offset by reductions in various other professional services costs. For the comparative year-to-date periods, a $338,000 increase in directors’ deferred compensation accruals was offset by a $167,000 decline in the accrual for regulatory assessments, as well as reductions in various other professional services costs. Our year-to-date accruals for regulatory assessments declined due to lower overall assessment rates and the Company’s reduced risk profile. The cost of supplies fell by $47,000 for the third quarter due to the timing of payments, but increased by $29,000 for the first nine months of 2012 due primarily to the restocking of operations-related forms and supplies earlier in the year. Sundry and teller losses increased by $108,000, or 77%, for the third quarter and by $123,000, or 42%, for the year-to-date comparison, due to a surge in debit card fraud in the third quarter of 2012. Our debit card processor implemented additional fraud detection and prevention capabilities in October 2012 which should reduce losses from levels experienced in the third quarter of 2012, although no assurance can be provided in that regard.

The Company’s tax-equivalent overhead efficiency ratio increased to 61.45% in the third quarter of 2012 from 60.54% in the third quarter of 2011, but fell slightly to 64.20% for the first nine months of 2012 from 64.61% for the first nine months of 2011. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains and losses, and other extraordinary gains and losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Our tax credits consist primarily of those generated by a $9.0 million investment in low-income housing tax credit funds, and California state employment tax credits. Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability, as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. The referenced factors resulted in a tax benefit of $321,000 in the third quarter of 2012 and a tax provision of $822,000, or 25% of pre-tax income, in the third quarter of 2011. The tax benefit in the third quarter of 2012 reduced the year-to-date tax provision to just $54,000, or slightly less than 1% of pre-tax income, while the provision was 11% of pre-tax income for the first nine months of 2011. The lower tax provisioning rate for 2012 is primarily the result of lower taxable income relative to the Company’s available tax credits, and the third quarter of 2012 was impacted further by a sizeable increase in tax-exempt BOLI income.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus Federal Reserve Bank balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 29% of total assets at September 30, 2012, compared to 32% at December 31, 2011.

We had no fed funds sold at September 30, 2012 or December 31, 2011. Our balance of interest-bearing balances at other banks was $3 million at September 30, 2012, down from $20 million at the end of 2011 as excess balance sheet liquidity was utilized to help fund growth in loan balances in the second and third quarters of 2012. In the first quarter of 2012, surplus liquidity which was generated from growth in deposits and loan runoff was deployed into longer-term, agency-issued mortgage-backed securities and municipal bonds, hence the book balance of the Company’s investment portfolio reflects an increase of $8 million, or 2%, for the first nine months of 2012. The book balance of our investment securities was $415 million at September 30, 2012. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	September 30, 2012		December 31, 2011
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government Agencies & Corporations	$1,129	$1,134	$2,008	$2,026
Mortgage-backed securities	325,605	330,627	328,751	331,758
State & political subdivisions	76,558	80,963	67,851	71,340
Equity securities	1,336	1,911	1,336	1,347
Total Investment Securities	$404,628	$414,635	$399,946	$406,471

U.S. Government agency securities were down by close to $1 million, or 44%, for the first nine months of 2012, due to balances that matured but were not reinvested. Mortgage-backed securities declined by slightly more than $1 million, or less than 1%, during the same time frame, as purchases were not of sufficient volume to make up for the “clean-up” sale of a large number of odd-lot mortgage-backed securities totaling $3.1 million in book value, as well as prepayments. The balance of municipal bonds increased by $10 million, or 13%, as the Company has taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during the first nine months of 2012, although the market value of those securities increased by $564,000, or 42%. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $227 million at September 30, 2012 and $208 million at December 31, 2011, leaving $185 million in unpledged debt securities at September 30, 2012 and $197 million at December 31, 2011. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $124 million at September 30, 2012 and $112 million at December 31, 2011.

Loan Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $847 million at September 30, 2012, an increase of $90 million, or 12%, since December 31, 2011. Loan balances had been declining for the past few years due to reductions associated with the resolution of impaired loans and runoff in the normal course of business, but they experienced a significant increase in the second and third quarters of 2012 due to growth in balances outstanding on mortgage warehouse lines (a subcomponent of commercial and industrial loans). A comparative schedule of the distribution of the Company’s loans at September 30, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	September 30, 2012	December 31, 2011
Real Estate:
1-4 family residential construction	$7,012	$8,488
Other Construction/Land	34,944	40,060
1-4 family - closed-end	101,600	104,953
Equity Lines	61,892	66,497
Multi-family residential	5,201	8,179
Commercial real estate- owner occupied	175,167	183,070
Commercial real estate- non-owner occupied	91,815	105,843
Farmland	61,934	60,142
Total Real Estate	539,565	577,232
Agricultural products	20,969	17,078
Commercial and Industrial	231,154	99,408
Small Business Administration Loans	20,228	21,006
Direct finance leases	4,743	6,743
Consumer loans	30,471	36,124
Total Loans and Leases	$847,130	$757,591
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.83%	1.12%
Other Construction/land	4.12%	5.29%
1-4 family - closed-end	11.99%	13.85%
Equity Lines	7.31%	8.78%
Multi-family residential	0.61%	1.08%
Commercial real estate- owner occupied	20.68%	24.16%
Commercial real estate- non-owner occupied	10.84%	13.97%
Farmland	7.31%	7.94%
Total Real Estate	63.69%	76.19%
Agricultural products	2.48%	2.26%
Commercial and Industrial	27.29%	13.12%
Small Business Administration Loans	2.39%	2.77%
Direct finance leases	0.55%	0.89%
Consumer loans	3.60%	4.77%
Total Loans and Leases	100.00%	100.00%

As shown above, commercial loans increased by $132 million, or 133%, during the first nine months of 2012. Balances outstanding on mortgage warehouse lines were up $126 million, with net growth of about $6 million in other commercial loan categories. With that growth, commercial loans increased to 27.29% of total loans at September 30, 2012 from 13.12% at December 31, 2011. While the Company has engaged in mortgage warehouse lending on a limited basis for the past seven years, the recent surge in balances is primarily the result of hiring an experienced mortgage warehouse lender with contacts throughout California, our implementation of new software to automate the process and provide additional internal controls, and recent market opportunities created by an increase in refinancing activity and the decision by certain competitors to focus principally on larger mortgage lenders. Since mortgage lending activity is strongly correlated to interest rates and has historically been subject to significant fluctuations, no assurance can be provided with regard to our ability to maintain or continue to grow mortgage warehouse balances. Agricultural production loans also increased by $4 million, or 23%, for the first nine months. Most other major loan categories show declining balances, or at best very little growth, due in part to reductions related to the resolution of nonperforming loans. Total real estate loans, in particular, declined by $38 million, or 7%, with $23 million of the decline due to a reduction in nonperforming real estate loans. Consumer loans fell by $6 million, or 16%, due to a general lack of activity in the consumer lending arena.

Management has made selective personnel changes over the past several quarters and has established branch objectives weighted toward high-quality loan growth, to help ensure that growth is not concentrated solely in one segment of the portfolio and to counter factors that have impeded the Company’s loan growth for the past few years, such as weak loan demand, tightened credit criteria for real estate loans, and heightened competition. Furthermore, there is anecdotal evidence that certain sectors of the local economy are beginning to improve, which could also benefit loan growth. We have seen a recent increase in lending activity in areas other than mortgage warehouse loans, but no assurance can be provided that this will be sustained and that loan growth will continue, especially in the near term.

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

Nonperforming Assets and Performing TDR's
(dollars in thousands, unaudited)	September 30, 2012	December 31, 2011	September 30, 2011
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$1,558	$2,244	$3,846
Other Construction/Land	1,349	4,083	5,227
1-4 family - closed-end	5,591	7,605	6,412
Equity Lines	732	1,309	2,481
Multi-family residential	-	2,941	-
Commercial real estate- owner occupied	6,409	7,086	8,921
Commercial real estate- non-owner occupied	5,193	13,958	10,425
Farmland	1,943	6,919	492
TOTAL REAL ESTATE	22,775	46,145	37,804
Agriculture Products	999	-	-
Commercial and Industrial	1,307	3,778	4,432
Small Business Administration Loans	2,331	3,452	3,776
Direct finance leases	190	591	707
Consumer loans	1,252	2,144	1,825
TOTAL NONPERFORMING LOANS	28,854	56,110	48,544

Foreclosed assets	19,835	15,364	18,185
Total nonperforming assets	$48,689	$71,474	$66,729
Performing TDR's (1)	$36,888	$36,058	$34,426
Nonperforming loans as a % of total gross loans and leases	3.41%	7.41%	6.40%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	5.62%	9.25%	8.59%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets dropped by $22.8 million, or 32%, during the first nine months of 2012. Nonperforming loans were down by $27.3 million, or 49%, however foreclosed assets increased by $4.5 million, or 29%. The balance of nonperforming loans at September 30, 2012 includes $14.5 million in TDR’s and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $36.9 million in loans classified as performing TDR’s for which we were still accruing interest at September 30, 2012, a slight increase relative to the balance of $36.1 million at December 31, 2011.

Non-accruing loan balances secured by real estate comprised $22.8 million of total nonperforming loans at September 30, 2012, and reflect a net decrease of $23.4 million, or 51%, during the first nine months of 2012. The reduction includes net pay-downs on nonperforming real estate loans of $8.8 million, transfers to OREO from nonperforming real estate loans totaling $19.4 million, charge-offs on nonperforming real estate loans of $7.2 million, and $1.7 million in balances returned to accrual status. Those reductions were partially offset by $13.6 million in gross additions to nonperforming real estate loans for the first nine months of 2012.

Nonperforming commercial and SBA loans declined by a combined $3.6 million, or 50%, during the first nine months of 2012, ending the period at $3.6 million. Gross additions to nonperforming commercial and SBA loans totaled $794,000 for the nine months ended September 30, 2012, but this was more than offset by net pay-downs of $1.7 million, the charge-off of $2.6 million in loan balances, and the return to accrual status of $175,000 in loans. Non-accrual direct finance leases declined by $401,000, or 68%, during first nine months of 2012, due primarily to charge-offs; and, nonperforming consumer loans, which are largely unsecured, dropped by $892,000, or 42%, also due largely to charge-offs.

As noted above, foreclosed assets increased by $4.5 million, or 29%, during the first nine months of 2012, due to the migration of $19.4 million in nonperforming real estate loans into OREO, less OREO sold during that period and any write-downs. A few large loans, in particular, which were foreclosed on during the first nine months of 2012 were subsequently sold as OREO during the same period. The balance of foreclosed assets at September 30, 2012 had an aggregate carrying value of $19.8 million, and was comprised of 73 properties classified as OREO and two mobile homes. Much of our OREO consists of vacant lots or land, but there are also 11 residential properties totaling $1.5 million and ten commercial buildings with a combined book balance of $7.2 million. At the end of 2011 foreclosed assets totaled $15.4 million, comprised of 66 properties in OREO and five mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 5.62% of gross loans and leases plus foreclosed assets at September 30, 2012, down substantially from 9.25% at December 31, 2011 due to the reduction in nonperforming assets and growth in loans. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments, totaling $197,000 at September 30, 2012, is included in other liabilities.

At September 30, 2012, the Company’s allowance for loan and lease losses was $12.8 million, or 1.51% of gross loans, relative to the $17.3 million allowance at December 31, 2011 which was 2.28% of gross loans. The $4.5 million reduction in the first nine months of 2012 was due in part to the write-down of certain impaired collateral-dependent loan balances against previously-established specific reserves, which did not directly lead to the need for reserve replenishment, as well as a reduction in general reserves consistent with the Company’s improvement in asset quality. Relative to its balance at September 30, 2011 the allowance declined by $7.7 million, or 38%, due again in large part to the charge-off of balances with previously-established specific reserves during the latter part of 2011 and the first nine months of 2012. The Company’s total allowance was 44.38% of nonperforming loans at September 30, 2012, an increase relative to 30.80% at December 31, 2011 and 42.21% at September 30, 2011 due to the drop in nonperforming loans.

In addition to the reduction in the overall allowance for loan and lease losses, its composition shifted somewhat during the first nine months of 2012. Despite a significant level of charge-offs against previously-established specific reserves, reserves for impaired loans declined by only $3 million during the first nine months of 2012, since the impact of charge-offs was partially offset by the establishment of specific reserves for loans migrating to impaired status and by enhancements to reflect updated expectations with regard to realizable values. Moreover, notwithstanding the increase in outstanding loan balances, general reserves for incurred losses on performing loans declined by $1 million, or 16%. The decline in general reserves is due to the adjustment of qualitative factors, to reflect management’s assessment that default risk has declined as certain higher-risk balances originated prior to the recession have migrated out of performing loans due to payoffs or performance issues, and the remaining loans, many of which were originated subsequent to the beginning of the recession using more stringent credit criteria, have become better seasoned and are less likely to experience losses. The decline in the allowance for loan and lease losses resulting from the adjustment of qualitative factors was partially offset by the establishment of loss reserves for new loan growth, and the refinement of proxy loss rates which are incorporated into the model when there is insufficient data to utilize the Bank’s own historical loan rates.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	For the Year
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,	Ended December 31,
	2012	2011	2012	2011	2011
Balances:
Average gross loans and leases outstanding during period(1)	$813,962	$759,512	$775,395	$772,979	$767,901
Gross loans and leases outstanding at end of period	$847,130	$757,783	$847,130	$757,783	$757,591

Allowance for Loan and Lease Losses:
Balance at beginning of period	$13,863	$20,711	$17,283	$21,138	$21,138
Provision charged to expense	4,700	3,000	10,610	9,600	12,000
Charge-offs
Real Estate
1-4 family residential construction	46	-	46	-	1,389
Other Construction/Land	1,117	74	1,856	1,170	1,807
1-4 family - closed-end	205	119	1,239	408	795
Equity Lines	60	280	982	820	1,776
Multi-family residential	102	-	1,262	-	-
Commercial real estate- owner occupied	906	186	1,530	977	1,306
Commercial real estate- non-owner occupied	1,342	1,470	2,093	2,875	3,027
Farmland	-	-	171	-	496
TOTAL REAL ESTATE	3,778	2,129	9,179	6,250	10,596
Agricultural products	634	-	634	-	-
Commercial & industrial loans	675	592	3,215	2,402	3,407
Small Business Administration Loans	335	3	753	128	148
Direct Finance Leases	-	23	198	33	82
Consumer Loans	526	718	1,873	2,048	2,754
Total	$5,948	$3,465	$15,852	$10,861	$16,987
Recoveries
Real Estate
1-4 family residential construction	-	-	-	-	133
Other Construction/Land	10	-	14	38	38
1-4 family - closed-end	6	7	30	16	23
Equity Lines	3	1	16	3	4
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	2	-	93	1	71
Commercial real estate- non-owner occupied	12	1	12	1	148
Farmland	-	1	57	2	1
TOTAL REAL ESTATE	33	10	222	61	418
Agricultural products	-	-	-	-	323
Commercial and Industrial	70	120	262	245	71
Small Business Administration Loans	35	-	82	69	57
Direct Finance Leases	-	31	-	45	263
Consumer Loans	53	85	199	195	-
Total	$191	$246	$765	$615	$1,132
Net loan charge offs (recoveries)	$5,757	$3,219	$15,087	$10,246	$15,855
Balance at end of period	$12,806	$20,492	$12,806	$20,492	$17,283

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	2.81%	1.68%	2.60%	1.77%	2.06%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	1.51%	2.70%	1.51%	2.70%	2.28%
Allowance for Loan Losses to
NonPerforming Loans at end of period	44.38%	42.21%	44.38%	42.21%	30.80%
Net Loan Charge-offs to Allowance
for Loan Losses at End of Period	44.96%	15.71%	117.81%	50.00%	91.74%
Net Loan Charge-offs to
Provision for Loan Losses	122.49%	107.30%	142.20%	106.73%	132.13%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company’s provision for loan and lease losses was increased by $1.700 million, or 57%, for the third quarter of 2012 relative to the third quarter of 2011, and by 1.010 million, or 11%, for the first nine months of 2012 relative to the first nine months of 2011. Net loans charged off were up by $2.538 million, or 79%, for the quarterly comparison, and increased by $4.841 million, or 47%, for the first nine months in 2012, for the reasons noted above. Real estate loan charge-offs experienced the largest increase among our major loan categories, rising by $1.649 million, or 77%, for the comparative quarters, and by $2.929 million, or 47%, for the year-to-date comparison, since many of charge-offs in 2012 were write-downs on collateral-dependent loans. Including write-downs taken in the first nine months of 2012, we have taken a cumulative total of $4.4 million in write-downs on collateral-dependent loans still on our books at September 30, 2012, most of which were on construction loans. A higher level of principal recoveries on nonperforming loans that were resolved in the first nine months of 2012 provided a small offset to the increase in gross charge-offs, including an increase of $161,000 in recoveries on real estate loans. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at September 30, 2012 represents management’s best estimate of probable losses in the loan portfolio as of that date. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment or reduce the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $240 million at September 30, 2012 and $154 million at December 31, 2011, although it is not likely that all of those commitments will ultimately be drawn down. The increase during the first nine months of 2012 was primarily due to an increase in undisbursed commitments on mortgage warehouse lines, and the addition of the unused portions of deposit account overdraft lines that were formalized during 2012. Unused commitments represented approximately 28% of gross loans outstanding at September 30, 2012, and 20% at December 31, 2011. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $15 million at September 30, 2012 and $20 million at December 31, 2011.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $42 million at September 30, 2012, compared to $43 million at December 31, 2011. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $37 million average of non-earning cash and due from banks for the first nine months of 2012 was higher than the $34 million average for the year in 2011, due in part to extra cash kept on hand to accommodate greater day-to-day fluctuations associated with a higher level of lending activity.

Net premises and equipment increased by $1.5 million, or 7%, during the first nine months of 2012, due mainly to the replacement of our ATM’s in order to accommodate new compliance requirements, and tenant improvements associated with our relocated Clovis branch. Operating leases declined to $268,000 at September 30, 2012, from $384,000 at December 31, 2011. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first nine months of 2012 with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. “Other assets” declined by $1.8 million, or 2%, due primarily to a $1.3 million reduction in the net cash surrender value of bank-owned life insurance resulting from our receipt of insurance proceeds in conjunction with the passing of a retired employee. At September 30, 2012, the $79.8 million balance of other assets included as its largest components $37.7 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $9.0 million investment in low-income housing tax credit funds, a $6.4 million investment in restricted stock, a net deferred tax asset of $10.6 million, current prepaid income taxes totaling $3.3 million, accrued interest receivable totaling $5.2 million, and a prepaid regulatory assessment of $2.0 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock that would typically experience balance fluctuations in conjunction with changes in our FHLB borrowings. However, the FHLB suspended stock repurchases for a period of time and is currently repurchasing stock at minimal levels, thus our restricted stock investment is not expected to drop significantly even with a lower level of borrowings. Our FHLB stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposits. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid on deposits by deposit type for the quarters and nine-month periods ended September 30, 2012 and 2011 is contained in the Average Rates and Balances tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at September 30, 2012 and December 31, 2011, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)
	September 30, 2012	December 31, 2011
Interest Bearing Demand Deposits	$67,938	$68,777
Non-interest Bearing Demand Deposits	323,184	300,045
NOW	195,634	187,155
Savings	112,025	91,376
Money Market	72,266	76,396
CDAR's < $100,000	976	943
CDAR's ≥ $100,000	17,723	17,119
Customer Time deposit < $100,000	114,734	106,610
Customer Time deposits ≥ $100,000	226,373	222,847
Brokered Deposits	15,000	15,000
Total Deposits	$1,145,853	$1,086,268

Percentage of Total Deposits
Interest Bearing Demand Deposits	5.93%	6.33%
Non-interest Bearing Demand Deposits	28.20%	27.62%
NOW	17.07%	17.23%
Savings	9.78%	8.41%
Money Market	6.31%	7.03%
CDAR's < $100,000	0.09%	0.09%
CDAR's ≥ $100,000	1.55%	1.58%
Customer Time deposit < $100,000	10.01%	9.81%
Customer Time deposits > $100,000	19.75%	20.52%
Brokered Deposits	1.31%	1.38%
Total Deposits	100.00%	100.00%

Total deposit balances increased by $60 million, or 5%, during the first nine months of 2012, with most of that growth occurring during the first six months of the year. Our deposit mix has improved in 2012 since most of the growth came in core non-maturity deposits, which were up by $47 million, or 7%, for the first nine months of the year. Our customers appear to have a propensity to save due to lingering economic uncertainties, but the growth in non-maturity deposits is also due in part to an intensified focus on business relationships and our ongoing deposit acquisition programs, including our highly successful direct mail initiatives. Those factors contributed to increases of $23 million, or 8%, in non-interest bearing demand deposits, and $8 million, or 5%, in NOW accounts. We also experienced a significant increase in savings deposits, which were up $21 million, or 23%, during the first nine months of 2012. The only non-maturity deposit category that shows a decline for the year-to-date period is money market deposits, which were down $4 million, or 5%.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to focus energy toward deposit account retention and growth. Based on management’s analysis of trends in monthly average deposit balances, savings account balances appear to be on a fairly steady and consistent growth trend while transaction account and money market deposit balances seem to have leveled off over the past few months. Recent historical performance, however, is not a gauge for future performance, and no assurance can be provided that current growth trends will continue.

Customer time deposits under $100,000 increased by $8 million for the first nine months of 2012, due mainly to time deposits obtained by our Treasury department to help fund loan growth. CDAR’s deposits, which are also time deposits that are primarily sourced from customers in our market areas, were relatively flat for the first nine months. Customer time deposits over $100,000 experienced growth of $4 million, or 2%, while the outstanding balance of wholesale-sourced brokered deposits remained at $15 million.

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities (see Capital Resources section for a more detailed explanation of trust-preferred securities). In aggregate, we increased non-deposit interest-bearing liabilities by $21 million, or 32%, in the first nine months of 2012 to help fund loan growth during the second and third quarters of 2012.

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. We had no overnight fed funds purchased on our books at September 30, 2012 or December 31, 2011, but repurchase agreement balances totaled approximately $4 million at September 30, 2012 and $3 million at December 31, 2011. Repurchase agreements represent customer “sweep accounts”, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by investment securities. We had $48 million in overnight FHLB advances at September 30, 2012, a $31 million increase relative to the $17 million balance at the end of 2011, but long-term FHLB advances declined by $10 million during the same time frame due to balances that matured. There were no other short-term FHLB advances outstanding at September 30, 2012 or December 31, 2011. The Company had $31 million in junior subordinated debentures at September 30, 2012 and December 31, 2011.

OTHER NON-INTEREST BEARING LIABILITIES

Other non-interest bearing liabilities are principally comprised of accrued interest payable, accrued income taxes, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by $1 million, or 7%, during the first nine months of 2012, due in large part to a liability established in the first quarter for our $1 million capital commitment as a limited partner in a newly-launched Small Business Investment Corporation.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $196 million at September 30, 2012. An additional $151 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $53 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2012. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2012, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $310 million of the Company’s investment portfolio balances, up slightly from $309 million at December 31, 2011. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit totaled $74 million at September 30, 2012. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and net non-core funding dependence ratios were 60% and 23%, respectively, at September 30, 2012, as compared to internal policy guidelines of “less than 78%” and “less than 50%.” Other liquidity ratios reviewed by management and the Board include net loans to total deposits, wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), and available investments to assets, all of which were well within policy guidelines at September 30, 2012. Strong growth in core deposits and growth in investments has had a positive impact on our liquidity position in recent periods, although loan growth has absorbed much of the liquidity generated during 2012 and no assurance can be provided that our liquidity position will continue at current robust levels.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios. To identify areas of potential exposure to rate changes, the Company performs an earnings simulation analysis on a monthly basis and calculates the market value of portfolio equity under varying interest rate scenarios at least once every quarter.

The Company uses Sendero modeling software in order to simulate the effects of potential interest rate changes on net interest income and on the estimated fair values of the Company’s financial instruments. The model imports balances, interest rates, maturity dates and re-pricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are applied to the Company’s investments, loans, deposits and borrowed funds. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses eight standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Our policy is to limit any projected decline in net interest income relative to the stable rate scenario for the next 12 months to less than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates. As of September 30, 2012 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.		+400 b.p.
Change in Net Int. Inc. (in $000’s)	$-7,700	$-5,425	$-2,788	$	+1,329	$	+1,978	$	+2,486	$	+2,335
% Change	-14.91%	-10.51%	-5.40%		+2.57%		+3.83%		+4.81%		+4.52%

Our current net interest income simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. We have seen this profile steepen somewhat over the past couple of years, as we have benefited from an increasing proportion of lower-cost non-maturity deposits. The scenarios factor in the strong loan growth which occurred in the second and third quarters of 2012. This boosted net interest income for all projections, but the gain relative to base case declined for rising rate scenarios due to the subsequent adjustment of future balance sheet growth assumptions.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $2.788 million lower than in a stable interest rate scenario, a drop of 5.40%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income slightly exceeds our internal policy guidelines in two of the three declining interest rate scenarios, and we will continue to monitor our interest rate risk profile and take corrective action as appropriate.

If interest rates were to increase by 100 basis points, net interest income would likely improve by $1.329 million, or 2.57%, relative to a stable interest rate scenario. The initial increase in rising rate scenarios is limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, creating a re-pricing lag while variable rates are increasing to floored levels, and is further affected by the impact of certain variable-rate time deposits lifting off of rate floors.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is essentially a gauge of longer-term exposure to interest rate risk. It is measured by simulating changes in the Company’s economic value of equity (EVE), which is basically derived by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of September 30, 2012, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-19,215	$-43,006	$-33,692	$	+38,980	$	+59,923	$	+73,467
% Change	-6.15%	-13.76%	-10.78%		+12.47%		+19.17%		+23.51%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates. The changes in EVE are not symmetrical, however, due to the optionality inherent in certain financial instruments. Our EVE profile has changed substantially in recent periods, shifting from unfavorable exposure to a benefit in a rising interest rate environment, due in part to growth in non-maturity deposits and adjustments applied to deposit decay rates and loan prepayment rates in order to better reflect historical patterns. Effectively, lower deposit decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater as would be the case in a rising rate environment. However, the same changes that have improved our profile in rising rate scenarios have created greater exposure to declining rates. That negative impact is exacerbated by the acceleration of loan prepayment speeds in declining rate scenarios. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop from 200 basis points to 300 basis points. This is due to the longer duration of our fixed-rate assets relative to our fixed-rate liabilities, and the resulting impact of a significant rate decline on financial instrument fair values. As noted previously, however, management is of the opinion that the probability of a significant rate decline is low.

CAPITAL RESOURCES

At September 30, 2012, the Company had total shareholders’ equity of $174.5 million, comprised of $64.3 million in common stock, $2.4 million in additional paid-in capital, $101.9 million in retained earnings, and $5.9 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2011 was $168.6 million. The increase in shareholders’ equity during the first nine months of 2012 was due in large part to the addition of $6.1 million in net earnings, less $2.5 million in dividends paid. Accumulated other comprehensive income, representing the change in the mark-to-market differential of our investment securities (net of the tax impact), also increased by $2.0 million due to increasing market values.

The Company uses a variety of measures to evaluate its capital adequacy, with risk-based capital ratios calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to ensure that they meet or surpass established internal and external guidelines. Refer to Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Developments, for a summary of changes to risk-based capital calculations which have been proposed by federal banking regulators. The Company and the Bank are both currently classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Each of the federal regulators has established risk based and leverage capital guidelines for the bank holding companies or banks it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is currently defined as the sum of core capital elements less goodwill and certain other deductions, notably disallowed deferred tax assets and the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) qualified minority interests in consolidated subsidiaries and similar items; and (iv) qualifying trust preferred securities up to a specified limit. All of the $30 million in junior subordinated debentures on the Company’s balance sheet at September 30, 2012 was included in Tier 1 capital; however, if the restrictions proposed under the Notice of Proposed Rulemaking recently issued by our primary regulators are ultimately adopted, the inclusion of these debentures as Tier 1 capital will be phased out.

Tier 2 capital can currently include: (i) the allowance for loan and lease losses plus the reserve for unused commitments (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as Tier 1 capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; (iv) a certain level of unrealized gains on available-for-sale equity securities; and (v) qualifying subordinated debt and redeemable preferred stock (but not more than 50% of Tier 1 capital). Because of the limitation on the allowance for loan and lease losses plus the reserve for unused commitments, $408,000 of the total is currently not includible in Tier 2 capital for Sierra Bancorp’s consolidated calculations. The maximum amount of Tier 2 capital that is allowable for risk-based capital purposes is limited to 100% of Tier 1 capital, net of goodwill. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

Regulatory Capital Ratios
	September 30, 2012	December 31, 2011
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	19.96%	21.72%
Tier 1 Capital to Total Risk-weighted Assets	18.70%	20.46%
Tier 1 Leverage Ratio	13.50%	14.11%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	19.56%	20.89%
Tier 1 Capital to Total Risk-weighted Assets	18.31%	19.63%
Tier 1 Leverage Ratio	13.22%	13.53%

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date. Of the aggregate 1,250,000 shares authorized for repurchase since the effective date of the plan, there were 100,669 remaining shares available for repurchase as of September 30, 2012. There were no stock repurchases during the third quarter of 2012.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 8, 2012	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer
(Principal Executive Officer)

November 8, 2012	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

