Form 10-K
period 2012-12-31
SIERRA BANCORP
filed 2013-03-14
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission file number: 000-33063

SIERRA BANCORP

(Exact name of registrant as specified in its charter)

California	33-0937517
(State of incorporation)	(I.R.S. Employer Identification No.)

86 North Main Street, Porterville, California	93257
(Address of principal executive offices)	(Zip Code)

(559) 782-4900

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, No Par Value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

☐ Yes      ☑ No

As of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $106 million, based on the closing price reported to the registrant on that date of $9.90 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of February 28, 2013 was 14,114,879.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

At December 31, 2012, the Company had consolidated assets of $1.438 billion, gross loans of $880 million, deposits of $1.174 billion and shareholders’ equity of $174 million. The Company’s liabilities include $31 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

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

Our chief products and services are related to the business of lending money and accepting deposits. The Bank’s lending activities include real estate, commercial (including small business), agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. We also employ real estate lending specialists who are responsible for a complete line of construction loans for residential and commercial development, permanent mortgage loans, land acquisition and development loans, and multifamily credit facilities. Secondary market services are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and various non-governmental programs. As of December 31, 2012, the percentage of our total loan and lease portfolio for each of the principal areas in which we direct our lending activities was as follows: (i) loans secured by real estate (62.0%); (ii) commercial and industrial loans (including SBA loans) (31.6%); (iii) consumer loans (3.3%); (iv) direct finance leases (0.5%); and (v) agricultural production loans (2.6%). Real estate loans and related activities generated total revenue of $33.2 million in 2012 and $36.1 million in 2011. Interest, fees, and loan sale income on real-estate secured loans totaled approximately 48% of our net interest plus other income for 2012 and 53% in 2011.

In addition to loans, we offer a wide range of deposit products for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts. We have also been in the Certificate of Deposit Account Registry Service (CDARS) network since its inception, and through CDARS are able to offer full FDIC insurance coverage on multi-million dollar deposits up to specified limits. We attract deposits from throughout our market area with direct-mail campaigns, a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and a multitude of alternative delivery channels, and we strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2012 we had 92,700 deposit accounts totaling $1.174 billion, compared to 90,400 deposit accounts totaling $1.086 billion at December 31, 2011.

We currently operate 25 full service branch offices throughout our geographic footprint. Our most recent branch changes include the third-quarter 2012 relocation of the Bank’s Clovis branch to a larger facility in a more convenient location, and the first-quarter 2011 opening of a new branch in the City of Selma. The locations of the Bank’s current offices are:

Porterville:	Administrative Headquarters	Main Office	West Olive Branch
	86 North Main Street	90 North Main Street	1498 West Olive Avenue

Bakersfield:	Bakersfield Ming Office	Bakersfield Riverlakes Office	Bakersfield East Hills Office
	8500 Ming Avenue	4060 Coffee Road	2501 Mt. Vernon Avenue

California City:	California City Office
8031 California City Blvd.

Clovis:	Clovis Office
1835 East Shaw Avenue

Delano:	Delano Office
1126 Main Street

Dinuba:	Dinuba Office
401 East Tulare Street

Exeter:	Exeter Office
1103 West Visalia Road

Farmersville:	Farmersville Office
400 West Visalia Road

Fresno:	Fresno Shaw Office	Fresno Herndon Office	Fresno Sunnyside Office
	636 East Shaw Avenue	7029 N. Ingram Avenue	5775 E. Kings Canyon Rd.

Hanford:	Hanford Office
427 West Lacey Boulevard

Lindsay:	Lindsay Office
142 South Mirage Avenue

Reedley:	Reedley Office
1095 W. Manning Street

Selma:	Selma Office
2446 McCall Avenue

Tehachapi:	Tehachapi Downtown Office	Tehachapi Old Town Office
	224 West “F” Street	21000 Mission Street

Three Rivers:	Three Rivers Office
40884 Sierra Drive

Tulare:	Tulare Office	Tulare Prosperity Office
	246 East Tulare Avenue	1430 E Prosperity Avenue

Visalia:	Visalia Mooney Office	Visalia Downtown Office
	2515 South Mooney Blvd.	128 East Main Street

In addition to the full-service branch offices listed above the Bank has a real estate industries group, an agricultural credit division, and an SBA lending unit. We also have ATM’s at all branch locations, and offsite ATM’s at six different non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our customers with surcharge-free access to over 38,000 ATM’s across the nation and another 12,000 ATM’s in foreign countries, and our customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse EFT network. To ensure that account access preferences are addressed for all of our customers, we operate an internet branch which provides the ability to open deposit accounts and submit certain loan applications online, offer an online banking option with bill-pay and mobile banking capabilities, maintain a customer service center that is accessible by toll-free telephone during business hours, and provide an automated telephone banking system that is accessible 24 hours a day, seven days a week. We offer a multitude of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and automated payroll services for business customers. To provide non-deposit investment options we have a strategic alliance with Investment Centers of America, Inc. of Bismarck, North Dakota (“ICA”). Through this arrangement, registered and licensed representatives of ICA provide our customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.

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

We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branches in more metropolitan areas have expanded we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including staffing additions and costs associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2012 FDIC market share data for the combined four counties within which the Company operates, namely Tulare, Kern, Fresno, and Kings counties, the largest portion of deposits belongs to Wells Fargo Bank (21.7%), followed by Bank of America (17.1%). The next three institutions are multi-billion dollar institutions which have market share percentages between 6% and 7%. Bank of the Sierra ranks sixth on the 2012 market share list, with 5.4% of total deposits in the referenced four-county area. In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 19.4% of total deposits, and have the largest number of branch locations (12, including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limits, we typically arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions such as finance companies, leasing companies, insurance companies, brokerage firms, asset management groups, mortgage banking firms and internet-based companies. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to offer services that previously were considered traditional banking products, and we have witnessed increased competition from companies that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, and other means.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have created additional pressures within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition is also impacted by federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions. Competitive conditions were further intensified in the year 2000 by the enactment of the Financial Modernization Act, which made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies.

For years we have countered rising competition by offering a broad array of products with flexibility in structure and terms that cannot always be matched by our competitors. We also offer our customers community-oriented, personalized service, and rely on local promotional activity and personal contacts by our officers, directors, employees, and shareholders. This approach appears to be well-received by the populace of the San Joaquin Valley, who appreciate a high-touch, customer-oriented environment in which to conduct their financial transactions. As noted above, layered onto our traditional personal-contact banking philosophy are technology-driven initiatives that improve customer access and convenience.

Employees

As of December 31, 2012 the Company had 328 full-time and 90 part-time employees. On a full-time equivalent basis staffing stood at 399 at December 31, 2012, up from 383 at December 31, 2011 due primarily to the addition of staff for lending activities.

Regulation and Supervision

Banks and bank holding companies are heavily regulated by federal and state laws and regulations. Most banking regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following is a summary of certain statutes, regulations and regulatory guidance affecting the Company and the Bank. This summary is not intended to be a complete explanation of such statutes, regulations and guidance, all of which are subject to change in the future, nor does it fully address their effects and potential effects on the Company and the Bank.

Regulation of the Company Generally

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol BSRR, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s common stock, and short swing profits rules promulgated by the SEC, under Section 16 of the Exchange Act; and certain additional reporting requirements for principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 30, 2012, the Company is classified as an “accelerated filer” for purposes of its Exchange Act filing requirements. In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.

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

The Federal Reserve Board has determined by regulation certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The principal exceptions to those prohibitions involve non-bank activities identified by statute, by Federal Reserve regulation, or by Federal Reserve order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature (and complementary to such activities), specifically non-bank activities identified by the Gramm-Leach-Bliley Act of 1999 or by Federal Reserve and Treasury regulation as financial in nature or incidental to a financial activity. Activities that are defined as financial in nature include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, engaging in insurance underwriting and agency activities, and making merchant banking investments in non-financial companies. To become and remain a financial holding company, a bank holding company and its subsidiary banks must be well capitalized, well managed, and, except in limited circumstances, have at least a satisfactory rating under the Community Reinvestment Act. The Company has no current intention of becoming a financial holding company, but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

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

The earnings and growth of the Bank are largely dependent on our ability to maintain a favorable differential, or “spread,” between our yield on interest-earning assets and the average rate paid on our deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as, for example, seeking to curb inflation and combat recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, by varying the discount rate applicable to borrowings by banks that participate in the Federal Reserve System, and through quantitative easing. The actions of the Federal Reserve Board in those areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted with any degree of certainty.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks and/or bank holding companies it regulates, which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital; and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, including the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities, and disallowed deferred tax assets. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. As of December 31, 2012, TRUPS comprised approximately 16% of the Company’s Tier 1 capital. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% (“Total Risk-Based Capital Ratio”), and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution’s operations for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2012 and 2011, Bank-only Total Risk-Based Capital Ratios were 19.14% and 20.89%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were 17.88% and 19.63%, respectively. As of December 31, 2012 and 2011, the consolidated Company’s Total Risk-Based Capital Ratios were 19.36% and 21.72%, respectively, and its Tier 1 Risk-Based Capital Ratios were 18.11% and 20.46%, respectively.

The FDIC and the Federal Reserve Board have also established guidelines for a financial institution’s leverage ratio, defined as Tier 1 capital to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are typically required to maintain a leverage ratio of at least 4% to 5%; however, federal regulations also provide that financial institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when an institution’s particular circumstances warrant. Bank-only leverage ratios were 13.17% and 13.53% on December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the consolidated Company’s leverage ratios were 13.34% and 14.11%, respectively.

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

As noted above, under the current rules of the Federal Reserve Board qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital, subject to certain limitations. Amounts of restricted core capital elements in excess of established limits generally may be included in Tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2012, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines. However, as discussed in the next paragraph, the treatment of the Company’s trust preferred securities will change in the future if currently proposed regulations are adopted.

On June 12, 2012, banking regulators issued a notice of proposed rulemaking outlining potential new regulatory capital guidelines which conform to Basel III requirements. While there is lingering uncertainty with regard to exemptions that might apply to community banks, if ultimately adopted as proposed the new rules would, among other things:

1)	add a new regulatory capital component referred to as “Common Equity Tier 1 capital”, and establish threshold ratios for this new component (e.g., 6.5% to be “well-capitalized”);
2)	impose a new “capital conservation buffer” of at least 2.5% of risk-weighted assets to be added to Common Equity Tier 1 capital, and limit dividend payments, share buybacks, and certain discretionary bonus payments to executive officers if the capital conservation buffer is not achieved;
3)	provide a phase-out period for the inclusion of TRUPS as Tier 1 capital (although TRUPS would likely still be includible in Tier 2 capital);
4)	require us to include accumulated other comprehensive income (AOCI) in Tier 1 capital, which could significantly increase capital volatility;
5)	impose additional constraints on the inclusion of minority interests, mortgage servicing assets, and deferred tax assets in regulatory capital;
6)	adjust risk-weightings for certain assets, including the assignment of a risk weighting of 150% to certain acquisition/development and construction loans, a risk weighting of 150% for loans that are more than 90-days past due or are on non-accrual status, and risk weightings for residential mortgages based on loan-to-value ratios and certain other loan characteristics; and
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

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment. As of December 31, 2012 and 2011, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (“Dodd-Frank”) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank are already effective or are in the proposed rule or implementation stage:

•	a change to permanent status for the previously-implemented temporary increase in FDIC deposit insurance to $250,000, and an extension of federal deposit insurance coverage through December 31, 2012 for the full net amount held by depositors in non-interesting bearing transaction accounts;
•	authorization for financial institutions to pay interest on business checking accounts, as a result of which the Company began to pay interested on a limited number of business checking accounts in August, 2011;
•	changes in the calculation of FDIC deposit insurance assessments, such that the assessment base is no longer an institution’s deposit base but instead is the institution’s average consolidated total assets less its average tangible equity, as a result of which smaller banks are now paying proportionately less and larger banks proportionately more of the aggregate insurance assessments;
•	the requirement that interchange fees by debit card issuers be reasonable and proportional to the cost incurred, which does not apply directly to banks with less than $10 billion in assets but nonetheless affects smaller banks due to competitive factors;
•	the creation of a Consumer Financial Protection Bureau within the Federal Reserve (discussed below) with centralized responsibility for consumer protection;
•	provisions that affect corporate governance and executive compensation at most publicly-traded companies in the United States, including proxy access requirements for shareholders, non-binding shareholder votes on executive compensation, the establishment of an independent compensation committee, enhanced executive compensation disclosures and compensation claw-backs;
•	the application of the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies, and the elimination and phase-out of trust preferred securities from Tier 1 capital with certain exceptions (which exceptions currently enable the Company to continue to include trust preferred securities as Tier 1 capital);
•	codification of the requirement that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;
•	expansion of restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act, and lending limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;
•	the elimination of remaining barriers to de novo interstate branching by banks; and
•	enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks ( the “Volcker Rule”).

Dodd-Frank also contains a number of provisions which should not directly impact the Company, such as the prohibition against charter conversions for troubled institutions; the elimination of the Office of Thrift Supervision, and the transfer of oversight responsibilities for thrift institutions and their holding companies to the Office of the Comptroller of the Currency or to the FDIC and the Federal Reserve; the termination of investments by the U.S. Treasury under the Troubled Asset Relief Program; the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; and the establishment of enhanced standards for risk-based capital, leverage limits, stress testing, liquidity, risk management, and concentration/credit exposure limits for institutions with total consolidated assets of $50 billion or more. However, some of those provisions could have an indirect impact on the Company due to their influence on the industry generally.

Because many of the regulations related to Dodd-Frank have not yet been issued or fully implemented, the statute’s ultimate effect on the financial services industry in general, and on the Company in particular, is uncertain at this time. However, it is expected that certain provisions of Dodd-Frank may significantly impact our operations and expenses, including, for example, changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under Dodd-Frank.

Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. However, financial institutions like Bank of the Sierra with assets of less than $10 billion are exempted from the cost of this increase. Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008, and extended unlimited deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012. Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution’s total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates, which also became effective April 1, 2011. The revised assessment rates are lower than prior rates, but the assessment base is larger and approximately the same amount of assessment revenue is being collected by the FDIC.

To help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, in November 2009 the FDIC adopted a final rule to require insured institutions to prepay, on December 31, 2009, estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Because our actual payments from 2010 through 2012 were lower than the original estimate, the Bank had $1.7 million of the prepaid regulatory assessment remaining on its books as of December 31, 2012. Until such time as our prepaid FDIC assessment is fully utilized, our accounting offset for FDIC assessment expense is the prepaid account rather than cash.

We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recent levels. Any future increases in FDIC insurance premiums may have a material adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but was 0.66 basis points of insured deposits for the fourth quarter of 2012. Those assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank’s most recent rating is a “satisfactory” CRA assessment rating, assigned in July 2011.

Privacy and Data Security

The Gramm-Leach-Bliley Act, also known as the Financial Modernization Act of 1999 (the “Financial Modernization Act”), imposed requirements on financial institutions with respect to consumer privacy. Financial institutions, however, are required to comply with state law if it is more protective of consumer privacy than the Financial Modernization Act. The Financial Modernization Act generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. The statute also directed federal regulators, including the Federal Reserve and the FDIC, to establish standards for the security of consumer information, and requires financial institutions to disclose their privacy policies to consumers annually.

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve’s Regulation E (which was updated effective January 2010 with a mandatory compliance date of July 1, 2010), governs transfers initiated through automated teller machines (ATMs), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions.

Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The procedural changes and fee adjustments necessitated by those regulatory changes resulted in decreased overdraft income for the Company in 2011 and 2012, and could have a further adverse impact on non-interest income in the future.

Predatory Lending

The term “predatory lending” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or comprehensive definition. Typically, predatory lending involves at least one, and perhaps all three, of the following elements: making unaffordable loans based on a borrower’s assets rather than on the borrower’s ability to repay an obligation, or asset-based lending; inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law which says loans shouldn’t be made to people unable to repay them, unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. The Company does not engage in predatory lending, and thus does not expect these rules or potential future regulations in this area to have any impact on its financial condition or results of operations.

Consumer Financial Protection and Other Consumer Laws and Regulations

Dodd-Frank created the Consumer Financial Protection Bureau (CFPB) as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a “consumer financial product or service,” and it has rulemaking, examination, and enforcement powers over financial institutions. With respect to primary examination and enforcement authority of financial entities, however, the CFPB’s authority is limited to institutions with assets of $10 billion or more. Existing regulators retain this authority over institutions with assets of $10 billion or less, such as the Bank.

The powers of the CFPB currently include:

•	the ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service;
•	primary enforcement and exclusive supervision authority over insured institutions with assets of $10 billion or more with respect to federal consumer financial laws, including the right to obtain information about an institution’s activities and compliance systems and procedures and to detect and assess risks to consumers and markets;
•	the ability to require reports from institutions with assets under $10 billion to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets; and
•	examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as the Bank, to the extent that a CFPB examiner may be included in the examinations performed by the institution’s primary regulator.

The CFPB officially commenced operations on July 21, 2011 and has engaged in numerous activities since then, including (i) investigating consumer complaints about credit cards and mortgages, (ii) launching a supervision program, (iii) conducting research for and developing mandatory financial product disclosures, and (iv) engaging in consumer financial protection rulemaking.

Some uncertainty has arisen related to confidential treatment and privilege and the CFPB’s ability to require reports from financial institutions. Banks currently have express legal protection that gives them the confidence and legal certainty to provide confidential “privileged” documents at the request of the federal banking agencies, and the current law provides that a bank does not “waive” confidentiality and risk disclosure of the information to an outside party, potentially involved in litigation with the bank, by providing the information to its regulator. The CFPB does not have the same express statutory protections relating to privilege that the other banking agencies are given. The full extent of the CFPB’s authority and potential impact on the Bank is unclear at this time, and the Bank continues to monitor the CFPB’s activities on an ongoing basis.

The Bank is already subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by the Bank are also subject to state usury laws and certain other federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to borrowers who are consumers;
•	require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligations in meeting the housing needs of the communities it serves;
•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;
•	govern the use and provision of information to credit reporting agencies; and
•	govern the manner in which consumer debts may be collected by collection agencies.

The Bank’s deposit operations are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and
•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

The Emergency Economic Stabilization Act of 2008 and the Troubled Asset Relief Program

In response to the market turmoil and financial crises affecting the overall banking system and financial markets in the United States, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted in October 2008. In February 2009, the American Recovery and Reinvestment Act of 2009 (the “Stimulus Bill”) was enacted, which among other things augmented certain provisions of the EESA. Under the EESA, the Treasury Department has authority to purchase up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions in the Troubled Asset Relief Program (the “TARP”). The purpose of the TARP was to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase lending to customers and to each other.

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

The EESA also established a Temporary Liquidity Guarantee Program (TLGP) that gave the FDIC the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. The transaction account guarantee program was initially scheduled to continue through December 31, 2010, but the Dodd-Frank Act extended full deposit insurance coverage for non-interest bearing transaction accounts through December 31, 2012, and all financial institutions were required to participate.

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

USA Patriot Act of 2001

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The Patriot Act also requires all financial institutions to establish anti-money laundering programs. The Bank expanded its Bank Secrecy Act compliance staff and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act, and also implemented systems and procedures to identify suspicious banking activity and report any such activity to the Financial Crimes Enforcement Network.

Sarbanes-Oxley Act of 2002

The Company is subject to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley) which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. Among other things, Sarbanes-Oxley mandates chief executive and chief financial officer certifications of periodic financial reports, additional financial disclosures concerning off-balance sheet items, and accelerated share transaction reporting for executive officers, directors and 10% shareholders. In addition, Sarbanes-Oxley increased penalties for non-compliance with the Exchange Act. SEC rules promulgated pursuant to Sarbanes-Oxley impose obligations and restrictions on auditors and audit committees intended to enhance their independence from management, and include extensive additional disclosure, corporate governance and other related rules.

Commercial Real Estate Lending Concentrations

In December 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices (the “Guidance”). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforced existing regulations and guidelines for real estate lending and loan portfolio management. Highlights of the Guidance include the following:

•	The Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.
•	The Guidance applies to national banks and state chartered banks, and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans, and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.
•	The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development, therefore the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report concentrations to management and the board of directors on a periodic basis.
•	The agencies recognize that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.
•	Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.
•	As part of the ongoing supervisory monitoring processes, the agencies use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria, may be identified for further supervisory analysis.

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

Allowance for Loan and Lease Losses

In December 2006, the federal bank regulatory agencies released an Interagency Policy Statement on the Allowance for Loan and Lease Losses (ALLL), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance, and it extended the scope to include credit unions. Highlights of the revised statement include the following:

•	the revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports, and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness;
•	each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL;
•	each institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio; and
•	the revised statement clarifies previous guidance on the ALLL with regard to: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

In December 2012, the FASB issued a proposed accounting standards update on “Financial Instruments–Credit Losses” with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans (and other financial instruments). Comments on the proposal are due by April 30, 2013, but no effective date for the guidance has been suggested. If ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current “incurred loss” model to a new “expected credit loss” model that considers more forward-looking information. That change could potentially necessitate a significant increase in our allowance for loan and lease losses, which could negatively impact our profitability if our loan loss provision needs to be increased accordingly.

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

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was officially in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced during that time frame, and remains at subdued or recessionary levels in many parts of the Country today. The financial markets and the financial services industry in particular have suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.

As a result of adverse financial and economic conditions, many lending institutions, including our company, experienced significant declines in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. Our nonperforming assets have been at elevated levels since the beginning of the recession in 2007, and totaled $72.8 million, or 8.10% of total loans and foreclosed assets at December 31, 2012, relative to only $689,000, or 0.08% of total loans and foreclosed assets at the end of 2006.

The California economy has been particularly hard hit, and the economic decline has been a major factor in the significant increase in the Company’s nonperforming assets and loan charge-offs since mid-2007. Unemployment levels have always been relatively high in the San Joaquin Valley and in Tulare County, which is our geographic center and the base of our agriculturally oriented communities, but recessionary conditions pushed the unemployment rate to exceptionally high levels in recent years. The unemployment rate for Tulare County reached a high of 19.2% during the current economic cycle, in March 2010. It was 15.7% for December 2012, down slightly from 16.5% in December 2011 and 17.9% in December 2010, but still well above the 9.7% aggregate unemployment rate for California in December 2012.

Although there are indications of improving economic conditions nationally, certain sectors, such as real estate, remain relatively weak and unemployment remains high in many of our local markets. The state government, most local governments, and many local businesses are still experiencing difficulties due to relatively low consumer and business confidence, reduced consumer spending, and a drop in tax revenues. In addition, the values of the real estate collateral supporting many commercial loans and home mortgages have declined and could decline further. Any new negative market developments could further adversely affect consumer confidence levels and payment patterns, which could cause delinquencies and default rates to remain at high levels.

If business and economic conditions do not improve generally or in the principal markets in which we do business, the prolonged economic weakness could have one or more of the following adverse effects on our business:

•	a lack of demand for loans, or other products and services offered by us;
•	a continued decline in the value of our loans or other assets secured by residential or commercial real estate;
•	a decrease in deposit balances due to increased pressure on the liquidity of our customers;
•	an impairment of our investment securities; or
•	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us. While the Company’s current relatively high level of nonperforming assets is comprised mainly of other real estate owned and loans secured by land, lots, and commercial/residential real estate, the drivers behind high levels of nonperforming assets in previous economic cycles include difficulties experienced by the agricultural industry in our market areas. This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, and numerous other factors. The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout the San Joaquin Valley. Another potential looming issue that could have a major impact on the agricultural industry involves water distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Concentrations of real estate loans could subject us to increased risks in the event of a prolonged real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2012, 62% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio has real estate collateral as a secondary source of repayment or as an abundance of caution. Balances secured by commercial buildings and construction and development loans represented 56% of all real estate loans, while loans secured by residential properties accounted for 31%, and loans secured by farmland were 13% of real estate loans. The Company’s $72.8 million balance of nonperforming assets at December 31, 2012 includes nonperforming real estate loans totaling $46.6 million, and $19.8 million in foreclosed assets comprised primarily of other real estate owned (OREO).

The Central Valley residential real estate market experienced significant deflation in property values during 2008 and 2009, with little change from recessionary lows since then, and foreclosures have occurred at relatively high rates since the beginning of the recession. If residential real estate values in our market areas slide further, and/or if this weakness further impacts commercial real estate values, the Company could experience additional migration into nonperforming assets. An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses. Continued deterioration in real estate values might also further reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

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

Our concentrations of commercial real estate, construction and land development, and commercial and industrial loans expose us to increased lending risks. Commercial real estate, construction and land development, and commercial and industrial loans and leases, including agricultural production loans but not including SBA-guaranteed loans, comprised approximately 67% of our total loan portfolio as of December 31, 2012, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2012, we had $285 million or 32% of total loans in commercial loans and leases, including agricultural production loans but not including SBA-guaranteed loans. Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

Nonperforming assets adversely affect our results of operations and financial condition, and can take significant time to resolve. Until economic and market conditions improve, we expect that our nonperforming loans will continue at relatively high levels, which will continue to negatively impact earnings and could have a substantial adverse impact if conditions deteriorate further. We do not record interest income on non-accrual loans, thereby adversely affecting our level of interest income. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in write-downs or losses. Additionally, our non-interest expense has increased due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets subsequent to reappraisals reflecting lower values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a more normal operating environment. An increase in the level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

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

We maintain our allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio at a given date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there are loans in the portfolio that could result in losses but that have not been identified as nonperforming or potential problem loans. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. In addition, the FDIC and the DFI, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses based on their judgment, which may be different from that of our management. Any such increase in the allowance required by the FDIC or the DFI could also hurt our business.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the collateral. In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral backing a loan may be less than supposed, and if a default occurs we may not recover the entire outstanding balance of the loan.

Our expenses could increase as a result of increases in FDIC insurance premiums. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below that level. Bank failures during the current economic cycle depleted the deposit insurance fund balance, which was in a negative position from the end of 2009 through the first quarter of 2011. The balance had increased to $25.2 billion with a resulting reserve ratio of 0.35% as of September 30, 2012. The FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopted a new assessment base and established new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009, and required the prepayment of three years of estimated FDIC insurance premiums at the end of 2009. It is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. Any further premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services, and that competition may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs on a per loan or per asset basis. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet. New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

In addition, with the large number of bank failures in the past few years, customers have been more concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings, which are generally more expensive than deposits.

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

We are subject to a variety of operational risks, including reputational risk, legal risk, compliance risk, the risk of fraud or theft by employees or outsiders, and the risk of clerical or record-keeping errors, which may adversely affect our business and results of operations. If personal, non-public, confidential or proprietary information of customers in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. Such mishandling or misuse could occur, for example, if information were erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully remediated. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Previously enacted and potential future financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Dodd-Frank is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented, the full extent to which they will impact our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

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

We may be adversely affected by the soundness of other financial institutions. Our ability to engage in routine funding transactions could be adversely affected by the actions and liquidity of other financial institutions. Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Even if the transactions are collateralized, credit risk could exist if the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition or results of operations.

Changes in interest rates could adversely affect our profitability, business and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the base interest rates on, or the re-pricing frequency of, our interest-bearing liabilities and interest-earning assets. In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments. Accordingly, changes in market interest rates could materially and adversely affect the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

We depend on our executive officers and key personnel to implement our business strategy, and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our management team and other key personnel. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to continue to attract, retain or motivate key personnel could adversely affect our business. If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations would be hurt. None of our executive officers have employment agreements.

The value of the securities in our investment portfolio may be negatively affected by continued disruptions in securities markets. The market for some of the investment securities held in our portfolio has experienced volatility and disruption for the last several years. These market conditions may have a detrimental effect on the value of our securities, such as reduced valuations because of the perception of heightened credit risks or due to illiquid markets for certain securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 62% of our loan portfolio at December 31, 2012 consisted of real estate loans. In the normal course of business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock at times or at prices you find attractive. The trading price of our common stock could be impacted by a number of factors, many of which are outside our control. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

•	actual or anticipated fluctuations in our reported operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by shareholders;
•	sales of our equity or equity-related securities, or the perception that such sales may occur;
•	fluctuations in the trading volume of our common stock;
•	fluctuations in the stock prices, trading volumes, and operating results of our competitors;
•	general market conditions and, in particular, market conditions for the financial services industry;
•	proposed or adopted regulatory changes or developments;
•	regulatory action against us;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and
•	domestic and international economic factors unrelated to our performance.

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

The Company relies heavily on the payment of dividends from the Bank. Other than $1.7 million in cash available at the holding company level at December 31, 2012, the Company’s ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. All banks and bank holding companies are required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8%, at least one-half of which must be in the form of Tier 1 capital, and a ratio of Tier 1 capital to average adjusted assets of 4%. If (i) any of these required ratios are increased; (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid and their frequency and amount will also depend on the financial condition and performance of the Bank, and the discretion of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

You may not be able to sell your shares at the times and in the amounts you want if the trading market for our stock is not active. Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and cannot always be characterized as an active trading market. A limited trading market for our common stock may exaggerate fluctuations in the value of our common stock, leading to price volatility in excess of that which would occur in a more active trading market.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 24,000,000 shares of common stock, and as of December 31, 2012 we had 14,106,959 shares of our common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock.

In addition, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted. As of December 31, 2012, there were outstanding options to purchase an aggregate of 926,950 shares of our common stock with an average exercise price of $14.16 per share. At the same date there were an additional 733,640 shares available for grant under our 2007 Stock Incentive Plan.

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

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034, and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036 in order to supplement regulatory capital. These junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of the debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to pay dividends to us, then we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and, thus, we would be unable to declare and pay any dividends on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. Properties

The Company’s administrative headquarters is located at 86 North Main Street, Porterville, California, in a 37,000 square feet, three-story office building of which the Company is sole occupant. The Company purchased this office building in December 2011 in a cash transaction, from parties unrelated to the Company. The Company’s main office is located at 90 N. Main Street, Porterville, California, adjacent to its administrative headquarters, and consists of a one-story brick building on unencumbered property owned by us. The Company also owns unencumbered property on which 14 of our other offices are located, namely the following branches: Porterville West Olive, Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, and Visalia Mooney. The remaining branches, as well as our technology center in Porterville and our six remote ATM locations, are all leased from unrelated parties. While limited branch expansion is planned over the course of the next few years, management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

Sierra Bancorp’s Common Stock trades on the NASDAQ Global Select Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Company’s Common Stock has not consistently occurred in high volumes, and such trading activity cannot always be characterized as constituting an active trading market. The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information provided by public sources.

	Sale Price of the Company’s		Approximate
Calendar	Common Stock (per share)		Trading Volume
Quarter Ended	High	Low	In Shares
March 31, 2011	$11.20	$10.38	1,444,602
June 30, 2011	$11.73	$10.58	1,233,723
September 30, 2011	$11.70	$8.47	1,499,721
December 31, 2011	$11.49	$8.51	1,744,827
March 31, 2012	$10.21	$8.73	1,472,347
June 30, 2012	$10.20	$8.42	1,302,810
September 30, 2012	$13.00	$9.35	1,218,617
December 31, 2012	$12.72	$9.80	1,437,301

(b)	Holders

As of January 31, 2013 there were approximately 4,001 shareholders of the Company’s Common Stock. Per our stock transfer agent there were 562 registered holders of record, and per Broadridge, an investor communication company, there were approximately 3,439 beneficial holders with shares being held under a street name on that date, including “objecting beneficial owners” whose names and addresses are unavailable.

(c)	Dividends

The Company paid cash dividends totaling $3.4 million, or $0.24 per share in 2012 and 2011, representing 41% of annual net earnings for dividends paid in 2012 and 43% in 2011. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, at a time when many of our peers elected to suspend dividend payments, at least temporarily, the Company’s Board also concluded that a certain level of dividend should be maintained as long as our core operating performance remains adequate and policy or regulatory restrictions do not preclude such payments, without regard to peer payout ratios. While we maintained a consistent level of quarterly dividends in 2011 and 2012, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends it might receive from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors at that time. The power of the Bank’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

The Company’s ability to pay dividends is also limited by state law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2012, with respect to options outstanding and available under our 2007 Stock Incentive Plan and the now-terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	926,950	$14.16	733,640

(e)	Performance Graph

The following is a five-year performance graph comparing the total cumulative shareholder return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion (asset size) Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2007 and reinvestment of dividends:

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Sierra Bancorp	100.00	87.16	32.84	47.16	39.55	52.62
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78
SNL Bank	100.00	57.06	56.47	63.27	49.00	66.13

Source : SNL Financial LC, Charlottesville, VA

(f) Stock Repurchases

The Company has a non-expiring stock repurchase program that became effective July 1, 2003, under which all share repurchases are executed in accordance with SEC Rule 10b-18. The amount available for repurchase has been supplemented from time to time, as deemed appropriate by the Board of Directors. There were no stock repurchases during the fourth quarter of 2012, leaving 100,669 shares available for repurchase as of December 31, 2012. The Company has not repurchased any shares for the past few years due to economic uncertainties and the perceived need for capital preservation. However, in January 2013, the Board reactivated the Company’s stock repurchase plan and increased the total number of shares authorized for repurchase to 700,000, or approximately 5% of total issued and outstanding shares.

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2012 and 2011, and for each of the years in the three year period ended December 31, 2012, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data presented for earlier years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

(dollars in thousands, except per share data)

	As of and for the years ended December 31,
Income Statement Summary	2012	2011	2010	2009	2008
Interest income	$54,902	$58,614	$63,831	$70,146	$77,938
Interest expense	4,321	5,657	7,649	12,177	21,329
Net interest income before provision for loan losses	50,581	52,957	56,182	57,969	56,609
Provision for loan losses	14,210	12,000	16,680	21,574	19,456
Non-interest income	18,126	14,992	19,265	17,279	15,987
Non-interest expense	46,656	47,605	51,638	44,138	35,859
Income before provision for income taxes	7,841	8,344	7,129	9,536	17,281
Provision for income taxes	(344)	564	(234)	608	3,868
Net Income	8,185	7,780	7,363	8,928	13,413

Balance Sheet Summary
Total loans, net	867,078	740,929	783,601	859,875	929,629
Allowance for loan losses	(13,873)	(17,283)	(21,138)	(23,715)	(15,094)
Securities available for sale	380,188	406,471	331,730	278,168	243,413
Cash and due from banks	61,818	63,036	42,435	66,234	46,010
Federal funds sold	-	-	210	-	5,500
Foreclosed Assets	19,754	15,364	20,691	25,654	7,127
Premises and equipment, net	21,830	20,721	20,190	20,069	19,280
Total Interest-Earning assets	1,279,932	1,185,647	1,137,805	1,194,700	1,200,603
Total Assets	1,437,903	1,335,405	1,286,571	1,335,549	1,326,292
Total Interest-Bearing liabilities	895,434	852,308	860,944	953,156	974,177
Total Deposits	1,174,034	1,086,268	1,052,274	1,125,432	1,061,498
Total Liabilities	1,264,011	1,166,841	1,126,974	1,201,069	1,219,492
Total Shareholders' Equity	173,892	168,564	159,597	134,480	106,800
Per Share Data
Net Income Per Basic Share	0.58	0.55	0.61	0.86	1.40
Net Income Per Diluted Share	0.58	0.55	0.60	0.86	1.37
Book Value	12.33	11.95	11.42	11.57	11.04
Cash Dividends	0.24	0.24	0.24	0.40	0.68
Weighted Average Common Shares Outstanding Basic	14,103,805	14,036,667	12,109,717	10,343,502	9,607,184
Weighted Average Common Shares Outstanding Diluted	14,120,313	14,085,201	12,192,345	10,415,084	9,779,657
Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	4.74%	4.73%	5.16%	7.56%	12.86%
Return on Average Assets (2)	0.59%	0.59%	0.56%	0.68%	1.05%
Net Interest Spread (tax-equivalent) (3)	4.08%	4.41%	4.72%	4.74%	4.52%
Net Interest Margin (tax-equivalent)	4.22%	4.58%	4.89%	5.00%	4.98%
Dividend Payout Ratio (4)	41.35%	43.29%	39.86%	46.76%	48.73%
Equity to Assets Ratio (5)	12.51%	12.37%	10.82%	9.03%	8.12%
Efficiency Ratio (tax-equivalent)	66.81%	67.83%	67.25%	57.69%	48.73%
Net Loans to Total Deposits at Period End	73.85%	68.21%	74.47%	76.40%	87.58%
Asset Quality Ratios:
Non-Performing Loans to Total Loans	6.03%	7.41%	5.71%	5.31%	3.15%
Non-Performing Assets to Total Loans and
Other Real Estate Owned	8.10%	9.25%	8.08%	7.98%	3.87%
Net Charge-offs (recoveries) to Average Loans	2.23%	2.06%	2.26%	1.40%	1.79%
Allowance for Loan Losses to
Net Loans at Period End	1.60%	2.33%	2.70%	2.76%	1.62%
Allowance for Loan Losses to Non-Performing Loans	26.13%	30.80%	46.00%	50.49%	50.67%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	13.34%	14.11%	13.84%	11.91%	9.92%
Tier 1 Capital to Total Risk-weighted Assets	18.11%	20.46%	19.06%	15.41%	12.34%
Total Capital to Total Risk-weighted Assets	19.36%	21.72%	20.33%	16.67%	13.59%

(1) Net income divided by average shareholders' equity.

(2) Net income divided by average total assets.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Total dividends paid divided by net income.

(5) Average equity divided by average total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the financial condition of the Company as of December 31, 2012 and December 31, 2011, and the results of operations for each of the years in the three-year period ended December 31, 2012. The discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Loan Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 2 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; goodwill, which is evaluated annually for impairment based on the fair value of the Company and for which it has been determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis; and equity-based compensation, which is discussed in greater detail in Note 2 to the consolidated financial statements contained herein. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to these areas.

Summary of Performance

Recessionary conditions have led to relatively high credit costs, diminished lending activity, and associated earnings pressures at the Company for the past five years. There are signs of recovery in the national economy and in certain regions of California, including Kern County, but economic conditions have not yet materially improved in Tulare, Fresno, and Kings Counties. Industry-wide regulatory pressures on certain components of non-interest income have exacerbated the negative impact of the faltering economy on our financial performance in recent years. The Company recognized net income of $8.185 million in 2012 relative to $7.780 million in 2011 and $7.363 million in 2010, representing year-over-year increases in net income for both 2012 and 2011 but still coming in well below levels achieved in pre-recession years. Net income per diluted share was $0.58 for 2012, as compared to $0.55 for 2011 and $0.60 in 2010. The Company’s return on average assets and return on average equity were 0.59% and 4.74%, respectively, in 2012, as compared to 0.59% and 4.73%, respectively, for 2011, and 0.56% and 5.16%, respectively, in 2010.

The following are some of the major factors impacting the Company’s results of operations for the years presented in the consolidated financial statements:

•	Net interest income has been declining, falling by 4% in 2012 relative to 2011 and by 6% in 2011 relative to 2010, due to net interest margin compression. Negative factors affecting the Company’s net interest margin in recent years include relatively strong growth in lower-yielding investment balances (although that trend began to reverse in the second half of 2012), a higher level of non-accruing loans and other non-earning assets, a shift from higher yielding loan categories to lower-yielding loan types, and lower loan yields across the board resulting from increased competition for quality loans.

•	Our loan loss provisions, which have been much higher than in pre-recession years, totaled $14.210 million in 2012, $12.000 million in 2011, and $16.680 million in 2010. The elevated loan loss provisions have been utilized to establish specific reserves for impaired loans that have migrated into impaired status, replenish reserves subsequent to loan charge-offs, and build general reserves for performing loans due to higher historical loss factors.

•	Non-interest income increased by $3.134 million, or 21%, in 2012 over 2011, but declined by $4.273 million, or 22%, in 2011 relative to 2010. Significant fluctuations in non-interest income in 2012 were created by non-recurring adjustments that lowered costs associated with tax credit investments and thus boosted income, an increase in bank-owned life insurance (BOLI) income associated with deferred compensation plans, an increase in debit card interchange fees, and the fact that we recorded an impairment charge on equity investment securities in 2011 that wasn’t repeated in 2012. The drop in 2011 relative to 2010 was also impacted by the other-than-temporary impairment charge, as well as a sizeable decrease in overdraft fee income, a decline in BOLI income associated with deferred compensation plans, and a lower level of gains on the sale of investments. Gains on the sale of investment securities totaled $1.762 million in 2012, $1.660 million in 2011, and $2.643 million in 2010.

•	Operating expense, while reflecting favorable trends in 2012 and 2011, has been elevated relative to pre-recession years due in large part to net OREO costs and other credit-related expenses. The drop of $949,000, or 2%, in total operating expense in 2012 is due in large part to declining credit costs (including net foreclosed asset costs and lending-related legal expense), lower occupancy costs and lower marketing expense. The decline of $4.033 million, or 8%, in 2011 was due mainly to a reduced level of OREO write-downs and OREO operating expense, as well as lower FDIC assessments.

•	The Company had a tax benefit of $344,000 in 2012, a tax provision of $564,000 in 2011, and a tax benefit of $234,000 in 2010. The tax benefits in 2012 and 2010 were primarily the result of lower taxable income relative to the Company’s available tax credits, and a higher level of tax-exempt BOLI income.

The Company’s assets totaled $1.438 billion at December 31, 2012, relative to total assets of $1.335 billion at December 31, 2011. Total liabilities were $1.264 billion at the end of 2012 compared to $1.167 billion at the end of 2011, and we had shareholders’ equity totaling $174 million at December 31, 2012 relative to $169 million at December 31, 2011. The following summarizes key balance sheet changes during 2012:

•	Total assets increased by $102 million, or 8%. Investment securities, cash, and balances due from banks declined by a combined $28 million, or 6%, but that drop was more than offset by an increase of $126 million, or 17%, in net loan balances. Our loan growth in 2012 came primarily from the expansion of mortgage warehouse lending and growth in agricultural loans (both ag production and ag real estate loans). The balance of foreclosed assets was also up by $4 million for the year.

•	Nonperforming assets ended 2012 with a balance of $73 million, an increase of $1 million, or 2%, for the year but still below the peak balance of $80 million reported at September 30, 2009. The net increase for the year is comprised of the $4 million increase in foreclosed assets noted above, partially offset by a $3 million net reduction in loans on non-accrual status. We had been making significant progress in reducing the balance of nonperforming loans for most of 2012, but much of that improvement was reversed in the fourth quarter subsequent to the downgrade to non-accrual status of two large loan relationships totaling approximately $28 million. The Company’s ratio of nonperforming assets to loans plus foreclosed assets fell to 8.10% at December 31, 2012 from 9.25% at December 31, 2011, due to the increase in gross loan balances.

•	Our allowance for loan and lease losses was $13.9 million as of December 31, 2012, a decline of $3.4 million, or 20%, relative to year-end 2011. The drop during 2012 was due in part to certain loan charge-offs which were taken against previously-established specific reserves and thus did not require replenishment, as well as a reduction in general reserves consistent with improvement in the quality of the Company’s performing loans. Due to the decline in the overall allowance and the increase in total loans, the allowance fell to 1.58% of total loans at December 31, 2012 from 2.28% at December 31, 2011. Pursuant to management’s detailed analysis, the allowance as of the end of 2012 is expected to be sufficient to cover specifically identified probable losses on impaired loans and leases, as well as probable incurred losses inherent in the remaining loan portfolio.

•	Total deposits increased by $88 million, or 8%, during 2012. Non-maturity deposits were up $100 million, or 14%, including significant increases in savings deposits, non-interest bearing demand deposits, and interest-bearing transaction accounts due in part to aggressive deposit acquisition programs and an intensified focus on business relationships. A drop in time deposits partially offset the increase in non-maturity deposits.

•	Total capital was $174 million at December 31, 2012, reflecting an increase of $5 million, or 3%, for the year. Risk-based capital ratios declined, however, as capital was leveraged for organic loan growth. At December 31, 2012, the consolidated Company’s Total Risk-Based Capital Ratio was 19.36%, its Tier One Risk-Based Capital Ratio was 18.11%, and its Tier One Leverage Ratio was 13.34%.

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

Net Interest Income and Net Interest Margin

Net interest income was $50.581 million in 2012, compared to $52.957 million in 2011 and $56.182 million in 2010. This represents declines of 4% in 2012 and 6% in 2011. The level of net interest income depends on several factors in combination, including but not necessarily limited to growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the volume of earning assets relative to interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Distribution, Rate and Yield table shows, for each of the past three years, the average balance of each significant balance sheet category and the amount of interest income or interest expense associated with each applicable category. The table also displays the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin.

Distribution, Rate & Yield	Year Ended December 31,
(dollars in thousands, except per share data)	2012			2011			2010
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Assets
Investments:
Federal funds sold/Due from time	$26,558	$70	0.26%	$25,930	$68	0.26%	$14,066	$40	0.28%
Taxable	335,553	6,280	1.87%	319,635	8,732	2.73%	239,926	8,016	3.34%
Non-taxable	77,646	2,703	5.36%	73,108	2,834	5.96%	68,858	2,709	6.05%
Equity	1,755	84	4.79%	1,508	21	1.39%	1,473	9	0.61%
Total Investments	441,512	9,137	2.40%	420,181	11,655	3.14%	324,323	10,774	3.77%
Loans and Leases:(3)
Agricultural	17,231	760	4.41%	13,847	648	4.68%	10,137	517	5.10%
Commercial	171,344	9,157	5.34%	104,293	6,224	5.97%	115,188	6,882	5.97%
Real Estate	525,594	32,981	6.27%	553,063	35,970	6.50%	612,001	40,669	6.65%
Consumer	30,307	2,638	8.70%	39,928	3,731	9.34%	50,522	4,377	8.66%
Direct Financing Leases	4,233	229	5.41%	6,723	386	5.74%	10,835	612	5.65%
Other	40,624	-	0.00%	50,047	-	0.00%	52,609	-	0.00%
Total Loans and Leases	789,333	45,765	5.80%	767,901	46,959	6.12%	851,292	53,057	6.23%
Total Interest Earning Assets(4)	1,230,845	54,902	4.57%	1,188,082	58,614	5.06%	1,175,615	63,831	5.55%
Other Earning Assets	6,579			7,735			8,984
Non-Earning Assets	142,887			133,733			134,552
Total Assets	$1,380,311			$1,329,550			$1,319,151

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$69,281	$257	0.37%	$24,707	$137	0.55%	$-	$-	0.00%
NOW	194,249	556	0.29%	179,253	860	0.48%	178,345	1,682	0.94%
Savings Accounts	107,672	241	0.22%	85,568	203	0.24%	70,367	174	0.25%
Money Market	78,775	127	0.16%	132,208	506	0.38%	162,619	914	0.56%
CDAR's	17,999	52	0.29%	36,335	199	0.55%	70,661	621	0.88%
Certificates of Deposit<$100,000	106,403	619	0.58%	142,753	1,001	0.70%	162,418	1,283	0.79%
Certificates of Deposit≥$100,000	223,611	1,154	0.52%	204,185	1,223	0.60%	194,220	1,237	0.64%
Brokered Deposits	15,000	202	1.35%	12,986	176	1.36%	10,885	210	1.93%
Total Interest Bearing Deposits	812,990	3,208	0.39%	817,995	4,305	0.53%	849,515	6,121	0.72%
Borrowed Funds:
Federal Funds Purchased	-	-	-	4	-	0.19%	3	-	0.32%
Repurchase Agreements	3,441	21	0.61%	2,371	16	0.67%	-	-	0.00%
Short Term Borrowings	15,234	37	0.24%	5,637	39	0.69%	16,044	190	1.18%
Long Term Borrowings	6,967	281	4.03%	15,000	569	3.79%	16,041	604	3.77%
TRUPS	30,928	774	2.50%	30,928	728	2.35%	30,928	734	2.37%
Total Borrowed Funds	56,570	1,113	1.97%	53,940	1,352	2.51%	63,016	1,528	2.42%
Total Interest Bearing Liabilities	869,560	4,321	0.50%	871,935	5,657	0.65%	912,531	7,649	0.84%
Non-interest Bearing Demand Deposits	319,501			276,363			246,949
Other Liabilities	18,551			16,744			16,917
Shareholders' Equity	172,699			164,508			142,754
Total Liabilities and Shareholders' Equity	$1,380,311			$1,329,550			$1,319,151

Interest Income/Interest Earning Assets			4.57%			5.06%			5.55%
Interest Expense/Interest Earning Assets			0.35%			0.48%			0.65%
Net Interest Income and Margin(5)		$50,581	4.22%		$52,957	4.58%		$56,182	4.90%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan Fees were $5,476, $(635,719) and $(491,045) for the years ended December 31, 2012, 2011, and 2010 respectively.
(4)	Non-accrual loans have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the comparative periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance.

Volume & Rate Variances	Years Ended December 31,
(dollars in thousands)	2012 over 2011			2011 over 2010
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$2	$0	$2	$34	$(6)	$28
Taxable	435	(2,887)	(2,452)	2,663	(1,947)	716
Non-taxable(1)	176	(307)	(131)	167	(42)	125
Equity	3	60	63	0	12	12
Total Investments	616	(3,134)	(2,518)	2,864	(1,983)	881

Loans and Leases:
Agricultural	158	(46)	112	189	(58)	131
Commercial	4,001	(1,068)	2,933	(651)	(7)	(658)
Real Estate	(1,787)	(1,202)	(2,989)	(3,917)	(782)	(4,699)
Consumer	(899)	(194)	(1,093)	(918)	272	(646)
Direct Financing Leases	(143)	(14)	(157)	(232)	6	(226)
Other	-	-	-	-	-	-
Total Loans and Leases	1,330	(2,524)	(1,194)	(5,529)	(569)	(6,098)
Total Interest Earning Assets	$1,946	$(5,658)	$(3,712)	$(2,665)	$(2,552)	$(5,217)

Liabilities
Interest Bearing Deposits:
Demand	$247	$(127)	$120	$-	$137	$137
NOW	72	(376)	(304)	9	(831)	(822)
Savings Accounts	52	(14)	38	38	(9)	29
Money Market	(205)	(174)	(379)	(171)	(237)	(408)
CDAR's	(100)	(47)	(147)	(302)	(120)	(422)
Certificates of Deposit < $100,000	(255)	(127)	(382)	(155)	(127)	(282)
Certificates of Deposit > $100,000	116	(185)	(69)	63	(77)	(14)
Brokered Deposits	27	(1)	26	41	(75)	(34)
Total Interest Bearing Deposits	(46)	(1,051)	(1,097)	(477)	(1,339)	(1,816)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	7	(2)	5	-	16	16
Short Term Borrowings	66	(68)	(2)	(123)	(28)	(151)
Long Term Borrowings	(305)	17	(288)	(39)	4	(35)
TRUPS	-	46	46	-	(6)	(6)
Total Borrowed Funds	(232)	(7)	(239)	(162)	(14)	(176)
Total Interest Bearing Liabilities	(278)	(1,058)	(1,336)	(639)	(1,353)	(1,992)
Net Interest Income	$2,224	$(4,600)	$(2,376)	$(2,026)	$(1,199)	$(3,225)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

As shown above, the Company had a favorable volume variance of $2.224 million in net interest income for 2012 relative to 2011. The variance was due primarily to growth of $43 million in average interest-earning assets, but the benefit provided by growth in average interest-earning assets was muted to some extent by the fact that the growth was split between loans and lower-yielding investments. Furthermore, loan growth was generally concentrated in lower-yielding agricultural and commercial loans, while higher-yielding real estate loans and consumer loans declined. It should also be noted that our loan growth in 2012 occurred primarily in the latter half of the year, so the growth is not fully reflected in annual average balances. Strong growth in the average balances of low-cost non-maturity deposits and equity helped compensate for some of the unfavorable pressures on the volume variance. Also favorably impacting the volume variance was a $9 million reduction in the average balance of nonperforming loans.

In contrast to the favorable volume variance for 2012 over 2011, the impact of interest rate changes led to an unfavorable rate variance of $4.600 million in net interest income. Our weighted average yield on interest-earning assets was 49 basis points lower in 2012, reflecting a 74 basis point decline in our yield on investments and a 32 basis point drop in the weighted average yield on loans. The lower investment yield is due to the addition of investment securities and the reinvestment of cash from prepayments and maturing balances in a historically low rate environment. Lower loan yields resulted from growth in lower-yielding loan categories and runoff in higher-yielding categories, as well as a general decline in loan interest rates due to intense competition for quality loans. By comparison, our weighted average cost of interest-bearing liabilities was just 15 basis points lower, with the drop due primarily to the lack of competitive pressures on deposit rates and an improving deposit mix. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position in 2011, which is the base period for the rate variance calculation, was $316 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Also contributing to the negative pressures on our rate variance was an increase in net interest reversals on loans placed on non-accrual status; we had $276,000 in net interest reversals in 2012, relative to $189,000 in 2011.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.22% in 2012, a decline of 36 basis points relative to 2011. The principal negative factors impacting the Company’s net interest margin in 2012 include relatively strong growth in lower-yielding investment balances in the first half of the year (although that trend began to reverse in the second half), a shift from higher yielding loan categories to lower-yielding loan types, lower loan yields across the board resulting from increased competition for quality loans, and an increase in net interest reversals. However, those negatives were partially offset by a relatively large increase in the average balance of non-interest bearing demand deposits, a shift in average interest-bearing deposit balances from higher-cost deposits into lower-cost deposit categories, and a drop in certain deposit rates.

Net interest income declined in 2011 relative to 2010 due to a drop of 32 basis points in our net interest margin, with the margin decline partially offset by a $12 million increase in average interest-earning assets. The principle negative factors impacting our net interest margin in 2011 were a shift from average loan balances into lower-yielding investment balances, and lower loan yields resulting from increased competition for quality loans. Having a favorable effect on our net interest margin were a shift in average liability balances from higher-cost deposits and borrowings into lower-cost non-maturity deposits, a reduced reliance on interest-bearing liabilities, and a drop in average non-accruing loan balances.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The severity of economic challenges has contributed to higher loan loss provisions for the past several years than in prior periods of strong economic growth, due to the negative impact of recessionary conditions on many of our borrowers and the resulting credit challenges in our loan portfolio. The Company’s loan loss provision totaled $14.210 million in 2012, $12.000 million in 2011, and $16.680 million in 2010. The provision was increased by $2.210 million, or 18%, in 2012 relative to 2011, but reflects a decrease of $4.680 million, or 28% for 2011 relative to 2010. These elevated loan loss provisions have been utilized to establish specific reserves for impaired loans that have migrated into impaired status, enhance specific reserves on other impaired collateral-dependent loans that might have experienced deterioration in the value of their underlying collateral, replenish reserves subsequent to loan charge-offs, and build general reserves for performing loans due to higher historical loss factors.

The Company’s loan loss provisions have been sufficient to maintain an allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio. When available information confirms that specific loans and leases, or portions thereof, are uncollectible, those amounts are immediately charged off against the allowance. Net loans charged off in 2012 totaled $17.620 million, relative to $15.855 million in 2011 and $19.257 million in 2010. The Company’s loan loss provision was lower than loan charge-offs for all three years, since many of the charge-offs were taken against previously-established specific reserves and did not directly result in the need for reserve replenishment via the loan loss provision. The level of charge-offs also affects historical loss factors used in calculating general reserves for non-impaired loans, and higher loss factors can lead to a larger loan loss provision if it is determined that general reserves require enhancement. While this occurred to some extent in 2012, the impact was partially offset by the adjustment of qualitative factors pursuant to management’s determination that credit risk in non-impaired loans has declined, as discussed in further detail below under “Allowance for Loan and Lease Losses.”

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

Non-interest Revenue and Operating Expense

The following table sets forth the major components of the Company’s non-interest revenue and operating expense, along with relevant ratios, for the years indicated:

Non-Interest Revenue/Expense

(dollars in thousands)

	Year Ended December 31,
	2012	% of Total	2011	% of Total	2010	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$9,676	53.38%	$9,543	63.65%	$11,212	58.20%
Credit card fees	390	2.15%	411	2.74%	391	2.03%
Checkcard fees	2,787	15.38%	2,519	16.80%	2,261	11.74%
Other service charges and fees	2,060	11.36%	1,949	13.00%	2,129	11.05%
Bank owned life insurance income	1,420	7.83%	934	6.23%	1,382	7.17%
Gains on sales of loans	183	1.01%	139	0.93%	105	0.55%
Gain on sales investment securities	1,762	9.72%	1,660	11.07%	2,643	13.72%
Other-than-temporary impairment losses on equity securities	-	0.00%	(1,370)	-9.14%	-	0.00%
(Loss) on tax credit investment	(395)	-2.18%	(885)	-5.90%	(808)	-4.19%
Other	243	1.35%	92	0.62%	(50)	-0.27%
Total non-interest income	18,126	100.00%	14,992	100.00%	19,265	100.00%
As a % of average interest-earning assets		1.47%		1.26%		1.64%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	20,734	44.44%	20,669	43.42%	20,869	40.41%
Occupancy costs
Furniture and equipment	2,061	4.42%	2,366	4.97%	2,406	4.66%
Premises	4,320	9.26%	4,392	9.23%	4,634	8.97%
Advertising and marketing costs	1,771	3.80%	2,051	4.31%	1,979	3.83%
Data processing costs	1,807	3.87%	1,523	3.20%	1,737	3.36%
Deposit services costs	2,266	4.86%	2,516	5.29%	2,708	5.24%
Loan services costs
Loan processing	1,035	2.22%	1,082	2.27%	765	1.48%
Foreclosed Assets	4,914	10.53%	5,226	10.98%	7,572	14.66%
Other operating costs
Telephone and data communications	1,549	3.32%	1,291	2.71%	1,156	2.24%
Postage and mail	718	1.54%	576	1.21%	558	1.08%
Other	765	1.64%	886	1.86%	1,059	2.05%
Professional services costs
Legal and accounting	1,252	2.68%	1,719	3.61%	1,276	2.47%
Other professional services costs	2,202	4.72%	2,222	4.67%	3,742	7.25%
Stationery and supply costs	738	1.58%	705	1.48%	715	1.38%
Sundry & tellers	524	1.12%	381	0.79%	462	0.92%
Total other operating expense	$46,656	100.00%	$47,605	100.00%	$51,638	100.00%
As a % of average interest-earning assets		3.79%		4.01%		4.39%
Net non-interest income as a % of average interest-earning assets		-2.32%		-2.75%		-2.75%
Efficiency ratio (1)		66.81%		67.83%		67.25%

(1) Tax Equivalent

The overhead efficiency ratio in the table above represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income (total revenue), adjusted to exclude the provision for loan losses, investment gains and losses, and other extraordinary gains and losses from the equation. Adjusted revenue declined slightly in 2012, but adjusted operating expense fell by a proportionately greater amount so our efficiency ratio was 102 basis points lower in 2012 than in 2011. Our efficiency ratio rose by 58 basis points in 2011 compared to 2010, since the drop in revenue was proportionately greater than the drop in operating expense.

The Company’s results reflect an increase in total non-interest income of $3.134 million, or 21%, for 2012 over 2011, but a decline of $4.273 million, or 22%, in 2011 relative to 2010. While the primary reasons for these fluctuations are discussed in greater detail below, several items of a non-recurring nature have impacted non-interest income over the past few years. For 2012, those items include the following: Gains on the sale of investments totaling $1.762 million; accrual adjustments which contributed to a drop of $490,000 in costs associated with tax credit investments and other limited partnership investments, and thus increased income; life insurance proceeds totaling $87,000; and, income on BOLI associated with deferred compensation plans totaling $339,000 in 2012, relative to a net loss of $92,000 on deferred compensation BOLI in 2011. In 2011, non-recurring items include the referenced loss on deferred compensation BOLI, a $1.660 million gain on the sale of investment securities, and a $1.370 million other-than-temporary impairment charge on equity investment securities. In 2010, non-recurring items include $2.643 million in gains on investment securities, and $238,000 in losses incurred upon the disposition of equipment that was acquired subsequent to the termination of operating leases. Total non-interest revenue was 1.47% of average earning assets in 2012, relative to 1.26% in 2011 and 1.64% in 2010.

The principal component of non-interest revenue, namely service charges on deposit accounts, increased by $133,000, or 1%, in 2012 over 2011, since a drop in overdraft and returned item charges was more than offset by increases in other deposit-related income. Deposit service charges declined by $1.669 million, or 15%, in 2011 relative to 2010, due to a drop in returned item and overdraft charges resulting from procedural changes and fee adjustments implemented pursuant to newly-enacted consumer-focused legislation and updated regulatory guidelines. The Company’s ratio of service charge income to average transaction account balances was 1.7% in 2012, down from 2.0% in 2011 and 2.6% in 2010.

The next line item under other operating income is credit card fees, which consist primarily of credit card interchange fees. Despite the sale of all credit card balances in 2007, we still receive a portion of the interchange and interest income from credit cards issued in our name. Credit card fees declined by $21,000, or 5%, in 2012 relative to 2011, but increased by $20,000, or 5%, in 2011 over 2010.

Check card fees, which represent interchange fees from electronic funds transactions (EFT), increased by $268,000, or 11%, in 2012 over 2011, and also increased by $258,000, or 11%, in 2011 relative to 2010. The increases resulted from fees earned on incremental cards issued in association with new retail deposit accounts, as well as increased usage per card. The rising popularity of point-of-sale transactions leads us to believe that the upward trend in the number of such transactions will likely continue, although that will not necessarily translate into higher fees since interchange rates could decline.

Other service charges and fees also constitute a relatively large portion of non-interest income, with the principal components consisting of ATM fees from transactions not associated with deposit customers (also referred to as foreign ATM fees), currency order fees, other fees for merchant services, and operating lease income. Other service charges, commissions, and fees increased by $111,000, or 6%, in 2012 over 2011, but declined by $180,000, or 8%, in 2011 relative to 2010. The increase in 2012 came from relatively small increases in numerous categories, while the decline in 2011 was due to a drop in leasing income resulting from declining operating lease balances which was partially offset by increases in merchant fees and foreign ATM fees.

Bank-owned life insurance income increased by $486,000, or 52%, in 2012 over 2011, but declined by $448,000, or 32%, in 2011 relative to 2010. The fluctuations were primarily the result of income and losses on BOLI associated with deferred compensation plans, which is classified as “separate account” BOLI. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At December 31, 2012, the Company had $34.8 million invested in single-premium general account BOLI, which generates income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and certain other employee benefits. General account BOLI income is typically fairly consistent, with interest credit rates that do not change frequently, although a $5 million additional investment in BOLI at the end of the third quarter of 2011 supplemented our general account BOLI income. In addition to general account BOLI, the Company had $3.2 million invested in separate account BOLI at December 31, 2012, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. Deferred compensation accounts have returns pegged to participant-directed investment allocations, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period. There was a gain on separate account BOLI totaling $339,000 in 2012 relative to a loss of $92,000 in 2011, for an absolute increase in separate account BOLI income of $431,000 for the comparative years. The comparison for 2011 relative to 2010 reflects a drop of $444,000 in separate account BOLI income, due to the $92,000 loss in 2011 relative to a gain of $352,000 in 2010. As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that effectively offset losses on separate account BOLI.

Gains on loan sales increased by $44,000 or 32%, in 2012 over 2011, and also reflect an increase of $34,000, or 32%, in 2011 over 2010. Loan sales have been increasing due to a rise in mortgage lending activity. In 2012, 2011 and 2010, gains on the sale of investments totaled $1.762 million, $1.660 million, and $2.643 million, respectively, representing significant additions to income. The net gain on investments for 2012 was due primarily to gains realized in the fourth quarter, subsequent to the sale of approximately $49 million in mortgage-backed and municipal securities to provide additional liquidity for loan growth. The net gain in 2011 came from the sale of $43 million in select mortgage-backed securities, the proceeds of which were used to retire short-term debt and enable the non-renewal of certain higher-cost time deposits. The sale of securities in both 2012 and 2011 helped us reduce potential volatility and improve the overall quality of the bonds held in our investment portfolio, but contributed to a lower yield on investments. In 2011 we also recorded a $1.370 million other-than-temporary impairment (OTTI) charge against equity investment securities, offsetting much of the income boost provided by the gain on the sale of investments. The investment gains realized in 2010 were taken pursuant to a portfolio restructuring in the third quarter that involved the sale of $64 million in mortgage-backed securities.

The next line item reflects pass-through losses associated with our investments in low-income housing tax credit funds and other limited partnership investments. Those costs, which are netted out of revenue, declined by $490,000, or 55%, in 2012 relative to 2011, but increased by $77,000, or 10%, in 2011 over 2010. Annual fluctuations typically result from expense accrual adjustments made subsequent to the receipt of updated partnership financial statements, and the relatively large drop in 2012 was primarily the result of cumulative accrual adjustments that are not expected to be repeated in future years.

Other non-interest income includes gains and losses on the disposition of assets (other than foreclosed assets), life insurance proceeds, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income improved by $151,000, or 164%, in 2012 over 2011, and also reflects an increase of $142,000 in 2011 relative to 2010. Other income in 2012 includes non-recurring life insurance proceeds totaling $87,000. A non-recurring $238,000 loss on the disposition of equipment acquired upon the termination of operating leases in 2010 was a factor in the comparative results for 2011 over 2010.

Total operating expense (non-interest expense) declined $949,000, or 2%, in 2012 relative to 2011, and was down by $4.033 million, or 8%, in 2011 relative to 2010. The reduction in 2012 resulted from favorable variances in numerous expense categories. The drop in 2011 relative to 2010 was due primarily to a reduced level of net OREO expenses and lower FDIC assessments. Non-interest expense includes the following non-recurring items and expenses related to ongoing credit issues: Net OREO expense of $4.914 million in 2012, $5.226 million in 2011, and $7.572 million in 2010; a $75,000 non-recurring expense offset in 2012 in conjunction with the renewal of our contract for debit transaction processing; vendor credits in the amount of $181,000 received in 2011, for prior-year overcharges on processing software; a non-recurring accrual of $240,000 in 2011 for potential expenses related to leases; and, a $75,000 legal settlement paid in 2010 on an operations-related issue. Total non-interest expense declined to 3.79% of average earning assets for 2012, relative to 4.01% in 2011 and 4.39% in 2010.

The largest component of operating expense, namely salaries and employee benefits, increased by only $65,000, or less than 1%, in 2012 over 2011, and declined by $200,000, or 1%, in 2011 relative to 2010. All three years reflect reduced accruals for officer bonuses to adjust for Company, branch, and individual performance relative to internal targets. Additional components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with FASB guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of the related loans totaled $2.745 million in 2012, $2.586 million in 2011, and $2.376 million in 2010, with the fluctuations due to variability in successful loan origination activity. Employee deferred compensation expense accruals totaled $188,000 in 2012, relative to $17,000 in 2011 and $206,000 in 2010. As noted above in our discussion of BOLI income, the accruals associated with employee deferred compensation plans are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Salaries and benefits have been further impacted by normal annual salary adjustments, and strategic staff additions in recent years to help position the Company for future growth opportunities. The increase in deferred compensation expense accruals in 2012 was almost entirely offset by the increase in the deferral of loan origination salaries, thus the slight increase in total salaries and benefits was primarily due to regular annual increases and staff additions. The drop in total compensation expense in 2011 was due to a lower level of deferred compensation accruals and a higher level of deferred loan origination salaries, with those beneficial variances partially offset by an increase in expense accruals associated with stock options. Salaries and benefits increased to 44.44% of total operating expense in 2012, from 43.42% in 2011 and 40.41% in 2010, with the increase in the ratio resulting from a declining level of total operating expense rather than a rising level of salaries and benefits. The number of full-time equivalent staff employed by the Company totaled 399 at the end of 2012, 383 at the end of 2011, and 390 at the end of 2010.

Total rent and occupancy costs, including furniture and equipment expense, dropped by $377,000, or 6%, in 2012 relative to 2011, and also fell by $282,000, or 4%, in 2011 as compared to 2010. The decline in 2012 is due mainly to lower costs resulting from the purchase of our headquarters office building at the end of 2011, and a drop in depreciation expense on furniture and equipment. The largest impact for 2011 came from the January 2011 closure of a branch with a relatively costly lease, and lower maintenance/repair costs.

Advertising and marketing costs declined by $280,000, or 14%, in 2012 relative to 2011, but were up by $72,000, or 4%, in 2011 over 2010. The drop in 2012 was due mainly to a reduction in costs associated with our direct-mail marketing campaign for deposits, as well as lower television and print advertising costs. Management expects marketing costs to increase in 2013, perhaps back to 2011 levels, due to the enhancement of our direct-mail campaign and an increase in image advertising.

Data processing costs reflect an increase of $284,000, or 19%, in 2012 over 2011, but a drop of $214,000, or 12%, in 2011 as compared to 2010. The increase in 2012 was due in large part to $181,000 in non-recurring vendor credits which were received in the first quarter of 2011 for prior-year overcharges on processing software, as well as higher internet banking costs. The decline for 2011 also resulted largely from the referenced vendor credits.

Deposit services costs dropped by $250,000, or 10%, in 2012, and by $192,000, or 7%, in 2011. The decline for 2012 was due in part to a $75,000 non-recurring expense offset in conjunction with the renewal of our contract for debit card transaction processing, as well as lower operating costs associated with online deposit products, debit card processing and other miscellaneous deposit cost categories. The decline for 2011 was due primarily to lower costs associated with our online deposit products, net of an increase in debit card processing costs.

Loan services costs, which include net expenses associated with foreclosed assets, credit card costs, and other loan processing costs, were reduced by $359,000, or 6%, in 2012 relative to 2011, and by $2.029 million, or 24%, in 2011 relative to 2010. Much of the variability in loan costs in recent years has been driven by net expenses on foreclosed assets, which is comprised of write-downs taken subsequent to re-appraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. Net foreclosed asset expenses have been trending down, due primarily to the fact that OREO write-downs have been declining as real estate values have started to stabilize. For 2011 over 2010, the drop in OREO costs was partially offset by increases in costs associated with collections and appraisals and the aforementioned non-recurring accrual of $240,000 in 2011 for potential expenses on operating leases.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense increased by $258,000, or 20%, in 2012, and by $135,000, or 12%, in 2011, due to rate increases as well as costs associated with the addition and enhancement of data circuits. Postage expense increased by $142,000, or 25%, in 2012, and by $18,000, or 3%, in 2011, with the increase in 2012 resulting primarily from additional mailings for compliance disclosures relating to deposit account overdrafts. Other miscellaneous costs fell by $121,000, or 14%, in 2012, and by $173,000, or 16%, in 2011, due to lower depreciation on operating leases and tighter expense controls in various other areas.

Legal and accounting costs declined by $467,000, or 27%, in 2012 relative to 2011, but increased by $443,000, or 35%, in 2011 over 2010. The reduction in 2012 was mainly from lower legal costs for loan collections, while the increase for 2011 was due to higher legal costs for collections and consulting costs which were necessitated by the numerous changes in regulatory expectations and the associated promulgation of new guidance on overdrafts.

Other professional services costs include FDIC assessments and other regulatory costs, directors’ costs, certain insurance costs, and certain shareholder expenses. This category was substantially the same in 2012 as in 2011, since a $215,000 increase in accruals for directors’ deferred compensation was effectively offset by a lower accrual for regulatory assessments. Other professional services costs fell by $1.520 million, or 41%, in 2011 relative to 2010, due in part to a lower accrual for FDIC assessments resulting from the FDIC’s implementation of a new rate structure in 2011 and the Company’s reduced risk profile. The 2011 variance in other professional service expense also reflects a decline in director retirement plan accruals, and a drop in deferred compensation accruals for the Company’s directors due to losses on directors’ deferred compensation plans in 2011 relative to gains in 2010. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.

Stationery and supply costs increased $33,000, or 5%, in 2012, but declined by $10,000, or 1%, in 2011. Sundry and teller costs increased $143,000, or 38%, in 2012 over 2011, due to a surge in debit card fraud. Our debit card processor implemented additional fraud detection and prevention capabilities in October 2012 which should help reduce losses from levels experienced in 2012, although no assurance can be provided in that regard. Sundry and teller costs fell by $81,000, or 18%, in 2011, due mainly to a non-recurring settlement of $75,000 paid to a deposit customer in 2010 for a fraud loss.

Income Taxes

The Company sets aside its provision for income taxes on a monthly basis. As indicated in Note 9 in the Notes to Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between book income and taxable income. Those permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of BOLI (BOLI income), California Enterprise Zone deductions, and certain book expenses that are not allowed as tax deductions. Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $2.703 million in federal tax-exempt income in 2012, $2.834 million in 2011, and $2.709 million in 2010. Tax credits, including hiring tax credits as well as those generated by our investments in low-income housing tax credit funds, are applied as a direct reduction to our tax liability for both book and tax purposes. The Company had investments totaling $8.7 million in low-income housing tax credit funds as of December 31, 2012. Those investments, which are included in other assets rather than in our investment portfolio, have generated substantial tax credits over the past few years, with about $1.4 million in credits available for the 2012 tax year and $1.6 million in tax credits utilized in 2011. The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with complete certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. Because we have not invested in additional tax credit funds for the past few years, the level of low-income housing tax credits available for future years will taper off until they are substantially utilized by the end of 2018. This means that even if taxable income stayed at the same level through 2018, our tax accrual rate would gradually increase.

The Company had an income tax benefit of $344,000 in 2012, relative to income tax expense of $564,000 in 2011 and an income tax benefit of $234,000 in 2010. The negative income tax provisions for 2012 and 2010 are primarily the result of lower taxable income relative to the Company’s available tax credits, but they were also favorably affected by a higher level of BOLI income. As noted above, tax-exempt interest income on municipal securities was not materially different in 2012, 2011, and 2010.

In addition to permanent differences, some income and expense items are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2012, the Company had a net deferred tax asset of $12.0 million.

Financial Condition

Total assets of $1.438 billion at the end of 2012 reflect an increase of $102 million, or 8%, for the year, due to growth in loans. In contrast, we experienced loan growth challenges in 2011, 2010, and 2009 as a result of less-than-ideal economic conditions and heightened competition for quality loans. The $122 million increase in gross loans during 2012 was funded in large part by core non-maturity deposits, which were up $100 million for the period. Investment securities experienced growth during much of 2012, but reflect a net reduction by year-end of $26 million, or 6%, due to the fourth quarter sale of approximately $49 million in balances that consisted primarily of mortgage-backed securities.

Even though the regional economy appears to have stabilized, most of our market areas have not improved materially. Some of our borrowers are still experiencing the residual effects of lower consumer spending and economic activity, and our asset quality is still being negatively impacted. Nonperforming assets, including nonperforming loans and foreclosed assets, ended the year at $72.8 million, an increase of $1.4 million, or 2%, relative to year-end 2011. Nonperforming loans had been trending substantially lower for much of the year, but increased in the fourth quarter of 2012 due to the downgrade of two large loan relationships totaling about $28 million. The Company’s allowance for loan and lease losses was 1.58% of total loans at December 31, 2012, a drop from the 2.28% ratio at the end of 2011 due to significant growth in total loans, combined with the fact that net loan charge-offs exceeded the loan loss provision by $3.410 million in 2012. Charge-offs were higher than the provision because some of the charge-offs were made against previously established specific reserves and thus did not require replenishment.

We still have a very strong capital position, due in part to our registered direct offering in 2010 and private placement in 2009, and positive net income throughout the recession. Furthermore, our liquidity position has remained strong for the past couple of years due to growth in customer deposits and the runoff of a large volume of wholesale-sourced brokered deposits and other borrowings, in addition to a substantial increase in unpledged investments. Our robust capital position and access to liquidity resources position us well to take advantage of growth opportunities that might arise as the economy improves, although no assurance can be provided in that regard.

Significant changes in the relative size of balance sheet components in 2012 include net loans and leases, which increased to 60% of total assets at the end of 2012 from 55% at the end of 2011, and investment securities, which declined to 26% of total assets at the end of 2012 from 30% at the end of 2011. On the liability side, non-maturity deposits increased to 70% of total deposits at the end of 2012 from 67% at the end of 2011, while customer time deposits (including CDARS) fell to 29% of total deposits at December 31, 2012 from 32% at December 31, 2011. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability. The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2008 through 2012, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution tables that follow set forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated. The first table provides the loan distribution for the past five years, with a level of detail consistent with 10-K disclosures in previous years. The second table provides the loan distribution as of the two most recent year-ends using the loan categories that have been disclosed in our recent quarterly reports, which include a greater level of detail for real estate loans than is available for the five-year disclosure. The gross balances shown include nonperforming loans by type, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs.

Loan and Lease Distribution
(dollars in thousands)	Year Ended December 31,
	2012	2011	2010	2009	2008
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	$303,424	$328,973	$360,517	$421,114	$456,932
Secured by Residential Properties	170,514	188,117	200,156	188,750	189,849
Secured by Farmland	71,851	60,142	61,293	56,654	57,808
Total Real Estate	545,789	577,232	621,966	666,518	704,589
Agricultural	22,482	17,078	13,457	9,865	13,542
Commercial and Industrial	257,896	99,408	94,768	116,835	122,856
Small Business Administration loans	20,523	21,006	18,616	18,626	19,463
Direct Financing Leases	4,233	6,743	10,234	15,394	19,883
Consumer Loans	28,872	36,124	45,585	56,992	65,755
Total Loans and Leases	$879,795	$757,591	$804,626	$884,230	$946,088

Percentage of Total Loans and Leases
Real Estate:
Secured by Commercial/Professional Office Properties including construction and development	34.49%	43.42%	44.81%	47.62%	48.30%
Secured by Residential Properties	19.38%	24.83%	24.88%	21.35%	20.07%
Secured by Farmland	8.17%	7.94%	7.62%	6.41%	6.11%
Total Real Estate	62.04%	76.19%	77.30%	75.38%	74.47%
Agricultural	2.56%	2.25%	1.67%	1.12%	1.43%
Commercial and Industrial	29.31%	13.12%	11.79%	13.21%	12.99%
Small Business Administration loans	2.33%	2.77%	2.31%	2.11%	2.06%
Direct Financing Leases	0.48%	0.90%	1.27%	1.73%	2.11%
Consumer Loans	3.28%	4.77%	5.67%	6.45%	6.95%
	100.00%	100.00%	100.00%	100.00%	100.00%

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2012	2011
Real Estate:
1-4 family residential construction	$3,174	$8,488
Other Construction/Land	28,002	40,060
1-4 family - closed-end	99,917	104,953
Equity Lines	61,463	66,497
Multi-family residential	5,960	8,179
Commercial RE- owner occupied	182,614	183,070
Commercial RE- non-owner occupied	92,808	105,843
Farmland	71,851	60,142
Total Real Estate	545,789	577,232
Agricultural products	22,482	17,078
Commercial and Industrial	257,896	99,408
Small Business Administration Loans	20,523	21,006
Direct finance leases	4,233	6,743
Consumer loans	28,872	36,124
Total Loans and Leases	$879,795	$757,591
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.35%	1.12%
Other Construction/land	3.18%	5.29%
1-4 family - closed-end	11.36%	13.85%
Equity Lines	6.99%	8.78%
Multi-family residential	0.68%	1.08%
Commercial RE- owner occupied	20.76%	24.16%
Commercial RE- non-owner occupied	10.55%	13.97%
Farmland	8.17%	7.94%
Total Real Estate	62.04%	76.19%
Agricultural products	2.56%	2.25%
Commercial and Industrial	29.31%	13.12%
Small Business Administration Loans	2.33%	2.77%
Direct finance leases	0.48%	0.90%
Consumer loans	3.28%	4.77%
	100.00%	100.00%

The Company’s gross loans and leases totaled $880 million at the end of 2012, an increase of $122 million, or 16%, since the end of 2011. Loan balances had been declining for the past few years due to reductions associated with the resolution of impaired loans and runoff in the normal course of business, but they experienced a significant increase in 2012 due in large measure to growth in balances outstanding on mortgage warehouse lines (a subcomponent of commercial and industrial loans). While the Company has engaged in mortgage warehouse lending on a limited basis for the past several years, the surge in balances in 2012 is primarily the result of hiring an experienced mortgage warehouse lender with contacts throughout California, our implementation of new software to automate the process and provide additional internal controls, and recent market opportunities created by an increase in refinancing activity and the decision of certain competitors to focus principally on larger mortgage lenders. Since mortgage lending activity is strongly correlated to interest rates and has historically been subject to significant fluctuations, no assurance can be provided with regard to our ability to maintain or continue to grow mortgage warehouse balances in the future.

During 2012, commercial loans grew by $158 million, or 159%, increasing to 29.31% of total loans at December 31, 2012 from 13.12% at December 31, 2011. Mortgage warehouse lines account for $142 million of the growth in commercial loans, with net growth of about $16 million in other commercial loan categories. Furthermore, loans secured by farmland (ag mortgage loans) were up almost $12 million, or 20%, and agricultural production loans increased by $5 million, or 32%. The growth in ag mortgage loans was offset by declining balances in other real-estate loan categories, thus total real-estate secured loans declined by $31 million, or 5%, during 2012. Consumer loans were also down $7 million, or 20%, and direct finance leases fell by almost $3 million, or 37%. Management has made selective personnel changes over the past few years and has established branch objectives weighted toward high-quality loan growth, to help ensure that growth is not concentrated solely in one segment of the portfolio and to counter factors that have impeded the Company’s loan growth, such as weak loan demand, tightened credit criteria for real estate loans, and heightened competition. Furthermore, there is anecdotal evidence that certain sectors of the local economy are beginning to improve, which could also benefit loan growth. We have seen a recent increase in lending activity in areas other than mortgage warehouse loans, but no assurance can be provided that this will be sustained and that loan growth will continue, especially in the near term.

Although not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells or participates out portions of certain commercial real estate loans, agricultural or residential mortgage loans, and other loans to non-affiliated investors, and we currently provide servicing for a small number of SBA loans.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2012, including non-accruing loans, grouped by remaining scheduled principal payments.

Loans and Lease Maturity

(dollars in thousands)

	As of December 31, 2012
	Three months or less	Three months to twelve months	One to five years	Over five years	Total	Floating rate: due after one year	Fixed rate: due after one year
Agricultural	$1,519	$15,998	$3,362	$1,603	$22,482	$1,985	$2,980
Commercial and Industrial (1)	182,242	30,889	32,523	32,765	278,419	18,848	46,440
Real Estate	18,071	39,081	102,496	386,141	545,789	209,082	279,555
Consumer Loans	2,338	3,548	7,792	15,194	28,872	1,335	21,651
Direct Financing Leases	843	231	781	2,378	4,233	-	3,159
Total	$205,013	$89,747	$146,954	$438,081	$879,795	$231,250	$353,785

(1) Includes Small Business and Administration Loans

For a comprehensive discussion of the Company’s liquidity position, balance sheet re-pricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company makes commitments to extend credit to its customers in the normal course of business, as long as there are no violations of conditions established in contractual arrangements. The effect on the Company’s revenues, expenses, cash flows and liquidity from unused portions of commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized. Total unused commitments to extend credit were $225 million at December 31, 2012, as compared to $154 million at December 31, 2011. Those numbers include $29 million in home equity lines of credit at December 31, 2012, and $31 million at December 31, 2011. The increase in unused commitments during 2012 was due to an increase in undisbursed commitments on mortgage warehouse lines, and the addition of the unused portions of deposit account overdraft lines that were formalized during 2012. Unused commitments represented 26% of gross loans and leases outstanding at December 31, 2012 and 20% at December 31, 2011. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $15 million at December 31, 2012 and $20 million at December 31, 2011.

These off-balance sheet obligations represent potential credit risk to the Company, and a $197,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2012. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2012, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$35,928	$5,000	$-	$-	$30,928
Operating lease obligations	9,054	1,005	1,848	1,384	4,817
Other long-term obligations	962	-	-	-	962
Total	$45,944	$6,005	$1,848	$1,384	$36,707

Nonperforming Assets

Nonperforming assets (NPA’s) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (OREO). OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt exists with regard to the Company’s ability to collect all principal and interest on a loan or lease. At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well-secured and in the process of collection. If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDR’s may be classified as either nonperforming or performing loans depending on their accrual status.

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

Nonperforming Assets and Performing TDRs
(dollars in thousands)	As of December 31,
	2012	2011	2010	2009	2008
NON-ACCRUAL LOANS:
Real Estate
Secured by Commercial/Professional Office Properties including construction and development	$28,120	$25,127	$32,222	$31,842	$24,432
Secured by Residential Properties	16,559	14,099	6,270	5,652	2,918
Secured by Farmland	1,933	6,919	404	429	42
Subtotal Real Estate	46,612	46,145	38,896	37,923	27,392
Agricultural	664	-	-	-	-
Commercial and Industrial	2,386	3,778	2,005	3,559	771
Small Business Administration Loans	2,159	3,452	3,440	3,683	862
Consumer Loans	1,138	2,144	1,112	756	392
Direct Financing Leases	135	591	501	1,053	369
TOTAL NONPERFORMING LOANS	53,094	56,110	45,954	46,974	29,786

Foreclosed assets	19,754	15,364	20,691	25,654	7,127
Total nonperforming assets	$72,848	$71,474	$66,645	$72,628	$36,913
Performing TDRs (1)	$18,652	$36,058	$12,465	$28,024	$-
Nonperforming loans as a % of total gross loans and leases	6.03%	7.41%	5.71%	5.31%	3.15%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	8.10%	9.25%	8.08%	7.98%	3.87%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Nonperforming Assets and Performing TDRs

(dollars in thousands)

	As of December 31,
	2012	2011
NON-ACCRUAL LOANS: (1)
Real Estate:
1-4 family residential construction	$153	$2,244
Other Construction/Land	11,163	4,083
1-4 family - closed-end	15,381	7,605
Equity Lines	1,026	1,309
Multi-family residential	-	2,941
Commercial RE- owner occupied	5,314	7,086
Commercial RE- non-owner occupied	11,642	13,958
Farmland	1,933	6,919
TOTAL REAL ESTATE	46,612	46,145
Agricultural products	664	-
Commercial and Industrial	2,386	3,778
Small Business Administration Loans	2,159	3,452
Direct finance leases	135	591
Consumer loans	1,138	2,144
TOTAL NONPERFORMING LOANS	$53,094	$56,110

Foreclosed assets	19,754	15,364
Total nonperforming assets	$72,848	$71,474
Performing TDRs (1)	$18,652	$36,058
Nonperforming loans as a % of total gross loans and leases	6.03%	7.41%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	8.10%	9.25%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Nonperforming assets comprised 4% of total loans and leases plus foreclosed assets at the end of 2008, but have escalated since then due to deterioration in economic conditions and the associated negative impact on our borrowers. Total NPA’s increased by $1.4 million, or 2%, during 2012, but fell slightly as a percentage of gross loans and leases plus foreclosed assets due to growth in loans. Nonperforming loans declined by $3.0 million, or 5%, but foreclosed assets increased by $4.4 million, or 29%. As noted above, nonperforming loans had been trending substantially lower for much of the year, but increased in the fourth quarter of 2012 due to the addition of two large relationships totaling about $28 million. One of those relationships consists of a $7 million note which the Company is currently negotiating to sell, although no assurance can be provided that a sale will be consummated. The other relationship is comprised of cross-collateralized development loans and loans secured by income properties, which were current per the terms of the restructured loan agreements as of year-end and which, when viewed in aggregate, are adequately collateralized and guaranteed by a borrower with strong net worth. The relationship was downgraded and placed on non-accrual status to accelerate the reduction of principal, which could ultimately provide management with a higher degree of confidence that all principal and interest due on the loans will eventually be collected, although no assurance can be provided in that regard.

Non-accruing loan balances secured by real estate comprised $46.6 million of total nonperforming loans at December 31, 2012, and reflect a net increase of $467,000, or 1%, during the year. Gross additions to nonperforming real estate loans totaled $43.4 million for 2012, including the aforementioned relationships transferred in the fourth quarter. Partially offsetting the increase created by additional real estate loans being placed on non-accrual status during 2012 were net pay-downs on nonperforming real estate loans of $10.1 million, charge-offs totaling $8.7 million, $22.5 million in transfers to OREO, and the return to accrual status of $1.7 million in balances. Nonperforming commercial and SBA loans declined by a combined $2.7 million, or 37%, during 2012, ending the period at $4.5 million. Gross additions to nonperforming commercial and SBA loans totaled $2.3 million for 2012, but additions were more than offset by net pay-downs of $1.9 million and the charge-off of $2.8 million in nonperforming commercial loan balances. Nonperforming consumer loans, which are largely unsecured, declined by $1.0 million, or 47%, to a total of $1.1 million at December 31, 2012, due primarily to charge-offs during the year.

The balance of nonperforming loans at December 31, 2012 includes $33.5 million in TDR’s and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $18.7 million in loans classified as performing TDR’s for which we were still accruing interest at December 31, 2012, relative to a balance of $36.1 million at December 31, 2011. Performing TDR’s reflect a reduction of $17.4 million for the year, since approximately $18 million of the loans in the two large relationships placed on non-accrual status in the fourth quarter of 2012 were performing TDR’s prior to being downgraded. Notes 2 and 4 in the Notes to Consolidated Financial Statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

As noted above, foreclosed assets increased $4.4 million, or 29%, during 2012, due to the migration of $22.5 million in nonperforming real estate loans into OREO, less OREO sold and any write-downs during that period. A few large loans which were foreclosed on during 2012 were also subsequently sold during the year. The balance of foreclosed assets at December 31, 2012 had an aggregate carrying value of $19.8 million, and was comprised of 69 properties classified as OREO and three mobile homes. Much of our OREO at year-end 2012 consisted of vacant lots or land, but there were also nine residential properties totaling $1.5 million and 12 commercial buildings with a combined book balance of $7.3 million. At the end of 2011 foreclosed assets totaled $15.4 million, comprised of 66 properties in OREO and five mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed or marketed. Collection efforts are continuously pursued for all nonperforming loans, but no assurance can be provided that they will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is adequate to absorb specifically identified probable losses on impaired loans and leases, as well as probable incurred losses inherent in the remaining loan portfolio. When available information confirms that specific loans and leases, or portions thereof, are uncollectible, those amounts are immediately charged off against the allowance. Recoveries are generally recorded only when cash payments are received subsequent to the charge off. Note 2 in the Notes to Consolidated Financial Statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for loan and lease losses.

At December 31, 2012, our allowance for loan and lease losses was $13.9 million, or 1.58% of gross loans and leases, a 20% decline from the $17.3 million allowance at December 31, 2011 which was 2.28% of gross loans and leases. The Company’s total allowance was 26.13% of nonperforming loans at December 31, 2012, relative to 30.80% at December 31, 2011. The $3.4 million reduction in the allowance in 2012 was due in part to the write-down of certain impaired collateral-dependent loan balances against previously-established specific reserves, which did not directly lead to the need for reserve replenishment, as well as a reduction in general reserves consistent with improvement in the quality of the Company’s performing loans. Despite substantial charge-offs against previously-established specific reserves, reserves for impaired loans declined by only $1.6 million during 2012, since the impact of charge-offs was partially offset by the establishment of specific reserves for loans migrating to impaired status and the enhancement of specific reserves to reflect updated expectations with regard to realizable values. General reserves for incurred losses on performing loans declined by $1.8 million, or 21%, due to the adjustment of qualitative factors to reflect management’s assessment that default risk has declined. We believe that default risk is lower because certain higher-risk balances originated prior to the recession have migrated out of performing loans due to payoffs or performance issues, and many of the remaining loans were originated in recent years using more stringent credit criteria and are thus deemed less likely to experience losses. The decline in the allowance for loan and lease losses resulting from the adjustment of qualitative factors was partially offset by the establishment of loss reserves for new loan growth, and the refinement of proxy loss rates which are incorporated into the model when there is insufficient data to utilize the Bank’s own historical loan rates. An allowance for potential losses inherent in unused commitments, totaling $197,000 at December 31, 2012, is included in other liabilities.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses
(dollars in thousands)

	As of and for the years ended December 31,
Balances:	2012	2011	2010	2009	2008
Average gross loans and leases outstanding during period	$789,333	$767,901	$851,292	$926,326	$931,382
Gross loans and leases held for investment	$879,795	$757,591	$804,626	$884,230	$946,088

Allowance for Loan and Lease Losses:
Balance at beginning of period	$17,283	$21,138	$23,715	$15,094	$12,276
Provision charged to expense	14,210	12,000	16,680	21,574	19,456
Charge-offs
Real Estate:
1-4 family residential construction	46	1,389	1,706	536	1,375
Other Construction/Land	1,994	1,807	4,579	2,599	7,453
1-4 Family - closed-end	1,763	795	1,400	1,649	459
Equity Lines	1,234	1,776	596	695	608
Multi-family residential	1,262	-	97	-	-
Commercial RE- owner occupied	2,117	1,306	946	26	66
Commercial RE - non-owner occupied	2,522	3,027	1,358	-	-
Farmland	170	496	27	-	60
TOTAL REAL ESTATE	11,108	10,596	10,709	5,505	10,021
Agricultural products	634	-	-	524	-
Commercial and Industrial	3,517	3,407	4,998	3,508	2,438
Small Business Administration Loans	753	148	293	143	558
Direct Finance Leases	198	82	646	97	255
Consumer Loans	2,568	2,754	3,691	4,622	3,936
Consumer Credit Cards	-	-	-	5	17
Total	18,778	16,987	20,337	14,404	17,225
Recoveries
Real Estate:
1-4 family residential construction	7	133	25	270	32
Other Construction/Land	61	38	13	242	-
1-4 Family - closed-end	40	23	41	10	-
Equity Lines	21	4	41	2	3
Multi-family residential	-	-	-	-	-
Commercial RE- owner occupied	104	71	-	-	-
Commercial RE - non-owner occupied	12	148	-	-	-
Farmland	57	1	-	-	-
TOTAL REAL ESTATE	302	418	120	524	35
Agricultural products	-	-	-	-	-
Commercial and Industrial	483	323	462	474	82
Small Business Administration Loans	95	71	63	75	154
Direct Finance Leases	-	57	159	103	38
Consumer Loans	276	263	274	262	255
Consumer Credit Cards	2	-	2	13	23
Total	1,158	1,132	1,080	1,451	587
Net loan charge offs (recoveries)	17,620	15,855	19,257	12,953	16,638
Balance	$13,873	$17,283	$21,138	$23,715	$15,094

RATIOS
Net Loan and Lease Charge-offs to Average Loans and Leases	2.23%	2.06%	2.26%	1.40%	1.79%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.58%	2.28%	2.63%	2.68%	1.60%
Allowance for Loan Losses to Non-Performing Loans	26.13%	30.80%	46.00%	50.49%	50.67%
Net Loan and Lease Charge-offs to Allowance for Loan Losses at End of Period	127.01%	91.74%	91.10%	54.62%	110.23%
Net Loan Charge-offs to Provision for Loan and Lease Losses	124.00%	132.13%	115.45%	60.04%	85.52%

As shown in the table immediately above, the Company’s provision for loan and lease losses was increased by $2.210 million, or 18%, for 2012 relative to 2011. There was also an increase in net loans charged off in 2012, which were up by $1.765 million, or 11%, for the reasons noted above in the “Provision for Loan and Lease Losses” section. Gross real estate loan charge-offs totaled $11.108 million in 2012, reaching their highest level since the beginning of the recession and representing an increase of $512,000 over 2011, due in part to continued incremental write-downs on collateral-dependent loans. Gross charge-offs for commercial loans (including SBA-guaranteed loans) and consumer loans, at $4.270 million and $2.568 million, respectively, also remained at relatively high levels in 2012. Recoveries of loan principal that had previously been charged off, which were credited back to the allowance for loan and lease losses, totaled $1.158 million in 2012, approximately the same as in 2011. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at December 31, 2012 represents management’s best estimate of probable losses in the loan portfolio as of that date. Fluctuations in credit quality, changes in economic conditions, or other factors could induce us to augment or reduce the allowance, however, and no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.

Provided below is a summary of the allocation of the allowance for loan and lease losses for specific loan categories at the dates indicated. The allocation presented should not be viewed as an indication that charges to the allowance will be incurred in these amounts or proportions, or that the portion of the allowance allocated to a particular loan category represents the total amount available for charge-offs that may occur within that category.

Allocation of Allowance for Loan and Lease Losses

(dollars in thousands)

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Agricultural	$258	2.56%	$19	2.25%	$62	1.67%	$10	1.12%	$17	1.43%
Commercial and Industrial (2)	3,302	31.64%	6,085	15.89%	7,653	14.09%	7,006	15.32%	4,922	15.04%
Real Estate	8,034	62.04%	8,260	76.19%	10,143	77.30%	12,348	75.38%	6,839	74.47%
Consumer Loans	2,114	3.28%	2,608	4.77%	2,996	5.67%	3,752	6.45%	3,129	6.95%
Direct Financing Leases	165	0.48%	311	0.90%	284	1.27%	599	1.73%	187	2.11%
Total	$13,873	100.00%	$17,283	100.00%	$21,138	100.00%	$23,715	100.00%	$15,094	100.00%

(1) Represents percentage of loans in category to total loans

(2) Includes Small Business Administration loans

Investments

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus Federal Reserve Bank balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 28% of total assets at December 31, 2012, compared to 32% at December 31, 2011.

We had no fed funds sold at December 31, 2012 or 2011. Interest-bearing balances held at other banks, consisting primarily of excess balance sheet liquidity placed in our Federal Reserve Bank account, totaled $20 million at both December 31, 2012 and December 31, 2011. The book balance of our investment portfolio was $380 million at December 31, 2012, relative to $406 million at the end of 2011. In the first quarter of 2012, surplus liquidity which was generated from growth in deposits and loan runoff was deployed into longer-term, agency-issued mortgage-backed securities and municipal bonds. However, we sold approximately $49 million in investment securities in the fourth quarter to help provide liquidity for loan growth, and our investment portfolio thus reflects a decline of $26 million, or 6%, for the year. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investments for the past three years.

Investment Portfolio-Available for Sale

(dollars in thousands)

	As of December 31,
	2012		2011		2010
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Government Agencies and Corporations	$2,988	$2,973	$2,008	$2,026	$4,954	$5,062
Mortgage-backed securities	298,806	301,389	328,751	331,758	252,320	255,143
State and political subdivisions	70,736	73,986	67,851	71,340	70,201	70,102
Equity securities	1,336	1,840	1,336	1,347	2,705	1,423
Total investment securities	$373,866	$380,188	$399,946	$406,471	$330,180	$331,730

U.S. Government agency securities increased by $1 million, or 47%, in 2012, since maturing balances were more than offset by purchases during the year. Mortgage-backed securities declined by $30 million, or 9%, during 2012, as purchases during the year were not of sufficient volume to make up for the aforementioned sale of bonds in the fourth quarter. The balance of municipal bonds increased by close to $3 million, or 4%, as the Company has taken advantage of relative value in that sector. All newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during 2012, although the market value of those securities increased by $493,000, or 37%. Investment securities pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $179 million at December 31, 2012 and $208 million at December 31, 2011, leaving $200 million in unpledged debt securities at December 31, 2012 and $197 million at December 31, 2011. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $79 million at December 31, 2012 and $112 million at December 31, 2011.

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2012. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to prepay certain obligations.

Maturity and Yield of Available for Sale Investment Portfolio

(dollars in thousands)

	December 31, 2012
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Government agencies	$-	0.00%	$978	1.12%	$1,996	1.14%	$-	0.00%	$2,973	1.13%
Mortgage-backed securities	11,372	-0.95%	251,361	2.09%	37,516	2.43%	1,142	2.21%	301,389	2.02%
State and political subdivisions	2,133	5.33%	10,026	5.83%	33,069	5.82%	28,757	4.27%	73,986	5.20%
Other equity securities	-	0.00%	-	0.00%	-	0.00%	1,840	32.78%	1,840	32.78%

Total Investment Securities	$13,505		$262,364		$72,580		$31,739		$380,188

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $42 million at the end of 2012 and $43 million at the end of 2011, comprising 3% of total assets at December 31, 2012 and 2011. The actual balance of cash and due from banks at any given time depends on the timing of collection of outstanding cash items, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $37 million average of non-earning cash and due from banks for 2012 was higher than the $35 million average for 2011, due in part to extra cash kept on hand to accommodate greater day-to-day fluctuations associated with a higher level of lending activity.

Premises and Equipment

Premises and equipment are stated on our books at cost, less accumulated depreciation and amortization. The cost of furniture and equipment is expensed as depreciation over the estimated useful life of the related assets, and leasehold improvements are amortized over the term of the related lease or the estimated useful life of the improvements, whichever is shorter. The following premises and equipment table reflects the original cost, accumulated depreciation and amortization, and net book value of fixed assets by major category, for the years noted:

Premises and Equipment

(dollars in thousands)

	As of December 31,
	2012			2011			2010
		Accumulated			Accumulated			Accumulated
		Depreciation			Depreciation			Depreciation
		and	Net Book		and	Net Book		and	Net Book
	Cost	Ammortization	Value	Cost	Ammortization	Value	Cost	Ammortization	Value
Land	$2,607	$-	$2,607	$2,607	$-	$2,607	$2,549	$-	$2,549
Buildings	15,720	7,259	8,461	16,662	6,843	9,819	12,322	5,548	6,774
Leasehold improvements	10,496	3,652	6,844	8,723	3,066	5,657	9,880	3,389	6,491
Construction in progress	4	-	4	12	-	12	1,033	-	1,033
Furniture and equipment	20,476	16,562	3,914	22,092	19,466	2,626	21,378	18,035	3,343
Total	$49,303	$27,473	$21,830	$50,096	$29,375	$20,721	$47,162	$26,972	$20,190

Net premises and equipment increased by $1.1 million, or 5%, during 2012, due in large part to the purchase and installation of upgraded ATM’s. The net book value of the Company’s aggregate premises and equipment was 1.5% of total assets at December 31, 2012, and 1.6% at December 31, 2011. Depreciation and amortization included in occupancy and equipment expense was $2.3 million for the year ended December 31, 2012, as compared to $2.5 million in 2011. Depreciation on equipment leased to others is reflected in other operating costs.

Other Assets

The Company’s goodwill, shown as a separate line item on the balance sheet, totaled $5.5 million at December 31, 2012 and 2011. It consists solely of goodwill that was generated in connection with our acquisition of Sierra National Bank in 2000. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment existed.

The line item for “other assets” on the Company’s balance sheet totaled $81.4 million at December 31, 2012, roughly the same as at December 31, 2011. At year-end 2012, other assets included as its largest components $38.0 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), an $8.7 million investment in low-income housing tax credit funds, a $6.4 million investment in restricted stock, a net deferred tax asset of $12.0 million, current prepaid income taxes totaling $3.8 million, and accrued interest receivable totaling $5.1 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock that typically experiences balance fluctuations in conjunction with our level of FHLB borrowings. This stock is not deemed to be marketable or liquid and is thus not grouped with the Company’s investments described above. Management has evaluated all deferred tax assets as of every reporting date pursuant to FASB guidance, and concluded that neither the quality of the deferred tax assets nor the Company’s future taxable income potential will preclude full realization of all amounts in future years.

Deposits

Another key balance sheet component impacting the Company’s net interest margin is our deposits. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section under Results of Operations–Net Interest Income and Net Interest Margin. A distribution of the Company’s deposits at December 31st for each year from 2008 through 2012, showing the balance and percentage of total deposits by type, is presented in the following table:

Deposit Distribution

(dollars in thousands)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Interest Bearing Demand Deposits	$84,655	$68,777	$-	$-	$-
Non-interest Bearing Demand Deposits	352,597	300,045	251,908	233,204	232,168
NOW	196,771	187,155	184,360	151,821	100,949
Savings	118,547	91,376	74,682	62,279	55,373
Money Market	71,222	76,396	156,170	165,097	146,896
CDAR's < $100,000	791	943	1,614	12,937	49,296
CDAR's ≥ $100,000	14,274	17,119	31,652	129,194	63,364
Customer Time deposit < $100,000	101,893	106,610	164,223	147,390	115,303
Customer Time deposits ≥ $100,000	218,284	222,847	187,665	195,510	182,649
Brokered Deposits	15,000	15,000	-	28,000	115,500
Total Deposits	$1,174,034	$1,086,268	$1,052,274	$1,125,432	$1,061,498

Percentage of Total Deposits
Interest Bearing Demand Deposits	7.21%	6.33%	0.00%	0.00%	0.00%
Non-interest Bearing Demand Deposits	30.03%	27.62%	23.94%	20.72%	21.87%
NOW	16.76%	17.23%	17.52%	13.49%	9.51%
Savings	10.10%	8.41%	7.10%	5.53%	5.22%
Money Market	6.07%	7.03%	14.84%	14.67%	13.84%
CDAR's < $100,000	0.07%	0.09%	0.15%	1.15%	4.64%
CDAR's ≥ $100,000	1.22%	1.58%	3.01%	11.48%	5.97%
Customer Time deposit < $100,000	8.68%	9.81%	15.61%	13.10%	10.86%
Customer Time deposits ≥ $100,000	18.58%	20.52%	17.83%	17.37%	17.21%
Brokered Deposits	1.28%	1.38%	0.00%	2.49%	10.88%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Furthermore, the scheduled maturity distribution of the Company’s time deposits at the end of 2012 was as follows:

Deposit Maturity Distribution
(dollars in thousands)	As of December 31, 2012
	Three	Three to six	Six to twelve	One to three	Over three
	months or	months	months	years	years	Total
CDAR's	$12,756	$345	$1,964	$-	$-	$15,065
Time Certificates of Deposit < $100,000	66,063	21,801	14,785	13,493	751	116,893
Other Time Deposits ≥ $100,000	170,202	25,650	17,738	4,694	-	218,284
Total	$249,021	$47,796	$34,487	$18,187	$751	$350,242

Total deposit balances increased by $88 million, or 8%, during 2012. Our deposit mix improved during the year since the growth came in core non-maturity deposits, which were up $100 million, or 14%, and increased to 70% of total deposits at the end of 2012 from 67% at the end of 2011. Our customers appear to have a propensity to save due to lingering economic uncertainties, but the growth in non-maturity deposits is also due in part to an intensified focus on business relationships and ongoing deposit acquisition programs, including our highly successful direct mail initiatives. Those factors contributed to increases of $53 million, or 18%, in non-interest bearing demand deposits, $16 million, or 23%, in interest-bearing demand deposits, $10 million, or 5%, in NOW accounts, and $27 million, or 30%, in savings deposits. The only non-maturity deposit category to show a decline for the year is money market deposits, which were down $5 million, or 7%. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths, and we continue to focus energy toward deposit account retention and growth.

Customer time deposits under $100,000 declined by $5 million, or 4%, during 2012, due mainly to the non-renewal of time deposits under the management of our Treasury Department, and customer time deposits over $100,000 also declined by $5 million, or 2%. CDAR’s deposits, which also represent time deposits that are primarily sourced from customers in our market areas, were down $3 million, or 17%, for the year, while the outstanding balance of wholesale-sourced brokered deposits remained at $15 million.

Other Borrowings

The Company’s non-deposit borrowings include overnight borrowings from other banks (“fed funds purchased”), overnight and term advances from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. In aggregate, we increased non-deposit borrowings by $8 million, or 12%, in 2012 to help fund loan growth.

Longer-term FHLB advances, having a remaining maturity of one year or more, totaled $5 million at December 31, 2012 and $15 million at December 31, 2011, reflecting a decline of $10 million. The Company also had $31 million in junior subordinated debentures at December 31, 2012 and December 31, 2011. The details of the Company’s short-term borrowings for the years 2012, 2011, and 2010 are presented in the table below:

Short-term Borrowings
(dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Repurchase Agreements
Balance at December 31	$1,419	$3,037	$-
Average amount outstanding	3,441	2,371	-
Maximum amount outstanding at any month end	7,630	5,789	-
Average interest rate for the year	0.61%	0.67%	N/A

Fed funds purchased
Balance at December 31	$-	$-	$-
Average amount outstanding	-	4	3
Maximum amount outstanding at any month end	-	35	-
Average interest rate for the year	N/A	0.19%	0.32%

FHLB advances
Balance at December 31	$36,650	$17,120	$14,650
Average amount outstanding	15,234	5,637	16,044
Maximum amount outstanding at any month end	66,520	33,000	44,900
Average interest rate for the year	0.24%	0.69%	1.18%

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. We had no overnight fed funds purchased on our books at December 31, 2012 or December 31, 2011, however repurchase agreement balances totaled approximately $1 million at the end of 2012, down from $3 million at the end of 2011. Repurchase agreements represent customer sweep accounts, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by investment securities. Our short-term FHLB advances were comprised solely of overnight borrowings totaling $37 million at December 31, 2012, and $17 million at December 31, 2011.

Capital Resources

At December 31, 2012, the Company had total shareholders’ equity of $173.9 million, comprised of common stock, additional paid-in capital, retained earnings, and accumulated other comprehensive income. Total shareholders’ equity at the end of 2011 was $168.6 million. The $5.3 million increase in shareholders’ equity during 2012 was due in large part to net earnings of $8.2 million less $3.4 million in dividends paid. Total capital was also supplemented by increases related to the exercise of stock options and our accounting for unvested stock options, which added a combined total of $502,000 in 2012.

The Company uses a variety of measures to evaluate its capital adequacy, including risk-based capital and leverage ratios that are calculated separately for the Company and the Bank. Management reviews these capital measurements on a quarterly basis and takes appropriate action to help ensure that they meet or surpass established internal and external guidelines. The following table sets forth the Company’s and the Bank’s regulatory capital ratios as of the dates indicated.

	December 31, 2012	December 31, 2011
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	19.36%	21.72%
Tier 1 Capital to Total Risk-weighted Assets	18.11%	20.46%
Tier 1 Leverage Ratio	13.34%	14.11%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	19.14%	20.89%
Tier 1 Capital to Total Risk-weighted Assets	17.88%	19.63%
Tier 1 Leverage Ratio	13.17%	13.53%

As of the end of 2012, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. For additional details on risk-based and leverage capital guidelines, requirements, and calculations, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

Liquidity and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by management on a monthly basis, with various scenarios applied to simulate our ability to meet liquidity needs under adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While these ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we strive to maintain adequate liquidity resources to draw upon should unexpected liquidity needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $179 million at December 31, 2012, which is net of any outstanding borrowings and/or FHLB letters of credit. An additional $197 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $52 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at December 31, 2012. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2012, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $279 million of the Company’s investment portfolio balances. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit totaled $64 million at December 31, 2012. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and net non-core funding dependence ratios were 61% and 21%, respectively, at December 31, 2012, as compared to internal policy guidelines of “less than 78%” and “less than 50%.” Other liquidity ratios reviewed by management and the Board include net loans to total deposits, wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), and available investments to assets, all of which were well within policy guidelines at December 31, 2012. Strong growth in core deposits and growth in investments have had a positive impact on our liquidity position in recent periods, although loan growth has absorbed much of the liquidity generated during 2012 and no assurance can be provided that our liquidity position will continue at current robust levels.

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

The Company uses modeling software to simulate the effects of potential interest rate changes on projected net interest income and on the estimated fair values of the Company’s financial instruments. The model imports balances, interest rates, maturity dates and re-pricing information for financial instruments on our balance sheet, and incorporates management’s assumptions on the characteristics of embedded options along with pricing and duration for anticipated new volumes. Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses eight standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates. As of December 31, 2012 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.		+400 b.p.
Change in Net Int. Inc. (in $000’s)	$-10,650	$-7,336	$-3,716	$	+1,815	$	+3,643	$	+5,669	$	+7,566
% Change	-21.25%	-14.64%	-7.42%		+3.62%		+7.27%		+11.31%		+15.10%

Our current net interest income simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. We have seen this profile steepen over the past couple of years, as we have benefited from an increasing proportion of lower-cost non-maturity deposits.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $3.716 million lower than in a stable interest rate scenario, a drop of 7.42%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in all three declining interest rate scenarios, and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.815 million, or 3.62%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding as interest rates rise higher. The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, creating a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed. This variance is essentially a gauge of longer-term exposure to interest rate risk. It is measured by simulating changes in the Company’s economic value of equity (EVE), which is derived by subtracting the fair value of liabilities from the fair value of assets. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure for balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of December 31, 2012, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-25,746	$-42,988	$-38,641	$	+47,869	$	+73,545	$	+89,939
% Change	-8.50%	-14.19%	-12.75%		+15.80%		+24.27%		+29.68%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates. Our EVE profile has changed substantially in recent years, shifting from unfavorable exposure to a benefit in a rising interest rate environment, due in part to growth in non-maturity deposits and adjustments applied to deposit decay rates and loan prepayment rates in order to better reflect historical patterns. Effectively, lower deposit decay rates mean that we have a longer period to benefit from low-cost deposits, which are even more valuable when the cost of replacing them becomes greater as would be the case in a rising rate environment. However, the same changes that have improved our profile in rising rate scenarios have created greater exposure to declining rates. That negative impact is exacerbated by the acceleration of loan prepayment speeds in declining rate scenarios. While still negative relative to the base case, we see a decelerating decline in EVE as the drop in interest rates approaches 200 basis points and a favorable swing in EVE as interest rates drop from 200 basis points to 300 basis points. This is due to the longer duration of our fixed-rate assets relative to our fixed-rate liabilities, and the resulting impact of a significant rate decline on financial instrument fair values. As noted previously, however, management is of the opinion that the probability of a significant rate decline is low.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2012 and 2011, and the results of its operations, changes in its shareholders' equity, and its cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 14, 2013

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Years Ended December 31, 2012 and 2011

(dollars in thousands)

	2012	2011
ASSETS
Cash and due from banks	$42,079	$42,805
Interest-bearing deposits in banks	19,739	20,231
Cash and cash equivalents	61,818	63,036
Investment securities available-for-sale	380,188	406,471
Loans held-for-sale	210	1,354
Loans and leases:
Gross loans and leases	879,795	757,591
Allowance for loan and lease losses	(13,873)	(17,283)
Deferred loan and lease fees, net	1,156	621
Net Loans and Leases	867,078	740,929
Premises and equipment, net	21,830	20,721
Operating leases, net	12	384
Foreclosed assets	19,754	15,364
Goodwill	5,544	5,544
Other assets	81,469	81,602
Total Assets	$1,437,903	$1,335,405

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$352,597	$300,045
Interest bearing	821,437	786,223

Total Deposits	1,174,034	1,086,268

Federal funds purchased and repurchase agreements	1,419	3,037
Short-term borrowings	36,650	17,120
Long-term borrowings	5,000	15,000
Subordinated debentures	30,928	30,928
Other liabilities	15,980	14,488

Total liabilities	1,264,011	1,166,841

Commitments and contingencies (Note 11)

Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, no par value; 24,000,000 shares authorized; 14,106,959 and 14,101,609 shares issued and outstanding in 2012 and 2011 resectively	64,384	64,321
Additional paid in capital	2,660	2,221
Retained earnings	103,128	98,174
Accumulated other comprehensive income, net of taxes of $2,602 in 2012 and $2,676 in 2011	3,720	3,848
Total shareholders' equity	173,892	168,564
Total liabilities and shareholders' equity	$1,437,903	$1,335,405

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands, except per share data)

	2012	2011	2010
Interest income:
Interest and fees on loans and leases	$45,765	$46,959	$53,057
Interest on investment securities:
Taxable	6,364	8,753	8,025
Exempt from federal tax	2,703	2,834	2,709
Interest on Federal funds sold and interest-bearing deposits	70	68	40
Total interest income	54,902	58,614	63,831

Interest expense:
Interest on deposits	3,208	4,305	6,121
Interest on short-term borrowings	58	55	190
Interest on long-term borrowings	281	569	604
Interest on subordinated debentures	774	728	734
Total interest expense	4,321	5,657	7,649

Net Interest Income	50,581	52,957	56,182

Provision for loan and lease losses	14,210	12,000	16,680
Net Interest Income after Provision for Loan and lease losses	36,371	40,957	39,502

Non-interest revenue:
Service charges on deposit accounts	9,676	9,543	11,212
Gain on sale of loans	183	139	105
Credit card fees	390	411	391
Checkcard fees	2,787	2,519	2,261
Gains on sales and calls of investment securities available-for-sale	1,762	1,660	2,643
Other-than-temporary impairment losses on equity securities	-	(1,370)	-
Increase in cash surrender value of life insurance	1,420	934	1,382
Other income	1,908	1,156	1,271

Total non-interest revenue	18,126	14,992	19,265

Other operating expense:
Salaries and employee benefits	20,734	20,669	20,869
Occupancy and equipment expense	6,381	6,758	7,040
Other	19,541	20,178	23,729

Total non-interest expense	46,656	47,605	51,638

Income before income taxes	7,841	8,344	7,129

Provision for income taxes	(344)	564	(234)

Net Income	$8,185	$7,780	$7,363

Earnings per share:
Basic	$0.58	$0.55	$0.61

Diluted	$0.58	$0.55	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010

Net Income	$8,185	$7,780	$7,363
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	1,560	5,266	(501)
Less: reclassification adjustment for gains included in net income	(1,762)	(1,660)	(2,643)
Plus: reclassification adjustment or other-than- temporary impairment losses (non-credit portion)	-	1,370	-
Other comprehensive (expense) income, before tax	(202)	4,976	(3,144)
Income tax benefit (expense) related to items of other comprehensive income, net of tax	74	(2,026)	1,323
Other comprehensive (expense) income	(128)	2,950	(1,821)

Comprehensive income	$8,057	$10,730	$5,542

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2012

(dollars in thousands, except per share data)

	Common Stock		Additional		Accumulated Other
	Shares	Amount	Paid In Capital	Retained Earnings	Comprehensive Income	Shareholders' Equity

Balance, January 1, 2010	11,620,491	$41,371	$1,248	$89,142	$2,719	$134,480

Net Income				7,363		7,363
Net change in unrealized gain on investment securities available- for-sale, net of tax					(1,821)	(1,821)
Issuance of Common stock	2,325,000	21,864				21,864
Exercise of stock options and related tax benefit	31,250	242	19			261
Stock compensation costs			385			385
Cash dividends - $.24 per share				(2,935)		(2,935)
Balance, December 31, 2010	13,976,741	63,477	1,652	93,570	898	159,597

Net Income				7,780		7,780
Net change in unrealized gain on investment securities available- for-sale, net of tax					2,950	2,950
Reversal of Cumulative effect of change in accounting principle (EITF 06-4)				191		191
Expense related to issuance of common stock		(23)				(23)
Exercise of stock options and related tax benefit	124,868	867	109			976
Stock compensation costs			460			460
Cash dividends - $.24 per share				(3,367)		(3,367)
Balance, December 31, 2011	14,101,609	64,321	2,221	98,174	3,848	168,564

Net Income				8,185		8,185
Net change in unrealized gain on investment securities available- for-sale, net of tax					(128)	(128)
Reversal of Cumulative effect of change in accounting principle (EITF 06-4)				154		154
Exercise of stock options and related tax benefit	5,350	63	(48)			15
Stock compensation costs			487			487
Cash dividends - $.24 per share				(3,385)		(3,385)
Balance, December 31, 2012	14,106,959	$64,384	$2,660	$103,128	$3,720	$173,892

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$8,185	$7,780	$7,363
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(1,762)	$(1,660)	$(2,643)
Other-than-temporary impairment loss	-	1,370	-
Gain on sales of loans	(183)	(139)	(105)
Loss on disposal of fixed assets	30	25	243
Loss on sale of foreclosed assets	864	451	1,536
Writedown of foreclosed assets	3,173	4,184	5,045
Share-based compensation expense	487	460	385
Provision for loan losses	14,210	12,000	16,680
Depreciation and amortization	2,437	2,695	2,890
Net amortization on securities premiums and discounts	8,500	5,874	3,469
Increase in unearned net loan fees	(535)	(509)	(752)
Increase in cash surrender value of life insurance policies	(350)	(934)	(1,522)
Proceeds from sales of loans	8,191	7,210	2,705
Originations of Loans Held For Sale	(6,864)	(7,511)	(3,138)
Decrease in interest receivable and other assets	610	2,354	2,365
Increase (decrease) in other liabilities	1,646	666	(568)
Net decrease in FHLB stock, at cost	670	1,321	1,000
Deferred income tax benefit	(564)	(881)	(2,919)
Excess tax benefit from equity based compensation	(48)	(109)	(19)

Net cash provided by operating activities	38,697	34,647	32,015

Cash flows from investing activities:
Maturities of securities available for sale	1,120	7,107	6,787
Proceeds from sales/calls of securities available for sale	63,776	46,872	75,319
Purchases of securities available for sale	(150,305)	(205,500)	(208,477)
Principal paydowns on securities available for sale	104,752	76,171	68,838
(Increase) decrease in loans receivable, net	(163,789)	24,661	48,930
Purchases of premises and equipment, net	(3,411)	(2,734)	(2,481)
Proceeds from sales of foreclosed assets	15,538	7,212	9,798
Purchase of bank owned life insurance	-	(5,132)	-

Net cash used in investing activities	(132,319)	(51,343)	(1,286)

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Cash flows from financing activities:
Increase (decrease) in deposits	87,766	33,994	(73,158)
Increase (decrease) in borrowed funds	9,530	2,470	(350)
(Decrease) increase in Repurchase Agreements	(1,618)	3,037	-
Cash dividends paid	(3,385)	(3,367)	(2,935)
(Expense) proceeds from issuance of Common Stock	-	(23)	21,864
Stock options exercised	63	867	242
Excess tax provision from equity based compensation	48	109	19

Net cash provided by financing activities	92,404	37,087	(54,318)

(Increase) Decrease in cash and due from banks	(1,218)	20,391	(23,589)

Cash and cash equivalents, beginning of year	63,036	42,645	66,234

Cash and cash equivalents, end of year	$61,818	$63,036	$42,645

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$4,531	$5,492	$8,155
Income taxes	$-	$1,643	$5,360

Non-cash investing activities
Real estate acquired through foreclosure	$23,965	$6,520	$15,993

Change in unrealized net (losses) gains on
Investment securities available-for-sale	$(202)	$4,976	$(3,144)

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

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

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' balances to conform to classifications used in 2012. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Loans Modified in a Troubled Debt Restructuring

Loans are considered to have been modified in a troubled debt restructuring ("TDR") when due to a borrower's financial difficulties the Company makes certain concessions to the borrower that it would not otherwise consider. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral. Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status. TDRs may be removed from TDR designation in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest.

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

Though management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from their estimates. However, estimates are reviewed periodically, and as adjustments become necessary, they are reported in earnings during periods they become known. In addition, the FDIC and the California Department of Financial Institutions, as an integral part of their examination processes, review the allowance for loan and lease losses. These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examinations.

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

Sale and Servicing of Loans

The Company periodically originates loans intended to be sold on the secondary market. These loans are recorded as held for sale and reported at the lower of cost or fair value in the Consolidated Balance Sheets. The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. These loans are generally held between 30 to 90 days from their origination date. Loans held for sale by the Company currently consist entirely of residential real estate loans. Loans classified as held for sale are disclosed in Note 4, “Loans” of these Consolidated Financial Statements.

Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold. Book value allocations are determined in accordance with U.S. GAAP. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2012, 2011 or 2010 regarding these representations and warranties.

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

Goodwill

The Company acquired Sierra National Bank in 2000, and the acquisition was accounted for using the purchase method of accounting. The goodwill resulting from this transaction represents the amount by which the purchase price exceeded the fair value of the net assets. In accordance with U.S. GAAP the Company evaluates goodwill periodically for impairment. There was no impairment recognized for the years ended December 31, 2012, 2011, and 2010.

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

The Company adopted guidance issued by the FASB accounting for income taxes, effective January 1, 2007, which clarifies the accounting and disclosure for uncertainty in tax positions as defined. This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2012 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains on securities available-for-sale, net of an adjustment for the effects of realized gains and losses and any applicable tax. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company's available-for-sale investment securities are included in other comprehensive income after the adjustment for the effects of realized gains and losses. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of comprehensive income.

Stock-Based Compensation

At December 31, 2012, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan is for 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards. The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated. The outstanding options issued under the 1998 Plan were not affected by this termination.

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

	Years Ended December 31,
	2012	2011	2010
Dividend yield	2.35%	2.27%	2.24%
Expected Volatility	56.71%	52.92%	54.22%
Risk-free interest rate	0.43%	1.06%	1.18%
Expected option life	5.5 years	6.8 years	5.8 years

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,987	$3	$(17)	$2,973
Obligations of state and political subdivisions	70,736	3,430	(180)	73,986
U.S. Government agencies collateralized by mortgage obligations	298,806	3,547	(964)	301,389
Equity Securities	1,336	508	(4)	1,840
	$373,865	$7,488	$(1,165)	$380,188

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,008	$18	$-	$2,026
Obligations of state and political subdivisions	67,851	3,634	(145)	71,340
U.S. Government agencies collateralized by mortgage obligations	328,751	4,467	(1,460)	331,758
Equity Securities	1,336	11	-	1,347
	$399,946	$8,130	$(1,605)	$406,471

For the years ended December 31, 2012, 2011, and 2010, proceeds from sales of securities available-for-sale were $56.4 million, $45.7 and $69.0 respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of investment securities for the years ended were as follows (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Gross Gains on Sales and Calls of Investment Securities	$2,059	$1,666	$2,643
Gross Losses on Sales and Calls of Investment Securities	(297)	(6)	-
Net Gains on Sales and Calls of Investment Securities	$1,762	$1,660	$2,643

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2012 and 2011, the Company had 89 and 80 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$(17)	$1,996	$-	$-
Obligations of state and political subdivisions	(180)	9,324	-	-
U.S. Government agencies collateralized by mortgage obligations	(903)	106,799	(61)	6,965
Other Securities	(4)	242	-	-
Total	$(1,104)	$118,361	$(61)	$6,965

	December 31, 2011
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Government agencies	$-	$-	$-	$-
Obligations of state and political subdivisions	(26)	1,735	(119)	1,978
U.S. Government agencies collateralized by mortgage obligations	(1,433)	144,953	(28)	949
Other Securities	-	-	-	-
Total	$(1,459)	$146,688	$(147)	$2,927

The Company has reviewed all sectors and securities in the investment portfolio for impairment. During the year ended December 31, 2012, the Company realized losses through earnings from the sale of 22 debt securities for $297,000. The securities were sold with 129 other debt securities for which $2,052,000 in gains were realized, as a part of a liquidity strategy to fund new loan growth. During the year ended December 31, 2011 the Company realized a loss through earnings on five equity securities for $1,370,000. The referenced securities were previously carried on the Company’s books at their fair market values with mark to market adjustments applied directly to equity. Since the securities were in a continuous loss position since mid-2008 and the near-term prospect of price recovery was increasingly uncertain, the Company recognized the loss through earnings.

The Company has concluded as of December 31, 2012 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the security, 2) the Company does not intend to sell the security, 3) the Company does not anticipate it will be required to sell the security before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the security.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2012 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Maturing within one year	$2,110	$2,134
Maturing after one year through five years	203,744	206,701
Maturing after five years through ten years	70,475	72,579
Maturing after ten years	29,215	29,899

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	66,986	67,035
Other securities	1,336	1,840
	$373,866	$380,188

Investment securities available-for-sale with amortized costs totaling $174,930,000 and estimated fair values totaling $178,550,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2012. (see Note 8)

Investment securities available-for-sale with amortized costs totaling $203,494,000 and estimated fair values totaling $207,940,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2011. (see Note 8)

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	Years Ended December 31,
	2012	2011
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$303,424	$328,973
Secured by residential properties	170,514	188,117
Secured by farm land	71,851	60,142

Total Real Estate Loans	545,789	577,232

Agricultural	22,482	17,078
Commercial and industrial	257,896	99,408
Small Business Administration loans	20,523	21,006
Direct Financing leases	4,233	6,743
Consumer	28,872	36,124

Total Loans	879,795	757,591

Deferred loan and lease origination cost, net	1,156	621
Allowance for loan and lease losses	(13,873)	(17,283)

Loans, net	$867,078	$740,929

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2012 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$1,599	$1,333	$89	$153	$3,174
Other Construction/Land	13,270	952	1,132	12,648	28,002
1-4 family - closed-end	73,002	2,484	1,208	23,222	99,916
Equity Lines	58,161	96	1,949	1,258	61,464
Multi-family residential	5,351	609	-	-	5,960
Commercial real estate owner occupied	144,207	22,895	6,562	8,950	182,614
Commercial real estate Non-owner occupied	67,407	6,864	568	17,969	92,808
Farmland	64,176	2,216	3,526	1,933	71,851

Total Real Estate	427,173	37,449	15,034	66,133	545,789

Agricultural	21,333	462	24	663	22,482
Commercial and Industrial	247,375	5,020	1,845	3,656	257,896
Small Business Administration loans	15,002	1,551	743	3,227	20,523
Direct finance leases	4,076	22	-	135	4,233
Consumer loans	23,881	445	198	4,348	28,872

Total Gross Loans and Leases	$738,840	$44,949	$17,844	$78,162	$879,795

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2011 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$4,240	$2,004	$-	$2,244	$8,488
Other Construction/Land	18,185	8,873	1,015	11,987	40,060
1-4 family - closed-end	75,765	7,574	1,354	20,260	104,953
Equity Lines	62,867	456	1,795	1,379	66,497
Multi-family residential	4,620	618	-	2,941	8,179
Commercial real estate owner occupied	141,245	23,289	8,878	9,658	183,070
Commercial real estate Non-owner occupied	64,746	7,463	4,514	29,120	105,843
Farmland	47,719	1,878	3,626	6,919	60,142

Total Real Estate	419,387	52,155	21,182	84,508	577,232

Agricultural	15,477	1,574	27	-	17,078
Commercial and Industrial	83,780	7,529	3,078	5,021	99,408
Small Business Administration loans	16,251	-	852	3,903	21,006
Direct finance leases	6,089	63	-	591	6,743
Consumer loans	30,004	1,006	808	4,306	36,124

Total Gross Loans and Leases	$570,988	$62,327	$25,947	$98,329	$757,591

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance, beginning of year	$17,283	$21,138	$23,715
Provision for loan and lease losses	14,210	12,000	16,680
Losses charged to allowance	(18,778)	(16,987)	(20,337)
Recoveries	1,158	1,132	1,080

Balance, end of year	$13,873	$17,283	$21,138

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

The following table presents the activity in the allowance for loan losses for the year 2012 and the recorded investment in loans and impairment method as of December 31, 2012 by portfolio segment (dollars in thousands):

	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total
Allowance for credit losses:
Beginning of year	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283
Charge-offs	(11,108)	(634)	(3,517)	(753)	(198)	(2,568)	(18,778)
Recoveries	302	-	483	95	-	278	1,158
Provision	10,580	873	452	457	52	1,796	14,210

End of year	$8,034	$258	$2,056	$1,246	$165	$2,114	$13,873

Reserves:
Specific	$4,180	$28	$934	$1,038	$67	$878	$7,125
General	3,854	230	1,122	208	98	1,236	6,748

	$8,034	$258	$2,056	$1,246	$165	$2,114	$13,873

Loans evaluated for impairment:
Individually	$66,133	$663	$3,656	$3,227	$135	$4,348	$78,162
Collectively	479,656	21,819	254,240	17,296	4,098	24,524	801,633

	$545,789	$22,482	$257,896	$20,523	$4,233	$28,872	$879,795

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following table presents the activity in the allowance for loan losses for the year 2011 and the recorded investment in loans and impairment method as of December 31, 2011 by portfolio segment (dollars in thousands):

	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total
Allowance for credit losses:
Beginning of year	$10,143	$62	$6,379	$1,274	$284	$2,996	$21,138
Charge-offs	(10,596)	-	(3,407)	(148)	(82)	(2,754)	(16,987)
Recoveries	418	-	323	71	57	263	1,132
Provision	8,295	(43)	1,343	250	52	2,103	12,000

End of year	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Reserves:
Specific	$5,229	$-	$1,481	$1,212	$291	$541	$8,754
General	3,031	19	3,157	235	20	2,067	8,529

	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283

Loans evaluated for impairment:
Individually	$84,508	$-	$5,021	$3,903	$591	$4,306	$98,329
Collectively	492,724	17,078	94,387	17,103	6,152	31,818	659,262

	$577,232	$17,078	$99,408	$21,006	$6,743	$36,124	$757,591

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Past due and nonaccrual loans as of December 31, 2012 were as follows (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 family residential construction	$-	$-	$153	$153	$3,021	$3,174	$153
Other Construction/Land	374	211	-	585	27,417	28,002	11,163
1-4 family - closed-end	1,335	88	376	1,799	98,117	99,916	15,381
Equity Lines	473	40	66	579	60,885	61,464	1,026
Multi-family residential	177	-	-	177	5,783	5,960	-
Commercial real estateowner occupied	1,372	813	1,289	3,474	179,140	182,614	5,314
Commercial real estate Non-owner occupied	7,831	-	1,499	9,330	83,478	92,808	11,642
Farmland	231	-	1,679	1,910	69,941	71,851	1,933
Total Real Estate Loans	11,793	1,152	5,062	18,007	527,782	545,789	46,612

Agricultural	24	157	506	687	21,795	22,482	664
Commercial and Industrial	1,419	518	7	1,944	255,952	257,896	2,386
Small Business Administration Loans	905	-	1,574	2,479	18,044	20,523	2,159
Direct finance leases	-	34	123	157	4,076	4,233	135
Consumer loans	238	189	87	514	28,358	28,872	1,138

Total Gross Loans and Leases	$14,379	$2,050	$7,359	$23,788	$856,007	$879,795	$53,094

(1) Included in Total Financing Receivables

(2) As of December 31, 2012 there were no loans over 90 days past due and still accruing.

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

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	Years Ended December 31,
	2012	2011

Impaired loans without a valuation allowance	$14,292	$49,625
Impaired loans with a valuation allowance	63,870	48,704
Total impaired loans (1)	$78,162	$98,329
Valuation allowance related to impaired loans	$7,125	$8,754
Total non-accrual loans	$53,094	$56,110
Total loans past-due ninety days or more and still accruing	$-	$48

(1) Principal balance only

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2012 were as follows (dollars in thousands):

	Year Ended December 31, 2012
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)

With an Allowance Recorded
Real Estate:
1-4 family residential construction	$153	$153	$23	$91	$-
Other Construction/Land	10,313	10,313	1,244	10,755	86
1-4 Family - closed-end	19,218	18,910	955	19,024	401
Equity Lines	1,142	1,142	163	1,144	9
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	5,846	5,585	563	5,666	126
Commercial real estate- non-owner occupied	18,539	17,579	1,230	18,079	481
Farmland	254	254	2	259	-
Total Real Estate	55,465	53,936	4,180	55,018	1,103
Agricultural	28	28	28	28	-
Commercial and Industrial	2,955	2,920	934	3,100	51
Small Business Administration	2,704	2,507	1,038	2,507	53
Direct finance leases	135	135	67	135	-
Consumer loans	4,349	4,344	878	4,493	183
	65,636	63,870	7,125	65,281	1,390
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	2,335	2,335	-	2,346	-
1-4 Family - closed-end	4,312	4,312	-	4,491	-
Equity Lines	116	116	-	155	1
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	4,298	3,365	-	3,540	-
Commercial real estate- non-owner occupied	390	390	-	421	3
Farmland	1,679	1,679	-	1,686	-
Total Real Estate	13,130	12,197	-	12,639	4
Agricultural	1,008	635	-	1,017	-
Commercial and Industrial	735	736	-	740	-
Small Business Administration	1,008	720	-	720	-
Direct finance leases	-	-	-	-	-
Consumer loans	4	4	-	7	-
	15,885	14,292	-	15,123	4
Total	$81,521	$78,162	$7,125	$80,404	$1,394

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2011 were as follows (dollars in thousands):

	December 31, 2011
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)

With an Allowance Recorded
Real Estate:
1-4 family residential construction	$188	$188	$13	$188	$-
Other Construction/Land	3,477	2,906	735	2,925	89
1-4 Family - closed-end	8,086	8,057	821	8,071	222
Equity Lines	1,072	1,072	243	1,069	-
Multifamily residential	2,941	2,941	850	2,950	-
Commercial real estate- owner occupied	3,628	3,628	834	3,645	24
Commercial real estate- non-owner occupied	17,454	17,454	1,733	17,842	274
Farmland	-	-	-	-	-
Total Real Estate	36,846	36,246	5,229	36,690	609
Agricultural	-	-	-	-	-
Commercial and Industrial	4,135	4,106	1,481	4,197	24
Small Business Administration	3,902	3,903	1,212	3,903	2
Direct finance leases	591	591	291	591	-
Consumer loans	3,896	3,858	541	3,920	56
	49,370	48,704	8,754	49,301	691
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$4,784	$2,056	$-	$2,069	$-
Other Construction/Land	11,740	9,081	-	9,326	193
1-4 Family - closed-end	12,467	12,203	-	12,250	101
Equity Lines	307	307	-	318	-
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	6,049	6,030	-	6,136	17
Commercial real estate- non-owner occupied	11,818	11,666	-	12,033	190
Farmland	7,468	6,919	-	6,956	-
Total Real Estate	54,633	48,262	-	49,088	501
Agricultural	-	-	-	-	-
Commercial and Industrial	916	915	-	965	11
Small Business Administration	-	-	-	-	-
Direct finance leases	-	-	-	-	-
Consumer loans	448	448	-	462	11
	55,997	49,625	-	50,515	523
Total	$105,367	$98,329	$8,754	$99,816	$1,214

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $3,427,000 and $2,647,000 in commercial loans, $40,639,000 and $55,177,000 in real estate secured loans and $3,976,000 and $3,220,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2012 and 2011, respectively.

Additional commitments to existing customers with restructured loans totaled $195,000 and $206,000 at December 31, 2012 and 2011 respectively.

Interest income recognized on impaired loans was $1,394,000, $1,214,000 and $1,575,000 for the years ended December 31, 2012, 2011 and 2010 respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2012, 2011 and 2010 respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Interest that would have been recorded under the loans’ original terms	$4,084	$4,353	$3,929
Less gross interest recorded	2,088	1,328	1,219
Foregone interest	$1,996	$3,025	$2,710

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8). These loans totaled $392,644,000 and $338,868,000 at December 31, 2012 and 2011, respectively.

Salaries and employee benefits totaling $2,745,000, $2,586,000, and $2,376,000 have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2012, 2011 and 2010, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

During the periods ended December 31, 2012 and 2011, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans, include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following table presents troubled debt restructurings by type of modification during the period ending December 31, 2012 (dollars in thousands):

							Rate, Term
					Rate &	Term &	& Interest
	Rate	Term	Interest Only	Rate & Term	Interest Only	Interest Only	Only
	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$458	$-	$375	$-	$-	$-	$833
1-4 family - closed-end	-	313	-	200	-	222	616	1,351
Equity Lines	-	29	-	-	-	-	-	29
Commercial real estate owner occupied	-	1,006	-	1,184	-	-	-	2,190
Commercial real estate
Non-owner occupied	-	330	-	60	-	-	-	390
Total Real Estate Loans	-	2,136	-	1,819	-	222	616	4,793

Agricultural products	-	-	-	-	-	-	-	-
Commercial and Industrial	-	625	2	658	-	-	-	1,285
Consumer Loans	-	1,328	-	269	-	-	117	1,714
Small Business
Administration loans	-	200	-	475	-	-	-	675

	$-	$4,289	$2	$3,221	$-	$222	$733	$8,467

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following table presents troubled debt restructurings by type of modification during the period ending December 31, 2011 (dollars in thousands):

	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$555	$-	$754	$-	$6,188	$-	$7,497
1-4 family - closed-end	-	6,419	-	151	561	48	421	7,600
Equity Lines	-	71	426	-	78	-	-	575
Commercial real estate owner occupied	-	1,893	1,231	297	542	-	-	3,963
Commercial real estate
Non-owner occupied	7,400	-	-	1,069	6,420	-	-	14,889
Total Real Estate Loans	7,400	8,938	1,657	2,271	7,601	6,236	421	34,524

Agricultural products	-	-	-	-	-	-	12	12
Commercial and Industrial	19	342	23	1,188	-	384	-	1,956
Consumer Loans	278	495	-	2,069	282	-	85	3,209
Small Business
Administration loans	-	621	106	46	-	-	-	773

	$7,697	$10,396	$1,786	$5,574	$7,883	$6,620	$518	$40,474

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4	LOANS AND LEASES (Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2012 (dollars in thousands):

		Pre-	Post-
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)
Real Estate:
Other Construction/Land	10	$835	$833	$48
1-4 family - closed-end	11	1,365	1,351	101
Equity Lines	1	29	29	13
Commercial real estate owner occupied	6	1,857	2,190	(45)
Commercial real estate non-owner occupied	3	390	390	6
Total Real Estate Loans		4,476	4,793	123

Agricultural products	0	-	-	-
Commercial and Industrial	20	1,295	1,285	109
Consumer Loans	37	1,723	1,714	21
Small Business Administration loans	2	668	675	8
		$8,162	$8,467	$261

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Subsequent Defaults
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	0	$-	$-
1-4 family - closed-end	1	222	-
Equity Lines	0	-	-
Commercial real estate- owner occupied	1	332	-
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		554	-

Agricultural products	0	-	-
Commercial and Industrial	1	66	66
Consumer Loans	2	115	-
Small Business Administration Loans	0	-	-
		$735	$66

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2011 (dollars in thousands):

		Pre-	Post-
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)
Real Estate:
Other Construction/Land	21	$7,497	$7,497	$(2)
1-4 family - closed-end	12	7,600	7,600	109
Equity Lines	4	575	575	33
Commercial real estate owner occupied	6	3,963	3,963	(23)
Commercial real estate non-owner occupied	7	15,235	14,889	(375)
Total Real Estate Loans		34,870	34,524	(258)

Agricultural products	1	12	12	-
Commercial and Industrial	21	1,956	1,956	(68)
Consumer Loans	57	3,209	3,209	(130)
Small Business Administration loans	7	775	773	136
		$40,822	$40,474	$(320)

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Subsequent Defaults (1)
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	0	$-	$-
1-4 family - closed-end	0	-	-
Equity Lines	1	213	-
Commercial real estate- owner occupied	3	2,299	-
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		2,512	-

Agricultural products	0	-	-
Commercial and Industrial	0	-	-
Consumer Loans	2	296	248
Small Business Administration Loans	0	-	-
		$2,808	$248

(1) Troubled Debt Restructurings within the previous 12 months for which there was a payment default in the periods noted.

In the tables above, the TDRs that subsequently defaulted increased the allowance for loan and lease losses by $31,000 and $240,000 for the years ended December 31, 2012 and 2011 and charge offs resulting from the above defaults were $66,000 and $248,000 respectively. The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2012 and 2011 is $1,079,000 and $2,199,000 respectively.

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

Loan Servicing

The Bank originates mortgage loans for sale to investors. During the years ended December 31, 2012, 2011, and 2010, all mortgage loans that were sold by the Bank were sold without retention of related servicing. The Bank's servicing portfolio at December 31, 2012, 2011 and 2010 totaled $2,596,000, $506,000 and $4,778,000, respectively. At December 31, 2012, loans were principally serviced for one investor.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	Years Ended December 31,
	2012	2011

Land	$2,607	$2,607
Buildings and improvements	15,720	16,662
Furniture, fixtures and equipment	20,476	22,092
Leasehold improvements	10,496	8,723
	49,299	50,084
Less accumulated depreciation and amortization	27,473	29,375
Construction in progress	4	12

	$21,830	$20,721

Depreciation and amortization included in occupancy and equipment expense totaled $2,289,000, $2,505,000, and $2,496,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	Years Ended December 31,
	2012	2011
Accrued interest receivable	$5,095	$5,368
Deferred tax assets	11,995	11,731
Prepaid taxes	3,775	2,261
Investment in limited partnerships	10,316	9,927
Federal Home Loan Bank stock, at cost	6,019	6,689
Cash surrender value of officer life insurance policies	38,007	37,657
Other	6,262	7,969
	$81,469	$81,602

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has no remaining capital commitments to these partnerships at December 31, 2012.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”).

The largest of these is the Company’s $6,019,000 investment in FHLB stock, carried at cost. The FHLB requires an equity investment in an amount that is based on a percentage of the Company’s borrowing activity at the FHLB. Quarterly, the FHLB assesses the minimum stock requirement based on borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	Years Ended December 31,
	2012	2011

Interest Bearing Demand Deposits	$84,655	$68,777
NOW	196,771	187,155
Savings	118,547	91,376
Money Market	71,222	76,396
CDAR's, Under $100,000	791	943
CDAR's, $100,000 or more	14,274	17,119
Time, Under $100,000	101,893	106,610
Time, $100,000 or more	218,284	222,847
Brokered Deposits	15,000	15,000

	$821,437	$786,223

Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Years Ending December 31,
2013	$331,304
2014	10,660
2015	6,945
2016	582
2017	195
Thereafter	556

$350,242

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010

Interest Bearing Demand Deposits	$257	$137	$-
NOW	556	860	1,682
Savings	241	203	174
Money Market	127	506	914
CDAR's, Under $100,000	2	5	48
CDAR's, $100,000 or more	50	194	573
Time, Under $100,000	619	1,001	1,283
Time, $100,000 or more	1,154	1,223	1,237
Brokered Deposits	202	176	210

	$3,208	$4,305	$6,121

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands):

	Years Ended December 31,
	2012		2011
	Amount	Fixed Rate	Amount	Fixed Rate

Repurchase agreements	$1,419	.60%	$3,037	.60%
Overnight Federal Home Loan Bank advances	36,650	.26%	17,120	.05%
Federal Home Loan Bank advances	-	-	-	-

	$38,069		$20,157

The Company had fixed-rate, long-term debt of $5,000,000 with the Federal Home Loan Bank at December 31, 2012 which matures in 2013. The contractual maturity of long-term debt is as follows (dollars in thousands):

Year Ending		Weighted
December 31,	Amount	Average Rate

2013	$5,000	3.93%

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $55,000,000 at December 31, 2012 and 2011, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $124,088,000 secured by government agencies and whole loan collateral.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010
Federal:
Current	$220	$627	$1,354
Deferred	(647)	(706)	(1,974)
	(427)	(79)	(620)
State:
Current	-	818	1,331
Deferred	83	(175)	(945)
	83	643	386

	$(344)	$564	$(234)

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,594	$7,856
Foreclosed Assets	4,461	3,935
Deferred compensation	3,627	3,373
Accrued reserves	502	1,129
Non Accrual Loans	865	929
Other than temporary impairment charge	576	576
Tax Credit carry forward	2,273	-
Other	185	540

Total deferred tax assets	19,083	18,338

Deferred tax liabilities:
Premises and equipment	(552)	(718)
Deferred loan costs	(2,152)	(2,118)
Unrealized gain on securities available-for-sale	(2,602)	(2,676)
Other	(1,782)	(1,095)
Total deferred tax liabilities	(7,088)	(6,607)

Net deferred tax assets	$11,995	$11,731

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Income tax expense at Federal statutory rate	$2,666	$2,837	$2,779
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	-	540	282
Tax exempt income	(1,388)	(1,330)	(923)
Affordable housing tax credits	(1,639)	(1,605)	(1,642)
Other	17	122	(730)

	$(344)	$564	$(234)

Effective tax rate	(4.4)%	6.8%	(3.3)%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2009, 2010 and 2011 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2008, 2009, 2010 and 2011 are open to audit by the state authorities.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2012, 2011, and 2010, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

10.	SUBORDINATED DEBENTURES

Sierra Statutory Trust II, (“Trust II”) and Sierra Capital Trust III ("Trust III"), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Subordinated Debentures") held by the Trusts and issued and guaranteed by the Company are reflected in the Company's consolidated balance sheet in accordance with provisions of FIN 46. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the company's Tier 1 capital on a pro forma basis. At December 31, 2012, $30,000,000 of trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 3.06% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 1.71% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

Those Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 23rd, June 23rd, September 23rd, and December 23rd. The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture. The TRUPS III are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on September 23, 2036.

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

Leases

The Company leases certain of its branch facilities under non-cancelable operating leases. Rental expense included in occupancy and equipment expense totaled $1,011,000, $1,167,000 and $1,343,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Future minimum lease payments on non-cancelable operating leases are as follows:

Years Ending December 31,

2013	$1,005,000
2014	945,000
2015	903,000
2016	696,000
2017	688,000
Thereafter	4,817,000

$9,054,000

The Company has options to renew its branch facilities after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Letter of Credit

The Company holds a letter of credit with the Federal Home Loan Bank of San Francisco totaling $55,000,000.The letter of credit is pledged to secure public deposits at December 31, 2012.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2012 and 2011 were $38,962,000 and $38,041,000, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	Years Ended December 31,
	2012	2011
Fixed-rate commitments to extend credit	$53,550	$10,150
Variable-rate commitments to extend credit	$171,850	$144,173
Standby letters of credit	$6,690	$11,113
Commercial and similar letters of credit	$8,539	$8,991

Commitments to extend credit consist primarily of unfunded single-family residential and commercial real estate construction loans and commercial revolving lines of credit. Construction loans are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction. Commercial revolving lines of credit have a high degree of industry diversification. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Commitments to extend credit are made at both fixed and variable rates of interest as stated in the table above. Standby letters of credit are issued by the Company to guarantee the performance of a customer to a third party and are made at variable rates of interest. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Concentration in Real Estate Lending

At December 31, 2012, in management's judgment, a concentration of loans existed in real estate related loans. At that date, approximately 62% of the Company's loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 56% of all real estate loans, while loans secured by non-construction residential properties accounted for 31%, and loans secured by farmland were 13% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a further decline in the performance of the economy in general or a further decline in real estate values in the Company's primary market areas, in particular, could have an adverse impact on collectability.

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

Share Repurchase Plan

At December 31, 2012, the Company had a stock repurchase plan which was effective July 1, 2003 and has no expiration date. The repurchase program initially provided that up to 250,000 shares of Sierra Bancorp’s common stock could be repurchased by the Company from time to time. That amount was supplemented by 250,000 on May, 19, 2005, another 250,000 shares on March 16, 2006, and an additional 500,000 shares on April 19, 2007.

During the year ended December 31, 2012, the Company did not repurchase any shares, leaving 100,669 shares available for repurchase. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Basic Earnings Per Share

Net income (dollars in thousands)	$8,185	$7,780	$7,363

Weighted average shares outstanding	14,103,805	14,036,667	12,109,717

Basic earnings per share	$0.58	$0.55	$0.61

Diluted Earnings Per Share

Net income (dollars in thousands)	$8,185	$7,780	$7,363

Weighted average shares outstanding	14,103,805	14,036,667	12,109,717

Effect of dilutive stock options	16,508	48,534	82,628

Weighted average shares outstanding	14,120,313	14,085,201	12,192,345

Diluted earnings per share	$0.58	$0.55	$0.60

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the "1998 Plan") for which shares were reserved for issuance to employees and directors under incentive and non-statutory agreements. The 1998 Plan was assumed by the Company effective August 10, 2001. Effective May 23, 2007, the 1998 Plan was terminated and no further options may be granted thereunder, but options granted under the 1998 Plan which were outstanding as of the termination date were not affected by this termination. As of December 31, 2012, options granted under the 1998 Plan covering 190,650 shares were still outstanding.

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

The maximum number of shares to be issued under the 2007 Plan is 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends. This maximum number covers both restricted stock awards and stock options to be granted under the 2007 Plan, and is in addition to options covering 190,650 shares outstanding under the 1998 Plan at December 31, 2012.

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

A summary of the Company’s stock option activity, including options from the 1998 Plan, follows (shares in thousands, except exercise price):

	2012			2011		2010
		Weighted			Weighted		Weighted
		Average	Aggregate		Average		Average
		Exercise	Intrinsic (1)		Exercise		Exercise
	Shares	Price	Value	Shares	Price	Shares	Price
Outstanding, beginning of year	810	$14.97		835	$14.24	757	$15.11
Exercised	(5)	$9.45		(125)	$6.72	(31)	$7.69
Granted	189	$10.21		186	$10.58	180	$10.73
Canceled	(67)	$13.08		(86)	$10.43	(71)	$17.48

Outstanding, end of year	927	$14.16	$848	810	$14.97	835	$14.24

Exercisable, end of year (2)	599	$16.07	$469	504	$17.15	553	$14.97

(1)The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on changes in the market value of the Company's stock.

(2)The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2012 was 7.1 years and 6.2 years, respectively.

Information related to stock options during each year follows:

	Years Ended December 31,
	2012	2011	2010
Weighted-average grant-date fair value per share	$3.86	$3.79	$4.21
Total intrinsic value of stock options exercised	$9,000	$465,000	$118,000
Total fair value of stock options vested	$517,000	$-	$839,000

Cash received from the exercise of 5,350 shares was $51,000 for the period ended December 31, 2012 with a related tax benefit of $3,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	SHAREHOLDERS' EQUITY (Continued)

The Company is using the Black-Scholes model to value stock options. According to U.S. GAAP a charge of $487,000, $459,000 and $385,000 is reflected in the Company’s income statements at December 31, 2012, 2011 and 2010 respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $56,000, $189,000 and $159,000 for the years ended December 31, 2012, 2011 and 2010 respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2012 was $605,000, which will be recognized over the next 4.3 years.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all their capital adequacy requirements as of December 31, 2012 and 2011. In addition, as of December 31, 2012 and 2011, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands):

	Years Ended December 31,
	2012		2011
	Capital Amount	Ratio	Capital Amount	Ratio

Leverage Ratio
Sierra Bancorp and subsidiary	$186,783	13.34%	$187,137	14.11%
Minimum requirement for "Well-Capitalized" institutions	69,993	5.0%	66,293	5.0%
Minimum regulatory requirement	55,994	4.0%	53,035	4.0%

Bank of the Sierra	$184,024	13.17%	$178,918	13.53%
Minimum requirement for "Well-Capitalized" institutions	69,866	5.0%	66,122	5.0%
Minimum regulatory requirement	55,893	4.0%	52,897	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	REGULATORY MATTERS (Continued)

	Year Ended December 31,
	2012		2011
	Capital Amount	Ratio	Capital Amount	Ratio

Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$183,783	18.11%	$187,137	20.46%
Minimum requirement for "Well-Capitalized" institutions	61,878	6.0%	54,885	6.0%
Minimum regulatory requirement	41,252	4.0%	36,590	4.0%

Bank of the Sierra	$184,024	17.88%	$178,918	19.63%
Minimum requirement for "Well-Capitalized" institutions	61,737	6.0%	54,697	6.0%
Minimum regulatory requirement	41,158	4.0%	36,465	4.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$199,700	19.36%	$198,651	21.72%
Minimum requirement for "Well-Capitalized" institutions	103,131	10.0%	91,476	10.0%
Minimum regulatory requirement	82,504	8.0%	73,180	8.0%

Bank of the Sierra	$196,912	19.14%	$190,393	20.89%
Minimum requirement for "Well-Capitalized" institutions	102,895	10.0%	91,161	10.0%
Minimum regulatory requirement	82,316	8.0%	72,929	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2012, under the Dodd-Frank Act, the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines. However, the treatment of the Company’s trust preferred securities will change in the near future if proposed regulations to conform to Basel III requirements are adopted.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Financial Institutions, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2012, the maximum amount available for dividend distribution under this restriction was approximately $26,886,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors' Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $4,747,000 and $4,538,000, and was fully accrued for the years ended December 31, 2012 and 2011, respectively. The expense recognized under these arrangements totaled $292,000, $403,000, and $510,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $83,000 for each of the years ended December 31, 2012, 2011 and 2010. The Company also provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $145,000, $197,000 and $245,000, and was fully accrued for the years ended December 31, 2012, 2011, and 2010, respectively. Benefits paid to former executives of SNB under this plan totaled $67,000, for each of the years ended December 31, 2012, 2011, and 2010, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers' beneficiaries.

In connection with these plans, the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $34,762,000 and $34,937,000 at December 31, 2012 and 2011, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2012, 2011 and 2010. In connection with this plan, life insurance policies with cash surrender values totaling $3,245,000 and $2,720,000 at December 31, 2012 and 2011, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the "Plan") allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants' contributions annually. The amount of the matching contribution was 50% for each of the years ended December 31, 2012, 2011 and 2010. The matching contribution is discretionary; vests over a period of five years from the participants’ hire date and is subject to the approval of the Board of Directors. The Company contributed $302,000, $304,000 and $286,000 to the Plan in 2012, 2011 and 2010, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	NON-INTEREST REVENUE

The major grouping of non-interest revenue on the consolidated income statements includes several specific items: service charges on deposit accounts, gain on sale of loans, credit card fees, check card fees, (loss) gain on sales and calls of investment securities available for sale, and increase in cash surrender value of life insurance.

Non-interest revenue also includes one general category of other income of which the following are major components (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010
Included in other income:
Loss on limited partnerships	$(395)	$(885)	$(808)
Dividends on Equity Investments	67	26	52
Rental income on leases	102	173	570
Other	2,134	1,842	1,457

Total other non-interest revenue	$1,908	$1,156	$1,271

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2012	2011	2010

Professional fees	$3,454	$3,941	$5,018
Data processing	1,807	1,523	1,737
Advertising and promotion	1,771	2,051	1,979
Deposit services	2,266	2,516	2,708
Stationery and supplies	738	705	715
Telephone and data communication	1,549	1,291	1,156
Loan and credit card processing	419	1,082	765
Foreclosed assets expense	4,914	5,226	7,572
Postage	718	576	558
Other	1,905	1,267	1,521

Total other non-interest expense	$19,541	$20,178	$23,729

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Years Ended December 31,
	2012	2011	2010

Balance, beginning of year	$2,471	$3,465	$3,104

Disbursements	625	773	2,343
Amounts repaid	(2,467)	(1,767)	(1,982)
Decreased	-	-	-

Balance, end of year	$629	$2,471	$3,465

Undisbursed commitments to related parties	$330	$472	$1,433

Deposits from related parties held by the Bank at December 31, 2012 and 2011 amounted to $9,012,000 and $6,665,000 respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	FAIR VALUE

Fair value is defined by U.S. GAAP as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. U.S. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

▪	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

▪	Level 2: Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

▪	Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

 SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	FAIR VALUE (Continued)

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

Collateral Dependent Impaired loans: A specific loss allowance is created for collateral dependent impaired loans, representing the difference between the face value of the loan and its current appraised value less estimated disposition costs.

Foreclosed assets: Repossessed real estate (OREO) and other assets such as mobile homes are acquired at fair value, which is the appraised value less expected disposition costs, ranging from 5% to 15% depending on the specific property. Foreclosed assets are periodically measured for impairment using updated appraisals. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
U.S. Government agencies	$-	$2,973	$-	$2,973	$-
Obligations of states and political subdivisions	-	73,986	-	73,986	-
U.S. Government agencies collateralized by mortgage obligations	-	301,389	-	301,389	-
Other Securities	1,809	31	-	1,840	-

Total available-for-sale securities	$1,809	$378,379	$-	$380,188	$-

	Fair Value Measurements at December 31, 2011, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
U.S. Government agencies	$-	$2,026	$-	$2,026	$-
Obligations of states and political subdivisions	-	71,340	-	71,340	-
U.S. Government agencies collateralized by mortgage obligations	-	331,758	-	331,758	-
Other Securities	1,347	-	-	1,347	(1,370)

Total available-for-sale securities	$1,347	$405,124	$-	$406,471	$(1,370)

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	FAIR VALUE (Continued)

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$27,449	$-	$27,449
Foreclosed Assets	$-	$19,754	$-	$19,754

	Year Ended December 31, 2011
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$11,016	$285	$11,301
Foreclosed Assets	$-	$14,777	$587	$15,364

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2012 and 2011:

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

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2012
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$61,818	$61,818	$-	$-	$61,818
Investment securities available for sale	380,188	1,809	378,379	-	380,188
Loans and leases held for investment	839,629	-	873,309	-	873,309
Collateral dependent impaired loans	27,449	-	27,449	-	27,449
Loans held-for-sale	210	210	-	-	210
Cash surrender value of life insurance policies	38,007	-	38,007	-	38,007
Other Investments	6,370	-	6,370	-	6,370
Investment in Limited Partnership	10,316	-	10,316	-	10,316
Accrued interest receivable	5,095	-	5,095	-	5,095

Financial Liabilities:
Deposits:
Noninterest-bearing	$352,597	$352,597	$-	$-	$352,597
Interest-bearing	821,437	-	821,911	-	821,911
Fed Funds Purchased and Repurchase Agreements	1,419	-	1,419	-	1,419
Short-term borrowings	36,650	-	36,650	-	36,650
Long-term borrowings	5,000	-	5,038	-	5,038
Subordinated debentures	30,928	-	12,141	-	12,141
Limited partnership capital commitment	962	-	962	-	962
Accrued Interest Payable	304	-	304	-	304

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$225,400
Standby letters of credit	6,690
Commercial lines of credit	8,539

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2011
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$63,036	$63,036	$-	$-	$63,036
Investment securities available for sale	406,471	1,347	405,124	-	406,471
Loans and leases held for investment	729,628	-	771,192	-	771,192
Collateral dependent impaired loans	11,301	-	11,016	285	11,301
Loans held-for-sale	1,354	1,354	-	-	1,354
Cash surrender value of life insurance policies	37,657	-	37,657	-	37,657
Other Investments	7,040	-	7,040	-	7,040
Investment in Limited Partnership	9,927	-	9,927	-	9,927
Accrued interest receivable	5,368	-	5,368	-	5,368

Financial Liabilities:
Deposits:
Noninterest-bearing	$300,045	$300,045	$-	$-	$300,045
Interest-bearing	786,223	-	702,270	-	702,270
Fed Funds Purchased and Repurchase Agreements	3,037	-	3,037	-	3,037
Short-term borrowings	17,120	-	17,120	-	17,120
Long-term borrowings	15,000	-	15,287	-	15,287
Subordinated debentures	30,928	-	12,262	-	12,262
Limited partnership capital commitment	353	-	353	-	353
Accrued Interest Payable	514	-	514	-	514

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	154,323
Standby letters of credit	11,113
Commercial lines of credit	8,991

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2012 and 2011

(dollars in thousands)

	2012	2011
ASSETS
Cash and due from banks	$1,712	$5,395
Investments in bank subsidiary	200,497	191,135
Investment in Trust subsidiaries	928	928
Investment in other securities	1,809	1,330
Other assets	263	847

Total Assets	$205,209	$199,635

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$390	$143
Subordinated debentures	30,928	30,928

Total liabilities	31,318	31,071

Shareholders' equity:
Common stock	67,043	66,542
Retained Earnings	103,128	98,174
Accumulated other comprehensive income, net of taxes	3,720	3,848

Total shareholders' equity	173,891	168,564

Total liabilities and shareholders' equity	$205,209	$199,635

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Income:
Other-than-temporary impairment losses on equity securities	$-	$(1,370)	$-
Other operating income	10	21	-

Total Income	10	(1,349)	-

Expense
Salaries and employee benefits	254	206	170
Other expenses	1,365	1,388	1,326
Total expenses	1,619	1,594	1,496

Loss before income taxes	(1,609)	(2,943)	(1,496)

Income tax benefit	(663)	(1,212)	(615)

(Loss)/Income before equity in undistributed income of subsidiary	(946)	(1,731)	(881)

Equity in undistributed income of subsidiary	9,131	9,511	8,244

Net income	$8,185	$7,780	$7,363

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2012, 2011 and 2010

(dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net Income	$8,185	$7,780	$7,363
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(9,131)	(9,511)	(8,244)
Other-than-temporary impairment loss	-	1,370	-
Increase in other assets	583	(140)	(585)
Increase/(decrease) in other liabilities	50	73	(108)
Tax benefit from equity based compensation	(36)	109	19

Net cash used in operating activities	(349)	(319)	(1,555)

Cash flows from investing activities:
Payments for investments in and advances to Subsidiaries	-	-	(14,000)

Net cash provided by/(used in) investing activities	-	-	(14,000)

Cash flows from financing activities:
(Expense)/Proceeds from the issuance of common stock	-	(23)	21,864
Stock options exercised	51	867	242
Dividends paid	(3,385)	(3,368)	(2,935)

Net cash (used in)/provided by financing activities	(3,334)	(2,524)	19,171

Net (decrease)/increase in cash and cash equivalents	(3,683)	(2,843)	3,616

Cash and cash equivalents, beginning of year	5,395	8,238	4,622

Cash and cash equivalents, end of year	$1,712	$5,395	$8,238

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company's results of operations for the four quarters of 2012 and 2011 and is unaudited. In management's opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2012 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Interest income	$13,389	$14,192	$13,612	$13,709
Interest expense	973	1,063	1,064	1,221
Net interest income	12,416	13,129	12,548	12,488
Provision for loan and lease losses	3,600	4,700	3,160	2,750
Non-interest income	5,521	4,381	4,121	4,103
Non-interest expense	12,637	11,496	10,482	12,041
Net income before taxes	1,700	1,314	3,027	1,800
Provision for taxes	(398)	(321)	454	(79)
Net income	$2,098	$1,635	$2,573	$1,879

Diluted earnings per share	$.15	$.12	$.18	$.13
Cash dividend per share	$.06	$.06	$.06	$.06

	2011 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Interest income	$14,304	$14,939	$14,949	$14,422
Interest expense	1,367	1,392	1,452	1,446
Net interest income	12,937	13,547	13,497	12,976
Provision for loan and lease losses	2,400	3,000	3,000	3,600
Non-interest income	4,093	3,599	3,767	3,533
Non-interest expense	13,299	10,798	11,849	11,659
Net income before taxes	1,331	3,348	2,415	1,250
Provision for taxes	(210)	822	231	(279)
Net income	$1,541	$2,526	$2,184	$1,529

Diluted earnings per share	$.10	$.18	$.16	$.11
Cash dividend per share	$.06	$.06	$.06	$.06

Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2012.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra and Subsidiary’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that (1) in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the three years in the period ended December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 14, 2013

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.	Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2013 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2012 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

Dated: March 14, 2013	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
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

Signature	Title	Date

/s/ Albert L. Berra	Director	March 14, 2013
Albert L. Berra

/s/ Robert L. Fields	Director	March 14, 2013
Robert L. Fields

/s/ James C. Holly	President, Chief Executive	March 14, 2013
James C. Holly	Officer, & Director
(Principal Executive Officer)

/s/ Vincent L. Jurkovich	Director	March 14, 2013
Vincent L. Jurkovich

/s/ Lynda B. Scearcy	Director	March 14, 2013
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 14, 2013
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 14, 2013
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 14, 2013
Kenneth R. Taylor	Chief Financial Officer
(Principal Financial and
Principal Accounting Officer)

