Form 10-Q
period 2013-03-31
SIERRA BANCORP
filed 2013-05-08
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Common stock, no par value, 14,122,639 shares outstanding as of April 30, 2013

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements

SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$45,163	$42,079
Interest-bearing deposits in banks	2,786	19,739
Total Cash & Cash Equivalents	47,949	61,818
Investment securities available for sale	398,755	380,188
Loans held for sale	789	210
Loans and leases:
Gross loans and leases	827,301	879,795
Allowance for loan and lease losses	(13,199)	(13,873)
Deferred loan and lease fees, net	1,127	1,156
Net Loans and Leases	815,229	867,078
Premises and equipment, net	21,346	21,830
Operating leases, net	-	12
Foreclosed assets	15,747	19,754
Goodwill	5,544	5,544
Other assets	81,003	81,469
TOTAL ASSETS	$1,386,362	$1,437,903

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$342,048	$352,597
Interest bearing	813,886	821,437
Total Deposits	1,155,934	1,174,034
Federal funds purchased and repurchase agreements	2,673	1,419
Short-term borrowings	6,600	36,650
Long-term borrowings	-	5,000
Junior subordinated debentures	30,928	30,928
Other liabilities	14,685	15,980
TOTAL LIABILITIES	1,210,820	1,264,011
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares authorized; 14,119,679 and 14,106,959 shares issued and outstanding at March 31, 2013 and
December 31, 2012, respectively	64,541	64,384
Additional paid in capital	2,720	2,660
Retained earnings	104,615	103,128
Accumulated other comprehensive income	3,666	3,720
TOTAL SHAREHOLDERS' EQUITY	175,542	173,892

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,386,362	$1,437,903

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data, unaudited)

	For the Quarter	For the Quarter
	Ended March 31,	Ended March 31,
	2013	2012
Interest income:
Interest and fees on loans	$10,907	$11,144
Interest on investment securities:
Taxable	1,162	1,884
Tax-exempt	619	666
Interest on federal funds sold and interest-bearing deposits	28	14
Total interest income	12,716	13,708

Interest expense:
Interest on deposits	660	885
Interest on short-term borrowings	4	5
Interest on long-term borrowings	33	131
Interest on mandatorily redeemable trust preferred securities	177	199
Total interest expense	874	1,220

Net Interest Income	11,842	12,488

Provision for loan losses	1,600	2,750

Net Interest Income after Provision for Loan Losses	10,242	9,738

Non-interest revenue:
Service charges on deposit accounts	2,072	2,287
Gains on investment securities available-for-sale	6	70
Other income, net	2,037	1,745
Total other operating income	4,115	4,102

Other operating expense:
Salaries and employee benefits	5,920	5,665
Occupancy expense	1,551	1,489
Other	4,348	4,886
Total other operating expenses	11,819	12,040

Income before income taxes	2,538	1,800

Provision for income taxes	204	(79)

Net Income	$2,334	$1,879

PER SHARE DATA
Book value	$12.43	$12.07
Cash dividends	$0.06	$0.06
Earnings per share basic	$0.17	$0.13
Earnings per share diluted	$0.16	$0.13
Average shares outstanding, basic	14,113,502	14,101,879
Average shares outstanding, diluted	14,194,223	14,107,551

Total shareholder Equity (in thousands)	$175,542	$170,245
Shares outstanding	14,119,679	14,103,209
Dividends Paid	$846,665	$846,097

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, unaudited)

	For the Quarter	For the Quarter
	Ended March 31, 2013	Ended March 31, 2012

Net Income	$2,334	$1,879
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	(85)	1,119
Less: reclassification adjustment for gains (1) included in net income	(6)	(70)
Other comprehensive income, before tax	(91)	1,049
Income tax expense related to items of other comprehensive income,
net of tax	37	(446)
Other comprehensive income	(54)	603

Comprehensive income	$2,280	$2,482

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the quarter ended March 31, 2013 and 2012 was $3 thousand and $29 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Quarter Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$2,334	$1,879
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(6)	(70)
Gain on sales of loans	(36)	(50)
Loss on sale on foreclosed assets	488	126
Writedowns on foreclosed assets	87	851
Share-based compensation expense	93	67
Provision for loan losses	1,600	2,750
Depreciation and amortization	590	585
Net amortization on securities premiums and discounts	2,096	1,920
Decrease (Increase) in unearned net loan fees	29	(69)
Increase in cash surrender value of life insurance policies	(593)	(669)
Proceeds from sales of loans portfolio	1,257	2,224
Net Increase in loans held-for-sale	(1,800)	(1,583)
Decrease (Increase) in interest receivable and other assets	1,057	(218)
Decrease in other liabilities	(1,295)	(1,213)
Net Decrease in FHLB Stock	-	319
Deferred Income Tax Provision (Benefit)	4	(1)
Excess tax benefit from equity based compensation	(34)	(36)
Net cash provided by operating activities	5,871	6,812

Cash flows from investing activities:
Maturities of securities available for sale	140	135
Proceeds from sales/calls of securities available for sale	977	3,837
Purchases of securities available for sale	(47,006)	(38,308)
Principal pay downs on securities available for sale	25,141	23,139
Net Decrease in loans receivable, net	49,928	193
Purchases of premises and equipment, net	(94)	(616)
Proceeds from sales of foreclosed assets	3,725	2,012
Net cash provided by (used in) investing activities	32,811	(9,608)

Cash flows from financing activities:
(Decrease) Increase in deposits	(18,100)	36,610
Decrease in borrowed funds	(35,050)	(27,120)
Increase in repurchase agreements	1,254	2,808
Cash dividends paid	(847)	(846)
Stock options exercised	158	14
Excess tax benefit from equity based compensation	34	36
Net cash (used in) provided by financing activities	(52,551)	11,502

(Decrease) Increase in cash and due from banks	(13,869)	8,706

Cash and Cash Equivalents
Beginning of period	61,818	63,036
End of period	$47,949	$71,742

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (TRUPS). Pursuant to the Financial Accounting Standards Board’s (FASB’s) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services primarily to communities in the central and southern regions of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s most recent branching activity includes a new branch which opened for business in the city of Selma in February 2011, and the relocation of our Clovis branch to a larger facility in a more convenient location in the third quarter of 2012. In addition to our full-service branches, the Bank has a real estate industries group, an agricultural credit division, an SBA lending unit, and offsite ATM’s at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. In preparing the accompanying consolidated financial statements, management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2012 have been reclassified to be consistent with the reporting for 2013. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. For public entities, this update is effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 effective the first quarter of 2013. The effect of adopting this standard enhanced our disclosures with regard to items reclassified out of accumulated comprehensive income.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2013 and 2012, cash paid for interest due on interest-bearing liabilities was $993,000 and $1.477 million, respectively. There was no cash paid for income taxes during the three months ended March 31, 2013 and 2012. Assets totaling $293,000 and $3.283 million were acquired in settlement of loans for the three months ended March 31, 2013 and March 31, 2012, respectively. We received $3.333 million in cash from the sale of foreclosed assets during the first three months of 2013 relative to $1.587 million during the first three months of 2012, which represents sales proceeds less loans extended to finance such sales totaling $390,000 for the first three months of 2013 and $425,000 for the first three months of 2012.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 167,750 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of March 31, 2013 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of March 31, 2013 was 742,440. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as share-based compensation expense or directors’ expense, by amortizing it over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $94,000 was reflected in the Company’s income statement during the first quarter of 2013 and $67,000 was charged during the first quarter of 2012, as expense related to stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,113,502 weighted average shares outstanding during the first quarter of 2013, and 14,101,879 during the first quarter of 2012.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2013 the dilutive effect of options outstanding calculated under the treasury stock method totaled 80,721, which was added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2012 shares totaling 5,672 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	March 31, 2013	December 31, 2012
Commitments to extend credit	$313,907	$225,400
Standby letters of credit	$6,727	$6,690
Commercial letters of credit	$8,536	$8,539

Commitments to extend credit consist primarily of the following: Unfunded home equity lines of credit; commercial real estate construction loans, which are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction; commercial revolving lines of credit, which have a high degree of industry diversification; the unused portions of mortgage warehouse lines of credit; and the unused portions of formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company’s commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.

The Company is also utilizing a $69 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. The letter of credit is backed by specific loans which are pledged to the Federal Home Loan Bank by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate such values. In addition to those disclosure requirements, FASB’s standard on investments requires that our debt securities, which are classified as available for sale, and our equity securities that have readily determinable fair values, be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any additional financial assets or liabilities.

Fair value measurements and disclosure standards also establish a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Further, they establish a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standards describe three levels of inputs that may be used to measure fair value:

⋅	Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

⋅
Level 2: Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.

⋅	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the factors that market participants would likely consider in pricing an asset or liability.

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at March 31, 2013 and December 31, 2012:

⋅	Cash and cash equivalents and fed funds sold: For cash and cash equivalents and fed funds sold, the carrying amount is estimated to be fair value.

⋅
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

⋅
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

⋅
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

⋅
Collateral-dependent impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral, net of expected disposition costs where applicable, for collateral-dependent loans.

⋅	Cash surrender value of life insurance policies: The fair values are based on net cash surrender values at each reporting date.

⋅
Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

⋅	Other investments: Certain long-term investments for which no secondary market exists are carried at cost, and the carrying amount for those investments approximates their estimated fair value.

⋅
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

⋅
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

⋅
Long-term borrowings: The fair values of the Company’s long-term borrowings are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

⋅	Subordinated debentures: The fair values of subordinated debentures are determined based on the current market value for like instruments of a similar maturity and structure.

⋅
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

Estimated fair values for the Company’s financial instruments at the periods noted are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	March 31, 2013
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$47,949	$47,949	$-	$-	$47,949
Investment securities available for sale	398,755	2,102	396,653	-	398,755
Loans and leases, net	789,709	-	839,394	-	839,394
Collateral dependent impaired loans	25,520	-	25,520	-	25,520
Loans held-for-sale	789	789	-	-	789
Cash surrender value of life insurance policies	38,600	-	38,600	-	38,600
Other investments	6,370	-	6,370	-	6,370
Investment in Limited Partnership	10,095	-	10,095	-	10,095
Accrued interest receivable	4,771	-	4,771	-	4,771

Financial Liabilities:
Deposits:
Noninterest-bearing	$342,048	$342,048	$-	$-	$342,048
Interest-bearing	813,886	-	814,289	-	814,289
Fed Funds Purchased and Repurchase Agreements	2,673	-	2,673	-	2,673
Short-term borrowings	6,600	-	6,600	-	6,600
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	19,237	-	19,237
Limited partnership capital commitment	962	-	962	-	962
Accrued Interest Payable	186	-	186	-	186

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$313,907
Standby letters of credit	6,727
Commercial lines of credit	8,536

	December 31, 2012
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$61,818	$61,818	$-	$-	$61,818
Investment securities available for sale	380,188	1,809	378,379	-	380,188
Loans and leases, net	839,629	-	873,309	-	873,309
Collateral dependent impaired loans	27,449	-	27,449	-	27,449
Loans held-for-sale	210	210	-	-	210
Cash surrender value of life insurance policies	38,007	-	38,007	-	38,007
Other Investments	6,370	-	6,370	-	6,370
Investment in Limited Partnership	10,316	-	10,316	-	10,316
Accrued Interest Receivable	5,095	-	5,095	-	5,095

Financial Liabilities:
Deposits:
Noninterest-bearing	$352,597	$352,597	$-	$-	$352,597
Interest-bearing	821,437	-	821,911	-	821,911
Fed Funds Purchased and Repurchase Agreements	1,419	-	1,419	-	1,419
Short-term borrowings	36,650	-	36,650	-	36,650
Long-term borrowings	5,000	-	5,038	-	5,038
Subordinated debentures	30,928	-	12,141	-	12,141
Limited partnership capital commitment	962	-	962	-	962
Accrued Interest Payable	304	-	304	-	304

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$225,400
Standby letters of credit	6,690
Commercial lines of credit	8,539

For financial asset categories that were actually reported at fair value at March 31, 2013 and December 31, 2012, the Company used the following methods and significant assumptions:

⋅
Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the their relationship to other benchmark quoted securities.

⋅
Collateral Dependent Impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral based on current appraisals, net of expected disposition costs where applicable, for collateral-dependent loans.

⋅
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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment Securities
U.S. Government agencies	$-	$4,684	$-	$4,684
Obligations of states and
political subdivisions	-	81,197	-	81,197
U.S. Government agencies
collateralized by mortgage
obligations	-	310,772	-	310,772
Other Securities	2,102	-	-	2,102

Total availabe-for-sale securities	$2,102	$396,653	$-	$398,755

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment Securities
U.S. Government agencies	$-	$2,973	$-	$2,973
Obligations of states and
political subdivisions	-	73,986	-	73,986
U.S. Government agencies
collateralized by mortgage
obligations	-	301,389	-	301,389
Other Securities	1,809	31	-	1,840

Total availabe-for-sale securities	$1,809	$378,379	$-	$380,188

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$25,520	$-	$25,520
Foreclosed Assets	$-	$15,747	$-	$15,747

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$27,449	$-	$27,449
Foreclosed Assets	$-	$19,754	$-	$19,754

The table above only includes collateral-dependent impaired loan balances for which a specific reserve has been established or on which a write-down has been taken. Information on the Company’s total impaired loan balances, and specific loss reserves associated with those balances, is included in Note 11 below, and in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections.

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

Note 10 – Investments

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB’s guidance on accounting for debt and equity securities, available for sale securities are carried on the Company’s financial statements at their estimated fair market values, with monthly tax-effected “mark-to-market” adjustments made vis-à-vis accumulated other comprehensive income in shareholders’ equity. The Company’s available-for-sale investment securities totaled $399 million at March 31, 2013, and $380 million at December 31, 2012.

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows
(dollars in thousands, unaudited):

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$4,698	$4	$(18)	$4,684
Obligations of state and political subdivisions	78,445	3,241	(489)	81,197
U.S. Government agencies collateralized by
mortgage obligations	308,044	3,779	(1,051)	310,772
Equity Securities	1,336	766	-	2,102
	$392,523	$7,790	$(1,558)	$398,755

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$2,987	$3	$(17)	$2,973
Obligations of state and political subdivisions	70,736	3,430	(180)	73,986
U.S. Government agencies collateralized by
mortgage obligations	298,806	3,547	(964)	301,389
Equity Securities	1,336	508	(4)	1,840
	$373,865	$7,488	$(1,165)	$380,188

At March 31, 2013 and December 31, 2012, the Company had 130 securities and 89 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to our investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)

	March 31, 2013
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(18)	$1,993	$-	$-
Obligations of State and Political Subdivisions	(475)	22,550	(15)	318
U.S. Government agencies collateralized by mortgage
obligations	(919)	112,437	(132)	11,942
Other Securities	-	-	-	-
Total	$(1,412)	$136,980	$(147)	$12,260

	December 31, 2012
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(17)	$1,996	$-	$-
Obligations of State and Political Subdivisions	(180)	9,324	-	-
U.S. Government agencies collateralized by mortgage
obligations	(903)	106,799	(61)	6,965
Other Securities	(4)	242	-	-
Total	$(1,104)	$118,361	$(61)	$6,965

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged off. The Company uses the following definitions of risk classifications:

⋅	Pass: Larger non-homogeneous loans not meeting the risk rating definitions below, and smaller homogeneous loans that are not assessed on an individual basis.

⋅
Special Mention: Loans which have potential issues that deserve the close attention of management. If left uncorrected, those potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.

⋅
Substandard: Loans that have at least one clear and well-defined weakness which could jeopardize the ultimate recoverability of all principal and interest, such as a borrower displaying a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or a deteriorated financial condition.

⋅
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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)

	March 31, 2013
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$988	$324	$-	$-	$1,312
Other construction/Land	13,442	900	915	12,018	27,275
1-4 Family - closed end	69,821	2,237	792	23,291	96,141
Equity Lines	55,518	55	2,075	931	58,579
Multi-family residential	5,681	607	-	-	6,288
Commercial real estate - owner occupied	138,525	23,867	7,237	8,417	178,046
Commercial real estate - non-owner occupied	74,174	6,800	244	16,542	97,760
Farmland	82,583	2,205	3,499	1,923	90,210
Total Real Estate	440,732	36,995	14,762	63,122	555,611

Agricultural	25,659	449	-	659	26,767
Commercial and Industrial	183,516	4,570	371	4,850	193,307
Small Business Administration	15,176	1,624	731	3,146	20,677
Direct finance leases	3,743	4	-	150	3,897
Consumer loans	22,230	378	321	4,113	27,042
Total Gross Loans and Leases	$691,056	$44,020	$16,185	$76,040	$827,301

	December 31, 2012
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$1,599	$1,333	$89	$153	$3,174
Other construction/Land	13,270	952	1,132	12,648	28,002
1-4 Family - closed end	73,002	2,484	1,208	23,222	99,916
Equity Lines	58,161	96	1,949	1,258	61,464
Multi-family residential	5,351	609	-	-	5,960
Commercial real estate - owner occupied	144,207	22,895	6,562	8,950	182,614
Commercial real estate - non-owner occupied	67,407	6,864	568	17,969	92,808
Farmland	64,176	2,216	3,526	1,933	71,851
Total Real Estate	427,173	37,449	15,034	66,133	545,789

Agricultural	21,333	462	24	663	22,482
Commercial and Industrial	247,375	5,020	1,845	3,656	257,896
Small Business Administration	15,002	1,551	743	3,227	20,523
Direct finance leases	4,076	22	-	135	4,233
Consumer loans	23,881	445	198	4,348	28,872
Total Gross Loans and Leases	$738,840	$44,949	$17,844	$78,162	$879,795

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

Loan Portfolio Aging
(dollars in thousands, unaudited)

	March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$-	$-	$1,312	$1,312	$-
Other construction/Land	11	27	105	143	27,132	27,275	10,556
1-4 Family - closed end	1,656	-	806	2,462	93,679	96,141	15,493
Equity Lines	25	311	41	377	58,202	58,579	728
Multi-family residential	-	-	-	-	6,288	6,288	-
Commercial real estate - owner occupied	1,009	-	1,810	2,819	175,227	178,046	5,301
Commercial real estate - non-owner occupied	248	-	7,291	7,539	90,221	97,760	10,229
Farmland	925	230	1,679	2,834	87,376	90,210	1,923
Total Real Estate	3,874	568	11,732	16,174	539,437	555,611	44,230

Agricultural	-	-	659	659	26,108	26,767	659
Commercial and Industrial	671	391	1,018	2,080	191,227	193,307	2,388
Small Business Administration	521	3	1,433	1,957	18,720	20,677	2,094
Direct finance leases	-	4	150	154	3,743	3,897	150
Consumer loans	230	30	-	260	26,782	27,042	1,045
Total Gross Loans and Leases	$5,296	$996	$14,992	$21,284	$806,017	$827,301	$50,566

(1) Included in Total Financing Receivables
(2) As of March 31, 2013 there were no loans over 90 days past due and still accruing.

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due (2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$153	$153	$3,021	$3,174	$153
Other construction/Land	374	211	-	585	27,417	28,002	11,163
1-4 Family - closed end	1,335	88	376	1,799	98,117	99,916	15,381
Equity Lines	473	40	66	579	60,885	61,464	1,026
Multi-family residential	177	-	-	177	5,783	5,960	-
Commercial real estate - owner occupied	1,372	813	1,289	3,474	179,140	182,614	5,314
Commercial real estate - non-owner occupied	7,831	-	1,499	9,330	83,478	92,808	11,642
Farmland	231	-	1,679	1,910	69,941	71,851	1,933
Total Real Estate	11,793	1,152	5,062	18,007	527,782	545,789	46,612

Agricultural	24	157	506	687	21,795	22,482	664
Commercial and Industrial	1,419	518	7	1,944	255,952	257,896	2,386
Small Business Administration	905	-	1,574	2,479	18,044	20,523	2,159
Direct finance leases	-	34	123	157	4,076	4,233	135
Consumer loans	238	189	87	514	28,358	28,872	1,138
Total Gross Loans and Leases	$14,379	$2,050	$7,359	$23,788	$856,007	$879,795	$53,094

(1) Included in Total Financing Receivables
(2) As of December 31, 2012 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (“TDR”), if the modification constitutes a concession. At March 31, 2013, the Company had a total of $51.6 million in TDR’s, including $31.8 million in TDR’s that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDR’s may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDR’s which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2013
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$247	$-	$-	$-	$-	$-	$247
1-4 family - closed-end	-	3,240	-	-	-	-	-	3,240
Commercial RE - owner occupied	-	-	-	-	-	-	-	-
Commercial RE - non owner occupied	-	-	-	-	-	-	-	-
Total Real Estate Loans	-	3,487	-	-	-	-	-	3,487
Commercial and Industrial	-	1,457	-	-	-	-	-	1,457
Consumer loans	-	263	-	-	-	-	-	263
Small Business Administration Loans	-	-	-	-	-	-	-	-
	$-	$5,207	$-	$-	$-	$-	$-	$5,207

	For the Quarter Ended March 31, 2012
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$-	$-	$53	$-	$-	$-	$53
1-4 family - closed-end	-	110	-	-	-	-	-	110
Commercial RE - owner occupied	-	779	-	318	-	-	-	1,097
Commercial RE - non owner occupied	-	74	-	-	-	-	-	74
Total Real Estate Loans	-	963	-	371	-	-	-	1,334
Commercial and Industrial	-	25	-	-	-	-	-	25
Consumer loans	-	109	-	118	-	-	-	227
Small Business Administration Loans	-	-	-	475	-	-	-	475
	$-	$1,097	$-	$964	$-	$-	$-	$2,061

The following tables present, by class, additional details related to loans classified as TDR’s during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$249	$247	$6	$4
1-4 family - closed-end	1	3,240	3,240	-	-
Commercial RE- owner occupied	-	-	-	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Total Real Estate Loans		3,489	3,487	6	4

Commercial and Industrial	3	1,457	1,457	(38)	57
Small Business Administration Loans	5	263	263	31	39
Consumer loans	-	-	-	-	-
		$5,209	$5,207	$(1)	$100

(1) This represents the change in the ALL reserve for these credits measured as the difference between the specific  post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the Quarter Ended March 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$53	$53	$-	$-
1-4 family - closed-end	2	110	110	6	8
Commercial RE- owner occupied	2	747	1,097	(71)	-
Commercial RE- non-owner occupied	1	74	74	6	6
Total Real Estate Loans		984	1,334	(59)	14

Commercial and Industrial	2	25	25	(11)	2
Small Business Administration Loans	1	468	475	2	118
Consumer loans	4	228	227	(14)	12
		$1,705	$2,061	$(82)	$146

(1) This represents the change in the ALL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The table below summarizes TDR’s that defaulted during the period noted, and any charge-offs on those TDR’s resulting from such default.

Troubled Debt Restructurings
(dollars in thousands, unaudited)

Subsequent default three-months ended March 31, 2013
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
1-4 family – closed-end	-	$-	$-
Equity Lines	-	-	-
Commercial RE- owner occupied	-	-	-
Total Real Estate Loans		-	-

Agricultural products	-	-	-
Commercial and Industrial	2	173	96
Small Business Administration Loans	-	-	-
Consumer loans	1	2	2
		$175	$98

	Subsequent default three-months ended March 31, 2012
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
1-4 family - closed-end	1	$93	$-
Equity Lines	1	213	-
Commercial RE- owner occupied	2	1,773	-
Total Real Estate Loans		2,079	-

Agricultural products	-	-	-
Commercial and Industrial	-	-	-
Small Business Administration Loans	-	-	-
Consumer Loans	3	488	-
		$2,567	$-

Note 12 – Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it at least quarterly. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary.  The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDR’s, totaling $2.719 million at March 31, 2013 and $3.224 million at December 31, 2012.

Impaired Loans
(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2013
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	9,978	9,978	1,227	10,084	27
1-4 Family - closed-end	17,425	17,412	592	17,442	125
Equity Lines	575	541	68	541	4
Commercial RE- owner occupied	4,258	4,258	312	4,275	23
Commercial RE- non-owner occupied	13,762	13,604	894	13,603	105
Farmland	83	83	-	84	-
Total Real Estate	46,081	45,876	3,093	46,029	284
Agriculture	-	-	-	-	-
Commercial and Industrial	2,572	2,536	1,372	2,577	21
Small Business Administration	2,622	2,425	1,073	2,425	15
Direct finance leases	150	150	74	150	-
Consumer loans	4,140	4,088	603	4,136	65
	55,565	55,075	6,215	55,317	385
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	2,150	2,039	-	2,039	-
1-4 Family - closed-end	6,342	5,879	-	5,888	-
Equity Lines	504	390	-	444	-
Commercial RE- owner occupied	5,459	4,159	-	4,167	-
Commercial RE- non-owner occupied	4,257	2,938	-	3,974	-
Farmland	1,841	1,841	-	1,841	-
Total Real Estate	20,553	17,246	-	18,353	-
Agriculture	1,031	659	-	659	-
Commercial and Industrial	2,399	2,314	-	2,318	10
Small Business Administration	1,008	721	-	721	-
Direct finance leases	-	-	-	-	-
Consumer loans	46	25	-	25	-
	25,037	20,965	-	22,076	10
Total	$80,602	$76,040	$6,215	$77,393	$395

(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

	For the Year Ended December 31, 2012
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$153	$153	$23	$91	$-
Other Construction/Land	10,313	10,313	1,244	10,755	86
1-4 Family - closed-end	19,218	18,910	955	19,024	401
Equity Lines	1,142	1,142	163	1,144	9
Multifamily residential	-	-	-	-	-
Commercial RE- owner occupied	5,846	5,585	563	5,666	126
Commercial RE- non-owner occupied	18,539	17,579	1,230	18,079	481
Farmland	254	254	2	259	-
Total Real Estate	55,465	53,936	4,180	55,018	1,103
Agriculture	28	28	28	28	-
Commercial and Industrial	2,955	2,920	934	3,100	51
Small Business Administration	2,704	2,507	1,038	2,507	53
Direct finance leases	135	135	67	135	-
Consumer loans	4,349	4,344	878	4,493	183
	65,636	63,870	7,125	65,281	1,390
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	2,335	2,335	-	2,346	-
1-4 Family - closed-end	4,312	4,312	-	4,491	-
Equity Lines	116	116	-	155	1
Multifamily residential	-	-	-	-	-
Commercial RE- owner occupied	4,298	3,365	-	3,540	-
Commercial RE- non-owner occupied	390	390	-	421	3
Farmland	1,679	1,679	-	1,686	-
Total Real Estate	13,130	12,197	-	12,639	4
Agriculture	1,008	635	-	1,017	-
Commercial and Industrial	735	736	-	740	-
Small Business Administration	1,008	720	-	720	-
Direct finance leases	-	-	-	-	-
Consumer loans	4	4	-	7	-
	15,885	14,292	-	15,123	4
Total	$81,521	$78,162	$7,125	$80,404	$1,394

(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

Similar but condensed information as of the dates noted is provided in the following table:

Impaired Loans
(dollars in thousands, unaudited)
	March 31, 2013	December 31, 2012

Impaired loans without a valuation allowance	$20,965	$14,292
Impaired loans with a valuation allowance	55,075	63,870
Total impaired loans (1)	$76,040	$78,162
Valuation allowance related to impaired loans	$6,215	$7,125
Total non-accrual loans	$50,566	$53,094

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 80% of the Company’s impaired real estate loan balances at March 31, 2013. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the state of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $6.1 million at March 31, 2013.

During the three months ended March 31, 2013, there were no material changes to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2013
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$8,034	$258	$2,056	$1,246	$165	$2,114	$13,873
Charge-offs	(1,422)	(28)	(688)	(37)	(20)	(509)	(2,704)
Recoveries	164	-	191	-	1	74	430
Provision	(288)	174	1,525	201	(61)	49	1,600

Ending Balance	$6,488	$404	$3,084	$1,410	$85	$1,728	$13,199

Reserves:
Specific	$3,093	$-	$1,372	$1,073	$74	$603	$6,215
General	3,395	404	1,712	337	11	1,125	6,984

	$6,488	$404	$3,084	$1,410	$85	$1,728	$13,199

Loans evaluated for impairment:
Individually	$63,122	$659	$4,850	$3,146	$150	$4,113	$76,040
Collectively	492,489	26,108	188,457	17,531	3,747	22,929	751,261

Ending Balance	$555,611	$26,767	$193,307	$20,677	$3,897	$27,042	$827,301

	For the Year Ended December 31, 2012
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283
Charge-offs	(11,108)	(634)	(3,517)	(753)	(198)	(2,568)	(18,778)
Recoveries	302	-	483	95	-	278	1,158
Provision	10,580	873	452	457	52	1,796	14,210

Ending Balance	$8,034	$258	$2,056	$1,246	$165	$2,114	$13,873

Reserves:
Specific	$4,180	$28	$934	$1,038	$67	$878	$7,125
General	3,854	230	1,122	208	98	1,236	6,748

	$8,034	$258	$2,056	$1,246	$165	$2,114	$13,873

Loans evaluated for impairment:
Individually	$66,133	$663	$3,656	$3,227	$135	$4,348	$78,162
Collectively	479,656	21,819	254,240	17,296	4,098	24,524	801,633

Ending Balance	$545,789	$22,482	$257,896	$20,523	$4,233	$28,872	$879,795

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. They include, but are not limited to, persistent sluggish economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; declines in the market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the Company’s allowance for loan and lease losses, as explained in detail in Note 12 to the consolidated financial statements and the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, which is discussed in Note 11 to the consolidated financial statements and in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill, which is evaluated annually for impairment based on the fair value of the Company as discussed in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

results of operations Summary

First Quarter 2013 compared to First Quarter 2012

Net income for the quarter ended March 31, 2013 was $2.334 million, representing an increase of $455,000, or 24%, relative to net income of $1.879 million for the quarter ended March 31, 2012. Basic and diluted earnings per share for the first quarter of 2013 were $0.17 and $0.16, respectively, compared to $0.13 basic and diluted earnings per share for the first quarter of 2012. The Company’s annualized return on average equity was 5.42% and annualized return on average assets was 0.68% for the quarter ended March 31, 2013, compared to a return on equity of 4.44% and return on assets of 0.57% for the quarter ended March 31, 2012. The primary drivers behind the variance in first quarter net income are as follows:

⋅	Net interest income was down $646,000, or 5%, due to a 39 basis point drop in the Company’s net interest margin that was partially offset by a $58 million increase in average interest-earning assets.

⋅	The largest impact for the comparative quarters came from the loan loss provision, which was reduced by $1.150 million, or 42%, in the first quarter of 2013 relative to the first quarter of 2012.

⋅	Total operating expense fell by $221,000, or 2%, in the first quarter of 2013 relative to the first quarter of 2012. Salaries and benefits reflect an increase of $255,000, or 5%, due to regular annual salary increases and strategic staff additions, and occupancy expense also increased by $62,000, or 4%. However, other non-interest expenses fell by $538,000, or 11%, due primarily to a reduction in net OREO expense and other credit-related costs, and a drop in deposit costs resulting mainly from lower debit card processing costs.

⋅	The Company had an income tax accrual of $204,000, or 8% of pre-tax income in the first quarter of 2013, relative to an income tax benefit of $79,000 in the first quarter of 2012. The negative tax provision for 2012 was primarily the result of lower taxable income relative to the Company’s available tax credits.

Financial Condition Summary

March 31, 2013 relative to December 31, 2012

The most significant characteristics of, and changes in, the Company’s balance sheet during the first three months of 2013 are outlined below:

⋅	The Company’s assets totaled $1.386 billion at March 31, 2013, a drop of $52 million, or 4%, relative to total assets of $1.438 billion at December 31, 2012, due to lower loan balances.

⋅	A drop in mortgage activity negatively impacted loan volume, as balances outstanding on mortgage warehouse lines fell by $52 million relative to year-end 2012 and total loans and leases declined by the same amount.

⋅	Total nonperforming assets fell by close to $7 million, or 9%, to $66 million at March 31, 2013 from $73 million at December 31, 2012.

⋅	The Company’s allowance for loan and lease losses was $13.2 million as of March 31, 2013, a decline of $674,000, or 5%, relative to year-end 2012 due mainly to a lower general reserve for unimpaired loans and the write-down of certain impaired collateral-dependent loan balances against previously established specific reserves was largely offset by the build-up of reserves on other impaired loans. The overall allowance declined but the relative drop in loan balances was greater, so the ratio of the allowance to gross loans increased slightly to 1.60% at March 31, 2013 from 1.58% at December 31, 2012.

⋅	Investment securities reflect a net increase of close to $19 million, or 5%, for the first three months of 2013, due to the addition of mortgage-backed and municipal securities.

⋅	Cash and due from banks fell by $14 million, or 22%, as the result of lower interest-earning balances in our Federal Reserve Bank account.

⋅	Total deposits declined by $18 million, or 2%, due primarily to the maturity of a $5 million wholesale brokered time deposit and the runoff of about $12 million in other time deposits. Declines in non-interest bearing demand deposits and interest-bearing transaction accounts were effectively offset by increases in savings and money market deposits.

⋅	There was no change in the balance of junior subordinated debentures (trust preferred securities), but other interest-bearing liabilities, comprised primarily of Federal Home Loan Bank borrowings, were reduced by a net $34 million, or 78%, during the first quarter of 2013. The reduction was primarily a result of lower loan balances, specifically in mortgage warehouse loans (a sub component of commercial and industrial loans).

⋅	Total capital increased by about $2 million, or 1%, during the first three months of 2013, ending the period with a balance of $176 million. Risk-based capital ratios increased, as well, due in large part to the drop in risk-adjusted assets. Our consolidated total risk-based capital ratio increased to 20.44% at March 31, 2013 from 19.36% at year-end 2012. Our tier one risk-based capital ratio was 19.19% and our tier one leverage ratio was 13.65% at March 31, 2013.

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

Net interest income AND NET INTEREST MARGIN

For the first quarter of 2013 relative to the first quarter of 2012 net interest income declined by $646,000, or 5%. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that had been on non-accrual and were either sold or returned to accrual status.

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

Average Balances and Rates	For the Quarter			For the Quarter
(dollars in thousands, except per share data)	Ended March 31, 2013			Ended March 31, 2012
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$45,258	$28	0.25%	$23,783	$14	0.23%
Taxable	311,076	1,145	1.47%	338,721	1,881	2.20%
Non-taxable	76,505	619	4.90%	73,267	666	5.45%
Equity	1,938	17	3.51%	1,478	3	0.80%
Total Investments	434,777	1,809	1.96%	437,249	2,564	2.63%

Loans and Leases:(4) (5)
Agricultural	23,779	233	3.97%	14,182	145	4.11%
Commercial	206,605	2,599	5.10%	109,872	1,556	5.70%
Real Estate	494,907	7,474	6.12%	530,965	8,576	6.50%
Consumer	27,161	557	8.32%	33,270	802	9.70%
Direct Financing Leases	3,269	44	5.46%	4,890	65	5.35%
Other	53,127	-	0.00%	55,150	-	0.00%
Total Loans and Leases	808,848	10,907	5.47%	748,329	11,144	5.99%
Total Interest Earning Assets (5)	1,243,625	12,716	4.25%	1,185,578	13,708	4.77%
Other Earning Assets	6,370			6,995
Non-Earning Assets	142,573			139,513
Total Assets	$1,392,568			$1,332,086

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$83,086	$74	0.36%	$64,525	$67	0.42%
NOW	197,613	98	0.20%	192,260	194	0.41%
Savings Accounts	123,002	65	0.21%	98,841	57	0.23%
Money Market	75,698	30	0.16%	80,463	33	0.16%
CDAR's	14,785	14	0.38%	18,229	15	0.33%
Certificates of Deposit<$100,000	100,394	117	0.47%	103,625	172	0.67%
Certificates of Deposit≥$100,000	215,085	218	0.41%	220,536	297	0.54%
Brokered Deposits	13,167	44	1.36%	15,000	50	1.34%
Total Interest Bearing Deposits	822,830	660	0.33%	793,479	885	0.45%
Borrowed Funds:
Federal Funds Purchased	1	-	0.00%	-	-	0.00%
Repurchase Agreements	1,650	3	0.74%	2,954	5	0.68%
Short Term Borrowings	1,989	1	0.20%	1,796	-	0.00%
Long Term Borrowings	4,222	33	3.17%	12,912	131	4.08%
TRUPS	30,928	177	2.32%	30,928	199	2.59%
Total Borrowed Funds	38,790	214	2.24%	48,590	335	2.77%
Total Interest Bearing Liabilities	861,620	874	0.41%	842,069	1,220	0.58%
Demand Deposits	337,665			300,408
Other Liabilities	18,655			19,305
Shareholders' Equity	174,628			170,304
Total Liabilities and Shareholders' Equity	$1,392,568			$1,332,086

Interest Income/Interest Earning Assets			4.25%			4.77%
Interest Expense/Interest Earning Assets			0.28%			0.41%
Net Interest Income and Margin(6)		$11,842	3.97%		$12,488	4.36%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $61 thousand and $239 thousand for the quarters ended March 31, 2013 and 2012.
Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance. The fact that the first quarter of 2013 had one less day than the first quarter of 2012, which was a leap year, also contributed to the decline in net interest income in 2013, and the $126,000 unfavorable variance attributable to fewer days impacted both rate and volume variances in the table below.

Volume & Rate Variances	Quarter Ended March 31,
(dollars in thousands)	2013 over 2012
	Increase(decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$13	$1	$14
Taxable	(154)	(582)	(736)
Non-taxable(1)	29	(76)	(47)
Equity	1	13	14
Total Investments	(111)	(644)	(755)
Loans and Leases:
Agricultural	98	(10)	88
Commercial	1,370	(327)	1,043
Real Estate	(582)	(520)	(1,102)
Consumer	(147)	(98)	(245)
Direct Financing Leases	(22)	1	(21)
Other	-	-	-
Total Loans and Leases	717	(954)	(237)
Total Interest Earning Assets	$606	$(1,598)	$(992)
Liabilities
Interest Bearing Deposits:
Demand Deposits	$19	$(12)	$7
NOW	5	(101)	(96)
Savings Accounts	14	(6)	8
Money Market	(2)	(1)	(3)
CDAR's	(3)	2	(1)
Certificates of Deposit < $100,000	(5)	(50)	(55)
Certificates of Deposit ≥ $100,000	(7)	(72)	(79)
Brokered Deposits	(6)	-	(6)
Total Interest Bearing Deposits	15	(240)	(225)
Borrowed Funds:
Federal Funds Purchased	-	-	-
Repurchase Agreements	(2)	-	(2)
Short Term Borrowings	-	1	1
Long Term Borrowings	(88)	(10)	(98)
TRUPS	-	(22)	(22)
Total Borrowed Funds	(90)	(31)	(121)
Total Interest Bearing Liabilities	(75)	(271)	(346)
Net Interest Margin/Income	$681	$(1,326)	$(646)

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the first quarter of 2013 relative to the first quarter of 2012 was a favorable $681,000, due primarily to growth of $58 million in average interest-earning assets. We experienced a net increase of $61 million in average loans, but the positive impact from loan growth was offset to some extent by the fact that it was generally concentrated in lower-yielding agricultural and commercial loans, while higher-yielding real estate loans and consumer loans declined. Favorable changes in average liability and equity balances enhanced the positive impact of balance sheet growth on our volume variance for the quarter. Total average deposits grew by $67 million while the average balance of higher-cost non-deposit borrowings contracted $10 million, and deposit balances shifted from aggregate average time deposits into lower-cost non-maturity deposits for the comparative quarters, including a $37 million increase in the average balance of non-interest bearing demand deposits. A $4 million increase in average equity further reduced our reliance on interest-bearing liabilities.

In contrast to the favorable volume variance, the impact of interest rate changes created a $1.327 million unfavorable rate variance in net interest income. Our weighted average yield on interest-earning assets was 52 basis points lower due to growth in lower-yielding loan categories, as well as a general decline in loan interest rates due to intense competition for quality loans. In addition to lower loan rates, our yield on investments fell by 67 basis points due to the reinvestment of cash from prepayments and maturing balances into lower-yielding investments, in a historically low rate environment. By comparison, our weighted average cost of interest-bearing liabilities was just 17 basis points lower, with the drop due primarily to the lack of competitive pressures on deposit rates, an improving deposit mix, and the maturity of certain higher-cost long-term borrowings. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the first quarter of 2012, the base period for the rate variance calculation, was $344 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Adding to the negative pressures on our rate variance for the quarterly comparison was the fact that we had $11,000 in net interest reversals in the first quarter of 2013, relative to $144,000 in net interest recoveries in the first quarter of 2012.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.97% in the first quarter of 2013, a decline of 39 basis points relative to the first quarter of 2012. The principal negative factors impacting our net interest margin in the first quarter of 2013 include growth in lower-yielding loan balances and lower average balances for higher-yielding loan categories, competitive pressures on loan yields, and the unfavorable differential in net interest reversals/recoveries. Developments favorably impacting our net interest margin include migration in average balances from non-deposit borrowings and higher-cost time deposits into lower-cost non-maturity deposits, and increases in non-interest bearing demand deposits and equity.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company’s loan loss provision totaled $1.600 million for the first quarter of 2013 and $2.750 million for the first quarter of 2012, for a decrease of $1.150 million, or 42%. While the provision was reduced in the first quarter of 2013, it remains relatively high in comparison to prior periods of strong economic growth due to the negative and lingering impact of recessionary conditions on many of our borrowers and the resulting credit challenges in our loan portfolio.

The Company’s loan loss provision has been sufficient to maintain an allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, and net loans charged off in the first quarter of 2013 totaled $2.274 million relative to $2.625 million in the first quarter of 2012. Many of the charge-offs in the first quarter of 2013 were taken against previously-established specific reserves, and did not directly result in the need for reserve replenishment via the loan loss provision. Nevertheless, our loan loss provision for the first quarter of 2013 was utilized primarily to provide specific reserves for certain other impaired loans, so our aggregate reserve for impaired loans has not changed materially since year-end 2012. Our general reserve for non-impaired loans has been declining, however, consistent with management’s determination that credit risk in those loans has declined as certain legacy balances have been replaced by newer-vintage loans underwritten utilizing more stringent credit criteria.

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

NON-INTEREST INCOME and OPERATING expense

The following table provides details on the Company’s non-interest income and operating expense for the first quarters of 2013 and 2012:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the Quarter Ended March 31,
	2013	% of Total	2012	% of Total
OTHER OPERATING INCOME:
Service charges on deposit accounts	$2,072	50.35%	$2,287	55.75%
Other service charges, commissions & fees	1,451	35.26%	1,053	25.67%
Gains on sales of loans	36	0.87%	50	1.22%
Gains on securities	6	0.15%	70	1.71%
Loan servicing income	3	0.07%	5	0.12%
Bank owned life insurance	507	12.33%	586	14.29%
Other	40	0.97%	51	1.24%
Total non-interest income	$4,115	100.00%	$4,102	100.00%
As a % of average interest-earning assets (1)		1.34%		1.39%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	$5,920	50.09%	$5,665	47.05%
Occupancy costs
Furniture & equipment	503	4.26%	483	4.01%
Premises	1,048	8.87%	1,006	8.36%
Advertising and marketing costs	421	3.56%	471	3.91%
Data processing costs	494	4.18%	418	3.47%
Deposit services costs	493	4.17%	579	4.81%
Loan services costs
Loan processing	155	1.31%	268	2.23%
Foreclosed assets	774	6.55%	1,128	9.37%
Other operating costs
Telephone & data communications	425	3.60%	347	2.88%
Postage & mail	179	1.51%	180	1.50%
Other	128	1.08%	189	1.57%
Professional services costs
Legal & accounting	432	3.66%	362	3.01%
Other professional service	608	5.14%	651	5.41%
Stationery & supply costs	170	1.44%	207	1.72%
Sundry & tellers	69	0.58%	86	0.70%
Total non-interest Expense	$11,819	100.00%	$12,040	100.00%
As a % of average interest-earning assets (1)		3.85%		4.13%
Efficiency Ratio (2)	68.62%		69.51%

(1)	Annualized
(2)	Tax Equivalent

The Company’s results reflect an increase in total non-interest income of only $13,000, or less than 1%, for the first quarter of 2013 relative to the first quarter of 2012. As discussed in greater detail below, there were significant fluctuations within this category due in part to fees that were included with service charges on deposits in 2012 but are reflected in other non-interest income in 2013, and non-interest income in 2013 also includes a $100,000 non-recurring signing incentive received pursuant to our conversion to a new vendor for merchant processing services. Total other operating income was an annualized 1.34% of average interest-earning assets in the first quarter of 2013 relative to 1.39% in the first quarter of 2012, with the drop in the ratio due to the increase in average interest-earning assets in 2013.

Service charge income on deposits fell by $215,000, or 9%, for the quarterly comparison, primarily due to certain debit card interchange fees that were included with service charges on deposits in 2012 but are reflected in other non-interest income in 2013. Other service charges, commissions, and fees increased by $398,000, or 38%, for the quarter, mainly as the result of the addition of the aforementioned interchange fees and a $100,000 non-recurring signing incentive received in conjunction with our merchant processing vendor conversion in the first quarter of 2013.

We realized $6,000 in net gains on a small number of securities sold in the first quarter of 2013, and $70,000 in gains on securities sold in the first quarter of 2012. Loan sale and servicing income remained at minimal levels in both periods.

Bank-owned life insurance income dropped by $79,000, or 13%, in the first quarter of 2013 relative to the first quarter of 2012, mainly due to fluctuations in income on “separate account” BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account,” and “separate account.” At March 31, 2013 the Company had $35.0 million invested in single-premium general account BOLI. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits, and is typically fairly consistent with interest credit rates that do not change frequently. In addition to general account BOLI, the Company had $3.6 million invested in separate account BOLI at March 31, 2013, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period. There was a gain on separate account BOLI totaling $250,000 in the first quarter of 2013 relative to a gain of $310,000 in the first quarter of 2012, for a net decline of $60,000 in deferred compensation BOLI income for the quarterly comparison. As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, effectively offset income on separate account BOLI, while participant losses result in expense accrual reversals that effectively offset losses on separate account BOLI.

The “Other” category under non-interest income includes gains and losses on the disposition of assets other than OREO, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income declined by $11,000, or 22%, in the first quarter of 2013 in comparison to the first quarter of 2012.

Total operating expense (non-interest expense) was $11.819 million for the quarter ended March 31, 2013, a drop of $221,000, or 2%, relative to total operating expense for the first quarter of 2012. As detailed below, the principle factors in this decline were lower OREO write-downs and other expenses associated with loan services, partially offset by an increase in compensation costs. Non-interest expense fell to an annualized 3.85% of average interest-earning assets for the first quarter of 2013 from 4.08% in the first quarter of 2012.

The largest component of non-interest expense, salaries and employee benefits, increased by $255,000, or 5%, for the quarter, due mainly to regular annual salary increases and strategic additions to our lending staff which position the Company to take advantage of potential growth opportunities. Salaries and benefits increased to 50.09% of total non-interest expense for the first quarter of 2013 from 47.05% in the first quarter of 2012.

Total occupancy expense also increased by $62,000, or 4%, for the first quarter of 2013 relative to the first quarter of 2012, due to increases in a number of subcategories. Marketing costs declined for the quarter, although the drop was due to the timing of payments and does not represent a permanent decrease. Data processing costs increased by $76,000, or 18%, due to costs associated with recently-implemented software that should facilitate more efficient loan origination and processing, including loan document imaging. Deposit services costs reflect a drop of $86,000, or 15%, due primarily to lower costs associated with debit card processing and electronic banking.

The largest drop among operating expense categories came in loan services costs, which were down $467,000, or 33%, due to a $354,000 decline in net OREO costs and a $113,000 decline in other costs associated with loan processing. Net OREO costs were impacted by a $764,000 reduction in OREO write-downs, partially offset by a $360,000 increase in net losses on the sale of OREO and a $44,000 drop in income received from the operation of foreclosed properties. The primary factors in the favorable variance in other loan services were lower appraisal costs, and the addition of $37,000 to our reserve for unfunded commitments in the first quarter of 2012.

Telecommunications costs reflect an increase of $78,000, or 22%, due to rate increases as well as costs associated with the addition and enhancement of data circuits. Postage and mail costs were approximately the same in both quarters. The $61,000 drop in the “other” category under other operating costs came in numerous subcategories, the largest being a $27,000 reduction in depreciation expense on operating leases where the Bank is the lessor, due to the maturity of leases.

Under professional services costs, legal and accounting costs increased by $70,000, or 19%, due largely to an increase in legal costs associated with loan collections. The cost of other professional services declined by $43,000, or 7%, due to a drop of $40,000 in accruals for directors deferred compensation plans resulting from lower gains on those plans in the first quarter of 2013 (related to the decline in BOLI income discussed above). The cost of supplies was $37,000 lower due to the timing of payments, and sundry losses were also lower for the comparative quarters due to lower losses on debit card transactions.

The Company’s tax-equivalent overhead efficiency ratio dropped slightly, to 68.62% in the first quarter of 2013 from 69.51% in the first quarter of 2012. The overhead efficiency ratio represents total operating expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses (including those generated by the sale of OREO) excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company’s statutory income tax rates to pre-tax book income, as adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Our tax credits consist primarily of those generated by an $8.5 million investment in low-income housing tax credit funds, and California state employment tax credits. Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability, as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. The referenced factors resulted in an income tax provision of $204,000, or 8% of pre-tax income in the first quarter of 2013, relative to an income tax benefit of $79,000 in the first quarter of 2012. The tax accrual for the first quarter of 2013 was negatively impacted by slightly lower levels of tax-exempt income on BOLI and interest income on municipal securities, while the tax benefit for 2012 is primarily the result of lower taxable income relative to the Company’s available tax credits.

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

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus Federal Reserve Bank balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments were 29% of total assets at March 31, 2013, compared to 28% at December 31, 2012.

We had no fed funds sold at March 31, 2013 or December 31, 2012. Our balance of interest-bearing balances at other banks was $3 million at March 31, 2013, down from $20 million at the end of 2012 as excess balance sheet liquidity was invested in longer-term investment securities. The Company’s investment securities thus reflect an increase of $19 million, or 5%, for the first three months of 2013, ending the period with a book balance of $399 million. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	March 31, 2013		December 31, 2012
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government Agencies & Corporations	$4,698	$4,684	$2,987	$2,973
Mortgage-backed securities	308,044	310,772	298,806	301,389
State & political subdivisions	78,445	81,197	70,736	73,986
Equity securities	1,336	2,102	1,336	1,840
Total Investment Securities	$392,523	$398,755	$373,865	$380,188

U.S. Government agency securities increased by close to $2 million, or 58%, for the first three months of 2013, due to new bonds purchased primarily for pledging purposes. Mortgage-backed securities increased by over $9 million, or 3%, during the same time frame, due to new purchases net of prepayments. The balance of municipal bonds increased by $7 million, or 10%, as the Company has taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during the first three months of 2013, although the market value of those securities increased by $262,000, or 14%. Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $176 million at March 31, 2013 and $179 million at December 31, 2012, leaving $220 million in unpledged debt securities at March 31, 2013 and $200 million at December 31, 2012. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $81 million at March 31, 2013 and $79 million at December 31, 2012.

Loan Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $827 million at March 31, 2013, a drop of $52 million, or 6%, since December 31, 2012. The decline in the first quarter 2013 is equal to the decline in mortgage warehouse loans (a subcomponent of commercial and industrial loans), which were down due to lower mortgage utilization of lines; declines in other categories were largely offset by growth in agricultural loans. A comparative schedule of the distribution of the Company’s loans at March 31, 2013 and December 31, 2012, by outstanding balance as well as by percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)

	March 31, 2013	December 31, 2012
Real Estate:
1-4 family residential construction	$1,312	$3,174
Other Construction/Land	27,275	28,002
1-4 family - closed-end	96,141	99,917
Equity Lines	58,579	61,463
Multi-family residential	6,288	5,960
Commercial RE- owner occupied	178,046	182,614
Commercial RE- non-owner occupied	97,760	92,808
Farmland	90,210	71,851
Total Real Estate	555,611	545,789
Agricultural products	26,767	22,482
Commercial and Industrial	193,307	257,896
Small Business Administration Loans	20,677	20,523
Direct finance leases	3,897	4,233
Consumer loans	27,042	28,872
Total Loans and Leases	$827,301	$879,795
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.16%	0.35%
Other Construction/land	3.30%	3.18%
1-4 family - closed-end	11.62%	11.36%
Equity Lines	7.08%	6.99%
Multi-family residential	0.76%	0.68%
Commercial RE- owner occupied	21.52%	20.76%
Commercial RE- non-owner occupied	11.82%	10.55%
Farmland	10.90%	8.17%
Total Real Estate	67.16%	62.04%
Agricultural products	3.24%	2.56%
Commercial and Industrial	23.37%	29.31%
Small Business Administration Loans	2.50%	2.33%
Direct finance leases	0.47%	0.48%
Consumer loans	3.26%	3.28%
Total Loans and Leases	100.00%	100.00%

As shown above, commercial loans declined by $65 million, or 25%, during the first three months of 2013. That decline includes the referenced $52 million drop in balances outstanding on mortgage warehouse lines, with an additional decline of about $13 million in other commercial loan categories due in part to seasonal pay-downs on lines of credit. Commercial loans were 23.37% of total loans at March 31, 2013, down from 29.31% at December 31, 2012. Agricultural production loans increased by $4 million, or 19%, for the first three months of 2013, and real estate loans secured by farmland increased by $18 million, or 26%. Growth in farmland loans was partially offset by declining balances in other real estate categories, including a drop of over $2 million in nonperforming real estate loan balances, so the net increase in total real estate loans was only $10 million, or 2%. Consumer loans fell by $2 million, or 6%, due to a general lack of activity in the consumer lending arena.

To help counteract the drop in mortgage warehouse loans, we are adding new mortgage warehouse customers and encouraging increased credit line utilization for current customers. However, since mortgage lending activity is strongly correlated to interest rates and has historically been subject to significant fluctuations, no assurance can be provided with regard to our ability to maintain or continue to grow mortgage warehouse balances. Therefore, we are also continuing our efforts to grow other commercial loan segments and increase agricultural loans. We made selective personnel additions and changes in 2012 and established branch objectives for 2013 weighted toward high-quality loan growth, to help ensure that growth is not concentrated solely in one segment of the portfolio and to counter factors that have impeded the Company’s loan growth for the past few years, such as weak loan demand, tightened credit criteria for real estate loans, and heightened competition. Furthermore, certain sectors of the local economy appear to be improving, which could also benefit loan growth, but no assurance can be provided that this will be sustained and that loan growth will resume, especially in the near term.

Although not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, certain commercial real estate loans, agricultural or residential mortgage loans, SBA loans, and other loans to non-affiliated investors.

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

Nonperforming Assets and Performing TDR's
(dollars in thousands, unaudited)	March 31, 2013	December 31, 2012	March 31, 2012
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$153	$1,974
Other Construction/Land	10,556	11,163	3,669
1-4 family - closed-end	15,493	15,381	5,578
Equity Lines	728	1,026	1,472
Multi-family residential	-	-	2,941
Commercial RE- owner occupied	5,301	5,314	5,440
Commercial RE- non-owner occupied	10,229	11,642	13,779
Farmland	1,923	1,933	6,655
TOTAL REAL ESTATE	$44,230	$46,612	$41,508
Agricultural Products	659	664	-
Commercial and Industrial	2,388	2,386	2,942
Small Business Administration Loans	2,094	2,159	3,366
Direct finance leases	150	135	324
Consumer loans	1,045	1,138	1,831
TOTAL NONPERFORMING LOANS	$50,566	$53,094	$49,971

Foreclosed assets	15,747	19,754	15,679
Total nonperforming assets	$66,313	$72,848	$65,650
Performing TDR's (1)	$19,759	$18,652	$37,655
Nonperforming loans as a % of total gross loans and leases	6.11%	6.03%	6.65%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	7.87%	8.10%	8.56%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets dropped by $6.5 million, or 9%, during the first three months of 2013. Nonperforming loans were down by $2.5 million, or 5%, and foreclosed assets fell by $4.0 million, or 20%. The balance of nonperforming loans at March 31, 2013 includes $33.6 million in TDR’s and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $19.8 million in loans classified as performing TDR’s for which we were still accruing interest as of March 31, 2013, a slight increase relative to the balance of $18.7 million at December 31, 2012.

Non-accruing loan balances secured by real estate comprised $44.2 million of total nonperforming loans at March 31, 2013, and reflect a net decrease of $2.4 million, or 5%, during the first three months of 2013. The reduction includes net pay-downs on nonperforming real estate loans of $2.0 million, transfers to OREO from nonperforming real estate loans totaling $162,000, and charge-offs on nonperforming real estate loans of $1.3 million. Those reductions were partially offset by $1.0 million in gross additions to nonperforming real estate loans for the first three months of 2013.

Nonperforming commercial and SBA loans declined by a combined $62,000, or 1%, during the first three months of 2013, ending the period at $4.5 million. Gross additions to nonperforming commercial and SBA loans totaled $553,000 for the three months ended March 31, 2013, but additions were more than offset by net pay-downs of $114,000 and the charge-off of $501,000 in loan balances. Non-accrual direct finance leases did not change materially during first three months of 2013, and nonperforming consumer loans, which are largely unsecured, dropped by $93,000, or 8%, due mainly to charge-offs.

As noted above, foreclosed assets declined by $4.0 million, or 20%, during the first three months of 2013, due to OREO sold during the period and write-downs totaling $87,000. The balance of foreclosed assets at March 31, 2013 had an aggregate carrying value of $15.7 million, comprised of 53 properties classified as OREO and three mobile homes. Much of our OREO consists of vacant lots or land, but there are also four residential properties totaling $847,000 and ten commercial buildings with a combined book balance of $6.3 million. At the end of 2012 foreclosed assets totaled $19.8 million, comprised of 69 properties in OREO and three mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 7.87% of gross loans and leases plus foreclosed assets at March 31, 2013, down from 8.10% at December 31, 2012. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments, totaling $197,000 at March 31, 2013, is included in other liabilities.

At March 31, 2013, the Company’s allowance for loan and lease losses was $13.2 million, or 1.60% of gross loans, relative to the $13.9 million allowance at December 31, 2012 which was 1.58% of gross loans. The $674,000 reduction in the first three months of 2013 was due primarily to a reduction in general reserves, consistent with lower loan balances and the Company’s improvement in asset quality as legacy loan balances continue to decline and are replaced by new loans underwritten using more stringent credit criteria. We also had write-downs on certain impaired collateral-dependent loan balances during the first quarter of 2013, which went against previously-established specific reserves and thus did not directly lead to the need for reserve replenishment, however the resulting reduction in specific reserves was largely offset by the enhancement of reserves for certain other impaired loans. Relative to its balance at March 31, 2012, the allowance declined by $4.2 million, or 24%, due in large part to the charge-off of balances with previously-established specific reserves and lower general reserves for performing loans. The ratio of the allowance to nonperforming loans was 26.10% at March 31, 2013, relative to 26.13% at December 31, 2012 and 34.84% at March 31, 2012. The large drop in the ratio over the past 12 months is the result of the decline in specific reserves in 2012 resulting from charge-offs taken against those reserves, and lower general reserves.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December 31,	Ended March 31,
	2013	2012	2012
Balances:
Average gross loans and leases outstanding during period	$808,848	$789,333	$748,329
Gross loans and leases outstanding at end of period	$827,301	$879,795	$751,469

Allowance for Loan and Lease Losses:
Balance at beginning of period	$13,873	$17,283	$17,283
Provision charged to expense	1,600	14,210	2,750
Charge-offs
Real Estate
1-4 family residential construction	-	46	-
Other Construction/Land	264	1,994	278
1-4 family - closed-end	157	1,763	375
Equity Lines	496	1,234	238
Multi-family residential	-	1,262	-
Commercial RE- owner occupied	100	2,117	63
Commercial RE- non-owner occupied	405	2,522	-
Farmland	-	170	-
TOTAL REAL ESTATE	$1,422	$11,108	$954
Agricultural products	28	634	-
Commercial & industrial loans	688	3,517	1,091
Small Business Administration Loans	37	753	86
Direct Finance Leases	20	198	198
Consumer Loans	509	2,568	625
Total	$2,704	$18,778	$2,954
Recoveries
Real Estate
1-4 family residential construction	-	7	-
Other Construction/Land	110	61	2
1-4 family - closed-end	1	40	11
Equity Lines	1	21	1
Multi-family residential	-	-	-
Commercial RE- owner occupied	9	104	91
Commercial RE- non-owner occupied	43	12	-
Farmland	-	57	26
TOTAL REAL ESTATE	$164	$302	$131
Agricultural products	-	-	-
Commercial and Industrial	191	483	125
Small Business Administration Loans	-	95	-
Direct Finance Leases	1	-	-
Consumer Loans	74	278	73
Total	$430	$1,158	$329
Net loan charge offs (recoveries)	$2,274	$17,620	$2,625
Balance at end of period	$13,199	$13,873	$17,408

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	1.14%	2.23%	1.41%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	1.60%	1.58%	2.32%
Allowance for Loan Losses to
NonPerforming Loans	26.10%	26.13%	34.84%
Net Loan Charge-offs to Allowance
for Loan Losses at End of Period	17.23%	127.01%	15.08%
Net Loan Charge-offs to
Provision for Loan Losses	142.13%	124.00%	95.45%

As shown in the table immediately above, the Company’s provision for loan and lease losses was decreased by $1.150 million, or 42%, for the first quarter of 2013 relative to the first quarter of 2012. Net loans charged off were also down by $351,000, or 13%, for the quarterly comparison, due to a $250,000 drop in gross charge-offs and a $101,000 increase in principal recoveries on previously charged-off balances. As noted above, gross real estate loan charge-offs of $1.422 million in the first quarter of 2013 were partially comprised of write-downs on impaired collateral-dependent loans against previously-established specific reserves. Including write-downs taken in the first three months of 2013, we have taken a cumulative total of $3.8 million in write-downs on collateral-dependent loans still on our books at March 31, 2013. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at March 31, 2013 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance. For example, in December 2012 the FASB issued a proposed accounting standards update on “Financial Instruments–Credit Losses,” with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans (and other financial instruments). Comments on the proposal were due by April 30, 2013, but no effective date for the guidance has been suggested. If ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current “incurred loss” model to a new “expected credit loss” model that considers more forward-looking information. That change could potentially necessitate a significant increase in our allowance for loan and lease losses, which could negatively impact our profitability if our loan loss provision needs to be increased accordingly.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $314 million at March 31, 2013 and $225 million at December 31, 2012, although it is not likely that all of those commitments will ultimately be drawn down. The increase during the first three months of 2013 was primarily due to an increase in undisbursed commitments on mortgage warehouse lines resulting from pay-downs on lines. Unused commitments represented approximately 38% of gross loans outstanding at March 31, 2013, and 26% at December 31, 2012. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $15 million at both March 31, 2013 and December 31, 2012.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $45 million at March 31, 2013, compared to $42 million at December 31, 2012. Since the actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), it is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. The $36 million average of non-earning cash and due from banks for the first three months of 2013 was close to the $37 million average for the year in 2012, indicating little change in cash management efficiency.

Net premises and equipment decreased by $484,000, or 2%, during the first three months of 2013, due mainly to an increase in accumulated depreciation; no material capital expenditures were made in the first quarter of 2013. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first three months of 2013 with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists. “Other assets” declined by $466,000, or 1%, ending the quarter with a balance of $81 million. At March 31, 2013, the balance of other assets included as its largest components $38.6 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a net deferred tax asset of $12.0 million, an $8.5 million investment in low-income housing tax credit funds, a $6.4 million investment in restricted stock, accrued interest receivable totaling $4.8 million, and current prepaid income taxes totaling $3.6 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposits. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid on deposits by deposit type for the quarters ended March 31, 2013 and 2012 is contained in the Average Balances and Rates tables appearing above in the section titled “Net Interest Income and Net Interest Margin.” A comparative schedule of the distribution of the Company’s deposits at March 31, 2013 and December 31, 2012, by outstanding balance as well as by percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)	For the Quarter Ended	For the Year Ended
	March 31, 2013	December 31, 2012
Interest Bearing Demand Deposits	$77,485	$84,655
Non-interest Bearing Demand Deposits	342,048	352,597
NOW	200,085	196,771
Savings	129,602	118,547
Money Market	73,743	71,222
CDAR's < $100,000	409	791
CDAR's ≥ $100,000	12,857	14,274
Customer Time deposit < $100,000	95,833	101,893
Customer Time deposits ≥ $100,000	213,872	218,284
Brokered Deposits	10,000	15,000
Total Deposits	$1,155,934	$1,174,034

Percentage of Total Deposits
Interest Bearing Demand Deposits	6.70%	7.21%
Non-interest Bearing Demand Deposits	29.59%	30.03%
NOW	17.31%	16.76%
Savings	11.21%	10.10%
Money Market	6.38%	6.07%
CDAR's < $100,000	0.04%	0.07%
CDAR's ≥ $100,000	1.11%	1.22%
Customer Time deposit < $100,000	8.29%	8.68%
Customer Time deposits ≥ $100,000	18.50%	18.58%
Brokered Deposits	0.87%	1.28%
Total	100.00%	100.00%

Total deposit balances declined by $18 million, or 2%, during the first three months of 2013. Total non-maturity deposits did not change materially during the quarter, although there were sizeable changes within that category. Due in part to seasonal fluctuations, non-interest bearing demand deposits were down almost $11 million, or 3%, and interest-bearing demand deposits declined $7 million, or 8%. Those declines were largely offset by increases of $11 million, or 9%, in savings balances, $3 million, or 2%, in NOW account balances, and $3 million, or 4%, in money market balances. Total time deposits fell by $17 million, including a decline of $2 million in CDARS, which are time deposits that are primarily sourced from customers in our market areas, a drop of $10 million in other customer time deposits, and a $5 million reduction in wholesale brokered deposits. Much of the reduction in time deposits, including the drop in brokered deposits, was due to the intentional non-renewal of deposits managed by our Treasury Department.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit account retention and growth, although no assurance can be provided that core deposit growth will occur as planned or that we will not experience runoff in core deposit categories.

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities include overnight borrowings from other banks (“fed funds purchased”), borrowings from the Federal Home Loan Bank, securities sold under agreement to repurchase, and junior subordinated debentures that consist entirely of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. In the aggregate, we decreased non-deposit interest-bearing liabilities by $34 million, or 46%, in the first three months of 2013. Short-term FHLB advances, in particular, were reduced in conjunction with the decline in loan balances, and reflect a drop of $30 million, or 82%, for the first quarter.

The Company uses overnight and short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral. We had no overnight fed funds purchased on our books at March 31, 2013 or December 31, 2012, but repurchase agreement balances totaled $2.7 million at March 31, 2013 and $1.4 million at December 31, 2012. Repurchase agreements represent customer “sweep accounts”, where deposit balances above a specified threshold are transferred at the close of every business day into non-deposit accounts secured by investment securities. We had $7 million in overnight FHLB advances at March 31, 2013, a $30 million decrease relative to the $37 million balance at the end of 2012, and long-term FHLB advances also declined by $5 million during the same time frame, to a balance of zero at the end of the first quarter due to balances that matured. There were no other short-term FHLB advances outstanding at March 31, 2013 or December 31, 2012. The Company had $31 million in junior subordinated debentures at March 31, 2013 and December 31, 2012.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities declined by $1 million, or 8%, during the first three months of 2013.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $199 million at March 31, 2013. An additional $211 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $57 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2013. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2013, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $302 million of the Company’s investment portfolio balances, up from $279 million at December 31, 2012. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit, which is backed by specific loans that are pledged to the FHLB by the Company, totaled $69 million at March 31, 2013. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and net non-core funding dependence ratios were 60% and 19%, respectively, at March 31, 2013, as compared to internal policy guidelines of “less than 78%” and “less than 50%.” Other liquidity ratios reviewed by management and the Board include net loans to total deposits, wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), and available investments to assets, all of which were well within policy guidelines at March 31, 2013. Strong growth in core deposits and growth in investments has had a positive impact on our liquidity position in recent periods, although loan growth in 2012 absorbed much of the liquidity generated during that year and no assurance can be provided that our liquidity position will continue at current robust levels.

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

The Company uses modeling software to simulate the effects of potential interest rate changes on projected net interest income and the estimated fair values of financial instruments. The model imports balances, interest rates, maturity dates and re-pricing information for financial instruments on our balance sheet, and incorporates management’s assumptions on the characteristics of embedded options along with pricing and duration for anticipated new volumes. Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses eight standard interest rate scenarios in conducting its simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates. As of March 31, 2013 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.		+400 b.p.
Change in Net Int. Inc. (in $000’s)	$-12,291	$-8,865	$-4,519	$	+2,187	$	+4,558	$	+6,614	$	+7,859
% Change	-24.79%	-17.88%	-9.12%		+4.41%		+9.19%		+13.34%		+15.85%

Our current net interest income simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. We have seen this profile steepen over the past couple of years, as we have benefited from an increasing proportion of lower-cost non-maturity deposits.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $4.519 million lower than in a stable interest rate scenario, a negative variance of 9.12%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in all three declining interest rate scenarios, and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $2.187 million, or 4.41%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding as interest rates rise higher. The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, creating a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

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

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of March 31, 2013, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-34,501	$-50,690	$-38,232	$	+43,817	$	+65,648	$	+78,365
% Change	-11.13%	-16.35%	-12.33%		+14.13%		+21.18%		+25.28%

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

CAPITAL RESOURCES

At March 31, 2013, the Company had total shareholders’ equity of $175.5 million, comprised of $64.5 million in common stock, $2.7 million in additional paid-in capital, $104.6 million in retained earnings, and $3.7 million in accumulated other comprehensive income. Total shareholders’ equity at the end of 2012 was $173.9 million. The increase in shareholders’ equity during the first three months of 2013 was due in large part to the addition of $2.3 million in net earnings, less $847,000 in dividends paid. The small increases in common stock and additional paid in capital are related to the exercise of stock options and the expensing of unvested options.

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

Regulatory Capital Ratios

	March 31,	December 31,
	2013	2012
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	20.44%	19.36%
Tier 1 Capital to Total Risk-weighted Assets	19.19%	18.11%
Tier 1 Leverage Ratio	13.65%	13.34%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	19.93%	19.14%
Tier 1 Capital to Total Risk-weighted Assets	18.68%	17.88%
Tier 1 Leverage Ratio	13.29%	13.17%

As of March 31, 2013, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. Refer to Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Developments, for a summary of changes to risk-based capital calculations which have been proposed by federal banking regulators. We do not foresee any circumstances, including the changes referenced in the previous sentence, that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan was effectively dormant from April 2008 until January 2013, at which time the Company’s Board decided to reactivate the stock repurchase plan and increase the number of shares authorized and available for repurchase to a total of 700,000 shares. The reactivation does not provide assurance that a specific quantity of shares will be repurchased, however, and the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations. There were no stock repurchases during the first quarter of 2013, so the number of shares available for repurchase as of March 31, 2013 remains 700,000.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (4)
10.3	Salary Continuation Agreement for James C. Holly (4)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)
10.5	Split Dollar Agreement for Kenneth R. Taylor (6)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (6)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (6)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (6)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (6)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (6)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (6)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (6)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (7)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (8)
10.19	2007 Stock Incentive Plan (9)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (10)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)
11	Statement of Computation of Per Share Earnings (11)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(4)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 8, 2013	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer
(Principal Executive Officer)

May 8, 2013	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)