Form 10-Q
period 2013-06-30
SIERRA BANCORP
filed 2013-08-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Common stock, no par value, 14,170,119 shares outstanding as of July 31, 2013

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements
SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$41,863	$42,079
Interest-bearing deposits in banks	25,119	19,739
Total Cash & Cash Equivalents	66,982	61,818
Investment securities available for sale	393,576	380,188
Loans held for sale	523	210
Loans and leases:
Gross loans and leases	810,194	879,795
Allowance for loan and lease losses	(12,180)	(13,873)
Deferred loan and lease fees, net	1,237	1,156
Net Loans and Leases	799,251	867,078
Premises and equipment, net	20,932	21,830
Operating leases, net	-	12
Foreclosed assets	10,834	19,754
Goodwill	5,544	5,544
Other assets	80,782	81,469
TOTAL ASSETS	$1,378,424	$1,437,903

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$357,540	$352,597
Interest bearing	797,476	821,437
Total Deposits	1,155,016	1,174,034
Federal funds purchased and repurchase agreements	1,963	1,419
Short-term borrowings	-	36,650
Long-term borrowings	-	5,000
Junior subordinated debentures	30,928	30,928
Other liabilities	15,346	15,980
TOTAL LIABILITIES	1,203,253	1,264,011
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares authorized; 14,144,439 and 14,106,959 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	64,855	64,384
Additional paid in capital	2,707	2,660
Retained earnings	107,566	103,128
Accumulated other comprehensive income	43	3,720
TOTAL SHAREHOLDERS' EQUITY	175,171	173,892

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,378,424	$1,437,903

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED  STATEMENTS OF INCOME
(dollars in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$11,368	$11,154	$22,275	$22,297
Interest on investment securities:
Taxable	1,034	1,751	2,196	3,635
Tax-exempt	672	685	1,291	1,352
Interest on federal funds sold and interest-bearing deposits	16	22	44	37
Total interest income	13,090	13,612	25,806	27,321

Interest expense:
Interest on deposits	628	809	1,288	1,694
Interest on short-term borrowings	8	13	12	18
Interest on long-term borrowings	-	49	33	180
Interest on mandatorily redeemable trust preferred securities	179	193	356	393
Total interest expense	815	1,064	1,689	2,285

Net Interest Income	12,275	12,548	24,117	25,036

Provision for loan losses	450	3,160	2,050	5,910

Net Interest Income after Provision for Loan Losses	11,825	9,388	22,067	19,126

Non-interest income:
Service charges on deposit accounts	2,215	2,417	4,288	4,704
Gains on investment securities available-for-sale	-	1	6	71
Other income, net	1,807	1,704	3,844	3,448
Total non-interest income	4,022	4,122	8,138	8,223

Non-interest expense:
Salaries and employee benefits	5,403	4,911	11,323	10,576
Occupancy expense	1,596	1,563	3,147	3,052
Other	3,718	4,009	8,068	8,894
Total non-interest expenses	10,717	10,483	22,538	22,522

Income before income taxes	5,130	3,027	7,667	4,827

Provision for income taxes	1,331	454	1,535	375

Net Income	$3,799	$2,573	$6,132	$4,452

PER SHARE DATA
Book value	$12.38	$12.23	$12.38	$12.23
Cash dividends	$0.06	$0.06	$0.12	$0.12
Earnings per share basic	$0.27	$0.18	$0.43	$0.32
Earnings per share diluted	$0.27	$0.18	$0.43	$0.32
Average shares outstanding, basic	14,128,146	14,103,209	14,120,865	14,102,544
Average shares outstanding, diluted	14,227,335	14,107,640	14,211,910	14,107,416

Total shareholder Equity (in thousands)	$175,171	$172,537	$175,171	$172,537
Shares outstanding	14,144,439	14,103,209	14,144,439	14,103,209
Dividends Paid	$847,358	$846,193	$1,694,024	$1,692,289

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net Income	$3,799	$2,573	$6,132	$4,452
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(6,157)	604	(6,242)	1,709
Less: reclassification adjustment for gains (1)	-	(1)	(6)	(71)
Other comprehensive (loss) income, before tax	(6,157)	603	(6,248)	1,638
Income tax expense related to items of other comprehensive (loss) income, net of tax	2,534	(246)	2,571	(678)
Other comprehensive (loss) income	(3,623)	357	(3,677)	960

Comprehensive income	$176	$2,930	$2,455	$5,412

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the quarter ended June 30, 2013 and 2012 was $0 for each period. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2013 and 2012 was $3 thousand and $29 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$6,132	$4,452
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(6)	(71)
Gain on sales of loans	(68)	(94)
Gain on disposal of fixed assets	(15)	-
Loss on sale on foreclosed assets	269	177
Writedowns on foreclosed assets	188	1,395
Share-based compensation expense	150	122
Provision for loan losses	2,050	5,910
Depreciation and amortization	1,151	1,190
Net amortization on securities premiums and discounts	4,337	4,019
Increase in unearned net loan fees	(81)	(324)
Increase in cash surrender value of life insurance policies	(933)	(861)
Proceeds from sales of loans portfolio	2,288	3,954
Net Increase in loans held-for-sale	(2,533)	(3,007)
Decrease (Increase) in interest receivable and other assets	3,641	(314)
Decrease in other liabilities	(633)	(172)
Net Decrease in FHLB Stock	438	634
Deferred Income Tax Provision	8	88
Excess tax benefit from equity based compensation	(103)	(36)
Net cash provided by operating activities	16,280	17,062

Cash flows from investing activities:
Maturities of securities available for sale	439	135
Proceeds from sales/calls of securities available for sale	1,221	7,000
Purchases of securities available for sale	(77,966)	(73,752)
Principal pay downs on securities available for sale	52,339	48,591
Net Decrease (Increase) in loans receivable, net	63,776	(80,230)
Purchases of premises and equipment, net	(226)	(2,481)
Proceeds from sales of foreclosed assets	10,546	10,569
Net cash provided by (used in) investing activities	50,129	(90,168)

Cash flows from financing activities:
(Decrease) Increase in deposits	(19,019)	63,265
Decrease in borrowed funds	(41,650)	(2,480)
Increase (Decrease) in repurchase agreements	544	(147)
Cash dividends paid	(1,694)	(1,692)
Stock options exercised	471	14
Excess tax benefit from equity based compensation	103	36
Net cash (used in) provided by financing activities	(61,245)	58,996

Increase (Decrease) in cash and due from banks	5,164	(14,110)

Cash and Cash Equivalents
Beginning of period	61,818	63,036
End of period	$66,982	$48,926

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the "Company") is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the "Bank"), and has been the Bank's sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company's only other subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (TRUPS). Pursuant to the Financial Accounting Standards Board's (FASB's) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the "Company" include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services primarily to communities in the central and southern regions of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank's most recent branching activity includes a new branch which opened for business in the city of Selma in February 2011, and the relocation of our Clovis branch to a larger facility in a more convenient location in the third quarter of 2012. In addition to our full-service branches, the Bank has a real estate industries group, an agricultural credit division, an SBA lending unit, and offsite ATM's at six different non-branch locations. The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. In preparing the accompanying consolidated financial statements, management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2012 have been reclassified to be consistent with the reporting for 2013. The interim financial information should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, with the objective of improving the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. In addition, if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  For public entities, this update is effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 effective the first quarter of 2013, thus enhancing our disclosures with regard to items reclassified out of accumulated comprehensive income.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2013 and 2012, cash paid for interest due on interest-bearing liabilities was $1.794 million and $2.117 million, respectively. There was no cash paid for income taxes during the six months ended June 30, 2013 and 2012. Assets totaling $2.622 million and $11.206 million were acquired in settlement of loans for the six months ended June 30, 2013 and June 30, 2012, respectively. We received $10.156 million in cash from the sale of foreclosed assets during the first six months of 2013 relative to $6.886 million during the first six months of 2012, which represents sales proceeds less loans extended to finance such sales totaling $390,000 for the first six months of 2013 and $3.684 million for the first six months of 2012.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the "2007 Plan") was adopted by the Company in 2007. Our 1998 Stock Option Plan (the "1998 Plan") was concurrently terminated, although options to purchase 164,950 shares that were granted prior to the termination of the 1998 Plan were still outstanding as of June 30, 2013 and remain unaffected by the termination. The 2007 Plan provides for the issuance of both "incentive" and "nonqualified" stock options to officers and employees, and of "nonqualified" stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company's authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of June 30, 2013 was 762,620.  The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB's standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors' expense, by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the "multiple option" approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee's options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with multiple vesting periods, which is the case for most options granted by the Company. A pre-tax charge of $57,000 was reflected in the Company's income statement during the second quarter of 2013 and $55,000 was charged during the second quarter of 2012, as expense related to stock options. For the first half, the charges amounted to $151,000 in 2013 and $122,000 in 2012.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,128,146 weighted average shares outstanding during the second quarter of 2013, and 14,103,209 during the second quarter of 2012. There were 14,120,865 weighted average shares outstanding during the first six months of 2013, and 14,102,544 during the first six months of 2012.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of "in-the-money" stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2013 the dilutive effect of options outstanding calculated under the treasury stock method totaled 99,189 and 91,045, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2012 shares totaling 4,431 and 4,872, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

Comprehensive income, as presented in the Consolidated Statements of Comprehensive Income, includes net income and other comprehensive income. The Company's only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities. Gains or losses on investment securities that were realized and included in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income of the current period.

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business, in order to meet the financing needs of its customers. Those financial instruments consist of unused commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of nonperformance by counterparties for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for originating loans included on the balance sheet. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2013	December 31, 2012
Commitments to extend credit	$387,241	$225,400
Standby letters of credit	$8,316	$6,690
Commercial letters of credit	$8,533	$8,539

Commitments to extend credit consist primarily of the following: Unfunded home equity lines of credit; commercial real estate construction loans, which are established under standard underwriting guidelines and policies and are secured by deeds of trust, with disbursements made over the course of construction; commercial revolving lines of credit, which have a high degree of industry diversification; the unused portions of mortgage warehouse lines of credit; and the unused portions of formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, while commercial letters of credit represent the Company's commitment to pay a third party on behalf of a customer upon fulfillment of contractual requirements. The credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.

The Company is also utilizing a $79 million letter of credit issued by the Federal Home Loan Bank on the Company's behalf as security for certain deposits. The letter of credit is backed by specific loans which are pledged to the Federal Home Loan Bank by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB's standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate such values. In addition to those disclosure requirements, FASB's standard on investments requires that our debt securities, which are classified as available for sale, and our equity securities that have readily determinable fair values, be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value.  FASB's standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any additional financial assets or liabilities.

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

⋅	Level 3: Significant unobservable inputs that reflect a company's own assumptions about the factors that market participants would likely consider in pricing an asset or liability.

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company's financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at June 30, 2013 and December 31, 2012:

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

⋅
Collateral-dependent impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral, net of expected disposition costs where applicable, for collateral-dependent loans.

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

⋅
Other investments: Certain investments for which no secondary market exists are carried at cost unless an impairment analysis indicates the need for adjustments, and the carrying amount for those investments approximates their estimated fair value.

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

⋅
Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company's current incremental borrowing rates for similar types of borrowing arrangements.

⋅
Long-term borrowings: The fair values of the Company's long-term borrowings are estimated using projected cash flows discounted at the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

Estimated fair values for the Company's financial instruments at the periods noted are as follows:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	June 30, 2013
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$66,982	$66,982	$-	$-	$66,982
Investment securities available for sale	393,576	2,234	391,342	-	393,576
Loans and leases, net	785,219	-	831,835	-	831,835
Collateral dependent impaired loans	14,032	-	14,032	-	14,032
Loans held-for-sale	523	523	-	-	523
Cash surrender value of life insurance policies	38,940	-	38,940	-	38,940
Other investments	5,932	-	5,932	-	5,932
Investment in Limited Partnership	9,826	-	9,826	-	9,826
Accrued interest receivable	4,935	-	4,935	-	4,935

Financial Liabilities:
Deposits:
Noninterest-bearing	$357,540	$357,540	$-	$-	$357,540
Interest-bearing	797,476	-	797,833	-	797,833
Fed Funds Purchased and Repurchase Agreements	1,963	-	1,963	-	1,963
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	19,304	-	19,304
Limited partnership capital commitment	951	-	951	-	951
Accrued Interest Payable	200	-	200	-	200

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$387,241
Standby letters of credit	8,316
Commercial lines of credit	8,533

	December 31, 2012
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$61,818	$61,818	$-	$-	$61,818
Investment securities available for sale	380,188	1,809	378,379	-	380,188
Loans and leases, net	839,629	-	873,309	-	873,309
Collateral dependent impaired loans	27,449	-	27,449	-	27,449
Loans held-for-sale	210	210	-	-	210
Cash surrender value of life insurance policies	38,007	-	38,007	-	38,007
Other Investments	6,370	-	6,370	-	6,370
Investment in Limited Partnership	10,316	-	10,316	-	10,316
Accrued Interest Receivable	5,095	-	5,095	-	5,095

Financial Liabilities:
Deposits:
Noninterest-bearing	$352,597	$352,597	$-	$-	$352,597
Interest-bearing	821,437	-	821,911	-	821,911
Fed Funds Purchased and Repurchase Agreements	1,419	-	1,419	-	1,419
Short-term borrowings	36,650	-	36,650	-	36,650
Long-term borrowings	5,000	-	5,038	-	5,038
Subordinated debentures	30,928	-	12,141	-	12,141
Limited partnership capital commitment	962	-	962	-	962
Accrued Interest Payable	304	-	304	-	304

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$225,400
Standby letters of credit	6,690
Commercial lines of credit	8,539

For financial asset categories that were actually reported at fair value at June 30, 2013 and December 31, 2012, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment Securities
U.S. Government agencies	$-	$4,293	$-	$4,293
Obligations of states and political subdivisions	-	87,405	-	87,405
U.S. Government agencies collateralized by mortgage obligations	-	299,644	-	299,644
Other Securities	2,234	-	-	2,234

Total availabe-for-sale securities	$2,234	$391,342	$-	$393,576

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment Securities
U.S. Government agencies	$-	$2,973	$-	$2,973
Obligations of states and political subdivisions	-	73,986	-	73,986
U.S. Government agencies collateralized by mortgage obligations	-	301,389	-	301,389
Other Securities	1,809	31	-	1,840

Total availabe-for-sale securities	$1,809	$378,379	$-	$380,188

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$14,032	$-	$14,032
Foreclosed Assets	$-	$10,834	$-	$10,834

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$27,449	$-	$27,449
Foreclosed Assets	$-	$19,754	$-	$19,754

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

Note 10 – Investments

Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as "available for sale" to allow maximum flexibility with regard to interest rate risk and liquidity management. Pursuant to FASB's guidance on accounting for debt and equity securities, available for sale securities are carried on the Company's financial statements at their estimated fair market values, with monthly tax-effected "mark-to-market" adjustments made vis-à-vis accumulated other comprehensive income in shareholders' equity. The Company's available-for-sale investment securities totaled $394 million at June 30, 2013, and $380 million at December 31, 2012.

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows
(dollars in thousands, unaudited):

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

U.S. Government agencies	$4,363	$4	$(74)	$4,293
Obligations of state and political subdivisions	87,237	2,138	(1,970)	87,405
U.S. Government agencies collateralized by mortgage obligations	300,565	2,096	(3,017)	299,644
Equity Securities	1,336	898	-	2,234
	$393,501	$5,136	$(5,061)	$393,576

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Government agencies	$2,987	$3	$(17)	$2,973
Obligations of state and political subdivisions	70,736	3,430	(180)	73,986
U.S. Government agencies collateralized by mortgage obligations	298,806	3,547	(964)	301,389
Equity Securities	1,336	508	(4)	1,840
	$373,865	$7,488	$(1,165)	$380,188

At June 30, 2013 and December 31, 2012, the Company had 209 securities and 89 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to our investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)

	June 30, 2013
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value
U.S. Government Agencies	$(74)	$2,615	$-	$-
Obligations of State and Political Subdivisions	(1,948)	36,167	(22)	309
U.S. Government agencies collateralized by mortgage obligations	(2,786)	179,242	(231)	12,838
Other Securities	-	-	-	-
Total	$(4,808)	$218,024	$(253)	$13,147

	December 31, 2012
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

U.S. Government Agencies	$(17)	$1,996	$-	$-
Obligations of State and Political Subdivisions	(180)	9,324	-	-
U.S. Government agencies collateralized by mortgage obligations	(903)	106,799	(61)	6,965
Other Securities	(4)	242	-	-
Total	$(1,104)	$118,361	$(61)	$6,965

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as "loss" are immediately charged off. The Company conforms to the following definitions for risk classifications utilized:

•	Pass: Larger non-homogeneous loans not meeting the risk rating definitions below, and smaller homogeneous loans that are not assessed on an individual basis.

•
Special Mention: Loans which have potential issues that deserve the close attention of management. If left uncorrected, those potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company's credit position at some future date.

•
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

Credit quality classifications for the Company's loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)

	June 30, 2013
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$1,226	$258	$131	$-	$1,615
Other construction/Land	14,273	740	370	7,411	22,794
1-4 Family - closed end	67,551	1,329	830	21,775	91,485
Equity Lines	54,288	83	1,896	1,089	57,356
Multi-family residential	5,944	429	-	-	6,373
Commercial real estate - owner occupied	138,154	19,053	6,462	9,627	173,296
Commercial real estate - non-owner occupied	80,269	4,212	409	13,944	98,834
Farmland	99,137	2,080	2,457	456	104,130
Total Real Estate	460,842	28,184	12,555	54,302	555,883

Agricultural	23,005	420	-	20	23,445
Commercial and Industrial	175,595	2,671	323	4,253	182,842
Small Business Administration	14,342	995	1,129	3,027	19,493
Direct finance leases	3,400	27	2	60	3,489
Consumer loans	20,578	299	211	3,954	25,042
Total Gross Loans and Leases	$697,762	$32,596	$14,220	$65,616	$810,194

	December 31, 2012
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$1,599	$1,333	$89	$153	$3,174
Other construction/Land	13,270	952	1,132	12,648	28,002
1-4 Family - closed end	73,003	2,484	1,208	23,222	99,917
Equity Lines	58,160	96	1,949	1,258	61,463
Multi-family residential	5,351	609	-	-	5,960
Commercial real estate - owner occupied	144,207	22,895	6,562	8,950	182,614
Commercial real estate - non-owner occupied	67,407	6,864	568	17,969	92,808
Farmland	64,176	2,216	3,526	1,933	71,851
Total Real Estate	427,173	37,449	15,034	66,133	545,789

Agricultural	21,333	462	24	663	22,482
Commercial and Industrial	248,157	5,020	1,845	3,656	258,678
Small Business Administration	15,002	1,551	743	3,227	20,523
Direct finance leases	4,076	22	-	135	4,233
Consumer loans	23,099	445	198	4,348	28,090
Total Gross Loans and Leases	$738,840	$44,949	$17,844	$78,162	$879,795

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned ("OREO"). OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is both well secured and in the process of collection. An aging of the Company's loan balances, by number of days past due as of the indicated dates, is presented in the following tables:

Loan Portfolio Aging
(dollars in thousands, unaudited)

	June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$-	$-	$1,615	$1,615	$-
Other construction/Land	263	159	103	525	22,269	22,794	6,160
1-4 Family - closed end	372	514	1,199	2,085	89,400	91,485	15,162
Equity Lines	22	-	401	423	56,933	57,356	887
Multi-family residential	-	-	-	-	6,373	6,373	-
Commercial real estate - owner occupied	4,276	1,022	2,710	8,008	165,288	173,296	6,844
Commercial real estate - non- owner occupied	197	3,424	7,291	10,912	87,922	98,834	7,713
Farmland	122	-	-	122	104,008	104,130	455
Total Real Estate	5,252	5,119	11,704	22,075	533,808	555,883	37,221

Agricultural	248	-	-	248	23,197	23,445	21
Commercial and Industrial	842	218	900	1,960	180,882	182,842	1,836
Small Business Administration	939	116	1,363	2,418	17,075	19,493	1,996
Direct finance leases	27	60	2	89	3,400	3,489	60
Consumer loans	134	80	92	306	24,736	25,042	1,175
Total Gross Loans and Leases	$7,442	$5,593	$14,061	$27,096	$783,098	$810,194	$42,309

(1) Included in Total Financing Receivables
(2) Includes finance lease loans over 90 days past due and still accruing in the amount of $2,122.

	December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$153	$153	$3,021	$3,174	$153
Other construction/Land	374	211	-	585	27,417	28,002	11,163
1-4 Family - closed end	1,335	88	376	1,799	98,118	99,917	15,381
Equity Lines	473	40	66	579	60,884	61,463	1,026
Multi-family residential	177	-	-	177	5,783	5,960	-
Commercial real estate - owner occupied	1,372	813	1,289	3,474	179,140	182,614	5,314
Commercial real estate - non - owner occupied	7,831	-	1,499	9,330	83,478	92,808	11,642
Farmland	231	-	1,679	1,910	69,941	71,851	1,933
Total Real Estate	11,793	1,152	5,062	18,007	527,782	545,789	46,612

Agricultural	24	157	506	687	21,795	22,482	664
Commercial and Industrial	1,419	518	7	1,944	256,734	258,678	2,386
Small Business Administration	905	-	1,574	2,479	18,044	20,523	2,159
Direct finance leases	-	34	123	157	4,076	4,233	135
Consumer loans	238	189	87	514	27,576	28,090	1,138
Total Gross Loans and Leases	$14,379	$2,050	$7,359	$23,788	$856,007	$879,795	$53,094

(1) Included in Total Financing Receivables
(2) As of December 31, 2012 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring ("TDR"), if the modification constitutes a concession. At June 30, 2013, the Company had a total of $43.8 million in TDR's, including $26.1 million in TDR's that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower's ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan's return to accrual status after a shorter performance period or even at the time of loan modification. TDR's may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower's ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDR's which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)

	For the Six Months Ended June 30, 2013
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$247	$-	$-	$-	$-	$-	$247
1-4 family - closed-end	-	3,338	-	30	-	-	-	3,368
Commercial real estate - owner occupied	-	-	-	-	-	-	-	-
Commercial real estate - non- owner occupied	-	-	-	-	-	-	-	-
Total Real Estate Loans	-	3,585	-	30	-	-	-	3,615
Commercial and Industrial	-	1,507	-	-	-	-	-	1,507
Consumer loans	-	284	-	-	-	-	-	284
Small Business Administration Loans	-	-	-	-	-	-	-	-
	$-	$5,376	$-	$30	$-	$-	$-	$5,406

	For the Year Ended December 31, 2012
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$458	$-	$375	$-	$-	$-	$833
1-4 family - closed-end	-	313	-	200	-	222	616	1,351
Equity Lines	-	29	-	-	-	-	-	29
Commercial real estate - owner occupied	-	1,006	-	1,184	-	-	-	2,190
Commercial real estate - non- owner occupied	-	330	-	60	-	-	-	390
Total Real Estate Loans	-	2,136	-	1,819	-	222	616	4,793
Commercial and Industrial	-	625	2	658	-	-	-	1,285
Consumer loans	-	1,328	-	269	-	-	117	1,714
Small Business Administration Loans	-	200	-	475	-	-	-	675
	$-	$4,289	$2	$3,221	$-	$222	$733	$8,467

The following tables present, by class, additional details related to loans classified as TDR's during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)

	For the Three Months Ended June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	-	$-	$-	$-	$-
1-4 family - closed-end	2	129	129	17	17
Commercial RE- owner occupied	-	-	-	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Total Real Estate Loans		129	129	17	17

Commercial and Industrial	1	50	50	18	20
Small Business Administration Loans	-	-	-	-	-
Consumer loans	2	20	20	2	6
		$199	$199	$37	$43

(1) This represents the change in the ALL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the Six Months Ended June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$249	$247	$6	$-
1-4 family - closed-end	3	3,369	3,368	17	17
Commercial RE- owner occupied	-	-	-	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Total Real Estate Loans		3,618	3,615	23	17

Commercial and Industrial	4	1,507	1,507	(20)	69
Small Business Administration Loans	-	-	-	-	-
Consumer loans	7	284	284	33	38
		$5,409	$5,406	$36	$124

(1)This represents the change in the ALL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The table below summarizes TDR's that defaulted during the period noted, and any charge-offs on those TDR's resulting from such default.

Troubled Debt Restructurings
(dollars in thousands, unaudited)

	Subsequent default three months ended June 30, 2013
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	-	$-	$-
1-4 family - closed-end	2	779	94
Equity Lines	-	-	-
Commercial real estate- owner occupied	1	308	210
Total Real Estate Loans		1,087	304

Commercial and Industrial	2	65	-
Small Business Administration Loans	-	-	-
Consumer Loans	3	65	64
		$1,217	$368

	Subsequent default six months ended June 30, 2013
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	1	$152	$47
1-4 family - closed-end	2	779	94
Equity Lines	-	-	-
Commercial real estate- owner occupied	1	308	210
Total Real Estate Loans		1,239	351

Commercial and Industrial	5	239	174
Small Business Administration Loans	-	-	-
Consumer Loans	4	67	66
		$1,545	$591

Note 12 – Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it at least quarterly. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary. The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDR's, totaling $4.408 million at June 30, 2013 and $4.140 million at December 31, 2012.

Impaired Loans
(dollars in thousands, unaudited)	June 30, 2013
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	5,619	5,619	1,290	5,666	46
1-4 Family - closed-end	15,901	15,901	1,338	15,959	209
Equity Lines	496	496	54	497	7
Commercial real estate- owner occupied	5,765	4,473	462	4,500	83
Commercial real estate- non-owner occupied	6,390	6,230	1,301	6,298	182
Farmland	-	-	-	-	-
Total Real Estate	34,171	32,719	4,445	32,920	527
Agriculture	-	-	-	-	-
Commercial and Industrial	1,944	1,908	744	1,984	44
Small Business Administration	2,450	2,255	1,147	2,254	29
Direct finance leases	60	60	30	60	-
Consumer loans	3,969	3,902	784	3,995	90
	42,594	40,844	7,150	41,213	690
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	1,879	1,792	-	2,636	-
1-4 Family - closed-end	6,597	5,874	-	6,209	-
Equity Lines	760	593	-	594	-
Commercial real estate- owner occupied	5,560	5,154	-	5,183	-
Commercial real estate- non-owner occupied	7,832	7,714	-	7,719	-
Farmland	456	456	-	460	-
Total Real Estate	23,084	21,583	-	22,801	-
Agriculture	21	20	-	22	-
Commercial and Industrial	2,463	2,345	-	2,470	24
Small Business Administration	1,100	772	-	773	-
Direct finance leases	-	-	-	-	-
Consumer loans	181	52	-	60	-
	26,849	24,772	-	26,126	24
Total	$69,443	$65,616	$7,150	$67,339	$714

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

Similar but condensed information is provided in the following table, as of the dates noted:

Impaired Loans
(dollars in thousands, unaudited)
	June 30, 2013	December 31, 2012

Impaired loans without a valuation allowance	$24,772	$14,292
Impaired loans with a valuation allowance	$40,844	$63,870
Total impaired loans (1)	$65,616	$78,162
Valuation allowance related to impaired loans	$7,150	$7,125
Total non-accrual loans	$42,309	$53,094
Total loans past-due ninety days or more and still accruing	$2	$-

(1) Principal balance on Company's books less any direct charge-off

The specific loss allowance for an impaired loan generally represents the difference between the face value of the loan and either the fair value of underlying collateral less estimated disposition costs, or the loan’s net present value as determined by a discounted cash flow analysis. The discounted cash flow approach is typically used to measure impairment on loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition or operation of underlying collateral. However, historical loss rates may be used to determine a specific loss allowance if they indicate a higher potential reserve need than the discounted cash flow analysis. Any change in impairment attributable to the passage of time is accommodated by adjusting the loss allowance accordingly.

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.  If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company's licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 92% of the Company's impaired real estate loan balances at June 30, 2013. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company's allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company's accounting books.

Our methodology also provides that a "general" allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management's judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $5.0 million at June 30, 2013.

During the three months ended June 30, 2013, there were no material changes to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company's external auditors, the FDIC, and the California DFI review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Note 13 – Recent Developments

On July 2, 2013, the Federal Reserve Board approved final rules that implement changes to the regulatory capital framework for financial institutions.  The new rules include, among other things, the following elements:
1)	a new regulatory capital component referred to as “Common Equity Tier 1 capital”, and threshold ratios for this new component;
2)
a “capital conservation buffer” above the minimum required level of Common Equity Tier 1 capital, and restrictions on dividend payments, share buybacks, and certain discretionary bonus payments to executive officers if a capital conservation buffer of at least 2.5% of risk-weighted assets is not achieved;

3)	the inclusion of accumulated other comprehensive income (AOCI) in Tier 1 capital, although banks with less than $250 billion in total assets will be allowed a one-time opt-out from this requirement;
4)	additional constraints on the inclusion of minority interests, mortgage servicing assets, and deferred tax assets in regulatory capital;
5)
increased risk-weightings for certain assets, including equity exposures, certain acquisition/development and construction loans, and certain loans that are more than 90-days past due or are on non-accrual status; and

6)	an increase in minimum required risk-based capital ratios over a phase-in period, and an increase in the threshold for a “well-capitalized” classification for the Tier 1 Risk-Based Capital Ratio.

These changes will be phased in beginning January 2015, and our preliminary estimates indicate that we are well-positioned to absorb the impact without constraining organic growth plans, although no assurance can be provided in that regard.

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)

	For the Three Months Ended June 30, 2013
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$6,488	$404	$3,084	$1,410	$85	$1,728	$13,199
Charge-offs	(1,138)	-	(424)	(7)	(86)	(298)	(1,953)
Recoveries	139	-	291	1	4	49	484
Provision	1,368	(342)	(805)	246	36	(53)	450

Ending Balance	$6,857	$62	$2,146	$1,650	$39	$1,426	$12,180

	For the Six Months Ended June 30, 2013
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$8,034	$258	$2,797	$1,246	$165	$1,373	$13,873
Charge-offs	(2,560)	(28)	(1,315)	(44)	(106)	(605)	(4,658)
Recoveries	304	-	529	1	5	76	915
Provision	1,079	(168)	135	447	(25)	582	2,050

Ending Balance	$6,857	$62	$2,146	$1,650	$39	$1,426	$12,180

Reserves:
Specific	$4,445	$-	$744	$1,147	$30	$784	$7,150
General	2,412	62	1,402	503	9	642	5,030

Ending Balance	$6,857	$62	$2,146	$1,650	$39	$1,426	$12,180

Loans evaluated for impairment:
Individually	$54,302	$20	$4,253	$3,027	$60	$3,954	$65,616
Collectively	501,581	23,425	178,589	16,466	3,429	21,088	744,578

Ending Balance	$555,883	$23,445	$182,842	$19,493	$3,489	$25,042	$810,194

	For the Year Ended December 31, 2012
	Real Estate	Agricultural Products	Commercial and Industrial	Small Business Administration	Direct Finance Leases	Consumer	Total

Allowance for credit losses:
Beginning Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$17,283
Charge-offs	(11,108)	(634)	(4,283)	(753)	(198)	(1,802)	(18,778)
Recoveries	302	-	589	95	-	172	1,158
Provision	10,580	873	1,853	457	52	395	14,210

Ending Balance	$8,034	$258	$2,797	$1,246	$165	$1,373	$13,873

Reserves:
Specific	$4,180	$28	$934	$1,038	$67	$878	$7,125
General	3,854	230	1,863	208	98	495	6,748

Ending Balance	$8,034	$258	$2,797	$1,246	$165	$1,373	$13,873

Loans evaluated for impairment:
Individually	$66,133	$663	$3,656	$3,227	$135	$4,348	$78,162
Collectively	479,656	21,819	255,022	17,296	4,098	23,742	801,633

Ending Balance	$545,789	$22,482	$258,678	$20,523	$4,233	$28,090	$879,795

PART I - FINANCIAL INFORMATION

ITEM 2

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Words such as "expects", "anticipates", "believes", "projects", and "estimates" or variations of such words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward-looking statements.

A variety of factors could have a material adverse impact on the Company's financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. They include, but are not limited to, persistent sluggish economic conditions in the Company's service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company's ability to secure buyers for foreclosed properties; declines in the market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company's ability to attract and retain skilled employees; the Company's ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information and disclosures contained within those statements are significantly impacted by Management's estimates and judgments, which are based on historical experience and various other assumptions that are believed to be reasonable under current circumstances. Actual results may differ from those estimates under divergent conditions.

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company's stated results of operations. In Management's opinion, the Company's critical accounting policies deal with the following areas: the establishment of the Company's allowance for loan and lease losses, as explained in detail in Note 12 to the consolidated financial statements and the "Provision for Loan and Lease Losses" and "Allowance for Loan and Lease Losses" sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, which is discussed in Note 11 to the consolidated financial statements and in the "Nonperforming Assets" and "Allowance for Loan and Lease Losses" sections of this discussion and analysis; income taxes, especially with regard to the ability of the Company to recover deferred tax assets, as discussed in the "Provision for Income Taxes" and "Other Assets" sections of this discussion and analysis; and goodwill, which is evaluated annually for impairment based on the fair value of the Company as discussed in the "Other Assets" section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company's financial statements incorporate the most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

results of operations Summary

Second Quarter 2013 compared to Second Quarter 2012

Net income for the quarter ended June 30, 2013 was $3.799 million, representing an increase of $1.226 million, or 48%, relative to net income of $2.573 million for the quarter ended June 30, 2012. Basic and diluted earnings per share for the second quarter of 2013 were $0.27, compared to $0.18 basic and diluted earnings per share for the second quarter of 2012. The Company's annualized return on average equity was 8.62% and annualized return on average assets was 1.09% for the quarter ended June 30, 2013, compared to a return on equity of 6.02% and return on assets of 0.76% for the quarter ended June 30, 2012. The primary drivers behind the variance in second quarter net income are as follows:

⋅
Net interest income was down $273,000, or 2%, due to a 21 basis point drop in the Company's net interest margin that was partially offset by the impact of a $33 million increase in average interest-earning assets.

⋅	The largest impact on the increase in net income in the second quarter of 2013 came from a reduction of $2.710 million, or 86%, in our loan loss provision.

⋅
Total non-interest income fell by $100,000, or 2%, due to an increase in pass-through operating costs associated with tax credit investments, which are netted out of non-interest income, partially offset by higher income on bank-owned life insurance (BOLI).

⋅	Total non-interest expense increased by $234,000, or 2%, due mainly to an increase in salaries and benefits that was partially offset by a reduction in net OREO expense and other credit-related costs.

⋅
The Company's provision for income taxes was 26% of pre-tax income in the second quarter of 2013 and 15% in the second quarter of 2012, with the higher tax provisioning rate for 2013 resulting from an increase in taxable income relative to a slight decline in available tax credits.

First Half 2013 compared to First Half 2012

Net income for the first half of 2013 was $6.132 million, representing an increase of $1.680 million, or 38%, relative to net income of $4.452 million for the first half of 2012. Basic and diluted earnings per share for the first half of 2013 were $0.43, compared to $0.32 basic and diluted earnings per share for the first half of 2012. The Company's annualized return on average equity was 7.04% and annualized return on average assets was 0.89% for the six months ended June 30, 2013, compared to a return on equity of 5.23% and return on assets of 0.66% for the six months ended June 30, 2012. The primary drivers behind the variance in year-to-date net income are as follows:

⋅
Net interest income declined $919,000, or 4%, due to a 30 basis point drop in the Company's net interest margin partially offset by a the impact of a $45 million increase in average interest-earning assets.

⋅	The loan loss provision was reduced by $3.860 million, or 65%.

⋅
Total non-interest income declined by $85,000, or 1%, in the first half of 2013, due primarily to the previously-noted increase in tax credit investment costs and investment gains of $71,000 in the first quarter of 2012, partially offset by an increase in income on bank-owned life insurance (BOLI) and a $100,000 non-recurring signing incentive received in the first quarter of 2013 in conjunction with our conversion to a new merchant processing vendor.

⋅	Total non-interest expense increased by only $16,000, as higher personnel expense and increased occupancy costs were largely offset by lower credit-related costs.

⋅	The Company's provision for income taxes was 20% of pre-tax income for the first half of 2013, relative to 8% for the first half of 2012.

Financial Condition Summary
June 30, 2013 relative to December 31, 2012

The most significant characteristics of, and changes in, the Company's balance sheet during the first six months of 2013 are outlined below:

⋅
The Company's assets totaled $1.378 billion at June 30, 2013, a drop of $59 million, or 4%, relative to total assets of $1.438 billion at December 31, 2012, due to a $70 million drop in gross loan balances that was partially offset by growth in investment securities and higher cash balances.

⋅
Loan volume was largely impacted by a $66 million decline in mortgage warehouse loans resulting from lower credit line utilization, but an $11 million reduction in nonperforming loans also contributed to the decline in total loans.

⋅	Total nonperforming assets, including nonperforming loans and foreclosed assets, were reduced by $20 million, or 27%, to $53 million at June 30, 2013 from $73 million at December 31, 2012.

⋅
The Company's allowance for loan and lease losses was $12.2 million as of June 30, 2013, a drop of $1.7 million, or 12%, relative to year-end 2012 due mainly to a lower general reserve for unimpaired loans. The ratio of the allowance to gross loans declined slightly to 1.50% at June 30, 2013 from 1.58% at December 31, 2012.

⋅
Despite a $6 million drop in the net unrealized gain on investments, investment securities reflect a net increase of $13 million, or 4%, for the first six months of 2013 due primarily to the addition of municipal securities.

⋅	Cash and cash equivalents increased by $5 million, or 8%, as the result of higher interest-earning balances in our Federal Reserve Bank account.

⋅
Total deposits were down $19 million, or 2%, due to the maturity of a $5 million wholesale brokered time deposit and the runoff of $23 million in other time deposits, partially offset by a $9 million increase in non-maturity deposits.

⋅
There was no change in the balance of junior subordinated debentures (trust preferred securities), but other interest-bearing liabilities, comprised primarily of Federal Home Loan Bank borrowings, were reduced by a net $41 million, or 95%, during the first six months of 2013.

⋅
Total capital increased by about $1 million, or 1%, during the first half of 2013, ending the period with a balance of $175 million. Risk-based capital ratios increased, as well, due in large part to the drop in risk-adjusted assets. Our consolidated total risk-based capital ratio increased to 20.87% at June 30, 2013 from 19.36% at year-end 2012. Our tier one risk-based capital ratio was 19.62% and our tier one leverage ratio was 13.82% at June 30, 2013.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is non-interest income, which consists mainly of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company's non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net interest income AND NET INTEREST MARGIN
Net interest income continues to decline due to net interest margin compression, dropping by $273,000, or 2%, for the second quarter of 2013 relative to the second quarter of 2012, and by $919,000, or 4%, for the first half of 2013 compared to the first half of 2012. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volume of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company's earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that had been on non-accrual and were either sold or returned to accrual status.

The following tables show average balances for significant balance sheet categories, and the amount of interest income or interest expense associated with each applicable category for the noted periods. The tables also display the calculated yields on each major component of the Company's investment and loan portfolios, the average rates paid on each key segment of the Company's interest-bearing liabilities, and our net interest margin for the noted periods.

Average Balances and Rates	For the Three Months Ended			For the Three Months Ended
(dollars in thousands, except per share data)	Ended June 30, 2013			Ended June 30, 2012
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$26,115	$16	0.24%	$33,483	$22	0.26%
Taxable	314,191	1,034	1.30%	344,961	1,722	1.97%
Non-taxable	86,626	672	4.65%	76,602	685	5.36%
Equity	2,143	-	-	1,773	29	6.47%
Total Investments	429,075	1,722	1.91%	456,819	2,458	2.43%

Loans and Leases:(4)
Agricultural	24,218	248	4.11%	15,848	189	4.80%
Commercial	210,376	2,789	5.32%	139,768	2,001	5.76%
Real Estate	515,428	7,849	6.11%	526,267	8,348	6.38%
Consumer	24,960	442	7.10%	30,920	555	7.22%
Direct Financing Leases	3,013	40	5.32%	4,380	61	5.60%
Other	45,948	-	-	46,288	-	-
Total Loans and Leases	823,943	11,368	5.53%	763,471	11,154	5.88%
Total Interest Earning Assets (5)	1,253,018	13,090	4.30%	1,220,290	13,612	4.60%
Other Earning Assets	6,168			6,569
Non-Earning Assets	139,604			142,796
Total Assets	$1,398,790			$1,369,655

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$87,828	$77	0.35%	$71,736	$63	0.35%
NOW	194,194	95	0.20%	195,037	140	0.29%
Savings Accounts	131,341	71	0.22%	106,422	60	0.23%
Money Market	70,607	24	0.14%	80,394	32	0.16%
CDAR's	13,212	7	0.21%	18,749	12	0.26%
Certificates of Deposit<$100,000	91,450	107	0.47%	100,530	154	0.62%
Certificates of Deposit>$100,000	212,486	210	0.40%	225,730	298	0.53%
Brokered Deposits	10,000	37	1.48%	15,000	50	1.34%
Total Interest Bearing Deposits	811,118	628	0.31%	813,598	809	0.40%
Borrowed Funds:
Federal Funds Purchased	2	-	-	1	-	-
Repurchase Agreements	2,020	3	0.60%	3,578	6	0.67%
Short Term Borrowings	12,058	5	0.17%	12,676	7	0.22%
Long Term Borrowings	-	-	-	5,000	49	3.94%
TRUPS	30,928	179	2.32%	30,928	193	2.51%
Total Borrowed Funds	45,008	187	1.67%	52,183	255	1.97%
Total Interest Bearing Liabilities	856,126	815	0.38%	865,781	1,064	0.49%
Demand Deposits	346,866			316,498
Other Liabilities	19,029			15,589
Shareholders' Equity	176,769			171,787
Total Liabilities and Shareholders' Equity	$1,398,790			$1,369,655

Interest Income/Interest Earning Assets			4.30%			4.60%
Interest Expense/Interest Earning Assets			0.26%			0.35%
Net Interest Income and Margin(6)		$12,275	4.04%		$12,548	4.25%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $(29) thousand and $(9) thousand for the quarters ended June 30, 2013 and 2012.
Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the Six Months			For the Six Months
(dollars in thousands, except per share data)	Ended June 30, 2013			Ended June 30, 2012
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$35,634	$44	0.25%	$28,633	$37	0.26%
Taxable	312,642	2,179	1.39%	341,841	3,602	2.08%
Non-taxable	81,593	1,291	4.77%	74,935	1,352	5.41%
Equity	2,041	17	1.66%	1,625	33	4.02%
Total Investments	431,910	3,531	1.93%	447,034	5,024	2.53%

Loans and Leases:(4)
Agricultural	23,999	481	4.04%	15,015	361	4.83%
Commercial	208,848	5,471	5.28%	125,147	3,761	6.04%
Real Estate	505,224	15,323	6.12%	528,616	16,924	6.44%
Consumer	25,708	916	7.19%	31,768	1,125	7.12%
Direct Financing Leases	3,140	84	5.39%	4,635	126	5.47%
Nonperforming Loans	49,518	-	-	50,719	-	-
Total Loans and Leases	816,437	22,275	5.50%	755,900	22,297	5.93%
Total Interest Earning Assets (5)	1,248,347	25,806	4.28%	1,202,934	27,321	4.68%
Other Earning Assets	6,268			6,782
Non-Earning Assets	141,081			141,154
Total Assets	$1,395,696			$1,350,870

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$85,470	$152	0.36%	$68,130	$131	0.39%
NOW	195,894	193	0.20%	193,649	334	0.35%
Savings Accounts	127,194	136	0.22%	102,631	117	0.23%
Money Market	73,138	54	0.15%	80,428	65	0.16%
CDAR's	13,994	20	0.29%	18,489	27	0.29%
Certificates of Deposit<$100,000	95,897	224	0.47%	102,078	325	0.64%
Certificates of Deposit>$100,000	213,778	428	0.40%	223,133	595	0.54%
Brokered Deposits	11,575	81	1.41%	15,000	100	1.34%
Total Interest Bearing Deposits	816,940	1,288	0.32%	803,538	1,694	0.42%
Borrowed Funds:
Federal Funds Purchased	1	-	-	-	-	-
Repurchase Agreements	1,836	6	0.66%	3,266	10	0.62%
Short Term Borrowings	7,051	6	0.17%	7,236	8	0.22%
Long Term Borrowings	2,100	33	3.17%	8,956	180	4.04%
TRUPS	30,928	356	2.32%	30,928	393	2.56%
Total Borrowed Funds	41,916	401	1.93%	50,386	591	2.36%
Total Interest Bearing Liabilities	858,856	1,689	0.40%	853,924	2,285	0.54%
Non-interest Bearing Demand Deposits	342,294			308,453
Other Liabilities	18,841			17,447
Shareholders' Equity	175,705			171,046
Total Liabilities and Shareholders' Equity	$1,395,696			$1,350,870

Interest Income/Interest Earning Assets			4.28%			4.68%
Interest Expense/Interest Earning Assets			0.28%			0.38%
Net Interest Income and Margin(6)		$24,117	4.00%		$25,036	4.30%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $32 thousand and $230 thousand for the six months ended June 30, 2013 and 2012.
Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance. The fact that the first half of 2013 had one less day than the first half of 2012, which was a leap year, also contributed to the decline in net interest income in 2013 (the $138,000 unfavorable variance attributable to one less day in the first half impacted both rate and volume variances in the table below).

Volume & Rate Variances	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2013 over 2012			2013 over 2012
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(5)	$(1)	$(6)	$9	$(2)	$7
Taxable	(154)	(534)	(688)	(308)	(1,115)	(1,423)
Non-taxable(1)	90	(103)	(13)	120	(181)	(61)
Equity	6	(35)	(29)	8	(24)	(16)
Total Investments	(63)	(673)	(736)	(171)	(1,322)	(1,493)
Loans and Leases:
Agricultural	100	(41)	59	216	(96)	120
Commercial	1,011	(223)	788	2,515	(805)	1,710
Real Estate	(172)	(327)	(499)	(749)	(852)	(1,601)
Consumer	(107)	(6)	(113)	(215)	6	(209)
Direct Financing Leases	(19)	(2)	(21)	(41)	(1)	(42)
Total Loans and Leases	814	(600)	214	1,726	(1,748)	(22)
Total Interest Earning Assets	$750	$(1,272)	$(522)	$1,555	$(3,070)	$(1,515)
Liabilities
Interest Bearing Deposits:
Demand Deposits	$14	$-	$14	$33	$(12)	$21
NOW	(1)	(44)	(45)	4	(145)	(141)
Savings Accounts	14	(3)	11	28	(9)	19
Money Market	(4)	(4)	(8)	(6)	(5)	(11)
CDAR's	(4)	(1)	(5)	(7)	(0)	(7)
Certificates of Deposit < $100,000	(14)	(33)	(47)	(20)	(81)	(101)
Certificates of Deposit > $100,000	(17)	(71)	(88)	(25)	(142)	(167)
Brokered Deposits	(17)	4	(13)	(23)	4	(19)
Total Interest Bearing Deposits	(29)	(152)	(181)	(16)	(390)	(406)
Borrowed Funds:
Repurchase Agreements	(4)	1	(3)	(4)	-	(4)
Short Term Borrowings	-	(2)	(2)	-	(2)	(2)
Long Term Borrowings	(49)	-	(49)	(138)	(9)	(147)
TRUPS	-	(14)	(14)	-	(37)	(37)
Total Borrowed Funds	(53)	(15)	(68)	(142)	(48)	(190)
Total Interest Bearing Liabilities	(82)	(167)	(249)	(158)	(438)	(596)
Net Interest Margin/Income	$832	$(1,105)	$(273)	$1,713	$(2,632)	$(919)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the second quarter of 2013 relative to the second quarter of 2012 was a favorable $832,000, due primarily to growth of $33 million in average interest-earning assets. We also experienced a shift out of lower-yielding investments into higher-yielding loans, with a net increase of $60 million in average loans, but the positive impact from loan growth was offset to some extent by the fact that it was generally concentrated in lower-yielding agricultural and commercial loans while higher-yielding real estate loans and consumer loans declined. Favorable changes in average liability and equity balances enhanced the positive impact of balance sheet growth on our volume variance for the quarter. Total average deposits grew by $28 million while the average balance of higher-cost non-deposit borrowings contracted $7 million, and deposit balances shifted from aggregate average time deposits into lower-cost non-maturity deposits for the comparative quarters, including a $30 million increase in the average balance of non-interest bearing demand deposits. A $5 million increase in average equity further reduced our reliance on interest-bearing liabilities.

In contrast to the favorable volume variance, the impact of interest rate changes created a $1.105 million unfavorable rate variance in net interest income. Our weighted average yield on interest-earning assets was 30 basis points lower due to growth in lower-yielding loan categories, as well as a general decline in loan interest rates due to intense competition for quality loans. In addition to lower loan rates, our yield on investments fell due to the reinvestment of cash from prepayments and maturing balances into lower-yielding investments, in a historically low rate environment. By comparison, our weighted average cost of interest-bearing liabilities was just 11 basis points lower, with the drop due primarily to an improving deposit mix and the maturity of certain higher-cost long-term borrowings. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the second quarter of 2012, the base period for the rate variance calculation, was $355 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Partially alleviating the negative pressures on our rate variance for the quarterly comparison were $132,000 in net interest recoveries in the second quarter of 2013, relative to only $1,000 in net interest recoveries in the second quarter of 2012.

The Company's net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.04% in the second quarter of 2013, a decline of 21 basis points relative to the second quarter of 2012. The principal negative factors impacting our net interest margin in the second quarter of 2013 include growth in lower-yielding loan balances and lower average balances for higher-yielding loan categories, and competitive pressures on loan yields. Developments favorably impacting our net interest margin include a shift in average balances from non-deposit borrowings and higher-cost time deposits into lower-cost non-maturity deposits, increases in non-interest bearing demand deposits and equity, and the favorable differential in net interest recoveries.

For the first half of 2013 relative to the first half of 2012, the favorable variance in net interest income attributable purely to volume changes was $1.713 million, although there was a negative rate variance of $2.632 million. The volume variance for the half was due primarily to a $45 million increase in average interest-earning assets, which was enhanced by a shift from lower-yielding investments into higher-yielding loans and relatively strong growth in the average balances of low-cost customer deposits and equity. As with the quarterly comparison, a shift within loans from higher-yielding real estate and consumer loans into lower-yielding commercial and agricultural loans partially offset some of the favorable dynamics impacting our volume variance for the first half.

The same factors discussed for the quarterly rate variance were applicable with regard to the rate variance for the half. For the first half of 2013 relative to the first half of 2012 the weighted average yield on earning assets was 40 basis points lower, while the weighted average cost of interest-bearing liabilities fell by only 14 basis points. There was a slight unfavorable impact on the year-to-date comparison with regard to interest reversals/recoveries, since net interest recoveries totaled $121,000 in the first half of 2013 as opposed to net interest recoveries of $146,000 in the first half of 2012. The Company's net interest margin for the first half of 2013 was 4.00%, a drop of 30 basis points relative to the net interest margin of 4.30% in the first half of 2012.

Provision for loan and LEASE losses
Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company's loan loss provision totaled $450,000 for the second quarter of 2013 and $2.050 million for the first six months of 2013, representing reductions of $2.710 million, or 86%, in the second quarter and $3.860 million, or 65% in the first half relative to the same periods in 2012.

The Company's loan loss provision has been sufficient to maintain an allowance for loan and lease losses at a level that, in management's judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. Net loans charged off in the second quarter and first half of 2013 totaled $1.469 million and $3.743 million, respectively, relative to $6.705 million in the second quarter of 2012 and $9.330 million in the first half of 2012. Many of the charge-offs in 2013 were taken against previously-established specific reserves, and did not directly result in the need for reserve replenishment via the loan loss provision. However, our loan loss provision in 2013 has been utilized primarily to provide specific reserves for certain other impaired loans, so the aggregate reserve for impaired loans has not changed materially since year-end 2012. Our general reserve for non-impaired loans has been declining, however, consistent with management's determination that credit risk in those loans has declined as certain legacy balances have been replaced by loans underwritten utilizing more stringent credit criteria.

The Company's policies for monitoring the adequacy of the allowance and determining loan amounts that should be charged off, and other detailed information with regard to changes in the allowance, are discussed in note 12 to the consolidated financial statements and below under "Allowance for Loan and Lease Losses." The process utilized to establish an appropriate allowance for loan and lease losses can result in a high degree of variability in the Company's loan loss provision, and consequently in our net earnings.

NON-INTEREST INCOME and NON-INTEREST expense
The following table provides details on the Company's non-interest income and non-interest expense for the three-month and six-month periods ended June 30, 2013 and 2012:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,215	55.07%	$2,417	58.64%	$4,288	52.69%	$4,704	57.21%
Other service charges, commissions & fees	1,411	35.08%	1,461	35.44%	2,862	35.17%	2,514	30.57%
Gains on sales of loans	32	0.80%	44	1.07%	68	0.84%	94	1.14%
Gains on securities	-	0.00%	1	0.02%	6	0.07%	71	0.86%
Loan servicing income	-	0.00%	1	0.02%	3	0.04%	6	0.07%
Bank owned life insurance	317	7.88%	157	3.82%	824	10.13%	742	9.02%
Other	47	1.17%	41	0.99%	87	1.06%	92	1.13%
Total non-interest income	$4,022	100.00%	$4,122	100.00%	$8,138	100.00%	$8,223	100.00%
As a % of average interest-earning assets (1)		1.29%		1.36%		1.31%		1.37%

NON-INTEREST EXPENSE:
Salaries and employee benefits	$5,403	50.42%	$4,911	46.85%	$11,323	50.24%	$10,576	46.96%
Occupancy costs
Furniture & equipment	531	4.95%	521	4.97%	1,034	4.59%	1,004	4.46%
Premises	1,065	9.94%	1,042	9.94%	2,113	9.38%	2,048	9.09%
Advertising and marketing costs	421	3.93%	480	4.58%	843	3.74%	951	4.22%
Data processing costs	482	4.50%	429	4.09%	976	4.33%	847	3.76%
Deposit services costs	506	4.72%	591	5.64%	999	4.43%	1,169	5.19%
Loan services costs
Loan processing	218	2.03%	290	2.77%	372	1.65%	558	2.48%
Foreclosed assets	18	0.17%	516	4.92%	792	3.51%	1,644	7.30%
Other operating costs
Telephone & data communications	448	4.18%	384	3.66%	873	3.87%	731	3.25%
Postage & mail	163	1.52%	162	1.55%	342	1.52%	342	1.52%
Other	160	1.49%	185	1.76%	288	1.28%	374	1.67%
Professional services costs
Legal & accounting	521	4.86%	361	3.44%	953	4.23%	723	3.21%
Other professional service	552	5.15%	323	3.08%	1,160	5.15%	974	4.32%
Stationery & supply costs	144	1.35%	204	1.95%	313	1.39%	411	1.82%
Sundry & tellers	85	0.79%	84	0.80%	157	0.69%	170	0.75%
Total non-interest expense	$10,717	100.00%	$10,483	100.00%	$22,538	100.00%	$22,522	100.00%
As a % of average interest-earning assets (1)		3.43%		3.46%		3.64%		3.77%
Efficiency Ratio (2)	63.82%		61.28%		67.67%		65.77%

(1) Annualized
(2) Tax Equivalent

The Company's results reflect a drop in total non-interest income of $100,000, or 2%, for the second quarter of 2013 relative to the second quarter of 2012, and a decline of $85,000, or 1%, for the first half. Non-interest income would have increased in 2013 if not for the impact of a second quarter 2012 accrual adjustment to pass-through expenses associated with tax credit investments. There were also significant fluctuations within this category due in part to fees that were included with service charges on deposits in 2012 but are reflected in other non-interest income in 2013, as well as certain non-recurring items. Total other operating income was an annualized 1.29% of average interest-earning assets in the second quarter of 2013 relative to 1.36% in the second quarter of 2012, and was 1.31% for the first six months of 2013 relative to 1.37% for the first six months of 2012. The lower ratio in 2013 is due in large part to an increase in average interest-earning assets.

Service charge income on deposits fell by $202,000, or 8%, for the quarterly comparison and $416,000, or 9%, for the comparative six-month periods, primarily due to debit card interchange fees that were included with service charges on deposits in 2012 but are reflected in other service charges in 2013. Other service charges, commissions, and fees fell by $50,000 for the quarter but increased by $348,000, or 14%, for the first half. For the quarterly comparison, other service charges were augmented by certain debit card interchange fees, as noted above, and a $110,000 increase in dividends on restricted stock. Those favorable variances were offset by an accrual adjustment in the second quarter of 2012 that led to a quarter over quarter increase of $334,000 in tax credit investment costs, which are netted out of other service charges. The increase in other service charges for the first half is mainly the result of the addition of the aforementioned interchange fees, a $100,000 non-recurring signing incentive received in conjunction with our merchant processing vendor conversion in the first quarter of 2013, and a $136,000 increase in dividends received on restricted stock, partially offset by the impact of the 2012 accrual adjustment to tax credit investment costs.

There were no securities sold and thus no gains on securities in the second quarter of 2013, and only $1,000 in gains on securities sold in the second quarter of 2012. We realized only $6,000 in gains on a few securities sold in the first half of 2013 relative to $71,000 in gains on securities sold in the first half of 2012, so the comparative year-to-date results reflect a decline of $65,000, or 92%. Loan sale and servicing income remained at minimal levels, and did not materially impact the Company's results.

Bank-owned life insurance income increased by $160,000, or 102%, in the second quarter of 2013 relative to the second quarter of 2012, and $82,000, or 11%, for the comparative year-to-date periods, mainly due to fluctuations in income on "separate account" BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: "general account," and "separate account." At June 30, 2013 the Company had $35.3 million invested in single-premium general account BOLI. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and this income is typically fairly consistent from year to year, but rate reductions have led to slightly reduced income levels in recent periods. In addition to general account BOLI, the Company had $3.7 million invested in separate account BOLI at June 30, 2013, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals) from period to period. There was a gain on separate account BOLI totaling $64,000 in the second quarter of 2013 relative to a loss of $115,000 in the second quarter of 2012, for an absolute difference of $179,000 in deferred compensation BOLI income for the quarterly comparison. For the first six months, gains totaled $314,000 in 2013 relative to $195,000 in 2012, for an increase of 119,000. As noted, gains and losses on separate account BOLI are related to participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral. Participant gains are accounted for as expense accruals which, combined with their associated tax effect, are roughly equivalent to income on separate account BOLI, while participant losses result in expense accrual reversals that typically mirror losses on separate account BOLI.

The "Other" category under non-interest income includes gains and losses on the disposition of assets other than OREO, and rental income generated by the Company's alliance with Investment Centers of America (ICA). Other non-interest income did not change materially for the comparative periods.

Total non-interest expense increased by $234,000, or 2%, in the second quarter of 2013 relative to the second quarter of 2012, but did not change materially for the comparative year-to-date periods. As detailed below, the principal impact on the comparative periods came from increases in compensation costs, partially offset by lower levels of OREO write-downs and other lending expenses. Non-interest expense was an annualized 3.43% of average interest-earning assets in the second quarter of 2013 relative to 3.46% in the second quarter of 2012, and was an annualized 3.64% of average interest-earning assets in the first six months of 2013 relative to 3.77% in the first six months of 2012.

The largest component of non-interest expense, salaries and employee benefits, increased by $492,000, or 10%, for the quarter, and $747,000, or 7%, for the first half. The increases are due in large part to regular annual salary adjustments and strategic additions to our lending staff, but also include higher deferred compensation accruals (related to separate account BOLI income, as discussed above). Deferred compensation expense accruals included in employee benefits increased by $164,000 for the quarter, and $188,000 for the first six months. Also contributing to the increase in salaries was a drop in the level of salaries that are directly related to successful loan originations and are thus deferred and amortized over the life of the related loans. Because of a drop in loan origination activity, those deferrals were down by $70,000 for the comparative quarters and $66,000 for the year-to-date comparison. Salaries and benefits increased to 50.42% of total non-interest expense for the second quarter of 2013 from 46.85% in the second quarter of 2012, and to 50.24% in the first half of 2013 from 46.96% in the first half of 2012.

Total occupancy expense also increased by $33,000, or 2%, for the second quarter of 2013 relative to the second quarter of 2012, and by $95,000, or 3%, for the comparative year-to-date periods, due to small increases in a number of subcategories. Marketing costs declined by $59,000 for the quarter and $108,000 for the first six months, due to the timing of payments. Data processing costs were up by $53,000, or 12%, for the quarter, and $129,000, or 15% for the first half, due primarily to costs associated with recently-implemented software that should facilitate more efficient loan origination and processing, including loan document imaging. Deposit services costs declined $85,000, or 14%, for the second quarter and $170,000, or 15%, for the first half, due primarily to lower costs associated with debit card processing and electronic banking.

The largest drop among non-interest expense categories came in loan services costs, which were down $570,000, or 71%, for the second quarter and $1.038 million, or 47%, for the first half. The large reductions are primarily due to declining net costs associated with foreclosed assets (principally OREO write-downs), but also include a drop in other lending expenses such as appraisals and demand/foreclosure costs.

Telecommunications costs increased by $64,000, or 17%, for the quarter and $142,000, or 19%, for the first half due to rate increases, as well as costs associated with the addition and enhancement of data circuits. Postage and mail costs were approximately the same for the comparative periods. The drop in the "other" category under other operating costs resulted mainly from a reduction in depreciation expense on operating leases where the Bank is the lessor, due to the maturity of leases.

Under professional services costs, legal and accounting costs increased by $160,000, or 44%, for the second quarter and $230,000, or 32%, for the first half due largely to higher loan review costs and an increase in legal costs associated with loan collections. The cost of other professional services increased by $229,000, or 71%, for the second quarter and $186,000, or 19% for the first half due in large part to increases in accruals for directors deferred compensation plans (related to the increase in BOLI income discussed above). Stationery and supply costs were $60,000 lower for the second quarter and reflect a decline of $98,000 for the first half due to a change in vendors, and sundry losses were roughly the same for the comparative periods.

The Company's tax-equivalent overhead efficiency ratio increased slightly to 63.82% in the second quarter of 2013 from 61.28% in the second quarter of 2012, and to 67.67% in the first half of 2013 from 65.77% in the first half of 2012. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES
The Company sets aside a provision for income taxes on a monthly basis. The amount of the tax provision is determined by applying the Company's statutory income tax rates to pre-tax book income, as adjusted for permanent differences between pre-tax book income and actual taxable income. Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits. Our tax credits consist primarily of those generated by an $8.3 million investment in low-income housing tax credit funds, and California state employment tax credits. Because of the relatively high portion of the Company's pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability, as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. The referenced factors resulted in an income tax provision of $1.331 million, or 26% of pre-tax income in the second quarter of 2013, relative to a provision of $454,000, or 15% of pre-tax income in the second quarter of 2012. For the first six months, the Company's income tax provision was $1.535 million, or 20% of pre-tax income in 2013, and $375,000, or 8% of pre-tax income in 2012.

BALANCE SHEET ANALYSIS
EARNING ASSETS

INVESTMENTS
The Company's earning assets are comprised of investments and loans, and the detailed composition and growth characteristics of both are significant determinants of the Company's financial condition. Investments are analyzed in this section, while the loan and lease portfolio is discussed in a later section of this Form 10-Q.

The Company's investments consist of debt securities and marketable equity securities (together, the "investment portfolio"), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (FRB) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company's investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $419 million, or 30% of total assets at June 30, 2013, compared to $400 million, or 28% of total assets at December 31, 2012.

We had no fed funds sold at June 30, 2013 or December 31, 2012. Interest-bearing balances at other banks totaled $25 million at June 30, 2013, up from $20 million at the end of 2012 due to a higher interest-bearing balance in our FRB account. The Company's investment securities reflect an increase of $13 million, or 4%, for the first six months of 2013, ending the period with a book balance of $394 million. The Company carries investments on its books at their fair market values. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as "available for sale" to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the amortized cost and fair market value of Company's investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	June 30, 2013		December 31, 2012
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government Agencies & Corporations	$4,363	$4,293	$2,987	$2,973
Mortgage-backed securities	300,565	299,644	298,806	301,389
State & political subdivisions	87,237	87,405	70,736	73,986
Equity securities	1,336	2,234	1,336	1,840
Total Investment Securities	$393,501	$393,576	$373,865	$380,188

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, declined to only $75,000 at June 30, 2013 from $6.3 million at December 31, 2012, due to lower market values resulting from a significant drop in longer-term interest rates in second quarter of 2013. This had a sizeable negative impact on the carrying values of mortgage-backed securities and municipal bonds, in particular. The value of U.S. Government agency securities increased by $1 million, or 44%, during the first six months of 2013, due to new bonds purchased primarily for pledging purposes. Mortgage-backed securities declined by $2 million, or 1%, since bond purchases did not exceed prepayments and the drop in market value. Despite the decline in the market value of municipal bonds, new purchases pushed the balance up $13 million, or 18%, as the Company has taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings. No equity securities were bought or sold during the first six months of 2013, although the market value of those securities increased by $394,000, or 21%.

Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $167 million at June 30, 2013 and $179 million at December 31, 2012, leaving $224 million in unpledged debt securities at June 30, 2013 and $200 million at December 31, 2012. Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $73 million at June 30, 2013 and $79 million at December 31, 2012.

Loan Portfolio
The Company's loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $810 million at June 30, 2013, a drop of $70 million, or 8%, since December 31, 2012. The decline in 2013 is primarily due to lower utilization on mortgage warehouse lines; declines in other categories were largely offset by growth in agricultural loans. A comparative schedule of the distribution of the Company's loans at June 30, 2013 and December 31, 2012, by outstanding balance and percentage of total loans, is presented in the following Loan and Lease Distribution table. The balances shown for each loan type are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	June 30, 2013	December 31, 2012
Real Estate:
1-4 family residential construction	$1,615	$3,174
Other Construction/Land	22,794	28,002
1-4 family - closed-end	91,485	99,917
Equity Lines	57,356	61,463
Multi-family residential	6,373	5,960
Commercial real estate- owner occupied	173,296	182,614
Commercial real estate- non-owner occupied	98,834	92,808
Farmland	104,130	71,851
Total Real Estate	555,883	545,789
Agricultural products	23,445	22,482
Commercial and Industrial	78,638	88,354
Mortgage Warehouse Lines	104,204	170,324
Small Business Administration Loans	19,493	20,523
Direct finance leases	3,489	4,233
Consumer loans	25,042	28,090
Total Loans and Leases	$810,194	$879,795
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.20%	0.35%
Other Construction/land	2.81%	3.18%
1-4 family - closed-end	11.29%	11.36%
Equity Lines	7.08%	6.99%
Multi-family residential	0.79%	0.68%
Commercial real estate- owner occupied	21.39%	20.76%
Commercial real estate- non-owner occupied	12.20%	10.55%
Farmland	12.85%	8.17%
Total Real Estate	68.61%	62.04%
Agricultural products	2.89%	2.56%
Commercial and Industrial	9.71%	10.04%
Mortgage Warehouse Lines	12.86%	19.36%
Small Business Administration Loans	2.41%	2.33%
Direct finance leases	0.43%	0.48%
Consumer loans	3.09%	3.19%
Total Loans and Leases	100.00%	100.00%

As shown above, mortgage warehouse lines declined by $66 million, or 39%, during the first six months of 2013, with additional declines of about $10 million in commercial and industrial loans and $1 million in SBA loans. Mortgage warehouse lines were 12.86% of total loans at June 30, 2013, down from 19.36% at December 31, 2012. Consumer loans fell by $3 million, or 11%, due to a general lack of activity in the consumer lending arena. Agricultural production loans increased by $1 million, or 4%, for the first six months of 2013, and real estate loans secured by farmland increased by $32 million, or 45%. Farmland loans were 12.85% of total loans at June 30, 2013, up from 8.17% at December 31, 2012. Growth in farmland loans was partially offset by declining balances in other real estate categories, including a drop of over $9 million in nonperforming real estate loans, so the net increase in total real estate loans was only $10 million, or 2%.

To help counteract the drop in mortgage warehouse loans, we continue to add new mortgage warehouse customers and we have encouraged increased credit line utilization for current customers. However, mortgage lending activity is strongly correlated to interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. We are also continuing our efforts to grow other commercial loan segments and increase agricultural loans. We made selective personnel additions and changes in 2012 and established branch objectives for 2013 weighted toward high-quality loan growth, to help ensure that growth is not concentrated solely in one segment of the portfolio and to counter factors that have impeded the Company's loan growth for the past few years, such as weak loan demand, tightened credit criteria for real estate loans, and heightened competition. Furthermore, certain sectors of the local economy appear to be improving, which could also benefit loan growth, but no assurance can be provided that this will be sustained or that loan growth will resume, especially in the near term.

Although not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned ("OREO"). If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDR's may be classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company's nonperforming assets and performing TDR's, as of the dates noted:

Nonperforming Assets and Performing TDR's
(dollars in thousands, unaudited)	June 30, 2013	December 31, 2012	June 30, 2012
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$153	$1,974
Other Construction/Land	6,160	11,163	4,055
1-4 family - closed-end	15,162	15,381	5,985
Equity Lines	887	1,026	488
Multi-family residential	-	-	1,780
Commercial real estate- owner occupied	6,844	5,314	5,537
Commercial real estate- non-owner occupied	7,713	11,642	10,262
Farmland	455	1,933	269
TOTAL REAL ESTATE	$37,221	$46,612	$30,350
Agriculture Products	21	664	99
Commercial and Industrial	1,836	2,386	1,848
Small Business Administration Loans	1,996	2,159	2,793
Direct finance leases	60	135	322
Consumer loans	1,175	1,138	1,303
TOTAL NONPERFORMING LOANS	$42,309	$53,094	$36,715

Foreclosed assets	10,834	19,754	14,423
Total nonperforming assets	$53,143	$72,848	$51,138
Performing TDR's (1)	$17,657	$18,652	$35,998
Nonperforming loans as a % of total gross loans and leases	5.22%	6.03%	4.49%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	6.47%	8.10%	6.15%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets dropped by $19.7 million, or 27%, during the first six months of 2013. Nonperforming loans were down by $10.8 million, or 20%, and foreclosed assets fell by $8.9 million, or 45%. The balance of nonperforming loans at June 30, 2013 includes $25.0 million in TDR's and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $17.7 million in loans classified as performing TDR's for which we were still accruing interest as of June 30, 2013, a slight decrease relative to the balance of $18.7 million at December 31, 2012.

Non-accruing loan balances secured by real estate comprised $37.2 million of total nonperforming loans at June 30, 2013, and reflect a net decrease of $9.4 million, or 20%, for the first six months of 2013. The reduction includes net pay-downs on nonperforming real estate loans of $10.6 million, transfers to OREO from nonperforming real estate loans totaling $1.9 million, and charge-offs on nonperforming real estate loans of $1.9 million. Those reductions were partially offset by $5.0 million in gross additions to nonperforming real estate loans during the first six months of 2013.

Nonperforming commercial and SBA loans declined by a combined $713,000, or 16%, during the first six months of 2013, ending the period at $3.8 million. Gross additions to nonperforming commercial and SBA loans totaled $676,000 for the six months ended June 30, 2013, but additions were more than offset by net pay-downs of $694,000 and the charge-off of $695,000 in loan balances. Non-accrual direct finance leases fell by $75,000, or 56%, during the first six months of 2013, and nonperforming consumer loans, which are largely unsecured, increased by $37,000, or 3%.

As noted above, foreclosed assets declined by $8.9 million during the first six months of 2013, due mainly to OREO sold during the period. Write-downs on OREO totaling $188,000 and a net loss of $307,000 on the sale of OREO also contributed to the decline in foreclosed assets during the period. The balance of foreclosed assets had an aggregate carrying value of $10.8 million at June 30, 2013, and was comprised of 36 properties classified as OREO. Most of the book value of our OREO at June 30, 2013 was centered in ten commercial buildings (including a dairy), with a combined book balance of $7.6 million. OREO also included one residential property with a value of $255,000, with the remainder consisting of vacant lots or land. At the end of 2012 foreclosed assets totaled $19.8 million, comprised of 69 properties in OREO and three mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 6.47% of gross loans and leases plus foreclosed assets at June 30, 2013, down from 8.10% at December 31, 2012. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments, totaling $211,000 at June 30, 2013, is included in other liabilities.

The Company’s allowance for loan and lease losses was $12.2 million, or 1.50% of gross loans at June 30, 2013, relative to $13.9 million, or 1.58% of gross loans at December 31, 2012.  The $1.7 million reduction in the first six months of 2013 was due primarily to a reduction in general reserves, consistent with lower loan balances and the Company’s improvement in asset quality as legacy loan balances continued to decline and were replaced by new loans underwritten using more stringent credit criteria.  We also had write-downs on certain impaired collateral-dependent loan balances during 2013 which went against previously-established specific reserves, however the resulting reduction in specific reserves was largely offset by the enhancement of reserves for certain other impaired loans.  The ratio of the allowance to nonperforming loans was 28.79% at June 30, 2013, relative to 26.13% at December 31, 2012 and 37.76% at June 30, 2012.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Three Months	For the Three Months	For the Six Months	For the Six Months	For the Year
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended December 31,
	2013	2012	2013	2012	2012
Balances:
Average gross loans and leases outstanding during period (1)	$823,943	$763,471	$816,437	$755,900	$789,333
Gross loans and leases outstanding at end of period	$810,194	$817,600	$810,194	$817,600	$879,795

Allowance for Loan and Lease Losses:
Balance at beginning of period	$13,199	$17,408	$13,873	$17,283	$17,283
Provision charged to expense	450	3,160	2,050	5,910	14,210
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	46
Other Construction/Land	27	461	291	739	1,994
1-4 family - closed-end	211	659	368	1,034	1,763
Equity Lines	19	684	515	922	1,234
Multi-family residential	-	1,160	-	1,160	1,262
Commercial real estate- owner occupied	342	561	442	624	2,117
Commercial real estate- non-owner occupied	-	751	405	751	2,522
Farmland	539	170	539	170	170
TOTAL REAL ESTATE	$1,138	$4,446	$2,560	$5,400	$11,108
Agricultural products	-	-	28	-	634
Commercial & industrial loans	424	1,569	1,315	2,780	4,283
Small Business Administration Loans	7	332	44	418	753
Direct Finance Leases	86	-	106	198	198
Consumer Loans	298	602	605	1,107	1,802
Total	$1,953	$6,949	$4,658	$9,903	$18,778
Recoveries
Real Estate
1-4 family residential construction	-	-	-	-	7
Other Construction/Land	1	1	111	3	61
1-4 family - closed-end	2	12	4	23	40
Equity Lines	3	12	4	13	21
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	4	-	13	91	104
Commercial real estate- non-owner occupied	129	-	172	-	12
Farmland	-	32	-	58	57
TOTAL REAL ESTATE	$139	$57	$304	$188	$302
Agricultural products	-	-	-	-	-
Commercial and Industrial	291	95	529	245	589
Small Business Administration Loans	1	47	1	47	95
Direct Finance Leases	4	-	5	-	-
Consumer Loans	49	45	76	93	172
Total	$484	$244	$915	$573	$1,158
Net loan charge offs (recoveries)	$1,469	$6,705	$3,743	$9,330	$17,620
Balance at end of period	$12,180	$13,863	$12,180	$13,863	$13,873

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.72%	3.53%	0.92%	2.48%	2.23%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.50%	1.70%	1.50%	1.70%	1.58%
Allowance for Loan Losses to NonPerforming Loans	28.79%	37.76%	28.79%	37.76%	26.13%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	12.06%	48.37%	30.73%	67.30%	127.01%
Net Loan Charge-offs to Provision for Loan Losses	326.44%	212.18%	182.59%	157.87%	124.00%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company's provision for loan and lease losses was decreased by $2.710 million, or 86%, for the second quarter of 2013 relative to the second quarter of 2012, and by $3.860 million, or 65%, for the first half of 2013 relative to the first half of 2012. Net loans charged off were also down by $5.236 million, or 78%, for the quarterly comparison, and $5.587 million, or 60%, for the first half. As noted above, gross real estate loan charge-offs of $2.560 million in the first half of 2013 were partially comprised of write-downs on impaired collateral-dependent loans against previously-established specific reserves, and including those write-downs we have taken a cumulative total of $3.7 million in write-downs on collateral-dependent loans still on our books at June 30, 2013. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the "Provision for Loan and Lease Losses" section.

The Company's allowance for loan and lease losses at June 30, 2013 represents management's best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance. For example, in December 2012 the FASB issued a proposed accounting standards update on "Financial Instruments–Credit Losses," with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans (and other financial instruments). Final standards have not yet been issued and no effective date for the guidance has been suggested. However, if ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current "incurred loss" model to a new "expected credit loss" model that considers more forward-looking information. That change could potentially necessitate an increase in our allowance for loan and lease losses, which could negatively impact our profitability if our loan loss provision needs to be increased accordingly.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $387 million at June 30, 2013 and $225 million at December 31, 2012, although it is not likely that all of those commitments will ultimately be drawn down. The increase during the first six months of 2013 was primarily due to an increase in undisbursed commitments on mortgage warehouse lines, resulting from decreased line utilization and newly committed lines. Unused commitments represented approximately 48% of gross loans outstanding at June 30, 2013, and 26% at December 31, 2012. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $17 million at June 30, 2013 and $15 million at December 31, 2012.

The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. For more information regarding the Company's off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The balance of non-interest earning cash and due from banks was $42 million at June 30, 2013 and December 31, 2012. The actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large "short" overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a "long" position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment decreased by $898,000, or 4%, during the first six months of 2013, due mainly to an increase in accumulated depreciation; no material capital expenditures were made in the first half of 2013. Foreclosed assets are discussed above, in the section titled "Nonperforming Assets." Goodwill did not change during the period, ending the first six months of 2013 with a balance of about $6 million. The Company's goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists.

“Other assets” declined by less than $1 million, or 1%, ending the quarter with a balance of $81 million.  At June 30, 2013, the balance of other assets included as its largest components $38.9 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Income and Non-Interest Expense” section above), a net deferred tax asset of $14.6 million, an $8.3 million investment in low-income housing tax credit funds, a $5.9 million investment in restricted stock, accrued interest receivable totaling $4.9 million, and current prepaid income taxes totaling $2.3 million.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company's net interest margin is our deposits. Deposits provide liquidity to fund growth in earning assets, and the Company's net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid, by deposit type, for the quarters and six-month periods ended June 30, 2013 and 2012, is contained in the Average Balances and Rates tables appearing above in the section titled "Net Interest Income and Net Interest Margin." A comparative schedule of the distribution of the Company's deposits at June 30, 2013 and December 31, 2012, by outstanding balance and percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)
	June 30, 2013	December 31, 2012
Interest Bearing Demand Deposits	$84,025	$84,655
Non-interest Bearing Demand Deposits	357,540	352,597
NOW	193,888	196,771
Savings	131,187	118,547
Money Market	66,497	71,222
CDAR's < $100,000	484	791
CDAR's > $100,000	13,054	14,274
Customer Time deposit < $100,000	87,927	101,893
Customer Time deposits > $100,000	210,414	218,284
Brokered Deposits	10,000	15,000
Total Deposits	$1,155,016	$1,174,034

Percentage of Total Deposits
Interest Bearing Demand Deposits	7.27%	7.21%
Non-interest Bearing Demand Deposits	30.96%	30.03%
NOW	16.79%	16.76%
Savings	11.36%	10.10%
Money Market	5.76%	6.07%
CDAR's < $100,000	0.04%	0.07%
CDAR's > $100,000	1.13%	1.22%
Customer Time deposit < $100,000	7.61%	8.68%
Customer Time deposits > $100,000	18.21%	18.58%
Brokered Deposits	0.87%	1.28%
Total	100.00%	100.00%

Total deposit balances declined by $19 million, or 2%, during the first six months of 2013.  Total time deposits fell by $28 million, or 8%, including a decline of almost $1 million in CDARS, which are time deposits that are primarily sourced from customers in our market areas, a drop of close to $22 million in other customer time deposits, and a $5 million reduction in wholesale brokered deposits.  Much of the reduction in time deposits, including the drop in brokered deposits, was due to the intentional non-renewal of deposits managed by our Treasury Department.  Total non-maturity deposits increased by $9 million, or 1%, and there were sizeable changes within that category.  Savings deposits increased almost $13 million, or 11%, and non-interest bearing demand deposits increased $5 million, or 1%, but money market balances were down $5 million, or 7%, and NOW account balances declined $3 million, or 1%.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for retention and growth, although no assurance can be provided with regard to core deposit growth or potential runoff.

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities may, at any given time, include a combination of fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreement to repurchase, and/or junior subordinated debentures.  The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes.  The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral.

We reduced total non-deposit interest-bearing liabilities by $41 million, or 56%, in the first six months of 2013, through the maturity of $5 million in long-term FHLB advances and the elimination of $37 million in overnight FHLB borrowings.  We had no fed funds purchased on our books at June 30, 2013 or December 31, 2012, but repurchase agreement balances totaled $2.0 million at June 30, 2013 and $1.4 million at December 31, 2012.  Repurchase agreements represent customer “sweep accounts”, where deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  The Company also had junior subordinated debentures, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities, totaling $31 million at June 30, 2013 and December 31, 2012.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  Other liabilities declined by less than $1 million, or 4%, during the first six months of 2013.

liquidity and market RisK MANAGEMENT

LIQUIDITY

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner.  Detailed cash flow projections are reviewed by management on a monthly basis, with various scenarios applied to simulate our ability to meet liquidity needs under adverse conditions.  Liquidity ratios are also calculated and reviewed on a regular basis, and while those ratios are merely indicators and are not measures of actual liquidity, they are monitored closely and we are focused on maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks, including the FHLB, totaled $206 million at June 30, 2013.  An additional $186 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock.  The Company is also eligible to borrow approximately $55 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2013.  Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of June 30, 2013, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $298 million of the Company’s investment portfolio balances, up from $279 million at December 31, 2012.  Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  The FHLB letter of credit, which is backed by specific loans that are pledged to the FHLB by the Company, totaled $79 million at June 30, 2013.  Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and net non-core funding dependence ratios were 59% and 16%, respectively, at June 30, 2013, as compared to internal policy guidelines of “less than 78%” and “less than 50%.”  Other liquidity ratios reviewed by management and the Board include net loans to total deposits, wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), and available investments to assets, all of which were well within policy guidelines at June 30, 2013.  Strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

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

The Company uses modeling software to simulate the effects of potential interest rate changes on projected net interest income and the estimated fair values of financial instruments.  The model imports relevant information for financial instruments on our balance sheet, and incorporates management’s assumptions on pricing, duration, and optionality for anticipated new volumes.  Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense.  The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses eight standard interest rate scenarios in conducting its simulations:  “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points.  Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates.  As of June 30, 2013 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.		+400 b.p.
Change in Net Int. Inc. (in $000's)	$-13,158	$-9,480	$-4,888	$	+2,496	$	+4,530	$	+6,166	$	+7,341
% Change	-25.91%	-18.67%	-9.62%		+4.91%		+8.92%		+12.14%		+14.45%

Our current net interest income simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact.   We have seen this profile steepen over the past couple of years, as we have benefited from an increasing proportion of lower-cost non-maturity deposits.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $4.888 million lower than in a stable interest rate scenario, a negative variance of 9.62%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop.  This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios, and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $2.496 million, or 4.91%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise.  The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, creating a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed.  This variance is essentially a gauge of longer-term exposure to interest rate risk that is measured by simulating changes in the Company’s economic value of equity (EVE), which is derived by subtracting the projected fair value of liabilities from the fair value of assets.  Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at current replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios.  An economic value simulation is a static measure for balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The amount of change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including the stated interest rate or spread relative to current market rates or spreads, the likelihood of prepayment, whether the rate is fixed or floating, and the maturity date of the instrument.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates.  We have found that model results are highly sensitive to changes in the assumed decay rate for non-maturity deposits, in particular.  The table below shows estimated changes in the Company’s EVE as of June 30, 2013, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000's)	$-36,068	$-55,070	$-31,258	$	+40,723	$	+56,805	$	+68,440
% Change	-11.31%	-17.27%	-9.80%		+12.77%		+17.82%		+21.46%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates.  While still negative relative to the base case, we see a decelerating decline in EVE as the drop in interest rates approaches 200 basis points and a favorable swing in EVE as interest rates drop from 200 basis points to 300 basis points.  This is due to the relative durations of our fixed-rate assets and fixed-rate liabilities, combined with the optionality inherent in our balance sheet.  As noted previously, however, management is of the opinion that the probability of a significant rate decline is low.

CAPITAL RESOURCES

At June 30, 2013, the Company had total shareholders’ equity of $175.2 million, comprised of $64.9 million in common stock, $2.7 million in additional paid-in capital, $107.6 million in retained earnings, and $43,000 in accumulated other comprehensive income.  Total shareholders’ equity at the end of 2012 was $173.9 million.  The increase in shareholders’ equity during the first six months of 2013 was due in large part to an increase in retained earnings, resulting from the addition of $6.1 million in net earnings less $1.7 million in dividends paid.  The increase in retained earnings was partially offset by a $3.7 million drop in accumulated other comprehensive income, which represents the decline in the unrealized gain on our investment securities net of the tax effect.  The increases in common stock and additional paid in capital are related to the exercise of stock options and the expensing of unvested options.

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

Regulatory Capital Ratios	June 30,	December 31,
	2013	2012
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	20.87%	19.36%
Tier 1 Capital to Total Risk-weighted Assets	19.62%	18.11%
Tier 1 Leverage Ratio	13.82%	13.34%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	20.43%	19.14%
Tier 1 Capital to Total Risk-weighted Assets	19.18%	17.88%
Tier 1 Leverage Ratio	13.51%	13.17%

As of June 30, 2013, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.  Refer to Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Developments, for a summary of changes to risk-based capital calculations which have been adopted by federal banking regulators.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

 PART I – FINANCIAL INFORMATION
Item 3

QUALITATIVE & QUANTITATIVE DISCLOSURES
ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosures about market risk is included in Part I, Item 2 above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management."

PART I – FINANCIAL INFORMATION
Item 4

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred in the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company's financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company's Form 10-K for the fiscal year ended December 31, 2012.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Stock Repurchases
The Company's current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan was effectively dormant from April 2008 until January 2013, at which time the Company's Board decided to reactivate the stock repurchase plan and increase the number of shares authorized and available for repurchase to a total of 700,000 shares. The reactivation does not provide assurance that a specific quantity of shares will be repurchased, however, and the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations. There were no stock repurchases during the first half of 2013, so the number of shares available for repurchase as of June 30, 2013 remains 700,000.

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
(3)
Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission ("SEC") (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 7, 2013	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer
(Principal Executive Officer)

August 7, 2013	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)