Form 10-Q
period 2013-09-30
SIERRA BANCORP
filed 2013-11-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Common stock, no par value, 14,196,659 shares outstanding as of October 31, 2013

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1 – Financial Statements

SIERRA BANCORP
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$48,651	$42,079
Interest-bearing deposits in banks	12,318	19,739
Total Cash & Cash Equivalents	60,969	61,818
Investment securities available for sale	406,089	380,188
Loans held for sale	267	210
Loans and leases:
Gross loans and leases	810,328	879,795
Allowance for loan and lease losses	(11,824)	(13,873)
Deferred loan and lease fees, net	1,246	1,156
Net Loans and Leases	799,750	867,078
Premises and equipment, net	20,493	21,830
Operating leases, net	-	12
Foreclosed assets	8,904	19,754
Goodwill	5,544	5,544
Other assets	81,283	81,469
TOTAL ASSETS	$1,383,299	$1,437,903

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$354,814	$352,597
Interest bearing	796,664	821,437
Total Deposits	1,151,478	1,174,034
Federal funds purchased and repurchase agreements	5,696	1,419
Short-term borrowings	-	36,650
Long-term borrowings	-	5,000
Junior subordinated debentures	30,928	30,928
Other liabilities	17,141	15,980
TOTAL LIABILITIES	1,205,243	1,264,011
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares authorized; 14,194,659 and 14,106,959 shares issued and outstanding at September 30, 2013 and	65,505	64,384
December 31, 2012, respectively
Additional paid in capital	2,624	2,660
Retained earnings	109,942	103,128
Accumulated other comprehensive (loss) income	(15)	3,720
TOTAL SHAREHOLDERS' EQUITY	178,056	173,892

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,383,299	$1,437,903

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$10,932	$11,954	$33,207	$34,251
Interest on investment securities:
Taxable	1,132	1,523	3,328	5,159
Tax-exempt	699	700	1,990	2,052
Interest on federal funds sold and interest- bearing deposits	28	15	72	51
Total interest income	12,791	14,192	38,597	41,513

Interest expense:
Interest on deposits	606	796	1,894	2,490
Interest on short-term borrowings	4	23	16	41
Interest on long-term borrowings	-	51	33	231
Interest on mandatorily redeemable trust preferred securities	180	193	536	586
Total interest expense	790	1,063	2,479	3,348

Net Interest Income	12,001	13,129	36,118	38,165

Provision for loan losses	800	4,700	2,850	10,610

Net Interest Income after Provision for Loan Losses	11,201	8,429	33,268	27,555

Non-interest income:
Service charges on deposit accounts	2,354	2,525	6,642	7,229
Gains on investment securities available-for-sale	-	90	6	161
Other income, net	1,965	1,765	5,808	5,213
Total non-interest income	4,319	4,380	12,456	12,603

Non-interest expense:
Salaries and employee benefits	5,394	5,278	16,717	15,855
Occupancy expense	1,554	1,669	4,702	4,721
Other	4,542	4,548	12,608	13,441
Total non-interest expenses	11,490	11,495	34,027	34,017

Income before income taxes	4,030	1,314	11,697	6,141

Provision for income taxes	663	(321)	2,198	54

Net Income	$3,367	$1,635	$9,499	$6,087

PER SHARE DATA
Book value	$12.54	$12.37	$12.54	$12.37
Cash dividends	$0.07	$0.06	$0.19	$0.18
Earnings per share basic	$0.24	$0.12	$0.67	$0.43
Earnings per share diluted	$0.23	$0.12	$0.67	$0.43
Average shares outstanding, basic	14,176,732	14,103,543	14,139,697	14,102,880
Average shares outstanding, diluted	14,329,177	14,138,682	14,256,782	14,114,962

Total shareholder Equity (in thousands)	$178,056	$174,473	$178,056	$174,473
Shares outstanding	14,194,659	14,103,849	14,194,659	14,103,849
Dividends Paid (in thousands)	$992	$846	$2,686	$2,538

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(dollars in thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$3,367	$1,635	$9,499	$6,087
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(100)	1,926	(6,342)	3,635
Less: reclassification adjustment for gains (1) included in net income	-	(90)	(6)	(161)
Other comprehensive (loss) income, before tax	(100)	1,836	(6,348)	3,474
Income tax expense related to items of other comprehensive (loss) income, net of tax	41	(756)	2,613	(1,434)
Other comprehensive (loss) income	(59)	1,080	(3,735)	2,040

Comprehensive income	$3,308	$2,715	$5,764	$8,127

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the quarters ended September 30, 2013 and 2012 was zero and $37 thousand, respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2013 and 2012 was $2 thousand and $66 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands, unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$9,499	$6,087
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(6)	(161)
Gain on sales of loans	(92)	(139)
(Gain) Loss on disposal of fixed assets	(15)	10
Loss on sale on foreclosed assets	568	709
Writedowns on foreclosed assets	695	1,610
Share-based compensation expense	218	183
Provision for loan losses	2,850	10,610
Depreciation	1,639	1,813
Net amortization on securities premiums and discounts	6,441	6,214
Increase in unearned net loan fees	(90)	(304)
Increase in cash surrender value of life insurance policies	(1,389)	(30)
Proceeds from sales of loans portfolio	3,662	5,717
Increase in loans held-for-sale	(3,627)	(4,842)
Decrease (Increase) in interest receivable and other assets	3,119	(677)
Increase in other liabilities	1,161	1,179
Net Decrease in FHLB Stock	438	670
Deferred Income Tax Provision	378	318
Excess tax benefit from equity based compensation	(253)	(39)
Net cash provided by operating activities	25,196	28,928

Cash flows from investing activities:
Maturities of securities available for sale	1,399	1,080
Proceeds from sales/calls of securities available for sale	3,454	11,319
Purchases of securities available for sale	(120,352)	(99,084)
Principal pay downs on securities available for sale	76,815	75,953
Net Decrease (Increase) in loans receivable, net	61,039	(125,316)
Purchases of premises and equipment, net	(275)	(3,204)
Proceeds from sales of foreclosed assets	13,116	13,898
Net cash provided by (used in) investing activities	35,196	(125,354)

Cash flows from financing activities:
(Decrease) Increase in deposits	(22,556)	59,585
(Decrease) Increase in borrowed funds	(41,650)	20,780
Increase in repurchase agreements	4,277	597
Cash dividends paid	(2,686)	(2,538)
Stock options exercised	1,121	22
Excess tax benefit from equity based compensation	253	39
Net cash (used in) provided by financing activities	(61,241)	78,485

Decrease in cash and due from banks	(849)	(17,941)

Cash and Cash Equivalents
Beginning of period	61,818	63,036
End of period	$60,969	$45,095

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws.  The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001.  The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  At the present time, the Company’s only other subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (TRUPS).  Pursuant to the Financial Accounting Standards Board’s (FASB’s) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements.  References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services primarily to communities in the central and southern regions of the San Joaquin Valley.  Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert.  The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley.  Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000.  We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online.  The Bank’s most recent branching activity includes the relocation of our Clovis branch to a larger facility in a more convenient location in the third quarter of 2012.  In addition to our full-service branches, the Bank has a real estate industries group, an agricultural credit division, an SBA lending unit, and offsite ATM’s at six different non-branch locations.  The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, with the goal of improving the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income, by component.  In addition, if the amount reclassified is required under U.S. Generally Accepted Accounting Principles (GAAP) to be reclassified to net income in its entirety in the same reporting period, an entity is required to present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts.  For public entities, this update became effective prospectively for reporting periods beginning after December 15, 2012.  We adopted ASU 2013-02 commencing with our report on Form 10-Q filed for the first quarter of 2013.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2013 and 2012, cash paid for interest due on interest-bearing liabilities was $2.621 million and $3.087 million, respectively. There was no cash paid for income taxes during the nine months ended September 30, 2013 and 2012. Assets totaling $4.068 million and $20.724 million were acquired in settlement of loans for the nine months ended September 30, 2013 and September 30, 2012, respectively. We received $11.926 million in cash from the sale of foreclosed assets during the first nine months of 2013 relative to $10.134 million during the first nine months of 2012, which represents sales proceeds less loans extended to finance such sales totaling $1.190 million for the first nine months of 2013 and $3.735 million for the first nine months of 2012.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 149,350 shares that were granted under the 1998 Plan were still outstanding as of September 30, 2013 and remain unaffected by that plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of September 30, 2013 was 774,640. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors’ expense, by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach, an employee’s options for each vesting period are separately valued and amortized. This appears to be the preferred method for option grants with graded vesting, which is applicable for most options granted by the Company. A pre-tax charge of $67,000 was reflected in the Company’s income statement during the third quarter of 2013 and $61,000 was charged during the third quarter of 2012, as expense related to stock options. For the first nine months, the charges amounted to $218,000 in 2013 and $183,000 in 2012.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,176,732 weighted average shares outstanding during the third quarter of 2013, and 14,103,543 during the third quarter of 2012. There were 14,139,697 weighted average shares outstanding during the first nine months of 2013, and 14,102,880 during the first nine months of 2012.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2013 the dilutive effect of options outstanding calculated under the treasury stock method totaled 152,445 and 117,085, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2012 shares totaling 35,139 and 12,082, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

Comprehensive income, as presented in the Consolidated Statements of Comprehensive Income, includes net income and other comprehensive income. The Company’s only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities. Gains or losses on investment securities that were realized and included in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off–balance–sheet risk in the normal course of business, in order to meet the financing needs of its customers. Those financial instruments consist of unused commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by counterparties for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for originating loans included on the balance sheet. The following financial instruments represent off–balance–sheet credit risk (dollars in thousands):

	September 30, 2013	December 31, 2012
Commitments to extend credit	$438,054	$225,400
Standby letters of credit	$8,616	$6,690
Commercial letters of credit	$8,071	$8,539

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; mortgage warehouse lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements.

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

The Company is also utilizing a $78 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. The letter of credit is backed by specific loans which are pledged to the Federal Home Loan Bank by the Company.

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

7

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at September 30, 2013 and December 31, 2012:

•	Cash and cash equivalents and fed funds sold: For cash and cash equivalents and fed funds sold, the carrying amount is estimated to be fair value.

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

8

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)
	September 30, 2013
		Estimated Fair Value
		Quoted Prices in
		Active Markets	Significant	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$60,969	$60,969	$-	$-	$60,969
Investment securities available for sale	406,089	2,089	404,000	-	406,089
Loans and leases, net	784,330	-	825,383	-	825,383
Collateral dependent impaired loans	15,420	-	15,420	-	15,420
Loans held-for-sale	267	267	-	-	267
Cash surrender value of life insurance policies	39,396	-	39,396	-	39,396
Other investments	5,932	-	5,932	-	5,932
Investment in Limited Partnership	9,551	-	9,551	-	9,551
Accrued interest receivable	4,897	-	4,897	-	4,897

Financial Liabilities:
Deposits:
Noninterest-bearing	$354,814	$354,814	$-	$-	$354,814
Interest-bearing	796,664	-	718,978	-	718,978
Fed Funds Purchased and Repurchase Agreements	5,696	-	5,696	-	5,696
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	19,373	-	19,373
Limited partnership capital commitment	1,015	-	1,015	-	1,015
Accrued Interest Payable	162	-	162	-	162

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$438,054
Standby letters of credit	8,616
Commercial lines of credit	8,071

	December 31, 2012
		Estimated Fair Value
		Quoted Prices in
		Active Markets	Significant	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$61,818	$61,818	$-	$-	$61,818
Investment securities available for sale	380,188	1,809	378,379	-	380,188
Loans and leases, net	839,629	-	873,309	-	873,309
Collateral dependent impaired loans	27,449	-	27,449	-	27,449
Loans held-for-sale	210	210	-	-	210
Cash surrender value of life insurance policies	38,007	-	38,007	-	38,007
Other Investments	6,370	-	6,370	-	6,370
Investment in Limited Partnership	10,316	-	10,316	-	10,316
Accrued Interest Receivable	5,095	-	5,095	-	5,095

Financial Liabilities:
Deposits:
Noninterest-bearing	$352,597	$352,597	$-	$-	$352,597
Interest-bearing	821,437	-	821,911	-	821,911
Fed Funds Purchased and Repurchase Agreements	1,419	-	1,419	-	1,419
Short-term borrowings	36,650	-	36,650	-	36,650
Long-term borrowings	5,000	-	5,038	-	5,038
Subordinated debentures	30,928	-	12,141	-	12,141
Limited partnership capital commitment	962	-	962	-	962
Accrued Interest Payable	304	-	304	-	304

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$225,400
Standby letters of credit	6,690
Commercial lines of credit	8,539

For financial asset categories that were actually reported at fair value at September 30, 2013 and December 31, 2012, the Company used the following methods and significant assumptions:

•
Investment securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on the their relationship to other benchmark quoted securities.

•
Collateral-dependent impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both principal and interest) according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral based on current appraisals, net of expected disposition costs where applicable, for collateral-dependent loans.

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2013, Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investment Securities
U.S. Government agencies	$-	$4,030	$-	$4,030
Obligations of states and political subdivisions	-	91,726	-	91,726
U.S. Government agencies collateralized by mortgage obligations	-	307,968	-	307,968
Other Securities	2,089	276	-	2,365

Total availabe-for-sale securities	$2,089	$404,000	$-	$406,089

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Investment Securities
U.S. Government agencies	$-	$2,973	$-	$2,973
Obligations of states and political subdivisions	-	73,986	-	73,986
U.S. Government agencies collateralized by mortgage obligations	-	301,389	-	301,389
Other Securities	1,809	31	-	1,840

Total availabe-for-sale securities	$1,809	$378,379	$-	$380,188

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2013, Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral Dependent Impaired Loans	$-	$15,420	$-	$15,420
Foreclosed Assets	$-	$8,904	$-	$8,904

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in
	Active Markets	Significant	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral Dependent Impaired Loans	$-	$27,449	$-	$27,449
Foreclosed Assets	$-	$19,754	$-	$19,754

The table above includes collateral-dependent impaired loan balances for which a specific reserve has been established or on which a write-down has been taken.  Information on the Company’s total impaired loan balances, and specific loss reserves associated with those balances, is included in Note 11 below, and in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections.

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

The table below summarizes the Company’s available-for-sale investment securities by type, as of the dates indicated:

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows
(dollars in thousands, unaudited):

	September 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government agencies	$4,147	$-	$(117)	$4,030
Obligations of state and political subdivisions	92,423	1,802	(2,499)	91,726
U.S. Government agencies collateralized by mortgage obligations	308,207	2,450	(2,689)	307,968
Equity Securities	1,336	1,029	-	2,365
	$406,113	$5,281	$(5,305)	$406,089

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

U.S. Government agencies	$2,987	$3	$(17)	$2,973
Obligations of state and political subdivisions	70,736	3,430	(180)	73,986
U.S. Government agencies collateralized by mortgage obligations	298,806	3,547	(964)	301,389
Equity Securities	1,336	508	(4)	1,840
	$373,865	$7,488	$(1,165)	$380,188

At September 30, 2013 and December 31, 2012, the Company had 196 securities and 89 securities, respectively, with unrealized losses.  Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary.  Information pertaining to our investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	September 30, 2013
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value

U.S. Government Agencies	$(117)	$4,030	$-	$-
Obligations of State and Political Subdivisions	(2,411)	38,766	(88)	1,576
U.S. Government agencies collateralized by mortgage obligations	(2,583)	150,312	(106)	6,526
Other Securities	-	-	-	-
Total	$(5,111)	$193,108	$(194)	$8,102

	December 31, 2012
	Less than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value

U.S. Government Agencies	$(17)	$1,996	$-	$-
Obligations of State and Political Subdivisions	(180)	9,324	-	-
U.S. Government agencies collateralized by mortgage obligations	(903)	106,799	(61)	6,965
Other Securities	(4)	242	-	-
Total	$(1,104)	$118,361	$(61)	$6,965

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

•
Impaired:  A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Impaired loans include all nonperforming loans, restructured troubled debt (TDRs), and certain other loans that are still being maintained on accrual status.  A TDR may be nonperforming or performing, depending on its accrual status and the demonstrated ability of the borrower to comply with restructured terms (see “Troubled Debt Restructurings” section below for additional information on TDRs).

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	September 30, 2013
		Special
	Pass	Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$1,471	$272	$149	$-	$1,892
Other construction/Land	17,550	346	207	6,966	25,069
1-4 Family - closed end	66,791	1,498	789	18,925	88,003
Equity Lines	51,388	525	1,781	1,827	55,521
Multi-family residential	7,937	428	-	-	8,365
Commercial real estate - owner occupied	147,932	19,535	4,138	7,579	179,184
Commercial real estate - non-owner occupied	85,430	3,800	242	14,252	103,724
Farmland	110,423	2,541	845	449	114,258
Total Real Estate	488,922	28,945	8,151	49,998	576,016

Agricultural	26,059	665	-	20	26,744
Commercial and Industrial	156,653	2,788	428	4,250	164,119
Small Business Administration	11,537	876	864	3,127	16,404
Direct finance leases	3,179	-	-	-	3,179
Consumer loans	19,509	363	229	3,765	23,866
Total Gross Loans and Leases	$705,859	$33,637	$9,672	$61,160	$810,328

	December 31, 2012
		Special
	Pass	Mention	Substandard	Impaired	Total
Real Estate:
1-4 Family residential construction	$1,599	$1,333	$89	$153	$3,174
Other construction/Land	13,270	952	1,132	12,648	28,002
1-4 Family - closed end	73,003	2,484	1,208	23,222	99,917
Equity Lines	58,160	96	1,949	1,258	61,463
Multi-family residential	5,351	609	-	-	5,960
Commercial real estate - owner occupied	144,207	22,895	6,562	8,950	182,614
Commercial real estate - non-owner occupied	67,407	6,864	568	17,969	92,808
Farmland	64,176	2,216	3,526	1,933	71,851
Total Real Estate	427,173	37,449	15,034	66,133	545,789

Agricultural	21,333	462	24	663	22,482
Commercial and Industrial	248,157	5,020	1,845	3,656	258,678
Small Business Administration	15,002	1,551	743	3,227	20,523
Direct finance leases	4,076	22	-	135	4,233
Consumer loans	23,099	445	198	4,348	28,090
Total Gross Loans and Leases	$738,840	$44,949	$17,844	$78,162	$879,795

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

Loan Portfolio Aging
(dollars in thousands, unaudited)
	September 30, 2013
						Total
	30-59 Days	60-89 Days Past	90 Days Or More	Total Past		Financing	Non-Accrual
	Past Due	Due	Past Due(2)	Due	Current	Receivables	Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$-	$-	$1,892	$1,892	$-
Other construction/Land	3,984	221	-	4,205	20,864	25,069	5,729
1-4 Family - closed end	2,377	-	1,038	3,415	84,588	88,003	14,122
Equity Lines	508	-	568	1,076	54,445	55,521	1,085
Multi-family residential	-	-	-	-	8,365	8,365	-
Commercial real estate - owner occupied	1,475	-	1,928	3,403	175,781	179,184	5,520
Commercial real estate - non-owner occupied	-	382	7,339	7,721	96,003	103,724	8,128
Farmland	251	219	156	626	113,632	114,258	449
Total Real Estate	8,595	822	11,029	20,446	555,570	576,016	35,033

Agricultural	1,035	20	-	1,055	25,689	26,744	20
Commercial and Industrial	619	96	992	1,707	162,412	164,119	1,706
Small Business Administration	395	478	-	873	15,531	16,404	2,116
Direct finance leases	-	-	-	-	3,179	3,179	-
Consumer loans	292	2	27	321	23,545	23,866	1,166
Total Gross Loans and Leases	$10,936	$1,418	$12,048	$24,402	$785,926	$810,328	$40,041

(1) Included in Total Financing Receivables
(2) As of September 30, 2013 there were no loans over 90 days past due and still acrruing.

	December 31, 2012
						Total
	30-59 Days	60-89 Days Past	90 Days Or More	Total Past		Financing	Non-Accrual
	Past Due	Due	Past Due(2)	Due	Current	Receivables	Loans(1)
Real Estate:
1-4 Family residential construction	$-	$-	$153	$153	$3,021	$3,174	$153
Other construction/Land	374	211	-	585	27,417	28,002	11,163
1-4 Family - closed end	1,335	88	376	1,799	98,118	99,917	15,381
Equity Lines	473	40	66	579	60,884	61,463	1,026
Multi-family residential	177	-	-	177	5,783	5,960	-
Commercial real estate - owner occupied	1,372	813	1,289	3,474	179,140	182,614	5,314
Commercial real estate - non-owner occupied	7,831	-	1,499	9,330	83,478	92,808	11,642
Farmland	231	-	1,679	1,910	69,941	71,851	1,933
Total Real Estate	11,793	1,152	5,062	18,007	527,782	545,789	46,612

Agricultural	24	157	506	687	21,795	22,482	664
Commercial and Industrial	1,419	518	7	1,944	256,734	258,678	2,386
Small Business Administration	905	-	1,574	2,479	18,044	20,523	2,159
Direct finance leases	-	34	123	157	4,076	4,233	135
Consumer loans	238	189	87	514	27,576	28,090	1,138
Total Gross Loans and Leases	$14,379	$2,050	$7,359	$23,788	$856,007	$879,795	$53,094

(1) Included in Total Financing Receivables
(2) As of December 31, 2012 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR), if the modification constitutes a concession.  At September 30, 2013, the Company had a total of $42.4 million in TDRs, including $25.5 million in TDRs that were on non-accrual status.  Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms.  However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification.  TDRs may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest.  Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status.  Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease.  The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)
	For the Nine Months Ended September 30, 2013
							Rate, Term
					Rate &	Term &	& Interest
	Rate	Term	Interest Only	Rate & Term	Interest Only	Interest Only	Only
	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$416	$-	$-	$-	$-	$-	$416
1-4 family - closed-end	-	3,338	-	89	-	-	27	3,454
Equity Lines	-	-	40	-	-	-	-	40
Commercial real estate - owner occupied	-	-	-	557	-	-	-	557
Commercial real estate - non-owner occupied	-	-	-	-	-	-	-	-
Total Real Estate Loans	-	3,754	40	646	-	-	27	4,467
Commercial and Industrial	-	1,563	-	138	-	-	-	1,701
Small Business Administration Loans	-	-	-	-	-	-	-	-
Consumer loans	-	469	-	-	-	-	-	469
	$-	$5,786	$40	$784	$-	$-	$27	$6,637

	For the Year Ended December 31, 2012
							Rate, Term
					Rate &	Term &	& Interest
	Rate	Term	Interest Only	Rate & Term	Interest Only	Interest Only	Only
	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Total
Trouble Debt Restructurings
Real Estate:
Other construction/Land	$-	$458	$-	$375	$-	$-	$-	$833
1-4 family - closed-end	-	313	-	200	-	222	616	1,351
Equity Lines	-	29	-	-	-	-	-	29
Commercial real estate - owner occupied	-	1,006	-	1,184	-	-	-	2,190
Commercial real estate - non-owner occupied	-	330	-	60	-	-	-	390
Total Real Estate Loans	-	2,136	-	1,819	-	222	616	4,793
Commercial and Industrial	-	625	2	658	-	-	-	1,285
Small Business Administration Loans	-	200	-	475	-	-	-	675
Consumer loans	-	1,328	-	269	-	-	117	1,714
	$-	$4,289	$2	$3,221	$-	$222	$733	$8,467

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	For the Three Months Ended September 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$169	$169	$32	$1
1-4 family - closed-end	3	86	86	3	7
Equity Lines	1	40	40	40	40
Commercial RE- owner occupied	1	557	557	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Total Real Estate Loans		852	852	75	48

Commercial and Industrial	3	181	194	113	130
Small Business Administration Loans	-	-	-	-	-
Consumer loans	4	166	166	15	30
		$1,199	$1,212	$203	$208

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the Nine Months Ended September 30, 2013
		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)	Reserve
Real Estate:
Other Construction/Land	2	$418	$416	$38	$1
1-4 family - closed-end	6	3,455	3,454	20	11
Equity Lines	1	40	40	40	40
Commercial RE- owner occupied	1	557	557	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Total Real Estate Loans		4,470	4,467	98	52

Commercial and Industrial	7	1,688	1,701	93	220
Small Business Administration Loans	-	-	-	-	-
Consumer loans	11	469	469	49	82
		$6,627	$6,637	$240	$354

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The table below summarizes TDRs that defaulted during the periods noted, and any charge-offs on those TDRs resulting from such default.

Troubled Debt Restructurings
(dollars in thousands, unaudited)
Subsequent default three months ended September 30, 2013
	Number of	Recorded
	Loans	Investment	Charge-Offs
Real Estate:
Other Construction/Land	-	$-	$-
1-4 family - closed-end	-	-	-
Equity Lines	-	-	-
Commercial real estate- owner occupied	-	-	-
Total Real Estate Loans		-	-

Commercial and Industrial	-	-	-
Small Business Administration Loans	-	-	-
Consumer Loans	2	94	46
		$94	$46

	Subsequent default nine months ended September 30, 2013
	Number of	Recorded
	Loans	Investment	Charge-Offs
Real Estate:
Other Construction/Land	1	$152	$47
1-4 family - closed-end	2	779	133
Equity Lines	-	-	-
Commercial real estate- owner occupied	1	308	245
Total Real Estate Loans		1,239	425

Commercial and Industrial	5	239	238
Small Business Administration Loans	-	-	-
Consumer Loans	6	161	112
		$1,639	$775

Note 12 – Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it at least quarterly. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary. The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $4.043 million at September 30, 2013 and $4.140 million at December 31, 2012.

Impaired Loans	September 30, 2013
(dollars in thousands, unaudited)	Unpaid			Average
	Principal	Recorded	Related	Recorded	Interest Income
	Balance(1)	Investment(2)	Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	3,340	3,289	525	3,313	72
1-4 Family - closed-end	13,833	13,833	1,389	13,912	203
Equity Lines	1,032	1,032	430	1,033	13
Commercial real estate- owner occupied	2,124	2,124	370	2,140	100
Commercial real estate- non-owner occupied	4,519	4,519	873	4,613	206
Farmland	-	-	-	-	-
Total Real Estate	24,848	24,797	3,587	25,011	594
Agriculture	-	-	-	-	-
Commercial and Industrial	2,192	2,155	740	2,239	65
Small Business Administration	3,131	2,821	1,548	2,821	43
Direct finance leases	-	-	-	-	-
Consumer loans	3,722	3,703	751	3,859	137
	33,893	33,476	6,626	33,930	839
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	3,990	3,677	-	3,735	-
1-4 Family - closed-end	5,431	5,092	-	5,546	-
Equity Lines	965	795	-	808	-
Commercial real estate- owner occupied	7,258	5,455	-	5,507	-
Commercial real estate- non-owner occupied	10,142	9,733	-	9,784	91
Farmland	450	449	-	455	-
Total Real Estate	28,236	25,201	-	25,835	91
Agriculture	20	20	-	52	-
Commercial and Industrial	2,095	2,095	-	2,139	46
Small Business Administration	521	306	-	306	-
Direct finance leases	-	-	-	-	-
Consumer loans	280	62	-	78	-
	31,152	27,684	-	28,410	137
Total	$65,045	$61,160	$6,626	$62,340	$976

(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

	December 31, 2012
	Unpaid			Average
	Principal	Recorded	Related	Recorded	Interest Income
	Balance(1)	Investment(2)	Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$153	$153	$23	$91	$-
Other Construction/Land	10,313	10,313	1,244	10,755	86
1-4 Family - closed-end	19,218	18,910	955	19,024	401
Equity Lines	1,142	1,142	163	1,144	9
Commercial real estate- owner occupied	5,846	5,585	563	5,666	126
Commercial real estate- non-owner occupied	18,539	17,579	1,230	18,079	481
Farmland	254	254	2	259	-
Total Real Estate	55,465	53,936	4,180	55,018	1,103
Agriculture	28	28	28	28	-
Commercial and Industrial	2,955	2,920	934	3,100	51
Small Business Administration	2,704	2,507	1,038	2,507	53
Direct finance leases	135	135	67	135	-
Consumer loans	4,349	4,344	878	4,493	183
	65,636	63,870	7,125	65,281	1,390
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	2,335	2,335	-	2,346	-
1-4 Family - closed-end	4,312	4,312	-	4,491	-
Equity Lines	116	116	-	155	1
Commercial real estate- owner occupied	4,298	3,365	-	3,540	-
Commercial real estate- non-owner occupied	390	390	-	421	3
Farmland	1,679	1,679	-	1,686	-
Total Real Estate	13,130	12,197	-	12,639	4
Agriculture	1,008	635	-	1,017	-
Commercial and Industrial	735	736	-	740	-
Small Business Administration	1,008	720	-	720	-
Direct finance leases	-	-	-	-	-
Consumer loans	4	4	-	7	-
	15,885	14,292	-	15,123	4
Total	$81,521	$78,162	$7,125	$80,404	$1,394

(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

Similar but condensed information is provided in the following table, as of the dates noted:

Impaired Loans
(dollars in thousands, unaudited)
	September 30, 2013	December 31, 2012

Impaired loans without a valuation allowance	$27,684	$14,292
Impaired loans with a valuation allowance	$33,476	$63,870
Total impaired loans (1)	$61,160	$78,162
Valuation allowance related to impaired loans	$6,626	$7,125
Total non-accrual loans	$40,041	$53,094
Total loans past-due ninety days or more and still accruing	$-	$-

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral.  If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 84% of the Company’s impaired real estate loan balances at September 30, 2013. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $5.198 million at September 30, 2013.

During the three months ended September 30, 2013, there were no material changes to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity. The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)

	For the Three Months Ended September 30, 2013
		Agricultural	Commercial and	Small Business	Direct Finance
	Real Estate	Products	Industrial	Administration	Leases	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$6,857	$62	$2,146	$1,650	$39	$1,426	$-	$12,180
Charge-offs	(907)	-	(440)	-	-	(182)	-	(1,529)
Recoveries	74	-	252	6	7	34	-	373
Provision	101	6	293	255	(42)	105	82	800

Ending Balance	$6,125	$68	$2,251	$1,911	$4	$1,383	$82	$11,824

	For the Nine Months Ended September 30, 2013
		Agricultural	Commercial and	Small Business	Direct Finance
	Real Estate	Products	Industrial	Administration	Leases	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$8,034	$258	$2,797	$1,246	$165	$1,373	$-	$13,873
Charge-offs	(3,467)	(28)	(1,754)	(44)	(106)	(787)	-	(6,186)
Recoveries	377	-	782	7	11	110	-	1,287
Provision	1,181	(162)	426	702	(66)	687	82	2,850

Ending Balance	$6,125	$68	$2,251	$1,911	$4	$1,383	$82	$11,824

Reserves:
Specific	$3,587	$-	$740	$1,548	$-	$751	$-	$6,626
General	2,538	68	1,511	363	4	632	82	5,198

Ending Balance	$6,125	$68	$2,251	$1,911	$4	$1,383	$82	$11,824

Loans evaluated for impairment:
Individually	$49,998	$20	$4,250	$3,127	$-	$3,765	$-	$61,160
Collectively	526,018	26,724	159,869	13,277	3,179	20,101	-	749,168

Ending Balance	$576,016	$26,744	$164,119	$16,404	$3,179	$23,866	$-	$810,328

	For the Year Ended December 31, 2012
		Agricultural	Commercial and	Small Business	Direct Finance
	Real Estate	Products	Industrial	Administration	Leases	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$8,260	$19	$4,638	$1,447	$311	$2,608	$-	$17,283
Charge-offs	(11,108)	(634)	(4,283)	(753)	(198)	(1,802)	-	(18,778)
Recoveries	302	-	589	95	-	172	-	1,158
Provision	10,580	873	1,853	457	52	395	-	14,210

Ending Balance	$8,034	$258	$2,797	$1,246	$165	$1,373	$-	$13,873

Reserves:
Specific	$4,180	$28	$934	$1,038	$67	$878	$-	$7,125
General	3,854	230	1,863	208	98	495	-	6,748

Ending Balance	$8,034	$258	$2,797	$1,246	$165	$1,373	$-	$13,873

Loans evaluated for impairment:
Individually	$66,133	$663	$3,656	$3,227	$135	$4,348	$-	$78,162
Collectively	479,656	21,819	255,022	17,296	4,098	23,742	-	801,633

Ending Balance	$545,789	$22,482	$258,678	$20,523	$4,233	$28,090	$-	$879,795

Note 13 – Recent Developments

On July 2, 2013, the Federal Reserve Board approved final rules that implement changes to the regulatory capital framework for financial institutions.  The new rules include, among other things, the following elements:
1)	a new regulatory capital component referred to as “Common Equity Tier 1 capital”, and threshold ratios for this new component;
2)
a “capital conservation buffer” above the minimum required level of regulatory capital, and restrictions on dividend payments, share buybacks, and certain discretionary bonus payments to executive officers if a capital conservation buffer of at least 2.5% of risk-weighted assets is not achieved;

3)	the inclusion of accumulated other comprehensive income (AOCI) in Tier 1 capital, although banks with less than $250 billion in total assets will be allowed a one-time opt-out from this requirement;
4)	additional constraints on the inclusion of minority interests, mortgage servicing assets, and deferred tax assets in regulatory capital;
5)
increased risk-weightings for certain assets, including equity exposures, certain acquisition/development and construction loans, and loans that are more than 90-days past due or are on non-accrual status; and

6)	an increase in minimum required risk-based capital ratios effective January 1, 2015, and an increase in the threshold for a “well-capitalized” classification for the Tier 1 Risk-Based Capital Ratio.

These changes begin to take effect January 2015, and our preliminary estimates indicate that we are well-positioned to absorb the impact without constraining organic growth plans, although no assurance can be provided in that regard.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance.  They include, but are not limited to, unfavorable economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; the Company’s ability to secure buyers for foreclosed properties; reductions in the market value of available-for-sale securities that could result if interest rates change substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

OVERVIEW OF THE RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

results of operations Summary

Third Quarter 2013 compared to Third Quarter 2012

Net income for the quarter ended September 30, 2013 was $3.367 million, representing an increase of $1.732 million, or 106%, relative to net income of $1.635 million for the quarter ended September 30, 2012.  Basic and diluted earnings per share for the third quarter of 2013 were $0.24 and $0.23, respectively, compared to $0.12 basic and diluted earnings per share for the third quarter of 2012.  The Company’s annualized return on average equity was 7.60% and annualized return on average assets was 0.97% for the quarter ended September 30, 2013, compared to a return on equity of 3.74% and return on assets of 0.46% for the quarter ended September 30, 2012.  The primary drivers behind the variance in third quarter net income are as follows:

•	Net interest income was down $1.128 million, or 9%, due to a 28 basis point drop in the Company’s net interest margin combined with contraction in average interest-earning assets.

•	The largest factor impacting net income was a reduction of $3.900 million, or 83%, in our loan loss provision.

•
Total non-interest expense was relatively flat, although there were some significant swings in the subcategories comprising non-interest expense.  Sizeable increases in salaries and benefits and loan costs were effectively offset by reductions in occupancy expense and debit card losses.

•
The Company’s provision for income taxes was 16% of pre-tax income in the third quarter of 2013 but was negative in the third quarter of 2012, with the variance resulting from an increase in taxable income relative to a decline in available tax credits.

First Nine Months 2013 compared to First Nine Months 2012

Net income for the first nine months of 2013 was $9.499 million, representing an increase of $3.412 million, or 56%, relative to net income of $6.087 million for the first nine months of 2012.  Basic and diluted earnings per share for the first nine months of 2013 were $0.67, compared to $0.43 basic and diluted earnings per share for the first nine months of 2012.  The Company’s annualized return on average equity was 7.23% and annualized return on average assets was 0.91% for the nine months ended September 30, 2013, compared to a return on equity of 4.73% and return on assets of 0.59% for the nine months ended September 30, 2012.  The primary drivers behind the variance in year-to-date net income are as follows:

•
Net interest income fell $2.047 million, or 5%, due to a 29 basis point drop in the Company’s net interest margin partially offset by the impact of a $22 million increase in average interest-earning assets.

•	The loan loss provision was reduced by $7.760 million, or 73%.

•
Total non-interest income declined by $147,000, or 1%, in the first nine months of 2013 due to an increase in pass-through operating costs associated with tax credit investments, which are netted out of non-interest income, and lower investment gains, partially offset by increases in other areas.

•
Total non-interest expense increased by only $10,000, as higher personnel expense was largely offset by lower credit-related costs, and other significant variances within non-interest expense effectively offset one another.

•	The Company’s provision for income taxes was 19% of pre-tax income for the first nine months of 2013, relative to only 1% for the first nine months of 2012.

Financial Condition Summary

September 30, 2013 relative to December 31, 2012

The most significant characteristics of, and changes in, the Company’s balance sheet during the first nine months of 2013 are outlined below:

•
The Company’s assets totaled $1.383 billion at September 30, 2013, a drop of $55 million, or 4%, relative to total assets of $1.438 billion at December 31, 2012, due to a $69 million drop in gross loan balances that was partially offset by growth in investment securities.

•
Loan volume was largely impacted by a $90 million decline in mortgage warehouse loans resulting from lower credit line utilization, and a $13 million reduction in nonperforming loans. The Company did show relatively strong growth in agricultural loans and commercial real estate loans, however.

•	Total nonperforming assets, including nonperforming loans and foreclosed assets, were reduced by $24 million, or 33%, to $49 million at September 30, 2013 from $73 million at December 31, 2012.

•
The Company’s allowance for loan and lease losses was $11.8 million as of September 30, 2013, a drop of $2.0 million, or 15%, relative to year-end 2012 due to a reduction in general reserves consistent with lower loan balances and improvement in asset quality, and lower specific reserves consistent with the reduction in impaired loans.  The ratio of the allowance to gross loans was 1.46% at September 30, 2013, relative to 1.58% at December 31, 2012.

•
Despite a $6 million drop in the net unrealized gain on investments, investment securities reflect a net increase of $26 million, or 7%, for the first nine months of 2013 due primarily to the addition of municipal securities and mortgage-backed securities.

•
Total deposits were down $23 million, or 2%, due to the maturity of a $5 million wholesale brokered time deposit and the runoff of $29 million in other time deposits, partially offset by a $12 million increase in non-maturity deposits.

•
There was no change in the balance of junior subordinated debentures (trust preferred securities), but other interest-bearing liabilities, comprised primarily of Federal Home Loan Bank borrowings, were reduced by a net $37 million, or 87%, during the first nine months of 2013.

•
Total capital increased by $4 million, or 2%, during the first nine months of 2013, ending the period with a balance of $178 million.  Risk-based capital ratios increased, as well, due to the increase in capital and a drop in risk-adjusted assets.  Our consolidated total risk-based capital ratio increased to 21.04% at September 30, 2013 from 19.36% at year-end 2012.  Our tier one risk-based capital ratio was 19.75% and our tier one leverage ratio was 14.15% at September 30, 2013.

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

Net interest income AND NET INTEREST MARGIN

Net interest income continues to decline due primarily to net interest margin compression, dropping by $1.128 million, or 9%, for the third quarter of 2013 relative to the third quarter of 2012, and by $2.047 million, or 5%, for the first nine months of 2013 compared to the first nine months of 2012.  The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were either sold or returned to accrual status.

The following tables show average balances for significant balance sheet categories, and the amount of interest income or interest expense associated with each applicable category for the noted periods.  The tables also display the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Average Balances and Rates	For the Three Months Ended			For the Three Months Ended
(dollars in thousands, except per share data)	Ended September 30, 2013			Ended September 30, 2012
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)(3)	Balance (1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$44,791	$28	0.24%	$22,858	$15	0.26%
Taxable	299,278	1,132	1.48%	335,979	1,513	1.76%
Non-taxable	87,902	699	4.71%	81,521	700	5.09%
Equity	2,359	-	-	1,840	10	2.13%
Total Investments	434,330	1,859	2.00%	442,198	2,238	2.30%

Loans and Leases:(4)
Agricultural	27,086	279	4.09%	17,905	232	5.15%
Commercial	176,241	2,308	5.20%	202,175	2,762	5.43%
Real Estate	524,451	7,898	5.97%	527,474	8,402	6.34%
Consumer	23,771	409	6.83%	29,499	505	6.81%
Direct Financing Leases	2,779	38	5.43%	3,983	53	5.29%
Other	41,866	-	-	32,926	-	-
Total Loans and Leases	796,194	10,932	5.45%	813,962	11,954	5.84%
Total Interest Earning Assets (5)	1,230,524	12,791	4.24%	1,256,160	14,192	4.61%
Other Earning Assets	5,932			6,389
Non-Earning Assets	139,755			143,075
Total Assets	$1,376,211			$1,405,624

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$84,181	$74	0.35%	$67,331	$60	0.35%
NOW	193,289	88	0.18%	194,628	123	0.25%
Savings Accounts	135,255	73	0.21%	109,070	61	0.22%
Money Market	67,859	20	0.12%	79,184	32	0.16%
CDAR's	13,812	10	0.29%	18,768	16	0.34%
Certificates of Deposit<$100,000	85,406	102	0.47%	112,412	157	0.56%
Certificates of Deposit>$100,000	210,273	201	0.38%	225,905	297	0.52%
Brokered Deposits	11,793	38	1.28%	15,000	50	1.33%
Total Interest Bearing Deposits	801,868	606	0.30%	822,298	796	0.39%
Borrowed Funds:
Federal Funds Purchased	4	-	-	-	-	-
Repurchase Agreements	3,255	4	0.49%	5,434	8	0.59%
Short Term Borrowings	-	-	0.00%	24,019	15	0.25%
Long Term Borrowings	-	-	-	5,000	51	4.06%
TRUPS	30,928	180	2.31%	30,928	193	2.48%
Total Borrowed Funds	34,187	184	2.14%	65,381	267	1.62%
Total Interest Bearing Liabilities	836,055	790	0.37%	887,679	1,063	0.48%
Demand Deposits	353,110			327,368
Other Liabilities	11,340			16,513
Shareholders' Equity	175,706			174,064
Total Liabilities and Shareholders' Equity	$1,376,211			$1,405,624

Interest Income/Interest Earning Assets			4.24%			4.61%
Interest Expense/Interest Earning Assets			0.25%			0.34%
Net Interest Income and Margin(6)		$12,001	3.99%		$13,129	4.27%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $52 thousand and $(81) thousand for the quarters ended September 30, 2013 and 2012.
Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the Nine Months			For the Nine Months
(dollars in thousands, except per share data)	Ended September 30, 2013			Ended September 30, 2012
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)(3)	Balance (1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$38,720	$72	0.25%	$26,694	$51	0.25%
Taxable	308,138	3,311	1.42%	339,873	5,116	1.98%
Non-taxable	83,719	1,990	4.75%	77,146	2,052	5.30%
Equity	2,149	17	1.04%	1,698	43	3.33%
Total Investments	432,726	5,390	1.95%	445,411	7,262	2.45%

Loans and Leases:(4)
Agricultural	25,040	760	4.06%	15,985	547	4.57%
Commercial	197,859	7,780	5.26%	151,010	6,569	5.81%
Real Estate	511,703	23,221	6.07%	528,233	25,326	6.40%
Consumer	25,055	1,324	7.07%	31,007	1,630	7.02%
Direct Financing Leases	3,018	122	5.40%	4,416	179	5.41%
Nonperforming Loans	46,940	-	-	44,744	-	-
Total Loans and Leases	809,615	33,207	5.48%	775,395	34,251	5.90%
Total Interest Earning Assets (5)	1,242,341	38,597	4.26%	1,220,806	41,513	4.66%
Other Earning Assets	6,155			6,650
Non-Earning Assets	140,634			141,799
Total Assets	$1,389,130			$1,369,255

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$85,035	$225	0.35%	$67,862	$190	0.37%
NOW	195,016	281	0.19%	193,977	457	0.31%
Savings Accounts	129,911	209	0.22%	104,793	178	0.23%
Money Market	71,359	74	0.14%	80,011	97	0.16%
CDAR's	13,933	30	0.29%	18,583	43	0.31%
Certificates of Deposit<$100,000	92,362	326	0.47%	105,548	482	0.61%
Certificates of Deposit>$100,000	212,597	630	0.40%	224,064	892	0.53%
Brokered Deposits	11,648	119	1.37%	15,000	151	1.34%
Total Interest Bearing Deposits	811,861	1,894	0.31%	809,838	2,490	0.41%
Borrowed Funds:
Federal Funds Purchased	2	-	-	-	-	-
Repurchase Agreements	2,314	10	0.58%	3,994	18	0.60%
Short Term Borrowings	4,675	6	0.17%	12,871	23	0.24%
Long Term Borrowings	1,392	33	3.17%	7,628	231	4.05%
TRUPS	30,928	536	2.32%	30,928	586	2.53%
Total Borrowed Funds	39,311	585	1.99%	55,421	858	2.07%
Total Interest Bearing Liabilities	851,172	2,479	0.39%	865,259	3,348	0.52%
Non-interest Bearing Demand Deposits	345,939			314,804
Other Liabilities	16,314			17,133
Shareholders' Equity	175,705			172,059
Total Liabilities and Shareholders' Equity	$1,389,130			$1,369,255

Interest Income/Interest Earning Assets			4.26%			4.66%
Interest Expense/Interest Earning Assets			0.26%			0.37%
Net Interest Income and Margin(6)		$36,118	4.00%		$38,165	4.29%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $84 thousand and $149 thousand for the nine months ended September 30, 2013 and 2012.
Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates.  Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances.  Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance. The fact that the first nine months of 2013 had one less day than the first nine months of 2012, which was a leap year, also contributed to the decline in net interest income in 2013 (the $139,000 unfavorable variance attributable to one less day in the first nine months impacted both rate and volume variances in the table below).

Volume & Rate Variances	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2013 over 2012			2013 over 2012
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$14	$(1)	$13	$23	$(2)	$21
Taxable	(165)	(216)	(381)	(478)	(1,327)	(1,805)
Non-taxable(1)	55	(56)	(1)	175	(237)	(62)
Equity	3	(13)	(10)	11	(37)	(26)
Total Investments	(93)	(286)	(379)	(269)	(1,603)	(1,872)
Loans and Leases:
Agricultural	119	(72)	47	310	(97)	213
Commercial	(354)	(100)	(454)	2,038	(827)	1,211
Real Estate	(48)	(456)	(504)	(793)	(1,312)	(2,105)
Consumer	(98)	2	(96)	(313)	7	(306)
Direct Financing Leases	(16)	1	(15)	(57)	-	(57)
Total Loans and Leases	(397)	(625)	(1,022)	1,185	(2,229)	(1,044)
Total Interest Earning Assets	$(490)	$(911)	$(1,401)	$916	$(3,832)	$(2,916)
Liabilities
Interest Bearing Deposits:
Demand Deposits	$15	$(1)	$14	$48	$(13)	$35
NOW	(1)	(34)	(35)	2	(178)	(176)
Savings Accounts	15	(3)	12	43	(12)	31
Money Market	(5)	(7)	(12)	(10)	(13)	(23)
CDAR's	(4)	(2)	(6)	(11)	(2)	(13)
Certificates of Deposit < $100,000	(38)	(17)	(55)	(60)	(96)	(156)
Certificates of Deposit > $100,000	(21)	(75)	(96)	(46)	(216)	(262)
Brokered Deposits	(11)	(1)	(12)	(34)	2	(32)
Total Interest Bearing Deposits	(50)	(140)	(190)	(68)	(528)	(596)
Borrowed Funds:
Repurchase Agreements	(3)	(1)	(4)	(8)	-	(8)
Short Term Borrowings	(15)	-	(15)	(15)	(2)	(17)
Long Term Borrowings	(51)	-	(51)	(189)	(9)	(198)
TRUPS	-	(13)	(13)	-	(50)	(50)
Total Borrowed Funds	(69)	(14)	(83)	(212)	(61)	(273)
Total Interest Bearing Liabilities	$(119)	$(154)	$(273)	$(280)	$(589)	$(869)
Net Interest Margin/Income	$(371)	$(757)	$(1,128)	$1,196	$(3,243)	$(2,047)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the third quarter of 2013 relative to the third quarter of 2012 was negative $371,000, due primarily to a reduction of $26 million in average interest-earning assets.  We also experienced volume shifts within average investment balances, from higher-yielding bonds into lower-yielding balances held at the Federal Reserve Bank (FRB), and within average loans, from higher-yielding loan categories into lower-yielding loan types and non-accrual loans.  Favorable movement in average liability and equity balances, however, partially offset the negative impact of balance sheet contraction and earning asset fluctuations on our volume variance for the quarter.  Total interest-bearing deposits dropped by $20 million and the average balance of higher-cost non-deposit borrowings was $31 million lower.  We also saw some migration within deposit balances from aggregate average time deposits into lower-cost non-maturity deposits for the comparative quarters, including a $26 million increase in the average balance of non-interest bearing demand deposits.

The impact of interest rate changes resulted in a $757,000 unfavorable rate variance in net interest income for the comparative quarters.  Our weighted average yield on interest-earning assets fell 37 basis points due to lower loan rates stemming from intense competition for quality loans, and lower investment yields resulting from the runoff of higher-yielding bonds and an increase in relatively low-yielding FRB balances.  By comparison, our weighted average cost of interest-bearing liabilities was just 11 basis points lower.  The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities.  Our average net interest position for the third quarter of 2012, the base period for the rate variance calculation, was $368 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.  Partially alleviating the negative pressures on our rate variance for the quarterly comparison were $39,000 in net interest recoveries in the third quarter of 2013, relative to only $2,000 in net interest recoveries in the third quarter of 2012.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances.  Our net interest margin was 3.99% in the third quarter of 2013, a decline of 28 basis points relative to the third quarter of 2012.  The principal adverse factors impacting our net interest margin in the third quarter of 2013 include competitive pressures on loan yields and an increase in low-yielding average balances at the FRB.  Partially offsetting the negative developments were a shift in average balances from non-deposit borrowings and higher-cost time deposits into lower-cost non-maturity deposits, an increase in the average balance non-interest bearing demand deposits, and the favorable differential in net interest recoveries.

The change in net interest income for the first nine months of 2013 relative to the first nine months of 2012 includes a favorable volume variance of $1.196 million and a negative rate variance of $3.243 million.  The volume variance for the year-to-date period was due primarily to a $22 million increase in average interest-earning assets, which was enhanced by relatively strong growth in the average balances of low-cost customer deposits.  A shift within loans from higher-yielding real estate and consumer loans into lower-yielding commercial and agricultural loans partially offset some of the favorable dynamics impacting our volume variance for the comparative year-to-date periods.

Some of the same factors discussed for the quarterly rate variance were applicable with regard to the rate variance for the year-to-date period.  For the first nine months of 2013 relative to the first nine months of 2012 the weighted average yield on the Company’s earning assets was 40 basis points lower, while the weighted average cost of interest-bearing liabilities fell by only 13 basis points.  There was a slight favorable impact on the year-to-date comparison from net interest recoveries, which totaled $161,000 in the first nine months of 2013 relative to $148,000 in the first nine months of 2012.  The Company’s net interest margin for the first nine months of 2013 was 4.00%, a drop of 29 basis points relative to the net interest margin of 4.29% in the first nine months of 2012.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans.  The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses.  The Company’s loan loss provision totaled $800,000 for the third quarter of 2013 and $2.850 million for the first nine months of 2013, representing reductions of $3.900 million, or 83%, in the third quarter and $7.760 million, or 73% in the first nine months relative to the same periods in 2012.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio.  Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance.  Net loans charged off in the third quarter and first nine months of 2013 totaled $1.156 million and $4.899 million, respectively, relative to $5.757 million in the third quarter of 2012 and $15.087 million in the first nine months of 2012.  Many of the charge-offs in 2013 were taken against previously-established specific reserves on impaired loans, and did not directly result in the need for reserve replenishment via the loan loss provision.  Our loan loss provision in 2013 has been utilized primarily to provide specific reserves for certain other impaired loans, however.  Our general reserve for non-impaired loans has been declining, consistent with lower loan balances and improved credit quality.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and nine-month periods ended September 30, 2013 and 2012:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	Three Months Ended September 30,				Nine Months Ended September 30,
NON-INTEREST INCOME:	2013	% of Total	2012	% of Total	2013	% of Total	2012	% of Total
Service charges on deposit accounts	$2,354	54.50%	$2,525	57.65%	$6,642	53.32%	$7,229	57.36%
Other service charges, commissions & fees	1,420	32.88%	1,259	28.74%	4,283	34.39%	3,773	29.94%
Gains on sales of loans	24	0.56%	45	1.03%	92	0.74%	139	1.10%
Gains on securities	-	0.00%	90	2.05%	6	0.05%	161	1.28%
Loan servicing income	2	0.05%	4	0.09%	6	0.05%	10	0.08%
Bank owned life insurance	435	10.07%	392	8.95%	1,259	10.11%	1,135	9.01%
Other	84	1.94%	65	1.49%	168	1.34%	156	1.23%
Total non-interest income	$4,319	100.00%	$4,380	100.00%	$12,456	100.00%	$12,603	100.00%
As a % of average interest-earning assets (1)		1.39%		1.39%		1.34%		1.38%

NON-INTEREST EXPENSE:
Salaries and employee benefits	$5,394	46.95%	$5,278	45.92%	$16,717	49.13%	$15,855	46.61%
Occupancy costs
Furniture & equipment	455	3.96%	529	4.60%	1,489	4.38%	1,533	4.51%
Premises	1,099	9.56%	1,140	9.92%	3,213	9.44%	3,188	9.37%
Advertising and marketing costs	352	3.06%	372	3.24%	1,195	3.51%	1,323	3.89%
Data processing costs	509	4.43%	480	4.18%	1,485	4.36%	1,327	3.90%
Deposit services costs	514	4.47%	574	4.99%	1,513	4.45%	1,743	5.12%
Loan services costs
Loan processing	339	2.95%	304	2.64%	711	2.09%	862	2.53%
Foreclosed assets	887	7.72%	766	6.66%	1,679	4.93%	2,410	7.08%
Other operating costs
Telephone & data communications	350	3.05%	378	3.29%	1,223	3.59%	1,109	3.26%
Postage & mail	202	1.76%	175	1.52%	544	1.60%	517	1.52%
Other	241	2.10%	185	1.61%	529	1.55%	558	1.65%
Professional services costs
Legal & accounting	367	3.19%	298	2.59%	1,320	3.88%	1,021	3.00%
Other professional service	563	4.90%	617	5.37%	1,723	5.06%	1,592	4.68%
Stationery & supply costs	142	1.24%	151	1.31%	455	1.34%	562	1.65%
Sundry & tellers	76	0.66%	248	2.16%	231	0.69%	417	1.23%
Total non-interest expense	$11,490	100.00%	$11,495	100.00%	$34,027	100.00%	$34,017	100.00%
As a % of average interest-earning assets (1)		3.70%		3.64%		3.66%		3.72%
Efficiency Ratio (2)	68.20%		64.03%		67.83%		65.17%

(1) Annualized
(2) Tax Equivalent

The Company’s results reflect a drop in total non-interest income of $61,000, or 1%, for the third quarter of 2013 relative to the third quarter of 2012, and a reduction of $147,000, or 1%, for the first nine months.  Non-interest income would have increased in 2013 if not for the impact of 2012 accrual adjustments to pass-through expenses associated with tax credit investments.  There were also significant fluctuations within non-interest income due in part to fees that are reflected in other service charges, commissions and fees in 2013 but were included with service charges on deposits in 2012, as well as certain non-recurring items.  Total non-interest income was an annualized 1.39% of average interest-earning assets in the third quarters of 2013 and 2012, and was 1.34% for the first nine months of 2013 relative to 1.38% for the first nine months of 2012.  The lower ratio for the year-to-date comparison is due in part to an increase in average interest-earning assets.

Service charge income on deposits fell by $171,000, or 7%, for the quarterly comparison and $587,000, or 8%, for the comparative nine-month periods, primarily due to debit card interchange fees that were included with service charges on deposits in 2012 but are reflected in other service charges in 2013.  Other service charges, commissions, and fees increased by $161,000, or 13%, for the quarter and $510,000, or 14%, for the first nine months.  For the quarterly comparison, other service charges include an increase of $263,000 in debit card interchange fees, due mainly to the reclassification noted above, and a $68,000 increase in dividends received on restricted stock.  Those favorable variances were partially offset by an accrual adjustment in the third quarter of 2012 that contributed to a quarter over quarter increase of $208,000 in pass-through expenses associated with our tax credit investments, which are netted out of other service charges.  The increase in other service charges for the first nine months is mainly the result of a $740,000 increase in interchange fees (due in large part to the reclassification), a $100,000 non-recurring signing incentive received in conjunction with our merchant processing vendor conversion in the first quarter of 2013, and a $204,000 increase in dividends on restricted stock, partially offset by a $542,000 increase in tax credit investment costs resulting in part from 2012 accrual adjustments.

There were no gains on securities in the third quarter of 2013, relative to $90,000 in gains on securities sold in the third quarter of 2012.  We realized only $6,000 in gains on a few securities sold in the first nine months of 2013 relative to $161,000 in gains on securities sold in the first nine months of 2012, so the comparative year-to-date results reflect a decline of $155,000, or 96%.  Loan sale and servicing income remained at minimal levels, and did not materially impact the Company’s results.

Bank-owned life insurance (“BOLI”) income increased by $43,000, or 11%, in the third quarter of 2013 relative to the third quarter of 2012, and $124,000, or 11%, for the comparative year-to-date periods, mainly from increases in income on BOLI associated with deferred compensation plans.  The Company owns and derives income from two basic types of BOLI:  “general account,” and “separate account.”  At September 30, 2013 the Company had $35.5 million invested in single-premium general account BOLI.  Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits.  Interest credit rates on general account BOLI do not change frequently and this income is typically fairly consistent from year to year, but rate reductions have led to slightly reduced income levels in recent periods.  In addition to general account BOLI, the Company had $3.9 million invested in separate account BOLI at September 30, 2013, the earnings on which help offset deferred compensation accruals for certain directors and senior officers.  These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals) from period to period.  There was a gain on separate account BOLI totaling $182,000 in the third quarter of 2013 relative to a gain of $126,000 in the third quarter of 2012, for an increase of $56,000 in deferred compensation BOLI income for the quarterly comparison.  For the first nine months, gains totaled $496,000 in 2013 relative to $321,000 in 2012, for an increase of $175,000.  As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

The “Other” category under non-interest income includes gains and losses on the disposition of assets other than OREO, and rental income generated by the Company’s alliance with Investment Centers of America (ICA).  Other non-interest income did not change materially for the comparative periods.

Total non-interest expense did not change materially in the third quarter of 2013 relative to the third quarter of 2012, or for the comparative year-to-date periods.  There were, however, sizeable fluctuations in certain line items comprising total non-interest expense.  As detailed below, the largest variances for the comparative third quarters were higher compensation expense and elevated loan costs, which were offset by lower occupancy expense and reduced losses on debit cards.  The most significant  variances for the comparative year-to-date periods include higher compensation costs, and lower levels of OREO write-downs and other lending expenses.  Non-interest expense was an annualized 3.70% of average interest-earning assets in the third quarter of 2013 relative to 3.64% in the third quarter of 2012, and was an annualized 3.66% of average interest-earning assets in the first nine months of 2013 relative to 3.72% in the first nine months of 2012.

The largest component of non-interest expense, salaries and employee benefits, increased by $116,000, or 2%, for the quarter, and $862,000, or 5%, for the first nine months.  The increases are due in large part to regular annual salary adjustments and strategic additions to our lending staff.  Included in compensation costs are deferred compensation expense accruals which, as explained above, are related to BOLI income and tend to be unpredictable.  Those accruals totaled $114,000 and $174,000 for the third quarters of 2013 and 2012, respectively, and were $316,000 and $188,000 for the first nine months of 2013 and 2012, respectively.  Salaries and benefits increased to 46.95% of total non-interest expense for the third quarter of 2013 from 45.92% in the third quarter of 2012, and to 49.13% in the first nine months of 2013 from 46.61% in the first nine months of 2012.

Total occupancy expense fell by $115,000, or 7%, for the third quarter of 2013 relative to the third quarter of 2012, but did not change materially for the comparative year-to-date periods.  The quarterly decrease was primarily in depreciation expense on furniture and equipment.  Marketing costs declined by $20,000 for the quarter and $128,000 for the first nine months, due in part to the timing of payments.  Data processing costs were up by $29,000, or 6%, for the quarter, and $158,000, or 12% for the first nine months, due primarily to costs associated with software implemented during 2013 that should facilitate more efficient loan origination and processing, including loan document imaging.  Deposit services costs were down $60,000, or 10%, for the third quarter and $230,000, or 13%, for the first nine months, due to lower electronic banking costs and, for the year-to-date comparison, lower costs associated with debit card processing.

Total loan services costs reflect an increase of $156,000, or 15%, for the third quarter, but were down $882,000, or 27%, for the first nine months.  The primary contributor to both the quarterly and year-to-date fluctuations was net costs associated with foreclosed assets (principally OREO write-downs and gains/losses on the sale of OREO), which increased by $121,000 for the third quarter but fell by $731,000 for the first nine months.  Loan processing costs also increased for the quarter but were down for the year-to-date comparison, since an increase in our provision for unfunded commitments in 2013 was more than offset for the first nine months by reductions in other lending expenses such as appraisals and demand/foreclosure costs.

Telecommunications costs were down by $28,000, or 7%, for the quarter due to favorable rate adjustments, but increased $114,000, or 10%, for the first nine months due to higher average rates as well as costs associated with the addition and enhancement of data circuits.  Postage and mail costs increased by $27,000, or 15%, for the third quarter and $27,000, or 5%, for the year-to-date comparison.  The “other” category under other operating costs increased by $56,000, or 30%, for the quarter, but fell by $29,000, or 5%, for the first nine months.  The comparative results for “other” operating costs for both the three-month and year-to-date periods reflect lower depreciation expense on operating leases where the Bank is the lessor, due to the maturity of leases, but for the quarterly comparison that reduction was more than offset by increases in recruiting and training costs.

Under professional services costs, legal and accounting costs increased by $69,000, or 23%, for the third quarter and $299,000, or 29%, for the first nine months due largely to an increase in legal costs associated with loan collections and, for the year-to-date comparison, higher loan review costs.  The cost of other professional services dropped by $54,000, or 9%, for the third quarter, but increased by $131,000, or 8% for the first nine months due in large part to variability in accruals for directors deferred compensation plans (related to the increase in BOLI income discussed above).  Directors deferred compensation accruals totaled $131,000 and $170,000 for the third quarters of 2013 and 2012, respectively, and were $316,000 and $200,000 for the first nine months of 2013 and 2012, respectively.  Stationery and supply costs were about the same for the comparative third quarters, but reflect a decline of $107,000 for the first nine months due to a change in vendors.  Sundry losses were reduced by $172,000, or 69%, for the third quarter, and $186,000, or 45%, for the first nine months, due to a surge in debit card fraud in the third quarter of 2012 that was subsequently brought under control.

The Company’s tax-equivalent overhead efficiency ratio increased to 68.20% in the third quarter of 2013 from 64.03% in the third quarter of 2012, and to 67.83% in the first nine months of 2013 from 65.17% in the first nine months of 2012.  The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES
The Company sets aside a provision for income taxes on a monthly basis.   The amount of that provision is determined by applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences.  Such permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of BOLI, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.  Our tax credits consist primarily of those generated by an $8 million investment in low-income housing tax credit funds, and California state employment tax credits.  Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability, as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income.  The referenced factors resulted in an income tax provision of $663,000, or 16% of pre-tax income in the third quarter of 2013, relative to a negative provision of $321,000 in the third quarter of 2012.  For the first nine months, the Company’s income tax provision was $2.198 million, or 19% of pre-tax income in 2013, and only $54,000, or 1% of pre-tax income in 2012.

balance sheet analysis

EARNING ASSETS

The Company’s interest-earning assets are comprised of investments and loans, and the detailed composition and growth characteristics of both are significant determinants of the Company’s financial condition.  Investments are analyzed in the section immediately below, while the loan and lease portfolio and other factors affecting earning assets are discussed in the sections following investments.

INVESTMENTS

The Company’s investments consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (FRB) account, and overnight fed funds sold.  Surplus FRB balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity.  The Company’s investments serve several purposes:  1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income.  Aggregate investments totaled $418 million, or 30% of total assets at September 30, 2013, compared to $400 million, or 28% of total assets at December 31, 2012.

We had no fed funds sold at September 30, 2013 or December 31, 2012.  Interest-bearing balances at other banks totaled $12 million at September 30, 2013, down from $20 million at the end of 2012 due to a lower balance in our FRB account.  The Company’s investment portfolio reflects an increase of $26 million, or 7%, for the first nine months of 2013, ending the period with a book balance of $406 million.  The Company carries investments on its books at their fair market values.  Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	September 30, 2013		December 31, 2012

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government Agencies & Corporations	$4,147	$4,030	$2,987	$2,973
Mortgage-backed securities	308,207	307,968	298,806	301,389
State & political subdivisions	92,423	91,726	70,736	73,986
Equity securities	1,336	2,365	1,336	1,840
Total Investment Securities	$406,113	$406,089	$373,865	$380,188

The net unrealized loss on our investment portfolio, or the difference between the fair market value and amortized cost, was $24,000 at September 30, 2013, down from a net unrealized gain of $6.3 million at December 31, 2012 due to lower market values resulting from an increase in longer-term interest rates in 2013.  The rate increase had a sizeable negative impact on the carrying values of mortgage-backed securities and municipal bonds, in particular.  The value of U.S. Government agency securities increased by $1 million, or 36%, during the first nine months of 2013, due to new bonds purchased primarily for pledging purposes.  Mortgage-backed securities increased by $7 million, or 2%, since bond purchases exceeded prepayments and the drop in market value.  New purchases also pushed the balance of municipal bonds up by $18 million, or 24%, despite their declining market value, as the Company has taken advantage of relative value in that sector.  It should be noted that all newly purchased municipal bonds have strong underlying ratings.  No equity securities were bought or sold during the first nine months of 2013, although the market value of those securities increased by $525,000, or 29%.

Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $162 million at September 30, 2013 and $179 million at December 31, 2012, leaving $242 million in unpledged debt securities at September 30, 2013 and $199 million at December 31, 2012.  Securities pledged in excess of actual pledging needs, and thus available for liquidity purposes if necessary, totaled $64 million at September 30, 2013 and $79 million at December 31, 2012.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $810 million at September 30, 2013, a drop of $69 million, or 8%, since December 31, 2012.  The decline in 2013 is due to lower utilization on mortgage warehouse lines; reductions in other categories were more than offset by growth in agricultural loans and commercial real estate loans.  It should also be noted that the drop in gross loans and leases includes a reduction of $13 million, or 25%, in nonperforming loans.

The distribution of the Company’s loans at September 30, 2013 and December 31, 2012, including outstanding balance by loan type and each type as a percentage of total loans, is presented in the following Loan and Lease Distribution table.  The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	September 30, 2013	December 31, 2012
Real Estate:
1-4 family residential construction	$1,892	$3,174
Other Construction/Land	25,069	28,002
1-4 family - closed-end	88,003	99,917
Equity Lines	55,521	61,463
Multi-family residential	8,365	5,960
Commercial real estate- owner occupied	179,184	182,614
Commercial real estate- non-owner occupied	103,724	92,808
Farmland	114,258	71,851
Total Real Estate	576,016	545,789
Agricultural products	26,744	22,482
Commercial and Industrial	83,959	88,354
Mortgage Warehouse Lines	80,160	170,324
Small Business Administration Loans	16,404	20,523
Direct finance leases	3,179	4,233
Consumer loans	23,866	28,090
Total Loans and Leases	$810,328	$879,795
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.23%	0.35%
Other Construction/land	3.09%	3.18%
1-4 family - closed-end	10.86%	11.36%
Equity Lines	6.85%	6.99%
Multi-family residential	1.03%	0.68%
Commercial real estate- owner occupied	22.11%	20.76%
Commercial real estate- non-owner occupied	12.80%	10.55%
Farmland	14.10%	8.17%
Total Real Estate	71.07%	62.04%
Agricultural products	3.30%	2.56%
Commercial and Industrial	10.38%	10.04%
Mortgage Warehouse Lines	9.89%	19.36%
Small Business Administration Loans	2.02%	2.33%
Direct finance leases	0.39%	0.48%
Consumer loans	2.95%	3.19%
Total Loans and Leases	100.00%	100.00%

Mortgage warehouse lines fell by $90 million, or 53%, because utilization on lines dropped to 26% at September 30, 2013 from close to 80% at December 31, 2012.  As a percentage of total loans, mortgage warehouse balances were down to 9.89% at September 30, 2013, from 19.36% at December 31, 2012.  To help counteract the drop in mortgage warehouse loans, we continue to add new mortgage warehouse customers and have encouraged increased credit line utilization for current customers.  However, mortgage lending activity is strongly correlated to interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.  In addition to the slump in mortgage warehouse lending we saw fairly significant contraction in construction/land loans, residential real estate loans (including equity lines), commercial loans, and SBA loans, due to weak loan demand, stringent underwriting standards, and intense competition.

The Company has strengthened lending efforts in other areas to help mitigate the volatility in mortgage warehouse balances.  In the first nine months of 2013, those efforts led to significant growth in commercial real estate loans, which increased more than $7 million, or 3%,  agricultural production loans, which were up $4 million, or 19%, and real estate loans secured by farmland, which increased by $42 million, or 59%.  Farmland loans increased to 14.10% of total loans at September 30, 2013, from 8.17% at December 31, 2012.

Although not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (“OREO”).  If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR).  TDRs may be classified as either nonperforming or performing loans depending on their accrual status.  The following table presents comparative data for the Company’s nonperforming assets and performing TDRs, as of the dates noted:

Nonperforming Assets and Performing TDR's
(dollars in thousands, unaudited)	September 30, 2013	December 31, 2012	September 30, 2012
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$153	$1,558
Other Construction/Land	5,729	11,163	1,349
1-4 family - closed-end	14,122	15,381	5,591
Equity Lines	1,085	1,026	732
Multi-family residential	-	-	-
Commercial real estate- owner occupied	5,520	5,314	6,409
Commercial real estate- non-owner occupied	8,128	11,642	5,193
Farmland	449	1,933	1,943
TOTAL REAL ESTATE	$35,033	$46,612	$22,775
Agriculture Products	20	664	999
Commercial and Industrial	1,706	2,386	1,307
Small Business Administration Loans	2,116	2,159	2,331
Direct finance leases	-	135	190
Consumer loans	1,166	1,138	1,252
TOTAL NONPERFORMING LOANS	$40,041	$53,094	$28,854
Foreclosed assets	8,904	19,754	19,835
Total nonperforming assets	$48,945	$72,848	$48,689
Performing TDR's (1)	$16,854	$18,652	$36,888
Nonperforming loans as a % of total gross loans and leases	4.94%	6.03%	3.41%
Nonperforming assets as a % of total gross loans
and leases and foreclosed assets	5.97%	8.10%	5.62%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets dropped by $23.9 million, or 33%, during the first nine months of 2013.  Nonperforming loans were down by $13.1 million, or 25%, and foreclosed assets fell by $10.9 million, or 55%.  The balance of nonperforming loans at September 30, 2013 includes $20.4 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming.  As shown in the table, we also had $16.9 million in loans classified as performing TDRs for which we were still accruing interest as of September 30, 2013, a decrease of $1.8 million, or 10%, relative to the balance of $18.7 million at December 31, 2012.

Non-accruing loan balances secured by real estate comprised $35.0 million of total nonperforming loans at September 30, 2013, and reflect a net decrease of $11.6 million, or 25%, for the first nine months of 2013.  The reduction includes net pay-downs on nonperforming real estate loans of $12.9 million, transfers to OREO from nonperforming real estate loans totaling $3.2 million, and charge-offs on nonperforming real estate loans of $2.7 million.  Those reductions were partially offset by $7.3 million in gross additions to nonperforming real estate loans during the first nine months of 2013.

Nonperforming commercial and SBA loans were reduced by a combined $723,000, or 16%, during the first nine months of 2013, ending the period at $3.8 million.  Gross additions to nonperforming commercial and SBA loans totaled $1.2 million for the nine months ended September 30, 2013, but additions were more than offset by net pay-downs of $1.2 million and the charge-off of $764,000 in loan balances.  Non-accrual direct finance leases fell by $135,000 during the first nine months of 2013, to a zero balance at period-end, and nonperforming consumer loans, which are largely unsecured, increased by $28,000, or 2%.

As noted above, foreclosed assets were reduced by $10.9 million during the first nine months of 2013, due mainly to OREO sold during the period.  Write-downs on OREO totaling $695,000 and a net loss of $568,000 on the sale of OREO also contributed to the reduction in foreclosed assets during the period.  The balance of foreclosed assets had an aggregate carrying value of $8.9 million at September 30, 2013, and was comprised of 38 properties classified as OREO and one mobile home.  Much of the book value of our OREO at September 30, 2013 was centered in 12 commercial buildings, with a combined book balance of $5.5 million.  OREO also included two residential properties with a combined value of $502,000, with the remainder consisting of vacant lots or land.  At the end of 2012 foreclosed assets totaled $19.8 million, comprised of 69 properties in OREO and three mobile homes.  All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 5.97% of gross loans and leases plus foreclosed assets at September 30, 2013, down from 8.10% at December 31, 2012.  An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed.  Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses.  It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio.  Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off.  An allowance for potential losses inherent in unused commitments, totaling $269,000 at September 30, 2013, is included in other liabilities.

The Company’s allowance for loan and lease losses was $11.8 million, or 1.46% of gross loans at September 30, 2013, relative to $13.9 million, or 1.58% of gross loans at December 31, 2012.  The decline in the first nine months of 2013 was due to a reduction in general reserves consistent with lower loan balances and improvement in asset quality, and lower specific reserves consistent with the drop in impaired loans.  The ratio of the allowance to nonperforming loans was 29.53% at September 30, 2013, relative to 26.13% at December 31, 2012 and 44.38% at September 30, 2012.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months	For the Year
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,	Ended December 31,
Balances:	2013	2012	2013	2012	2012
Average gross loans and leases outstanding during period (1)	$796,194	$813,962	$809,615	$775,395	$789,333
Gross loans and leases outstanding at end of period	$810,328	$847,130	$810,328	$847,130	$879,795

Allowance for Loan and Lease Losses:
Balance at beginning of period	$12,180	$13,863	$13,873	$17,283	$17,283
Provision charged to expense	800	4,700	2,850	10,610	14,210
Charge-offs
Real Estate
1-4 family residential construction	-	46	-	46	46
Other Construction/Land	310	1,117	601	1,856	1,994
1-4 family - closed-end	31	205	399	1,239	1,763
Equity Lines	98	60	613	982	1,234
Multi-family residential	-	102	-	1,262	1,262
Commercial real estate- owner occupied	350	906	792	1,530	2,117
Commercial real estate- non-owner occupied	118	1,342	523	2,093	2,522
Farmland	-	-	539	171	170
TOTAL REAL ESTATE	$907	$3,778	$3,467	$9,179	$11,108
Agricultural products	-	634	28	634	634
Commercial & industrial loans	440	952	1,754	3,731	4,283
Small Business Administration Loans	-	335	44	753	753
Direct Finance Leases	-	-	106	198	198
Consumer Loans	182	249	787	1,357	1,802
Unallocated	-	-	-	-	-
Total	$1,529	$5,948	$6,186	$15,852	$18,778
Recoveries
Real Estate
1-4 family residential construction	-	-	-	-	7
Other Construction/Land	61	10	173	14	61
1-4 family - closed-end	2	6	5	30	40
Equity Lines	3	3	7	16	21
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	8	2	20	93	104
Commercial real estate- non-owner occupied	-	12	172	12	12
Farmland	-	-	-	57	57
TOTAL REAL ESTATE	$74	$33	$377	$222	$302
Agricultural products	-	-	-	-	-
Commercial and Industrial	252	97	782	342	589
Small Business Administration Loans	6	35	7	82	95
Direct Finance Leases	7	-	11	-	-
Consumer Loans	34	26	110	119	172
Unallocated	-	-	-	-	-
Total	$373	$191	$1,287	$765	$1,158
Net loan charge offs (recoveries)	$1,156	$5,757	$4,899	$15,087	$17,620
Balance at end of period	$11,824	$12,806	$11,824	$12,806	$13,873

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.58%	2.81%	0.81%	2.60%	2.23%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.46%	1.51%	1.46%	1.51%	1.58%
Allowance for Loan Losses to NonPerforming Loans	29.53%	44.38%	29.53%	44.38%	26.13%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	9.78%	44.96%	41.43%	117.81%	127.01%
Net Loan Charge-offs to Provision for Loan Losses	144.50%	122.49%	171.89%	142.20%	124.00%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company’s provision for loan and lease losses was decreased by $3.900 million, or 83%, for the third quarter of 2013 relative to the third quarter of 2012, and by $7.760 million, or 73%, for the first nine months of 2013 relative to the first nine months of 2012.  Net loans charged off were also down by $4.601 million, or 80%, for the quarterly comparison, and $10.188 million, or 68%, for the first nine months.  Gross real estate loan charge-offs of $3.467 million in the first nine months of 2013 were partially comprised of write-downs on impaired collateral-dependent loans against previously-established specific reserves, and including those write-downs we have taken a cumulative total of $3.705 million in write-downs on collateral-dependent loans still on our books at September 30, 2013.  Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end.  Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

The Company’s allowance for loan and lease losses at September 30, 2013 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance.  Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.  For example, in December 2012 the FASB issued a proposed accounting standards update on “Financial Instruments–Credit Losses,” with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans (and other financial instruments).  Final standards have not yet been issued and no effective date for the guidance has been suggested.  However, if ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current “incurred loss” model to a new “expected credit loss” model that considers more forward-looking information.  That change could potentially necessitate an increase in our allowance for loan and lease losses, which would negatively impact our profitability if our loan loss provision needs to be increased accordingly.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements.  Unused commitments to extend credit totaled $438 million at September 30, 2013 and $225 million at December 31, 2012, although it is not likely that all of those commitments will ultimately be drawn down.  The increase during the first nine months of 2013 was primarily due to an increase in undisbursed commitments on mortgage warehouse lines, resulting from decreased line utilization and newly committed lines.  Unused commitments represented approximately 54% of gross loans outstanding at September 30, 2013, and 26% at December 31, 2012.  In addition to unused loan commitments, the Company had undrawn letters of credit totaling $17 million at September 30, 2013 and $15 million at December 31, 2012.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.  However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon, should we be required to fund a significant portion of unused commitments.  For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $49 million at September 30, 2013, and $42 million at December 31, 2012.  The actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), and is subject to significant fluctuation in the normal course of business.  While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank.  Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits.  If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment decreased by slightly more than $1 million, or 6%, during the first nine months of 2013, due mainly to an increase in accumulated depreciation; no material capital expenditures were made in the first nine months of 2013.  Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.”  Goodwill did not change during the period, ending the first nine months of 2013 with a balance of about $6 million.  The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists.

The aggregate balance of “other assets” did not change materially during the first nine months of 2013, ending the period at $81 million.  At September 30, 2013, the balance of other assets included as its largest components $39.4 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Income and Non-Interest Expense” section above), a net deferred tax asset of $15.0 million, an $8.0 million investment in low-income housing tax credit funds, a $5.9 million investment in restricted stock, accrued interest receivable totaling $4.9 million, and current prepaid income taxes totaling $1.3 million.  Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid.  Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Another key balance sheet component impacting the Company’s net interest margin is our deposits.  Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts.  Information concerning average balances and rates paid, by deposit type, for the three-month and nine-month periods ended September 30, 2013 and 2012, is included in the Average Balances and Rates tables appearing above in the section titled “Net Interest Income and Net Interest Margin.”  A comparative schedule of the distribution of the Company’s deposits at September 30, 2013 and December 31, 2012, by outstanding balance and percentage of total deposits, is presented in the following Deposit Distribution table.

Deposit Distribution
(dollars in thousands, unaudited)
	September 30, 2013	December 31, 2012
Interest Bearing Demand Deposits	$77,809	$84,655
Non-interest Bearing Demand Deposits	354,814	352,597
NOW	197,444	196,771
Savings	137,680	118,547
Money Market	67,691	71,222
CDAR's < $100,000	567	791
CDAR's > $100,000	12,938	14,274
Customer Time deposit < $100,000	83,020	101,893
Customer Time deposits > $100,000	209,515	218,284
Brokered Deposits	10,000	15,000
Total Deposits	$1,151,478	$1,174,034

Percentage of Total Deposits
Interest Bearing Demand Deposits	6.76%	7.21%
Non-interest Bearing Demand Deposits	30.81%	30.03%
NOW	17.15%	16.76%
Savings	11.96%	10.10%
Money Market	5.88%	6.07%
CDAR's < $100,000	0.05%	0.07%
CDAR's > $100,000	1.12%	1.22%
Customer Time deposit < $100,000	7.21%	8.68%
Customer Time deposits > $100,000	18.19%	18.58%
Brokered Deposits	0.87%	1.28%
Total	100.00%	100.00%

Total deposit balances were down $23 million, or 2%, during the first nine months of 2013.  Total time deposits fell by $34 million, or 10%, including a decline of close to $1 million in CDARS, which represent time deposits that are primarily sourced from customers in our market areas, a drop of $28 million in other customer time deposits, and a $5 million reduction in wholesale brokered deposits.  Much of the reduction in time deposits, including the drop in brokered deposits, was due to the intentional non-renewal of deposits managed by our Treasury Department.  Total non-maturity deposits increased by $12 million, or 1%.  Savings deposits increased $19 million, or 16%, and non-interest bearing demand deposits increased $2 million, or 1%, but interest-bearing demand deposits dropped almost $7 million, or 8%, and money market balances were down $4 million, or 5%.  NOW account balances were roughly the same.

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

We reduced total non-deposit interest-bearing liabilities by $37 million, or 51%, in the first nine months of 2013, through the maturity of $5 million in longer-term FHLB advances and the elimination of $37 million in overnight FHLB borrowings, partially offset by a $4 million increase in repurchase agreements.  Repurchase agreement balances totaled close to $6 million at September 30, 2013.  Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  We had no fed funds purchased on our books at September 30, 2013 or December 31, 2012.  The Company had junior subordinated debentures, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities, totaling $31 million at September 30, 2013 and December 31, 2012.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts.  Other liabilities increased by slightly more than $1 million, or 7%, during the first nine months of 2013, due to increases in our deferred compensation liability and accrued expenses payable.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments.  To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources.  Availability on lines of credit from correspondent banks, including the FHLB, totaled $199 million at September 30, 2013.  An additional $191 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock.  The Company is also eligible to borrow approximately $48 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2013.  Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets.  In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral.  As of September 30, 2013, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $306 million of the Company’s investment portfolio balances, up from $279 million at December 31, 2012.  Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash.  The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements.  The FHLB letter of credit, which is backed by specific loans that are pledged to the FHLB by the Company, totaled $78 million at September 30, 2013.  Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and net non-core funding dependence ratios were 59% and 18%, respectively, at September 30, 2013, as compared to internal policy guidelines of “less than 78%” and “less than 50%.”  Other liquidity ratios reviewed by management and the Board include net loans to total deposits, wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), and available investments to assets, all of which were well within policy guidelines at September 30, 2013.  Strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices.  The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates.  Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates.  The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios.  To identify areas of potential exposure to interest rate changes the Company performs an earnings simulation analysis on a monthly basis, and calculates the market value of portfolio equity under varying interest rate scenarios at least once every quarter.

The Company uses commercially-available modeling software to simulate the effects of potential interest rate changes on projected net interest income.  The model imports relevant information for financial instruments on our balance sheet and incorporates management’s assumptions on pricing, duration, and optionality for anticipated new volumes.  Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on the Company’s projected interest income and interest expense.  The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

The Company uses eight standard interest rate scenarios in conducting its simulations:  “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points.  Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates.  As of September 30, 2013 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.		+400 b.p.
Change in Net Int. Inc. (in $000’s)	$-11,781	$-8,565	$-4,263	$	+1,262	$	+2,117	$	+2,702	$	+3,084
% Change	-22.89%	-16.64%	-8.28%		+2.45%		+4.11%		+5.25%		+5.99%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact.  We have seen this profile steepen over the past couple of years as the Company has benefited from an increasing proportion of lower-cost non-maturity deposits, but that steepening has been partially counteracted in recent periods due to a disproportionate increase in fixed-rate assets.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $4.263 million lower than in a stable interest rate scenario, a negative variance of 8.28%.  The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop.  This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures.  While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios, and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.262 million, or 2.45%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise.  The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, creating a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed.  This variance is essentially a gauge of longer-term exposure to interest rate risk that is measured by modeling changes in the Company’s economic value of equity (EVE), which is derived by subtracting the projected fair value of liabilities from the fair value of assets.  Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at projected replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios.  An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity.  As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline.  The longer the duration of the financial instrument, the greater the impact a rate change will have on its value.  In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates.  We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.  The table below shows estimated changes in the Company’s EVE as of September 30, 2013, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-46,689	$-65,599	$-29,501	$	+36,011	$	+50,292	$	+58,846
% Change	-13.92%	-19.56%	-8.79%		+10.74%		+14.99%		+17.54%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but will benefit from rising rates.  While still negative relative to the base case, we see a decelerating decline in EVE as the drop in interest rates approaches 200 basis points and a favorable swing in EVE as interest rates drop further.  This is due to the relative durations of our fixed-rate assets and fixed-rate liabilities, combined with the optionality inherent in our balance sheet.  As noted previously, however, management is of the opinion that the probability of a significant rate decline is low.

CAPITAL RESOURCES

At September 30, 2013, the Company had total shareholders’ equity of $178.1 million, comprised of $65.5 million in common stock, $2.6 million in additional paid-in capital, $109.9 million in retained earnings, and an accumulated other comprehensive loss of $15,000. Total shareholders’ equity at the end of 2012 was $173.9 million.  The increase in shareholders’ equity during the first nine months of 2013 was due in large part to an increase in retained earnings, resulting from the addition of $9.5 million in net earnings less $2.7 million in dividends paid.  The increase in retained earnings was partially offset by a $3.7 million drop in accumulated other comprehensive income, which represents the decline in the unrealized gain on our investment securities net of the tax effect.  The changes in common stock and additional paid in capital are related to the exercise of stock options and the expensing of unvested options.

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

Regulatory Capital Ratios
	September 30,	December 31,
	2013	2012
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	21.04%	19.36%
Tier 1 Capital to Total Risk-weighted Assets	19.75%	18.11%
Tier 1 Leverage Ratio	14.15%	13.34%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	20.64%	19.14%
Tier 1 Capital to Total Risk-weighted Assets	19.39%	17.88%
Tier 1 Leverage Ratio	13.89%	13.17%

As of September 30, 2013, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991.  Refer to Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Developments, for a summary of changes to risk-based capital calculations which have been adopted by federal banking regulators.  We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases
The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan was effectively dormant from April 2008 until January 2013, at which time the Company’s Board decided to reactivate the stock repurchase plan and increase the number of shares authorized and available for repurchase to a total of 700,000 shares. The reactivation does not provide assurance that a specific quantity of shares will be repurchased, however, and the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations. There were no stock repurchases during the first nine months of 2013, so the number of shares available for repurchase as of September 30, 2013 remains 700,000.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 7, 2013	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
President & Chief Executive Officer
(Principal Executive Officer)

November 7, 2013	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

