Form 10-K
period 2013-12-31
SIERRA BANCORP
filed 2014-03-13
CIK 1130144

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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
☐ Yes          ☑ No

As of June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $160 million, based on the closing price reported to the registrant on that date of $14.80 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of February 28, 2014 was 14,240,399.

Documents Incorporated by Reference:  Portions of the definitive proxy statement for the 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

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

At December 31, 2013, the Company had consolidated assets of $1.410 billion, gross loans of $803 million, deposits of $1.174 billion and shareholders’ equity of $182 million. The Company’s liabilities include $31 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

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

Our chief products and services are related to the business of lending money and accepting deposits. The Bank’s lending activities include real estate, commercial (including small business), agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial or professional office properties which are predominantly owner-occupied. We also employ real estate lending specialists who are responsible for a complete line of construction loans for residential and commercial development, permanent mortgage loans, land acquisition and development loans, multifamily credit facilities, and agricultural mortgage loans. Secondary market services for residential mortgage loans are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and certain non-governmental institutions. As of December 31, 2013, the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (71.9%); (ii) agricultural production loans (3.1%); (iii) commercial and industrial loans and leases (including SBA loans and direct finance leases) (12.9%); (iv) mortgage warehouse loans (9.1%); and (v) consumer loans (2.9%). Interest, fees, and loan sale income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $31.2 million in 2013 and $33.2 million in 2012, or approximately 48% of our net interest plus other income in both years.

In addition to loans, we offer a wide range of deposit products for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts. We have also been in the Certificate of Deposit Account Registry Service (CDARS) network since its inception, and through CDARS are able to offer full FDIC insurance coverage on multi-million dollar deposits up to specified limits. We attract deposits from throughout our market area with direct-mail campaigns, a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and a multitude of alternative delivery channels, and we strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2013 we had 95,700 deposit accounts totaling $1.174 billion, compared to 92,700 deposit accounts totaling $1.174 billion at December 31, 2012. While there was no growth in aggregate deposit balances in 2013, we did experience a shift into lower-cost non-maturity deposits during the year.

We currently operate 25 full service branch offices throughout our geographic footprint. The Bank’s most recent branching activity involved the relocation of our Clovis branch to a larger facility in a more convenient location in the third quarter of 2012. The locations of the Bank’s offices are as follows:

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

In addition to the full-service branch offices listed above the Bank has a real estate industries group, an agricultural credit division, and an SBA lending unit. We also have ATMs at all branch locations, and offsite ATMs at six different non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our customers with surcharge-free access to over 43,000 ATMs across the nation and another 12,000 ATMs in foreign countries, and our customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse EFT network. To ensure that account access preferences are addressed for all customers, we also provide the following options: an internet branch which provides the ability to open deposit accounts and submit certain loan applications online; an online banking option with bill-pay and mobile banking capabilities; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is usually accessible 24 hours a day, seven days a week. We offer a multitude of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and automated payroll services for business customers. To provide non-deposit investment options we have a strategic alliance with Investment Centers of America, Inc. of Bismarck, North Dakota (ICA). Through this arrangement, registered and licensed representatives of ICA provide our customers with convenient access to annuities, insurance products, mutual funds, and a full range of investment products.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branches in more metropolitan areas have expanded we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, nor is a material portion of our loans concentrated within a single industry or group of related industries. Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including staffing additions and costs associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California in general, and specifically in many of our market areas, is highly competitive. The industry continues to consolidate, particularly with the relatively large number of FDIC-assisted takeovers of failed banks and other acquisitions of troubled banks in recent years. There are also many unregulated companies competing for business in our markets with financial products targeted at highly profitable customer segments. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to nearly all significant banking services and products. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2013 FDIC market share data for the combined four counties within which the Company operates, namely Tulare, Kern, Fresno, and Kings counties, the largest portion of deposits belongs to Wells Fargo Bank (22.1%), followed by Bank of America (16.9%). The next three institutions are multi-billion dollar institutions which have market share percentages between 6% and 7%. Bank of the Sierra ranks sixth on the 2013 market share list, with 5.1% of total deposits in the referenced four-county area. In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 18.6% of total deposits and have the largest number of branch locations (12, including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, those banks also have substantially higher lending limits. For customers whose needs exceed our legal lending limits, we typically arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have created additional pressures within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition is also impacted by federal and state interstate banking laws which permit banking organizations to expand into other states. The relatively large California market has been particularly attractive to out-of-state institutions. Competitive conditions were further intensified in the year 2000 by the enactment of the Financial Modernization Act, which made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies.

For years we have countered rising competition by offering a broad array of products with flexibility in structure and terms that cannot always be matched by our competitors. We also offer our customers community-oriented, personalized service, and rely on local promotional activity and personal contacts by our directors and employees. As noted above, layered onto our traditional personal-contact banking philosophy are technology-driven initiatives that improve customer access and convenience.

Employees

As of December 31, 2013 the Company had 314 full-time and 92 part-time employees. On a full-time equivalent basis staffing stood at 389 at December 31, 2013, down from 399 at December 31, 2012 due primarily to efficiencies being realized in our administrative departments.

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

Regulation of the Company Generally

The Company’s stock is traded on the NASDAQ Global Select Market under the symbol BSRR, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”). The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s common stock, and short swing profits rules promulgated by the SEC, under Section 16 of the Exchange Act; and certain additional reporting requirements for principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act. As a publicly traded company which had more than $75 million in public float as of June 28, 2013, the last business day of Company’s most recently completed second fiscal quarter, the Company is classified as an “accelerated filer” for purposes of its Exchange Act filing requirements.

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

The Company and the Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and related interpretative guidance with respect to affiliate transactions.  This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain requirements and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.  In addition, we must comply with the Federal Reserve Act and Regulation O issued by the Federal Reserve Board, which require that loans and extensions of credit to our executive officers, directors and principal shareholders, or any company controlled by any such persons, shall, among other conditions, be made on substantially the same terms and follow credit-underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

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

Regulation of the Bank Generally

The Bank is a California state-chartered bank and is subject to regulation, supervision and regular examination by the California Department of Business Oversight (the “DBO”) and the FDIC. Its deposits are insured by the FDIC up to the maximum limits allowable by law. In addition, while the Bank is not a member of the Federal Reserve System, the Bank is subject to certain regulations of the Federal Reserve Board. These agencies govern and regulate most aspects of the Bank’s business including investments, loans, deposits and other borrowings, dividends, capital requirements, branching, and mergers and acquisitions, and they periodically examine the Bank and require the submission of periodic reports. Supervision, legal action and examination by the FDIC are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on our ability to maintain a favorable differential, or “spread,” between our yield on interest-earning assets and the average rate paid on our deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by both domestic and foreign economic conditions, the monetary and fiscal policies of the government, and the policies and practices of regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as, for example, seeking to curb inflation and combat recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, by varying the discount rate applicable to borrowings by banks that participate in the Federal Reserve System, and through quantitative easing. The actions of the Federal Reserve Board in those areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted with any degree of certainty.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks and/or bank holding companies it regulates, which set total capital requirements and define capital in terms of Tier 1 capital and Tier 2 capital. Tier 1 capital is generally defined as the sum of core capital elements, less goodwill, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital includes the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

The minimum required ratio of qualifying Tier 1 plus Tier 2 capital to total risk-weighted assets is 8% (Total Risk-Based Capital Ratio), and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% (Tier 1 Risk-Based Capital Ratio). Risk-based capital ratios are calculated to provide a measure of capital adequacy which incorporates the degree of risk associated with a financial institution’s assets and off-balance sheet items, such as letters of credit and recourse arrangements. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2013 and 2012, Bank-only Total Risk-Based Capital Ratios were 21.35% and 19.14%, respectively, and the Bank’s Tier 1 Risk-Based Capital Ratios were 20.11% and 17.88%, respectively. As of December 31, 2013 and 2012, the consolidated Company’s Total Risk-Based Capital Ratios were 21.67% and 19.36%, respectively, and its Tier 1 Risk-Based Capital Ratios were 20.39% and 18.11%, respectively.

The FDIC and the Federal Reserve Board have also established guidelines for a financial institution’s leverage ratio, defined as Tier 1 capital to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are typically required to maintain a leverage ratio of at least 4% to 5%; however, federal regulations also provide that financial institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when an institution’s particular circumstances warrant. Bank-only leverage ratios were 14.18% and 13.17% on December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the consolidated Company’s leverage ratios were 14.37% and 13.34%, respectively.

Risk-based capital requirements also take into account concentrations of credit (based on collateral or loan types) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s risk management practices in assessing capital adequacy. Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating a financial institution’s capital adequacy, although interest rate risk does not impact the calculation of risk-based capital ratios. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital to changes in interest rates. While interest rate risk is inherent in a financial institution’s role as a financial intermediary, it introduces volatility to earnings and economic value.

In July 2013, the Federal Reserve and other federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with greater than $500 million in assets.  Under these final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank.  The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a minimum leverage ratio of 4.0%.  The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule.  Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to executive management.  The capital buffer requirement will be phased in over three years beginning in 2016, and will effectively raise the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis.

The final rules also increase the required capital for certain categories of assets, including higher-risk construction real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations.  The final rules adopt the same risk weightings for residential mortgages that existed under previous risk-based capital rules.  Similarly, the final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion at December 31, 2009, subject to a limit of 25% of Tier 1 capital.  As all of the Company’s trust preferred securities were issued prior to that date, they will continue to qualify as Tier 1 capital under the new rules.

These new minimum capital ratios will become effective for us on January 1, 2015, and the capital buffers will be fully phased in by January 1, 2019.  Based on existing capital levels at December 31, 2013, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis if such requirements were currently in effect.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment. As of December 31, 2013 and 2012, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to “critically undercapitalized” banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act financial reform legislation (Dodd-Frank) significantly revised and expanded the rulemaking, supervisory, and enforcement authority of the federal bank regulatory agencies. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank are already effective or are in the proposed rule or implementation stage:
•	a change to permanent status for the previously-implemented temporary increase in FDIC deposit insurance to $250,000;
•
authorization for financial institutions to pay interest on business checking accounts, as a result of which the Company began to pay interest on a limited number of business checking accounts in August 2011;

•
changes in an institution’s FDIC deposit insurance assessment base to its average consolidated total assets less average tangible equity, rather than its deposit base, as a result of which smaller banks are now paying proportionately less and larger banks proportionately more of aggregate insurance assessments;

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

8

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
•
expansion of restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act, and limits for derivative transactions, repurchase agreements, and securities lending and borrowing transactions;

•	the elimination of the remaining barriers to de novo interstate branching by banks; and
•	enhanced regulation of financial markets, including the derivative and securitization markets.

The Dodd-Frank Act also amended the Bank Holding Company Act to require federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds).  The statutory provision is commonly called the “Volcker Rule.”  The Federal Reserve Board together with four other government agencies issued final rules implementing the Volcker Rule in December 2013, effective April 1, 2014, but institutions will have until July 21, 2015 to conform their activities and investments to the requirements of the Volcker Rule.  We do not anticipate that the Volcker Rule will have a material effect on our operations, as we do not engage in any of the trading activities prohibited by the Volcker Rule, and we do not have any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.

Because many of the regulations related to Dodd-Frank have not yet been issued or fully implemented, the statute’s ultimate effect on the financial services industry in general, and on the Company in particular, is uncertain at this time.  However, certain provisions of Dodd-Frank will significantly impact, or already are affecting, our operations and expenses, including, for example, changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements.  Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions.  We expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under Dodd-Frank.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act, and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (DIF). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (DRR) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. However, financial institutions like Bank of the Sierra with assets of less than $10 billion are exempted from the cost of this increase. Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008.  Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution’s total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011.  The changes to the assessment base necessitated changes to assessment rates, which became effective April 1, 2011.  The revised assessment rates are lower than prior rates but the assessment base is larger, so approximately the same amount of assessment revenue is being collected by the FDIC.  We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance.  If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recent levels.  Any future increases in FDIC insurance premiums may have a material adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but was 0.64 basis points of insured deposits for the fourth quarter of 2013. Those assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (CRA) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank’s most recent rating is a “satisfactory” CRA assessment rating, assigned in August 2013.

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

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve’s Regulation E, governs transfers initiated through automated teller machines (ATMs), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (ACH) and recurring debit card transactions. Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The procedural changes and fee adjustments necessitated by those regulatory changes resulted in lower overdraft income for the Company, and could have a further adverse impact on non-interest income in the future.

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

USA Patriot Act of 2001
The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required certain regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The Patriot Act also requires all financial institutions to establish anti-money laundering programs. The Bank expanded its Bank Secrecy Act compliance staff and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act, and also implemented systems and procedures to identify suspicious banking activity and report any such activity to the Financial Crimes Enforcement Network.

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

In December 2012, the FASB issued a proposed accounting standards update on “Financial Instruments–Credit Losses” with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans and other financial instruments. Final standards have not yet been issued and no effective date for the guidance has been suggested. However, if ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current “incurred loss” model to a new “expected credit loss” model that considers more forward-looking information. That change could potentially necessitate a significant increase in our allowance for loan and lease losses, which could have a negative impact our profitability if our loan loss provision needs to be increased accordingly.

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

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may continue to be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was officially in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced during the recession and in the ensuing years, and remains at subdued levels in many parts of the Country today. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a number of institutions to fail or to require government intervention to avoid failure.

As a result of the adverse financial and economic conditions in recent years, many lending institutions, including our Company, experienced significant declines in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans.  Our nonperforming assets and credit costs (primarily our loan loss provision, net OREO costs, legal expense, and appraisal costs) have been at elevated levels since the beginning of the recession in 2007.  While we experienced significant improvement in nonperforming assets during 2013, they still totaled $45.6 million, or 5.62% of total loans plus foreclosed assets at the end of 2013, relative to only $689,000, or 0.08% of total loans and foreclosed assets at the end of 2006.  California’s San Joaquin Valley, where the Company is headquartered and has most of its branch locations, was particularly hard hit by the recession.  Unemployment levels have always been relatively high in the San Joaquin Valley, including Tulare County which is our geographic center, but recessionary conditions pushed unemployment rates to exceptionally high levels.  The unemployment rate for Tulare County reached a high of 19.2% during the most recent economic cycle, in March 2010.  It was 13.4% for December 2013, reflecting a downward trend relative to 15.9% in December 2012, 17.2% in December 2011 and 18.0% in December 2010, but it is still well above the 8.3% aggregate unemployment rate reported for California in December 2013.  In addition, as discussed below in connection with challenges to the agricultural industry, if the current drought in California continues it could have a significant negative impact on unemployment rates in our market areas.

There are indications of improving economic conditions, and the real estate sector appears to have stabilized in many of our local markets. However unemployment remains high, as noted above, and many local governments and businesses are still experiencing difficulties due to relatively low consumer and business confidence, reduced consumer spending, and a drop in tax revenues. Additional adverse market developments could further depress consumer confidence levels and payment patterns, which could cause real estate values to resume their unfavorable trends and lead to additional loan delinquencies and increased default rates.

If business and economic conditions deteriorate, the ensuing economic weakness could have one or more of the following undesirable effects on our business:
•	a lack of demand for loans, or other products and services offered by us;
•	a decline in the value of our loans or other assets secured by residential or commercial real estate;
•	a decrease in deposit balances due to increased pressure on the liquidity of our customers;
•	an impairment of our investment securities; or
•	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which in turn could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of the current drought in California.  While the Company’s nonperforming assets are currently comprised mainly of other real estate owned and loans secured by land, lots, and commercial/residential real estate, the drivers behind high levels of nonperforming assets in previous economic cycles include difficulties experienced by the agricultural industry in our market areas.  This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry.  While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in the San Joaquin Valley are ancillary to the regular production, processing, marketing and sales of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, and numerous other factors.  The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values.  Weather patterns are also of critical importance to row crop, tree fruit, and citrus production.  A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout the San Joaquin Valley.  Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights.  The state of California is currently experiencing the worst drought in recorded history.   While recent storms have mitigated the potential adverse impact to a slight extent, it is impossible to predict at present how long the drought may last.  If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business.  Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us further risks in the event of another real estate recession or natural disaster.  Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate.  At December 31, 2013, 72% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio has real estate collateral as a secondary source of repayment or as an abundance of caution.  Real estate loans on commercial buildings represented approximately 51% of all real estate loans, while construction/development and land loans were 5%, loans secured by residential properties accounted for 26%, and loans secured by farmland were 19% of real estate loans.  The Company’s $45.6 million balance of nonperforming assets at December 31, 2013 also includes nonperforming real estate loans totaling $33.3 million, and $8.2 million in foreclosed assets comprised primarily of other real estate owned (OREO).

The Central Valley residential real estate market experienced significant deflation in property values during 2008 and 2009, and foreclosures occurred at relatively high rates during and after the recession. While residential real estate values in our market areas currently appear to be stabilized or slightly increasing, if they were to slide further, and/or if this weakness impacted commercial real estate values, the Company could experience additional migration into nonperforming assets. An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses. Deterioration in real estate values might also further reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, brush fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

In addition, banking regulators give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market and related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of CRE loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Expectations for higher capital levels have also materialized. Any required increase in our allowance for loan losses could adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact financial performance measures such as earnings per share.

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial real estate, construction and land development, and commercial and industrial loans and leases (including agricultural production loans but not including SBA-guaranteed loans), comprised approximately 64% of our total loan portfolio as of December 31, 2013, and expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or one credit relationship exposes us to a greater risk of loss compared to an adverse development with respect to one residential mortgage loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2013, we had $187 million or 23% of total loans in commercial loans and leases (including agricultural production loans but not including SBA-guaranteed loans). Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

Nonperforming assets adversely affect our results of operations and financial condition, and can take significant time to resolve. Unless economic and market conditions improve further our nonperforming loans could remain at relatively high levels, which will continue to negatively impact earnings and could have a substantial adverse impact if conditions deteriorate. We do not record interest income on non-accrual loans, thereby adversely affecting our level of interest income. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in write-downs or losses. Additionally, our non-interest expense has been relatively high due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets when reappraisals reflect lower values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a more normal operating environment. A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

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

We maintain our allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio at a given date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there are loans in the portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral, and changes in the financial condition of borrowers, may lead to an increase in our estimate of probable losses or cause actual loan losses to exceed our current allowance. In addition, the FDIC and the DBO, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses based on their judgment, which may be different from that of our management. Any such increase in the allowance required by the FDIC or the DBO could also hurt our business.

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

Our expenses could increase as a result of increases in FDIC insurance premiums. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below that level. Bank failures during and after the recent recession depleted the deposit insurance fund balance, which was in a negative position from the end of 2009 through the first quarter of 2011. The balance had increased to $40.8 billion with a resulting reserve ratio of 0.68% as of September 30, 2013. The FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopted a new assessment base and established new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009, and required the prepayment of three years of estimated FDIC insurance premiums at the end of 2009. It is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures over the past few years. Any further premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability.  The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services, which may limit our ability to attract and retain banking customers.  In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry.  Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs.  We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet.  Recent technology advances and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks.  For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits.  Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks.  The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits.  The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

In addition, with the large number of bank failures in the past few years customers have been more concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than deposits.

If we are not able to successfully keep pace with technological changes affecting the industry, our business could be hurt. The financial services industry is constantly undergoing technological change, with the frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better service clients and reduce costs. Our future success depends, in part, upon our ability to respond to the needs of our clients by using technology to provide desired products and services and create additional operating efficiencies. Some of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients. Failure to successfully keep pace with technological change in the financial services industry could have a material adverse impact on our business and, in turn, on our financial condition and results of operations.

Confidential customer information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and ability to generate deposits.  We provide our customers the ability to bank online.  The secure transmission of confidential information over the Internet is a critical element of online banking.  Our network or those of our customers could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems.  We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.  To the extent that our activities or those of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems, and could adversely affect our reputation and our ability to generate deposits.

If our information systems were to experience a system failure, our business and reputation could suffer.  We rely heavily on communications and information systems to conduct our business.  The computer systems and network infrastructure we use could be vulnerable to unforeseen problems.  Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, and network infrastructure from physical damage due to fire, power loss, telecommunications failure or a similar catastrophic event.  We have protective measures in place to prevent or limit the effect of the failure or interruption of our information systems, and will continue to upgrade our security technology and update procedures to help prevent such damage.  However, if such failures or interruptions were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to a variety of operational risks, including reputational risk, legal risk, compliance risk, the risk of fraud or theft by employees or outsiders, and the risk of clerical or record-keeping errors, which may adversely affect our business and results of operations. If personal, non-public, confidential or proprietary customer information in our possession were to be mishandled or misused, we could suffer significant regulatory consequences, reputational damage and financial loss. This could occur, for example, if information was erroneously provided to parties who are not permitted to have the information, either by fault of our systems, employees, or counterparties, or where such information is intercepted or otherwise inappropriately taken by third parties.

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

Previously enacted and potential future financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Dodd-Frank is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented, the full extent to which they will impact our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:
•	an increase in our cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation of our ability to expand consumer product and service offerings due to more stringent consumer protection laws and regulations;
•	a material negative impact on our cost of funds when market interest rates increase, pursuant to the authorization for financial institutions to pay interest on business checking accounts;
•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we charge; and
•	a potential increase in competition due to the elimination of remaining barriers to de novo interstate branching.

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

Changes in interest rates could adversely affect our profitability, business and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the re-pricing frequency of, our interest-bearing liabilities and interest-earning assets. In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments. Accordingly, changes in market interest rates could materially and adversely affect the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

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

The value of the securities in our investment portfolio may be negatively affected by disruptions in securities markets. The market for some of the investment securities held in our portfolio has experienced volatility and disruption in recent years. These market conditions may have a detrimental effect on the value of our securities, such as reduced valuations because of the perception of heightened credit risks or due to illiquid markets for certain securities. There can be no assurance that the declines in market value associated with these disruptions will not result in other-than-temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 72% of our loan portfolio at December 31, 2013 consisted of real estate loans. In the normal course of business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuated significantly or the trading market for our stock is not active.  The trading price of our common stock could be impacted by a number of factors, many of which are outside our control.  Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and cannot always be characterized as an active trading market.  A limited trading market for our common stock may exaggerate fluctuations in the value of our common stock, leading to price volatility in excess of that which would occur in a more active trading market.  In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock.  Factors that could affect our common stock price in the future include but are not necessarily limited to the following:
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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in recent years. As a result, the market price of our common stock has been, and could continue to be, volatile. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to the issuers’ underlying financial strength.

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

The Company relies heavily on the payment of dividends from the Bank. Other than $1.3 million in cash available at the holding company level at December 31, 2013, the Company’s ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital ratio requirements are increased; (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid and their frequency and amount will also depend on the financial condition and performance of the Bank, and the discretion of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 24,000,000 shares of common stock, and as of December 31, 2013 we had 14,217,199 shares of our common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. In addition, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted. As of December 31, 2013, there were outstanding options to purchase an aggregate of 746,430 shares of our common stock with an average exercise price of $14.65 per share. At the same date there were an additional 780,920 shares available for grant under our 2007 Stock Incentive Plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. Properties

The Company’s administrative headquarters is in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. Both of those buildings reside on unencumbered property owned by the Company. The Company also owns unencumbered property on which 14 of our other offices are located, namely the following branches: Porterville West Olive, Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, and Visalia Mooney. The remaining branches, as well as our technology center in Porterville and our six remote ATM locations, are leased from unrelated parties. While limited branch expansion is planned, management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

Item 3. Legal Proceedings

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Company is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the financial condition of the Company.

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

	Sale Price of the Company’s		Approximate
Calendar	Common Stock (per share)		Trading Volume
Quarter Ended	High	Low	In Shares
March 31, 2012	$10.21	$8.73	1,472,347
June 30, 2012	$10.20	$8.42	1,302,810
September 30, 2012	$13.00	$9.35	1,218,617
December 31, 2012	$12.72	$9.80	1,437,301
March 31, 2013	$13.35	$11.45	1,115,428
June 30, 2013	$14.93	$12.01	1,365,473
September 30, 2013	$17.04	$13.74	1,375,776
December 31, 2013	$19.89	$15.77	1,274,075
(b)   Holders
As of January 31, 2014 there were approximately 3,781 shareholders of the Company’s Common Stock.  Per our stock transfer agent there were 541 registered holders of record, and per Broadridge, an investor communication company, there were approximately 3,240 beneficial holders with shares being held under a street name on that date, including “objecting beneficial owners” whose names and addresses are unavailable.

(c)   Dividends

The Company paid cash dividends totaling $3.7 million, or $0.26 per share in 2013, and $3.4 million, or $0.24 per share in 2012. This represents 28% of annual net earnings for dividends paid in 2013 and 41% in 2012. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, at a time when many of our peers elected to suspend dividend payments, the Company’s Board concluded that we should maintain the payment of a certain level of dividend as long as our core operating performance remains adequate and policy or regulatory restrictions do not preclude such payments, without regard to peer payout ratios. While we have paid a consistent level of quarterly dividends in the past few years, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends from the Bank.  The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, regulatory standing, current and anticipated capital requirements, and other factors deemed relevant by the Bank’s Board of Directors.  The power of the Bank’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions.  Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Business Oversight, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.  The payment of any cash dividends by the Bank will depend not only upon the Bank’s earnings during a specified period, but also on the Bank meeting certain regulatory capital requirements.

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

(d)   Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to options outstanding and available under our 2007 Stock Incentive Plan and the now-terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	746,430	$14.65	780,920

(e)   Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2008 and reinvestment of dividends:

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Sierra Bancorp	100.00	37.68	54.11	45.38	60.37	86.49
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87
SNL Bank	100.00	98.97	110.90	85.88	115.90	159.12

Source : SNL Financial LC, Charlottesville, VA

(f)    Stock Repurchases

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date.  The plan was effectively dormant from April 2008 until January 2013, at which time the Company’s Board decided to reactivate the stock repurchase plan and increase the number of shares authorized and available for repurchase to a total of 700,000 shares.  The reactivation does not provide assurance that a specific quantity of shares will be repurchased, however, and the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations.  There were no stock repurchases during 2013, so the number of shares available for repurchase as of December 31, 2013 remains at 700,000.

Item 6.  Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein.  The selected financial data as of December 31, 2013 and 2012, and for each of the years in the three year period ended December 31, 2013, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report.  The selected financial data presented for earlier years is derived from our audited financial statements which are not included in this Annual Report.  Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data
(dollars in thousands, except per share data)
	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
Income Statement Summary
Interest income	$51,785	$54,902	$58,614	$63,831	$70,146
Interest expense	3,221	4,321	5,657	7,649	12,177
Net interest income before provision for loan losses	48,564	50,581	52,957	56,182	57,969
Provision for loan losses	4,350	14,210	12,000	16,680	21,574
Non-interest income	17,063	18,126	14,992	19,265	17,279
Non-interest expense	44,815	46,656	47,605	51,638	44,138
Income before provision for income taxes	16,462	7,841	8,344	7,129	9,536
Provision (benefit) for income taxes	3,093	(344)	564	(234)	608
Net Income	13,369	8,185	7,780	7,363	8,928

Balance Sheet Summary
Total loans, net	793,087	867,078	740,929	783,601	859,875
Allowance for loan losses	(11,677)	(13,873)	(17,283)	(21,138)	(23,715)
Securities available for sale	425,044	380,188	406,471	331,730	278,168
Cash and due from banks	78,006	61,818	63,036	42,435	66,234
Federal funds sold	-	-	-	210	-
Foreclosed Assets	8,185	19,754	15,364	20,691	25,654
Premises and equipment, net	20,393	21,830	20,721	20,190	20,069
Total Interest-Earning assets	1,255,055	1,279,932	1,185,647	1,137,805	1,194,700
Total Assets	1,410,249	1,437,903	1,335,405	1,286,571	1,335,549
Total Interest-Bearing liabilities	845,084	895,434	852,308	860,944	953,156
Total Deposits	1,174,179	1,174,034	1,086,268	1,052,274	1,125,432
Total Liabilities	1,228,575	1,264,011	116,841	1,126,974	1,201,069
Total Shareholders' Equity	181,674	173,892	168,564	159,597	134,480
Per Share Data
Net Income Per Basic Share	0.94	0.58	0.55	0.61	0.86
Net Income Per Diluted Share	0.94	0.58	0.55	0.60	0.86
Book Value	12.78	12.33	11.95	11.42	11.57
Cash Dividends	0.26	0.24	0.24	0.24	0.40
Weighted Average Common Shares Outstanding Basic	14,155,927	14,103,805	14,036,667	12,109,717	10,343,502
Weighted Average Common Shares Outstanding Diluted	14,290,150	14,120,313	14,085,201	12,192,345	10,415,084
Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	7.56%	4.74%	4.73%	5.16%	7.56%
Return on Average Assets (2)	0.96%	0.59%	0.59%	0.56%	0.68%
Net Interest Spread (tax-equivalent) (3)	3.90%	4.08%	4.41%	4.72%	4.74%
Net Interest Margin (tax-equivalent)	4.02%	4.22%	4.59%	4.89%	5.00%
Dividend Payout Ratio (4)	27.52%	41.35%	43.29%	39.86%	46.76%
Equity to Assets Ratio (5)	12.72%	12.51%	12.37%	10.82%	9.03%
Efficiency Ratio (tax-equivalent)	66.63%	66.81%	67.83%	67.25%	57.69%
Net Loans to Total Deposits at Period End	67.54%	73.85%	68.21%	74.47%	76.40%
Asset Quality Ratios:
Non-Performing Loans to Total Loans	4.66%	6.03%	7.41%	5.71%	5.31%
Non-Performing Assets to Total Loans and Other Real Estate Owned	5.62%	8.10%	9.25%	8.07%	7.98%
Net Charge-offs (recoveries) to Average Loans	0.81%	2.23%	2.06%	2.26%	1.40%
Allowance for Loan Losses to Net Loans at Period End	1.47%	1.60%	2.33%	2.70%	2.76%
Allowance for Loan Losses to Non-Performing Loans	31.21%	26.13%	30.80%	46.00%	50.49%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	14.37%	13.34%	14.11%	13.84%	11.91%
Tier 1 Capital to Total Risk-weighted Assets	20.39%	18.11%	20.46%	19.06%	15.41%
Total Capital to Total Risk-weighted Assets	21.67%	19.36%	21.72%	20.33%	16.67%

(1)	Net income divided by average shareholders' equity.
(2)	Net income divided by average total assets.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Total dividends paid divided by net income.
(5)	Average equity divided by average total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2013 and December 31, 2012, and the results of operations for each of the years in the three-year period ended December 31, 2013.  The discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The financial information and disclosures contained within those statements are significantly impacted by Management’s estimates and judgments, which are based on historical experience and incorporate various assumptions that are believed to be reasonable under current circumstances.  Actual results may differ from those estimates under divergent conditions.

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations.  In Management’s opinion, the Company’s critical accounting policies deal with the following areas:  the establishment of the Company’s allowance for loan and lease losses, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Loan Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 2 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill, which is evaluated annually for impairment based on the fair value of the Company and for which it has been determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis.  Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

Summary of Performance

A relatively weak or contracting economy has contributed to relatively high credit costs, diminished lending activity, and associated earnings pressures at the Company for the past six years.  Industry-wide regulatory pressures on certain components of non-interest income have exacerbated the negative impact of the economy on our financial performance.  There were signs of positive progress in 2013, however, as the Company’s credit costs started to trend down as a result of the strengthening economy and rising real estate values.  Certain regions of California, including Kern County, have shown relatively strong economic improvement, but the recovery has been slower to take hold in Tulare, Fresno, and Kings Counties.  The Company recognized net income of $13.369 million in 2013, relative to $8.185 million in 2012 and $7.780 million in 2011.  This represents year-over-year increases for both 2013 and 2012, but net income is still well below levels achieved in pre-recession years.  Net income per diluted share was $0.94 in 2013, as compared to $0.58 for 2012 and $0.55 in 2011.  The Company’s return on average assets and return on average equity were 0.96% and 7.56%, respectively, in 2013, as compared to 0.59% and 4.74%, respectively, in 2012, and 0.59% and 4.73%, respectively, for 2011.

The following are some of the major factors impacting the Company’s results of operations for the years presented in the consolidated financial statements:

•	Our loan loss provision totaled $4.350 million in 2013, $14.210 million in 2012, and $12.000 million in 2011. Our loan loss provision in recent years has been much higher than in pre-recession years, due to the establishment of specific reserves for impaired loans that have migrated into impaired status, the replenishment of reserves subsequent to loan charge-offs, and the buildup of general reserves for performing loans due to higher historical loss factors. The reduction of $9.860 million in the loan loss provision in 2013 had the single largest impact on our improvement in net income, and was enabled by a lower level of impaired loans and declining general reserves for non-impaired loans consistent with lower loan balances and improved credit quality.

•	Net interest income has been declining, falling by 4% in 2013 relative to 2012 and 4% in 2012 relative to 2011 due to net interest margin compression. Negative factors affecting the Company’s net interest margin in recent years include competitive pressures on loan yields, a shift from higher yielding loan categories to lower-yielding loan types, and relatively large increases in lower-yielding investment balances and balances held at the Federal Reserve Bank.

•	Non-interest income fell by $1.063 million, or 6%, in 2013 relative to 2012, but increased by $3.134 million, or 21%, in 2012 over 2011. The largest impact on non-interest income came from non-recurring gains on the sale of investment securities totaling $1.762 million in 2012 and $1.660 million in 2011, and a $1.370 impairment charge taken on equity investment securities in 2011. Some of the variability in non-interest income also arose from non-recurring adjustments that lowered costs associated with tax credit investments in 2012.

•	Operating expense, which has been elevated relative to pre-recession years due primarily to OREO costs and other credit-related expenses, reflects favorable trends in 2013 and 2012. The drop of $1.841 million, or 4%, in total operating expense in 2013 is mainly due to lower net costs on foreclosed assets, partially offset by higher salaries and benefits. The drop of $949,000, or 2%, in 2012 is also due in large part to declining credit costs (including net foreclosed asset costs and lending-related legal expense).

•	The Company had a tax provision of $3.093 million in 2013, a tax benefit of $344,000 in 2012, and a tax provision of $564,000 in 2011. The higher tax provisioning rate in 2013 is due to an increase in taxable income relative to the Company’s available tax credits, while the tax benefit in 2012 was primarily the result of lower taxable income relative to the Company’s available tax credits.

The Company’s assets totaled $1.410 billion at December 31, 2013, relative to total assets of $1.438 billion at December 31, 2012.  Total liabilities were $1.229 billion at the end of 2013 compared to $1.264 billion at the end of 2012, and shareholders’ equity totaled $182 million at December 31, 2013 relative to $174 million at December 31, 2012.  The following summarizes key balance sheet changes during 2013:

•
Total assets dropped by $28 million, or 2%.  The decline in total assets resulted from lower loan balances and a reduction in foreclosed assets, partially offset by increases in investment securities, balances due from the Federal Reserve Bank, and cash.

•
Gross loans and leases were down $77 million, or 9%, for the year.  Loan volume was largely impacted by a $97 million decline in mortgage warehouse loans resulting from lower credit line utilization, and a $16 million reduction in nonperforming loans.  The Company experienced relatively strong growth in agricultural loans and commercial real estate loans, however.

•
Nonperforming assets ended 2013 at $46 million, representing a reduction of $27 million, or 37%, for the year and putting us well below our peak balance of $80 million reported at September 30, 2009.  The net decline during 2013 is comprised of a $16 million reduction in loans on non-accrual status and a $12 million reduction in foreclosed assets.  The Company’s ratio of nonperforming assets to loans plus foreclosed assets fell to 5.62% at December 31, 2013, from 8.10% at December 31, 2012.

•
Our allowance for loan and lease losses totaled $11.7 million as of December 31, 2013, a decline of $2.2 million, or 16%, relative to year-end 2012.  The drop during 2013 was due to lower specific reserves consistent with the reduction in impaired loans, and a reduction in general reserves consistent with lower loan balances and improvement in asset quality.  The allowance fell to 1.45% of total loans at December 31, 2013 from 1.58% of total loans at December 31, 2012.  Pursuant to management’s detailed analysis, the allowance as of the end of 2013 is expected to be sufficient to cover specifically identified probable losses on impaired loans and leases, as well as probable incurred losses inherent in the remaining loan portfolio.

29

•
Deposits reflect the same total at December 31, 2013 as at December 31, 2012, despite fairly significant changes in the composition of deposits.  Core non-maturity deposits were up $42 million, or 5%, but growth in non-maturity deposits was offset by the maturity of a $5 million brokered time deposit and the runoff of $37 million in customer time deposits.  Much of the time deposit runoff resulted from the intentional non-renewal of deposits under the management our Treasury Department, due to our abundant liquidity position.

•
Total capital increased by $8 million, or 4%, to $182 million at December 31, 2013.  Risk-based capital ratios increased, as well, due to a higher level of capital and a drop in risk-adjusted assets.  At December 31, 2013, the consolidated Company’s Total Risk-Based Capital Ratio was 21.67%, its Tier One Risk-Based Capital Ratio was 20.39%, and its Tier One Leverage Ratio was 14.37%.

Results of Operations

Net income was $13.369 million in 2013, an increase of $5.184 million, or 63%, relative to 2012.  The Company earns income from two primary sources.  The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money.  The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance.  The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $48.564 million in 2013, compared to $50.581 million in 2012 and $52.957 million in 2011.  This represents declines of 4% in both 2013 and 2012.  The level of net interest income depends on several factors in combination, including but not necessarily limited to growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the volume of earning assets relative to interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  Net interest income can also be impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and by the recovery of interest on loans that have been on non-accrual and are either sold or returned to accrual status.

The following Distribution, Rate and Yield table shows, for each of the past three years, the average balance of each significant balance sheet category and the interest income or interest expense associated with each applicable category.  The table also displays the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Distribution, Rate & Yield	Year Ended December 31,
(dollars in thousands, except per share data)	2013			2012			2011
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Assets
Investments:
Federal funds sold/Due from banks	$40,522	$102	0.25%	$26,558	$70	0.26%	$25,930	$68	0.26%
Taxable	309,944	4,899	1.58%	335,553	6,280	1.87%	319,635	8,732	2.73%
Non-taxable	86,591	2,737	4.86%	77,646	2,703	5.36%	73,108	2,834	5.96%
Equity	2,211	17	0.77%	1,755	84	4.79%	1,508	21	1.39%
Total Investments	439,268	7,755	2.10%	441,512	9,137	2.40%	420,181	11,655	3.14%
Loans and Leases:(3)
Agricultural	24,922	1,011	4.06%	17,231	760	4.41%	13,847	648	4.68%
Commercial	188,970	9,677	5.12%	171,344	9,157	5.34%	104,293	6,224	5.97%
Real Estate	517,580	31,064	6.00%	525,594	32,981	6.27%	553,063	35,970	6.50%
Consumer	24,422	2,121	8.68%	30,307	2,638	8.70%	39,928	3,731	9.34%
Direct Financing Leases	2,915	157	5.39%	4,233	229	5.41%	6,723	386	5.74%
Other	45,724	-	0.00%	40,624	-	0.00%	50,047	-	0.00%
Total Loans and Leases	804,533	44,030	5.47%	789,333	45,765	5.80%	767,901	46,959	6.12%
Total Interest Earning Assets (4)	1,243,801	51,785	4.28%	1,230,845	54,902	4.57%	1,188,082	58,614	5.06%
Other Earning Assets	6,099			6,579			7,735
Non-Earning Assets	139,953			142,887			133,733
Total Assets	$1,389,853			$1,380,311			$1,329,550

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$83,757	$281	0.34%	$69,281	$257	0.37%	$24,707	$137	0.55%
NOW	195,689	359	0.18%	194,249	556	0.29%	179,253	860	0.48%
Savings Accounts	133,019	285	0.21%	107,672	241	0.22%	85,568	203	0.24%
Money Market	71,339	94	0.13%	78,775	127	0.16%	132,208	506	0.38%
CDAR's	13,785	36	0.26%	17,999	52	0.29%	36,335	199	0.55%
Certificates of Deposit<$100,000	89,604	420	0.47%	106,403	619	0.58%	142,753	1,001	0.70%
Certificates of Deposit≥$100,000	211,541	823	0.39%	223,611	1,154	0.52%	204,185	1,223	0.60%
Brokered Deposits	11,233	157	1.40%	15,000	202	1.35%	12,986	176	1.36%
Total Interest Bearing Deposits	809,967	2,455	0.30%	812,990	3,208	0.39%	817,995	4,305	0.53%
Borrowed Funds:
Federal Funds Purchased	2	-	0.00%	-	-	0.00%	4	-	0.19%
Repurchase Agreements	2,876	13	0.45%	3,441	21	0.61%	2,371	16	0.67%
Short Term Borrowings	3,497	6	0.17%	15,234	37	0.24%	5,637	39	0.69%
Long Term Borrowings	1,041	33	3.17%	6,967	281	4.03%	15,000	569	3.79%
TRUPS	30,928	714	2.31%	30,928	774	2.50%	30,928	728	2.35%
Total Borrowed Funds	38,344	766	2.00%	56,570	1,113	1.97%	53,940	1,352	2.51%
Total Interest Bearing Liabilities	848,311	3,221	0.38%	869,560	4,321	0.50%	871,935	5,657	0.65%
Non-interest Bearing Demand Deposits	348,579			319,501			276,363
Other Liabilities	16,184			18,551			16,744
Shareholders' Equity	176,779			172,699			164,508
Total Liabilities and Shareholders' Equity	$1,389,853			$1,380,311			$1,329,550

Interest Income/Interest Earning Assets			4.28%			4.57%			5.06%
Interest Expense/Interest Earning Assets			0.26%			0.35%			0.47%
Net Interest Income and Margin(5)		$48,564	4.02%		$50,581	4.22%		$52,957	4.59%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan Fees were $(10,967), $5,476 and $(635,719) for the years ended December 31, 2013, 2012, and 2011 respectively.
(4)	Non-accrual loans have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the comparative periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates.  Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances.  Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance.  The fact that 2013 had one less day than 2012, which was a leap year, contributed to the decline in net interest income in 2013 (the $133,000 unfavorable variance attributable to one less day impacted both rate and volume variances in the table below).

Volume & Rate Variances	Years Ended December 31,
(dollars in thousands)	2013 over 2012			2012 over 2011
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$37	$(5)	$32	$2	$0	$2
Taxable	(479)	(902)	(1,381)	435	(2,887)	(2,452)
Non-taxable(1)	311	(277)	34	176	(307)	(131)
Equity	22	(89)	(67)	3	60	63
Total Investments	(109)	(1,273)	(1,382)	616	(3,134)	(2,518)

Loans and Leases:
Agricultural	339	(88)	251	158	(46)	112
Commercial	942	(422)	520	4,001	(1,068)	2,933
Real Estate	(503)	(1,414)	(1,917)	(1,787)	(1,202)	(2,989)
Consumer	(512)	(5)	(517)	(899)	(194)	(1,093)
Direct Financing Leases	(71)	(1)	(72)	(143)	(14)	(157)
Other	-	-	-	-	-	-
Total Loans and Leases	194	(1,929)	(1,735)	1,330	(2,524)	(1,194)
Total Interest Earning Assets	$85	$(3,202)	$(3,117)	$1,946	$(5,658)	$(3,712)

Liabilities
Interest Bearing Deposits:
Demand	$54	$(30)	$24	$247	$(127)	$120
NOW	4	(201)	(197)	72	(376)	(304)
Savings Accounts	57	(13)	44	52	(14)	38
Money Market	(12)	(21)	(33)	(205)	(174)	(379)
CDAR's	(12)	(4)	(16)	(100)	(47)	(147)
Certificates of Deposit < $100,000	(98)	(101)	(199)	(255)	(127)	(382)
Certificates of Deposit ≥ $100,000	(62)	(269)	(331)	116	(185)	(69)
Brokered Deposits	(51)	6	(45)	27	(1)	26
Total Interest Bearing Deposits	(120)	(633)	(753)	(46)	(1,051)	(1,097)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	(3)	(5)	(8)	7	(2)	5
Short Term Borrowings	(29)	(2)	(31)	66	(68)	(2)
Long Term Borrowings	(239)	(9)	(248)	(305)	17	(288)
TRUPS	-	(60)	(60)	-	46	46
Total Borrowed Funds	(271)	(76)	(347)	(232)	(7)	(239)
Total Interest Bearing Liabilities	(391)	(709)	(1,100)	(278)	(1,058)	(1,336)
Net Interest Income	$476	$(2,493)	$(2,017)	$2,224	$(4,600)	$(2,376)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance for 2013 relative to 2012 was a favorable $476,000, primarily due to growth of $13 million in average interest-earning assets that was enhanced by relatively strong growth in the average balances of lower-cost customer deposits. A shift within loans from higher-yielding real estate and consumer loans into lower-yielding commercial and agricultural loans partially offset some of the favorable dynamics impacting our volume variance for the comparative periods, as did a volume shift within average investment balances, from higher-yielding bonds into lower-yielding balances held at the Federal Reserve Bank (FRB).

The impact of interest rate changes resulted in a $2.493 million unfavorable rate variance in net interest income for 2013 relative to 2012. Our weighted average yield on interest-earning assets fell 29 basis points due to lower loan rates stemming from intense competition for quality loans, and lower investment yields resulting from the runoff of higher-yielding bonds and an increase in relatively low-yielding FRB balances. By comparison, our weighted average cost of interest-bearing liabilities was just 12 basis points lower. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for 2012, the base period for the rate variance calculation, was $361 million, meaning that the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Partially alleviating the negative pressures on our rate variance for the quarterly comparison were $233,000 in net interest recoveries plus a $97,000 prepayment penalty received in 2013, relative to $276,000 in net interest reversals in 2012.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.02% in 2013, a decline of 20 basis points relative to 2012. The principal adverse factors impacting our net interest margin in 2013 include competitive pressures on loan yields and an increase in low-yielding average balances at the FRB. Partially offsetting the negative developments were a shift in average balances from non-deposit borrowings and higher-cost time deposits into lower-cost non-maturity deposits, an increase in the average balance of non-interest bearing demand deposits, and net interest recoveries in 2013 relative to net interest reversals in 2012.

Net interest income declined in 2012 relative to 2011 due to a drop of 37 basis points in our net interest margin, with the margin decline partially offset by a $43 million increase in average interest-earning assets. The principle negative factors impacting our net interest margin in 2012 include relatively strong growth in lower-yielding investment balances, a shift from higher yielding loan categories to lower-yielding loan types, lower loan yields resulting from increased competition, and more net interest reversals. Having a favorable effect on our net interest margin were a relatively large increase in the average balance of non-interest bearing demand deposits, a shift in average interest-bearing deposit balances from higher-cost deposits into lower-cost deposit categories, and a drop in deposit rates.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. Economic challenges have contributed to higher loan loss provisions for the past several years than in prior periods of strong economic growth, due to the negative impact of recessionary conditions on many of our borrowers and the resulting credit challenges in our loan portfolio. The Company’s loan loss provision totaled $4.350 million in 2013, $14.210 million in 2012, and $12.000 million in 2011. The provision reflects a decrease of $9.860 million, or 69%, in 2013 relative to 2012, but increased by $2.210 million, or 18%, in 2012 relative to 2011. For the past few years our loan loss provision has been utilized to establish specific reserves for impaired loans that have migrated into impaired status, enhance specific reserves on other impaired collateral-dependent loans that might have experienced deterioration in the value of underlying collateral, replenish reserves subsequent to loan charge-offs, and build general reserves for performing loans due to higher historical loss factors. The reduction in 2013 was enabled by a lower level of impaired loans, and declining general reserves for non-impaired loans consistent with lower loan balances and improved credit quality.

The Company’s loan loss provisions have been sufficient to maintain an allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans, as well as probable incurred losses in the remaining loan portfolio.  When available information confirms that specific loans and leases, or portions thereof, are uncollectible, those amounts are immediately charged off against the allowance.  Net loans charged off in 2013 totaled $6.546 million, relative to $17.620 million in 2012 and $15.855 million in 2011.  The Company’s loan loss provision was lower than loan charge-offs for all three years, since many of the charge-offs were taken against previously-established specific reserves and did not directly result in the need for reserve replenishment via the loan loss provision.

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

Non-interest Revenue and Operating Expense

The table below sets forth the major components of the Company’s non-interest revenue and operating expense, along with relevant ratios, for the years indicated:

	Year Ended December 31,
	2013	% of Total	2012	% of Total	2011	% of Total
NON-INTEREST REVENUE:
Service charges on deposit accounts	$9,022	52.87%	$9,676	53.38%	$9,543	63.65%
Credit card fees	462	2.71%	390	2.15%	411	2.74%
Checkcard fees	3,749	21.97%	2,787	15.38%	2,519	16.80%
Other service charges and fees	2,372	13.90%	2,060	11.36%	1,949	13.00%
Bank owned life insurance income	1,787	10.47%	1,420	7.83%	934	6.23%
Gains on sale of loans	129	0.76%	183	1.01%	139	0.93%
Gain on sales investment securities	6	0.04%	1,762	9.72%	1,660	11.07%
Other-than-temporary impairment losses
on equity securities	-	0.00%	-	0.00%	(1,370)	-9.14%
(Loss) on tax credit investment	(1,063)	-6.23%	(395)	-2.18%	(885)	-5.90%
Other	599	3.51%	243	1.35%	92	0.62%
Total non-interest revenue	17,063	100.00%	18,126	100.00%	14,992	100.00%
As a % of average interest-earning assets		1.37%		1.47%		1.26%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	21,920	48.91%	20,734	44.44%	20,669	43.42%
Occupancy costs
Furniture and equipment	1,964	4.38%	2,061	4.42%	2,366	4.97%
Premises	4,310	9.62%	4,320	9.26%	4,392	9.23%
Advertising and marketing costs	1,960	4.37%	1,771	3.80%	2,051	4.31%
Data processing costs	1,987	4.43%	1,807	3.87%	1,523	3.20%
Deposit services costs	1,980	4.42%	2,266	4.86%	2,516	5.29%
Loan services costs
Loan processing	999	2.23%	1,035	2.22%	1,082	2.27%
Foreclosed Assets	1,529	3.41%	4,914	10.53%	5,226	10.98%
Other operating costs
Telephone and data communications	1,613	3.60%	1,549	3.32%	1,291	2.71%
Postage and mail	713	1.59%	718	1.54%	576	1.21%
Other	682	1.52%	765	1.64%	886	1.86%
Professional services costs
Legal and accounting	1,688	3.77%	1,252	2.68%	1,719	3.61%
Other professional services costs	2,455	5.48%	2,202	4.72%	2,222	4.67%
Stationery and supply costs	657	1.47%	738	1.58%	705	1.48%
Sundry & tellers	358	0.80%	524	1.12%	381	0.79%
Total other operating expense	$44,815	100.00%	$46,656	100.00%	$47,605	100.00%
As a % of average interest-earning assets		3.60%		3.79%		4.01%
Net non-interest income as a % of average
interest-earning assets		-2.23%		-2.32%		-2.75%
Efficiency ratio (1)		66.63%		66.81%		67.83%

(1) Tax Equivalent

The Company’s results reflect a decline in total non-interest income of $1.063 million, or 6%, in 2013 relative to 2012, and an increase of $3.134 million, or 21%, for 2012 over 2011. While the primary reasons for these fluctuations are discussed in greater detail below, several items of a non-recurring nature have had a significant impact on non-interest income over the past few years. For 2013 those items include $397,000 in life insurance proceeds received in the fourth quarter, and a $100,000 non-recurring signing incentive received in conjunction with our merchant processing vendor conversion in the first quarter. In 2012, non-recurring items include gains on the sale of investments totaling $1.762 million, accrual adjustments to costs associated with tax credit investments and other limited partnership investments, and life insurance proceeds totaling $87,000. In 2011, non-recurring items include a $1.660 million gain on the sale of investment securities and a $1.370 million other-than-temporary impairment charge on equity investment securities. Variability in income on BOLI associated with deferred compensation plans also contributed to the year-to-year changes in total non-interest income. Furthermore, there were significant fluctuations within non-interest income due in large part to fees that are reflected in other service charges, commissions and fees in 2013 but which were included with service charges on deposits in 2012.

The principal component of non-interest revenue, namely service charges on deposit accounts, declined by $654,000, or 7%, in 2013 relative to 2012. Deposit service charges fell in 2013 as the result of certain debit card interchange fees that were included with service charges on deposits in 2012 but which were reclassified to other service charges in 2013; without the reclassification, deposit service charges would have increased slightly due to higher levels of overdraft income and other fees. Deposit service charges increased by $133,000, or 1%, in 2012 over 2011, since a drop in overdraft and returned item charges was more than offset by increases in other deposit-related income. The Company’s ratio of service charge income to average transaction account balances was 1.4% in 2013, down from 1.7% in 2012 and 2.0% in 2011.

The next line item under other operating income is credit card fees, which consist primarily of credit card interchange fees. Despite the sale of all credit card balances in 2007, we still receive a portion of the interchange and interest income from credit cards issued in our name. Credit card fees increased by $72,000, or 18%, in 2013 over 2012, but declined by $21,000, or 5%, in 2012 relative to 2011.

Checkcard fees, which represent interchange fees from electronic funds transactions (EFT), increased by $962,000, or 35%, in 2013 over 2012, and also increased by $268,000, or 11%, in 2012 over 2011. The increase in 2013 includes the impact of the aforementioned reclassification of debit card interchange fees, and both 2013 and 2012 were favorably impacted by fees earned on cards issued on new retail deposit accounts as well as increased usage per card. The rising popularity of point-of-sale transactions leads us to believe that the upward trend in the number of such transactions will likely continue, although that will not necessarily translate into higher fees since interchange rates could decline.

Other service charges and fees also constitute a relatively large portion of non-interest income, with the principal components consisting of ATM fees from transactions not associated with deposit customers (also referred to as foreign ATM fees), dividends on restricted stock, currency order fees, and other fees for merchant services. Other service charges, commissions, and fees increased by $312,000, or 15%, in 2013 over 2012, and by $111,000, or 6%, in 2012 over 2011. The increase in 2013 was primarily in dividends received on restricted stock, while the increase in 2012 came from relatively small increases in numerous categories.

Bank-owned life insurance income increased by $367,000, or 26%, in 2013 over 2012, and by $486,000, or 52%, in 2012 over 2011, mainly from increases in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At December 31, 2013, the Company had $35.3 million invested in single-premium general account BOLI, which generates income that is used to help offset expenses associated with executive salary continuation plans, director retirement plans and certain other employee benefits. General account BOLI income is typically fairly consistent with interest credit rates that do not change frequently, but rate reductions have led to slightly reduced income levels in recent periods. A $5 million incremental investment in BOLI at the end of the third quarter of 2011 supplemented our general account BOLI income, and contributed to the overall increase in BOLI income in 2012. In addition to general account BOLI, the Company had $4.2 million invested in separate account BOLI at December 31, 2013, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. Deferred compensation accounts have returns pegged to participant-directed investment allocations, and are thus subject to gains or losses which often contribute to significant fluctuations in income from period to period. There was a gain on separate account BOLI totaling $770,000 in 2013 relative to a gain of $339,000 in 2012, for an increase in separate account BOLI income of $431,000 for the comparative years. The comparison of 2012 over 2011 also reflects an absolute increase of $431,000 in separate account BOLI income, due to the $339,000 gain in 2012 relative to a loss of $92,000 in 2011. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

Gains on loan sales dropped by $54,000, or 30%, in 2013 relative to 2012, but increased by $44,000 or 32%, in 2012 over 2011. Loan sale income tends to fluctuate with changes in mortgage lending activity. In 2013 we realized only $6,000 in gains on the sale of investments, but investment gains totaled $1.762 million in 2012 and $1.660 million in 2011. The net gain on investments for 2012 was due primarily to gains realized in the fourth quarter, subsequent to the sale of approximately $49 million in mortgage-backed and municipal securities to provide additional liquidity for loan growth. The net gain in 2011 came from the sale of $43 million in select mortgage-backed securities, the proceeds of which were used to retire short-term debt and enable the non-renewal of certain higher-cost time deposits. The sale of securities in both 2012 and 2011 helped us reduce potential volatility and improve the overall quality of the bonds held in our investment portfolio, but contributed to a lower yield on investments. In 2011 we also recorded a $1.370 million other-than-temporary impairment (OTTI) charge against equity investment securities, offsetting much of the income boost provided by the gain on the sale of investments.

The next line item reflects pass-through losses associated with our investments in low-income housing tax credit funds and other limited partnership investments. Those costs, which are netted out of revenue, increased by $668,000, or 169%, in 2013 over 2012, but reflect a drop of $490,000, or 55%, in 2012 relative to 2011. The sizeable increase in 2013 and the large reduction in 2012 are primarily the result of cumulative accrual adjustments in 2012 that are not expected to be repeated in future years.

Other non-interest income includes gains and losses on the disposition of assets (other than foreclosed assets), life insurance proceeds, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Other non-interest income improved by $356,000, or 147%, in 2013 over 2012, and also reflects an increase of $151,000, or 164%, in 2012 relative to 2011. Life insurance proceeds totaled $397,000 in 2013 and $87,000 in 2012, contributing to the increases in other non-interest income in both years.

Total operating expense, or non-interest expense, declined $1.841 million, or 4%, in 2013 relative to 2012 and was down by $949,000, or 2%, in 2012 relative to 2011. The drop in 2013 was primarily due to lower net costs associated with foreclosed assets, partially offset by higher compensation costs, while the reduction in 2012 resulted from favorable variances in numerous expense categories. Non-interest expense includes the following non-recurring items and expenses related to ongoing credit issues: Net OREO expense of $1.529 million in 2013, $4.914 million in 2012, and $5.226 million in 2011; a $75,000 non-recurring expense offset in 2012 in conjunction with the renewal of our contract for debit transaction processing; vendor credits in the amount of $181,000 received in 2011, for prior-year overcharges on processing software; and a non-recurring accrual of $240,000 in 2011 for potential expenses related to leases. Total non-interest expense declined to 3.60% of average earnings assets for 2013, from 3.79% in 2012 and 4.01% in 2011.

The largest component of operating expense, namely salaries and employee benefits, was up by $1.186 million, or 6%, in 2013 over 2012, but increased by only $65,000, or less than 1%, in 2012 over 2011. A higher accrual for officer bonuses contributed $399,000 to the increase in 2013; both 2012 and 2011 reflect reduced bonus accruals to adjust for Company, branch, and individual performance relative to internal targets. Additional components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with FASB guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of the related loans totaled $2.804 million in 2013, $2.745 million in 2012, and $2.586 million in 2011, with the fluctuations due to variability in successful loan origination activity. Employee deferred compensation expense accruals totaled $451,000 in 2013, relative to $188,000 in 2012 and $17,000 in 2011. As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Salaries and benefits have been further impacted by normal annual salary adjustments, strategic staff additions in recent years to help position the Company for future growth opportunities, and rising health insurance costs. Salaries and benefits increased to 48.91% of total operating expense in 2013, from 44.44% in 2012 and 43.42% in 2011. The increase in the ratio is the result of a declining level of total operating expense in addition to the rising level of salaries and benefits. The number of full-time equivalent staff employed by the Company totaled 389 at the end of 2013, 399 at the end of 2012, and 383 at the end of 2011.

Total rent and occupancy costs, including furniture and equipment expense, dropped by $107,000, or 2%, in 2013 relative to 2012, and by $377,000, or 6%, in 2012 relative to 2011. Both 2013 and 2012 were favorably impacted by lower depreciation expense on furniture and equipment, and the drop in 2012 was further impacted by lower costs resulting from the purchase of our headquarters office building at the end of 2011.

Advertising and marketing costs were up by $189,000, or 11%, in 2013 over 2012, but declined by $280,000, or 14%, in 2012 relative to 2011. The increase in 2013 was due to the enhancement of our direct-mail marketing campaign for deposits and an increase in image advertising, as well as certain expenses incurred in the fourth quarter of 2013 in connection with our rebranding initiative slated for early 2014. The drop in 2012 was due mainly to a reduction in costs associated with our direct-mail campaign, as well as lower television and print advertising costs.

Data processing costs increased by $180,000, or 10%, in 2013 over 2012, and by $284,000, or 19%, in 2012 over 2011. Costs were up in 2013 primarily as the result of installing software that should facilitate more efficient loan origination and processing, including loan document imaging. The increase in 2012 was due in large part to $181,000 in non-recurring vendor credits which were received in the first quarter of 2011 for prior-year overcharges on processing software, as well as higher internet banking costs.

Deposit services costs dropped by $286,000, or 13%, in 2013, and by $250,000, or 10%, in 2012. The drop in 2013 is due to lower electronic banking costs, lower costs associated with debit card processing, and smaller reductions in a few other areas. The decline for 2012 was due in part to a $75,000 non-recurring expense offset in conjunction with the renewal of our contract for debit card transaction processing, as well as lower operating costs associated with online deposit products, debit card processing and other miscellaneous deposit cost categories.

Loan services costs, which include net expenses associated with foreclosed assets, credit card costs, and other loan processing costs, were reduced by $3.421 million, or 58%, in 2013 relative to 2012, and by $359,000, or 6%, in 2012 relative to 2011. Much of the variability in loan costs in recent years has been driven by net expenses on foreclosed assets, comprised of write-downs taken subsequent to re-appraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. Net foreclosed asset expenses have been trending down due primarily to the fact that OREO write-downs have been declining as real estate values have stabilized. In 2013 we also saw significant reductions in OREO operating expense due to declining levels of OREO, and fewer losses on the sale of OREO.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense increased by $64,000, or 4%, in 2013, and by $258,000, or 20%, in 2012, due to higher average rates increases as well as costs associated with the addition and enhancement of data circuits. Postage expense was about the same in 2013 as in 2012, but increased by $142,000, or 25%, in 2012 over 2011 primarily due to additional mailings for compliance disclosures relating to deposit account overdrafts. Other miscellaneous costs fell by $83,000, or 11%, in 2013, and by $121,000, or 14%, in 2012. The drop in 2013 was due to lower depreciation on operating leases, partially offset by higher recruiting and training costs. The decrease in 2012 also includes lower depreciation on operating leases, as well as a reduction in fees paid for FHLB letters of credit.

Legal and accounting costs increased by $436,000, or 35%, in 2013 over 2012, but declined by $467,000, or 27%, in 2012 relative to 2011. The increase in 2013 resulted primarily from an increase in legal costs associated with loan collections and higher loan review costs, while the reduction in 2012 was mainly from lower legal costs for loan collections.

Other professional services costs include FDIC assessments and other regulatory costs, directors’ costs, certain insurance costs, and certain recruiting costs among other things. This category increased by $253,000, or 11%, in 2013 over 2012, but was substantially the same in 2012 as in 2011. For 2013, the increase was centered in directors deferred compensation expense, which totaled $482,000 in 2013 relative to $187,000 in 2012. In 2012, a $215,000 increase in accruals for directors’ deferred compensation was effectively offset by a lower accrual for regulatory assessments. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.

Stationery and supply costs were reduced by $81,000, or 11%, in 2013, but increased $33,000, or 5%, in 2012. The reduction in 2013 was due primarily to a change in vendors, and would have been even greater if not for the write-off of certain stationery and supplies that will become obsolete when our rebranding initiative is completed in the first quarter of 2014. Sundry and teller costs were reduced by $166,000, or 32%, in 2013, but increased by $143,000, or 38%, in 2012 due to a surge in debit card fraud. Our debit card processor implemented additional fraud detection and prevention capabilities in late 2012, which helped reduce the level of subsequent losses.

The Company’s tax-equivalent overhead efficiency ratio fell slightly, to 66.63% in 2013 from 66.81% in 2012. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

Income Taxes

The Company sets aside its provision for income taxes on a monthly basis. As indicated in Note 9 in the Notes to Consolidated Financial Statements, the amount of such provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income (pre-tax book income adjusted for permanent differences between book and taxable income), and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, California Enterprise Zone deductions, and certain book expenses that are not allowed as tax deductions. Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $2.737 million in federal tax-exempt income in 2013, $2.703 million 2012, and $2.834 million in 2011. Tax credits, including California state tax employment credits as well as those generated by our investments in low-income housing tax credit funds, are applied as a direct reduction to our tax liability for both book and tax purposes. The Company had a total of $7.7 million invested in low-income housing tax credit funds as of December 31, 2013. Those investments, which are included in other assets rather than in our investment portfolio, have generated substantial tax credits over the past few years, with about $1.3 million in credits available for the 2013 tax year and $1.4 million in tax credits utilized in 2012. The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with complete certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. Because we have not invested in additional tax credit funds for the past few years, the level of low-income housing tax credits available for future years will taper off until they are substantially utilized by the end of 2018. This means that even if taxable income stayed at the same level through 2018, our tax accrual rate would gradually increase.

Our tax accrual rate is currently very sensitive to changes in pretax income, because of the relatively high portion of the Company’s pretax income that consists of tax-exempt income and the level of tax credits available in relation to our pre-credit tax liability as calculated for book purposes. The Company had a tax provision of $3.093 million, or 19% of pre-tax income in 2013, a tax benefit of $344,000 in 2012, and a tax provision of $564,000, or 7% of pre-tax income in 2011. The higher income tax provisioning rate in 2013 is due to an increase in taxable income relative to the Company’s available tax credits, while the negative provision in 2012 was primarily the result of lower taxable income relative to the Company’s available tax credits. As noted above, BOLI income increased in 2013 and 2012 which favorably impacted our tax provision, but tax-exempt interest income on municipal securities was not materially different in the comparative years. Effective January 1, 2014, changes in California tax law eliminated certain state income tax credits and deductions, and we expect our tax accrual rate to increase as a result.

In addition to permanent differences, some income and expense items are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2013, the Company had a net deferred tax asset of $12.3 million.
Financial Condition
Assets totaled $1.410 billion at the end of 2013, reflecting a drop of $28 million, or 2%, for the year due to net contraction in gross loan balances and a reduction in foreclosed assets, partially offset by growth in investment securities, balances due from the Federal Reserve Bank, and cash. Loan volume was primarily impacted by a drop in mortgage warehouse loans resulting from lower credit line utilization, although the Company did experience considerable growth in commercial real estate loans and agricultural loans. Total nonperforming assets have been trending down, and our allowance for loan and lease losses was also reduced in 2013 due to lower general reserves consistent with the drop in loan balances and improvement in asset quality, and lower specific reserves consistent with the reduction in impaired loans. Total deposits were unchanged at the end of 2013 relative to the end of 2012, since an increase in core non-maturity deposits was offset by a drop in time deposits. Non-deposit borrowings were also reduced during 2013.

We have maintained a very strong capital position throughout the recession and in the ensuing years, due to our registered direct offering in 2010 and private placement in 2009 combined with positive net income. Furthermore, our liquidity position has remained strong for the past few years due to growth in customer deposits and the runoff of a large volume of wholesale-sourced brokered deposits and other borrowings, in addition to a substantial increase in unpledged investments. Our robust capital position and access to liquidity resources position us well to take advantage of potential growth opportunities, although no assurance can be provided in that regard.

Significant changes in the relative size of balance sheet components in 2013 include net loans and leases, which declined to 56% of total assets at the end of 2013 from 60% at the end of 2012, and investment securities, which increased to 30% of total assets at the end of 2013 from 26% at the end of 2012. On the liability side, non-maturity deposits increased to 74% of total deposits at the end of 2012 from 70% at the end of 2012, while customer time deposits (including CDARS) fell to 25% of total deposits at December 31, 2013 from 29% at December 31, 2012. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.
Loan and Lease Portfolio
The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability. The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2009 through 2013, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated. The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs. Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands)
	As of December 31,
	2013	2012	2011	2010	2009
Real Estate:
1-4 family residential construction	$1,720	$3,174	$8,488	$13,866	$16,587
Other Construction/Land	25,531	28,002	40,060	52,047	100,289
1-4 family - closed-end	87,024	99,917	104,953	105,459	117,115
Equity Lines	53,723	61,463	66,497	70,783	69,701
Multi-family residential	8,485	5,960	8,179	10,962	8,164
Commercial RE- owner occupied	186,012	182,614	183,070	187,970	188,592
Commercial RE- non-owner occupied	106,840	92,808	105,843	120,500	105,682
Farmland	108,504	71,851	60,142	61,293	61,098
Total Real Estate	577,839	545,789	577,232	622,880	667,228
Agricultural	25,180	22,482	17,078	13,457	10,136
Commercial and Industrial	85,331	87,572	71,184	81,996	104,971
Mortgage Warehouse Lines	73,425	170,324	28,224	12,772	12,452
Small Business Administration Loans	14,905	20,523	21,006	18,616	18,626
Direct finance leases	3,026	4,233	6,743	10,234	15,394
Consumer loans	23,536	28,872	36,124	45,585	55,799
Total Loans and Leases	$803,242	$879,795	$757,591	$805,540	$884,606
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.21%	0.35%	1.12%	1.72%	1.88%
Other Construction/land	3.18%	3.18%	5.29%	6.46%	11.34%
1-4 family - closed-end	10.83%	11.36%	13.85%	13.09%	13.24%
Equity Lines	6.69%	6.99%	8.78%	8.79%	7.88%
Multi-family residential	1.06%	0.68%	1.08%	1.36%	0.92%
Commercial RE- owner occupied	23.16%	20.76%	24.16%	23.33%	21.32%
Commercial RE- non-owner occupied	13.30%	10.55%	13.97%	14.96%	11.94%
Farmland	13.51%	8.17%	7.94%	7.61%	6.91%
Total Real Estate	71.94%	62.04%	76.19%	77.32%	75.43%
Agricultural	3.13%	2.56%	2.25%	1.67%	1.15%
Commercial and Industrial	10.62%	9.95%	9.40%	10.18%	11.87%
Mortgage Warehouse Lines	9.14%	19.36%	3.73%	1.59%	1.41%
Small Business Administration Loans	1.86%	2.33%	2.77%	2.31%	2.11%
Direct finance leases	0.38%	0.48%	0.89%	1.27%	1.74%
Consumer loans	2.93%	3.28%	4.77%	5.66%	6.29%
	100.00%	100.00%	100.00%	100.00%	100.00%

The Company’s gross loans and leases reflect a downward trend from 2009 through 2011 due to reductions associated with the resolution of impaired loans and runoff in the normal course of business, but loans experienced a significant increase in 2012 due to growth in balances outstanding on mortgage warehouse lines.  The surge in growth in 2012 is the result of our implementation of software to automate the mortgage warehouse lending process and provide additional internal controls, the subsequent addition of new mortgage warehouse customers, and market opportunities created by an increase in refinancing activity.  Gross loan balances fell once again in 2013, dropping by $77 million, or 9%, and ending the year with a balance of $803 million.  Mortgage warehouse lines were down $97 million, or 57%, because utilization on lines dropped to 26% at December 31, 2013 from close to 80% at December 31, 2012.  As a percentage of total loans, mortgage warehouse balances fell to 9.14% at December 31, 2013 from 19.36% at December 31, 2012.  To help counteract the drop in mortgage warehouse loans, we continue to add new mortgage warehouse customers and have encouraged current customers to increase credit line utilization.  However, mortgage lending activity has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.  In addition to the drop in mortgage warehouse lending we experienced contraction in construction and land loans, residential real estate loans (including equity lines), commercial loans and leases, SBA loans, and consumer loans due to weak loan demand, stringent underwriting standards, and intense competition.

The Company has strengthened lending efforts in other areas to help mitigate the volatility in mortgage warehouse balances, and in 2013 those efforts led to significant growth in commercial real estate (CRE) loans, which increased more than $17 million, or 6%, agricultural production loans, which were up $3 million, or 12%, and real estate loans secured by farmland, which increased by $37 million, or 51%. Because of this growth, CRE loans increased to 36.46% of total loans at December 31, 2013 from 31.31% at December 31, 2012, and farmland loans increased to 13.51% of total loans at December 31, 2013 from 8.17% at December 31, 2012.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2013, including non-accruing loans, grouped by remaining scheduled principal payments.

Loans and Lease Maturity
(dollars in thousands)

	As of December 31, 2013
		Three				Floating
	Three	months to				rate: due	Fixed rate:
	months or	twelve	One to five	Over five		after one	due after
	less	months	years	years	Total	year	one year
Agricultural	$5,536	$7,019	$10,464	$2,161	$25,180	$8,987	$3,638
Commercial and Industrial (1)	77,645	28,521	26,925	40,570	173,661	15,447	52,048
Real Estate	32,639	27,189	79,000	439,011	577,839	272,199	245,812
Consumer Loans	1,265	1,046	7,935	13,290	23,536	1,563	19,662
Direct Financing Leases	13	8	361	2,644	3,026	-	3,005
Total	$117,098	$63,783	$124,685	$497,676	$803,242	$298,196	$324,165

(1) Includes Small Business Administration Loans

For a comprehensive discussion of the Company’s liquidity position, balance sheet re-pricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company makes commitments to extend credit to its customers in the normal course of business, as long as there are no violations of conditions established in contractual arrangements. The effect on the Company’s revenues, expenses, cash flows and liquidity from unused portions of commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized. Unused commitments to extend credit totaled $421 million at December 31, 2013, as compared to $225 million at December 31, 2012. The increase during 2013 was primarily due to an increase in undisbursed commitments on mortgage warehouse lines, resulting from decreased line utilization and newly committed lines. Unused commitments represented 52% of gross loans and leases outstanding at December 31, 2013 and 26% at December 31, 2012. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $17 million at December 31, 2013 and $15 million at December 31, 2012. These collective off-balance sheet obligations represent potential credit risk to the Company, and a $269,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2013. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2013, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations
(dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$30,928	$-	$-	$-	$30,928
Operating lease obligations	8,615	1,036	1,788	1,452	4,339
Other long-term obligations	962	-	-	-	962
Total	$40,505	$1,036	$1,788	$1,452	$36,229

Nonperforming Assets
Nonperforming assets (NPAs) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (OREO).  OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale.  Nonperforming loans and leases result when reasonable doubt exists with regard to the Company’s ability to collect all principal and interest on a loan or lease.  At that point, we stop accruing interest on the loan or lease in question, and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans.  Any asset for which principal or interest has been in default for a period of 90 days or more is also placed on non-accrual status, even if interest is still being received, unless the asset is well-secured and in the process of collection.  If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR).  TDR loans may be classified as either nonperforming or performing depending on their accrual status.

The following table presents five-year comparative data for the Company’s nonperforming loans by type, foreclosed assets, and performing TDRs.

Nonperforming Assets and Performing TDRs
(dollars in thousands)

	As of December 31,
	2013	2012	2011	2010	2009
Real Estate:
1-4 family residential construction	$-	$153	$2,244	$4,057	$1,223
Other Construction/Land	5,528	11,163	4,083	6,185	18,005
1-4 family - closed-end	13,168	15,381	7,605	4,894	4,790
Equity Lines	778	1,026	1,309	1,239	626
Multi-family residential	-	-	2,941	-	236
Commercial RE- owner occupied	5,516	5,314	7,086	7,412	3,964
Commercial RE- non-owner occupied	8,058	11,642	13,958	14,704	8,650
Farmland	282	1,933	6,919	405	429
TOTAL REAL ESTATE	33,330	46,612	46,145	38,896	37,923
Agricultural	470	664	-	-	-
Commercial and Industrial	685	2,386	3,778	2,005	3,559
Small Business Administration Loans	1,937	2,159	3,452	3,440	3,683
Direct finance leases	-	135	591	501	1,053
Consumer loans	992	1,138	2,144	1,112	756
TOTAL NONPERFORMING LOANS (1)	$37,414	$53,094	$56,110	$45,954	$46,974

Foreclosed assets	8,185	19,754	15,364	20,691	25,654
Total nonperforming assets	$45,599	$72,848	$71,474	$66,645	$72,628
Performing TDRs (1)	$15,239	$18,652	$36,058	$12,465	$28,024
Nonperforming loans as a % of total gross loans and leases	4.66%	6.03%	7.41%	5.70%	5.31%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	5.62%	8.10%	9.25%	8.07%	7.98%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

At the end of 2006, prior to the recession, NPAs totaled less than $1 million and comprised only 0.08% of total loans and leases plus foreclosed assets. They subsequently escalated to as high as $80 million, or close to 9% of total loans and leases plus foreclosed assets at September 30, 2009, due to deterioration in economic conditions and the associated negative impact on our borrowers. During 2013, total NPAs declined by $27.2 million, or 37%, falling to 6% of gross loans and leases plus foreclosed assets. Nonperforming loans comprised $15.7 million of the drop in NPAs in 2013, and foreclosed assets were reduced by $11.6 million.

Non-accruing loan balances secured by real estate comprised $33.3 million of total nonperforming loans at December 31, 2013, and reflect a net reduction of $13.3 million, or 28%, during the year. Gross additions to nonperforming real estate loans totaled $7.7 million in 2013. Partially offsetting the impact of real estate loans placed on non-accrual status during the year were net pay-downs on nonperforming real estate loans of $13.9 million, charge-offs totaling $3.0 million, and $4.1 million in transfers to OREO. Nonperforming commercial and SBA loans declined by a combined $1.9 million, or 42%, during 2013, ending the period at $2.6 million. Gross additions to nonperforming commercial and SBA loans totaled $1.5 million in 2013, but additions were more than offset by net pay-downs of $2.1 million and the charge-off of $1.2 million in nonperforming commercial loan balances. Nonperforming consumer loans, which are largely unsecured, declined by $146,000, or 13%, to a total of $992,000 at December 31, 2013, due to charge-offs and pay-downs during the year.

The balance of nonperforming loans at December 31, 2013 includes $22.3 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $15.2 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2013, a reduction of $3.4 million, or 18%, relative to the $18.7 million TDR balance at December 31, 2012. Notes 2 and 4 in the Notes to Consolidated Financial Statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

As noted above, foreclosed assets were reduced by $11.6 million, or 59%, in 2013, due to OREO sold or written down to current fair values during the year, net of the migration of $4.1 million in nonperforming real estate loans into OREO. At December 31, 2013 foreclosed assets had an aggregate carrying value of $8.2 million, comprised of 33 properties classified as OREO and five mobile homes. Our OREO at year-end 2013 consisted of two residential properties totaling $629,000 and 11 commercial buildings with a combined book balance of $4.7 million, with the remainder primarily consisting of vacant lots or land. At the end of 2012 foreclosed assets totaled $19.8 million, comprised of 69 properties in OREO and three mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed or marketed. Collection efforts are continuously pursued for all nonperforming loans, but no assurance can be provided that they will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for Loan and Lease Losses

Our allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is adequate to absorb specifically identified probable losses on impaired loans and leases, as well as probable incurred losses inherent in the remaining loan portfolio. When available information confirms that specific loans and leases, or portions thereof, are uncollectible, those amounts are immediately charged off against the allowance. Recoveries are generally recorded only when cash payments are received subsequent to the charge off. Note 2 in the Notes to Consolidated Financial Statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for loan and lease losses.

At December 31, 2013 our allowance for loan and lease losses was $11.7 million, or 1.45% of gross loans and leases, a 16% decline from the $13.9 million allowance at December 31, 2012 which was 1.58% of gross loans and leases. The Company’s total allowance increased to 31.21% of nonperforming loans at December 31, 2013, from 26.13% at December 31, 2012. The $2.2 million reduction in the allowance in 2013 was due to lower specific reserves consistent with the drop in impaired loans, and a reduction in general reserves consistent with lower loan balances and improvement in asset quality. In addition to our allowance for loan and lease losses, a $269,000 allowance for potential losses inherent in unused commitments is included in other liabilities as of December 31, 2013.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses
(dollars in thousands)
	As of and for the years ended December 31,
	2013	2012	2011	2010	2009
Balances:
Average gross loans and leases outstanding during period	$804,533	$789,333	$767,901	$851,292	$926,326
Gross loans and leases held for investment	$803,242	$879,795	$757,591	$804,626	$884,230

Allowance for Loan and Lease Losses:
Balance at beginning of period	$13,873	$17,283	$21,138	$23,715	$15,094
Provision charged to expense	4,350	14,210	12,000	16,680	21,574
Charge-offs
Real Estate:
1-4 family residential construction	-	46	1,389	1,706	536
Other Construction/Land	625	1,994	1,807	4,579	2,599
1-4 Family - closed-end	454	1,763	795	1,400	1,649
Equity Lines	1,131	1,234	1,776	596	695
Multi-family residential	-	1,262	-	97	-
Commercial RE- owner occupied	933	2,117	1,306	946	26
Commercial RE - non-owner occupied	523	2,522	3,027	1,358	-
Farmland	539	170	496	27	-
TOTAL REAL ESTATE	4,205	11,108	10,596	10,709	5,505
Agricultural	473	634	-	-	524
Commercial and Industrial	1,268	3,517	3,407	4,998	3,508
Mortgage Warehouse Lines	-	-	-	-	-
Small Business Administration Loans	294	753	148	293	143
Direct Finance Leases	106	198	82	646	97
Consumer Loans	1,917	2,568	2,754	3,691	4,622
Consumer Credit Cards	-	-	-	-	5
Total	8,263	18,778	16,987	20,337	14,404
Recoveries
Real Estate:
1-4 family residential construction	-	7	133	25	270
Other Construction/Land	174	61	38	13	242
1-4 Family - closed-end	58	40	23	41	10
Equity Lines	118	21	4	41	2
Multi-family residential	36	-	-	-	-
Commercial RE- owner occupied	60	104	71	-	-
Commercial RE - non-owner occupied	172	12	148	-	-
Farmland	-	57	1	-	-
TOTAL REAL ESTATE	618	302	418	120	524
Agricultural	-	-	-	-	-
Commercial and Industrial	747	483	323	462	474
Mortgage Warehouse Lines	-	-	-	-	-
Small Business Administration Loans	37	95	71	63	75
Direct Finance Leases	18	-	57	159	103
Consumer Loans	297	276	263	274	262
Consumer Credit Cards	-	2	-	2	13
Total	1,717	1,158	1,132	1,080	1,451
Net loan charge offs (recoveries)	6,546	17,620	15,855	19,257	12,953
Balance	$11,677	$13,873	$17,283	$21,138	$23,715

RATIOS
Net Loan and Lease Charge-offs to Average Loans and Leases	0.81%	2.23%	2.06%	2.26%	1.40%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.45%	1.58%	2.28%	2.63%	2.68%
Allowance for Loan Losses to Non-Performing Loans	31.21%	26.13%	30.80%	46.00%	50.49%
Net Loan and Lease Charge-offs to Allowance for Loan Losses at End of Period	56.06%	127.01%	91.74%	91.10%	54.62%
Net Loan Charge-offs to Provision for Loan and Lease Losses	150.48%	124.00%	132.13%	115.45%	60.04%

As shown in the table immediately above, the Company’s provision for loan and lease losses was decreased by $9.860 million, or 69%, in 2013 relative to 2012. The dollar volume of net loan charge-offs also declined by $11.074 million, or 63%. Gross real estate loan charge-offs of $4.205 million in 2013 were partially comprised of write-downs on impaired collateral-dependent loans against previously-established specific reserves, and including those write-downs we have taken a cumulative total of $3.287 million in write-downs on collateral-dependent loans still on our books at December 31, 2013. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is covered by the end of each reporting period. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

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

Allocation of Allowance for Loan and Lease Losses
(dollars in thousands)

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Agricultural	$978	3.13%	$258	2.56%	$19	2.25%	$62	1.67%	$10	1.12%
Commercial and Industrial (2)	3,783	21.62%	3,302	31.64%	6,085	15.89%	7,653	14.09%	7,006	15.32%
Real Estate	5,544	71.94%	8,034	62.04%	8,260	76.19%	10,143	77.30%	12,348	75.38%
Consumer Loans	1,117	2.93%	2,114	3.28%	2,608	4.77%	2,996	5.67%	3,752	6.45%
Direct Financing Leases	4	0.38%	165	0.48%	311	0.90%	284	1.27%	599	1.73%
Unallocated	251	0.00%	-	0.00%	-	0.00%	-	0.00%	-	0.00%
Total	$11,677	100.00%	$13,873	100.00%	$17,283	100.00%	$21,138	100.00%	$23,715	100.00%

(1) Represents percentage of loans in category to total loans
(2) Includes Small Business Administration loans

The Company’s allowance for loan and lease losses at December 31, 2013 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance. For example, in December 2012 the FASB issued a proposed accounting standards update on “Financial Instruments–Credit Losses,” with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans (and other financial instruments). Final standards have not yet been issued and no effective date for the guidance has been suggested. However, if ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current “incurred loss” model to a new “expected credit loss” model that considers more forward-looking information. That change could potentially necessitate the enhancement of our allowance for loan and lease losses, which would negatively impact our profitability if our loan loss provision needs to be increased.

Investments

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $452 million, or 32% of total assets at December 31, 2013, compared to $400 million, or 28% of total assets at December 31, 2012.

We had no fed funds sold at December 31, 2013 or 2012. Interest-bearing balances held at other banks, consisting primarily of excess balance sheet liquidity placed in our Federal Reserve Bank account, totaled $27 million at December 31, 2013 and $20 million at December 31, 2012. The book balance of our investment portfolio was $425 million at December 31, 2013 relative to $380 million at December 31, 2012. The Company carries investments on its books at their fair market values. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investments for the past three years.

Investment Portfolio-Available for Sale
(dollars in thousands)

	As of December 31,
	2013		2012		2011
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Government Agencies	$5,395	$5,304	$2,987	$2,973	$2,008	$2,026
Mortgage-backed securities	320,223	320,721	298,806	301,389	328,751	331,758
State and political subdivisions	97,361	96,563	70,736	73,986	67,851	71,340
Equity securities	1,336	2,456	1,336	1,840	1,336	1,347
Total investment securities	$424,315	$425,044	$373,865	$380,188	$399,946	$406,471

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $729,000 at December 31, 2013, down from a net unrealized gain of $6.323 million at December 31, 2012 due to lower market values resulting from an increase in longer-term interest rates in 2013. The rate increase had a sizeable negative impact on the carrying values of our mortgage-backed securities and municipal bonds, in particular. The value of U.S. Government agency securities increased by $2 million, or 78%, during 2013, due to new bonds purchased primarily for pledging purposes. Mortgage-backed securities increased by $19 million, or 6%, since bond purchases exceeded prepayments and the drop in market value. New purchases also pushed the balance of municipal bonds up by $23 million, or 31%, despite their declining market value, as the Company has taken advantage of relative value in that sector. It should be noted that all newly purchased municipal bonds have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment. No equity securities were bought or sold during 2013, although the market value of our equity securities increased by $616,000, or 33%, as a result of higher stock prices.

Investment securities pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $164 million at December 31, 2013 and $179 million at December 31, 2012, leaving $258 million in unpledged debt securities at December 31, 2013 and $200 million at December 31, 2012. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if necessary, totaled $67 million at December 31, 2013 and $79 million at December 31, 2012.

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2013. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to prepay certain obligations.

Maturity and Yield of Available for Sale Investment Portfolio
(dollars in thousands)

	December 31, 2013
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US Government agencies	$-	-	$3,391	2.05%	$1,913	1.14%	$-	-	$5,304	1.72%
Mortgage-backed securities	5,314	1.92%	291,251	2.08%	24,156	2.47%	-	-	320,721	2.11%
State and political subdivisions	2,316	5.73%	13,178	5.74%	33,332	5.23%	47,737	4.10%	96,563	4.75%
Other equity securities	-	-	-	-	-	-	2,456	32.53%	2,456	32.53%

Total Investment Securities	$7,630		$307,820		$59,401		$50,193		$425,044
Cash and Due from Banks
Cash on hand and non-interest bearing balances due from correspondent banks totaled $51 million at the end of 2013 and $42 million at the end of 2012, comprising 4% of total assets at December 31, 2013 and 3% at December 31, 2012. The actual balance of cash and due from banks at any given time depends on the timing of collection of outstanding cash items (checks), among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. Our $38 million average for non-earning cash and due from banks in 2013 was slightly higher than the $37 million average for 2012, due in part to extra cash kept on hand to accommodate greater day-to-day cash fluctuations.
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

Premises and Equipment
(dollars in thousands)

	As of December 31,
	2013			2012			2011
	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value
Land	$2,607	$-	$2,607	$2,607	$-	$2,607	$2,607	$-	$2,607
Buildings	15,818	7,689	8,129	15,720	7,259	8,461	16,662	6,843	9,819
Leasehold improvements	10,536	4,226	6,310	10,496	3,652	6,844	8,723	3,066	5,657
Construction in progress	5	-	5	4	-	4	12	-	12
Furniture and equipment	17,829	14,487	3,342	20,476	16,562	3,914	22,092	19,466	2,626
Total	$46,795	$26,402	$20,393	$49,303	$27,473	$21,830	$50,096	$29,375	$20,721

Net premises and equipment decreased by $1.4 million, or 7%, in 2013, due mainly to an increase in accumulated depreciation; no material capital expenditures were made in 2013. The net book value of the Company’s aggregate premises and equipment was 1.4% of total assets at December 31, 2013, and 1.5% at December 31, 2012. Depreciation and amortization included in occupancy and equipment expense was $2.1 million for the year ended December 31, 2013, as compared to $2.3 million in 2012. Depreciation on equipment leased to others is reflected in other operating costs.

Other Assets

The Company’s goodwill, shown as a separate line item on the balance sheet, totaled $5.5 million at December 31, 2013 and 2012. It consists solely of goodwill that was generated in connection with our acquisition of Sierra National Bank in 2000. The Company’s goodwill is evaluated annually for potential impairment. Because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that goodwill is not impaired.

The line item for “other assets” on the Company’s balance sheet totaled $79.9 million at December 31, 2013, relative to $81.5 million at December 31, 2012. At year-end 2013, other assets included as its largest components $39.4 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Revenue and Operating Expense” section above), a $7.7 million investment in low-income housing tax credit funds, a $5.9 million investment in restricted stock, a $1.5 million investment in a small business investment corporation, a net deferred tax asset of $12.3 million, current prepaid income taxes totaling $2.8 million, and accrued interest receivable totaling $5.0 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (FHLB) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

Deposits

Another key balance sheet component impacting the Company’s net interest margin is our deposits. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section under Results of Operations–Net Interest Income and Net Interest Margin. A distribution of the Company’s deposits at December 31st for each year from 2009 through 2013, showing the balance and percentage of total deposits by type, is presented in the following table:

Deposit Distribution
(dollars in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Interest Bearing Demand Deposits	$82,408	$84,655	$68,777	$-	$-
Non-interest Bearing Demand Deposits	365,997	352,597	300,045	251,908	233,204
NOW	200,313	196,771	187,155	184,360	151,821
Savings	144,162	118,547	91,376	74,682	62,279
Money Market	73,132	71,222	76,396	156,170	165,097
CDAR's < $100,000	437	791	943	1,614	12,937
CDAR's ≥ $100,000	12,919	14,274	17,119	31,652	129,194
Customer Time deposit < $100,000	79,261	101,893	106,610	164,223	147,390
Customer Time deposits ≥ $100,000	205,550	218,284	222,847	187,665	195,510
Brokered Deposits	10,000	15,000	15,000	-	28,000
Total Deposits	$1,174,179	$1,174,034	$1,086,268	$1,052,274	$1,125,432

Percentage of Total Deposits
Interest Bearing Demand Deposits	7.02%	7.21%	6.33%	0.00%	0.00%
Non-interest Bearing Demand Deposits	31.17%	30.03%	27.62%	23.94%	20.72%
NOW	17.05%	16.76%	17.23%	17.52%	13.49%
Savings	12.28%	10.10%	8.41%	7.10%	5.53%
Money Market	6.23%	6.07%	7.03%	14.84%	14.67%
CDAR's < $100,000	0.04%	0.07%	0.09%	0.15%	1.15%
CDAR's ≥ $100,000	1.10%	1.22%	1.58%	3.01%	11.48%
Customer Time deposit < $100,000	6.75%	8.68%	9.81%	15.61%	13.10%
Customer Time deposits ≥ $100,000	17.51%	18.58%	20.52%	17.83%	17.37%
Brokered Deposits	0.85%	1.28%	1.38%	0.00%	2.49%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Furthermore, the scheduled maturity distribution of the Company’s time deposits at the end of 2013 was as follows:

Deposit Maturity Distribution
(dollars in thousands)	As of December 31, 2013
	Three months or less	Three to six months	Six to twelve months	One to three years	Over three years	Total
CDAR's	$10,043	$1,347	$1,966	$-	$-	$13,356
Time Certificates of Deposit < $100,000	52,562	15,361	12,287	7,693	1,358	89,261
Other Time Deposits ≥ $100,000	164,661	21,810	16,932	1,763	384	205,550
Total	$227,266	$38,518	$31,185	$9,456	$1,742	$308,167

Total deposit balances reflect the same total at December 31, 2013 as at December 31, 2012 despite fairly significant changes in the composition of those deposits.  Our deposit mix improved during the year due to growth in core non-maturity deposits, which were up $42 million, or 5%, and increased to 74% of total deposits at the end of 2013 from 70% at the end of 2012.  Savings deposits grew by $26 million, or 22%, non-interest bearing demand deposits increased $13 million, or 4%, NOW account balances increased $4 million, or 2%, and money market balances were also up $2 million, or 3%.  The only non-maturity deposit category to show a drop for the year is interest-bearing demand deposits, which were down $2 million, or 3%.  Management is of the opinion that a relatively high level of core non-maturity deposits is one of the Company’s key strengths and we continue to focus energy toward deposit account retention and growth, although no assurance can be provided with regard to growth or runoff potential.

The balance of customer time deposits under $100,000 fell by $23 million, or 22%, during 2013, due mainly to the non-renewal of time deposits under the management of our Treasury Department, and customer time deposits over $100,000 also declined by $13 million, or 6%. CDAR’s deposits, which also represent time deposits that are primarily sourced from customers in our market areas, were down $2 million, or 11%, for the year, and the outstanding balance of wholesale-sourced brokered deposits was reduced by $5 million.

Other Borrowings

The Company’s non-deposit borrowings may, at any given time, include any combination of overnight borrowings from other banks (fed funds purchased), borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreement to repurchase, and junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit is dependent on the level of pledged collateral.

We reduced aggregate non-deposit borrowings by $37 million, or 50%, in 2013, through the maturity of $5 million in longer-term FHLB advances and the elimination of $37 million in overnight FHLB borrowings, partially offset by a $5 million increase in repurchase agreement balances.  Repurchase agreements, which totaled close to $6 million at December 31, 2013, represent “sweep accounts” where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities.  We had no fed funds purchased on our books at December 31, 2013 or December 31, 2012.  The Company had junior subordinated debentures totaling $31 million at December 31, 2013 and December 31, 2012, which represents long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

The details of the Company’s short-term borrowings for the years 2013, 2012, and 2011 are presented in the table below:

Short-term Borrowings
(dollars in thousands)	Year Ended December 31,
	2013	2012	2011
Repurchase Agreements
Balance at December 31	$5,974	$1,419	$3,037
Average amount outstanding	2,876	3,441	2,371
Maximum amount outstanding at any month end	5,974	7,630	5,789
Average interest rate for the year	0.45%	0.61%	0.67%

Fed funds purchased
Balance at December 31	$-	$-	$-
Average amount outstanding	2	-	4
Maximum amount outstanding at any month end	-	-	35
Average interest rate for the year	N/A	N/A	0.19%

FHLB advances
Balance at December 31	$-	$36,650	$17,120
Average amount outstanding	3,497	15,234	5,637
Maximum amount outstanding at any month end	58,500	66,520	33,000
Average interest rate for the year	0.17%	0.24%	0.69%

Capital Resources

At December 31, 2013, the Company had total shareholders’ equity of $181.7 million, comprised of common stock, additional paid-in capital, retained earnings, and accumulated other comprehensive income. Total shareholders’ equity at the end of 2012 was $173.9 million. The $7.8 million increase in shareholders’ equity during 2013 was due in large part to an increase in retained earnings resulting from the addition of $13.4 million in net earnings less $3.7 million in dividends paid. The increase in retained earnings was partially offset by a $3.3 million drop in accumulated other comprehensive income, which represents the decline in the unrealized gain on our investment securities net of the tax effect. The changes in common stock and additional paid-in capital are related to the exercise of stock options and the expensing of unvested options.

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

	December 31, 2013	December 31, 2012
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	21.67%	19.36%
Tier 1 Capital to Total Risk-weighted Assets	20.39%	18.11%
Tier 1 Leverage Ratio	14.37%	13.34%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	21.35%	19.14%
Tier 1 Capital to Total Risk-weighted Assets	20.11%	17.88%
Tier 1 Leverage Ratio	14.18%	13.17%

As of the end of 2013, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act (FDICIA) of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against FHLB lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $212 million at December 31, 2013, which is net of any outstanding borrowings and/or FHLB letters of credit. An additional $194 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $51 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at December 31, 2013. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2013, unpledged debt securities, plus pledged securities in excess of current pledging requirements, comprised $325 million of the Company’s investment portfolio balances, up from $279 million at December 31, 2012. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit, which is backed by specific loans that are pledged to the FHLB by the Company, totaled $78 million at December 31, 2013. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 56% and 23%, respectively, at December 31, 2013, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at December 31, 2013. Strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios. To identify areas of potential exposure to interest rate changes, we perform an earnings simulation analysis on a monthly basis and calculate our market value of portfolio equity under varying interest rate scenarios at least once every quarter.

We use commercially-available modeling software to simulate the effects of potential interest rate changes on our net interest income. The model imports relevant information for financial instruments on our balance sheet and incorporates management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on projected interest income and interest expense. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

We use eight standard interest rate scenarios in conducting our simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates. As of December 31, 2013 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.		+400 b.p.
Change in Net Int. Inc. (in $000’s)	$-16,995	$-11,660	$-5,582	$	+2,091	$	+3,592	$	+4,808	$	+5,507
% Change	-34.75%	-23.84%	-11.41%		+4.28%		+7.35%		+9.83%		+11.26%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. We have seen this profile steepen over the past couple of years as the Company has benefited from an increasing proportion of lower-cost non-maturity deposits, but that steepening has been partially counteracted in recent periods by a disproportionate increase in fixed-rate assets.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $5.582 million lower than in a stable interest rate scenario, a negative variance of 11.41%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $2.091 million, or 4.28%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors and there will be a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of December 31, 2013, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-65,906	$-79,122	$-34,115	$	+41,268	$	+59,196	$	+71,323
% Change	-19.45%	-23.34%	-10.07%		+12.18%		+17.47%		+21.04%

The table shows that our EVE will generally deteriorate in declining rate scenarios but will benefit from rising rates. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop more than 200 basis points. This is due to the relative durations of our fixed-rate assets and fixed-rate liabilities, combined with the optionality inherent in our balance sheet. As noted previously, however, management is of the opinion that the probability of a significant rate decline is low.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information concerning quantitative and qualitative disclosures of market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Market Risk Management”.

Item 8. Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

		Page
I.	Independent Auditor’s Report from Vavrinek, Trine, Day & Co., LLP	55

II.	Consolidated Balance Sheets – December 31, 2013 and 2012	56

III.	Consolidated Statements of Income – Years Ended
	December 31, 2013, 2012, and 2011	57

IV.	Consolidated Statements of Comprehensive Income – Years Ended
	December 31, 2013, 2012, and 2011	58

V.	Consolidated Statements of Changes in Shareholders’ Equity – Years Ended
	December 31, 2013, 2012, and 2011	59

VI.	Consolidated Statements of Cash Flows – Years Ended
	December 31, 2013, 2012, and 2011	60

VII.	Notes to Consolidated Financial Statements	61

Report of Independent Registered Public Accounting Firm

Board of Directors
Sierra Bancorp and Subsidiary
Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2013 and 2012, and the results of its operations, changes in its shareholders' equity, and its cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 13, 2014

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012
(dollars in thousands)

	2013	2012
ASSETS
Cash and due from banks	$51,342	$42,079
Interest-bearing deposits in banks	26,664	19,739
Cash and cash equivalents	78,006	61,818
Investment securities available-for-sale	425,044	380,188
Loans held-for-sale	105	210
Loans and leases:
Gross loans and leases	803,242	879,795
Allowance for loan and lease losses	(11,677)	(13,873)
Deferred loan and lease fees, net	1,522	1,156
Net Loans and Leases	793,087	867,078
Premises and equipment, net	20,393	21,830
Operating leases, net	-	12
Foreclosed assets	8,185	19,754
Goodwill	5,544	5,544
Other assets	79,885	81,469
Total Assets	$1,410,249	$1,437,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$365,997	$352,597
Interest bearing	808,182	821,437

Total Deposits	1,174,179	1,174,034

Federal funds purchased and repurchase agreements	5,974	1,419
Short-term borrowings	-	36,650
Long-term borrowings	-	5,000
Subordinated debentures	30,928	30,928
Other liabilities	17,494	15,980

Total liabilities	1,228,575	1,264,011

Commitments and contingencies (Note 11)

Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, no par value; 24,000,000 shares authorized; 14,217,199 and 14,106,959 shares issued and outstanding in 2013 and 2012 resectively	65,780	64,384
Additional paid in capital	2,648	2,660
Retained earnings	112,817	103,128
Accumulated other comprehensive income, net of taxes of $300 in 2013 and $2,602 in 2012	429	3,720
Total shareholders' equity	181,674	173,892
Total liabilities and shareholders' equity	$1,410,249	$1,437,903

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands, except per share data)

	2013	2012	2011
Interest income:
Interest and fees on loans and leases	$44,030	$45,765	$46,959
Interest on investment securities:
Taxable	4,916	6,364	8,753
Exempt from federal tax	2,737	2,703	2,834
Interest on Federal funds sold and interest-bearing deposits	102	70	68
Total interest income	51,785	54,902	58,614

Interest expense:
Interest on deposits	2,455	3,208	4,305
Interest on short-term borrowings	19	58	55
Interest on long-term borrowings	33	281	569
Interest on subordinated debentures	714	774	728
Total interest expense	3,221	4,321	5,657

Net Interest Income	48,564	50,581	52,957

Provision for loan and lease losses	4,350	14,210	12,000
Net Interest Income after Provision for Loan and lease losses	44,214	36,371	40,957

Non-interest revenue:
Service charges on deposit accounts	9,022	9,676	9,543
Gain on sale of loans	129	183	139
Credit card fees	462	390	411
Checkcard fees	3,749	2,787	2,519
Gains on sales and calls of investment securities available-for-sale	6	1,762	1,660
Other-than-temporary impairment losses on equity securities	-	-	(1,370)
Increase in cash surrender value of life insurance	1,787	1,420	934
Other income	1,908	1,908	1,156

Total non-interest revenue	17,063	18,126	14,992

Other operating expense:
Salaries and employee benefits	21,920	20,734	20,669
Occupancy and equipment expense	6,274	6,381	6,758
Other	16,621	19,541	20,178

Total non-interest expense	44,815	46,656	47,605

Income before income taxes	16,462	7,841	8,344

Provision for income taxes	3,093	(344)	564

Net Income	$13,369	$8,185	$7,780

Earnings per share:
Basic	$0.94	$0.58	$0.55

Diluted	$0.94	$0.58	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011

Net (loss) income	$13,369	$8,185	$7,780
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(5,588)	1,560	5,266
Less: reclassification adjustment for gains included in net income	(6)	(1,762)	(1,660)
Plus: reclassification adjustment or other-than-temporary impairment losses (credit portion)	-	-	1,370
Other comprehensive (loss) income, before tax	(5,594)	(202)	4,976
Income tax benefit (expense) related to items of other comprehensive income, net of tax	2,303	74	(2,026)
Other comprehensive (loss) income	(3,291)	(128)	2,950

Comprehensive income	$10,078	$8,057	$10,730

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Years Ended December 31, 2013
(dollars in thousands, except per share data)

			Additional		Accumulated Other
	Common Stock		Paid In	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

Balance, January 1, 2011	13,976,741	$63,477	$1,652	$93,570	$898	$159,597

Net Income				7,780		7,780
Net change in unrealized gain on investment securities available- for- sale, net of tax					2,950	2,950
Reversal of Cumulative effect of change in accounting principle (EITF 06-4)				191		191
Issuance of Common stock		(23)				(23)
Exercise of stock options and related tax benefit	124,868	867	109			976
Stock compensation costs			460			460
Cash dividends - $.24 per share				(3,367)		(3,367)
Balance, December 31, 2011	14,101,609	64,321	2,221	98,174	3,848	168,564

Net Income				8,185		8,185
Net change in unrealized gain on investment securities available- for- sale, net of tax					(128)	(128)
Reversal of Cumulative effect of change in accounting principle (EITF 06-4)				154		154
Exercise of stock options and related tax benefit	5,350	63	(48)			15
Stock compensation costs			487			487
Cash dividends - $.24 per share				(3,385)		(3,385)
Balance, December 31, 2012	14,106,959	64,384	2,660	103,128	3,720	173,892

Net Income				13,369		13,369
Net change in unrealized gain on investment securities available- for- sale, net of tax					(3,291)	(3,291)
Exercise of stock options and related tax benefit	110,240	1,396	(280)			1,116
Stock compensation costs			268			268
Cash dividends - $.26 per share				(3,680)		(3,680)
Balance, December 31, 2013	14,217,199	$65,780	$2,648	$112,817	$429	$181,674

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012, and 2011
(dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$13,369	$8,185	$7,780
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(6)	$(1,762)	$(1,660)
Other-than-temporary impairment loss	-	-	1,370
Gain on sales of loans	(129)	(183)	(139)
(Gain) loss on disposal of fixed assets	(15)	30	25
Loss on sale of foreclosed assets	223	864	451
Writedown of foreclosed assets	730	3,173	4,184
Share-based compensation expense	268	487	460
Provision for loan losses	4,350	14,210	12,000
Depreciation and amortization	2,131	2,437	2,695
Net amortization on securities premiums and discounts	8,177	8,500	5,874
Decrease (increase) in unearned net loan fees	366	(535)	(509)
Increase in cash surrender value of life insurance policies	(1,417)	(350)	(934)
Proceeds from sales of loans	5,459	8,191	7,210
Originations of Loans Held For Sale	(5,225)	(6,864)	(7,511)
Decrease in interest receivable and other assets	2,225	610	2,354
Increase in other liabilities	1,514	1,646	666
Net decrease in FHLB stock, at cost	438	670	1,321
Deferred income tax provision (benefit)	2,360	(564)	(881)
Excess tax benefit from equity based compensation	(280)	(48)	(109)

Net cash provided by operating activities	34,538	38,697	34,647

Cash flows from investing activities:
Maturities of securities available for sale	1,724	1,120	7,107
Proceeds from sales/calls of securities available for sale	4,135	63,776	46,872
Purchases of securities available for sale	(160,251)	(150,305)	(205,500)
Principal paydowns on securities available for sale	95,772	104,752	76,171
Decrease (increase) in loans receivable, net	64,868	(163,789)	24,661
Purchases of premises and equipment, net	(667)	(3,411)	(2,734)
Proceeds from sales of foreclosed assets	15,023	15,538	7,212
Purchase of bank owned life insurance	-	-	(5,132)

Net cash provided by (used in) investing activities	20,604	(132,319)	(51,343)

Cash flows from financing activities:
Increase in deposits	145	87,766	33,994
(Decrease) increase in borrowed funds	(41,650)	9,530	2,470
Increase (decrease) in Repurchase Agreements	4,555	(1,618)	3,037
Cash dividends paid	(3,680)	(3,385)	(3,367)
Issuance of Common Stock	-	-	(23)
Stock options exercised	1,396	63	867
Excess tax provision from equity based compensation	280	48	109

Net cash (used in) provided by financing activities	(38,954)	92,404	37,087

Increase (decrease) in cash and due from banks	16,188	(1,218)	20,391

Cash and cash equivalents, beginning of year	61,818	63,036	42,645

Cash and cash equivalents, end of year	$78,006	$61,818	$63,036

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$3,340	$4,531	$5,492
Income taxes	$-	$-	$1,643

Non-cash investing activities
Real estate acquired through foreclosure	$4,990	$23,965	$6,520

Change in unrealized net (losses) gains on
Investment securities available-for-sale	$(5,594)	$(202)	$4,976

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

Sierra Bancorp (the “Company”) is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in Porterville, California.  The Company was incorporated in November 2000 and acquired all of the outstanding shares of Bank of the Sierra (the “Bank”) in August 2001.  The Company’s principal subsidiary is the Bank, and the Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish.  The Company’s only other direct subsidiaries are Sierra Statutory Trust II, which was formed in March 2004 solely to facilitate the issuance of capital trust pass-through securities, and Sierra Capital Trust III, which was formed in June 2006 for the same purpose.

The Bank operates twenty-five full service branch offices, an online branch, a real estate industries group, an agricultural credit division, and an SBA lending unit.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits.  The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans.  Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties.  These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra.  All significant intercompany balances and transactions have been eliminated.  Certain reclassifications have been made to prior years' balances to conform to classifications used in 2013.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Management determines the appropriate classification of its investments at the time of purchase and may only change the classification in certain limited circumstances.  All transfers between categories are accounted for at fair value.  Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are currently classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. Potential credit impairment is also a consideration. If it is determined that OTTI exists on a security, the entire difference between amortized cost and fair value is recognized as a charge through earnings.

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

Generally, the Company places a loans or lease on nonaccrual status and ceases recognizing interest income when it has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process. When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed. For loans with an interest reserve, i.e., where loan proceeds are advanced to the borrower to make interest payments, all interest recognized from the inception of the loan is reversed when the loan is placed on non-accrual. Once a loan is on non-accrual status subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required. Generally, loans and leases are not restored to accrual status until the obligation is brought current and has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Impaired loans are classified as either nonaccrual or accrual, depending on individual circumstances regarding the collectability of interest and principal according to the contractual terms.

Loans Modified in a Troubled Debt Restructuring
Loans are considered to have been modified in a troubled debt restructuring (“TDR”) when due to a borrower’s financial difficulties the Company makes certain concessions to the borrower that it would not otherwise consider.  Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.  Generally, a non-accrual loan that has been modified in a TDR remains on non-accrual status for a period of six months to demonstrate that the borrower is able to meet the terms of the modified loan.  However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period.  If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on non-accrual status.  TDRs may be removed from TDR designation in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest.

A TDR is generally considered to be in default when it appears likely that the customer will not be able to repay all principal and interest pursuant to the terms of the restructured agreement.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is maintained at a level which, in management’s judgment, is adequate to absorb loan and lease losses inherent in the loan and lease portfolio.  The allowance for loan and lease losses is increased by a provision for loan and lease losses, which is charged to expense, and reduced by principal charge-offs, net of recoveries.  The amount of the allowance is based on management’s evaluation of the collectability of the loan and lease portfolio, changes in its risk profile, credit concentrations, historical trends, and economic conditions.  This evaluation also considers the balance of impaired loans and leases.  A loan or lease is impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan or lease agreement.  The impairment on certain individually identified loans or leases is measured based on the present value of expected future cash flows discounted at the original effective interest rate of the loan or lease. As a practical expedient, impairment may be measured based on the loan’s or lease’s observable market price or the fair value of collateral if the loan or lease is collateral dependent.  The amount of impairment, if any, is recorded through the provision for loan and lease losses and is added to the allowance for loan and lease losses, with any changes over time recognized as additional bad debt expense in our provision for loan losses. Impaired loans with homogenous characteristics, such as one-to-four family residential mortgages and consumer installment loans, may be subjected to a collective evaluation for impairment, considering delinquency and repossession statistics, historical loss experience, and other factors.

General reserves cover non-impaired loans and are based on historical net loss rates for each portfolio segment by call report code, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience.  Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in international, national, regional, and local economic and business conditions and developments; changes in nature and volume of the portfolio; changes in the experience, ability and depth of lending management and staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in quality of the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit; and the effect of the other external factors such as competition and legal and regulatory requirements.

Most of the Company’s business activity is with customers located within the South Central Valley of California, therefore the Company’s exposure to credit risk is significantly affected by changes in the economy in that region. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include Direct Financing leases, Agricultural, Commercial and Industrial, Real Estate, Small Business Administration, and Consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer related loans; and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios for consumer related loans.

Though management believes the allowance for loan and lease losses to be adequate, ultimate losses may vary from their estimates.  However, estimates are reviewed periodically, and as adjustments become necessary they are reported in earnings during the periods they become known.  In addition, the FDIC and the California Department of Business Oversight, as an integral part of their examination processes, review the allowance for loan and lease losses.  These agencies may require additions to the allowance for loan and lease losses based on their judgment about information available at the time of their examinations.

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

Sale and Servicing of Loans

The Company periodically originates loans intended to be sold on the secondary market.  These loans are recorded as “held for sale” and reported at the lower of cost or fair value in the Consolidated Balance Sheets.  The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. These loans are generally held between 30 to 90 days from their origination date.  Loans held for sale by the Company currently consist entirely of residential real estate loans.  Loans classified as held for sale are disclosed in Note 4 of these Consolidated Financial Statements.

Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold.  Book value allocations are determined in accordance with U.S. GAAP.  Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Company has issued various representations and warranties associated with the sale of loans.  These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale.  The Company did not experience losses during the years ended December 31, 2013, 2012 or 2011 regarding these representations and warranties.

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

Foreclosed Assets

Foreclosed assets include real estate and other property acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the recorded investment in the loan balance and accrued interest income over the appraised fair market value of the property, net of estimated selling costs, is charged against the allowance for loan and lease losses.  A valuation allowance for losses on foreclosed assets is maintained to provide for temporary declines in value.  The allowance is established through a provision for losses on foreclosed assets which is included in other non-interest expense.  Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other non-interest income or expense as incurred.

Goodwill

The Company acquired Sierra National Bank in 2000, and the acquisition was accounted for using the purchase method of accounting.  The goodwill resulting from this transaction represents the amount by which the purchase price exceeded the fair value of the net assets. In accordance with U.S. GAAP the Company evaluates goodwill periodically for impairment.  There was no impairment recognized for the years ended December 31, 2013, 2012, and 2011.

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

The Company adopted guidance issued by the FASB accounting for income taxes, effective January 1, 2007, which clarifies the accounting and disclosure for uncertainty in tax positions as defined.  This guidance seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  We have determined that as of December 31, 2013 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Comprehensive Income

Comprehensive income consists of net income and the net change in unrealized gains on securities available-for-sale, net of an adjustment for the effects of realized gains and losses and any applicable tax.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income.  Unrealized gains and losses on the Company’s available-for-sale investment securities are included in other comprehensive income after adjusting for the effects of realized gains and losses.  Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of comprehensive income.

Stock-Based Compensation

At December 31, 2013, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007.  The 2007 Plan is for 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors.  The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards.  The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated.  The outstanding options issued under the 1998 Plan were not affected by this termination.

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

	Years Ended December 31,
	2013 (a)	2012	2011
Dividend yield	N/A	2.35%	2.27%
Expected Volatility	N/A	56.71%	52.92%
Risk-free interest rate	N/A	0.43%	1.06%
Expected option life	N/A	5.5 years	6.8 years
(a) No stock options were issued in 2013.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES AVAILABLE-FOR-SALE

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government Agencies	$5,395	$18	$(109)	$5,304
Mortgage-backed securities	320,223	3,269	(2,771)	320,721
State and political subdivisions	97,361	1,723	(2,521)	96,563
Equity securities	1,336	1,120	-	2,456
Total investment securities	$424,315	$6,130	$(5,401)	$425,044

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government Agencies	$2,987	$3	$(17)	$2,973
Mortgage-backed securites	298,806	3,547	(964)	301,389
State and political subdivisions	70,736	3,430	(180)	73,986
Equity securities	1,336	508	(4)	1,840
Total investment securities	$373,865	$7,488	$(1,165)	$380,188

For the years ended December 31, 2013, 2012, and 2011, proceeds from sales of securities available-for-sale were $700 thousand, $56.4 million, and $45.7 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of investment securities for the years ended were as follows (dollars in thousands):

	December 31,
	2013	2012	2011
Gross Gains on Sales and Calls of Investment Securities	$6	$2,059	$1,666
Gross Losses on Sales and Calls of Investment Securities	-	(297)	(6)
Net Gains on Sales and Calls of Investment Securities	$6	$1,762	$1,660

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.           INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2013 and 2012, the Company had 197 and 89 securities with unrealized gross losses, respectively.  Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2013
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(92)	$1,913	$(17)	$1,920
Mortgage-backed securities	(642)	21,747	(2,129)	124,317
State and political subdivisions	(461)	6,799	(2,060)	38,083
Equity securities	-	-	-	-
Total	$(1,195)	$30,459	$(4,206)	$164,320

	December 31, 2012
	Less Than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(17)	$1,996	$-	$-
Mortgage-backed securities	(903)	106,799	(61)	6,965
State and political subdivisions	(180)	9,324	-	-
Equity securities	(4)	242	-	-
Total	$(1,104)	$118,361	$(61)	$6,965

The Company has reviewed all sectors and securities in the investment portfolio for impairment.  During the year ended December 31, 2013, the Company realized slight gains and no losses from the sale of three debt securities which were sold to improve the credit quality of the portfolio by minimizing securities on our Municipal Bond Watch List. During the year ended December 31, 2012 the Company realized losses through earnings from the sale of 22 debt securities for $297,000. The securities were sold with 129 other debt securities for which $2,059,000 in gains were realized, as a part of a liquidity strategy to fund new loan growth.

The Company has concluded as of December 31, 2013 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the security, 2) the Company does not intend to sell the security, 3) the Company does not anticipate it will be required to sell the security before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the security.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.           INVESTMENT SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2013 by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Maturing within one year	$2,294	$2,316
Maturing after one year through five years	241,396	242,493
Maturing after five years through ten years	59,572	59,402
Maturing after ten years	49,674	47,737

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	70,043	70,640
Other securities	1,336	2,456
	$424,315	$425,044

Investment securities available-for-sale with amortized costs totaling $162,393,000 and estimated fair values totaling $164,390,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2013. (see Note 8)

Investment securities available-for-sale with amortized costs totaling $174,930,000 and estimated fair values totaling $178,550,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2012. (see Note 8)

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2013	2012
Real estate:
Secured by residential, commercial and professional office properties,
including construction and development	$318,383	$303,424
Secured by residential properties	150,952	170,514
Secured by farm land	108,504	71,851

Total Real Estate Loans	577,839	545,789

Agricultural	25,180	22,482
Commercial and industrial	158,756	257,896
Small Business Administration loans	14,905	20,523
Direct Financing leases	3,026	4,233
Consumer	23,536	28,872

Total Loans	803,242	879,795

Deferred loan and lease origination cost, net	1,522	1,156
Allowance for loan and lease losses	(11,677)	(13,873)

Loans, net	$793,087	$867,078

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

Substandard – Loans classified as substandard are those loans with clear and well-defined weaknesses such as a highly leveraged position, unfavorable financial operating results and/or trends, or uncertain repayment sources or poor financial condition, which may jeopardize ultimate recoverability of the debt.

Impaired – A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Additionally, all loans classified as troubled debt restructurings are considered impaired.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2013 were as follows (dollars in thousands):

		Special
	Pass	Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$1,720	$-	$-	$-	$1,720
Other Construction/Land	18,243	334	203	6,751	25,531
1-4 family - closed-end	67,051	1,305	770	17,898	87,024
Equity Lines	51,019	254	1,429	1,021	53,723
Multi-family residential	8,059	426	-	-	8,485
Commercial real estate owner occupied	158,155	17,033	3,261	7,563	186,012
Commercial real estate Non-owner occupied	89,475	3,630	240	13,495	106,840
Farmland	105,623	1,780	819	282	108,504

Total Real Estate	499,345	24,762	6,722	47,010	577,839

Agricultural	24,178	532	-	470	25,180
Commercial and Industrial	153,125	2,520	416	2,695	158,756
Small Business Administration loans	10,498	838	820	2,749	14,905
Direct finance leases	3,026	-	-	-	3,026
Consumer loans	19,387	478	208	3,463	23,536

Total Gross Loans and Leases	$709,559	$29,130	$8,166	$56,387	$803,242

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2012 were as follows (dollars in thousands):

		Special
	Pass	Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$1,599	$1,333	$89	$153	$3,174
Other Construction/Land	13,270	952	1,132	12,648	28,002
1-4 family - closed-end	73,002	2,484	1,209	23,222	99,917
Equity Lines	58,161	95	1,949	1,258	61,463
Multi-family residential	5,351	609	-	-	5,960
Commercial real estate owner occupied	144,207	22,895	6,562	8,950	182,614
Commercial real estate Non-owner occupied	67,407	6,864	568	17,969	92,808
Farmland	64,176	2,216	3,526	1,933	71,851

Total Real Estate	427,173	37,448	15,035	66,133	545,789

Agricultural	21,333	462	24	663	22,482
Commercial and Industrial	247,375	5,020	1,845	3,656	257,896
Small Business Administration loans	15,002	1,551	743	3,227	20,523
Direct finance leases	4,076	22	-	135	4,233
Consumer loans	23,881	445	198	4,348	28,872

Total Gross Loans and Leases	$738,840	$44,948	$17,845	$78,162	$879,795

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

A summary of the transactions in the allowance for loan and lease losses follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance, beginning of year	$13,873	$17,283	$21,138
Provision for loan and lease losses	4,350	14,210	12,000
Losses charged to allowance	(8,263)	(18,778)	(16,987)
Recoveries	1,717	1,158	1,132

Balance, end of year	$11,677	$13,873	$17,283

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

The following table presents the activity in the allowance for loan losses for the year 2013 and the recorded investment in loans and impairment method as of December 31, 2013 by portfolio segment (dollars in thousands):

			Commercial		Direct
			and	Small Business	Finance
	Real Estate	Agricultural	Industrial	Administration	Leases	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning of year	$8,034	$258	$2,056	$1,246	$165	$2,114	$-	$13,873
Charge-offs	(4,205)	(473)	(1,268)	(294)	(106)	(1,917)	-	(8,263)
Recoveries	618	-	747	37	18	297	-	1,717
Provision	1,097	1,193	633	626	(73)	623	251	4,350

End of year	$5,544	$978	$2,168	$1,615	$4	$1,117	$251	$11,677

Reserves:
Specific	$2,867	$126	$655	$1,270	$-	$431	$-	$5,349
General	2,677	852	1,513	345	4	686	251	6,328

	$5,544	$978	$2,168	$1,615	$4	$1,117	$251	$11,677

Loans evaluated for impairment:
Individually	$47,010	$470	$2,695	$2,749	$-	$3,463	$-	$56,387
Collectively	530,829	24,710	156,061	12,156	3,026	20,073	-	746,855

	$577,839	$25,180	$158,756	$14,905	$3,026	$23,536	$-	$803,242

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

The following table presents the activity in the allowance for loan losses for the year 2012 and the recorded investment in loans and impairment method as of December 31, 2012 by portfolio segment (dollars in thousands):

			Commercial		Direct
			and	Small Business	Finance
	Real Estate	Agricultural	Industrial	Administration	Leases	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning of year	$8,260	$19	$4,638	$1,447	$311	$2,608	$-	$17,283
Charge-offs	(11,108)	(634)	(3,517)	(753)	(198)	(2,568)	-	(18,778)
Recoveries	302	-	483	95	-	278	-	1,158
Provision	10,580	873	452	457	52	1,796	-	14,210

End of year	$8,034	$258	$2,056	$1,246	$165	$2,114	$-	$13,873

Reserves:
Specific	$4,180	$28	$934	$1,038	$67	$878	$-	$7,125
General	3,854	230	1,122	208	98	1,236	-	6,748

	$8,034	$258	$2,056	$1,246	$165	$2,114	$-	$13,873

Loans evaluated for impairment:
Individually	$66,133	$663	$3,656	$3,227	$135	$4,348	$-	$78,162
Collectively	479,656	21,819	254,240	17,296	4,098	24,524	-	801,633

	$545,789	$22,482	$257,896	$20,523	$4,233	$28,872	$-	$879,795

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

Past due and nonaccrual loans as of December 31, 2013 were as follows (dollars in thousands):

	30-59 Days	60-89 Days	90 Days Or			Total Financing	Non-Accrual
	Past Due	Past Due	More Past Due(1)	Total Past Due	Current	Receivables	Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$1,720	$1,720	$-
Other Construction/Land	294	-	116	410	25,121	25,531	5,528
1-4 family - closed-end	2,181	300	171	2,652	84,372	87,024	13,168
Equity Lines	98	-	288	386	53,337	53,723	778
Multi-family residential	-	-	-	-	8,485	8,485	-
Commercial real estate owner occupied	1,917	144	2,011	4,072	181,940	186,012	5,516
Commercial real estate Non-owner occupied	-	-	7,667	7,667	99,173	106,840	8,058
Farmland	331	-	-	331	108,173	108,504	282
Total Real Estate Loans	4,821	444	10,253	15,518	562,321	577,839	33,330

Agricultural	892	327	125	1,344	23,836	25,180	470
Commercial and Industrial	342	78	24	444	158,312	158,756	685
Small Business Administration Loans	976	509	1,274	2,759	12,146	14,905	1,937
Direct finance leases	-	-	-	-	3,026	3,026	-
Consumer loans	181	-	-	181	23,355	23,536	992

Total Gross Loans and Leases	$7,212	$1,358	$11,676	$20,246	$782,996	$803,242	$37,414

(1) As of December 31, 2013 there were no loans over 90 days past due and still accruing.
(2) Included in Total Financing Receivables

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

Past due and nonaccrual loans as of December 31, 2012 were as follows (dollars in thousands):

	30-59 Days	60-89 Days	90 Days Or More			Total Financing	Non-Accrual
	Past Due	Past Due	Past Due(1)	Total Past Due	Current	Receivables	Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$153	$153	$3,021	$3,174	$153
Other Construction/Land	374	211	-	585	27,417	28,002	11,163
1-4 family - closed-end	1,335	88	376	1,799	98,117	99,916	15,381
Equity Lines	473	40	66	579	60,885	61,464	1,026
Multi-family residential	177	-	-	177	5,783	5,960	-
Commercial real estate owner occupied	1,372	813	1,289	3,474	179,140	182,614	5,314
Commercial real estate Non-owner occupied	7,831	-	1,499	9,330	83,478	92,808	11,642
Farmland	231	-	1,679	1,910	69,941	71,851	1,933
Total Real Estate Loans	11,793	1,152	5,062	18,007	527,782	545,789	46,612

Agricultural	24	157	506	687	21,795	22,482	664
Commercial and Industrial	1,419	518	7	1,944	255,952	257,896	2,386
Small Business Administration Loans	905	-	1,574	2,479	18,044	20,523	2,159
Direct finance leases	-	34	123	157	4,076	4,233	135
Consumer loans	238	189	87	514	28,358	28,872	1,138

Total Gross Loans and Leases	$14,379	$2,050	$7,359	$23,788	$856,007	$879,795	$53,094

(1) As of December 31, 2012 there were no loans over 90 days past due and still accruing.
 (2) Included in Total Financing Receivables

Generally, the Company places a loan or lease on nonaccrual status and ceases recognizing interest income when it has become delinquent more than 90 days and/or when Management determines that the repayment of principal and collection of interest is unlikely. The Company may decide that it is appropriate to continue to accrue interest on certain loans more than 90 days delinquent if they are well-secured by collateral and collection is in process.  When a loan is placed on nonaccrual status, any accrued but uncollected interest for the loan is reversed out of interest income in the period in which the loan’s status changed.  Subsequent payments received from the customer are applied to principal, and no further interest income is recognized until the principal has been paid in full or until circumstances have changed such that payments are again consistently received as contractually required.

The following is a summary of information pertaining to impaired and non-accrual loans (dollars in thousands):

	Years Ended December 31,
	2013	2012

Impaired loans without a valuation allowance	$25,722	$14,292
Impaired loans with a valuation allowance	30,665	63,870
Total impaired loans (1)	$56,387	$78,162
Valuation allowance related to impaired loans	$5,349	$7,125
Total non-accrual loans	$37,414	$53,094
Total loans past-due ninety days or more and still accruing	$-	$-

(1) Principal balance only

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2013 were as follows (dollars in thousands):

	Year Emded December 31, 2013
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance(1)	Investment(2)	Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	2,972	2,972	502	3,000	98
1-4 Family - closed-end	13,522	13,522	1,324	13,630	260
Equity Lines	528	528	123	530	13
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	2,047	2,047	217	2,069	135
Commercial real estate- non-owner occupied	3,715	3,715	701	3,813	238
Farmland	-	-	-	-	-
Total Real Estate	22,784	22,784	2,867	23,042	744
Agricultural	125	125	126	131	-
Commercial and Industrial	1,870	1,857	655	2,009	85
Small Business Administration	2,710	2,488	1,270	2,487	46
Direct finance leases	-	-	-	-	-
Consumer loans	3,411	3,411	431	3,591	172
	30,900	30,665	5,349	31,260	1,047
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	4,176	3,779	-	3,885	-
1-4 Family - closed-end	4,655	4,376	-	4,687	1
Equity Lines	565	493	-	493	-
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	7,436	5,516	-	5,568	-
Commercial real estate- non-owner occupied	10,077	9,780	-	9,820	115
Farmland	282	282	-	290	-
Total Real Estate	27,191	24,226	-	24,743	116
Agricultural	345	345	-	837	-
Commercial and Industrial	891	838	-	1,346	57
Small Business Administration	358	261	-	261	-
Direct finance leases	-	-	-	-	-
Consumer loans	241	52	-	77	-
	29,026	25,722	-	27,264	173
Total	$59,926	$56,387	$5,349	$58,524	$1,220
(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2012 were as follows (dollars in thousands):

	Year Ended December 31, 2012
	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance(1)	Investment(2)	Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$153	$153	$23	$91	$-
Other Construction/Land	10,313	10,313	1,244	10,755	86
1-4 Family - closed-end	19,218	18,910	955	19,024	401
Equity Lines	1,142	1,142	163	1,144	9
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	5,846	5,585	563	5,666	126
Commercial real estate- non-owner occupied	18,539	17,579	1,230	18,079	481
Farmland	254	254	2	259	-
Total Real Estate	55,465	53,936	4,180	55,018	1,103
Agricultural	28	28	28	28	-
Commercial and Industrial	2,955	2,920	934	3,100	51
Small Business Administration	2,704	2,507	1,038	2,507	53
Direct finance leases	135	135	67	135	-
Consumer loans	4,349	4,344	878	4,493	183
	65,636	63,870	7,125	65,281	1,390
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	2,335	2,335	-	2,346	-
1-4 Family - closed-end	4,312	4,312	-	4,491	-
Equity Lines	116	116	-	155	1
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	4,298	3,365	-	3,540	-
Commercial real estate- non-owner occupied	390	390	-	421	3
Farmland	1,679	1,679	-	1,686	-
Total Real Estate	13,130	12,197	-	12,639	4
Agricultural	1,008	635	-	1,017	-
Commercial and Industrial	735	736	-	740	-
Small Business Administration	1,008	720	-	720	-
Direct finance leases	-	-	-	-	-
Consumer loans	4	4	-	7	-
	15,885	14,292	-	15,123	4
Total	$81,521	$78,162	$7,125	$80,404	$1,394
(1)Contractual principal balance due from customer.
(2)Principal balance on Company's books, less any direct charge offs.
(3)Interest income is recognized on performing balances on a regular accrual basis.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $3,714,000 and $3,427,000 in commercial loans, $32,960,000 and $40,639,000 in real estate secured loans and $3,250,000 and $3,976,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2013 and 2012, respectively.

Additional commitments to existing customers with restructured loans totaled $250,000 and $195,000 at December 31, 2013 and 2012 respectively.

Interest income recognized on impaired loans was $1,220,000, $1,394,000, and $1,214,000 for the years ended December 31, 2013, 2012 and 2011 respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2013, 2012 and 2011 respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2013	2012	2011
Interest that would have been recorded under the loans’ original terms	$3,209	$4,084	$4,353
Less gross interest recorded	304	2,088	1,328
Foregone interest	$2,905	$1,996	$3,025

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 8). These loans totaled $413,369,000 and $392,644,000 at December 31, 2013 and 2012, respectively.

Salaries and employee benefits totaling $2,804,000, $2,745,000, and $2,586,000, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2013, 2012 and 2011, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

During the periods ended December 31, 2013 and 2012, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans, include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following table presents troubled debt restructurings by type of modification during the period ending December 31, 2013 (dollars in thousands):

							Rate, Term
					Rate &	Term &	& Interest
	Rate	Term	Interest Only	Rate & Term	Interest Only	Interest Only	Only
	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$416	$-	$-	$-	$-	$-	$416
1-4 family - closed-end	-	3,338	-	238	-	-	102	3,678
Equity Lines	-	-	40	-	-	-	-	40
Commercial real estate owner occupied	-	-	-	557	-	-	-	557
Commercial real estate Non-owner occupied	-	-	-	-	-	-	-	-
Total Real Estate Loans	-	3,754	40	795	-	-	102	4,691

Agricultural	-	-	-	-	-	-	-	-
Commercial and Industrial	-	1,563	-	308	-	-	-	1,871
Consumer Loans	-	469	-	-	-	-	92	561
Small Business
Administration loans	-	-	-	-	-	-	-	-

	$-	$5,786	$40	$1,103	$-	$-	$194	$7,123

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

The following table presents troubled debt restructurings by type of modification during the period ending December 31, 2012 (dollars in thousands):

							Rate, Term
					Rate &	Term &	& Interest
	Rate	Term	Interest Only	Rate & Term	Interest Only	Interest Only	Only
	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$458	$-	$375	$-	$-	$-	$833
1-4 family - closed-end	-	313	-	200	-	222	616	1,351
Equity Lines	-	29	-	-	-	-	-	29
Commercial real estate owner occupied	-	1,006	-	1,184	-	-	-	2,190
Commercial real estate Non-owner occupied	-	330	-	60	-	-	-	390
Total Real Estate Loans	-	2,136	-	1,819	-	222	616	4,793

Agricultural	-	-	-	-	-	-	-	-
Commercial and Industrial	-	625	2	658	-	-	-	1,285
Consumer Loans	-	1,328	-	269	-	-	117	1,714
Small Business
Administration loans	-	200	-	475	-	-	-	675

	$-	$4,289	$2	$3,221	$-	$222	$733	$8,467

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2013 (dollars in thousands):

		Pre-	Post-
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)
Real Estate:
Other Construction/Land	2	$418	$416	$38
1-4 family - closed-end	8	3,679	3,678	20
Equity Lines	1	40	40	40
Commercial real estate owner occupied	1	557	557	-
Commercial real estate non-owner occupied	0	-	-	-
Total Real Estate Loans		4,694	4,691	98

Agricultural	0	-	-	-
Commercial and Industrial	8	1,858	1,871	257
Consumer Loans	13	561	561	54
Small Business Administration loans	0	-	-	-
		$7,113	$7,123	$409

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Subsequent Defaults
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	2	$162	$47
1-4 family - closed-end	2	779	133
Equity Lines	0	-	-
Commercial real estate- owner occupied	1	308	245
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		1,249	425

Agricultural	0	-	-
Commercial and Industrial	7	374	373
Consumer Loans	7	181	132
Small Business Administration Loans	2	194	-
		$1,998	$930

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS AND LEASES (Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2012 (dollars in thousands):

		Pre-	Post-
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)
Real Estate:
Other Construction/Land	10	$835	$833	$48
1-4 family - closed-end	11	1,365	1,351	101
Equity Lines	1	29	29	13
Commercial real estate owner occupied	6	1,857	2,190	(45)
Commercial real estate non-owner occupied	3	390	390	6
Total Real Estate Loans		4,476	4,793	123

Agricultural	0	-	-	-
Commercial and Industrial	20	1,295	1,285	109
Consumer Loans	37	1,723	1,714	21
Small Business Administration loans	2	668	675	8
		$8,162	$8,467	$261

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Subsequent Defaults
		Recorded
	Number of Loans	Investment	Charge-Offs
Real Estate:
Other Construction/Land	0	$-	$-
1-4 family - closed-end	1	222	-
Equity Lines	0	-	-
Commercial real estate- owner occupied	1	332	-
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		554	-

Agricultural	0	-	-
Commercial and Industrial	1	66	66
Consumer Loans	2	115	-
Small Business Administration Loans	0	-	-
		$735	$66

In the tables above, the TDRs that subsequently defaulted increased the allowance for loan and lease losses by $660,000 and $31,000 for the years ended December 31, 2013 and 2012. Charge offs resulting from the above defaults were $155,000 and $66,000 respectively. The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2013 and 2012 is $3,321,000 and $1,079,000, respectively.

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

Loan Servicing

The Company originates mortgage loans for sale to investors. During the years ended December 31, 2013, 2012, and 2011, all mortgage loans that were sold by the Company were sold without retention of related servicing.  The Company’s servicing portfolio at December 31, 2013, 2012 and 2011 totaled $1,585,000, $2,596,000 and $506,000, respectively. At December 31, 2013, loans were principally serviced for one investor.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,
	2013	2012

Land	$2,607	$2,607
Buildings and improvements	15,818	15,720
Furniture, fixtures and equipment	17,829	20,476
Leasehold improvements	10,536	10,496
	46,790	49,299
Less accumulated depreciation and amortization	26,402	27,473

Construction in progress	5	4

	$20,393	$21,830

Depreciation and amortization included in occupancy and equipment expense totaled $2,119,000, $2,289,000, and $2,505,000, for the years ended December 31, 2013, 2012 and 2011, respectively.

6.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,
	2013	2012
Accrued interest receivable	$4,990	$5,095
Deferred tax assets	12,286	11,995
Prepaid taxes	2,787	3,775
Investment in limited partnerships	9,204	10,316
Federal Home Loan Bank stock, at cost	5,581	6,019
Cash surrender value of officer life insurance policies	39,424	38,007
Other	5,613	6,262
	$79,885	$81,469

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company has no remaining capital commitments to these partnerships at December 31, 2013.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”).

The largest of these is the Company’s $5,581,000 investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements.  Any stock deemed in excess is automatically repurchased by the FHLB at cost.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2013	2012

Interest Bearing Demand Deposits	$82,408	$84,655
NOW	200,313	196,771
Savings	144,162	118,547
Money Market	73,132	71,222
CDAR's, Under $100,000	437	791
CDAR's, $100,000 or more	12,919	14,274
Time, Under $100,000	79,261	101,893
Time, $100,000 or more	205,550	218,284
Brokered Deposits	10,000	15,000

	$808,182	$821,437

 Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2014	$296,969
2015	8,467
2016	989
2017	833
2018	290
Thereafter	619

$308,167

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011

Interest Bearing Demand Deposits	$281	$257	$137
NOW	359	556	860
Savings	285	241	203
Money Market	94	127	506
CDAR's, Under $100,000	-	2	5
CDAR's, $100,000 or more	36	50	194
Time, Under $100,000	420	619	1,001
Time, $100,000 or more	823	1,154	1,223
Brokered Deposits	157	202	176

	$2,455	$3,208	$4,305

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands):

	2013		2012
	Amount	Fixed Rate	Amount	Fixed Rate

As of December 31:
Repurchase agreements	$5,974	..44%	$1,419	..60%
Overnight Federal Home Loan
Bank advances	-	-	36,650	..26%
Federal Home Loan Bank advances	-	-	-	-

	$5,974		$38,069

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $70,000,000 and $55,000,000 at December 31, 2013 and 2012, respectively, at interest rates which vary with market conditions.  There was $0 outstanding under these lines of credit at December 31, 2013 and December 31, 2012, respectively.

At December 31, 2013, the Company had remaining borrowing capacity with the Federal Home Loan Bank of $93,380,000 secured by government agencies and whole loan collateral.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Federal:
Current	$563	$220	$627
Deferred	1,842	(647)	(706)
	2,405	(427)	(79)
State:
Current	170	-	818
Deferred	518	83	(175)
	688	83	643

	$3,093	$(344)	$564

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,669	$6,594
Foreclosed Assets	1,779	4,461
Deferred compensation	4,112	3,627
Accrued reserves	594	502
Non Accrual Loans	1,211	865
Other than temporary impairment charge	576	576
Credit Carryforward	3,089	2,273
Other	153	185

Total deferred tax assets	17,183	19,083

Deferred tax liabilities:
Premises and equipment	(589)	(552)
Deferred loan costs	(2,254)	(2,152)
Unrealized gain on securities available-for-sale	(299)	(2,602)
Other	(1,755)	(1,782)
Total deferred tax liabilities	(4,897)	(7,088)

Net deferred tax assets	$12,286	$11,995

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes.  The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense at Federal statutory rate	$5,597	$2,666	$2,837
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	414	-	540
Tax exempt income	(920)	(1,388)	(1,330)
Affordable housing tax credits	(1,257)	(1,639)	(1,605)
Other	(741)	17	122

	$3,093	$(344)	$564

Effective tax rate	18.8%	(4.4)%	6.8%

The Company is subject to federal income tax and income tax of the state of California.  Our federal income tax returns for the years ended December 31, 2010, 2011 and 2012 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2009, 2010, 2011 and 2012 are open to audit by the state authorities.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2013, 2012, and 2011, respectively.  We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

10.          SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”) and Sierra Capital Trust III (“Trust III”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company.  For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810.  Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis.  At December 31, 2013, $30,000,000 of the Company’s trust preferred securities qualified as Tier 1 capital.

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000.  The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II.  The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II.  Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 2.99% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.          SUBORDINATED DEBENTURES (Continued)

Those Subordinated Debentures are currently redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 17th, June 17th, September 17th, or December 17th.  The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.

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

Those Subordinated Debentures are redeemable by the Company, subject to receipt by the Company of prior approval from the Federal Reserve Bank, on any March 23rd, June 23rd, September 23rd, or December 23rd.  The redemption price is par plus accrued and unpaid interest, except in the case of redemption under a special event which is defined in the debenture.  The TRUPS III are subject to mandatory redemption to the extent of any early redemption of the related Subordinated Debentures and upon maturity of the Subordinated Debentures on September 23, 2036.

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

Leases

The Company leases certain of its branch facilities under non-cancelable operating leases. Rental expense included in occupancy and equipment expense totaled $1,001,000, $1,011,000 and $1,167,000 and for the years ended December 31, 2013, 2012 and 2011, respectively.

Future minimum lease payments on non-cancelable operating leases are as follows:

Year Ending December 31,

2014	$1,036,000
2015	996,000
2016	792,000
2017	783,000
2018	669,000
Thereafter	4,339,000

$8,615,000

The Company has options to renew its branch facilities after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $78,000,000. A $70,000,000 letter of credit is pledged to secure public deposits at December 31, 2013 and an $8,000,000 standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2013 and 2012 were $41,761,000 and $38,962,000, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.	COMMITMENTS AND CONTINGENCIES (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	Years Ended December 31,
	2013	2012
Fixed-rate commitments to extend credit	$64,148	$53,550
Variable-rate commitments to extend credit	$356,559	$171,850
Standby letters of credit	$8,703	$6,690
Commercial and similar letters of credit	$8,070	$8,539

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

Concentration in Real Estate Lending

At December 31, 2013, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 72% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 55% of all real estate loans, while loans secured by non-construction residential properties accounted for 26%, and loans secured by farmland were 19% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a further decline in the performance of the economy in general or a further decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

Concentration by Geographic Location

The Company grants commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings and Madera counties. The ability of a substantial portion of the Company’s customers to honor their contracts is dependent on the economy in these areas. Although the Company’s loan portfolio is diversified, there is a relationship in this region between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

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

Share Repurchase Plan

At December 31, 2013, the Company had a stock repurchase plan which has no expiration date. During the year ended December 31, 2013, the Company did not repurchase any shares.  The total number of shares available for repurchase at December 31, 2013 was 700,000. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2013	2012	2011
Basic Earnings Per Share

Net income (dollars in thousands)	$13,369	$8,185	$7,780

Weighted average shares outstanding	14,155,927	14,103,805	14,036,667

Basic earnings per share	$0.94	$0.58	$0.55

Diluted Earnings Per Share

Net income (dollars in thousands)	$13,369	$8,185	$7,780

Weighted average shares outstanding	14,155,927	14,103,805	14,036,667

Effect of dilutive stock options	134,223	16,508	48,534

Weighted average shares outstanding	14,290,150	14,120,313	14,085,201

Diluted earnings per share	$0.94	$0.58	$0.55

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the “1998 Plan”) for which shares were reserved for issuance to employees and directors under incentive and non-statutory agreements. The 1998 Plan was assumed by the Company effective August 10, 2001. Effective May 23, 2007, the 1998 Plan was terminated and no further options may be granted thereunder, but options granted under the 1998 Plan which were outstanding as of the termination date were not affected by this termination. As of December 31, 2013, options granted under the 1998 Plan covering 143,550 shares were still outstanding.

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

The maximum number of shares subject to issuance under the 2007 Plan was originally 1,500,000 shares of the Company’s authorized but unissued common stock, covering both restricted stock awards and stock options.  The number subject to issuance under the 2007 Plan had declined to 780,920 at December 31, 2013, due to stock options already granted under the plan net of any canceled options that were returned to the pool available for issuance.

All options granted under the 2007 Plan have been or will be granted at an exercise price of not less than 100% of the fair market value of the stock on the date of grant, exercisable in installments as provided in individual stock option agreements. In the event of a “Change in Control” as defined in the 2007 Plan, all outstanding options shall become exercisable in full (subject to certain notification requirements), and shall terminate if not exercised within a specified period of time unless such options are assumed by the successor corporation or substitute options are granted. Options also terminate in the event an optionee ceases to be employed by or to serve as a director of the Company or its subsidiaries, and the vested portion thereof must be exercised within 30 days after such cessation of employment or service.

A summary of the Company’s stock option activity, including options from the 1998 Plan, follows (shares in thousands, except exercise price):

	2013			2012		2011
		Weighted			Weighted		Weighted
		Average	Aggregate		Average		Average
		Exercise	Intrinsic		Exercise		Exercise
	Shares	Price	Value (1)	Shares	Price	Shares	Price
Outstanding, beginning of year	927	$14.16		810	$14.97	835	$14.24
Exercised	(111)	$9.87		(5)	$9.45	(125)	$6.72
Granted	-	$-		189	$10.21	186	$10.58
Canceled	(70)	$15.75		(67)	$13.08	(86)	$10.43

Outstanding, end of year	746	$14.65	$2,961	927	$14.16	810	$14.97

Exercisable, end of year (2)	542	$16.30	$583	599	$16.07	504	$17.15

(1)The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on changes in the market value of the Company's stock.
(2)The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2013 was 6.0 years and 7.1 years, respectively.

Information related to stock options during each year follows:

	2013	2012	2011
Weighted-average grant-date fair value per share	$-	$3.86	$3.79
Total intrinsic value of stock options exercised	$605,000	$9,000	$465,000
Total fair value of stock options vested	$583,000	$517,000	$-

Cash received from the exercise of 110,240 shares was $1,088,000 for the period ended December 31, 2013 with a related tax benefit of $147,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	SHAREHOLDERS’ EQUITY (Continued)

The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $268,000, $487,000 and $460,000 are reflected in the Company’s income statements for the years ended December 31, 2013, 2012 and 2011, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $110,000, $200,000 and $189,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2013 was $280,000, which will be recognized over the next 3.8 years.

13.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Failure to meet these minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all of their capital adequacy requirements as of December 31, 2013 and 2012. In addition, as of December 31, 2013 and 2012, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands):

	Years Ended December 31,
	2013		2012
	Capital		Capital
	Amount	Ratio	Amount	Ratio
Leverage Ratio
Sierra Bancorp and subsidiary	$198,216	14.37%	$186,783	13.34%
Minimum requirement for "Well-Capitalized" institutions	68,969	5.0%	69,993	5.0%
Minimum regulatory requirement	55,175	4.0%	55,994	4.0%

Bank of the Sierra	$195,001	14.18%	$184,024	13.17%
Minimum requirement for "Well-Capitalized" institutions	68,765	5.0%	69,866	5.0%
Minimum regulatory requirement	55,012	4.0%	55,893	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

13.	REGULATORY MATTERS (Continued)

	Years Ended Decmber 31,
	2013		2012
	Capital		Capital
	Amount	Ratio	Amount	Ratio
Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$198,225	20.39%	$183,783	18.11%
Minimum requirement for "Well-Capitalized" institutions	58,330	6.0%	61,878	6.0%
Minimum regulatory requirement	38,887	4.0%	41,252	4.0%

Bank of the Sierra	$195,001	20.11%	$184,024	17.88%
Minimum requirement for "Well-Capitalized" institutions	58,174	6.0%	61,737	6.0%
Minimum regulatory requirement	38,783	4.0%	41,158	4.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$210,669	21.67%	$199,700	19.36%
Minimum requirement for "Well-Capitalized" institutions	97,217	10.0%	103,131	10.0%
Minimum regulatory requirement	77,773	8.0%	82,504	8.0%

Bank of the Sierra	$206,960	21.35%	$196,912	19.14%
Minimum requirement for "Well-Capitalized" institutions	96,957	10.0%	102,895	10.0%
Minimum regulatory requirement	77,565	8.0%	82,316	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2013, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Business Oversight, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2013, the maximum amount available for dividend distribution under this restriction was approximately $29,854,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $4,952,000 and $4,747,000 and was fully accrued for the years ended December 31, 2013 and 2012, respectively. The expense recognized under these arrangements totaled $288,000 and $292,000, and $403,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $83,000 for each of the years ended December 31, 2013, 2012 and 2011. The Company also provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $89,000, $145,000 and $197,000, and was fully accrued for the years ended December 31, 2013, 2012, and 2011, respectively. Benefits paid to former executives of SNB under this plan totaled $67,000, for each of the years ended December 31, 2013, 2012, and 2011, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $35,250,000 and $34,762,000 at December 31, 2013 and 2012, respectively. On the consolidated balance sheet, the cash surrender values are included in other assets.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2013, 2012 and 2011. In connection with this plan, life insurance policies with cash surrender values totaling $4,174,000 and $3,245,000 at December 31, 2013 and 2012, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 60% for the year ended December 31, 2013 and 50% for each of the years ended December 31, 2012 and 2011. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $360,000, $302,000 and $304,000 to the Plan in 2013, 2012 and 2011, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	NON-INTEREST REVENUE

The major grouping of non-interest revenue on the consolidated income statements includes several specific items:  service charges on deposit accounts, gains on the sale of loans, credit card fees, check card fees, the net gain (loss) on sales and calls of investment securities available for sale, and the net increase (decrease) in the cash surrender value of life insurance.

Non-interest revenue also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011
Included in other income:
Loss on limited partnerships	$(1,063)	$(395)	$(885)
Dividends on Equity Investments	356	67	26
Rental income on leases	46	102	173
Other	2,569	2,134	1,842

Total other non-interest revenue	$1,908	$1,908	$1,156

16.	OTHER OPERATING EXPENSE

Other expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011

Professional fees	$4,143	$3,454	$3,941
Data processing	1,987	1,807	1,523
Advertising and promotion	1,960	1,771	2,051
Deposit services	1,980	2,266	2,516
Stationery and supplies	657	738	705
Telephone and data communication	1,613	1,549	1,291
Loan and credit card processing	1,327	419	1,082
Foreclosed assets expense	1,202	4,914	5,226
Postage	713	718	576
Other	1,039	1,905	1,267

Total other non-interest expense	$16,621	$19,541	$20,178

 SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011

Balance, beginning of year	$629	$2,471	$3,465

Disbursements	543	625	773
Amounts repaid	(606)	(2,467)	(1,767)
Decreased	-	-	-

Balance, end of year	$566	$629	$2,471

Undisbursed commitments to related parties	$460	$330	$472

Deposits from related parties held by the Bank at December 31, 2013 and 2012 amounted to $7,523,000 and $9,012,000, respectively.

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

▪	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the factors that market participants would use in pricing an asset or liability.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	FAIR VALUE (Continued)

The Company used the following methods and significant assumptions to estimate fair values for each category of financial asset noted below:

Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.

Collateral-dependent impaired loans:  A specific loss allowance is created for collateral dependent impaired loans, representing the difference between the face value of the loan and its current appraised value less estimated disposition costs.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
US Government Agencies	$-	$5,304	$-	$5,304	$-
Mortgage-backed securities	-	320,721	-	320,721	-
State and political subdivisions	-	96,563	-	96,563	-
Equity securities	2,456	-	-	2,456	-

Total available-for-sale securities	$2,456	$422,588	$-	$425,044	$-

	Fair Value Measurements at December 31, 2012, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment Securities
US Government Agencies	$-	$2,973	$-	$2,973	$-
Mortgage-backed securities	-	301,389	-	301,389	-
State and political subdivisions	-	73,986	-	73,986	-
Equity securities	1,809	31	-	1,840	-

Total available-for-sale securities	$1,809	$378,379	$-	$380,188	$-

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	FAIR VALUE (Continued)

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$14,705	$-	$14,705
Foreclosed Assets	$-	$8,185	$-	$8,185

	Year Ended December 31, 2012
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral Dependent Impaired Loans	$-	$27,449	$-	$27,449
Foreclosed Assets	$-	$19,754	$-	$19,754

 SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2013 and 2012:

Cash and cash equivalents, and fed funds sold: For cash and cash equivalents and fed funds sold, the carrying amount is estimated to be fair value.

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

Investment in limited partnerships:  The fair values of our investments in limited partnerships are estimated using quarterly indications of value provided by the general partner.  The fair values of undisbursed capital commitments are assumed to be the same as their book values.

Other investments:  Included in other assets are certain long-term investments carried at cost, which approximates estimated fair value, unless an impairment analysis indicates the need for adjustments.

Deposits:  Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount.  Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities.

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

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2013
		Estimated Fair Value
		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$78,006	$78,006	$-	$-	$78,006
Investment securities available for sale	425,044	2,456	422,588	-	425,044
Loans and leases held for investment	778,382	-	797,383	-	797,383
Collateral dependent impaired loans	14,705	-	14,705	-	14,705
Loans held-for-sale	105	105	-	-	105
Cash surrender value of life insurance policies	39,424	-	39,424	-	39,424
Other Investments	5,932	-	5,932	-	5,932
Investment in Limited Partnership	9,204	-	9,204	-	9,204
Accrued interest receivable	4,990	-	4,990	-	4,990

Financial Liabilities:
Deposits:
Noninterest-bearing	$365,997	$365,997	$-	$-	$365,997
Interest-bearing	808,182	-	808,182	-	808,182
Fed Funds Purchased and
Repurchase Agreements	5,974	-	5,974	-	5,974
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	11,175	-	11,175
Limited partnership capital commitment	962	-	962	-	962
Accrued Interest Payable	186	-	186	-	186

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$420,707
Standby letters of credit	8,703
Commercial lines of credit	8,070

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2012
		Estimated Fair Value
		Quoted Prices in		Significant
		Active Markets for	Significant	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial Assets:
Cash and cash equivalents	$61,818	$61,818	$-	$-	$61,818
Investment securities available for sale	380,188	1,809	378,379	-	380,188
Loans and leases held for investment	839,629	-	873,309	-	873,309
Collateral dependent impaired loans	27,449	-	27,449	-	27,449
Loans held-for-sale	210	210	-	-	210
Cash surrender value of life insurance policies	38,007	-	38,007	-	38,007
Other Investments	6,370	-	6,370	-	6,370
Investment in Limited Partnership	10,316	-	10,316	-	10,316
Accrued interest receivable	5,095	-	5,095	-	5,095

Financial Liabilities:
Deposits:
Noninterest-bearing	$352,597	$352,597	$-	$-	$352,597
Interest-bearing	821,437	-	821,911	-	821,911
Fed Funds Purchased and
Repurchase Agreements	1,419	-	1,419	-	1,419
Short-term borrowings	36,650	-	36,650	-	36,650
Long-term borrowings	5,000	-	5,038	-	5,038
Subordinated debentures	30,928	-	12,141	-	12,141
Limited partnership capital commitment	962	-	962	-	962
Accrued Interest Payable	304	-	304	-	304

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	225,400
Standby letters of credit	6,690
Commercial lines of credit	8,539

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2013 and 2012
(dollars in thousands)

	2013	2012
ASSETS
Cash and due from banks	$1,337	$1,712
Investments in bank subsidiary	208,326	200,497
Investment in Trust subsidiaries	928	928
Investment in other securities	2,421	1,809
Other assets	310	263

Total Assets	$213,322	$205,209

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$720	$389
Subordinated debentures	30,928	30,928

Total liabilities	31,648	31,317

Shareholders' equity:
Common stock	68,428	67,044
Retained Earnings	112,817	103,128
Accumulated other comprehensive income, net of taxes	429	3,720

Total shareholders' equity	181,674	173,892

Total liabilities and shareholders' equity	$213,322	$205,209

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Income:
Other-than-temporary impairment losses on equity securities	$-	$-	$(1,370)
Dividend from Subsidiary	3,000	-	-
Other operating income	16	10	21

Total Income	3,016	10	(1,349)

Expense
Salaries and employee benefits	349	254	206
Other expenses	1,313	1,365	1,388
Total expenses	1,662	1,619	1,594

Income (loss) before income taxes	1,354	(1,609)	(2,943)

Income tax benefit	(803)	(663)	(1,212)

Income (loss) before equity in undistributed income of subsidiary	2,157	(946)	(1,731)

Equity in undistributed income of subsidiary	11,212	9,131	9,511

Net income	$13,369	$8,185	$7,780

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

20.	PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2013, 2012 and 2011
(dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net Income	$13,369	$8,185	$7,780
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(11,212)	(9,131)	(9,511)
Other-than-temporary impairment loss	-	-	1,370
(Increase) decrease in other assets	(75)	583	(140)
Increase in other liabilities	106	50	73
Tax benefit (provision) from equity based compensation	29	(36)	109

Net provided for (used in) operating activities	2,217	(349)	(319)

Cash flows from financing activities:
Expense from the issuance of common stock	-	-	(23)
Stock options exercised	1,088	51	867
Dividends paid	(3,680)	(3,385)	(3,368)

Net cash used in by financing activities	(2,592)	(3,334)	(2,524)

Net decrease in cash and cash equivalents	(375)	(3,683)	(2,843)

Cash and cash equivalents, beginning of year	1,712	5,395	8,238

Cash and cash equivalents, end of year	$1,337	$1,712	$5,395

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

21.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s results of operations for the four quarters of 2013 and 2012 and is unaudited. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods.

	2013 Quarter Ended
	December 31,	September 30,		June 30,		March 31,

Interest income	$13,188		$12,791		$13,090		$12,716
Interest expense	743		790		815		873

Net interest income	12,445		12,001		12,275		11,843

Provision for loan and lease losses	1,500		800		450		1,600
Non-interest income	4,607		4,319		4,022		4,115
Non-interest expense	10,788		11,490		10,717		11,820

Net income before taxes	4,764		4,030		5,130		2,538

Provision for taxes	895		663		1,331		204

Net income	$3,869		$3,367		$3,799		$2,334

Diluted earnings per share	$0.27	$	..23	$	..27	$	..16
Cash dividend per share	$0.07	$	..07	$	..06	$	..06

	2012 Quarter Ended
	December 31,		September 30,		June 30,		March 31,

Interest income		$13,389		$14,192		$13,612		$13,709
Interest expense		973		1,063		1,064		1,221

Net interest income		12,416		13,129		12,548		12,488

Provision for loan and lease losses		3,600		4,700		3,160		2,750
Non-interest income		5,521		4,381		4,121		4,103
Non-interest expense		12,637		11,496		10,482		12,041

Net income before taxes		1,700		1,314		3,027		1,800

Provision for taxes		(398)		(321)		454		(79)

Net income		$2,098		$1,635		$2,573		$1,879

Diluted earnings per share	$	..15	$	..12	$	..18	$	..13
Cash dividend per share	$	..06	$	..06	$	..06	$	..06

Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2013.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sierra Bancorp and Subsidiary
Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
March 13, 2014

ITEM 9B.	OTHER INFORMATION.

None.

PART III

Item 10.      Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2014 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2013 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Exhibits

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
10.1	1998 Stock Option Plan (3)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (4)
10.3	Salary Continuation Agreement for James C. Holly (4)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)
10.5	Split Dollar Agreement for Kenneth R. Taylor (6)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (6)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (6)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (6)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (6)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (6)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (6)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (6)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (7)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (8)
10.19	2007 Stock Incentive Plan (9)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (10)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor
11	Statement of Computation of Per Share Earnings (11)
21	Subsidiaries of Sierra Bancorp (12)
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (SEC) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(4)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.
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

Dated: March 13, 2014	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
James C. Holly
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Executive Vice President &
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra	Director	March 13, 2014
Albert L. Berra

/s/ Robert L. Fields	Director	March 13, 2014
Robert L. Fields

/s/ James C. Holly	Chief Executive Officer & Director	March 13, 2014
James C. Holly	(Principal Executive Officer)

/s/ Vincent L. Jurkovich	Director	March 13, 2014
Vincent L. Jurkovich

/s/ Lynda B. Scearcy	Director	March 13, 2014
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 13, 2014
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 13, 2014
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 13, 2014
Kenneth R. Taylor	Chief Financial Officer (Principal Financial and Principal Accounting Officer)

