Form 10-Q
period 2014-03-31
SIERRA BANCORP
filed 2014-05-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Common stock, no par value, 14,121,139 shares outstanding as of April 30, 2014

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$45,379	$51,342
Interest-bearing deposits in banks	26,785	26,664
Total cash & cash equivalents	72,164	78,006
Investment securities available for sale	444,797	425,044
Loans held for sale	-	105
Loans and leases:
Gross loans and leases	837,761	803,242
Allowance for loan and lease losses	(11,491)	(11,677)
Deferred loan and lease fees, net	1,254	1,522
Net loans and leases	827,524	793,087
Premises and equipment, net	21,153	20,393
Foreclosed assets	7,237	8,185
Goodwill	5,544	5,544
Other assets	79,902	79,885
TOTAL ASSETS	$1,458,321	$1,410,249

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$354,455	$365,997
Interest bearing	865,723	808,182
Total deposits	1,220,178	1,174,179
Federal funds purchased and repurchase agreements	5,527	5,974
Short-term borrowings	-	-
Long-term borrowings	-	-
Junior subordinated debentures	30,928	30,928
Other liabilities	17,519	17,494
TOTAL LIABILITIES	1,274,152	1,228,575
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares authorized; 14,179,439 and 14,217,199 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	65,886	65,780
Additional paid in capital	2,574	2,648
Retained earnings	114,420	112,817
Accumulated other comprehensive (loss) income	1,289	429
TOTAL SHAREHOLDERS' EQUITY	184,169	181,674

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,458,321	$1,410,249

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended March 31, 2014	For the Quarter Ended March 31, 2013

Interest income:
Interest and fees on loans	$10,351	$10,912
Interest on investment securities:
Taxable	1,825	1,162
Tax-exempt	741	619
Interest on federal funds sold and interest-bearing deposits	35	28
Total interest income	12,952	12,721

Interest expense:
Interest on deposits	558	660
Interest on short-term borrowings	5	4
Interest on long-term borrowings	-	33
Interest on mandatorily redeemable trust preferred securities	174	177
Total interest expense	737	874

Net Interest Income	12,215	11,847

Provision for loan losses	150	1,600

Net Interest Income after provision for loan losses	12,065	10,247

Non-interest income:
Service charges on deposit accounts	1,886	2,072
Gains on investment securities available-for-sale	104	6
Other income, net	1,717	2,032
Total non-interest income	3,707	4,110

Non-interest expense:
Salaries and employee benefits	5,985	5,920
Occupancy expense	1,505	1,551
Other	3,239	4,348
Total non-interest expenses	10,729	11,819

Income before income taxes	5,043	2,538

Provision for income taxes	1,244	204

Net Income	$3,799	$2,334

PER SHARE DATA
Book value	$12.99	$12.43
Cash dividends	$0.08	$0.06
Earnings per share basic	$0.27	$0.17
Earnings per share diluted	$0.26	$0.16
Average shares outstanding, basic	14,228,040	14,113,502
Average shares outstanding, diluted	14,373,196	14,194,223

Total shareholder equity (in thousands)	$184,169	175,542
Shares outstanding	14,179,439	14,119,679
Dividends paid	$1,137,965	$846,665

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2014	For the Quarter Ended March 31, 2013

Net Income	$3,799	$2,334
Other comprehensive income, before tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during period	1,566	(85)
Less: reclassification adjustment for gains (1) included in net income	(104)	(6)
Other comprehensive income (loss), before tax	1,462	(91)
Income tax (expense) benefit related to items of other comprehensive income (loss), net of tax	(602)	37
Other comprehensive income (loss)	860	(54)

Comprehensive income	$4,659	$2,280

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the quarter ended March 31, 2014 and 2013 was $43 thousand and $3 thousand, respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	For the Quarter Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$3,799	$2,334
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(104)	(6)
Gain on sales of loans	(3)	(36)
(Gain) loss on sale on foreclosed assets	(350)	488
Writedowns on foreclosed assets	84	87
Share-based compensation expense	12	93
Provision for loan losses	150	1,600
Depreciation	506	590
Net amortization on securities premiums and discounts	1,614	2,096
(Increase) decrease in unearned net loan fees	(268)	29
Increase in cash surrender value of life insurance policies	(325)	(593)
Proceeds from sales of loans portfolio	108	1,257
Increase in loans held-for-sale	-	(1,800)
(Increase) decrease in interest receivable and other assets	(445)	1,057
Increase (decrease) in other liabilities	25	(1,295)
Deferred income tax provision	65	4
Excess tax benefit from equity based compensation	(86)	(34)
Net cash provided by operating activities	4,782	5,871

Cash flows from investing activities:
Maturities of securities available for sale	450	140
Proceeds from sales/calls of securities available for sale	4,215	977
Purchases of securities available for sale	(41,899)	(47,006)
Principal pay downs on securities available for sale	17,433	25,141
Net (increase) decrease in loans receivable, net	(34,444)	49,928
Purchases of premises and equipment, net	(1,266)	(94)
Proceeds from sales of foreclosed assets	1,339	3,725
Net cash (used in) provided by investing activities	(54,172)	32,811

Cash flows from financing activities:
Increase (decrease) in deposits	45,999	(18,100)
Decrease in borrowed funds	-	(35,050)
(Decrease) increase in repurchase agreements	(447)	1,254
Cash dividends paid	(1,138)	(847)
Repurchases of common stock	(1,492)	-
Stock options exercised	540	158
Excess tax benefit from equity based compensation	86	34
Net cash provided by (used in) financing activities	43,548	(52,551)

Decrease in cash and due from banks	(5,842)	(13,869)

Cash and cash equivalents
Beginning of period	78,006	61,818
End of period	$72,164	$47,949

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services primarily to communities in the central and southern regions of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank’s most recent branching activity includes the relocation of our Clovis branch to a larger facility in a more convenient location in the third quarter of 2012. In addition to our full-service branches, the Bank has a real estate industries group, an agricultural credit division, an SBA lending unit, and offsite ATMs at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by US generally accepted accounting principles (GAAP) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for such period. Such adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. In preparing the accompanying consolidated financial statements, management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2013 have been reclassified to be consistent with the reporting for 2014. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In January 2014, the FASB issued Accounting Standards Update (ASU) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, to provide additional flexibility with regard to accounting for investments in qualified affordable housing projects. ASU 2014-01 modifies the conditions that must be met to present the pretax impact and related tax benefits of such investments as a component of income taxes (“net” within income tax expense), to enable more investors to elect to use a “net” presentation for those investments. Investors that do not qualify for “net” presentation under the new guidance will continue to account for such investments under the equity method or cost method, which results in losses recognized in pretax income and tax benefits recognized in income taxes (“gross” presentation of investment results). For investments that qualify for the “net” presentation of investment performance, ASU 2014-01 introduces a “proportional amortization method” that can be elected to amortize the investment basis. If elected, the method is required for all eligible investments in qualified affordable housing projects. ASU 2014-01 also requires enhanced recurring disclosures for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. It is effective for interim and annual periods beginning after December 15, 2014, and early adoption is permitted. The Company currently expects to adopt ASU 2014-01 as of the first quarter of 2015. We will likely continue to account for our low-income housing tax credit investments using the equity method subsequent to our adoption of ASU 2014-01 and thus do not expect any impact on our income statement or balance sheet, but our disclosures with regard to low-income housing tax credit investments will be updated to reflect the new requirements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to resolve diversity in practice with respect to a creditor’s reclassification of a collateralized consumer mortgage loan to other real estate owned (OREO). Current US GAAP requires a loan to be reclassified to OREO upon a troubled debt restructuring that is “in substance a repossession or foreclosure”, where the creditor receives “physical possession” of the debtor's assets regardless of whether formal foreclosure proceedings take place. The terms “in substance a repossession or foreclosure” and “physical possession” are not defined in US GAAP; therefore, questions have arisen about when a creditor should reclassify a collateralized mortgage loan to OREO. ASU 2014-04 requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 is effective for public business entities for interim and annual periods beginning after December 15, 2014. It will be adopted by the Company for the first quarter of 2015, and we do not expect any impact upon our financial statements or operations upon adoption.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2014 and 2013, cash paid for interest due on interest-bearing liabilities was $777,000 and $993,000, respectively. There was no cash paid for income taxes during the three months ended March 31, 2014 and 2013. Assets totaling $125,000 and $293,000 were acquired in settlement of loans for the three months ended March 31, 2014 and March 31, 2013, respectively. We received $1.339 million in cash from the sale of foreclosed assets during the first three months of 2014 relative to $3.333 million during the first three months of 2013, which represents sales proceeds less loans extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 127,950 shares that were granted under the 1998 Plan were still outstanding as of March 31, 2014 and remain unaffected by that plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of March 31, 2014 was 810,800. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $12,000 was reflected in the Company’s income statement during the first quarter of 2014 and $93,000 was charged during the first quarter of 2013, as expense related to stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,228,040 weighted average shares outstanding during the first quarter of 2014, and 14,113,502 during the first quarter of 2013.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2014 the dilutive effect of options outstanding calculated under the treasury stock method totaled 145,156, which was added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2013 shares totaling 80,721 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities. Gains or losses on investment securities that were realized and included in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

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

	March 31, 2014	December 31, 2013
Commitments to extend credit	$425,048	$420,707
Standby letters of credit	$8,724	$8,703
Commercial letters of credit	$8,069	$8,070

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

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate fair values. In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities, which are classified as available for sale, and our equity securities that have readily determinable fair values, be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any additional financial assets or liabilities.

Fair value measurements and disclosure standards also establish a framework for measuring fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Further, the standards establish a fair value hierarchy that encourages an entity to maximize the use of observable inputs and limit the use of unobservable inputs when measuring fair values. The standards describe three levels of inputs that may be used to measure fair values:

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at March 31, 2014 and December 31, 2013:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral, net of expected disposition costs where applicable, for collateral-dependent loans.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain investments for which no secondary market exists are carried at cost unless an impairment analysis indicates the need for adjustments, and the carrying amount for those investments approximates their estimated fair value.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	March 31, 2014
		Estimated Fair Value
		Quoted Prices in
		Active Markets	Significant	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$72,164	$72,164	$-	$-	$72,164
Investment securities available for sale	444,797	2,595	442,202	-	444,797
Loans and leases, net	806,226	-	824,197	-	824,197
Collateral dependent impaired loans	21,298	-	21,298	-	21,298
Loans held-for-sale	-	-	-	-	-
Cash surrender value of life insurance policies	39,749	-	39,749	-	39,749
Other investments	5,932	-	5,932	-	5,932
Investment in limited partnership	8,929	-	8,929	-	8,929
Accrued interest receivable	5,067	-	5,067	-	5,067

Financial liabilities:
Deposits:
Noninterest-bearing	$354,455	$354,455	$-	$-	$354,455
Interest-bearing	865,723	-	865,994	-	865,994
Fed funds purchased and repurchase agreements	5,527	-	5,527	-	5,527
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	11,190	-	11,190
Limited partnership capital commitment	914	-	914	-	914
Accrued interest payable	146	-	146	-	146

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$425,048
Standby letters of credit	8,724
Commercial lines of credit	8,069

	December 31, 2013
		Estimated Fair Value
		Quoted Prices in
		Active Markets	Significant	Significant
		for	Observable	Unobservable
	Carrying	Identical Assets	Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Total
Financial assets:
Cash and cash equivalents	$78,006	$78,006	$-	$-	$78,006
Investment securities available for sale	425,044	2,456	422,588	-	425,044
Loans and leases, net	778,382	-	797,383	-	797,383
Collateral dependent impaired loans	14,705	-	14,705	-	14,705
Loans held-for-sale	105	105	-	-	105
Cash surrender value of life insurance policies	39,424	-	39,424	-	39,424
Other Investments	5,932	-	5,932	-	5,932
Investment in limited partnership	9,204	-	9,204	-	9,204
Accrued interest receivable	4,990	-	4,990	-	4,990

Financial liabilities:
Deposits:
Noninterest-bearing	$365,997	$365,997	$-	$-	$365,997
Interest-bearing	808,182	-	808,182	-	808,182
Fed funds purchased and repurchase agreements	5,974	-	5,974	-	5,974
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	11,175	-	11,175
Limited partnership capital commitment	962	-	962	-	962
Accrued interest payable	186	-	186	-	186

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$420,707
Standby letters of credit	8,703
Commercial lines of credit	8,070

For financial asset categories that were actually reported at fair value at March 31, 2014 and December 31, 2013, the Company used the following methods and significant assumptions:

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.

•	Collateral-dependent impaired loans: Impaired loans carried at fair value are those for which it is probable that the bank will be unable to collect all amounts due (including both principal and interest) according to the contractual terms of the original loan agreement, and the carrying value has been written down to the fair value of the loan. The carrying value is equivalent to the fair value of the collateral based on current appraisals, net of expected disposition costs where applicable, for collateral-dependent loans.

•	Foreclosed assets: Repossessed real estate (OREO) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected selling costs for OREO and some other assets such as mobile homes, and for all other assets fair value is represented by the estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities
U.S. Government agencies	$-	$4,781	$-	$4,781
Obligations of states and political subdivisions	-	95,008	-	95,008
U.S. Government agencies collateralized by mortgage obligations	-	342,413	-	342,413
Other securities	2,595	-	-	2,595

Total available-for-sale securities	$2,595	$442,202	$-	$444,797

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities
U.S. Government agencies	$-	$5,304	$-	$5,304
Obligations of states and political subdivisions	-	320,721	-	320,721
U.S. Government agencies collateralized by mortgage obligations	-	96,563	-	96,563
Other securities	2,456	-	-	2,456

Total available-for-sale securities	$2,456	$422,588	$-	$425,044

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$21,298	$-	$21,298
Foreclosed assets	$-	$7,237	$-	$7,237

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$14,705	$-	$14,705
Foreclosed assets	$-	$8,185	$-	$8,185

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

The table below summarizes the Company’s available-for-sale investment securities by type, as of the dates indicated:

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

(dollars in thousands, unaudited):

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$4,874	$4	$(97)	$4,781
Mortgage-backed securities	341,917	3,173	(2,677)	342,413
State and poltical subdivisions	94,479	2,083	(1,554)	95,008
Equity securities	1,336	1,259	-	2,595
Total investment securities	$442,606	$6,519	$(4,328)	$444,797

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$5,395	$18	$(109)	$5,304
Mortgage-backed securities	320,223	3,269	(2,771)	320,721
State and political subdivisons	97,361	1,723	(2,521)	96,563
Equity securities	1,336	1,120	-	2,456
Total investment securities	$424,315	$6,130	$(5,401)	$425,044

At March 31, 2014 and December 31, 2013, the Company had 198 securities and 89 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to our investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	March 31, 2014
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(75)	$1,929	$(22)	$1,509
Mortgage-backed securities	(1,004)	38,936	(1,673)	137,071
State and political subdivisions	(695)	12,919	(859)	27,351
Other securities	-	-	-	-
Total investment securities	$(1,774)	$53,784	$(2,554)	$165,931

	December 31, 2013
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(92)	$1,913	$(17)	$1,920
Mortgage-backed securities	(642)	21,747	(2,129)	124,317
State and political subdivisions	(461)	6,799	(2,060)	38,083
Other securities	-	-	-	-
Total investment securities	$(1,195)	$30,459	$(4,206)	$164,320

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	March 31, 2014
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$2,458	$-	$242	$59	$2,759
Other construction/land	22,407	175	128	5,690	28,400
1-4 family - closed end	96,538	1,033	619	17,461	115,651
Equity lines	48,668	413	1,162	1,849	52,092
Multi-family residential	6,127	425	-	-	6,552
Commercial real estate - owner occupied	173,219	18,006	3,791	9,468	204,484
Commercial real estate - non-owner occupied	90,816	3,604	209	13,374	108,003
Farmland	104,547	1,852	809	66	107,274
Total real estate	544,780	25,508	6,960	47,967	625,215

Agricultural	23,918	1,781	-	327	26,026
Commercial and Iindustrial	158,085	2,388	526	3,541	164,540
Consumer loans	18,055	430	186	3,309	21,980
Total gross loans and leases	$744,838	$30,107	$7,672	$55,144	$837,761

	December 31, 2013
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$1,720	$-	$-	$-	$1,720
Other construction/land	18,243	334	203	6,751	25,531
1-4 family - closed end	67,051	1,305	770	17,898	87,024
Equity lines	51,019	254	1,429	1,021	53,723
Multi-family residential	8,059	426	-	-	8,485
Commercial real estate - owner occupied	158,155	17,033	3,261	7,563	186,012
Commercial real estate - non-owner occupied	89,475	3,630	240	13,495	106,840
Farmland	105,623	1,780	819	282	108,504
Total real estate	499,345	24,762	6,722	47,010	577,839

Agricultural	24,178	532	-	470	25,180
Commercial and industrial	166,649	3,358	1,236	5,444	176,687
Consumer loans	19,387	478	208	3,463	23,536
Total gross loans and leases	$709,559	$29,130	$8,166	$56,387	$803,242

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and other real estate owned (OREO). OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection. An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$2,759	$2,759	$59
Other construction/land	3,161	-	88	3,249	25,151	28,400	4,479
1-4 family - closed end	3,892	204	47	4,143	111,508	115,651	12,765
Equity lines	267	150	817	1,234	50,858	52,092	1,607
Multi-family residential	-	-	-	-	6,552	6,552	-
Commercial real estate - owner occupied	1,352	1,049	2,514	4,915	199,569	204,484	6,629
Commercial real estate - non-owner occupied	-	-	7,012	7,012	100,991	108,003	7,989
Farmland	353	-	-	353	106,921	107,274	66
Total real estate	9,025	1,403	10,478	20,906	604,309	625,215	33,594

Agricultural	1,295	-	327	1,622	24,404	26,026	327
Commercial and industrial	767	203	441	1,411	163,129	164,540	1,281
Consumer loans	180	88	96	364	21,616	21,980	997
Total gross loans and leases	$11,267	$1,694	$11,342	$24,303	$813,458	$837,761	$36,199

(1) Included in total financing receivables

(2) As of March 31, 2014 there were no loans over 90 days past due and still acrruing.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$1,720	$1,720	$-
Other construction/land	294	-	116	410	25,121	25,531	5,528
1-4 family - closed end	2,181	300	171	2,652	84,372	87,024	13,168
Equity lines	98	-	288	386	53,337	53,723	778
Multi-family residential	-	-	-	-	8,485	8,485	-
Commercial real estate - owner occupied	1,917	144	2,011	4,072	181,940	186,012	5,516
Commercial real estate - non-owner occupied	-	-	7,667	7,667	99,173	106,840	8,058
Farmland	331	-	-	331	108,173	108,504	282
Total real estate	4,821	444	10,253	15,518	562,321	577,839	33,330

Agricultural	892	327	125	1,344	23,836	25,180	470
Commercial and industrial	1,318	587	1,298	3,203	173,484	176,687	2,622
Consumer loans	181	-	-	181	23,355	23,536	992
Total gross loans and leases	$7,212	$1,358	$11,676	$20,246	$782,996	$803,242	$37,414

(1) Included in total financing receivables

(2) As of December 31, 2013 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR), if the modification constitutes a concession. At March 31, 2014, the Company had a total of $39.3 million in TDRs, including $24.1 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDRs may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2014
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-	$-	$-	$-
1-4 family - closed-end	-	13	-	-	-	-	-	13
Equity lines	-	-	-	-	-	-	-	-
Commercial real estate - owner occupied	-	123	-	-	-	-	-	123
Commercial real estate - non-owner occupied	-	-	-	-	-	-	-	-
Total real estate loans	-	136	-	-	-	-	-	136
Commercial and industrial	-	110	-	4	-	-	-	114
Consumer loans	-	2	-	-	-	-	-	2
	$-	$248	$-	$4	$-	$-	$-	$252

	For the Year Ended December 31, 2013
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$416	$-	$-	$-	$-	$-	$416
1-4 family - closed-end	-	3,338	-	238	-	-	102	3,678
Equity lines	-	-	40	-	-	-	-	40
Commercial real estate - owner occupied	-	-	-	557	-	-	-	557
Commercial real estate - non-owner occupied	-	-	-	-	-	-	-	-
Total real estate loans	-	3,754	40	795	-	-	102	4,691
Commercial and industrial	-	1,563	-	308	-	-	-	1,871
Consumer loans	-	469	-	-	-	-	92	561
	$-	$5,786	$40	$1,103	$-	$-	$194	$7,123

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	For the Three Months Ended March 31, 2014

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)	Reserve
Real Estate:
Other Construction/Land	-	$-	$-	$-	$-
1-4 family - closed-end	1	13	13	-	-
Equity Lines	-	-	-	-	-
Commercial RE- owner occupied	1	123	123	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Total Real Estate Loans		136	136	-	-

Commercial and Industrial	3	114	114	23	20
Consumer loans	1	2	2	-	-
		$252	$252	$23	$20

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the Three Months Ended March 31, 2013

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$249	$247	$6	$4
1-4 family - closed-end	1	3,240	3,240	-	-
Equity Lines	-	-	-	-	-
Commercial RE- owner occupied	-	-	-	-	-
Commercial RE- non-owner occupied	-	-	-	-	-
Total Real Estate Loans		3,489	3,487	6	4

Commercial and Industrial	3	1,457	1,457	(38)	57
Consumer loans	-	263	263	31	39
		$5,209	$5,207	$(1)	$100

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The tables below summarize TDRs that defaulted during the periods noted, and any charge-offs on those TDRs resulting from such default.

Troubled Debt Restructurings
(dollars in thousands, unaudited)

	Subsequent default three months ended March 31, 2014
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	-	$-	$-
1-4 family - closed-end	-	-	-
Equity Lines	-	-	-
Commercial real estate- owner occupied	-	-	-
Total Real Estate Loans		-	-

Commercial and Industrial	1	127	-
Consumer Loans	2	133	58
		$260	$58

	Subsequent default three months ended March 31, 2013
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	-	$-	$-
1-4 family - closed-end	-	-	-
Equity Lines	-	-	-
Commercial real estate- owner occupied	-	-	-
Total Real Estate Loans		-	-

Commercial and Industrial	2	173	96
Consumer Loans	1	2	2
		$175	$98

Note 12 – Allowance for Loan and Lease Losses

The Company’s allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. The allowance is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. We employ a systematic methodology, consistent with FASB guidelines on loss contingencies and impaired loans, for determining the appropriate level of the allowance for loan and lease losses and adjusting it at least quarterly. Pursuant to that methodology, impaired loans and leases are individually analyzed and a criticized asset action plan is completed specifying the financial status of the borrower and, if applicable, the characteristics and condition of collateral and any associated liquidation plan. A specific loss allowance is created for each impaired loan, if necessary. The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $3.184 million at March 31, 2014 and $3.321 million at December 31, 2013.

Impaired Loans	March 31, 2014
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other construction/land	2,943	2,943	462	3,020	22
1-4 Family - closed-end	13,353	13,353	1,340	13,690	75
Equity lines	1,397	1,396	486	1,428	3
Commercial real estate- owner occupied	3,964	3,964	1,014	3,984	33
Commercial real estate- non-owner occupied	10,668	10,668	1,097	11,074	116
Farmland	-	-	-	-	-
Total real estate	32,325	32,324	4,399	33,196	249
Agriculture	-	-	-	-	-
Commercial and industrial	2,540	2,438	617	2,525	22
Consumer loans	3,257	3,247	224	3,355	41
	38,122	38,009	5,240	39,076	312
With no related allowance recorded
Real estate:
1-4 family residential construction	136	59	-	60	-
Other construction/land	3,013	2,747	-	2,869	-
1-4 family - closed-end	4,260	4,108	-	4,242	-
Equity lines	590	453	-	487	-
Commercial real estate- owner occupied	7,271	5,504	-	5,752	-
Commercial real estate- non-owner occupied	3,011	2,706	-	2,799	27
Farmland	66	66	-	69	-
Total real estate	18,347	15,643	-	16,278	27
Agriculture	327	327	-	334	-
Commercial and industrial	1,143	1,103	-	1,138	11
Consumer loans	331	62	-	140	-
	20,148	17,135	-	17,890	38
Total	$58,270	$55,144	$5,240	$56,966	$350

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis.

Impaired Loans	December 31, 2013
(dollars in thousands, unaudited)	Unpaid			Average	Interest
	Principal	Recorded	Related	Recorded	Income
	Balance(1)	Investment(2)	Allowance	Investment	Recognized(3)
With an allowance recorded
Real estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other construction/land	2,972	2,972	502	3,000	98
1-4 family - closed-end	13,522	13,522	1,324	13,630	260
Equity lines	528	528	123	530	13
Commercial real estate- owner occupied	2,047	2,047	217	2,069	135
Commercial real estate- non-owner occupied	3,715	3,715	701	3,813	238
Farmland	-	-	-	-	-
Total real estate	22,784	22,784	2,867	23,042	744
Agriculture	125	125	126	131	-
Commercial and industrial	4,580	4,345	1,925	4,496	131
Consumer loans	3,411	3,411	431	3,591	172
	30,900	30,665	5,349	31,260	1,047
With no related allowance recorded
Real estate:
1-4 family residential construction	-	-	-	-	-
Other construction/land	4,176	3,779	-	3,885	-
1-4 family - closed-end	4,655	4,376	-	4,687	1
Equity lines	565	493	-	493	-
Commercial real estate- owner occupied	7,436	5,516	-	5,568	-
Commercial real estate- non-owner occupied	10,077	9,780	-	9,820	115
Farmland	282	282	-	290	-
Total real estate	27,191	24,226	-	24,743	116
Agriculture	345	345	-	837	-
Commercial and industrial	1,249	1,099	-	1,607	57
Consumer loans	241	52	-	77	-
	29,026	25,722	-	27,264	173
Total	$59,926	$56,387	$5,349	$58,524	$1,220

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 93% of the Company’s impaired real estate loan balances at March 31, 2014. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $6.250 million at March 31, 2014.

During the three months ended March 31, 2014, there were no material changes to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	For the Quarter Ended March 31, 2014
			Commercial and
	Real Estate	Agricultural	Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$5,544	$978	$3,787	$1,117	$251	$11,677
Charge-offs	(126)	(124)	(187)	(421)	-	(858)
Recoveries	307	1	44	170	-	522
Provision	1,671	(8)	(2,226)	572	141	150

Ending Balance	$7,396	$847	$1,418	$1,438	$392	$11,491

Reserves:
Specific	$4,399	$-	$617	$224	$-	$5,240
General	2,997	847	801	1,214	392	6,251

Ending balance	$7,396	$847	$1,418	$1,438	$392	$11,491

Loans evaluated for impairment:
Individually	$47,967	$327	$3,541	$3,309	$-	$55,144
Collectively	577,248	25,699	160,999	18,671	-	782,617

Ending balance	$625,215	$26,026	$164,540	$21,980	$-	$837,761

	For the Year Ended December 31, 2013
	Real Estate	Agricultural	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$8,034	$258	$3,467	$2,114	$-	$13,873
Charge-offs	(4,205)	(473)	(1,668)	(1,917)	-	(8,263)
Recoveries	618	-	802	297	-	1,717
Provision	1,097	1,193	1,186	623	251	4,350

Ending balance	$5,544	$978	$3,787	$1,117	$251	$11,677

Reserves:
Specific	$2,867	$126	$1,925	$431		$5,349
General	2,677	852	1,862	686	251	6,328

Ending balance	$5,544	$978	$3,787	$1,117	$251	$11,677

Loans evaluated for impairment:
Individually	$47,010	$470	$5,444	$3,463	$-	$56,387
Collectively	530,829	24,710	171,243	20,073	-	746,855

Ending balance	$577,839	$25,180	$176,687	$23,536	$-	$803,242

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

First Quarter 2014 compared to First Quarter 2013

Net income for the quarter ended March 31, 2014 was $3.799 million, representing an increase of $1.465 million, or 63%, relative to net income of $2.334 million for the quarter ended March 31, 2013. Basic and diluted earnings per share for the first quarter of 2014 were $0.27 and $0.26, respectively, compared to $0.17 and $0.16, respectively, for the first quarter of 2013. The Company’s annualized return on average equity was 8.36% and annualized return on average assets was 1.09% for the quarter ended March 31, 2014, compared to 5.42% and 0.68%, respectively, for the quarter ended March 31, 2013. The primary drivers behind the variance in net income are as follows:

•	The single largest factor was a reduction of $1.450 million, or 91%, in our loan loss provision.

•	Total non-interest expense was also down $1.090 million, or 9%, primarily due to a non-recurring net gain of $723,000 on the sale foreclosed assets in the first quarter of 2014 relative to a net loss of $487,000 on the sale of foreclosed assets in the first quarter of 2013.

•	Net interest income reflects an increase of $368,000, or 3%, due to a 3 basis point increase in the Company’s net interest margin combined with higher average interest-earning assets.

•	Total non-interest income fell by $403,000, or 10%, as a result of lower service charges on deposit accounts due in part to the non-recurring impact of our core software conversion, a drop in income on bank-owned life insurance associated with deferred compensation plans, and a $100,000 non-recurring signing incentive received in conjunction with our conversion of merchant processing to a new vendor in the first quarter of 2013.

•	The Company’s provision for income taxes was 25% of pre-tax income in the first quarter of 2014 relative to 8% in the first quarter of 2013, with the higher tax provisioning rate in 2014 resulting from an increase in taxable income relative to the Company’s available tax credits.

Financial Condition Summary

March 31, 2014 relative to December 31, 2013

The most significant characteristics of, and changes in, the Company’s balance sheet during the first three months of 2014 are outlined below:

•	The Company’s assets totaled $1.458 billion at March 31, 2014, an increase of $48 million, or 3%, relative to total assets of $1.410 billion at December 31, 2013 due to an increase in loan balances and growth in investment securities.

•	Gross loans increased by $35 million, or 4%, due in large part to the purchase of $33 million in residential mortgage loans.

•	Total nonperforming assets, including nonperforming loans and foreclosed assets, were reduced by $2.2 million, or 5%, to $43.4 million at March 31, 2014 from $45.6 million at December 31, 2013.

•	Investment balances were up $20 million, or 5%, for the first quarter of 2014 due to the purchase of mortgage-backed securities as we deployed excess liquidity.

•	Total deposits reflect growth of $46 million, or 4%, during the three months ended March 31, 2014. Core non-maturity deposits were up $56 million, or 7%, although much of the increase appears to be seasonal.

•	Total capital increased by $2.5 million, or 1%, to $184 million at March 31, 2014, due primarily to an increase in retained earnings net of the impact of the Company’s stock repurchases during the quarter. While still robust, our consolidated total risk-based capital ratio declined to 20.96% at March 31, 2014 from 21.67% at year-end 2013. Our tier one risk-based capital ratio was 19.74% and our tier one leverage ratio was 14.26% at March 31, 2014.

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

Net interest income AND NET INTEREST MARGIN

In a reversal of recent adverse trends, net interest income increased by $368,000, or 3%, for the first quarter of 2014 relative to the first quarter of 2013. The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following table shows average balances for significant balance sheet categories, and the amount of interest income or interest expense associated with each applicable category for the noted periods. The table also displays the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Average Balances and Rates	For the Three Months Ended			For the Three Months Ended
(dollars in thousands, except per share data)	Ended March 31, 2014			Ended March 31, 2013
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)(3)	Balance (1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/due from time	$58,581	$35	0.24%	$45,258	$28	0.25%
Taxable	336,039	1,825	2.17%	311,076	1,145	1.47%
Non-taxable	96,512	741	4.65%	76,505	619	4.90%
Equity	2,513	-	-	1,938	17	3.51%
Total investments	493,645	2,601	2.42%	434,777	1,809	1.96%

Loans and Leases:(4)
Real estate	584,048	7,882	5.47%	545,632	7,474	5.56%
Agricultural	24,789	266	4.35%	23,801	233	3.97%
Commercial	97,009	1,073	4.49%	99,922	1,258	5.11%
Consumer	23,334	492	8.55%	27,196	557	8.31%
Mortgage Warehouse Lines	51,923	595	4.65%	108,674	1,341	5.00%
Direct financing leases	2,481	34	5.56%	3,394	49	5.86%
Other	270	9	13.52%	12	-	-
Total loans and leases	783,854	10,351	5.36%	808,631	10,912	5.47%

Total interest earning assets (5)	1,277,499	12,952	4.23%	1,243,408	12,721	4.26%
Other earning assets	5,932			6,370
Non-earning assets	132,949			142,830
Total assets	$1,416,380			$1,392,608

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	90,607	60	0.27%	$83,086	$74	0.36%
NOW	218,990	82	0.15%	196,399	98	0.20%
Savings accounts	148,420	76	0.21%	127,629	65	0.21%
Money market	71,727	20	0.11%	75,698	30	0.16%
CDAR's	13,063	9	0.28%	14,785	14	0.38%
Certificates of deposit<$100,000	79,133	90	0.46%	100,394	117	0.47%
Certificates of deposit≥$100,000	204,765	194	0.38%	215,070	218	0.41%
Brokered deposits	6,778	27	1.62%	13,167	44	1.36%
Total interest bearing deposits	833,483	558	0.27%	826,228	660	0.32%
Borrowed Funds:
Federal funds purchased	1	-	-	1	-	-
Repurchase agreements	6,444	5	0.31%	1,650	3	0.74%
Short term borrowings	-	-	-	1,989	1	0.20%
Long term borrowings	-	-	-	4,222	33	3.17%
TRUPS	30,928	174	2.28%	30,928	177	2.32%
Total borrowed funds	37,373	179	1.94%	38,790	214	2.24%
Total interest bearing liabilities	870,856	737	0.34%	865,018	874	0.41%
Demand deposits - non-interest bearing	342,574			334,268
Other liabilities	18,562			18,649
Shareholders' equity	184,388			174,673
Total liabilities and shareholders' equity	$1,416,380			$1,392,608

Interest income/interest earning assets			4.23%			4.25%
Interest expense/interest earning assets			0.23%			0.28%
Net interest income and margin(6)		$12,215	4.00%		$11,847	3.97%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $(152) thousand and $(61) thousand for the quarters ended March 31, 2014 and 2013.

Loans are gross of the allowance for possible loan losses.

(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Quarter Ended March 31,
(dollars in thousands)	2014 over 2013
	Increase(decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$8	$(1)	$7
Taxable	92	588	680
Non-taxable(1)	162	(40)	122
Equity	5	(22)	(17)
Total Investments	267	526	792
Loans and Leases:
Real Estate	526	(118)	408
Agricultural	10	23	33
Commercial	(37)	(148)	(185)
Consumer	(79)	14	(65)
Mortgage Warehouse Lines	(700)	(46)	(746)
Direct Financing Leases	(13)	(2)	(15)
Other	-	9	9
Total Loans and Leases	(292)	(269)	(561)
Total Interest Earning Assets	$(26)	$257	$231
Liabilities
Interest Bearing Deposits:
Demand Deposits	$7	$(21)	$(14)
NOW	11	(27)	(16)
Savings Accounts	11	0	11
Money Market	(2)	(8)	(10)
CDAR's	(2)	(3)	(5)
Certificates of Deposit < $100,000	(25)	(2)	(27)
Certificates of Deposit > $100,000	(10)	(14)	(24)
Brokered Deposits	(21)	4	(17)
Total Interest Bearing Deposits	(31)	(71)	(102)
Borrowed Funds:
Repurchase Agreements	9	(7)	2
Short Term Borrowings	(1)	-	(1)
Long Term Borrowings	(33)	-	(33)
TRUPS	-	(3)	(3)
Total Borrowed Funds	(25)	(10)	(35)
Total Interest Bearing Liabilities	$(57)	$(81)	$(137)
Net Interest Margin/Income	$30	$338	$368

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the first quarter of 2014 relative to the first quarter of 2013 was a favorable $30,000, due primarily to a $34 million increase in average interest-earning assets. The volume variance for the comparative quarters was enhanced by migration within average deposit balances from time deposits into lower-cost non-maturity deposits, but was negatively impacted by a volume shift from higher-yielding loans into lower yielding investments. Average loans and leases fell by $25 million while average investment balances increased $59 million, including a $13 million increase in the average balance held in our Federal Reserve Bank (FRB) account.

The impact of interest rate changes resulted in a $338,000 favorable rate variance in net interest income for the comparative quarters. Our weighted average yield on interest-earning assets fell 3 basis points due to lower loan rates stemming from continued competition for quality loans, partially offset by a higher yield on our investment portfolio. By comparison, our weighted average cost of interest-bearing liabilities was 7 basis points lower due primarily to a slight drop in deposit rates. Also impacting our rate variance were $8,000 in net interest recoveries in the first quarter of 2014, relative to $11,000 in net interest reversals in the first quarter of 2013.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.00% in the first quarter of 2014, an increase of 3 basis points relative to the first quarter of 2013. The principal factors favorably impacting our net interest margin in the first quarter of 2014 include the drop in deposit rates and the shift from higher-cost time deposits into lower-cost non-maturity deposits. Partially offsetting the favorable factors were competitive pressures on loan yields and the shift from average loans into investments.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company’s loan loss provision totaled $150,000 for the first quarter of 2014 and $1.600 million for the first quarter of 2013, representing a quarter over quarter reduction of $1.450 million, or 91%.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. Net loans charged off totaled $336,000 in the first quarter of 2014 relative to $2.274 million in the first quarter of 2013, for a reduction of $1.938 million, or 85%. The majority of loan charge-offs in 2014 have been recorded against reserves established in previous periods, which minimized the need for reserve replenishment in the current period, thus our loan loss provision in 2014 has been utilized primarily to supplement general reserves for losses inherent in incrementally higher non-impaired loan balances.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month periods ended March 31, 2014 and 2013:

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the Quarter Ended March 31,
	2014	% of Total	2013	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$1,886	50.88%	$2,072	50.41%
Other service charges, commissions & fees	1,505	40.60%	1,592	38.73%
Gains on securities	104	2.81%	6	0.15%
Bank owned life insurance	286	7.72%	507	12.34%
Other	(74)	-2.01%	(67)	-1.63%
Total non-interest income	$3,707	100.00%	$4,110	100.00%
As a % of average interest-earning assets (1)		1.18%		1.34%

NON-INTEREST EXPENSE:
Salaries and employee benefits	$5,985	55.78%	$5,920	50.09%
Occupancy costs
Furniture & equipment	453	4.22%	503	4.26%
Premises	1,052	9.80%	1,048	8.87%
Advertising and marketing costs	629	5.86%	415	3.51%
Data processing costs	624	5.82%	494	4.18%
Deposit services costs	490	4.57%	493	4.17%
Loan services costs
Loan processing	272	2.54%	155	1.31%
Foreclosed assets	(498)	-4.64%	774	6.55%
Other operating costs
Telephone & data communications	266	2.48%	425	3.60%
Postage & mail	188	1.75%	179	1.51%
Other	135	1.26%	140	1.18%
Professional services costs
Legal & accounting	385	3.59%	432	3.66%
Other professional services	497	4.63%	602	5.09%
Stationery & supply costs	178	1.66%	169	1.43%
Sundry & tellers	73	0.68%	70	0.59%
Total non-interest expense	$10,729	100.00%	$11,819	100.00%
As a % of average interest-earning assets (1)		3.41%		3.85%
Efficiency Ratio (2)	70.06%		68.62%

(1) Annualized

(2) Tax equivalent

Despite an increase of $98,000 in non-recurring gains on the sale of investments, the Company’s results reflect a drop in total non-interest income of $403,000, or 10%, for the first quarter of 2014 relative to the first quarter of 2013 due primarily to lower service charges on deposits and a drop in income on bank-owned life insurance. Total non-interest income was an annualized 1.18% of average interest-earning assets in the first quarter of 2014, relative to 1.34% in the first quarter of 2013. The lower ratio is due in part to an increase in average interest-earning assets.

Service charge income on deposits fell by $186,000, or 9%, for the quarterly comparison, due in part to the non-recurring impact of certain monthly charges that were waived or delayed in the course of our core software conversion. Returned item and overdraft charges, which are included in service charges on deposits, were also down by $50,000. Other service charges, commissions, and fees dropped by $87,000, or 5%, for the quarter, due to the impact of a $100,000 non-recurring signing incentive received in conjunction with our conversion of merchant processing to a new vendor in the first quarter of 2013. There were $104,000 in gains on securities sold in the first quarter of 2014 relative to only $6,000 in securities gains in the first quarter of 2013, so the comparative results reflect an increase of $98,000.

Bank-owned life insurance (BOLI) income fell by $221,000, or 44%, in the first quarter of 2014 relative to the first quarter of 2013, mainly from lower income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account,” and “separate account.” At March 31, 2014 the Company had $35.4 million invested in single-premium general account BOLI. Income from our general account BOLI is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and this income is typically fairly consistent from year to year, but rate reductions have led to slightly reduced income levels in recent periods. In addition to general account BOLI the Company had $4.3 million invested in separate account BOLI at March 31, 2014, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations which can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals) from period to period. There was a gain on separate account BOLI totaling $45,000 in the first quarter of 2014 relative to a gain of $250,000 in the first quarter of 2013, for a quarter over quarter reduction of $205,000 in deferred compensation BOLI income. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

The “Other” category under non-interest income includes gains and losses on the disposition of assets other than OREO, loan sale and servicing income, dividends on restricted stock, and rental income generated by the Company’s alliance with Investment Centers of America (ICA). Pass-through expenses associated with our investments in low-income housing tax credit funds are netted out of this income category. Other non-interest income did not change materially for the comparative periods, since an increase in dividends on restricted stock was offset by a drop in loan sale income.

Total non-interest expense was reduced by $1.090 million, or 9%, in the first quarter of 2014 relative to the first quarter of 2013. As detailed below, the reduction is largely the result of recoveries on the sale of foreclosed assets. Non-interest expense was an annualized 3.41% of average interest-earning assets in the first quarter of 2014 relative to 3.85% in the first quarter of 2013.

The largest component of non-interest expense, salaries and employee benefits, reflect a quarter over quarter increase of $65,000, or 1%. Regular annual salary increases and a non-recurring increase of about $140,000 in overtime costs related to our core software conversion were largely offset by a higher level of deferred salaries directly related to successful loan originations, along with lower expense accruals for deferred compensation plans (related to the drop in BOLI income discussed above). Deferred compensation plan expense accruals for employee participants totaled $54,000 and $169,000 for the first quarters of 2014 and 2013, respectively. Salaries and benefits increased to 55.78% of total non-interest expense for the first quarter of 2014 from 50.09% in the first quarter of 2013.

Total occupancy expense fell by $46,000, or 3%, for the first quarter of 2014 relative to the first quarter of 2013, due mainly to lower depreciation expense on furniture and equipment. Occupancy expense is expected to increase in future quarters, however, as depreciation and amortization related to our network upgrade and rebranding project become fully reflected in the Company’s results of operations. Marketing costs rose by $214,000 for the quarter due in part to the timing of payments for deposit-gathering initiatives, but most of the increase is attributable to expenses associated with our first quarter 2014 rebranding project. Data processing costs were up by $130,000, or 26%, for the quarter, and will likely increase even further in future quarters as ongoing costs associated with our core conversion become fully reflected in operating results. Total deposit services costs were virtually unchanged for the quarterly comparison, since higher debit card processing costs were offset by lower expenses in numerous other categories.

Total loan services costs reflect a reduction of $1.155 million, or 124%, due primarily to net gains of $723,000 on the sale of foreclosed assets in the first quarter of 2014 relative to net losses of $487,000 on sales in the first quarter of 2013. Operating expenses associated with foreclosed assets were also $77,000 lower for the quarter over quarter comparison, which contributed to the $1.272 million reduction in net costs on foreclosed assets. Expense increases in various other lending categories partially offset some of the favorable impact of the swing in net OREO expenses.

Telecommunications costs were down $159,000, or 37%, for the quarter due in large part to credits received in 2014 for prior-period overpayments. Postage and mail costs and the “other” category under other operating costs were roughly the same for the quarterly comparison.

Under professional services costs, legal and accounting costs declined by $47,000, or 11%, in the first quarter of 2014 due primarily to higher loan review costs in the prior year. The cost of other professional services dropped by $105,000, or 17%, for the first quarter of 2014 due to lower accruals for directors deferred compensation plans (related to the drop in BOLI income discussed above). Stationery and supply costs and sundry and teller losses were about the same for the comparative first quarters.

The Company’s tax-equivalent overhead efficiency ratio increased to 70.06% in the first quarter of 2014 from 68.62% in the first quarter of 2013. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, and other extraordinary gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, California Enterprise Zone deductions, and certain book expenses that are not allowed as tax deductions. BOLI income was lower in 2014, as discussed above, although that drop was partially offset by an increase in interest income on municipal securities. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits. Effective January 1, 2014, changes in California tax law eliminated certain state income tax credits and deductions, which has also had a negative impact on our tax accrual rate.

Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. The referenced factors resulted in an income tax provision of $1.244 million, or 25% of pre-tax income in the first quarter of 2014, relative to a provision of only $204,000, or 8% of pre-tax income in the first quarter of 2013.

balance sheet analysis

EARNING ASSETS

The Company’s interest-earning assets are comprised of investments and loans, and the composition, growth characteristics, and credit quality of both are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan and lease portfolio and other factors affecting earning assets are discussed in the sections following investments.

INVESTMENTS

The Company’s investments consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (FRB) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $472 million, or 32% of total assets at March 31, 2014, compared to $452 million, or 32% of total assets at December 31, 2013.

We had no fed funds sold at March 31, 2014 or December 31, 2013, while interest-bearing balances at other banks totaled $27 million at March 31, 2014 and December 31, 2013. The Company’s investment portfolio reflects an increase of $20 million, or 5%, for the first three months of 2014, ending the period with a book balance of $445 million. The Company carries investments at their fair market values. Although the Company currently has the intent and ability to hold its investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	March 31, 2014		December 31, 2013
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$4,874	$4,781	$5,395	$5,304
Mortgage-backed securities	341,917	342,413	320,223	320,721
State & political subdivisions	94,479	95,008	97,361	96,563
Equity securities	1,336	2,595	1,336	2,456
Total investment securities	$442,606	$444,797	$424,315	$425,044

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $2.2 million at March 31, 2014, up from $729,000 at December 31, 2013 due to higher market values resulting from slightly lower long-term interest rates. Mortgage-backed securities increased by $22 million, or 7%, during the first three months of 2014 due to bond purchases and higher market values, net of prepayments. The balance of municipal bonds fell by about $2 million, or 2%, due to bonds that matured or were called prior to maturity. No equity securities were bought or sold during the first three months of 2014, but the market value of those securities increased by $139,000, or 6%, as a result of higher stock prices.

Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $155 million at March 31, 2014 and $164 million at December 31, 2013, leaving $287 million in unpledged debt securities at March 31, 2014 and $258 million at December 31, 2013. Securities which were pledged in excess of actual pledging needs, and were thus available for liquidity purposes if necessary, totaled $59 million at March 31, 2014 and $67 million at December 31, 2013.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $838 million at March 31, 2014, an increase of $35 million, or 4%, since December 31, 2013. The increase is due in large part to the Company’s purchase of $33 million in residential mortgage loans in March 2014, although we also realized significant growth in owner-occupied commercial real estate loans in the first quarter of 2014.

A distribution of the Company’s loans showing the balance and percentage of total loans by type is presented for the noted periods in the following table. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)	March 31, 2014	December 31, 2013

Real Estate:
1-4 family residential construction	$2,759	$1,720
Other construction/land	28,400	25,531
1-4 family - closed-end	115,651	87,024
Equity lines	52,092	53,723
Multi-family residential	6,552	8,485
Commercial real estate- owner occupied	204,484	186,012
Commercial real estate- non-owner occupied	108,003	106,840
Farmland	107,274	108,504
Total real estate	625,215	577,839
Agricultural	26,026	25,180
Commercial and industrial	96,128	103,262
Mortgage warehouse lines	68,412	73,425
Consumer loans	21,980	23,536
Total loans and leases	$837,761	$803,242
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.33%	0.21%
Other construction/land	3.39%	3.18%
1-4 family - closed-end	13.81%	10.83%
Equity lines	6.22%	6.69%
Multi-family residential	0.78%	1.06%
Commercial real estate- owner occupied	24.41%	23.16%
Commercial real estate- non-owner occupied	12.89%	13.30%
Farmland	12.80%	13.51%
Total real estate	74.63%	71.94%
Agricultural	3.11%	3.13%
Commercial and industrial	11.47%	12.86%
Mortgage warehouse lines	8.17%	9.14%
Consumer loans	2.62%	2.93%
Total loans and leases	100.00%	100.00%

Real estate loans classified as 1-4 family closed-end loans increased $29 million, or 33%, due to the aforementioned purchase of well-underwritten, newer vintage residential mortgage loans which have an expected average life of about eight years. Management views the loan purchase primarily as a liquidity deployment strategy rather than a loan growth strategy. With the exception of residential construction loans, which were up about $1 million, other residential real estate loan categories declined slightly. However, owner-occupied commercial real estate loans increased $18 million, or 10%, due to escalating activity in certain markets in our footprint in addition to loan reclassifications made in the course of our core conversion. Commercial loans fell by $7 million, or 7%, primarily due to the aforementioned conversion-related reclassifications. Mortgage warehouse lines were down $5 million, or 7%, although utilization on lines was close to 26% at both March 31, 2014 and December 31, 2013. Mortgage lending activity is strongly correlated to interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. While not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned (OREO). If the Bank grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDRs may be classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs, as of the dates noted:

Nonperforming Assets and Performing Troubled Debt Restructurings

(dollars in thousands, unaudited)	March 31, 2014	December 31, 2013	March 31, 2013
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$59	$-	$-
Other construction/land	4,479	5,528	10,556
1-4 family - closed-end	12,765	13,168	15,493
Equity lines	1,607	778	728
Multi-family residential	-	-	-
Commercial real estate- owner occupied	6,629	5,516	5,301
Commercial real estate- non-owner occupied	7,989	8,058	10,229
Farmland	66	282	1,923
TOTAL REAL ESTATE	$33,594	$33,330	$44,230
Agriculture	327	470	659
Commercial and industrial	1,281	2,622	4,632
Mortgage warehouse lines	-	-	-
Consumer loans	997	992	1,045
TOTAL NONPERFORMING LOANS	$36,199	$37,414	$50,566

Foreclosed assets	7,237	8,185	15,747
Total nonperforming assets	$43,436	$45,599	$66,313
Performing TDR's (1)	$15,230	$15,239	$19,759
Nonperforming loans as a % of total gross loans and leases	4.32%	4.66%	6.11%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	5.14%	5.62%	7.86%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets dropped by $2.2 million, or 5%, during the first three months of 2014. Nonperforming loans were down $1.2 million, or 3%, and foreclosed assets fell by $948,000, or 12%. The balance of nonperforming loans at March 31, 2014 includes $22.9 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $15.2 million in loans classified as performing TDRs for which we were still accruing interest as of March 31, 2014, virtually unchanged from the balance of performing TDRs at December 31, 2013.

Non-accruing loan balances secured by real estate comprised $33.6 million of total nonperforming loans at March 31, 2014, slightly higher than their balance at December 31, 2013. While there were net pay-downs on nonperforming real estate loans in the first quarter of 2014, they were more than offset by additions during the quarter. Nonperforming commercial loans were reduced by $1.4 million, or 51%, during the first three months of 2014.

As noted above, foreclosed assets were reduced by $948,000, or 12%, during the first three months of 2014, due primarily to OREO sold. Write-downs on OREO totaling $84,000 contributed to the reduction in foreclosed assets during the period. The balance of foreclosed assets had an aggregate carrying value of $7.2 million at March 31, 2014, and was comprised of 30 properties classified as OREO and six mobile homes. Much of the book value of our OREO at March 31, 2014 was centered in 13 commercial properties with a combined book balance of $6.2 million. At the end of 2013 foreclosed assets totaled $8.2 million, comprised of 33 properties in OREO and five mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 5.14% of gross loans and leases plus foreclosed assets at March 31, 2014, down from 5.62% at December 31, 2013. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments totaling $269,000 at March 31, 2014 is included in other liabilities.

The Company’s allowance for loan and lease losses was $11.5 million, or 1.37% of gross loans at March 31, 2014, relative to $11.7 million, or 1.45% of gross loans at December 31, 2013. The slight decline in the first three months of 2014 was due to the fact that loan charge-offs during the period were, for the most part, charged against loss reserves established in previous periods and did not necessarily lead to the need for reserve replenishment. The ratio of the allowance to nonperforming loans was 31.74% at March 31, 2014, relative to 31.21% at December 31, 2013 and 26.10% at March 31, 2013.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December 31,	Ended March 31,
Balances:	2014	2013	2013
Average gross loans and leases outstanding during period (1)	$783,854	$804,533	$808,631
Gross loans and leases outstanding at end of period	$837,761	$803,242	$828,090

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,677	$13,873	$13,873
Provision charged to expense	150	4,350	1,600
Charge-offs
Real Estate
1-4 family residential construction	-	-	-
Other construction/land	-	625	264
1-4 family - closed-end	-	454	157
Equity lines	81	1,131	496
Multi-family residential	-	-	-
Commercial real estate- owner occupied	-	933	100
Commercial real estate- non-owner occupied	45	523	405
Farmland	-	539	-
TOTAL REAL ESTATE	126	4,205	1,422
Agricultural	124	473	28
Commercial & industrial loans	187	1,668	745
Consumer loans	421	1,917	509
Total	$858	$8,263	$2,704
Recoveries
Real Estate
1-4 family residential construction	3	-	-
Other construction/land	160	174	110
1-4 family - closed-end	58	58	1
Equity lines	25	118	1
Multi-family residential	-	36	-
Commercial real estate- owner occupied	61	60	9
Commercial real estate- non-owner occupied	-	172	43
Farmland	-	-	-
TOTAL REAL ESTATE	307	618	164
Agricultural	1	-	-
Commercial and industrial	44	802	192
Consumer loans	170	297	74
Total	$522	$1,717	$430
Net loan charge offs (recoveries)	$336	$6,546	$2,274
Balance at end of period	$11,491	$11,677	$13,199

RATIOS
Net charge-offs to average loans and leases (annualized)	0.17%	0.81%	1.14%
Allowance for loan losses to Gross loans and leases at end of period	1.37%	1.45%	1.59%
Allowance for loan losses to Non-performing loans	31.74%	31.21%	26.10%
Net loan charge-offs to allowance for loan losses at end of period	2.92%	56.06%	17.23%
Net loan charge-offs to Provision for loan losses	224.00%	150.48%	142.13%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company’s provision for loan and lease losses was decreased by $1.450 million, or 91%, for the first quarter of 2014 relative to the first quarter of 2013. Net loans charged off were also down by $1.938 million, or 85%, for the comparative quarters. Since our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, any shortfall in the allowance created by loan charge-offs is typically covered by month-end, and always by quarter-end. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at March 31, 2014 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance. For example, in December 2012 the FASB issued a proposed accounting standards update on “Financial Instruments–Credit Losses,” with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans (and other financial instruments). Final standards have not yet been issued and no effective date for the guidance has been suggested. However, if ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current “incurred loss” model to an “expected credit loss” model that considers more forward-looking information. That change could potentially necessitate an increase in our allowance for loan and lease losses, which would negatively impact our profitability if our loan loss provision needs to be increased accordingly.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $425 million at March 31, 2014 and $421 million at December 31, 2013, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 51% of gross loans outstanding at March 31, 2014 and 52% at December 31, 2013. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $17 million at March 31, 2014 and December 31, 2013.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $45 million at March 31, 2014 and $51 million at December 31, 2013. The actual balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks) and our reserve requirement, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $760,000, or 4%, during the first three months of 2014, due mainly to equipment purchased in conjunction with our network upgrade. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first three months of 2014 with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists.

The aggregate balance of “other assets” did not change materially during the first three months of 2014, ending the period at about $80 million. At March 31, 2014 the balance of other assets included as its largest components $39.7 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Income and Non-Interest Expense” section above), a net deferred tax asset of $11.7 million, a $7.4 million investment in low-income housing tax credit funds, a $5.9 million investment in restricted stock, accrued interest receivable totaling $5.1 million, a $1.5 million investment in a small business investment corporation, current prepaid income taxes totaling $1.5 million, and other prepaid assets totaling $2.9 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2014 and 2013 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	March 31, 2014	December 31, 2013
Non-interest bearing demand deposits	$354,455	$365,997
Interest bearing demand deposits	103,807	82,408
NOW	240,820	200,313
Savings	150,315	144,162
Money market	73,005	73,132
CDAR's < $100,000	525	437
CDAR's ≥ $100,000	12,379	12,919
Customer time deposit < $100,000	78,510	79,261
Customer time deposits ≥ $100,000	201,362	205,550
Brokered deposits	5,000	10,000
Total deposits	$1,220,178	$1,174,179

Percentage of Total Deposits
Non-interest bearing demand deposits	29.05%	31.17%
Interest bearing demand deposits	8.51%	7.02%
NOW	19.74%	17.05%
Savings	12.32%	12.28%
Money market	5.98%	6.23%
CDAR's < $100,000	0.04%	0.04%
CDAR's ≥ $100,000	1.01%	1.10%
Customer time deposit < $100,000	6.43%	6.75%
Customer time deposits > $100,000	16.51%	17.51%
Brokered deposits	0.41%	0.85%
Total	100.00%	100.00%

Total deposit balances increased by $46 million, or 4%, during the first three months of 2014. Core non-maturity deposits increased by $56 million, or 7%, with about $50 million of that increase coming in transaction accounts (comprised of demand deposits and NOW accounts). Much of the growth in transaction account balances was centered in agricultural accounts and is likely seasonal in nature. Also of note, about $40 million in non-interest bearing account balances were transitioned to interest-bearing transaction accounts in the course of our core conversion in February 2014, thus impacting the year-to-date variances within transaction accounts. Savings deposits also increased $6 million, or 4%, while money market balances were approximately the same for the first quarter of 2014. In contrast to the growth in non-maturity deposits, total time deposits fell by $10 million, or 3%, including a slight decline in CDARS, which represent time deposits that are primarily sourced from customers in our market areas, a drop of $5 million in other customer time deposits, and a $5 million reduction in wholesale brokered deposits. Much of the reduction in time deposits, including the drop in brokered deposits, was due to the intentional non-renewal of deposits managed by our Treasury Department.

Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for retention and growth, although no assurance can be provided with regard to core deposit growth or potential runoff.

OTHER INTEREST-BEARING LIABILITIES

The Company’s other interest-bearing liabilities may, at any given time, include a combination of fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreement to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines from correspondent banks to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities dropped by $447,000, or 7%, in the first three months of 2014 due solely to a reduction in repurchase agreement balances, which totaled $5.5 million at March 31, 2014. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FHLB or FRB on our books at March 31, 2014 or December 31, 2013. The Company had junior subordinated debentures, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities, totaling $31 million at March 31, 2014 and December 31, 2013.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities were roughly the same at March 31, 2014 as at December 31, 2013.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $209 million at March 31, 2014. An additional $205 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $51 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2014. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2014, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $346 million of the Company’s investment balances, up from $325 million at December 31, 2013. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit, which is backed by specific loans that are pledged to the FHLB by the Company, totaled $78 million at March 31, 2014. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 58% and 24%, respectively, at March 31, 2014, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at March 31, 2014. Strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

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

We use eight standard interest rate scenarios in conducting our simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates. As of March 31, 2014 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.		+400 b.p.
Change in Net Int. Inc. (in $000’s)	$-14,330	$-9,923	$-4,989	$	+1,525	$	+2,356	$	+2,838	$	+2,897
% Change	-28.33%	-19.62%	-9.86%		+3.01%		+4.66%		+5.61%		+5.73%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. The Company’s increasing balance of lower-cost non-maturity deposits would typically lead to even further improvement in net interest income in rising rate scenarios, but that impact has been counteracted in recent periods by a growing proportion of fixed-rate assets.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $4.989 million lower than in a stable interest rate scenario, for a negative variance of 9.86%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop. This effect is exacerbated by the fact that prepayments on fixed-rate loans and mortgage-backed securities tend to increase as rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.525 million, or 3.01%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors and there will be a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of March 31, 2014, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.		+200 b.p.		+300 b.p.
Change in EVE (in $000’s)	$-46,126	$-63,640	$-25,726	$	+43,371	$	+58,154	$	+68,316
% Change	-13.83%	-19.09%	-7.72%		+13.01%		+17.44%		+20.49%

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

CAPITAL RESOURCES

At March 31, 2014 the Company had total shareholders’ equity of $184.2 million, comprised of $65.9 million in common stock, $2.6 million in additional paid-in capital, $114.4 million in retained earnings, and an accumulated other comprehensive gain of $1.3 million. Total shareholders’ equity at the end of 2013 was $181.7 million. The increase in shareholders’ equity during the first three months of 2014 was due in large part to the addition of $3.8 million in net earnings less $1.1 million in dividends paid. The increase in equity was enhanced by an $860,000 increase in accumulated other comprehensive income, which represents the increase in the unrealized gain on our investment securities net of the tax effect. The change in equity in the first quarter of 2014 was also impacted by the exercise of stock options and the expensing of unvested options, and it includes a reduction of $1.5 million resulting from the Company’s stock repurchases.

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

Regulatory Capital Ratios
	March 31,	December 31,
	2014	2013
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	20.96%	21.67%
Tier 1 Capital to Total Risk-weighted Assets	19.74%	20.39%
Tier 1 Leverage Ratio	14.26%	14.37%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	20.28%	21.35%
Tier 1 Capital to Total Risk-weighted Assets	19.11%	20.11%
Tier 1 Leverage Ratio	13.80%	14.18%

Despite a higher level of risk-based capital, a proportionately larger increase in assets resulting from growth in loans, investments, and unused commitments caused regulatory capital ratios to decline in the first quarter of 2014. As of March 31, 2014 the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Developments, for a summary of changes to risk-based capital calculations which have been adopted by federal banking regulators. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2013.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan was effectively dormant from April 2008 until January 2013, at which time the Company’s Board decided to reactivate the stock repurchase plan and increase the number of shares authorized and available for repurchase to a total of 700,000 shares. The reactivation does not provide assurance that a specific quantity of shares will be repurchased.

While in general the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during the first quarter of 2014 were executed pursuant to a plan established by the Company in accordance with SEC Rule 10b5-1. This enabled us to continue to repurchase stock through the trading blackout for insiders, but imposed volume restrictions and limited our ability to change pricing and other parameters outlined in the 10b5-1 plan. In addition, all such repurchases were made in accordance with the safe harbor provisions of SEC Rule 10b-18 concerning repurchase plans. The following table provides information concerning the Company’s stock repurchase transactions during the first quarter of 2014:

	January	February	March
Total shares purchased	0	0	78,640
Average per share price	N/A	N/A	$16.02
Number of shares purchased as part of publicly announced plan or program	None	None	78,640
Maximum number of shares remaining for purchase under a plan or program (1)	700,000	700,000	621,360

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of the Company (2)
10.1	1998 Stock Option Plan (3)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (4)
10.3	Salary Continuation Agreement for James C. Holly (4)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)
10.5	Split Dollar Agreement for Kenneth R. Taylor (6)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (6)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (6)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (6)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (6)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (6)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (6)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (6)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (7)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (8)
10.19	2007 Stock Incentive Plan (9)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (10)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
11	Statement of Computation of Per Share Earnings (12)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

___________________________

(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.

(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(4)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.

(6)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.

(7)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(8)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.

(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.

(12)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 9, 2014	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
Chief Executive Officer
(Principal Executive Officer)

May 9, 2014	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

