Form 10-K/A
period 2013-12-31
SIERRA BANCORP
filed 2014-07-23
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K for Sierra Bancorp (the “Company”) for the fiscal year ended December 31, 2013 initially filed on March 13, 2014 (the “Original Filing”), is being filed to reflect certain corrections by our independent registered public accounting firm to their reports included in the Original Filing. Specifically, this Amendment includes (i) the revised accountants’ report concerning the Company’s consolidated financial statements, to specifically include the Company’s consolidated statements of comprehensive income with the financial statements listed in the first paragraph of that report; and (ii) the revised accountants’ report concerning the Company’s internal control over financial reporting, to reference the fact that the Company utilized the original (1992) version of the Internal Control – Integrated Framework issued by COSO.

This Amendment is specifically intended to make only the two changes described above to the Company’s 10-K for the year ended December 31, 2013. In addition, this Amendment includes new Section 302 and Section 906 certifications as required by SEC Rule 12b-15, and modifies the list of exhibits as necessary due to the filing of this Amendment. All other information presented in the Original Filing is unaffected by this Amendment, and has thus not been reiterated herein. All information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing. As this Amendment does not include any changes to the financial statements or notes thereto, only a correction to the scope of the accountants’ report, the interactive data files pursuant to Rule 405 of Regulation S-T have not been updated in this Amendment.

2

Item 8.	Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,
	2013	2012

Interest Bearing Demand Deposits	$82,408	$84,655
NOW	200,313	196,771
Savings	144,162	118,547
Money Market	73,132	71,222
CDAR's, Under $100,000	437	791
CDAR's, $100,000 or more	12,919	14,274
Time, Under $100,000	79,261	101,893
Time, $100,000 or more	205,550	218,284
Brokered Deposits	10,000	15,000

	$808,182	$821,437

 Aggregate annual maturities of time deposits are as follows (dollars in thousands):

Year Ending December 31,
2014	$296,969
2015	8,467
2016	989
2017	833
2018	290
Thereafter	619

$308,167

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,
	2013	2012	2011

Interest Bearing Demand Deposits	$281	$257	$137
NOW	359	556	860
Savings	285	241	203
Money Market	94	127	506
CDAR's, Under $100,000	-	2	5
CDAR's, $100,000 or more	36	50	194
Time, Under $100,000	420	619	1,001
Time, $100,000 or more	823	1,154	1,223
Brokered Deposits	157	202	176

	$2,455	$3,208	$4,305

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	OTHER BORROWING ARRANGEMENTS

Short-term borrowings consisted of the following (dollars in thousands):

	2013		2012
	Amount	Fixed Rate	Amount	Fixed Rate

As of December 31:
Repurchase agreements	$5,974.44%		$1,419.60%
Overnight Federal Home Loan
Bank advances	-	-	36,650.26%
Federal Home Loan Bank advances	-	-	-	-

	$5,974		$38,069

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

	2013 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Interest income	$13,188	$12,791	$13,090	$12,716
Interest expense	743	790	815	873

Net interest income	12,445	12,001	12,275	11,843

Provision for loan and lease losses	1,500	800	450	1,600
Non-interest income	4,607	4,319	4,022	4,115
Non-interest expense	10,788	11,490	10,717	11,820

Net income before taxes	4,764	4,030	5,130	2,538

Provision for taxes	895	663	1,331	204

Net income	$3,869	$3,367	$3,799	$2,334

Diluted earnings per share	$0.27	$.23	$.27	$.16
Cash dividend per share	$0.07	$.07	$.06	$.06

	2012 Quarter Ended
	December 31,	September 30,	June 30,	March 31,

Interest income	$13,389	$14,192	$13,612	$13,709
Interest expense	973	1,063	1,064	1,221

Net interest income	12,416	13,129	12,548	12,488

Provision for loan and lease losses	3,600	4,700	3,160	2,750
Non-interest income	5,521	4,381	4,121	4,103
Non-interest expense	12,637	11,496	10,482	12,041

Net income before taxes	1,700	1,314	3,027	1,800

Provision for taxes	(398)	(321)	454	(79)

Net income	$2,098	$1,635	$2,573	$1,879

Diluted earnings per share	$.15	$.12	$.18	$.13
Cash dividend per share	$.06	$.06	$.06	$.06

ITEM 9A.	CONTROLS AND PROCEDURES

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 13, 2014

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     Exhibits

Exhibit #	Description
3.1	Restated Articles of Incorporation of Sierra Bancorp (1)
3.2	Amended and Restated By-laws of Sierra Bancorp (2)
10.1	1998 Stock Option Plan (3)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (4)
10.3	Salary Continuation Agreement for James C. Holly (4)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (5)
10.5	Split Dollar Agreement for Kenneth R. Taylor (6)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (6)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (6)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (6)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (6)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (6)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (6)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (6)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (7)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (7)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (7)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (8)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (8)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (8)
10.19	2007 Stock Incentive Plan (9)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (10)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (10)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (10)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor*
11	Statement of Computation of Per Share Earnings (11)
21	Subsidiaries of Sierra Bancorp (12)
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

*	Previously filed.
(1)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (SEC) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(4)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(5)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(6)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(7)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(8)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(9)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(10)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(11)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.
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

Dated: July 22, 2014	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
James C. Holly
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Executive Vice President &
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

