Form 10-Q
period 2014-06-30
SIERRA BANCORP
filed 2014-08-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Common stock, no par value, 13,970,266 shares outstanding as of July 31, 2014

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
Cash and due from banks	$44,796	$51,342
Interest-bearing deposits in banks	4,028	26,664
Total cash & cash equivalents	48,824	78,006
Investment securities available for sale	459,744	425,044
Loans held for sale	-	105
Loans and leases:
Gross loans and leases	893,041	803,242
Allowance for loan and lease losses	(11,634)	(11,677)
Deferred loan and lease fees, net	1,393	1,522
Net loans and leases	882,800	793,087
Premises and equipment, net	20,794	20,393
Foreclosed assets	4,498	8,185
Goodwill	5,544	5,544
Other assets	75,835	79,885
TOTAL ASSETS	$1,498,039	$1,410,249

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$351,757	$365,997
Interest bearing	894,370	808,182
Total deposits	1,246,127	1,174,179
Federal funds purchased and repurchase agreements	6,094	5,974
Short-term borrowings	7,750	-
Junior subordinated debentures	30,928	30,928
Other liabilities	20,218	17,494
TOTAL LIABILITIES	1,311,117	1,228,575
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares
authorized; 14,009,139 and 14,179,439 shares issued
and outstanding at June 30, 2014 and
December 31, 2013, respectively	65,310	65,780
Additional paid in capital	2,539	2,648
Retained earnings	115,580	112,817
Accumulated other comprehensive income	3,493	429
TOTAL SHAREHOLDERS' EQUITY	186,922	181,674

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY	$1,498,039	$1,410,249

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Interest income:	2014	2013	2014	2013
Interest and fees on loans	$11,057	$11,368	$21,408	$22,275
Interest on investment securities:
Taxable	1,876	1,034	3,701	2,196
Tax-exempt	733	672	1,474	1,291
Interest on federal funds sold and interest-bearing deposits	16	16	51	44
Total interest income	13,682	13,090	26,634	25,806

Interest expense:
Interest on deposits	553	628	1,111	1,288
Interest on short-term borrowings	4	8	9	12
Interest on long-term borrowings	-	-	-	33
Interest on mandatorily redeemable trust preferred securities	175	179	349	356
Total interest expense	732	815	1,469	1,689

Net Interest Income	12,950	12,275	25,165	24,117

Provision for loan losses	200	450	350	2,050

Net Interest Income after Provision for Loan Losses	12,750	11,825	24,815	22,067

Non-interest income:
Service charges on deposit accounts	2,039	2,215	3,925	4,288
Gains on investment securities available-for-sale	183	-	287	6
Other income, net	1,796	1,807	3,513	3,844
Total non-interest income	4,018	4,022	7,725	8,138

Non-interest expense:
Salaries and employee benefits	5,328	5,403	11,313	11,323
Occupancy expense	1,532	1,596	3,037	3,147
Other	4,148	3,718	7,386	8,068
Total non-interest expense	11,008	10,717	21,736	22,538

Income before income taxes	5,760	5,130	10,804	7,667

Provision for income taxes	1,523	1,331	2,768	1,535

Net Income	$4,237	$3,799	$8,036	$6,132

PER SHARE DATA
Book value	$13.34	$12.38	$13.34	$12.38
Cash dividends	$0.08	$0.06	$0.16	$0.12
Earnings per share basic	$0.30	$0.27	$0.57	$0.43
Earnings per share diluted	$0.30	$0.27	$0.56	$0.43
Average shares outstanding, basic	14,086,939	14,128,146	14,157,103	14,120,865
Average shares outstanding, diluted	14,212,532	14,227,335	14,291,359	14,211,910

Total shareholder equity (in thousands)	$186,922	$175,171	$186,922	$175,171
Shares outstanding	14,009,139	14,144,439	14,009,139	14,144,439
Dividends Paid	$1,137,910	$847,358	$2,267,656	$1,694,024

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net Income	$4,237	$3,799	$8,036	$6,132
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during period	3,927	(6,157)	5,493	(6,242)
Less: reclassification adjustment for gains (1) included in net income	(183)	-	(287)	(6)
Other comprehensive income (loss), before tax	3,744	(6,157)	5,206	(6,248)
Income tax expense related to items of other
comprehensive (loss) income, net of tax	(1,540)	2,534	(2,142)	2,571
Other comprehensive income (loss)	2,204	(3,623)	3,064	(3,677)

Comprehensive Income	$6,441	$176	$11,100	$2,455

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2014 and 2013 was $75 thousand and zero respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2014 and 2013 was $118 thousand and $2 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$8,036	$6,132
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sales of securities	(287)	(6)
Gain on sales of loans	(3)	(68)
Gain on disposal of fixed assets	-	(15)
(Gain) loss on sale on foreclosed assets	(469)	269
Writedowns on foreclosed assets	223	188
Share-based compensation expense	33	150
Provision for loan losses	350	2,050
Depreciation	1,038	1,151
Net amortization on securities premiums and discounts	3,285	4,337
Increase in unearned net loan fees	(129)	(81)
Increase in cash surrender value of life insurance policies	(806)	(933)
Proceeds from sales of loans portfolio	108	2,288
Increase in loans held-for-sale	-	(2,533)
Decrease in interest receivable and other assets	2,071	3,641
Decrease (increase) in other liabilites	2,724	(633)
Net (Increase) decrease in FHLB stock	(190)	438
Deferred income tax provision	833	8
Excess tax benefit from equity based compensation	-	(103)
Net cash provided by operating activities	16,817	16,280

Cash flows from investing activities:
Maturities of securities available for sale	450	439
Proceeds from sales/calls of securities available for sale	9,210	1,221
Purchases of securities available for sale	(78,426)	(77,966)
Principal pay downs on securities available for sale	36,274	52,339
Net (increase) decrease in loans receivable, net	(90,117)	63,776
Purchases of premises and equipment, net	(1,439)	(226)
Proceeds from sales of foreclosed assets	4,116	10,546
Net cash (used in) provided by investing activities	(119,932)	50,129

Cash flows from financing activities:
Increase (decrease) in deposits	71,948	(19,019)
Increase (decrease) in borrowed funds	7,750	(41,650)
Increase in Fed funds purchased	-	544
Increase in repurchase agreements	120	-
Cash dividends paid	(2,268)	(1,694)
Repurchases of common stock	(4,281)	-
Stock options exercised	664	471
Excess tax benefit from equity based compensation	-	103
Net cash provided by (used in) financing activities	73,933	(61,245)

(Decrease) increase in cash and due from banks	(29,182)	5,164

Cash and cash equivalents
Beginning of period	78,006	61,818
End of period	$48,824	$66,982

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services primarily to communities in the central and southern regions of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. In addition to our full-service branches the Bank has a real estate industries group, an agricultural credit division, an SBA lending unit, and offsite ATMs at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2014 and 2013, cash paid for interest due on interest-bearing liabilities was $1.502 million and $1.794 million, respectively. There was $160,000 in cash paid for income taxes during the six months ended June 30, 2014, but no cash paid for income taxes for the six months ended June 30, 2013. Assets totaling $184,000 and $2.622 million were acquired in settlement of loans for the six months ended June 30, 2014 and June 30, 2013, respectively. We received $4.116 million in cash from the sale of foreclosed assets during the first six months of 2014 relative to $10.156 million during the first six months of 2013, which represents sales proceeds less loans extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 123,950 shares that were granted under the 1998 Plan were still outstanding as of June 30, 2014 and remain unaffected by that plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of June 30, 2014 was 829,920. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $21,000 was reflected in the Company’s income statement during the second quarter of 2014 and $57,000 was charged during the second quarter of 2013, as expense related to stock options. For the first half, the charges totaled $33,000 in 2014 and $151,000 in 2013.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 14,086,939 weighted average shares outstanding during the second quarter of 2014, and 14,128,146 during the second quarter of 2013. There were 14,157,103 weighted average shares outstanding during the first six months of 2014, and 14,120,865 during the first six months of 2013.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2014 the dilutive effect of options outstanding calculated under the treasury stock method totaled 125,593 and 134,256, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2013 shares totaling 99,189 and 91,045, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	June 30, 2014	December 31, 2013
Commitments to extend credit	$386,378	$420,707
Standby letters of credit	$8,884	$8,703
Commercial letters of credit	$8,069	$8,070

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

The Company is also utilizing an $88 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. The letter of credit is backed by loans which are pledged to the Federal Home Loan Bank by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at June 30, 2014 and December 31, 2013:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain investments for which no secondary market exists are carried at cost unless an impairment analysis indicates the need for adjustments, and the carrying amount for those investments approximates their estimated fair value.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	June 30, 2014
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$48,824	$48,824	$-	$-	$48,824
Investment securities available for sale	459,744	2,487	457,257	-	459,744
Loans and leases, net held for investment	862,856	-	874,610	-	874,610
Collateral dependent impaired loans	19,944	-	19,944	-	19,944
Loans held-for-sale	-	-	-	-	-
Cash surrender value of life insurance policies	40,230	-	40,230	-	40,230
Other investments	6,122	-	6,122	-	6,122
Investment in limited partnership	7,883	-	7,883	-	7,883
Accrued interest receivable	5,196	-	5,196	-	5,196

Financial liabilities:
Deposits:
Noninterest-bearing	$351,757	$351,757	$-	$-	$351,757
Interest-bearing	894,370	-	894,611	-	894,611
Fed funds purchased and repurchase agreements	6,094	-	6,094	-	6,094
Short-term borrowings	7,750	-	7,750	-	7,750
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	11,267	-	11,267
Limited partnership capital commitment	914	-	914	-	914
Accrued interest payable	153	-	153	-	153

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$386,378
Standby letters of credit	8,884
Commercial lines of credit	8,069

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$78,006	$78,006	$-	$-	$78,006
Investment securities available for sale	425,044	2,456	422,588	-	425,044
Loans and leases, net held for investment	778,382	-	797,383	-	797,383
Collateral dependent impaired loans	14,705	-	14,705	-	14,705
Loans held-for-sale	105	105	-	-	105
Cash surrender value of life insurance policies	39,424	-	39,424	-	39,424
Other Investments	5,932	-	5,932	-	5,932
Investment in limited partnership	9,204	-	9,204	-	9,204
Accrued interest receivable	4,990	-	4,990	-	4,990

Financial liabilities:
Deposits:
Noninterest-bearing	$365,997	$365,997	$-	$-	$365,997
Interest-bearing	808,182	-	808,182	-	808,182
Fed funds purchased and repurchase agreements	5,974	-	5,974	-	5,974
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	11,175	-	11,175
Limited partnership capital commitment	962	-	962	-	962
Accrued interest payable	186	-	186	-	186

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$420,707
Standby letters of credit	8,703
Commercial lines of credit	8,070

For financial asset categories that were actually reported at fair value at June 30, 2014 and December 31, 2013, the Company used the following methods and significant assumptions:

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Foreclosed assets: Repossessed real estate (OREO) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected selling costs for OREO and some other assets such as mobile homes, and for any other foreclosed assets fair value is represented by the estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2014, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities
US Government agencies	$-	$4,672	$-	$4,672
Mortgage-backed securities	-	354,186	-	354,186
State and poltical subdivisions	-	98,399	-	98,399
Equity securities	2,487	-	-	2,487

Total available-for-sale securities	$2,487	$457,257	$-	$459,744

	Fair Value Measurements at December 31, 2013, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities
US Government agencies	$-	$5,304	$-	$5,304
Mortgage-backed securities	-	320,721	-	320,721
State and poltical subdivisions	-	96,563	-	96,563
Equity securities	2,456	-	-	2,456

Total available-for-sale securities	$2,456	$422,588	$-	$425,044

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at June 30, 2014, Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$19,944	$-	$19,944
Foreclosed assets	$-	$4,498	$-	$4,498

	Fair Value Measurements at December 31, 2013, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$14,705	$-	$14,705
Foreclosed assets	$-	$8,185	$-	$8,185

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

The table below summarizes the Company’s available-for-sale investment securities by type, as of the dates indicated:

Amortized Cost And Estimated Fair Value
(dollars in thousands, unaudited)
	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$4,743	$7	$(78)	$4,672
Mortgage-backed securities	351,139	4,411	(1,364)	354,186
State and poltical subdivisions	96,592	2,623	(816)	98,399
Equity securities	1,336	1,151	-	2,487
Total investment securities	$453,810	$8,192	$(2,258)	$459,744

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$5,395	$18	$(109)	$5,304
Mortgage-backed securities	320,223	3,269	(2,771)	320,721
State and political subdivisons	97,361	1,723	(2,521)	96,563
Equity securities	1,336	1,120	-	2,456
Total investment securities	$424,315	$6,130	$(5,401)	$425,044

At June 30, 2014 and December 31, 2013, the Company had 158 securities and 197 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Information pertaining to our investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous loss position, is disclosed in the table below.

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	June 30, 2014
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(20)	$1,707	$(58)	$2,332
Mortgage-backed securities	(338)	60,577	(1,026)	72,589
State and political subdivisions	(44)	5,929	(772)	26,249
Other securities	-	-	-	-
Total investment securities	$(402)	$68,213	$(1,856)	$101,170

	December 31, 2013
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(92)	$1,913	$(17)	$1,920
Mortgage-backed securities	(642)	21,747	(2,129)	124,317
State and political subdivisions	(461)	6,799	(2,060)	38,083
Other securities	-	-	-	-
Total investment securities	$(1,195)	$30,459	$(4,206)	$164,320

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Proceeds from sales of securities available for sale	$4,995	$-	$8,360	$264

Gross gains on sale of securities available for sale	$185	$-	$289	$6
Gross losses on sale of securities available for sale	(2)	-	(2)	-
Net gains on sale of securities available for sale	$183	$-	$287	$6

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2014 and December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contraction maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	June 30, 2014
	Amortized Cost	Fair Value

Maturing within one year	$3,062	$3,077
Maturing after one year through five years	222,327	225,395
Maturing after five years through ten years	64,030	65,120
Maturing after ten years	51,477	51,642

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by
mortgage obligations	111,578	112,024
Other securities	1,336	2,486
	$453,810	$459,744

	December 31, 2013
	Amortized Cost	Fair Value

Maturing within one year	$2,294	$2,316
Maturing after one year through five years	241,396	242,493
Maturing after five years through ten years	59,572	59,402
Maturing after ten years	49,674	47,737

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by
mortgage obligations	70,043	70,640
Other securities	1,336	2,456
	$424,315	$425,044

At June 30, 2014, the Company’s investment portfolio included securities issued by 246 different government municipalities and agencies located within 27 states with a fair value of $98.4 million. The largest exposure to any single municipality or agency was a $4.5 million (fair value) bond issued for water utility improvements by the Arizona State Water Infrastructure Finance Authority, to be repaid by future water revenue.

The Company’s investments in bonds issued by states, municipalities and political subdivisions are evaluated in accordance with Supervision and Regulation Letter 12-15 (SR 12-15) issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Organization Ratings”, and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following table summarizes the total general obligation and revenue bonds in the Company’s investment securities portfolio at June 30, 2014, including the state in which the issuing government municipality or agency operates when such state represents an investment concentration:

Revenue and General Obligation Bonds by Location
dollars in thousands, unaudited	June 30, 2014		December 31, 2013

	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$22,103	$23,139	$20,638	$21,272
Texas	12,450	12,496	11,340	11,024
Illinois	8,301	8,333	8,965	8,702
Ohio	7,646	7,669	7,659	7,485
Washington	5,997	6,087	5,487	5,340
Arizona	2,085	2,145	2,100	2,050
Other states	19,663	20,014	20,666	20,429
Total General Obligation Bonds	78,245	79,883	76,855	76,302

Revenue bonds
State of issuance
Arizona	4,645	4,482	4,700	4,341
Texas	3,294	3,362	2,762	2,719
California	2,169	2,235	2,519	2,579
Washington	1,169	1,206	1,170	1,211
Ohio	323	337	324	339
Other states	6,747	6,894	6,758	6,742
Total Revenue Bonds	18,347	18,516	18,233	17,931

Certificates of participation (All California)	-	-	2,273	2,330

Total Obligations of States
and Political Subdivisions	$96,592	$98,399	$97,361	$96,563

At June 30, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as utilities (water, sewer, and power), educational facilities, and general public and economic improvements. The revenue bonds were payable from 12 different types of revenue sources. The revenue sources that represent 5% or more individually as a percent of the total revenue bonds are summarized in the following table:

Revenue Bonds by Type
dollars in thousands, unaudited	June 30, 2014		December 31, 2013

	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$7,350	$7,295	$7,409	$7,144
College & University	2,739	2,812	2,203	2,187
Electric & Power	1,884	1,919	1,888	1,895
Sales Tax	1,673	1,713	1,673	1,688
Lease	1,356	1,337	1,155	1,063
Other sources	3,345	3,440	3,905	3,954
Total Revenue Bonds	$18,347	$18,516	$18,233	$17,931

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	June 30, 2014
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$4,120	$-	$-	$-	$4,120
Other construction/land	17,967	299	10	4,878	23,154
1-4 family - closed end	97,789	927	609	14,535	113,860
Equity lines	47,591	213	1,250	2,268	51,322
Multi-family residential	6,565	423	-	-	6,988
Commercial real estate - owner occupied	177,779	21,534	3,635	4,708	207,656
Commercial real estate - non-owner occupied	89,255	3,575	228	12,945	106,003
Farmland	122,982	2,459	79	173	125,693
Total real estate	564,048	29,430	5,811	39,507	638,796

Agricultural	24,812	646	357	327	26,142
Commercial and Iindustrial	95,907	1,900	289	3,252	101,348
Mortgage Warehouse	106,157	-	-	-	106,157
Consumer loans	17,018	416	113	3,051	20,598
Total gross loans and leases	$807,942	$32,392	$6,570	$46,137	$893,041

	December 31, 2013
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$1,720	$-	$-	$-	$1,720
Other construction/land	18,243	334	203	6,751	25,531
1-4 family - closed end	67,051	1,305	770	17,898	87,024
Equity lines	51,019	254	1,429	1,021	53,723
Multi-family residential	8,059	426	-	-	8,485
Commercial real estate - owner occupied	158,155	17,033	3,261	7,563	186,012
Commercial real estate - non-owner occupied	89,475	3,630	240	13,495	106,840
Farmland	105,623	1,780	819	282	108,504
Total real estate	499,345	24,762	6,722	47,010	577,839

Agricultural	24,178	532	-	470	25,180
Commercial and industrial	93,224	3,358	1,236	5,444	103,262
Mortgage Warehouse	73,425	-	-	-	73,425
Consumer loans	19,387	478	208	3,463	23,536
Total gross loans and leases	$709,559	$29,130	$8,166	$56,387	$803,242

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

Loan Portfolio Aging
(dollars in thousands, unaudited)
	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)

Real Estate:
1-4 family residential construction	$-	$7	$-	$7	$4,113	$4,120	$-
Other construction/land	-	3,682	-	3,682	19,472	23,154	3,682
1-4 family - closed end	125	2,707	-	2,832	111,028	113,860	10,071
Equity lines	6	86	838	930	50,392	51,322	1,997
Multi-family residential	-	-	-	-	6,988	6,988	-
Commercial real estate - owner occupied	218	362	1,640	2,220	205,436	207,656	3,485
Commercial real estate - non-owner occupied	834	202	6,842	7,878	98,125	106,003	7,671
Farmland	937	-	-	937	124,756	125,693	173
Total real estate	2,120	7,046	9,320	18,486	620,310	638,796	27,079

Agricultural	159	358	327	844	25,298	26,142	327
Commercial and industrial	399	-	401	800	100,548	101,348	992
Mortgage Warehouse	-	-	-	-	106,157	106,157	-
Consumer loans	212	-	39	251	20,347	20,598	838
Total gross loans and leases	$2,890	$7,404	$10,087	$20,381	$872,660	$893,041	$29,236

(1) Included in total financing receivables

(2) As of  June 30, 2014 there were no loans over 90 days past due and still acrruing.

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)

Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$1,720	$1,720	$-
Other construction/land	294	-	116	410	25,121	25,531	5,528
1-4 family - closed end	2,181	300	171	2,652	84,372	87,024	13,168
Equity lines	98	-	288	386	53,337	53,723	778
Multi-family residential	-	-	-	-	8,485	8,485	-
Commercial real estate - owner occupied	1,917	144	2,011	4,072	181,940	186,012	5,516
Commercial real estate - non-owner occupied	-	-	7,667	7,667	99,173	106,840	8,058
Farmland	331	-	-	331	108,173	108,504	282
Total real estate	4,821	444	10,253	15,518	562,321	577,839	33,330

Agricultural	892	327	125	1,344	23,836	25,180	470
Commercial and industrial	1,318	587	1,298	3,203	100,059	103,262	2,622
Mortgage Warehouse	-	-	-	-	73,425	73,425	-
Consumer loans	181	-	-	181	23,355	23,536	992
Total gross loans and leases	$7,212	$1,358	$11,676	$20,246	$782,996	$803,242	$37,414

(1) Included in total financing receivables

(2) As of December 31, 2013 there were no loans over 90 days past due and still accruing.

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR), if the modification constitutes a concession. At June 30, 2014, the Company had a total of $34.6 million in TDRs, including $21.4 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDRs may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)
	For the six months Ended Ended June 30, 2014

	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-	$-	$-	$-
1-4 family - closed-end	-	13	-	-	-	-	-	13
Equity lines	-	321	-	29	-	-	-	350
Commercial real estate - owner occupied	279	123	-	-	-	-	-	402
Total real estate loans	279	457	-	29	-	-	-	765
Commercial and industrial	-	133	-	4	-	30	-	167
Consumer loans	-	9	-	-	-	-	-	9
	$279	$599	$-	$33	$-	$30	$-	$941

	For the year ended December 31, 2013
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$416	$-	$-	$-	$-	$-	$416
1-4 family - closed-end	-	3,338	-	238	-	-	102	3,678
Equity lines	-	-	40	-	-	-	-	40
Commercial real estate - owner occupied	-	-	-	557	-	-	-	557
Total real estate loans	-	3,754	40	795	-	-	102	4,691
Commercial and industrial	-	1,563	-	308	-	-	-	1,871
Consumer loans	-	469	-	-	-	-	92	561
	$-	$5,786	$40	$1,103	$-	$-	$194	$7,123

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	For the three months Ended June 30, 2014

		Pre-Modification	Post-Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve

Real Estate:
Other Construction/Land	-	$-	$-	$-	$-
1-4 family - closed-end	-	-	-	-	-
Equity Lines	3	350	350	169	205
Commercial RE- owner occupied	1	279	279	-	139
Total Real Estate Loans		629	629	169	344

Commercial and Industrial	2	53	53	29	33
Consumer loans	2	7	7	1	2
		$689	$689	$199	$379

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the six months Ended June 30, 2014

		Pre-Modification	Post-Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve

Real Estate:
Other Construction/Land	-	$-	$-	$-	$-
1-4 family - closed-end	1	13	13	-	-
Equity Lines	3	350	350	169	203
Commercial RE- owner occupied	2	402	402	-	141
Total Real Estate Loans		765	765	169	344

Commercial and Industrial	5	167	167	52	43
Consumer loans	3	9	9	1	2
		$941	$941	$222	$389

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowancefor loan loss methodology.

The tables below summarize TDRs that defaulted during the periods noted, and any charge-offs on those TDRs resulting from such default.

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	Subsequent default three months ended June 30, 2014
	Number of Loans	Recorded Investment	Charge-Offs

Real Estate:
Other Construction/Land	3	$1,546	$-
1-4 family - closed-end	2	8,305	-
Commercial real estate- owner occupied	1	222	31
Total Real Estate Loans		10,073	31
Commercial and Industrial	-	-	-
Consumer Loans	-	-	-
		$10,073	$31

	Subsequent default six months ended June 30, 2014

	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	3	$1,546	$-
1-4 family - closed-end	2	8,305	-
Commercial real estate- owner occupied	1	222	31
Total Real Estate Loans		10,073	31
Commercial and Industrial	1	127	-
Consumer Loans	2	133	58
		$10,333	$89

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

The following tables disclose the unpaid principal balance, recorded investment (including accrued interest), average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $3.878 million at June 30, 2014 and $3.321 million at December 31, 2013.

Impaired Loans	June 30, 2014
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)

With an allowance recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other construction/land	2,904	2,903	434	3,092	47
1-4 Family - closed-end	11,055	11,055	1,214	11,918	135
Equity lines	1,867	1,702	450	1,918	6
Commercial real estate- owner occupied	2,665	2,555	1,259	2,790	26
Commercial real estate- non-owner occupied	10,423	10,424	1,079	10,896	148
Farmland	-	-	-	-	-
Total real estate	28,914	28,639	4,436	30,614	362
Agriculture	-	-	-	-	-
Commercial and industrial	3,197	3,184	807	3,185	61
Consumer loans	2,929	2,927	336	3,131	81
	35,040	34,750	5,579	36,930	504
With no related allowance recorded
Real estate:
1-4 family residential construction	-	-	-	-	-
Other construction/land	2,033	1,975	-	2,409	-
1-4 family - closed-end	3,637	3,480	-	4,339	-
Equity lines	746	566	-	759	-
Commercial real estate- owner occupied	3,483	2,153	-	3,773	-
Commercial real estate- non-owner occupied	2,669	2,521	-	2,790	58
Farmland	173	173	-	203	-
Total real estate	12,741	10,868	-	14,273	58
Agriculture	327	327	-	336	-
Commercial and industrial	93	68	-	123	-
Consumer loans	401	124	-	528	-
	13,562	11,387	-	15,260	58
Total	$48,602	$46,137	$5,579	$52,190	$562

(1) Contractual principal balance due from customer.

(2) Principal balance on Company's books, less any direct charge offs.

(3) Interest income is recognized on performing balances on a regular accrual basis.

	December 31, 2013
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

(1) Contractual principal balance due from customer.

(2) Principal balance on Company's books, less any direct charge offs.

(3) Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 70% of the Company’s impaired real estate loan balances at June 30, 2014. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries in the Central San Joaquin Valley. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $6.055 million at June 30, 2014.

During the three months ended June 30, 2014, there were no material changes to the methodology used to determine our allowance for loan and lease losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables
(dollars in thousands, unaudited)
	For the Three Months Ended June 30, 2014
	Real Estate	Agricultural	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$7,396	$847	$1,418	$1,438	$392	$11,491
Charge-offs	(307)	-	(226)	(564)	-	(1,097)
Recoveries	892	1	54	93	-	1,040
Provision	(703)	505	270	496	(368)	200

Ending Balance	$7,278	$1,353	$1,516	$1,463	$24	$11,634

	For the Six Months Ended June 30, 2014
	Real Estate	Agricultural	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$5,544	$978	$3,787	$1,117	$251	$11,677
Charge-offs	(434)	(124)	(412)	(985)	-	(1,955)
Recoveries	1,199	2	98	263	-	1,562
Provision	969	497	(1,957)	1,068	(227)	350

Ending Balance	$7,278	$1,353	$1,516	$1,463	$24	$11,634

Reserves:
Specific	$4,436	$-	$807	$336	$-	$5,579
General	2,842	1,353	709	1,127	$24	6,055

Ending Balance	$7,278	$1,353	$1,516	$1,463	$24	$11,634

Loans evaluated for impairment:
Individually	$39,507	$327	$3,252	$3,051	$-	$46,137
Collectively	599,289	25,815	204,253	17,547	-	846,904

Ending Balance	$638,796	$26,142	$207,505	$20,598	$-	$893,041

	For the Year Ended December 31, 2013
	Real Estate	Agricultural	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$8,034	$258	$3,467	$2,114	$-	$13,873
Charge-offs	(4,205)	(473)	(1,668)	(1,917)	-	(8,263)
Recoveries	618	-	802	297	-	1,717
Provision	1,097	1,193	1,186	623	251	4,350

Ending balance	$5,544	$978	$3,787	$1,117	$251	$11,677

Reserves:
Specific	$2,867	$126	$1,925	$431		$5,349
General	2,677	852	1,862	686	251	6,328

Ending balance	$5,544	$978	$3,787	$1,117	$251	$11,677

Loans evaluated for impairment:
Individually	$47,010	$470	$5,444	$3,463	$-	$56,387
Collectively	530,829	24,710	171,243	20,073	-	746,855

Ending balance	$577,839	$25,180	$176,687	$23,536	$-	$803,242

Note 13 – Recent Developments

On July 17, 2014 the Company entered into a definitive agreement to acquire Santa Clara Valley Bank (OTC: SCVE) of Santa Paula, California, a community bank with approximately $125 million in assets and branches located in Santa Paula, Santa Clarita, and Fillmore, California. The agreement calls for the payment of cash consideration of $12.3 million, or $6.00 per share, to SCVE’s common shareholders and cash consideration of $3.0 million to SCVE’s preferred shareholders to retire outstanding preferred stock and associated warrants. Included in the $12.3 million payment is $700,000 that the Company will pay to cash out existing in-the-money warrants. The transaction, which is subject to customary closing conditions including required regulatory approvals and approval by the shareholders of Santa Clara Valley Bank, is expected to close in the fourth quarter of 2014.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Second Quarter 2014 compared to Second Quarter 2013

Net income for the quarter ended June 30, 2014 was $4.237 million, representing an increase of $438,000, or 12%, relative to net income of $3.799 million for the quarter ended June 30, 2013. Basic and diluted earnings per share for the second quarter of 2014 were $0.30, compared to $0.27 for the second quarter of 2013. The Company’s annualized return on average equity was 9.13% and annualized return on average assets was 1.16% for the quarter ended June 30, 2014, compared to 8.62% and 1.09%, respectively, for the quarter ended June 30, 2013. The primary drivers behind the quarter over quarter variance in net income are as follows:

•	Net interest income increased $675,000, or 5%, due primarily to an $82 million increase in average interest-earning assets and a higher level of non-recurring interest income, partially offset by net interest margin compression.

•	Gains on securities totaled $183,000 in the second quarter of 2014, relative to no gains in the second quarter of 2013.

•	Service charges on deposits fell by $176,000 for the comparative quarters.

•	The loan loss provision was reduced by $250,000, or 56%.

•	Total non-interest expense increased $291,000, or 3%, primarily due to costs associated with our new core banking software that was implemented in February 2014.

First Half 2014 compared to First Half 2013

Net income for the first half of 2014 was $8.036 million, representing an increase of $1.904 million, or 31%, relative to net income of $6.132 million for the first half of 2013. Basic and diluted earnings per share for the first half of 2014 were $0.57 and $0.56, respectively, compared to $0.43 basic and diluted earnings per share for the first half of 2013. The Company’s annualized return on average equity was 8.75% and annualized return on average assets was 1.12% for the six months ended June 30, 2014, compared to a return on equity of 7.03% and return on assets of 0.89% for the six months ended June 30, 2013. The primary drivers behind the variance in year-to-date net income are as follows:

•	The single largest impact on the comparative year-to-date results came from a reduction of $1.700 million, or 83%, in the loan loss provision.

•	Net interest income increased $1.048 million, or 4%, due to a $58 million increase in average interest-earning assets and a higher level of non-recurring interest income.

•	Total non-interest income declined by $413,000, or 5%, in the first half of 2014 due to a drop in service charges on deposits, lower BOLI income, and a $100,000 non-recurring signing incentive received in conjunction with our conversion of merchant processing to a new vendor in the first quarter of 2013, partially offset by an increase in gains realized on the sale of investment securities.

•	Total non-interest expense fell by $802,000, or 4%, as higher marketing, data processing, and deposit costs were more than offset by a reduction of $1.178 million in net costs associated with foreclosed assets.

•	The Company’s provision for income taxes was 26% of pre-tax income for the first half of 2014, relative to 20% for the first half of 2013.

Financial Condition Summary

June 30, 2014 relative to December 31, 2013

The most significant characteristics of, and changes in, the Company’s balance sheet during the first six months of 2014 are outlined below:

•	The Company’s assets totaled $1.498 billion at June 30, 2014, an increase of $88 million, or 6%, relative to total assets of $1.410 billion at December 31, 2013 due to growth in loans and investments net of reductions in foreclosed assets and balances due from banks.

•	Gross loans increased by $90 million, or 11%, due to growth in mortgage warehouse loans, commercial real estate loans and real estate loans secured by farmland, in addition to the purchase of $33 million in residential mortgage loans in the first quarter of 2014.

•	Total nonperforming assets, comprised of nonperforming loans and foreclosed assets, were reduced by $12 million, or 26%, to $34 million at June 30, 2014 from $46 million at December 31, 2013.

•	Investment securities increased $35 million, or 8%, during the first half of 2014 but interest bearing balances held in our Federal Reserve Bank account were reduced by $23 million, or 85%, pursuant to our purchase of mortgage-backed securities as we deployed excess liquidity.

•	Total deposits reflect growth of $72 million, or 6%, during the six months ended June 30, 2014. Core non-maturity deposits were up $80 million, or 9%, although some of that increase appears to be seasonal.

•	Total capital increased by $5 million, or 3%, to $187 million at June 30, 2014, due primarily to an increase in retained earnings net of the impact of the Company’s repurchase of 270,100 shares in the first half of 2014. While still robust, our consolidated total risk-based capital ratio declined to 20.10% at June 30, 2014 from 21.67% at year-end 2013 due to growth in risk-adjusted assets. Our tier one risk-based capital ratio was 18.94% and our tier one leverage ratio was 13.87% at June 30, 2014.

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

Net interest income AND NET INTEREST MARGIN

In a reversal of recent adverse trends, net interest income increased by $675,000, or 5%, for the second quarter of 2014 relative to the second quarter of 2013, and by $1.048 million, or 4%, for the first half of 2014 compared to the first half of 2013. The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, except per share data)	Ended June 30, 2014			Ended June 30, 2013
	Average	Income/	Average Rate/	Average	Income/	Average Rate/
Assets	Balance (1)	Expense	Yield (2)(3)	Balance (1)	Expense	Yield (2)(3)
Investments:
Federal funds sold/due from time	$20,561	$16	0.31%	$26,115	$16	0.24%
Taxable	356,280	1,876	2.08%	314,191	1,034	1.30%
Non-taxable	97,233	733	4.52%	86,626	672	4.65%
Equity	2,542	-	-	2,144	-	-
Total investments	476,616	2,625	2.49%	429,076	1,722	1.91%
Loans and Leases:(4)
Real estate	629,352	8,340	5.32%	559,098	7,848	5.63%
Agricultural	23,667	227	3.85%	24,219	247	4.09%
Commercial™	96,900	1,102	4.56%	96,893	1,249	5.17%
Consumer	21,643	477	8.84%	25,744	540	8.41%
Mortgage Warehouse Lines	84,305	868	4.13%	114,736	1,440	5.03%
Direct financing leases	2,402	32	5.34%	3,133	44	5.63%
Other	303	11	14.56%	8	-	-
Total loans and leases	858,572	11,057	5.17%	823,831	11,368	5.53%
Total interest earning assets (5)	1,335,188	13,682	4.22%	1,252,907	13,090	4.30%
Other earning assets	6,072			6,168
Non-earning assets	129,437			139,815
Total assets	$1,470,697			$1,398,890

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$112,800	$72	0.26%	$87,828	$77	0.35%
NOW	247,667	86	0.14%	194,194	95	0.20%
Savings accounts	151,938	75	0.20%	131,341	71	0.22%
Money market	73,337	21	0.11%	70,607	24	0.14%
CDAR's	13,121	7	0.21%	13,212	7	0.21%
Certificates of deposit<$100,000	78,582	87	0.44%	91,450	107	0.47%
Certificates of deposit>$100,000	200,714	183	0.37%	212,486	210	0.40%
Brokered deposits	5,660	22	1.56%	10,000	37	1.48%
Total interest bearing deposits	883,819	553	0.25%	811,118	628	0.31%
Borrowed Funds:
Federal funds purchased	43	-	-	2	-	-
Repurchase agreements	5,539	4	0.29%	2,020	3	0.60%
Short term borrowings	738	-	-	12,058	5	0.17%
Long term borrowings	-	-	-	-	-	-
TRUPS	30,928	175	2.27%	30,928	179	2.32%
Total borrowed funds	37,248	179	1.93%	45,008	187	1.67%
Total interest bearing liabilities	921,067	732	0.32%	856,126	815	0.38%
Demand deposits - non-interest bearing	345,110			346,866
Other liabilities	18,402			19,129
Shareholders' equity	186,118			176,769
Total liabilities and shareholders' equity	$1,470,697			$1,398,890

Interest income/interest earning assets			4.22%			4.30%
Interest expense/interest earning assets			0.22%			0.26%
Net interest income and margin(6)		$12,950	4.00%		$12,275	4.04%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.

(3)	Annualized

(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $(197) thousand and $(29) thousand for the quarters ended June 30, 2014 and 2013. Loans are gross of the allowance for possible loan losses.

(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the six months ended			For the six months ended
(dollars in thousands, except per share data)	Ended June 30, 2014			Ended June 30, 2013
	Average	Income/	Average Rate/	Average	Income/	Average Rate/
Assets	Balance (1)	Expense	Yield (2)(3)	Balance (1)	Expense	Yield (2)(3)
Investments:
Federal funds sold/Due from time	$39,466	$51	0.26%	$35,634	$44	0.25%
Taxable	346,215	3,701	2.13%	312,642	2,179	1.39%
Non-taxable	96,874	1,474	4.59%	81,593	1,291	4.77%
Equity	2,528	-	-	2,041	17	1.66%
Total Investments	485,083	5,226	2.45%	431,910	3,531	1.93%
Loans and Leases:(4)
Real Estate	606,825	16,222	5.39%	552,402	15,323	5.59%
Agricultural	24,225	493	4.10%	24,011	481	4.04%
Commercial	96,954	2,175	4.52%	98,399	2,508	5.14%
Consumer	22,484	969	8.69%	26,466	1,097	8.36%
Mortgage Warehouse Lines	68,204	1,463	4.33%	111,722	2,782	5.02%
Direct Financing Leases	2,442	66	5.45%	3,263	84	5.19%
Other	286	20	14.10%	10	-	-
Total Loans and Leases	821,420	21,408	5.26%	816,273	22,275	5.50%
Total Interest Earning Assets (5)	1,306,503	26,634	4.23%	1,248,183	25,806	4.28%
Other Earning Assets	6,003			6,271
Non-Earning Assets	131,183			141,312
Total Assets	$1,443,689			$1,395,766
Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$101,765	$133	0.26%	$85,470	$151	0.36%
NOW	233,408	167	0.14%	195,089	193	0.20%
Savings Accounts	150,188	151	0.20%	130,257	136	0.21%
Money Market	72,536	41	0.11%	73,138	54	0.15%
CDAR's	13,092	16	0.25%	13,994	20	0.29%
Certificates of Deposit<$100,000	78,856	177	0.45%	95,897	224	0.47%
Certificates of Deposit>$100,000	202,729	377	0.38%	213,754	429	0.40%
Brokered Deposits	6,216	49	1.59%	11,575	81	1.41%
Total Interest Bearing Deposits	858,790	1,111	0.26%	819,174	1,288	0.32%
Borrowed Funds:
Federal Funds Purchased	22	-	-	1	-	-
Repurchase Agreements	5,989	9	0.30%	1,836	6	0.66%
Short Term Borrowings	372	-	-	7,051	6	0.17%
Long Term Borrowings	-	-	-	2,099	33	3.17%
TRUPS	30,928	349	2.28%	30,928	356	2.32%
Total Borrowed Funds	37,311	358	1.93%	41,915	401	1.93%
Total Interest Bearing Liabilities	896,101	1,469	0.33%	861,089	1,689	0.40%
Demand deposits- non interest bearing	343,849			340,020
Other liabilities	18,481			18,837
Shareholders' equity	185,258			175,820
Total liabilities and shareholders' equity	$1,443,689			$1,395,766
Interest Income/Interest Earning Assets			4.23%			4.28%
Interest Expense/Interest Earning Assets			0.23%			0.28%
Net Interest Income and Margin(6)		$25,165	4.00%		$24,117	4.00%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.

(3)	Annualized

(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $(349) thousand and $32 thousand for the quarters ended June 30, 2014 and 2013. Loans are gross of the allowance for possible loan losses.

(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.

(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes are calculated by multiplying the change in rate by the change in average balance, and have been allocated to the rate variance.

Volume & Rate Variances	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2014 over 2013			2014 over 2013
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$(3)	$3	$-	$5	$2	$7
Taxable	139	703	842	234	1,288	1,522
Non-taxable(1)	82	(21)	61	242	(59)	183
Equity	-	-	-	4	(21)	(17)
Total Investments	218	685	903	485	1,210	1,695
Loans and Leases:
Real Estate	986	(494)	492	1,510	(611)	899
Agricultural	(6)	(14)	(20)	4	8	12
Commercial	-	(147)	(147)	(37)	(296)	(333)
Consumer	(86)	23	(63)	(165)	37	(128)
Mortgage Warehouse	(382)	(190)	(572)	(1,084)	(235)	(1,319)
Direct Financing Leases	(10)	(2)	(12)	(21)	3	(18)
Other	-	11	11	-	20	20
Total Loans and Leases	502	(813)	(311)	207	(1,074)	(867)
Total Interest Earning Assets	$720	$(128)	$592	$692	$136	$828
Liabilities
Interest Bearing Deposits:
Demand Deposits	$22	$(27)	$(5)	$29	$(47)	$(18)
NOW	26	(35)	(9)	38	(64)	(26)
Savings Accounts	11	(7)	4	21	(6)	15
Money Market	1	(4)	(3)	-	(13)	(13)
CDAR's	-	-	-	(1)	(3)	(4)
Certificates of Deposit < $100,000	(15)	(5)	(20)	(40)	(7)	(47)
Certificates of Deposit > $100,000	(12)	(15)	(27)	(22)	(30)	(52)
Brokered Deposits	(16)	1	(15)	(38)	6	(32)
Total Interest Bearing Deposits	17	(92)	(75)	(13)	(164)	(177)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	5	(4)	1	14	(11)	3
Short Term Borrowings	(5)	-	(5)	(6)	-	(6)
Long Term Borrowings	-	-	-	(33)	-	(33)
TRUPS	-	(4)	(4)	-	(7)	(7)
Total Borrowed Funds	-	(8)	(8)	(25)	(18)	(43)
Total Interest Bearing Liabilities	17	(100)	(83)	(38)	(182)	(220)
Net Interest Margin/Income	$703	$(28)	$675	$730	$318	$1,048

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the second quarter of 2014 relative to the second quarter of 2013 was a favorable $703,000, due primarily to an $82 million increase in average interest-earning assets. The volume variance for the comparative quarters was enhanced by migration from time deposits and non-deposit borrowings into lower-cost non-maturity deposits, and a shift within loans to higher-yielding categories. The volume variance was negatively impacted by a relatively large increase in the average balance of lower yielding investments. Average loans and leases increased by $35 million, or 4%, while average investment balances increased $48 million, or 11%.

The impact of interest rate changes resulted in an unfavorable rate variance of $28,000 in net interest income for the comparative quarters. Our weighted average yield on interest-earning assets fell 8 basis points due to lower loan rates stemming from continued competition for quality loans, partially offset by a higher yield on our investment portfolio. By comparison, our weighted average cost of interest-bearing liabilities was 6 basis points lower due primarily to a slight drop in deposit rates. The negative rate variance is exacerbated by our sizeable net interest position, which is the difference between interest-earning assets and interest-bearing liabilities. Our average net interest position for the second quarter of 2013, the base period for the rate variance calculation, was $397 million, thus the yield decrease for interest-earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Partially alleviating the negative pressures on our rate variance was non-recurring interest income such as net interest recovered on non-accrual loans and prepayment penalties, which totaled $280,000 in the second quarter of 2014 relative to $132,000 in the second quarter of 2013.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.00% in the second quarter of 2014, a drop of four basis points relative to the second quarter of 2013. The principal factors favorably impacting our net interest margin in the second quarter of 2014 include the drop in deposit rates, the shift from higher-cost time deposits into lower-cost non-maturity deposits, and the shift into higher-yielding loan categories. Offsetting the favorable factors were competitive pressures on loan yields and disproportionate growth in lower-yielding investments.

For the first half of 2014 relative to the first half of 2013, the favorable variance in net interest income attributable to volume changes was $730,000, and there was also a favorable rate variance of $318,000. The volume variance for the half was due primarily to a $58 million increase in average interest-earning assets, which was enhanced by relatively strong growth in the average balances of low-cost customer deposits and equity and a shift in average loan balances into higher-yielding categories. The favorable rate variance for the half is the result of a five basis point drop in the yield on average interest-earning assets, relative to a seven basis point decline in the cost of interest-bearing liabilities. As with the quarter, non-recurring interest income favorably impacted the rate variance for the half. Interest recoveries and prepayment penalties totaled $288,000 for the first half of 2014, relative to only $121,000 in the first half of 2013. The Company’s net interest margin for the first half of 2014 was 4.00%, the same as our net interest margin for the first half of 2013.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company’s loan loss provision totaled $200,000 for the second quarter of 2014 and $350,000 for the first six months of 2014, representing reductions of $250,000, or 56%, in the second quarter and $1.700 million, or 83% in the first half relative to the same periods in 2013. Our loan loss provision in 2014 has been utilized primarily to provide specific reserves for loans migrating from non-impaired to impaired status during the period.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. We had only $57,000 in net loans charged off in the second quarter of 2014 relative to $1.469 million in the second quarter of 2013, for a reduction of $1.412 million, or 96%. There were $393,000 in net loan charge-offs in the first half of 2014 relative to $3.743 million in the first half of 2013, for a reduction of $3.351 million, or 90%. Gross charge-offs declined, and a significant level of principal recoveries on non-accrual loans that were sold or otherwise resolved during 2014 also contributed to the relatively low level of net charge-offs. Additional factors which helped minimize our need for reserve replenishment via the loan loss provision in 2014 include the fact that the majority of our loan charge-offs have been recorded against reserves established in previous periods, and the fact that the credit quality of our performing loan portfolio continues to improve as newer loans have been underwritten utilizing more stringent criteria than older vintage loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and six-month periods ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,				Six months ended June 30,
NON-INTEREST INCOME:	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
Service charges on deposit accounts	$2,039	50.76%	$2,215	55.07%	$3,925	50.81%	$4,288	52.69%
Other service charges, commissions & fees	1,439	35.81%	1,411	35.08%	2,785	36.05%	2,862	35.17%
Gains on sales of loans	-	-	32	0.80%	3	0.04%	68	0.84%
Gains on securities	183	4.55%	-	-	287	3.72%	6	0.07%
Loan servicing income	1	0.02%	-	-	2	0.03%	3	0.04%
Bank owned life insurance	403	10.03%	317	7.88%	688	8.91%	824	10.13%
Other	(47)	-1.17%	47	1.17%	35	0.44%	87	1.06%
Total non-interest income	$4,018	100.00%	$4,022	100.00%	$7,725	100.00%	$8,138	100.00%
As a % of average interest-earning assets (1)		1.21%		1.29%		1.19%		1.31%

NON-INTEREST EXPENSE:
Salaries and employee benefits	$5,328	48.40%	$5,403	50.42%	$11,313	52.05%	$11,323	50.24%
Occupancy costs
Furniture & equipment	466	4.23%	531	4.95%	919	4.23%	1,034	4.59%
Premises	1,066	9.67%	1,065	9.94%	2,118	9.74%	2,113	9.38%
Advertising and marketing costs	582	5.29%	421	3.93%	1,211	5.57%	843	3.74%
Data processing costs	766	6.96%	377	3.52%	1,264	5.82%	763	3.39%
Deposit services costs	662	6.01%	611	5.70%	1,278	5.88%	1,212	5.38%
Loan services costs
Loan processing	188	1.71%	218	2.03%	460	2.12%	372	1.65%
Foreclosed assets	112	1.02%	18	0.17%	(386)	-1.78%	792	3.51%
Other operating costs
Telephone & data communications	210	1.91%	448	4.18%	476	2.19%	873	3.87%
Postage & mail	162	1.47%	163	1.52%	350	1.61%	342	1.52%
Other	218	1.98%	160	1.49%	352	1.62%	288	1.28%
Professional services costs
Legal & accounting	256	2.33%	521	4.86%	641	2.95%	953	4.23%
Other professional service	551	5.01%	552	5.15%	1,048	4.82%	1,160	5.15%
Stationery & supply costs	350	3.18%	144	1.35%	528	2.43%	313	1.39%
Sundry & tellers	91	0.83%	85	0.79%	164	0.75%	157	0.69%
Total non-interest expense	$11,008	100.00%	$10,717	100.00%	$21,736	100.00%	$22,538	100.00%
As a % of average interest-earning assets (1)		3.31%		3.43%		3.35%		3.64%
Efficiency Ratio (2)		64.06%		64.90%		66.96%		66.75%

(1)) Annualized

(2)) Tax Equivalent

Despite a higher level of non-recurring gains on the sale of investments, total non-interest income was about the same for the comparative quarters and fell by $413,000, or 5%, for the comparative year-to-date periods. Both the quarter and the first half were negatively impacted by lower service charges on deposits, and the first half was also affected by a drop in income on bank-owned life insurance. Total non-interest income was an annualized 1.21% of average interest-earning assets in the second quarter of 2014 relative to 1.29% in the second quarter of 2013, and was 1.19% for the first six months of 2014 relative to 1.31% for the first six months of 2013. The lower ratio is due in part to an increase in average interest-earning assets.

Service charge income on deposits fell by $176,000, or 8%, for the quarterly comparison and by $363,000, or 8%, for the comparative six-month periods due in large part to lower returned item and overdraft charges. The year-to-date comparison was also negatively impacted by certain non-recurring fee waivers made in the course of our core software conversion. Other service charges, commissions, and fees increased by $28,000, or 2%, for the quarter, but were down $77,000 for the year-to-date comparison due to the impact of a $100,000 non-recurring incentive received in conjunction with our conversion to a new merchant processing vendor in the first quarter of 2013. While not material, gains on the sale of loans declined for both the quarter and the half since the Company has been retaining all of the loans it originates. Loan servicing income has also dropped to insignificant levels in recent periods. We realized $183,000 in gains on the sale of investments in the second quarter of 2014 and $287,000 in gains during the first half of 2014, relative to no investment gains in the second quarter of 2013 and only $6,000 in gains for the first half of 2013.

Bank-owned life insurance (BOLI) income increased by $86,000, or 27%, in the second quarter of 2014 relative to the second quarter of 2013 but dropped by $136,000, or 17%, for the comparative first half results, mainly due to fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At June 30, 2014 the Company had $35.7 million invested in single-premium general account BOLI, which generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and its income is typically fairly consistent from year to year, but rate reductions have led to slightly reduced income levels in recent periods. In addition to general account BOLI the Company had $4.5 million invested in separate account BOLI at June 30, 2014, the earnings on which help offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a gain on separate account BOLI totaling $152,000 in the second quarter of 2014 relative to a gain of $64,000 in the second quarter of 2013, for a quarter over quarter increase of $88,000 in deferred compensation BOLI income. For the first six months gains totaled $197,000 in 2014 relative to $314,000 in 2013, representing a reduction of $117,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

The “Other” category under non-interest income includes gains and losses on the disposition of assets other than OREO, loan sale and servicing income, and dividends on restricted stock. Pass-through expenses associated with our investments in low-income housing tax credit funds are netted out of this income category. Other non-interest income was down $93,000 for the quarter and reflects a drop of $52,000 for the first half, due in large part to adjustments made to expenses associated with our low-income housing tax credit fund investments in the second quarter of 2014. Income generated in conjunction with the Company’s alliance with Investment Centers of America (ICA) has also been included in Other Non-Interest Income, but the Company terminated its affiliation with ICA effective July 31, 2014. While non-interest income will thus decline in future periods, certain expenses associated with our ICA relationship will also be eliminated and the net financial impact on the Company is not expected to be material.

Total non-interest expense increased by $291,000, or 3%, in the second quarter of 2014 relative to the second quarter of 2013, but was down $802,000, or 4%, for the comparative six-month periods. As detailed below, the increase for the quarter is primarily due to an increase in ongoing costs resulting from our core banking software conversion in February 2014, while the reduction for the year-to-date comparison is largely the result of gains on the sale of foreclosed assets in the first quarter of 2014. Non-interest expense was an annualized 3.31% of average interest-earning assets in the second quarter of 2014 relative to 3.43% in the second quarter of 2013, and improved to an annualized 3.35% of average interest-earning assets for the first six months of 2014 relative to 3.64% for the first six months of 2013.

The largest component of non-interest expense, salaries and employee benefits, reflect a quarter over quarter decrease of $75,000, or 1%, but were about the same for the comparative six-month periods. The greatest favorable impact on compensation expense came from the deferral of salaries directly related to successful loan originations, which increased by $125,000 for the second quarter and $213,000 for the first half. Stock option expense was reduced by $36,000 in the second quarter and $113,000 in the first half of 2014, and the first-half comparison was also favorably impacted by a reduction in deferred compensation plan expense accruals related to the aforementioned first-half decrease in BOLI income. Deferred compensation accruals were higher for the quarter, however, partially offsetting some the favorable quarterly variances. Deferred compensation plan expense accruals for employee participants totaled $95,000 in the second quarter of 2014 relative to $33,000 in the second quarter of 2013, and were $149,000 for the first six months of 2014 relative to $202,000 for the first six months of 2013. The year-to-date results in 2014 were negatively impacted by a non-recurring increase of about $164,000 in overtime costs related to our core conversion. Salaries and benefits fell to 48.40% of total non-interest expense for the second quarter of 2014 from 50.42% in the second quarter of 2013, but increased to 52.05% for the first six months of 2014 relative to 50.24% in the first six months of 2013.

Total occupancy expense fell by $63,000, or 4%, for quarterly comparison and dropped by $110,000, or 3%, for the comparative six-month periods. Occupancy expense was lower in 2014 due to lower depreciation expense on furniture and equipment, despite additional expenses resulting from our rebranding project and our information technology network upgrade. Marketing costs rose by $161,000, or 38%, for the quarter and by $368,000, or 44%, for the first half due in part to the timing of payments for deposit-gathering initiatives, but much of the increase is attributable to expenses associated with our recent rebranding project. Data processing costs were up $389,000, or 103%, for the quarter and increased by $501,000, or 66% for the first half due to an increase in costs subsequent to our core conversion in the first quarter of 2014. Total deposit services costs increased by $51,000, or 8%, for the quarterly comparison and by $66,000, or 5% for the first six months, due primarily to higher electronic check exchange costs.

Total loan services costs reflect an increase of $64,000, or 27%, for the quarter, but were reduced by $1.090 million, or 94%, for the first six months due to fluctuations in gains and losses on the sale of foreclosed assets. Net gains, which are reflected as an offset to operating expense, totaled $119,000 in the second quarter of 2014 relative to $180,000 in the second quarter of 2013. For the first half, the Company realized a net gain on the sale of foreclosed assets totaling $842,000 in 2014 relative to a net loss on the sale of foreclosed assets totaling $307,000 in 2013, for an absolute difference of $1.149 million.

Telecommunications costs were down $238,000, or 53%, for the quarter and $397,000, or 45%, for the first six months, due in part to credits received in 2014 for prior-period overpayments. Those credits totaled $51,000 in the second quarter and $155,000 for the first six months, with the remainder of the reduction in telecommunications costs resulting primarily from renegotiated billing rates. Postage costs were roughly the same in 2014 as in 2013, while the “other” category under other operating costs increased by $57,000, or 36%, for the quarter and $64,000, or 22%, for the first half due in large part to hiring and recruiting costs incurred in 2014.

Under professional services costs, legal and accounting costs declined by $265,000, or 51%, in the second quarter and by $312,000, or 33%, in the first half of 2014 due to lower legal costs for loan collections in 2014 and elevated loan review costs in the prior year. The cost of other professional services was about the same for the comparative second quarters, but dropped by $112,000, or 10%, for the first half of 2014 due to in large part to lower accruals for directors deferred compensation plans (related to the drop in BOLI income discussed above). Stationery and supply costs increased by $206,000, or 143%, for the second quarter, and by $215,000, or 69%, for the first half of 2014, due to increased costs resulting from our core conversion and non-recurring costs associated with our rebranding effort. Sundry and teller losses were about the same in 2014 as in 2013.

The Company’s tax-equivalent overhead efficiency ratio was 64.06% in the second quarter of 2014 relative to 64.90% in the second quarter of 2013, and was 66.96% for the first six months of 2014 as compared to 66.75% for the first six months of 2013. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, OREO gains/losses, and certain other extraordinary items excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, California Enterprise Zone deductions, and certain book expenses that are not allowed as tax deductions. BOLI income was higher in the second quarter but lower for the first half in 2014, as discussed above, while interest income on municipal securities increased by 9% for the quarterly comparison and 14% for the comparative year-to-date periods. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits. Effective January 1, 2014, changes in California tax law eliminated certain state income tax credits and deductions, which had a negative impact on our tax accrual rate.

Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. The referenced factors resulted in an income tax provision of $1.523 million, or 26% of pre-tax income in the second quarter of 2014, relative to a provision of $1.331 million, or 26% of pre-tax income in the second quarter of 2013. For the first six months, our tax provision was $2.768 million, or 26% of pre-tax income in 2014, relative to $1.535 million, or 20% of pre-tax income in 2013.

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

INVESTMENTS

The Company’s investments consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (FRB) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $464 million, or 31% of total assets at June 30, 2014, compared to $452 million, or 32% of total assets at December 31, 2013.

We had no fed funds sold at June 30, 2014 or December 31, 2013, while interest-bearing balances at other banks dropped to $4 million at June 30, 2014 from $27 million at December 31, 2013 as excess liquidity was invested in higher-yielding longer-term bonds. The Company’s investment portfolio reflects an increase of $35 million, or 8%, for the first six months of 2014, ending the period with a book balance of $460 million. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	June 30, 2014		December 31, 2013

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$4,743	$4,672	$5,395	$5,304
Mortgage-backed securities	351,139	354,186	320,223	320,721
State & political subdivisions	96,592	98,399	97,361	96,563
Equity securities	1,336	2,487	1,336	2,456
Total investment securities	$453,810	$459,744	$424,315	$425,044

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $5.9 million at June 30, 2014, up from $729,000 at December 31, 2013 due to higher market values resulting from lower long-term interest rates. The balance of mortgage-backed securities increased by $33 million, or 10%, during the first six months of 2014 due to bond purchases and higher market values, net of prepayments. Municipal bonds increased by about $2 million, or 2%, due to bond purchases and higher market values.

Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $145 million at June 30, 2014 and $164 million at December 31, 2013, leaving $312 million in unpledged debt securities at June 30, 2014 and $258 million at December 31, 2013. Securities which were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $41 million at June 30, 2014 and $67 million at December 31, 2013.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $893 million at June 30, 2014, an increase of $90 million, or 11%, since December 31, 2013. The increase is due to organic growth in mortgage warehouse loans, commercial real estate loans and loans secured by farmland, as well as the purchase of $33 million in residential mortgage loans in the first quarter of 2014.

A distribution of the Company’s loans showing the balance and percentage of total loans by type is presented for the noted periods in the following table. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)	June 30, 2014	December 31, 2013

Real Estate:
1-4 family residential construction	$4,120	$1,720
Other construction/land	23,154	25,531
1-4 family - closed-end	113,860	87,024
Equity lines	51,322	53,723
Multi-family residential	6,988	8,485
Commercial real estate- owner occupied	207,656	186,012
Commercial real estate- non-owner occupied	106,003	106,840
Farmland	125,693	108,504
Total real estate	638,796	577,839
Agricultural	26,142	25,180
Commercial and industrial	101,348	103,262
Mortgage warehouse lines	106,157	73,425
Consumer loans	20,598	23,536
Total loans and leases	$893,041	$803,242
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.46%	0.21%
Other construction/land	2.59%	3.18%
1-4 family - closed-end	12.75%	10.83%
Equity lines	5.75%	6.69%
Multi-family residential	0.78%	1.06%
Commercial real estate- owner occupied	23.25%	23.16%
Commercial real estate- non-owner occupied	11.87%	13.30%
Farmland	14.07%	13.51%
Total real estate	71.52%	71.94%
Agricultural	2.93%	3.13%
Commercial and industrial	11.35%	12.86%
Mortgage warehouse lines	11.89%	9.14%
Consumer loans	2.31%	2.93%
Total loans and leases	100.00%	100.00%

Real estate loans classified as 1-4 family closed-end loans increased $27 million, or 31%, due to the aforementioned purchase of well-underwritten, newer vintage residential mortgage loans which have an expected average life of about eight years. Management views the loan purchase primarily as a liquidity deployment strategy rather than a loan growth strategy. With the exception of residential construction loans, which were up about $2 million, other residential real estate loan categories declined slightly. However, owner-occupied commercial real estate loans increased $22 million, or 12%, due to escalating activity in certain markets in our footprint in addition to approximately $11 million in loans reclassified as “real estate” from “commercial and industrial” in the course of our core conversion. Commercial loans reflect a decline of $2 million, or 2%, but would have increased if not for the aforementioned conversion-related reclassifications. Outstanding balances on mortgage warehouse lines were up $33 million, or 45%, since utilization on lines increased to 39% at June 30, 2014 from 26% at December 31, 2013. Mortgage lending activity is strongly correlated to interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. While not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

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

Nonperforming Assets and Performing Troubled Debt Restructurings
(dollars in thousands, unaudited)	June 30, 2014	December 31, 2013	June 30, 2013
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	3,682	5,528	6,160
1-4 family - closed-end	10,071	13,168	15,162
Equity lines	1,997	778	887
Multi-family residential	-	-	-
Commercial real estate- owner occupied	3,485	5,516	6,844
Commercial real estate- non-owner occupied	7,671	8,058	7,713
Farmland	173	282	455
TOTAL REAL ESTATE	27,079	33,330	37,221
Agriculture	327	470	21
Commercial and industrial	992	2,622	3,892
Mortgage warehouse lines	-	-	-
Consumer loans	838	992	1,175
TOTAL NONPERFORMING LOANS	29,236	37,414	42,309

Foreclosed assets	4,498	8,185	10,834
Total nonperforming assets	$33,734	$45,599	$53,143
Performing TDR's (1)	$13,203	$15,239	$17,657
Nonperforming loans as a % of total gross loans and leases	3.27%	4.66%	5.22%
Nonperforming assets as a % of total gross loans
and leases and foreclosed assets	3.76%	5.62%	6.47%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $11.9 million, or 26%, during the first six months of 2014. Nonperforming loans were decreased by $8.2 million, or 22%, while foreclosed assets were down $3.7 million, or 45%. The balance of nonperforming loans at June 30, 2014 includes $11.7 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $13.2 million in loans classified as performing TDRs for which we were still accruing interest as of June 30, 2014, a reduction of $2.0 million, or 13%, relative to the balance of performing TDRs at December 31, 2013.

Non-accruing loan balances secured by real estate comprised $27.1 million of total nonperforming loans at June 30, 2014, down $6.3 million, or 19%, since December 31, 2013. While there were total pay-downs of $10.5 million on nonperforming real estate loans in the first six months of 2014, they were partially offset by additions. Nonperforming commercial loans were reduced by $1.6 million, or 62%, during the first six months of 2014.

As noted above, foreclosed assets were reduced by $3.7 million, or 45%, during the first six months of 2014 due primarily to OREO sold, but write-downs on OREO totaling $223,000 also contributed to the reduction. The balance of foreclosed assets had an aggregate carrying value of $4.5 million at June 30, 2014, and was comprised of 28 properties classified as OREO and eight mobile homes. Much of our OREO at June 30, 2014 consisted of vacant lots or land, but there were also 10 commercial properties with a combined book balance of $1.6 million. At the end of 2013 foreclosed assets totaled $8.2 million, comprised of 33 properties in OREO and five mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 3.76% of gross loans and leases plus foreclosed assets at June 30, 2014, down from 5.62% at December 31, 2013. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on certain specifically identified loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments totaling $269,000 at June 30, 2014 is included in other liabilities.

The Company’s allowance for loan and lease losses was $11.6 million, or 1.30% of gross loans at June 30, 2014, relative to $11.7 million, or 1.45% of gross loans at December 31, 2013. The decline in the allowance in the first six months of 2014 was due to the fact that loan charge-offs during the period were, for the most part, charged against loss reserves established in previous periods and did not necessarily lead to the need for reserve replenishment. The ratio of the allowance to nonperforming loans was 39.79% at June 30, 2014, relative to 31.21% at December 31, 2013 and 28.79% at June 30, 2013.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Three Months	For the Three Months	For the Six Months	For the Six Months	For the Year
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,	Ended December 31,
Balances:	2014	2013	2014	2013	2013
Average gross loans and leases outstanding during period (1)	$858,572	$823,831	$821,420	$816,273	$804,533
Gross loans and leases outstanding at end of period	$893,041	$810,194	$893,041	$810,194	$803,242

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,491	$13,199	$11,677	$13,873	$13,873
Provision charged to expense	200	450	350	2,050	4,350
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	58	27	58	291	625
1-4 family - closed-end	10	211	10	368	454
Equity Lines	208	19	290	515	1,131
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	31	342	31	442	933
Commercial real estate- non-owner occupied	-	-	45	405	523
Farmland	-	539	-	539	539
TOTAL REAL ESTATE	$307	$1,138	$434	$2,560	$4,205
Agricultural	-	-	124	28	473
Commercial & industrial loans	226	517	412	1,465	1,668
Consumer Loans	564	298	985	605	1,917
Total	$1,097	$1,953	$1,955	$4,658	$8,263
Recoveries
Real Estate
1-4 family residential construction	22	-	25	-	-
Other Construction/Land	380	1	540	111	174
1-4 family - closed-end	95	2	153	4	58
Equity Lines	24	3	49	4	118
Multi-family residential	-	-	-	-	36
Commercial real estate- owner occupied	319	4	380	13	60
Commercial real estate- non-owner occupied	52	129	52	172	172
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	$892	$139	$1,199	$304	$618
Agricultural	1	-	2	-	-
Commercial and Industrial	54	296	98	535	802
Consumer Loans	93	49	263	76	297
Total	$1,040	$484	$1,562	$915	$1,717
Net loan charge offs (recoveries)	$57	$1,469	$393	$3,743	$6,546
Balance at end of period	$11,634	$12,180	$11,634	$12,180	$11,677

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.03%	0.72%	0.10%	0.92%	0.81%
Allowance for Loan Losses to
Gross Loans and Leases at End of Period	1.30%	1.50%	1.30%	1.50%	1.45%
Allowance for Loan Losses to
NonPerforming Loans	39.79%	28.79%	39.79%	28.79%	31.21%
Net Loan Charge-offs to Allowance
for Loan Losses at End of Period	0.49%	12.06%	3.38%	30.73%	56.06%
Net Loan Charge-offs to
Provision for Loan Losses	28.50%	326.44%	112.29%	182.59%	150.48%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table immediately above, the Company’s provision for loan and lease losses was decreased by $250,000, or 56%, for the second quarter of 2014 relative to the second quarter of 2013, and by $1.700 million, or 83%, for the first six months of 2014 relative to the first six months of 2013. Net loans charged off were down by $1.412 million, or 96%, for the comparative quarters, and by $3.350 million, or 90%, for the comparative year-to-date periods. Our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, and any shortfall in the allowance identified pursuant to our analysis of probable losses is covered by quarter-end. During the six months ended June 30, 2014, our allowance for probable losses on specifically identified impaired loans increased by $230,000 to provide for loans migrating from non-impaired to impaired status during that period, while our allowance for probable losses inherent in non-impaired loans declined by $272,000 as a reflection of continued improvement in the credit quality of those loans. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at June 30, 2014 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $386 million at June 30, 2014 and $421 million at December 31, 2013, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 43% of gross loans outstanding at June 30, 2014 and 52% at December 31, 2013, with the drop due primarily to increased utilization on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $17 million at June 30, 2014 and December 31, 2013. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing an $88 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. That letter of credit is backed by loans which are pledged to the Federal Home Loan Bank by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $45 million at June 30, 2014 and $51 million at December 31, 2013. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks) and our reserve requirement, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $401,000, or 2%, during the first six months of 2014, due mainly to equipment purchased in conjunction with our network upgrade net of the increase in accumulated depreciation during the period. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first six months of 2014 with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists.

The aggregate balance of “other assets” fell by $4 million, or 5%, during the first six months of 2014, ending the period at $76 million. The largest contributor to the decline was a $2.7 million drop in current prepaid income taxes, which ended the first half of 2014 with a balance of only $54,000. At June 30, 2014 the balance of other assets included as its largest components $40.2 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Income and Non-Interest Expense” section above), a net deferred tax asset of $11.0 million, a $6.4 million investment in low-income housing tax credit funds, a $6.1 million investment in restricted stock, accrued interest receivable totaling $5.2 million, a $1.5 million investment in a small business investment corporation, and other prepaid assets totaling $2.7 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits, which include demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and six-month periods ended June 30, 2014 and 2013 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	June 30, 2014	December 31, 2013
Non-interest bearing demand deposits	$351,757	$365,997
Interest bearing demand deposits	118,984	82,408
NOW	247,940	200,313
Savings	154,415	144,162
Money market	72,541	73,132
CDAR's < $100,000	720	437
CDAR's ≥ $100,000	12,645	12,919
Customer time deposit < $100,000	76,739	79,261
Customer time deposits ≥ $100,000	202,386	205,550
Brokered deposits	8,000	10,000
Total deposits	$1,246,127	$1,174,179

Percentage of Total Deposits
Non-interest bearing demand deposits	28.23%	31.17%
Interest bearing demand deposits	9.55%	7.02%
NOW	19.90%	17.05%
Savings	12.39%	12.28%
Money market	5.82%	6.23%
CDAR's < $100,000	0.06%	0.04%
CDAR's ≥ $100,000	1.01%	1.10%
Customer time deposit < $100,000	6.16%	6.75%
Customer time deposits > $100,000	16.24%	17.51%
Brokered deposits	0.64%	0.85%
Total	100.00%	100.00%

Total deposit balances increased by $72 million, or 6%, during the first six months of 2014. Core non-maturity deposits increased by $80 million, or 9%, with about $70 million of that increase coming in transaction accounts (comprised of demand deposits and NOW accounts). Much of the growth in transaction account balances was centered in agricultural accounts and could be seasonal in nature. Also of note, about $40 million in non-interest bearing account balances were transitioned to interest-bearing transaction accounts in the course of our core conversion in February 2014, thus impacting the year-to-date variances within transaction accounts. Savings deposits also increased $10 million, or 7%, while money market balances reflect a slight decline for the first half of 2014. In contrast to the growth in non-maturity deposits, total time deposits fell by $8 million, or 2%, including a drop of $6 million in customer time deposits and a $2 million reduction in wholesale brokered deposits. Much of the reduction in time deposits, including the drop in brokered deposits, was due to the intentional non-renewal of deposits managed by our Treasury Department.

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

Total non-deposit interest-bearing liabilities increased by $8 million, or 21%, in the first six months of 2014, due primarily to an increase in overnight borrowings from the Federal Home Loan Bank to support strong loan growth. Those borrowings totaled $8 million at June 30, 2014, up from zero at December 31, 2013. Repurchase agreements totaled $6 million at June 30, 2014, and did not change materially relative to December 31, 2013. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at June 30, 2014 or December 31, 2013. The Company had junior subordinated debentures, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities, totaling $31 million at June 30, 2014 and December 31, 2013.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by $3 million, to $20 million at June 30, 2014 from $17 million at December 31, 2013.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $206 million at June 30, 2014. An additional $212 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $55 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2014. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2014, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $353 million of the Company’s investment balances, up from $325 million at December 31, 2013. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $88 million at June 30, 2014. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 60% and 21%, respectively, at June 30, 2014, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at June 30, 2014. Strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are shareholder dividends and ordinary operating expenses, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission Form.

INTEREST RATE RISK MANAGEMENT

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios. To identify areas of potential exposure to interest rate changes, we perform earnings simulations and calculate our market value of portfolio equity under varying interest rate scenarios every month.

We use commercially-available modeling software to simulate the effects of potential interest rate changes on our net interest income. The model imports relevant information for the Company’s financial instruments and incorporates management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on projected interest income and interest expense. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

We use eight standard interest rate scenarios in conducting our simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (b.p.) shock, 10% for a 200 b.p. shock, 15% for a 300 b.p. shock, and 20% for a 400 b.p. shock in interest rates. As of June 30, 2014 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.	+400 b.p.
Change in Net Int. Inc. (in $000’s)	-$11,517	-$8,127	-$4,287	+$1,176	+$2,102	+$2,813	+$3,148
% Change	-22.09%	-15.59%	-8.22%	+2.26%	+4.03%	+5.39%	+6.04%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. The Company’s increasing balance of lower-cost non-maturity deposits would typically lead to further improvement in net interest income in rising rate scenarios, but that impact has been counteracted in recent periods by a growing proportion of fixed-rate assets.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $4.287 million lower than in a stable interest rate scenario, for a negative variance of 8.22%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.176 million, or 2.26%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed, and these variances are modeled using the same software that is utilized for net interest income simulations. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (EVE), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate risk. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at projected replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and as interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of June 30, 2014, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 b.p.	-200 b.p.	-100 b.p.	+100 b.p.	+200 b.p.	+300 b.p.
Change in EVE (in $000’s)	-$36,860	-$59,484	-$25,053	+$48,345	+$64,944	+$76,379
% Change	-10.98%	-17.72%	-7.46%	+14.40%	+19.34%	+22.75%

The table shows that our EVE will generally deteriorate in declining rate scenarios but will benefit from rising rates. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop more than 200 basis points. This apparent anomaly is due to the relative durations of our fixed-rate assets and fixed-rate liabilities, combined with the optionality inherent in our balance sheet. As noted previously, however, management is of the opinion that the probability of a significant rate decline is low.

CAPITAL RESOURCES

At June 30, 2014 the Company had total shareholders’ equity of $186.9 million, comprised of $65.3 million in common stock, $2.5 million in additional paid-in capital, $115.6 million in retained earnings, and an accumulated other comprehensive gain of $3.5 million. Total shareholders’ equity at the end of 2013 was $181.7 million. The increase in shareholders’ equity during the first six months of 2014 was due in large part to the addition of $8.0 million in net earnings less $2.3 million in dividends paid. The increase in equity was enhanced by a $3.1 increase in accumulated other comprehensive income, which represents the increase in the unrealized gain on our investment securities net of the tax effect. The change in equity in the first half of 2014 was also impacted by the exercise of stock options and the expensing of unvested options, and it includes a reduction of $4.3 million resulting from the Company’s stock repurchases.

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

Regulatory Capital Ratios

	June 30,	December 31,
	2014	2013
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	20.10%	21.67%
Tier 1 Capital to Total Risk-weighted Assets	18.94%	20.39%
Tier 1 Leverage Ratio	13.87%	14.37%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	19.35%	21.35%
Tier 1 Capital to Total Risk-weighted Assets	18.24%	20.11%
Tier 1 Leverage Ratio	13.36%	14.18%

Despite a higher level of risk-based capital, a proportionately larger increase in assets and unused commitments caused regulatory capital ratios to decline in the first half of 2014. Even though our capital ratios have declined they remain strong relative to industry averages, and at June 30, 2014 they are well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. Refer to Notes to Unaudited Consolidated Financial Statements, Note 13 – Recent Developments, for a summary of changes to risk-based capital calculations which have been adopted by federal banking regulators. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While in general the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during the second quarter of 2014 were executed pursuant to a plan established by the Company in accordance with SEC Rule 10b5-1. This enabled us to continue to repurchase stock through the trading blackout for insiders, but imposed volume restrictions and limited our ability to change pricing and other parameters outlined in the 10b5-1 plan. The following table provides information concerning the Company’s stock repurchase transactions during the second quarter of 2014:

	April	May	June
Total shares purchased	66,100	78,460	46,900
Average per share price	$15.96	$15.67	$15.73
Number of shares purchased as part of publicly announced plan or program	66,100	78,460	46,900
Maximum number of shares remaining for purchase under a plan or program	555,260	476,800	429,900

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
3.1	Restated Articles of Incorporation of Sierra Bancorp (2)
3.2	Amended and Restated By-laws of the Company (3)
10.1	1998 Stock Option Plan (4)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (5)
10.3	Salary Continuation Agreement for James C. Holly (5)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (6)
10.5	Split Dollar Agreement for Kenneth R. Taylor (7)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (7)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (7)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (7)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (7)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (7)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (7)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (7)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (8)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (8)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (8)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (9)
10.19	2007 Stock Incentive Plan (10)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (11)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (11)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
11	Statement of Computation of Per Share Earnings (13)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

___________________________

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.

(3)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.

(4)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.

(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.

(6)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.

(7)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.

(8)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.

(9)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.

(10)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

(11)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.

(12)	Filed as an Exhibit to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.

(13)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 7, 2014	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
Chief Executive Officer
(Principal Executive Officer)

August 7, 2014	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

