Form 10-Q
period 2014-09-30
SIERRA BANCORP
filed 2014-11-06
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Common stock, no par value, 13,787,587 shares outstanding as of October 31, 2014

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$37,179	$51,342
Interest-bearing deposits in banks	2,499	26,664
Total cash & cash equivalents	39,678	78,006
Investment securities available for sale	467,688	425,044
Loans held for sale	-	105
Loans and leases:
Gross loans and leases	883,675	803,242
Allowance for loan and lease losses	(11,012)	(11,677)
Deferred loan and lease fees, net	1,506	1,522
Net loans and leases	874,169	793,087
Premises and equipment, net	20,982	20,393
Foreclosed assets	4,719	8,185
Goodwill	5,544	5,544
Other assets	76,244	79,885
TOTAL ASSETS	$1,489,024	$1,410,249

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Deposits:
Non-interest bearing	$361,388	$365,997
Interest bearing	861,658	808,182
Total deposits	1,223,046	1,174,179
Federal funds purchased and repurchase agreements	7,170	5,974
Short-term borrowings	22,390	-
Junior subordinated debentures	30,928	30,928
Other liabilities	19,250	17,494
TOTAL LIABILITIES	1,302,784	1,228,575
SHAREHOLDERS' EQUITY
Common stock, no par value; 24,000,000 shares authorized; 13,841,342 and 14,217,199 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	64,649	65,780
Additional paid in capital	2,526	2,648
Retained earnings	115,712	112,817
Accumulated other comprehensive income	3,353	429
TOTAL SHAREHOLDERS' EQUITY	186,240	181,674

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,489,024	$1,410,249

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$11,237	$10,932	$32,644	$33,207
Interest on investment securities:
Taxable	2,008	1,132	5,709	3,328
Non-Taxable	729	699	2,203	1,990
Interest on federal funds sold and interest-bearing deposits	4	28	55	72
Total interest income	13,978	12,791	40,611	38,597

Interest expense:
Interest on deposits	503	606	1,614	1,894
Interest on short-term borrowings	6	4	16	16
Interest on long-term borrowings	-	-	-	33
Interest on mandatorily redeemable trust preferred securities	177	180	526	536
Total interest expense	686	790	2,156	2,479

Net Interest Income	13,292	12,001	38,455	36,118

Provision for loan losses	-	800	350	2,850

Net Interest Income after Provision for Loan Losses	13,292	11,201	38,105	33,268

Non-interest income:
Service charges on deposit accounts	2,214	2,354	6,139	6,642
Gains on investment securities available-for-sale	-	-	287	6
Other income, net	1,571	1,965	5,084	5,808
Total non-interest income	3,785	4,319	11,510	12,456

Non-interest expense:
Salaries and employee benefits	5,459	5,394	16,772	16,717
Occupancy expense	1,662	1,554	4,700	4,702
Other	4,629	4,542	12,014	12,608
Total non-interest expense	11,750	11,490	33,486	34,027

Income before income taxes	5,327	4,030	16,129	11,697

Provision for income taxes	1,776	663	4,543	2,198

Net Income	$3,551	$3,367	$11,586	$9,499

PER SHARE DATA
Book value	$13.46	$12.54	$13.46	$12.54
Cash dividends	$0.09	$0.07	$0.25	$0.19
Earnings per share basic	$0.25	$0.24	$0.82	$0.67
Earnings per share diluted	$0.25	$0.23	$0.81	$0.67
Average shares outstanding, basic	13,939,152	14,176,732	14,083,649	14,139,697
Average shares outstanding, diluted	14,072,783	14,329,177	14,217,150	14,256,782

Total shareholder equity (in thousands)	$186,240	$178,056	$186,240	$178,056
Shares outstanding	13,841,342	14,194,659	13,841,342	14,194,659
Dividends Paid	$1,260,823	$991,908	$3,528,478	$2,685,932

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net Income	$3,551	$3,367	$11,586	$9,499
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(237)	(100)	5,256	(6,342)
Less: reclassification adjustment for gains (1)	-	-	(287)	(6)
Other comprehensive (loss) income, before tax	(237)	(100)	4,969	(6,348)
Income tax expense (benefit) related to items of other comprehensive income (loss), net of tax	97	41	(2,045)	2,613
Other comprehensive income (loss) gain	(140)	(59)	2,924	(3,735)

Comprehensive Income	$3,411	$3,308	$14,510	$5,764

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2014 and 2013 was $118 thousand and $2 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,586	$9,499
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(287)	(6)
Gain on sales of loans	(3)	(92)
Loss (gain) on disposal of fixed assets	1	(15)
(Gain) loss on sale on foreclosed assets	(531)	568
Writedowns on foreclosed assets	286	695
Share-based compensation expense	57	218
Provision for loan losses	350	2,850
Depreciation	1,569	1,639
Net amortization on securities premiums and discounts	4,925	6,441
Increase in unearned net loan fees	(16)	(90)
Increase in cash surrender value of life insurance policies	(1,001)	(1,389)
Proceeds from sales of loans portfolio	108	3,662
Increase in loans held-for-sale	-	(3,627)
Decrease in interest receivable and other assets	1,923	3,119
Decrease in other liabilites	1,756	1,161
Net (increase) decrease in FHLB stock	(190)	438
Deferred income tax provision	864	378
Excess tax benefit from equity based compensation	-	(253)
Net cash provided by operating activities	21,397	25,196

Cash flows from investing activities:
Maturities of securities available for sale	995	1,399
Proceeds from sales/calls of securities available for sale	11,055	3,454
Purchases of securities available for sale	(111,425)	(120,352)
Principal pay downs on securities available for sale	57,062	76,815
Net (increase) decrease in loans receivable, net	(82,126)	61,039
Purchases of premises and equipment, net	(2,159)	(275)
Proceeds from sales of foreclosed assets	4,421	13,116
Net cash (used in) provided by investing activities	(122,177)	35,196

Cash flows from financing activities:
Increase (decrease) in deposits	48,867	(22,556)
Increase (decrease) in borrowed funds	22,390	(41,650)
Increase in repurchase agreements	1,196	4,277
Cash dividends paid	(3,528)	(2,686)
Repurchases of common stock	(7,284)	-
Stock options exercised	811	1,121
Excess tax benefit from equity based compensation	-	253
Net cash provided by (used in) financing activities	62,452	(61,241)

Decrease in cash and due from banks	(38,328)	(849)

Cash and cash equivalents
Beginning of period	78,006	61,818
End of period	$39,678	$60,969

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

The Bank is a California state-chartered bank headquartered in Porterville, California, that offers a full range of retail and commercial banking services primarily to communities in the central and southern regions of the San Joaquin Valley. Our branch footprint stretches from Fresno on the north to Bakersfield on the south, and on the southern end extends east through the Tehachapi plateau and into the northwestern tip of the Mojave Desert. The Bank was incorporated in September 1977 and opened for business in January 1978, and in the ensuing years has grown to be the largest independent bank headquartered in the South San Joaquin Valley. Our growth has primarily been organic, but includes the acquisition of Sierra National Bank in 2000. We currently operate 25 full service branch offices throughout our geographic footprint, as well as an internet branch which provides the ability to open deposit accounts online. The Bank has received regulatory approval for another branch in Bakersfield, California, which is expected to commence operations in the first quarter of 2015. In addition to our full-service branches the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit, and we operate offsite ATMs at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

On July 17, 2014 the Company entered into a definitive agreement to acquire Santa Clara Valley Bank (OTC: SCVE) of Santa Paula, California, a community bank with $129 million in assets and branches located in Santa Paula, Santa Clarita, and Fillmore, California. The agreement calls for the payment of cash consideration of $12.3 million, or $6.00 per share, to SCVE’s common shareholders and cash consideration of $3.0 million to SCVE’s preferred shareholders to retire outstanding preferred stock and associated warrants. Included in the $12.3 million payment is $700,000 that the Company will pay to cash out existing in-the-money warrants. All requisite regulatory approvals have been received, and the acquisition was approved by the shareholders of Santa Clara Valley Bank at a special meeting held October 29, 2014. The transaction is expected to close in the fourth quarter of 2014. One-time acquisition costs totaled $267,000 in the third quarter of 2014, and if the transaction is consummated in the anticipated time frame management has projected that they will add around $2.0 million to Sierra Bancorp’s pre-tax non-interest expense in the fourth quarter of 2014.

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

Note 3 – Current Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop a common revenue standard and disclosures for U.S. and international accounting standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the potential effects of this guidance on its financial statements and disclosures.

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, to provide additional flexibility with regard to accounting for investments in qualified affordable housing projects. ASU 2014-01 modifies the conditions that must be met to present the pretax impact and related tax benefits of such investments as a component of income taxes (“net” within income tax expense), to enable more investors to elect to use a “net” presentation for those investments. Investors that do not qualify for “net” presentation under the new guidance will continue to account for such investments under the equity method or cost method, which results in losses recognized in pretax income and tax benefits recognized in income taxes (“gross” presentation of investment results). For investments that qualify for the “net” presentation of investment performance, ASU 2014-01 introduces a “proportional amortization method” that can be elected to amortize the investment basis. If elected, the method is required for all eligible investments in qualified affordable housing projects. ASU 2014-01 also requires enhanced recurring disclosures for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. It is effective for interim and annual periods beginning after December 15, 2014, and early adoption is permitted. The Company currently expects to adopt ASU 2014-01 as of the first quarter of 2015. We will likely continue to account for our low-income housing tax credit investments using the equity method subsequent to our adoption of ASU 2014-01 and thus do not expect any impact on our income statement or balance sheet, but our disclosures with regard to low-income housing tax credit investments will be updated to reflect the new requirements.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2014 and 2013, cash paid for interest due on interest-bearing liabilities was $2.219 million and $2.621 million, respectively. There was $160,000 in cash paid for income taxes during the nine months ended September 30, 2014, but no cash paid for income taxes for the nine months ended September 30, 2013. Assets totaling $184,000 and $4.068 million were acquired in settlement of loans for the nine months ended September 30, 2014 and September 30, 2013, respectively. We received $4.421 million in cash from the sale of foreclosed assets during the first nine months of 2014 relative to $11.926 million during the first nine months of 2013, which represents sales proceeds less loans extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 122,000 shares that were granted under the 1998 Plan were still outstanding as of September 30, 2014 and remain unaffected by that plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of September 30, 2014 was 838,560. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A charge of $24,000 was reflected in the Company’s income statement during the third quarter of 2014 and $67,000 was charged during the third quarter of 2013, as expense related to stock options. For the first nine months, the charges totaled $57,000 in 2014 and $218,000 in 2013.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,939,152 weighted average shares outstanding during the third quarter of 2014, and 14,176,732 during the third quarter of 2013. There were 14,083,649 weighted average shares outstanding during the first nine months of 2014, and 14,139,697 during the first nine months of 2013.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2014 the dilutive effect of options outstanding calculated under the treasury stock method totaled 133,631 shares and 133,501 shares, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2013 shares totaling 152,445 and 117,085, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	September 30, 2014	December 31, 2013
Commitments to extend credit	$395,368	$420,707
Standby letters of credit	$6,871	$8,703
Commercial letters of credit	$7,592	$8,070

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at September 30, 2014 and December 31, 2013:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain investments for which no secondary market exists are carried at cost unless an impairment analysis indicates the need for adjustments, and the carrying amount for those investments approximates their estimated fair value.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	September 30, 2014
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$39,678	$39,678	$-	$-	$39,678
Investment securities available for sale	467,688	2,562	465,126	-	467,688
Loans and leases, net held for investment	858,309	-	869,307	-	869,307
Collateral dependent impaired loans	15,860	-	15,860	-	15,860
Loans held-for-sale	-	-	-	-	-
Cash surrender value of life insurance policies	40,425	-	40,425	-	40,425
Other investments	6,122	-	6,122	-	6,122
Investment in limited partnership	7,579	-	7,579	-	7,579
Accrued interest receivable	5,248	-	5,248	-	5,248

Financial liabilities:
Deposits:
Noninterest-bearing	$361,388	$361,388	$-	$-	$361,388
Interest-bearing	861,658	-	861,857	-	861,857
Fed funds purchased and repurchase agreements	7,170	-	7,170	-	7,170
Short-term borrowings	22,390	-	22,390	-	22,390
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	11,347	-	11,347
Limited partnership capital commitment	914	-	914	-	914
Accrued interest payable	122	-	122	-	122

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$395,368
Standby letters of credit	6,871
Commercial lines of credit	7,592

	December 31, 2013
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$78,006	$78,006	$-	$-	$78,006
Investment securities available for sale	425,044	2,456	422,588	-	425,044
Loans and leases, net held for investment	778,382	-	797,383	-	797,383
Collateral dependent impaired loans	14,705	-	14,705	-	14,705
Loans held-for-sale	105	105	-	-	105
Cash surrender value of life insurance policies	39,424	-	39,424	-	39,424
Other Investments	5,932	-	5,932	-	5,932
Investment in limited partnership	9,204	-	9,204	-	9,204
Accrued interest receivable	4,990	-	4,990	-	4,990

Financial liabilities:
Deposits:
Noninterest-bearing	$365,997	$365,997	$-	$-	$365,997
Interest-bearing	808,182	-	808,182	-	808,182
Fed funds purchased and repurchase agreements	5,974	-	5,974	-	5,974
Short-term borrowings	-	-	-	-	-
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	11,175	-	11,175
Limited partnership capital commitment	962	-	962	-	962
Accrued interest payable	186	-	186	-	186

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$420,707
Standby letters of credit	8,703
Commercial lines of credit	8,070

For financial asset categories that were actually reported at fair value at September 30, 2014 and December 31, 2013, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2014, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities
US Government agencies	$-	$4,389	$-	$4,389
Mortgage-backed securities	-	362,114	-	362,114
State and poltical subdivisions	-	98,623	-	98,623
Equity securities	2,562	-	-	2,562

Total available-for-sale securities	$2,562	$465,126	$-	$467,688

	Fair Value Measurements at December 31, 2013, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Investment securities
US Government agencies	$-	$5,304	$-	$5,304
Mortgage-backed securities	-	320,721	-	320,721
State and poltical subdivisions	-	96,563	-	96,563
Equity securities	2,456	-	-	2,456

Total available-for-sale securities	$2,456	$422,588	$-	$425,044

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)
	Fair Value Measurements at September 30, 2014, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$15,860	$-	$15,860
Foreclosed assets	$-	$4,719	$-	$4,719

	Fair Value Measurements at December 31, 2013, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$14,705	$-	$14,705
Foreclosed assets	$-	$8,185	$-	$8,185

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

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands, unaudited):

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$4,464	$6	$(81)	$4,389
Mortgage-backed securities	359,954	3,804	(1,644)	362,114
State and poltical subdivisions	96,199	2,923	(499)	98,623
Equity securities	1,373	1,189	-	2,562
Total investment securities	$461,990	$7,922	$(2,224)	$467,688

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$5,395	$18	$(109)	$5,304
Mortgage-backed securities	320,223	3,269	(2,771)	320,721
State and political subdivisons	97,361	1,723	(2,521)	96,563
Equity securities	1,336	1,120	-	2,456
Total investment securities	$424,315	$6,130	$(5,401)	$425,044

At September 30, 2014 and December 31, 2013, the Company had 164 securities and 197 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	September 30, 2014
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(19)	$1,260	$(62)	$1,937
Mortgage-backed securities	(576)	99,447	(1,068)	68,444
State and political subdivisions	(10)	2,451	(489)	23,571
Other securities	-	-	-	-
Total	$(605)	$103,158	$(1,619)	$93,952

	December 31, 2013
	Less than Twelve Months		Over Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(92)	$1,913	$(17)	$1,920
Mortgage-backed securities	(642)	21,747	(2,129)	124,317
State and political subdivisions	(461)	6,799	(2,060)	38,083
Other securities	-	-	-	-
Total	$(1,195)	$30,459	$(4,206)	$164,320

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Proceeds from sales of securities available for sale	$-	$-	$8,360	$723

Gross gains on sale of securities available for sale	$-	$-	$289	$6
Gross losses on sale of securities available for sale	-	-	(2)	-
Net gains on sale of securities available for sale	$-	$-	$287	$6

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2014 and December 31, 2013 are shown below, by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	September 30, 2014
	Amortized Cost	Fair Value

Maturing within one year	$1,204	$1,212
Maturing after one year through five years	213,652	216,249
Maturing after five years through ten years	76,629	77,761
Maturing after ten years	50,748	51,294

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	118,384	118,610
Other securities	1,373	2,562
	$461,990	$467,688

	December 31, 2013
	Amortized Cost	Fair Value

Maturing within one year	$2,294	$2,316
Maturing after one year through five years	241,396	242,493
Maturing after five years through ten years	59,572	59,402
Maturing after ten years	49,674	47,737

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	70,043	70,640
Other securities	1,336	2,456
	$424,315	$425,044

At September 30, 2014, the Company’s investment portfolio included securities issued by 268 different government municipalities and agencies located within 27 states with a fair value of $98.6 million. The largest exposure to any single municipality or agency was a $4.5 million (fair value) bond issued for water utility improvements by the Arizona State Water Infrastructure Finance Authority, to be repaid by future water revenue.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
dollars in thousands, unaudited	September 30, 2014		December 31, 2013
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$20,026	$21,219	$20,638	$21,272
Texas	12,831	12,958	11,340	11,024
Illinois	8,287	8,392	8,965	8,702
Ohio	7,640	7,703	7,659	7,485
Washington	5,981	6,109	5,487	5,340
Arizona	2,077	2,417	2,100	2,050
Other states	19,776	19,930	20,666	20,429
Total General Obligation Bonds	76,618	78,728	76,855	76,302

Revenue bonds
State of issuance
Arizona	4,617	4,508	4,700	4,341
Texas	3,284	3,394	2,762	2,719
California	2,219	2,284	2,519	2,579
Washington	1,168	1,204	1,170	1,211
Ohio	322	335	324	339
Other states	7,971	8,170	6,758	6,742
Total Revenue Bonds	19,581	19,895	18,233	17,931

Certificates of participation (All California)	-	-	2,273	2,330

Total Obligations of States and Political Subdivisions	$96,199	$98,623	$97,361	$96,563

The revenue bonds in the Company’s investment securities portfolios were issued by government municipalities and agencies to fund public services such as utilities (water, sewer, and power), educational facilities, and general public and economic improvements. The primary sources of revenue for these bonds are delineated in the table below, which shows the amortized cost and fair market values for the largest revenue concentrations as of the indicated dates.

Revenue Bonds by Type
dollars in thousands, unaudited	September 30, 2014		December 31, 2013
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$8,010	$8,010	$7,409	$7,144
College & University	2,731	2,840	2,203	2,187
Electric & Power	1,882	1,921	1,888	1,895
Sales Tax	1,672	1,715	1,673	1,688
Lease	1,356	1,344	1,155	1,063
Other sources	3,930	4,065	3,905	3,954
Total Revenue Bonds	$19,581	$19,895	$18,233	$17,931

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	September 30, 2014
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$4,908	$-	$-	$-	$4,908
Other construction/land	19,050	253	10	4,522	23,835
1-4 family - closed end	100,113	527	597	12,820	114,057
Equity lines	44,832	514	1,244	700	47,290
Multi-family residential	7,245	422	-	-	7,667
Commercial real estate - owner occupied	171,724	20,983	2,797	3,572	199,076
Commercial real estate - non-owner occupied	92,438	3,363	226	12,830	108,857
Farmland	129,553	2,700	77	-	132,330
Total real estate	569,863	28,762	4,951	34,444	638,020

Agricultural	23,902	592	-	127	24,621
Commercial and industrial	99,550	2,379	305	2,925	105,159
Mortgage Warehouse	96,459	-	-	-	96,459
Consumer loans	16,191	266	21	2,938	19,416
Total gross loans and leases	$805,965	$31,999	$5,277	$40,434	$883,675

	December 31, 2013
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$1,720	$-	$-	$-	$1,720
Other construction/land	18,243	334	203	6,751	25,531
1-4 family - closed end	67,051	1,305	770	17,898	87,024
Equity lines	51,019	254	1,429	1,021	53,723
Multi-family residential	8,059	426	-	-	8,485
Commercial real estate - owner occupied	158,155	17,033	3,261	7,563	186,012
Commercial real estate - non-owner occupied	89,475	3,630	240	13,495	106,840
Farmland	105,623	1,780	819	282	108,504
Total real estate	499,345	24,762	6,722	47,010	577,839

Agricultural	24,178	532	-	470	25,180
Commercial and industrial	93,224	3,358	1,236	5,444	103,262
Mortgage Warehouse	73,425	-	-	-	73,425
Consumer loans	19,387	478	208	3,463	23,536
Total gross loans and leases	$709,559	$29,130	$8,166	$56,387	$803,242

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

Loan Portfolio Aging

(dollars in thousands, unaudited)

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$4,908	$4,908	$-
Other construction/land	638	-	3,338	3,976	19,859	23,835	3,338
1-4 family - closed end	68	529	8,384	8,981	105,076	114,057	8,446
Equity lines	447	-	-	447	46,843	47,290	385
Multi-family residential	-	-	-	-	7,667	7,667	-
Commercial real estate - owner occupied	139	345	1,143	1,627	197,449	199,076	2,359
Commercial real estate - non-owner occupied	206	-	7,045	7,251	101,606	108,857	7,655
Farmland	109	-	-	109	132,221	132,330	-
Total real estate	1,607	874	19,910	22,391	615,629	638,020	22,183

Agricultural	893	-	127	1,020	23,601	24,621	127
Commercial and industrial	642	103	98	843	104,316	105,159	791
Mortgage Warehouse	-	-	-	-	96,459	96,459	-
Consumer loans	287	4	4	295	19,121	19,416	775
Total gross loans and leases	$3,429	$981	$20,139	$24,549	$859,126	$883,675	$23,876

(1) As of September 30, 2014 there were no loans over 90 days past due and still acrruing.

(2) Included in total financing receivables

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$1,720	$1,720	$-
Other construction/land	294	-	116	410	25,121	25,531	5,528
1-4 family - closed end	2,181	300	171	2,652	84,372	87,024	13,168
Equity lines	98	-	288	386	53,337	53,723	778
Multi-family residential	-	-	-	-	8,485	8,485	-
Commercial real estate - owner occupied	1,917	144	2,011	4,072	181,940	186,012	5,516
Commercial real estate - non-owner occupied	-	-	7,667	7,667	99,173	106,840	8,058
Farmland	331	-	-	331	108,173	108,504	282
Total real estate	4,821	444	10,253	15,518	562,321	577,839	33,330

Agricultural	892	327	125	1,344	23,836	25,180	470
Commercial and industrial	1,318	587	1,298	3,203	100,059	103,262	2,622
Mortgage Warehouse	-	-	-	-	73,425	73,425	-
Consumer loans	181	-	-	181	23,355	23,536	992
Total gross loans and leases	$7,212	$1,358	$11,676	$20,246	$782,996	$803,242	$37,414

(1) As of December 31, 2013 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring (TDR), if the modification constitutes a concession. At September 30, 2014, the Company had a total of $32.2 million in TDRs, including $19.2 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDRs may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Nine months ended September 30, 2014
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-	$-	$-	$-
1-4 family - closed-end	-	13	-	-	-	-	-	13
Equity lines	-	548	-	29	-	-	-	577
Commercial real estate - owner occupied	279	123	-	-	-	-	-	402
Total real estate loans	279	684	-	29	-	-	-	992
Commercial and industrial	-	133	-	4	-	30	-	167
Consumer loans	-	9	-	103	-	-	-	112
	$279	$826	$-	$136	$-	$30	$-	$1,271

	For the year ended December 31, 2013
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Rate & Interest Only Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$416	$-	$-	$-	$-	$-	$416
1-4 family - closed-end	-	3,338	-	238	-	-	102	3,678
Equity lines	-	-	40	-	-	-	-	40
Commercial real estate - owner occupied	-	-	-	557	-	-	-	557
Total real estate loans	-	3,754	40	795	-	-	102	4,691
Commercial and industrial	-	1,563	-	308	-	-	-	1,871
Consumer loans	-	469	-	-	-	-	92	561
	$-	$5,786	$40	$1,103	$-	$-	$194	$7,123

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	For the three months ended September 30, 2014

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	-	$-	$-	$-	$-
1-4 family - closed-end	-	-	-	-	-
Equity Lines	3	227	227	11	20
Commercial RE- owner occupied	-	-	-	-	-
Total Real Estate Loans		227	227	11	20

Commercial and Industrial	-	-	-	-	-
Consumer loans	1	103	103	14	15
		$330	$330	$25	$35

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	For the nine months ended September 30, 2014

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	-	$-	$-	$-	$-
1-4 family - closed-end	1	13	13	-	-
Equity Lines	6	577	577	180	33
Commercial RE- owner occupied	2	402	402	-	136
Total Real Estate Loans		992	992	180	169

Commercial and Industrial	5	167	167	53	57
Consumer loans	4	112	112	15	15
		$1,271	$1,271	$248	$241

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The tables below summarize TDRs that defaulted during the periods noted, and any charge-offs on those TDRs resulting from such default.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

Subsequent default three months ended September 30, 2014

	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	-	$-	$-
1-4 family - closed-end	-	-	-
Commercial real estate- owner occupied	1	715	-
Total Real Estate Loans		715	-
Commercial and Industrial	-	-	-
Consumer Loans	-	-	-
		$715	$-

	Subsequent default nine months ended September 30, 2014

	Number of Loans	Recorded Investment	Charge-Offs

Real Estate:
Other Construction/Land	3	$1,546	$-
1-4 family - closed-end	2	8,305	-
Commercial real estate- owner occupied	2	937	31
Total Real Estate Loans		10,788	31
Commercial and Industrial	1	127	-
Consumer Loans	2	133	58
		$11,048	$89

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $3.333 million at September 30, 2014 and $3.321 million at December 31, 2013.

Impaired Loans	September 30, 2014
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$4,513	$4,513	$578	$5,271	$69
1-4 Family - closed-end	12,820	12,820	1,111	14,000	201
Equity lines	406	406	37	491	11
Commercial real estate- owner occupied	2,856	2,746	1,416	3,068	42
Commercial real estate- non-owner occupied	3,700	3,700	741	3,771	198
Farmland	-	-	-	-	-
Total real estate	24,295	24,185	3,883	26,601	521
Agriculture	127	127	3	335	-
Commercial and industrial	2,901	2,888	873	2,958	94
Consumer loans	2,854	2,843	422	3,104	116
	30,177	30,043	5,181	32,998	731
With no related allowance recorded
Real estate:
Other construction/land	9	9	-	18	-
1-4 family - closed-end	-	-	-	-	1
Equity lines	297	294	-	297	-
Commercial real estate- owner occupied	1,855	826	-	1,932	-
Commercial real estate- non-owner occupied	9,278	9,130	-	9,844	88
Farmland	-	-	-	-	-
Total real estate	11,439	10,259	-	12,091	89
Agriculture	-	-	-	-	-
Commercial and industrial	56	37	-	81	-
Consumer loans	257	95	-	322	-
	11,752	10,391	-	12,494	89
Total	$41,929	$40,434	$5,181	$45,492	$820

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

The specific loss allowance for an impaired loan generally represents the difference between the book value of the loan and either the fair value of underlying collateral less estimated disposition costs, or the loan’s net present value as determined by a discounted cash flow analysis. The discounted cash flow approach is typically used to measure impairment on loans for which it is anticipated that repayment will be provided from cash flows other than those generated solely by the disposition or operation of underlying collateral. However, historical loss rates may be used to determine a specific loss allowance if they indicate a higher potential reserve need than the discounted cash flow analysis. Any change in impairment attributable to the passage of time is accommodated by adjusting the loss allowance accordingly.

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required, and adjusts the specific loss allowance, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 84% of the Company’s impaired real estate loan balances at September 30, 2014. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries in our market areas. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $5.831 million at September 30, 2014.

During the three months ended September 30, 2014, changes to the methodology used to determine our allowance for loan and lease losses include extending the historical loan loss look-back period from 12 months to 24 months, with more recent periods given higher weighting, and adjusting our qualitative factors accordingly. The potential impact of drought conditions in our markets was also given greater consideration in qualitative factors. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to continue to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	For the three months ended September 30, 2014

	Real Estate	Agricultural	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$7,278	$1,353	$1,516	$1,463	$24	$11,634
Charge-offs	(1,053)	-	(170)	(424)	-	(1,647)
Recoveries	291	1	538	195	-	1,025
Provision	247	(539)	26	288	(22)	-

Ending Balance	$6,763	$815	$1,910	$1,522	$2	$11,012

	For the nine months ended September 30, 2014

	Real Estate	Agricultural	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$5,544	$978	$3,787	$1,117	$251	$11,677
Charge-offs	(1,485)	(124)	(583)	(1,410)	-	(3,602)
Recoveries	1,490	4	635	458	-	2,587
Provision	1,214	(43)	(1,929)	1,357	(249)	350

Ending Balance	$6,763	$815	$1,910	$1,522	$2	$11,012

Reserves:
Specific	$3,883	$3	$873	$422	$-	$5,181
General	2,880	812	1,037	1,100	$2	5,831

Ending Balance	$6,763	$815	$1,910	$1,522	$2	$11,012

Loans evaluated for impairment:
Individually	$34,444	$127	$2,925	$2,938	$-	$40,434
Collectively	603,576	24,494	198,693	16,478	-	843,241

Ending Balance	$638,020	$24,621	$201,618	$19,416	$-	$883,675

	For the Year Ended December 31, 2013

	Real Estate	Agricultural	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$8,034	$258	$3,467	$2,114	$-	$13,873
Charge-offs	(4,205)	(473)	(1,668)	(1,917)	-	(8,263)
Recoveries	618	-	802	297	-	1,717
Provision	1,097	1,193	1,186	623	251	4,350

Ending balance	$5,544	$978	$3,787	$1,117	$251	$11,677

Reserves:
Specific	$2,867	$126	$1,925	$431		$5,349
General	2,677	852	1,862	686	251	6,328

Ending balance	$5,544	$978	$3,787	$1,117	$251	$11,677

Loans evaluated for impairment:
Individually	$47,010	$470	$5,444	$3,463	$-	$56,387
Collectively	530,829	24,710	171,243	20,073	-	746,855

Ending balance	$577,839	$25,180	$176,687	$23,536	$-	$803,242

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, unfavorable economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

CRITICAL ACCOUNTING POLICIES

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The financial information and disclosures contained within those statements are significantly impacted by management’s estimates and judgments, which are based on historical experience and incorporate assumptions that are believed to be reasonable under current circumstances. Actual results may differ from estimates under divergent conditions.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Third Quarter 2014 compared to Third Quarter 2013

Net income for the quarter ended September 30, 2014 was $3.551 million, representing an increase of $184,000, or 5%, relative to net income of $3.367 million for the quarter ended September 30, 2013. Basic and diluted earnings per share for the third quarter of 2014 were $0.25, compared to $0.24 basic earnings per share and $0.23 diluted earnings per share for the third quarter of 2013. The Company’s annualized return on average equity was 7.51% and annualized return on average assets was 0.95% for the quarter ended September 30, 2014, compared to 7.60% and 0.97%, respectively, for the quarter ended September 30, 2013. The primary drivers behind the quarter over quarter variance in net income are as follows:

•	Net interest income increased $1.291 million, or 11%, due primarily to a $123 million increase in average interest-earning assets and a higher level of non-recurring interest income.

•	There was no loan loss provision recorded in the third quarter of 2014, relative to $800,000 in the third quarter of 2013.

•	Total non-interest income was down $534,000 for the quarterly comparison, representing a drop of 12% due to lower income on overdrafts and returned items, reduced income on bank-owned life insurance (BOLI) associated with deferred compensation plans, declining fees on merchant accounts and higher expense accruals associated with our low-income housing tax credit investments.

•	Total non-interest expense increased $260,000, or 2%, primarily due to costs associated with our new core banking system that was implemented in February 2014, residual costs related to our recent rebranding efforts, non-recurring acquisition costs incurred in the third quarter of 2014, loan sale expenses and higher occupancy expense, partially offset by lower deferred compensation accruals and a reduction in net expenses associated with foreclosed assets.

•	The Company’s provision for income taxes was 33% of pre-tax income for the third quarter of 2014 as compared to 16% for the third quarter of 2013, with the increase resulting from a higher level of taxable income relative to the Company’s available tax credits as well as an adjustment of $310,000 to true-up tax accruals subsequent to the filing of our prior-year income tax returns in September 2014.

First Nine Months 2014 compared to First Nine Months 2013

Net income for the first nine months of 2014 was $11.586 million, representing an increase of $2.087 million, or 22%, relative to net income of $9.499 million for the first nine months of 2013. Basic and diluted earnings per share for the first nine months of 2014 were $0.82 and $0.81, respectively, compared to $0.67 basic and diluted earnings per share for the first nine months of 2013. The Company’s annualized return on average equity was 8.33% and annualized return on average assets was 1.06% for the nine months ended September 30, 2014, compared to a return on equity of 7.23% and return on assets of 0.91% for the nine months ended September 30, 2013. The primary drivers behind the variance in year-to-date net income are as follows:

•	The single largest impact on the comparative year-to-date results came from a reduction of $2.500 million, or 88%, in the loan loss provision.

•	Net interest income increased $2.337 million, or 6%, due to an $80 million increase in average interest-earning assets and a higher level of non-recurring interest income.

•	Total non-interest income declined by $946,000, or 8%, for the comparative year-to-date periods due in large part to a drop in service charges on deposits, lower BOLI income, lower merchant fees and higher expense accruals associated with our tax credit investments, partially offset by an increase in gains realized on the sale of investment securities.

•	Total non-interest expense fell by $541,000, or 2%, as higher marketing, data processing, deposit, and non-recurring acquisition and loan sale costs were more than offset by a reduction of $2.013 million in net costs associated with foreclosed assets, a drop in deferred compensation expense accruals, lower telecommunications costs, and a reduction in legal and accounting costs.

•	The Company’s provision for income taxes was 28% of pre-tax income for the first nine months of 2014 relative to 19% for the first nine months of 2013, with the rate impacted by the same factors outlined in the quarterly comparison.

Financial Condition Summary

September 30, 2014 relative to December 31, 2013

The most significant characteristics of, and changes in, the Company’s balance sheet during the nine months ended September 30, 2014 are outlined below:

•	The Company’s assets totaled $1.489 billion at September 30, 2014, an increase of $79 million, or 6%, relative to total assets of $1.410 billion at December 31, 2013 due to growth in loans and investments net of reductions in foreclosed assets and balances due from banks.

•	Gross loans increased by $80 million, or 10%, due to the purchase of $33 million in residential mortgage loans in the first quarter of 2014 and strong organic growth in agricultural real estate loans, mortgage warehouse loans and commercial real estate loans.

•	Total nonperforming assets were reduced by $17 million, or 37%, during the first nine months of 2014, with the bulk sale of a total of $10 million in nonperforming loans in the second and third quarters contributing to the reduction. The Company’s ratio of nonperforming assets to loans plus foreclosed assets was 3.22% at September 30, 2014, compared to 5.62% at December 31, 2013.

•	Cash and due from banks was down $38 million, or 49%, as we deployed excess liquidity into longer-term bonds, and investment securities thus increased by $43 million, or 10%.

•	Deposits reflect growth of $49 million, or 4%, for the nine months ended September 30, 2014, but experienced a decline during the third quarter due to seasonal deposit runoff. Core non-maturity deposits were up $67 million, or 8%, but growth in non-maturity deposits was partially offset by the runoff of $13 million in customer time deposits and a $5 million reduction in wholesale brokered deposits.

•	Total capital increased by $4.6 million, or 3%, to $186 million at September 30, 2014, due primarily to the addition of net income to retained earnings, net of the impact of cash dividends paid and the Company’s share repurchases. While still robust, our consolidated total risk-based capital ratio declined to 20.06% at September 30, 2014 from 21.67% at year-end 2013 due to growth in risk-adjusted assets. Our tier one risk-based capital ratio was 18.94% and our tier one leverage ratio was 13.61% at September 30, 2014.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $1.291 million, or 11%, for the third quarter of 2014 relative to the third quarter of 2013, and by $2.337 million, or 6%, for the first nine months of 2014 compared to the first nine months of 2013. The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables show average balances for significant balance sheet categories and the amount of interest income or interest expense associated with each applicable category for the noted periods. The tables also display the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, except per share data)	September 30, 2014			September 30, 2013
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Investments:
Federal funds sold/due from time	$6,149	$4	0.25%	$44,791	$28	0.24%
Taxable	361,918	1,935	2.09%	299,278	1,132	1.48%
Non-taxable	97,819	729	4.42%	87,902	699	4.71%
Equity	2,523	73	11.32%	2,360	-	-
Total investments	468,409	2,741	2.60%	434,331	1,859	2.00%

Loans and Leases:(4)
Real estate	641,766	8,403	5.19%	564,174	7,898	5.55%
Agricultural	25,926	244	3.73%	27,086	279	4.09%
Commercial	98,552	1,078	4.34%	95,121	1,183	4.93%
Consumer	20,297	501	9.79%	24,607	519	8.37%
Mortgage Warehouse Lines	95,323	966	4.02%	82,198	1,015	4.90%
Direct financing leases	2,266	31	5.43%	2,773	38	5.44%
Other	305	14	18.21%	7	-	-
Total loans and leases	884,435	11,237	5.04%	795,966	10,932	5.45%
Total interest earning assets (5)	1,352,844	13,978	4.21%	1,230,297	12,791	4.24%
Other earning assets	6,122			5,932
Non-earning assets	126,454			140,017
Total assets	$1,485,420			$1,376,246

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$109,825	$76	0.27%	$84,181	$74	0.35%
NOW	251,825	84	0.13%	193,289	88	0.18%
Savings accounts	153,670	44	0.11%	135,255	73	0.21%
Money market	74,014	16	0.09%	67,859	20	0.12%
CDAR's	12,817	8	0.25%	13,812	10	0.29%
Certificates of deposit<$100,000	75,713	80	0.42%	85,406	102	0.47%
Certificates of deposit>$100,000	199,666	172	0.34%	210,273	201	0.38%
Brokered deposits	6,337	23	1.44%	11,793	38	1.28%
Total interest bearing deposits	883,867	503	0.23%	801,868	606	0.30%
Borrowed Funds:
Federal funds purchased	1	-	-	4	-	-
Repurchase agreements	5,289	5	0.38%	3,255	4	0.49%
Short term borrowings	6,413	1	0.06%	-	-	-
Long term borrowings	-	-	-	-	-	-
TRUPS	30,928	177	2.27%	30,928	180	2.31%
Total borrowed funds	42,631	183	1.70%	34,187	184	2.14%
Total interest bearing liabilities	926,498	686	0.29%	836,055	790	0.37%
Demand deposits - non-interest bearing	355,994			353,110
Other liabilities	15,320			11,375
Shareholders' equity	187,608			175,706
Total liabilities and shareholders' equity	$1,485,420			$1,376,246

Interest income/interest earning assets			4.21%			4.24%
Interest expense/interest earning assets			0.20%			0.25%
Net interest income and margin(6)		$13,292	4.01%		$12,001	3.99%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $259 thousand and $52 thousand for the quarters ended September 30, 2014 and 2013. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the nine months ended			For the nine months ended
(dollars in thousands, except per share data)	September 30, 2014			September 30, 2013
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Investments:
Federal funds sold/Due from time	$28,239	$55	0.26%	$38,720	$72	0.25%
Taxable	351,507	5,636	2.11%	308,138	3,311	1.42%
Non-taxable	97,193	2,203	4.53%	83,719	1,990	4.75%
Equity	2,526	73	3.81%	2,149	17	1.04%
Total Investments	479,465	7,967	2.50%	432,726	5,390	1.95%

Loans and Leases:(4)
Real Estate	618,600	24,626	5.32%	556,369	23,221	5.58%
Agricultural	24,798	737	3.97%	25,047	760	4.06%
Commercial	97,493	3,253	4.46%	97,294	3,692	5.07%
Consumer	21,747	1,469	9.03%	25,840	1,616	8.36%
Mortgage Warehouse Lines	77,343	2,429	4.20%	101,772	3,796	4.99%
Direct Financing Leases	2,367	96	5.42%	3,067	122	5.32%
Other	293	34	15.51%	9	-	-
Total Loans and Leases	842,641	32,644	5.18%	809,398	33,207	5.49%
Total Interest Earning Assets (5)	1,322,106	40,611	4.22%	1,242,124	38,597	4.26%
Other Earning Assets	6,043			6,157
Non-Earning Assets	129,603			140,929
Total Assets	$1,457,752			$1,389,210

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$104,481	$209	0.27%	$85,035	$225	0.35%
NOW	239,614	253	0.14%	195,016	281	0.19%
Savings Accounts	151,362	195	0.17%	129,911	209	0.22%
Money Market	73,035	57	0.10%	71,359	74	0.14%
CDAR's	12,999	24	0.25%	13,933	30	0.29%
Certificates of Deposit<$100,000	77,797	258	0.44%	92,362	326	0.47%
Certificates of Deposit>$100,000	201,697	546	0.36%	212,597	630	0.40%
Brokered Deposits	6,256	72	1.54%	11,648	119	1.37%
Total Interest Bearing Deposits	867,241	1,614	0.25%	811,861	1,894	0.31%
Borrowed Funds:
Federal Funds Purchased	15	-	-	2	-	-
Repurchase Agreements	5,753	14	0.33%	2,314	10	0.58%
Short Term Borrowings	2,408	2	0.11%	4,675	6	0.17%
Long Term Borrowings	-	-	-	1,392	33	3.17%
TRUPS	30,928	526	2.27%	30,928	536	2.32%
Total Borrowed Funds	39,104	542	1.85%	39,311	585	1.99%
Total Interest Bearing Liabilities	906,345	2,156	0.32%	851,172	2,479	0.39%
Demand deposits- non interest bearing	347,942			345,939
Other liabilities	17,415			16,394
Shareholders' equity	186,050			175,705
Total liabilities and shareholders' equity	$1,457,752			$1,389,210

Interest Income/Interest Earning Assets			4.22%			4.26%
Interest Expense/Interest Earning Assets			0.22%			0.26%
Net Interest Income and Margin(6)		$38,455	4.00%		$36,118	4.00%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 34% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $608 thousand and $84 thousand for the nine months ended September 30, 2014 and 2013. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times prior period average balances. Variances attributable to both rate and volume changes, calculated by multiplying the change in rate by the change in average balance, have been allocated to the rate variance.

Volume & Rate Variances	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2014 over 2013			2014 over 2013
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$(24)	$-	$(24)	$(19)	$2	$(17)
Taxable	237	566	803	466	1,859	2,325
Non-taxable(1)	79	(49)	30	320	(107)	213
Equity	-	73	73	3	53	56
Total Investments	292	590	882	770	1,807	2,577
Loans and Leases:
Real Estate	1,086	(581)	505	2,597	(1,192)	1,405
Agricultural	(12)	(23)	(35)	(8)	(15)	(23)
Commercial	43	(148)	(105)	8	(447)	(439)
Consumer	(91)	73	(18)	(256)	109	(147)
Mortgage Warehouse	162	(211)	(49)	(911)	(456)	(1,367)
Direct Financing Leases	(7)	-	(7)	(28)	2	(26)
Other	-	14	14	-	34	34
Total Loans and Leases	1,181	(876)	305	1,402	(1,965)	(563)
Total Interest Earning Assets	$1,473	$(286)	$1,187	$2,172	$(158)	$2,014
Liabilities
Interest Bearing Deposits:
Demand Deposits	$23	$(21)	$2	$51	$(67)	$(16)
NOW	27	(31)	(4)	64	(92)	(28)
Savings Accounts	10	(39)	(29)	35	(49)	(14)
Money Market	2	(6)	(4)	2	(19)	(17)
CDAR's	(1)	(1)	(2)	(2)	(4)	(6)
Certificates of Deposit < $100,000	(12)	(10)	(22)	(51)	(17)	(68)
Certificates of Deposit > $100,000	(10)	(19)	(29)	(32)	(52)	(84)
Brokered Deposits	(18)	3	(15)	(55)	8	(47)
Total Interest Bearing Deposits	21	(124)	(103)	12	(292)	(280)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	2	(1)	1	15	(11)	4
Short Term Borrowings	-	1	1	(3)	(1)	(4)
Long Term Borrowings	-	-	-	(33)	-	(33)
TRUPS	-	(3)	(3)	-	(10)	(10)
Total Borrowed Funds	2	(3)	(1)	(21)	(22)	(43)
Total Interest Bearing Liabilities	23	(127)	(104)	(9)	(314)	(323)
Net Interest Margin/Income	$1,450	$(159)	$1,291	$2,181	$156	$2,337

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the third quarter of 2014 relative to the third quarter of 2013 was a favorable $1.450 million, due primarily to a $123 million increase in the average balance of interest-earning assets. The volume variance for the comparative quarters was enhanced by migration from time deposits into lower-cost non-maturity deposits.

The impact of interest rate changes resulted in an unfavorable rate variance of $159,000 in net interest income for the comparative quarters. Our weighted average yield on interest-earning assets fell 3 basis points due to a 41 basis point decline in loan yields stemming from continued competition for quality loans, partially offset by a higher investment portfolio yield. Investment yields were up due to favorable trends in prepayment rates on mortgage-backed securities, which impacted the amortization of premiums and accretion of discounts. Primarily because of a drop in customer deposit rates, the weighted average cost of interest-bearing liabilities was 8 basis points lower for the quarter. Even though this was more than double the decline in our yield on earning assets, the quarter-over-quarter rate variance was still unfavorable due to the volume differential between interest-earning assets and interest-bearing liabilities. That differential averaged $394 million for the third quarter of 2013, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Partially alleviating the negative pressure on our rate variance was non-recurring interest income such as interest recovered on non-accrual loans resolved during the quarter and prepayment penalties (net of interest reversals for loans placed on non-accrual status), which totaled $135,000 in the third quarter of 2014 relative to $39,000 in the third quarter of 2013.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.01% in the third quarter of 2014, an increase of two basis points relative to the third quarter of 2013. The principal developments favorably impacting our net interest margin in the third quarter of 2014 include a higher level of non-recurring interest income, an increase in the yield on investments, lower deposit rates, and a shift from higher-cost time deposits into lower-cost non-maturity deposits. Partially offsetting those favorable factors were competitive pressures on loan yields.

For the comparative year-to-date periods ended September 30, 2014 and 2013, the favorable variance in net interest income attributable to volume changes was $2.181 million, and there was also a small favorable rate variance of $156,000. The year-to-date volume variance was primarily due to an $80 million increase in average interest-earning assets, which was enhanced by relatively strong growth in the average balances of low-cost customer deposits and equity. The volume variance was negatively impacted by a large increase in the average balance of lower yielding investments, which were up 11% relative to an increase of only 4% in average loan balances. The favorable rate variance for the year-to-date period is the result of a four basis point drop in the yield on average interest-earning assets relative to a seven basis point decline in the cost of interest-bearing liabilities, partially offset by the impact of the volume differential between interest-earning assets and interest-bearing liabilities. As with the quarter, non-recurring interest income favorably impacted the rate variance for the year-to-date comparison. Net interest recoveries and prepayment penalties totaled $423,000 for the first nine months of 2014, relative to only $161,000 in the first nine months of 2013. The Company’s net interest margin for the first nine months of 2014 was 4.00%, the same as our net interest margin for the first nine months of 2013.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company was not required to record a loan loss provision for the third quarter of 2014 due to continued improvement in credit quality, but the loan loss provision was $800,000 in the third quarter of 2013. The loan loss provision was $350,000 for the first nine months of 2014, representing a reduction of $2.500 million, or 88%, relative to the same period in 2013. Our loan loss provision in 2014 has been utilized primarily to replenish reserves subsequent to charge-offs.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. We had $622,000 in net loans charged off in the third quarter of 2014 relative to $1.156 million in the third quarter of 2013, for a reduction of $534,000, or 46%. There were $1.015 million in net loan charge-offs in the first nine months of 2014 relative to $4.899 million in the first nine months of 2013, for a reduction of $3.884 million, or 79%. Gross charge-offs increased slightly for the third quarter due to charge-offs recorded when $5 million in nonperforming assets were sold, but declined on a year-to-date basis. A significant level of principal recoveries for both the quarter and year-to-date periods contributed to the relatively low level of net charge-offs in 2014. Additional factors which helped reduce our need for reserve replenishment via the loan loss provision in 2014 include the fact that many of our loan charge-offs have been recorded against reserves established in previous periods, and the fact that the credit quality of our performing loan portfolio continues to improve as newer loans have been underwritten utilizing more stringent criteria than older vintage loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and nine-month periods ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,				Nine months ended September 30,
NON-INTEREST INCOME:	2014	% of Total	2013	% of Total	2014	% of Total	2013	% of Total
Service charges on deposit accounts	$2,214	58.49%	$2,354	54.50%	$6,139	53.34%	$6,642	53.32%
Other service charges, commissions & fees	1,359	35.90%	1,420	32.88%	4,144	36.00%	4,283	34.39%
Gains on sales of loans	-	-	24	0.56%	3	0.03%	92	0.74%
Gains on securities	-	-	-	-	287	2.49%	6	0.05%
Loan servicing income	1	0.03%	2	0.05%	3	0.03%	6	0.05%
Bank owned life insurance	156	4.12%	435	10.07%	844	7.33%	1,259	10.11%
Other	55	1.46%	84	1.94%	90	0.78%	168	1.34%
Total non-interest income	$3,785	100.00%	$4,319	100.00%	$11,510	100.00%	$12,456	100.00%
As a % of average interest-earning assets (1)		1.11%		1.39%		1.16%		1.34%

NON-INTEREST EXPENSE:
Salaries and employee benefits	$5,459	46.46%	$5,394	46.95%	$16,772	50.09%	$16,717	49.13%
Occupancy costs
Furniture & equipment	458	3.90%	455	3.96%	1,378	4.12%	1,489	4.38%
Premises	1,204	10.25%	1,099	9.56%	3,322	9.92%	3,213	9.44%
Advertising and marketing costs	468	3.98%	352	3.06%	1,679	5.01%	1,195	3.51%
Data processing costs	673	5.73%	404	3.52%	1,937	5.78%	1,166	3.43%
Deposit services costs	657	5.59%	619	5.39%	1,935	5.78%	1,832	5.38%
Loan services costs
Loan processing	572	4.87%	339	2.95%	1,033	3.08%	711	2.09%
Foreclosed assets	51	0.43%	887	7.72%	(334)	-1.00%	1,679	4.93%
Other operating costs
Telephone & data communications	329	2.80%	350	3.05%	804	2.40%	1,223	3.59%
Postage & mail	221	1.88%	202	1.76%	571	1.71%	544	1.60%
Other	147	1.25%	241	2.09%	499	1.49%	529	1.55%
Professional services costs
Legal & accounting	310	2.64%	367	3.19%	952	2.84%	1,320	3.88%
Other professional service	744	6.33%	563	4.90%	1,791	5.35%	1,723	5.06%
Stationery & supply costs	331	2.82%	142	1.24%	859	2.57%	455	1.34%
Sundry & tellers	126	1.07%	76	0.66%	288	0.86%	231	0.69%
Total non-interest expense	$11,750	100.00%	$11,490	100.00%	$33,486	100.00%	$34,027	100.00%
As a % of average interest-earning assets (1)		3.45%		3.71%		3.39%		3.66%
Efficiency Ratio (2)	65.85%		69.10%		66.59%		66.70%

(1) Annualized

(2) Tax Equivalent

Total non-interest income fell by $534,000, or 12%, for the comparative quarters and by $946,000, or 8%, for the comparative year-to-date periods. Both the third quarter and the first nine months were negatively impacted by a drop in income on bank-owned life insurance and lower service charges on deposits, although for the year-to-date period this was partially offset by gains on the sale of investment securities. Total non-interest income was an annualized 1.11% of average interest-earning assets in the third quarter of 2014 relative to 1.39% in the third quarter of 2013, and was 1.16% for the first nine months of 2014 relative to 1.34% for the first nine months of 2013. The lower ratio is due in part to an increase in average interest-earning assets.

Service charge income on deposits fell by $140,000, or 6%, for the quarterly comparison and by $503,000, or 8%, for the comparative nine-month periods due in large part to lower returned item and overdraft charges. The year-to-date period was also negatively impacted by certain non-recurring fee waivers made in the course of our core software conversion earlier in 2014. Other service charges, commissions, and fees also declined by $61,000, or 4%, for the quarter, and by $139,000, or 3%, for the year-to-date comparison. Lower fees on merchant accounts contributed to the decrease, including the impact of a $100,000 non-recurring incentive received in conjunction with our conversion to a new merchant processing vendor in the first quarter of 2013. Gains on the sale of loans were lower for both the quarter and the year-to-date period since the Company has been retaining all of the loans it originates. Loan servicing income has likewise dropped to insignificant levels in recent periods. We did not take any gains on the sale of investments in the third quarters of 2014 or 2013, but realized $287,000 in gains during the first nine months of 2014 relative to only $6,000 for the first nine months of 2013.

Bank-owned life insurance (BOLI) income fell by $279,000, or 64%, in the third quarter of 2014 relative to the third quarter of 2013 and by $415,000, or 33%, for the comparative year-to-date results, mainly due to fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At September 30, 2014 the Company had $36.0 million invested in single-premium general account BOLI, which generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly reduced income levels in recent periods. In addition to general account BOLI the Company had $4.4 million invested in separate account BOLI at September 30, 2014, which produces income that helps offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a loss on separate account BOLI totaling $82,000 in the third quarter of 2014 relative to a gain of $182,000 in the third quarter of 2013, for a quarter over quarter decrease of $264,000 in deferred compensation BOLI income. For the first nine months gains totaled $115,000 in 2014 relative to $496,000 in 2013, representing a reduction of $381,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

The “Other” category under non-interest income includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Pass-through expenses associated with our investments in low-income housing tax credit funds are netted against this income category. Other non-interest income was down $29,000 for the quarter and $78,000 for the first nine months. Negative pressures on other non-interest income include adjustments made to expenses associated with our low-income housing tax credit fund investments in 2014, and reductions totaling $42,000 for the third quarter and $60,000 for the year-to-date period in non-recurring gains on the disposition of equipment. Other non-interest income was favorably impacted by increases in dividends on restricted stock, totaling $76,000 for the third quarter and $112,000 year-to-date. Income generated through the Company’s alliance with Investment Centers of America (ICA) has also been included in Other Non-Interest Income, but the Company terminated its affiliation with ICA effective July 31, 2014 so related income was down $30,000 for the third quarter and $26,000 year-to-date. While non-interest income will continue to be negatively impacted in future periods, certain expenses associated with our ICA relationship will also be eliminated and the net financial impact on the Company is not expected to be material.

Total non-interest expense increased by $260,000, or 2%, in the third quarter of 2014 relative to the third quarter of 2013, but was down $541,000, or 2%, for the comparative nine-month periods. As detailed below, the increase for the quarter includes ongoing expenses incidental to our core banking software conversion in February 2014, non-recurring costs incurred in conjunction with our upcoming acquisition, and certain non-recurring costs associated with the sale of several nonperforming loans, offset in part by a reduction in net OREO costs. The year-to-date results were affected by the same items, but the reduction in net OREO expense more-than-offset the unfavorable variances for the year-to-date comparison. Non-interest expense improved to an annualized 3.45% of average interest-earning assets in the third quarter of 2014 relative to 3.71% in the third quarter of 2013, and was an annualized 3.39% of average interest-earning assets for the first nine months of 2014 relative to 3.66% for the first nine months of 2013.

The largest component of non-interest expense, salaries and employee benefits, reflects a quarter over quarter increase of $65,000, or 1%, and a year-to-date increase of only $55,000. Compensation expense was favorably impacted by lower stock option expense, which was down $43,000 for the quarter and $156,000 year-to-date, and lower deferred compensation expense accruals (related to the aforementioned decrease in BOLI income). Deferred compensation plan expense accruals for employee participants were negative $44,000 in the third quarter of 2014 relative to $114,000 in the third quarter of 2013, representing an absolute quarter-over-quarter decline of $158,000, and they were $105,000 for the first nine months of 2014 relative to $316,000 in the first nine months of 2013, for a year-to-date drop of $211,000. Fluctuations in the deferral of salaries directly related to successful loan originations had a negative impact on the quarterly comparison, dropping by $171,000, but a positive effect on the year-to-date comparison, increasing by $42,000. Group health insurance premiums were up $64,000 for the quarter and $121,000 for the year-to-date comparison. The year-to-date results were also negatively impacted by an increase of $177,000 in overtime costs, primarily consisting of non-recurring expenses incidental to our core conversion in February 2014. Salaries and benefits were 46.46% of total non-interest expense for the third quarter of 2014 relative to 46.95% in the third quarter of 2013, and were 50.09% for the first nine months of 2014 relative to 49.13% in the first nine months of 2013.

Total occupancy expense increased $108,000, or 7%, for quarterly comparison due mainly to higher maintenance/repair and utilities costs. Occupancy expense was roughly the same for the comparative nine-month periods, as additional expenses resulting from our rebranding project and our information technology network upgrade were offset by lower depreciation expense. Marketing costs rose by $116,000, or 33%, for the quarter and by $484,000, or 41%, for the first nine months, due in part to expenses associated with our recent rebranding project as well as the timing of certain payments. Data processing costs were up $269,000, or 67%, for the quarter and $771,000, or 66% for the first nine months due to an increase in our cost structure subsequent to the core conversion. Total deposit services costs increased by $38,000, or 6%, for the quarterly comparison and by $103,000, or 6%, for the first nine months due to conversion-related expense increases in electronic check exchange, mobile banking, and remote deposit capture, partially offset by a drop in merchant account interchange costs.

Total loan services costs reflect a drop of $603,000, or 49%, for the quarter and $1.691 million, or 71%, for the first nine months due in large part to lower net costs associated with foreclosed assets. Net costs on foreclosed assets, which include net gains/losses on the sale of foreclosed assets, OREO write-downs, OREO operating expense and rental income on OREO, were down $836,000, or 94%, for the third quarter and $2.013 million, or 120%, for the year-to-date period. These favorable variances were partially offset by approximately $300,000 in commissions and other costs paid in conjunction with the sale of nonperforming loans.

Telecommunications expense was down $21,000, or 6%, for the quarter and $419,000, or 34%, for the first nine months due to renegotiated billing rates, and the year-to-date period also reflects $155,000 in credits received earlier in 2014 for prior-period overpayments. Postage costs increased slightly in 2014 over 2013 due to an increase in the volume of mailings, while the “other” category under other operating costs fell by $94,000, or 39%, for the quarter and $30,000, or 6%, for the first nine months due in large part to lower recruiting and training costs in 2014.

Under professional services costs, legal and accounting costs declined by $57,000, or 16%, in the third quarter and by $368,000, or 28%, in the first nine months of 2014 due to lower legal costs for loan collections in 2014 and elevated loan review costs in the prior year. The cost of other professional services was up $181,000, or 32%, in the third quarter and increased $68,000, or 4%, for the first nine months, due to $267,000 in expenses related to our upcoming acquisition which were incurred in the third quarter of 2014. Favorable variances in this category include lower accruals for directors deferred compensation plans, which are related to the drop in BOLI income discussed above. Those accruals totaled only $11,000 in the third quarter of 2014 relative to $131,000 in the third quarter of 2013, and $113,000 in the first nine months of 2014 relative to $316,000 for the same time period in 2013. Stationery and supply costs increased by $189,000, or 133%, for the third quarter and $404,000, or 89%, for the first nine months of 2014, due to higher recurring costs stemming from our core conversion and certain non-recurring costs associated with our rebranding effort. Sundry and teller losses increased by $50,000, or 66%, for the third quarter and $57,000, or 25%, for the first nine months, due to an increase in operational and debit card losses.

The Company’s tax-equivalent overhead efficiency ratio was 65.85% in the third quarter of 2014 relative to 69.10% in the third quarter of 2013, and was 66.59% for the first nine months of 2014 as compared to 66.70% for the first nine months of 2013. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, OREO gains/losses, acquisition costs and certain other extraordinary items excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, California Enterprise Zone deductions, and certain book expenses that are not allowed as tax deductions. BOLI income was lower for the third quarter and the first nine months in 2014, as discussed above, while interest income on municipal securities increased by 4% for the quarterly comparison and 11% for the comparative year-to-date periods. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds, and California state employment tax credits. Effective January 1, 2014, changes in California tax law eliminated certain state income tax credits and deductions, which had a negative impact on our tax accrual rate.

Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability as calculated for book purposes, our tax accrual rate is currently very sensitive to changes in pretax income. In addition, subsequent to filing our prior-year income tax returns in the third quarter of 2014 we adjusted our year-to-date tax accrual to reflect updated expectations with regard to actual tax rates, which resulted in a tax accrual increase of $310,000 for 2014. The referenced factors resulted in an income tax provision of $1.776 million, or 33% of pre-tax income in the third quarter of 2014, relative to a provision of $663,000, or 16% of pre-tax income in the third quarter of 2013. For the first nine months our tax provision was $4.543 million, or 28% of pre-tax income in 2014, relative to $2.198 million, or 19% of pre-tax income in 2013.

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

INVESTMENTS

The Company’s investments consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (FRB) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $470 million, or 32% of total assets at September 30, 2014, compared to $452 million, or 32% of total assets at December 31, 2013.

We had no fed funds sold at September 30, 2014 or December 31, 2013, and interest-bearing balances at other banks dropped to $2 million at September 30, 2014 from $27 million at December 31, 2013 as excess liquidity was invested in higher-yielding longer-term bonds. The Company’s investment portfolio reflects an increase of $43 million, or 10%, for the first nine months of 2014, ending the period with a book balance of $468 million. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	September 30, 2014		December 31, 2013

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$4,464	$4,389	$5,395	$5,304
Mortgage-backed securities	359,954	362,114	320,223	320,721
State & political subdivisions	96,199	98,623	97,361	96,563
Equity securities	1,373	2,562	1,336	2,456
Total investment securities	$461,990	$467,688	$424,315	$425,044

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $5.7 million at September 30, 2014, up from $729,000 at December 31, 2013 due to higher market values resulting from lower long-term interest rates. The balance of mortgage-backed securities increased by $41 million, or 13%, during the first nine months of 2014 due to bond purchases and higher market values, net of prepayments. Municipal bonds increased by $2 million, or 2%, due to bond purchases and higher market values.

Investment portfolio securities that were pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $142 million at September 30, 2014 and $164 million at December 31, 2013, leaving $323 million in unpledged debt securities at September 30, 2014 and $258 million at December 31, 2013. Securities which were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $22 million at September 30, 2014 and $67 million at December 31, 2013.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs but not including loans held for sale, totaled $884 million at September 30, 2014, an increase of $80 million, or 10%, since December 31, 2013. The increase is due mainly to organic growth in loans secured by farmland, mortgage warehouse loans, and commercial real estate loans as well as the purchase of $33 million in residential mortgage loans in the first quarter.

A distribution of the Company’s loans showing the balance and percentage of total loans by type is presented for the noted periods in the following table. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	September 30, 2014	December 31, 2013
Real Estate:
1-4 family residential construction	$4,908	$1,720
Other construction/land	23,835	25,531
1-4 family - closed-end	114,057	87,024
Equity lines	47,290	53,723
Multi-family residential	7,667	8,485
Commercial real estate- owner occupied	199,076	186,012
Commercial real estate- non-owner occupied	108,857	106,840
Farmland	132,330	108,504
Total real estate	638,020	577,839
Agricultural	24,621	25,180
Commercial and industrial	105,159	103,262
Mortgage warehouse lines	96,459	73,425
Consumer loans	19,416	23,536
Total loans and leases	$883,675	$803,242
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.56%	0.21%
Other construction/land	2.70%	3.18%
1-4 family - closed-end	12.91%	10.83%
Equity lines	5.35%	6.69%
Multi-family residential	0.87%	1.06%
Commercial real estate- owner occupied	22.53%	23.16%
Commercial real estate- non-owner occupied	12.32%	13.30%
Farmland	14.96%	13.51%
Total real estate	72.20%	71.94%
Agricultural	2.79%	3.13%
Commercial and industrial	11.89%	12.86%
Mortgage warehouse lines	10.92%	9.14%
Consumer loans	2.20%	2.93%
Total loans and leases	100.00%	100.00%

Real estate loans classified as 1-4 family closed-end loans increased $27 million, or 31%, due to the aforementioned purchase of well-underwritten, newer vintage residential mortgage loans which had an expected average life of about eight years at the time of purchase. Management views the loan purchase primarily as a liquidity deployment strategy rather than a loan growth strategy. With the exception of residential construction loans, which were up $3 million, other residential real estate loan categories declined slightly. However, aggregate commercial real estate loans increased $15 million, or 5%, due in large part to $11 million in loans reclassified as “real estate” from “commercial and industrial” in the course of our core conversion, but we are also seeing escalating activity in certain markets in our footprint. Real estate loans secured by farmland increased $24 million, or 22%, due to continued strong agricultural activity. Commercial loans reflect an increase of $2 million, or 2%, but would have increased even more if not for the aforementioned conversion-related reclassifications. Outstanding balances on mortgage warehouse lines were up $23 million, or 31%, since utilization on lines increased to 39% at September 30, 2014 from 26% at December 31, 2013. Mortgage lending activity is strongly correlated to interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. While not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and other real estate owned (OREO). If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (TDR). TDRs may be classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming Assets and Performing Troubled Debt Restructurings
(dollars in thousands, unaudited)	September 30, 2014	December 31, 2013	September 30, 2013
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	3,338	5,528	5,729
1-4 family - closed-end	8,446	13,168	14,122
Equity lines	385	778	1,085
Multi-family residential	-	-	-
Commercial real estate- owner occupied	2,359	5,516	5,520
Commercial real estate- non-owner occupied	7,655	8,058	8,128
Farmland	-	282	449
TOTAL REAL ESTATE	22,183	33,330	35,033
Agriculture	127	470	20
Commercial and industrial	791	2,622	3,822
Mortgage warehouse lines	-	-	-
Consumer loans	775	992	1,166
TOTAL NONPERFORMING LOANS	23,876	37,414	40,041

Foreclosed assets	4,719	8,185	8,904
Total nonperforming assets	$28,595	$45,599	$48,945
Performing TDR's (1)	$12,977	$15,239	$16,854
Nonperforming loans as a % of total gross loans and leases	2.70%	4.66%	4.94%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	3.22%	5.62%	5.97%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $17.0 million, or 37%, during the first nine months of 2014 due in part to the bulk sale of a total of $10 million in nonperforming loans. Nonperforming loans were decreased by a total of $13.5 million, or 36%, while foreclosed assets were down $3.5 million, or 42%. The balance of nonperforming loans at September 30, 2014 includes $3.1 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $13.0 million in loans classified as performing TDRs for which we were still accruing interest as of September 30, 2014, a reduction of $2.3 million, or 15%, relative to the balance of performing TDRs at December 31, 2013.

Non-accruing loan balances secured by real estate comprised $22.2 million of total nonperforming loans at September 30, 2014, down $11.1 million, or 33%, since December 31, 2013. The gross reduction in nonperforming real estate loans in the first nine months of 2014 totaled $16.7 million, including the aforementioned loan sales, but reductions were partially offset by additions. Nonperforming commercial loans were reduced by $1.8 million, or 70%, during the first nine months of 2014.

As noted above, foreclosed assets were reduced by $3.5 million, or 42%, during the first nine months of 2014 due primarily to OREO sold, but write-downs on OREO totaling $286,000 contributed to the reduction. The balance of foreclosed assets had an aggregate carrying value of $4.7 million at September 30, 2014, and was comprised of 27 properties classified as OREO and three mobile homes. Much of our OREO at September 30, 2014 consisted of vacant lots or land, but there were also four residential properties totaling $789,000 and nine commercial properties with a combined book balance of $1.4 million. At the end of 2013 foreclosed assets totaled $8.2 million, comprised of 33 properties in OREO and five mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 3.22% of gross loans and leases plus foreclosed assets at September 30, 2014, down from 5.62% at December 31, 2013. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments totaling $269,000 at September 30, 2014 is included in other liabilities.

The Company’s allowance for loan and lease losses was $11.0 million, or 1.25% of gross loans at September 30, 2014, relative to $11.7 million, or 1.45% of gross loans at December 31, 2013. The decline in the allowance in the first nine months of 2014 was facilitated by the fact that many loan charge-offs during the period were charged against loss reserves established in previous periods and did not necessarily lead to the need for reserve replenishment, as well as overall improvement in credit quality. Because of the reduction in nonperforming loans the ratio of the allowance to nonperforming loans increased to 46.12% at September 30, 2014, relative to 31.21% at December 31, 2013 and 29.53% at September 30, 2013.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the three months	For the three months	For the nine months	For the nine months	For the year
	ended September 30,	ended September 30,	ended September 30,	ended September 30,	ended December 31,
	2014	2013	2014	2013	2013
Balances:
Average gross loans and leases outstanding during period (1)	$884,435	$795,966	$842,641	$809,398	$804,533
Gross loans and leases outstanding at end of period	$883,675	$810,328	$883,675	$810,328	$803,242

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,634	$12,180	$11,677	$13,873	$13,873
Provision charged to expense	-	800	350	2,850	4,350
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	-	310	58	601	625
1-4 family - closed-end	421	31	431	399	454
Equity Lines	472	98	761	613	1,131
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	141	350	171	792	933
Commercial real estate- non-owner occupied	-	118	45	523	523
Farmland	19	-	19	539	539
TOTAL REAL ESTATE	1,053	907	1,485	3,467	4,205
Agricultural	-	-	124	28	473
Commercial & industrial loans	170	440	583	1,904	1,668
Consumer Loans	424	182	1,410	787	1,917
Total	$1,647	$1,529	$3,602	$6,186	$8,263
Recoveries
Real Estate
1-4 family residential construction	13	-	38	-	-
Other Construction/Land	162	61	702	173	174
1-4 family - closed-end	10	2	164	5	58
Equity Lines	7	3	55	7	118
Multi-family residential	-	-	-	-	36
Commercial real estate- owner occupied	72	8	452	20	60
Commercial real estate- non-owner occupied	27	-	79	172	172
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	291	74	1,490	377	618
Agricultural	1	-	4	-	-
Commercial and Industrial	538	265	635	800	802
Consumer Loans	195	34	458	110	297
Total	$1,025	$373	$2,587	$1,287	$1,717
Net loan charge offs (recoveries)	$622	$1,156	$1,015	$4,899	$6,546
Balance at end of period	$11,012	$11,824	$11,012	$11,824	$11,677

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.28%	0.58%	0.16%	0.81%	0.81%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	1.25%	1.46%	1.25%	1.46%	1.45%
Allowance for Loan Losses to NonPerforming Loans	46.12%	29.53%	46.12%	29.53%	31.21%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	5.65%	9.78%	9.22%	41.43%	56.06%
Net Loan Charge-offs to Provision for Loan Losses	-	144.50%	290.00%	171.89%	150.48%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company did not record a provision for loan and lease losses in the third quarter of 2014 but had a provision of $800,000 in the third quarter of 2013. The provision was also reduced by $2.5 million, or 88%, for the first nine months of 2014 relative to the first nine months of 2013. Net loans charged off were down $534,000, or 46%, for the comparative quarters, and $3.884 million, or 79%, for the comparative year-to-date periods. Our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, and any shortfall in the allowance identified pursuant to our analysis of probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans fell by $168,000 during the nine months ended September 30, 2014 due to the charge-off of losses against the allowance, partially offset by loss reserves established for loans migrating from non-impaired to impaired status during that period. The allowance for probable losses inherent in non-impaired loans declined by $496,000 despite higher loan balances, as a reflection of continued improvement in the credit quality of those loans. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at September 30, 2014 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of any conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $395 million at September 30, 2014 and $421 million at December 31, 2013, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 45% of gross loans outstanding at September 30, 2014 and 52% at December 31, 2013, with the drop due primarily to increased utilization on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $14 million at September 30, 2014 and $17 million at December 31, 2013. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $37 million at September 30, 2014 and $51 million at December 31, 2013. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks) and our reserve requirement, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $589,000, or 3%, during the first nine months of 2014, due mainly to equipment purchased in conjunction with our network upgrade and new signage, net of the increase in accumulated depreciation during the period. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first nine months of 2014 with a balance of about $6 million. The Company’s goodwill is evaluated annually for potential impairment, and because the estimated fair value of the Company exceeded its book value (including goodwill) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that no goodwill impairment exists.

The aggregate balance of “other assets” fell by $4 million, or 5%, during the first nine months of 2014, ending the period at $76 million. The largest contributor to the decline was a $3.0 million drop in current prepaid income taxes. At September 30, 2014 the balance of other assets included as its largest components $40.4 million in bank-owned life insurance (see discussion of BOLI in “Non-Interest Income and Non-Interest Expense” section above), a net deferred tax asset of $11.1 million, a $6.1 million investment in low-income housing tax credit funds, a $6.1 million investment in restricted stock, accrued interest receivable totaling $5.2 million, a $1.5 million investment in a small business investment corporation, and other prepaid assets totaling $2.7 million. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (FHLB) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and nine-month periods ended September 30, 2014 and 2013 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	September 30, 2014	December 31, 2013
Non-interest bearing demand deposits	$361,388	$365,997
Interest bearing demand deposits	99,349	82,408
NOW	244,724	200,313
Savings	152,236	144,162
Money market	74,853	73,132
CDAR's < $100,000	591	437
CDAR's ≥ $100,000	11,266	12,919
Customer time deposit < $100,000	74,540	79,261
Customer time deposits ≥ $100,000	199,099	205,550
Brokered deposits	5,000	10,000
Total deposits	$1,223,046	$1,174,179

Percentage of Total Deposits
Non-interest bearing demand deposits	29.55%	31.17%
Interest bearing demand deposits	8.12%	7.02%
NOW	20.01%	17.05%
Savings	12.45%	12.28%
Money market	6.12%	6.23%
CDAR's < $100,000	0.05%	0.04%
CDAR's ≥ $100,000	0.92%	1.10%
Customer time deposit < $100,000	6.09%	6.75%
Customer time deposits > $100,000	16.28%	17.51%
Brokered deposits	0.41%	0.85%
Total	100.00%	100.00%

Total deposit balances increased by $49 million, or 4%, during the first nine months of 2014, despite a $23 million decline in the third quarter that was primarily seasonal in nature. Core non-maturity deposits increased by $67 million, or 8%, for the year-to-date period, with $57 million of that increase coming in transaction accounts (comprised of demand deposits and NOW accounts). Also of note, about $40 million in non-interest bearing account balances were transitioned to interest-bearing transaction accounts in the course of our core conversion in February 2014, thus impacting the year-to-date variances within transaction accounts. Savings deposits increased $8 million, or 6%, and money market balances were up $2 million, or 2%, for the first nine months of 2014. In contrast to the growth in non-maturity deposits, total time deposits fell by $18 million, or 6%, including a $5 million reduction in wholesale brokered deposits. Much of the reduction in time deposits, including the drop in brokered deposits, was due to the intentional non-renewal of deposits managed by our Treasury Department. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for retention and growth, although no assurance can be provided with regard to core deposit growth or potential runoff.

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

Total non-deposit interest-bearing liabilities increased by $24 million, or 64%, in the first nine months of 2014, due primarily to an increase in overnight borrowings from the Federal Home Loan Bank to support strong loan growth. Overnight FHLB borrowings totaled $22 million at September 30, 2014, up from zero at December 31, 2013. Repurchase agreements totaled $7 million at September 30, 2014, up from $6 million at December 31, 2013. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at September 30, 2014 or December 31, 2013. The Company had junior subordinated debentures totaling $31 million at September 30, 2014 and December 31, 2013, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by $2 million, or 10%, to $19 million at September 30, 2014 from $17 million at December 31, 2013 due primarily to an increase in our accrued liability for income taxes.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances against Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks, including the FHLB, totaled $199 million at September 30, 2014. An additional $210 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $52 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2014. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2014, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $345 million of the Company’s investment balances, up from $325 million at December 31, 2013. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $88 million at September 30, 2014. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 59% and 23%, respectively, at September 30, 2014, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at September 30, 2014. Strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 which was filed with the Securities and Exchange Commission.

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

We use eight standard interest rate scenarios in conducting our simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock in interest rates. As of September 30, 2014 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp		+100 bp		+200 bp		+300 bp		+400 bp
Change in Net Int. Inc. (in $000’s)	$-11,811	$-8,413	$-4,521	$	+666	$	+1,250	$	+1,685	$	+1,985
% Change	-22.41%	-15.96%	-8.58%		+1.26%		+2.37%		+3.20%		+3.77%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $4.521 million lower than in a stable interest rate scenario, for a negative variance of 8.58%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $666,000, or 1.26%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will likely be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears to be well-positioned to benefit from the eventuality of an upward shift in the yield curve.

We have added alternative balance sheet scenarios to our net interest income simulations to model the possibility of no growth, and the potential runoff of “surge” deposits which flowed into the Bank in the most recent economic cycle. Even though net interest income will naturally be lower under static growth assumptions, the changes under declining and rising rates relative to a base case of flat rates are similar to the changes noted above for our standard projections. If a certain level of deposit runoff is assumed, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, under rising rate scenarios net interest income remains roughly the same as in the flat rate scenario rather than increasing incrementally as shown in the standard projections.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of September 30, 2014, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp		+100 bp		+200 bp		+300 bp
Change in EVE (in $000’s)	$-47,790	$-67,777	$-27,820	$	+44,525	$	+60,623	$	+71,729
% Change	-14.09%	-19.98%	-8.20%		+13.13%		+17.87%		+21.15%

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

CAPITAL RESOURCES

At September 30, 2014 the Company had total shareholders’ equity of $186.2 million, comprised of $64.6 million in common stock, $2.5 million in additional paid-in capital, $115.7 million in retained earnings, and an accumulated other comprehensive gain of $3.4 million. Total shareholders’ equity at the end of 2013 was $181.7 million. The increase in shareholders’ equity during the first nine months of 2014 was due in part to the addition of $11.6 million in net earnings, less $3.5 million in dividends paid and $7.3 million in stock repurchased. The increase in equity was enhanced by a $2.9 million increase in accumulated other comprehensive income, which represents the increase in the unrealized gain on our investment securities net of the tax effect. The change in equity in the first nine months of 2014 was also impacted by the exercise of stock options and the expensing of unvested options.

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

Regulatory Capital Ratios

	September 30,	December 31,
	2014	2013
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	20.06%	21.67%
Tier 1 Capital to Total Risk-weighted Assets	18.94%	20.39%
Tier 1 Leverage Ratio	13.61%	14.37%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	19.70%	21.35%
Tier 1 Capital to Total Risk-weighted Assets	18.63%	20.11%
Tier 1 Leverage Ratio	13.39%	14.18%

Despite a higher level of risk-based capital, a proportionately larger increase in assets and unused commitments caused regulatory capital ratios to decline in the first nine months of 2014. Even though our capital ratios have declined they remain strong relative to industry averages, and at September 30, 2014 are well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While in general the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during the third quarter of 2014 were executed pursuant to a plan established by the Company in accordance with SEC Rule 10b5-1. This enabled us to continue to repurchase stock through the trading blackout for insiders, but imposed volume restrictions and limited our ability to change pricing and other parameters outlined in the 10b5-1 plan. The following table provides information concerning the Company’s stock repurchase transactions during the third quarter of 2014:

	July	August	September
Total shares purchased	38,873	65,273	77,101
Average per share price	$15.60	$16.03	$17.51
Number of shares purchased as part of publicly announced plan or program	38,873	65,273	77,101
Maximum number of shares remaining for purchase under a plan or program	391,027	325,754	248,653

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 6, 2014	/s/ James C. Holly
Date	SIERRA BANCORP
James C. Holly
Chief Executive Officer
(Principal Executive Officer)

November 6, 2014	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

