Form 10-K
period 2014-12-31
SIERRA BANCORP
filed 2015-03-12
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

☐ Yes           ☑ No

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $190 million, based on the closing price reported to the registrant on that date of $15.80 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of February 27, 2015 was 13,676,849.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Item 1. Business

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board’s guidance on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2014, the Company had consolidated assets of $1.637 billion, gross loans of $971 million, deposits of $1.367 billion and shareholders’ equity of $187 million. The Company’s liabilities include $31 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California, which opened for business in January 1978 and has since become the largest independent bank headquartered in the South San Joaquin Valley. We offer a full range of retail and commercial banking services primarily in Tulare, Kern, Fresno, and Kings Counties in Central California, and, in Southern California, in the rich agricultural corridor stretching from Santa Paula to Santa Clarita. The Bank’s growth has primarily been organic, but includes two acquisitions: Sierra National Bank in 2000, and Santa Clara Valley Bank (“SCVB”) in 2014. See the following section, Recent Developments, for details on the SCVB acquisition.

Our chief products and services are related to the business of lending money and accepting deposits. The Bank’s lending activities include real estate, commercial (including small business), mortgage warehousing, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial, professional office, and agricultural properties which are predominantly owner occupied, and we also offer a complete line of construction loans for residential and commercial development, permanent mortgage loans, land acquisition and development loans, and multifamily credit facilities. Secondary market services for residential mortgage loans are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and certain non-governmental institutions. As of December 31, 2014, the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (72.6%); (ii) agricultural production loans (2.9%); (iii) commercial and industrial loans and leases (including SBA loans and direct finance leases) (11.7%); (iv) mortgage warehouse loans (10.9%); and (v) consumer loans (1.9%). Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $33.5 million, or 49% of net interest plus other income in 2014, and $31.2 million, or 48% of net interest plus other income in 2013.

In addition to loans, we offer a wide range of deposit products for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We have also been in the Certificate of Deposit Account Registry Service (“CDARS”) network since its inception, and through CDARS are able to offer full FDIC insurance coverage on multi-million dollar deposits up to specified limits. We attract deposits throughout our market area with direct-mail campaigns, a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and a multitude of alternative delivery channels, and we strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2014 we had 99,200 deposit accounts totaling $1.367 billion, compared to 95,700 deposit accounts totaling $1.174 billion at December 31, 2013.

We currently operate 28 full service branch offices throughout our geographic footprint, including the three branches that were added in November 2014 via the acquisition of Santa Clara Valley Bank. The Bank has received regulatory approval for another branch in Bakersfield, California, which is expected to commence operations in the latter part of 2015. The locations of the Bank’s current offices are as follows:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield Ming Office 8500 Ming Avenue	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield East Hills Office 2501 Mt. Vernon Avenue

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1835 East Shaw Avenue

Delano:	Delano Office 1126 Main Street

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Farmersville:	Farmersville Office 400 West Visalia Road

Fillmore:	Fillmore Office 527 Sespe Avenue

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Reedley:	Reedley Office 1095 W. Manning Street

Santa Clarita:	Santa Clarita Office 26328 Citrus Street

Santa Paula:	Santa Paula Office 901 E. Main Street

Selma:	Selma Office 2446 McCall Avenue

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 E Prosperity Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

In addition to our full-service branches the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We also have ATMs at all branch locations and offsite ATMs at six different non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our customers with surcharge-free access to over 43,000 ATMs across the nation and another 12,000 ATMs in foreign countries, and our customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse EFT network. To ensure that account access preferences are addressed for all customers, we provide the following options: an internet branch which provides the ability to open deposit accounts online; an online banking option with bill-pay and mobile banking capabilities, including mobile check deposit; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is usually accessible 24 hours a day, seven days a week. We offer a multitude of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and automated payroll services for business customers.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by appropriate bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branches in more metropolitan areas have expanded we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, but for loans we do have what could be considered to be industry concentrations in loans to the dairy industry (10% of total loans), and to mortgage companies in the form of mortgage warehouse loans (11% of total loans). Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including staffing additions and costs associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level.

Recent Developments

In July 2014 the Bank entered into a definitive agreement to acquire Santa Clara Valley Bank, a community bank with branches in Santa Paula, Santa Clarita, and Fillmore, California. Subsequent to the receipt of requisite regulatory and shareholder approvals, the deal closed on November 14, 2014. As part of the transaction, cash consideration of $12.3 million, or $6.00 per share, was paid to SCVB common shareholders, and $3.0 million was paid to SCVB preferred shareholders to retire outstanding preferred stock and associated warrants. One-time acquisition costs added $2.1 million to the Company’s pre-tax non-interest expense in 2014. The SCVB acquisition contributed approximately $62 million to the Company’s outstanding loan balances, $44 million to investment securities, and $108 million to total deposits.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California in general, and specifically in many of our market areas, is highly competitive. The industry continues to consolidate, particularly with the relatively large number of FDIC-assisted takeovers of failed banks and other acquisitions of troubled banks in recent years. There are also many unregulated companies competing for business in our markets with financial products targeted at profitable customer segments. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to significant banking products and services. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2014 FDIC market share data for the 20 cities within which the Company maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with 23.6% of total combined deposits, followed by Bank of America (16.2%), JPMorgan Chase (7.3%), and Union Bank (6.8%). Bank of the Sierra, including SCVB branches, ranks fifth on the 2014 market share list with 5.8% of total deposits. In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 18.2% of total deposits and have the largest number of branch locations (12, including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we typically arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

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

For years we have countered rising competition by offering a broad array of products with flexibility in structure and terms that cannot always be matched by our competitors. We also offer our customers community-oriented, personalized service, and rely on local promotional activity and personal contact by our employees. As noted above, layered onto our traditional personal-contact banking philosophy are technology-driven initiatives that improve customer access and convenience.

Employees

As of December 31, 2014 the Company had 349 full-time and 88 part-time employees. On a full-time equivalent basis staffing stood at 420 at December 31, 2014, up from 389 at December 31, 2013 due primarily to the acquisition of Santa Clara Valley Bank.

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

Regulation of the Company Generally

The Company is a legal entity separate and distinct from the Bank and its other subsidiaries. As a bank holding company, the Company is regulated under the Bank Holding Company Act of 1956 (the “BHC Act”), and is subject to supervision, regulation and inspection by the Federal Reserve Board. The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934, each administered by the SEC. The Company’s common stock is listed on the NASDAQ Global Select market (“NASDAQ”) under the trading symbol “BSRR” and the Company is, therefore, subject to the rules of NASDAQ for listed companies.

The Company is a bank holding company within the meaning of the BHC Act and is registered as such with the Federal Reserve Board. A bank holding company is required to file annual reports and other information with the Federal Reserve regarding its business operations and those of its subsidiaries. In general, the BHC Act limits the business of bank holding companies to banking, managing or controlling banks and other activities that the Federal Reserve has determined to be so closely related to banking as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a “financial holding company” may engage in a broader range of activities that are financial in nature or complementary to a financial activity (as determined by the Federal Reserve or Treasury regulations), such as securities underwriting and dealing, insurance underwriting and agency, and making merchant banking investments. The Company has not elected to become a financial holding company but may do so at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

The BHC Act requires the prior approval of the FRB for the direct or indirect acquisition of more than five percent of the voting shares of a commercial bank or its parent holding company. Acquisitions by the Bank are subject instead to the Bank Merger Act, which requires the prior approval of an acquiring bank’s primary federal regulator for any merger with or acquisition of another bank.

The Company and the Bank are deemed to be “affiliates” of each other and thus are subject to Sections 23A and 23B of the Federal Reserve Act as well as related Federal Reserve Regulation W which impose both quantitative and qualitative restrictions and limitations on transactions between affiliates. The Bank is also subject to laws and regulations requiring that all loans and extensions of credit to our executive officers, directors, principal shareholders and related parties must, among other things, be made on substantially the same terms and follow credit underwriting procedures no less stringent than those prevailing at the time for comparable transactions with persons not related to the Bank.

Under certain conditions, the Federal Reserve has the authority to restrict the payment of cash dividends by a bank holding company as an unsafe and unsound banking practice, and may require a bank holding company to obtain the prior approval of the Federal Reserve prior to purchasing or redeeming its own equity securities, unless certain conditions are met. The Federal Reserve also has the authority to regulate the debt of bank holding companies.

A bank holding company is required to act as a source of financial and managerial strength for its subsidiary banks and must commit resources as necessary to support such subsidiaries. In this connection, the Federal Reserve may require a bank holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to the shareholders if the Federal Reserve Board believes the payment of such dividends would be an unsafe or unsound practice.

Regulation of the Bank Generally

As a state chartered bank, the Bank is subject to broad federal regulation and oversight extending to all its operations by the FDIC and to state regulation by the California Department of Business Oversight (the “DBO”). The Bank is also subject to certain regulations of the Federal Reserve Board.

Capital Adequacy Requirements

The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. These agencies have adopted risk-based capital guidelines to provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, considers off-balance sheet exposures in evaluating capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Capital levels, as measured by these standards, are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

Prior to January 1, 2015, the guidelines included a minimum required ratio of qualifying Tier 1 plus Tier 2 capital to total risk weighted assets of 8% (“Total Risk-Based Capital Ratio”), and a minimum required ratio of Tier 1 capital to total risk weighted assets of 4% (“Tier 1 Risk-Based Capital Ratio”). The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for institutions having the highest regulatory rating, and 4% for all other institutions. Tier 1 capital is generally defined as the sum of core capital elements, less goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital includes the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

As of December 31, 2014 and 2013, the Bank’s and the consolidated Company’s regulatory capital ratios all far exceeded regulatory requirements. See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources.

In July 2013, the Federal Reserve and other federal banking agencies approved final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with greater than $500 million in assets. Under these final rules, minimum requirements for both the quantity and quality of capital held by the Company and the Bank increased effective January 1, 2015. The rules include a new common equity Tier 1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a minimum leverage ratio of 4.0%. The final rules also require a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The capital buffer requirement will be phased in over three years beginning in 2016, and will effectively raise the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased-in basis. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management.

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

These new minimum capital ratios became effective for us on January 1, 2015, and the capital buffers will be fully phased in by January 1, 2019. Based on existing capital levels at December 31, 2014, the Company and the Bank meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%, or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%, or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment. As of December 31, 2014 and 2013, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes.

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

Safety and Soundness Standards

The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation, and liquidity and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet the requisite standards, the appropriate federal banking agency may require the institution to submit a compliance plan and could institute enforcement proceedings if an acceptable compliance plan is not submitted or adhered to.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The implementation and impact of legislation and regulations enacted since 2008 in response to the U.S. economic downturn and financial industry instability continued in 2013 and 2014 as modest recovery returned to many institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions in the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Action in 2013 to implement the final Dodd-Frank provisions included (i) final new capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (discussed further below in connection with consumer protection).

Many aspects of Dodd-Frank are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial services industry more generally. However, certain provisions of Dodd-Frank will significantly impact, or already are affecting, our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with statutory and regulatory requirements under Dodd-Frank.

Deposit Insurance

The Bank’s deposits are insured up to maximum applicable limits under the Federal Deposit Insurance Act, and the Bank is subject to deposit insurance assessments to maintain the FDIC’s Deposit Insurance Fund (the “DIF”). In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF’s designated reserve ratio (“DRR”) reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by the Dodd-Frank Act. However, financial institutions like Bank of the Sierra with assets of less than $10 billion are exempted from the cost of this increase. Furthermore, the restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

As noted above, the Dodd-Frank Act provided for a permanent increase in FDIC deposit insurance per depositor from $100,000 to $250,000 retroactive to January 1, 2008. Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution’s total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates, which became effective April 1, 2011. The revised assessment rates are lower than prior rates but the assessment base is larger, so approximately the same amount of assessment revenue is being collected by the FDIC. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums, which may have a material adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but was 0.62 basis points of insured deposits for the fourth quarter of 2014. Those assessments will continue until the Financing Corporation bonds mature in 2019.

Community Reinvestment Act

The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to consider a financial institution’s efforts in meeting its community credit needs when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or the formation of holding companies. In measuring a bank’s compliance with its CRA obligations, the regulators utilize a performance-based evaluation system under which CRA ratings are determined by the bank’s actual lending, service, and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank most recently received a “satisfactory” CRA assessment rating in August 2013.

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

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve’s Regulation E, governs transfers initiated through automated teller machines (“ATMs”), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (“ACH”) and recurring debit card transactions. Additionally, in November 2010, the FDIC issued its Overdraft Guidance on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The procedural changes and fee adjustments necessitated by those regulatory changes resulted in lower overdraft income for the Company, and could further adversely impact non-interest income in the future.

Consumer Financial Protection and Financial Privacy

Dodd-Frank created the Consumer Finance Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services, including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank, although only banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In January 2013, the CFPB issued final regulations governing primarily consumer mortgage lending. One rule imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgages. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013, the CFPB issued a final rule on integrated mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, compliance with which is required by August 1, 2015.

The CFPB also has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s: (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight.

In addition, the Bank, like all other financial institutions, is required to maintain the privacy of its customers’ non-public, personal information. Such privacy requirements direct financial institutions to: (i) provide notice to customers regarding privacy policies and practices; (ii) inform customers regarding the conditions under which their non-public personal information may be disclosed to non-affiliated third parties; and (iii) give customers an option to prevent disclosure of such information to non-affiliated third parties.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) together with Dodd-Frank relaxed prior interstate branching restrictions under federal law by permitting, subject to regulatory approval, state and federally chartered commercial banks to establish branches in states where the laws permit banks chartered in such states to establish branches. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. Federal banking agency regulations prohibit banks from using their interstate branches primarily for deposit production and the federal banking agencies have implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition. Dodd-Frank effectively eliminated the prohibition under California law against interstate branching through de novo establishment of California branches. Interstate branches are subject to certain laws of the states in which they are located. The Bank presently does not have any interstate branches.

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

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into proposed joint compensation regulations under the Dodd-Frank Act that would prohibit incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets that encourage inappropriate risks. The FRB will review, as part of its regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” While the final regulations have not yet been adopted, the Company believes it is in compliance with the regulations as currently proposed.

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

Commercial Real Estate Lending Concentrations

As a part of their regulatory oversight, the federal regulators have issued guidelines on sound risk management practices with respect to a financial institution’s concentrations in commercial real estate (“CRE”) lending activities. These guidelines were issued in response to the agencies’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market. The guidelines identify certain concentration levels that, if exceeded, will expose the institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidelines are designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans. In general, the guidelines establish two concentration levels: first, if the institution’s total construction, land development and other land loans represent 100 percent or more of total risk-based capital; and second, if total loans for construction, land development and other land and loans secured by multifamily and non-owner occupied non-farm residential properties (excluding loans secured by owner-occupied properties) represent 300 percent or more of total risk-based capital and the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 month period. The Bank believes that the guidelines are applicable to it, as it has a relatively high concentration in CRE loans. The Bank and its board of directors have discussed the guidelines and believe that the Bank’s underwriting policies, management information systems, independent credit administration process, and monitoring of real estate loan concentrations are sufficient to address the guidelines.

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

Item 1A. RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this Annual Report before making investment decisions concerning the Company’s common stock. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company, or that the Company currently believes are immaterial, may also adversely impact the Company’s business. If any of the events described in the following risk factors occur, the Company’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may in the future be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was officially in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced during the recession and in the ensuing years, and remains at subdued levels in many parts of the Country today. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a large number of institutions to fail or to require government intervention to avoid failure.

As a result of the adverse financial and economic conditions noted in the previous paragraph, many lending institutions, including our Company, experienced significant declines in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. Our nonperforming assets and credit costs (primarily our loan loss provision, net costs associated with other real estate owned, legal expense, and appraisal costs) increased significantly during and after the recession. We achieved material improvement in credit quality during 2013 and 2014, but nonperforming assets still totaled $24.7 million, or 2.53% of total loans plus foreclosed assets at the end of 2014, relative to only $689,000, or 0.08% of total loans and foreclosed assets at the end of 2006, prior to the recession. California’s San Joaquin Valley, where the Company is headquartered and has most of its branch locations, was particularly hard hit by the recession. Unemployment levels have always been relatively high in the San Joaquin Valley, including Tulare County which is our geographic center, but recessionary conditions pushed unemployment rates to exceptionally high levels. The unemployment rate for Tulare County reached a high of 19.3% during the most recent economic cycle, in March 2010. It reflects a steady downward trend since 2010 and had declined to 12.7% by December 2014, but is still well above the 6.7% aggregate unemployment rate reported for California in December 2014. In addition, as discussed below in connection with challenges to the agricultural industry, if the current drought in California continues it could have a significant negative impact on unemployment rates in our market areas. Furthermore, the recent precipitous drop in oil prices could also negatively impact unemployment rates, particularly in Kern County.

There are indications of improving economic conditions, and the real estate sector appears to have stabilized in many of our local markets. However unemployment remains relatively high, as noted above, and many local governments and businesses are still experiencing difficulties due to reduced consumer spending and a drop in tax revenues. Additional adverse market developments could further depress consumer confidence levels and payment patterns, which could cause real estate values to resume their unfavorable trends and lead to additional loan delinquencies and increased default rates.

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

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of the current drought in California. While the Company’s nonperforming assets are currently comprised mainly of loans secured by non-agricultural real estate and other real estate owned (“OREO”), the drivers behind high levels of nonperforming assets in previous economic cycles include difficulties experienced by the agricultural industry. This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, and numerous other factors. The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout the San Joaquin Valley. The state of California is currently experiencing the worst drought in recorded history, and it is not possible to predict at present how long the drought may last. Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

The recent drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a significant economic driver. Kern County, which is home to about three quarters of California’s oil production, declared a fiscal emergency in January 2015 after projecting a material budget gap resulting from declining oil prices. With oil prices down substantially over the past year, County officials expect a related decline in oil property values and a material decline in property taxes. Kern County currently has ample reserves that it can access and it also plans to cut expenses to help address the issue, thus industry observers do not expect the County to file bankruptcy. However, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values. The Company’s direct exposure to the oil industry is not material, but if our borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase.

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2014, 73% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio has real estate collateral as a secondary source of repayment or as an abundance of caution. Real estate loans on commercial buildings represented approximately 50% of all real estate loans, while construction/development and land loans were 4%, loans secured by residential properties accounted for 26%, and loans secured by farmland were 21% of real estate loans. The Company’s $24.7 million balance of nonperforming assets at December 31, 2014 includes nonperforming real estate loans totaling $19.0 million, and $4.0 million in foreclosed assets comprised primarily of OREO.

The Central Valley residential real estate market experienced significant deflation in property values during 2008 and 2009, and foreclosures occurred at relatively high rates during and after the recession. While residential real estate values in our market areas currently appear to be stabilized or slightly increasing, if they were to slide further, or if commercial real estate values decline materially, the Company could experience additional migration into nonperforming assets. An increase in nonperforming assets could have a material adverse effect on our financial condition and results of operations by reducing our income and increasing our expenses. Deterioration in real estate values might also further reduce the amount of loans the Company makes to businesses in the construction and real estate industry, which could negatively impact our organic growth prospects. Similarly, the occurrence of a natural disaster like those California has experienced in the past, including earthquakes, fires, and flooding, could impair the value of the collateral we hold for real estate secured loans and negatively impact our results of operations.

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

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial real estate, construction and land development, and commercial and industrial loans and leases (including agricultural production loans), which comprised approximately 53% of our total loan portfolio as of December 31, 2014, expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or credit relationship exposes us to greater risk of loss than an adverse development with respect to one residential mortgage loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2014, we had $142 million or 15% of total loans in commercial loans and leases (including agricultural production loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

Nonperforming assets adversely affect our results of operations and financial condition, and can take significant time to resolve. Our nonperforming loans may remain at current elevated levels or could increase, which will negatively impact earnings and could have a substantial adverse impact if conditions deteriorate. We do not record interest income on non-accrual loans, thereby adversely affecting our level of interest income. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in write-downs or losses. Additionally, while 2014 was favorably impacted by significant gains on the sale of OREO, our non-interest expense was relatively high in prior years due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets incidental to declining property values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a more normal operating environment. A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

We may experience loan and lease losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We have established an allowance for estimated loan and lease losses in our accounting records based on estimates of:

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

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below that level. Bank failures during and after the recent recession depleted the deposit insurance fund balance, which was in a negative position from the end of 2009 through the first quarter of 2011. The balance had increased to $54.3 billion with a resulting reserve ratio of 0.89% as of September 30, 2014. The FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopted a new assessment base and established new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009, and required the prepayment of three years of estimated FDIC insurance premiums at the end of 2009. It is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures in recent years. Any further premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services, which may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet. Recent technology advances and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the income generated by those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Furthermore, with the large number of bank failures in the past decade, customers have become more concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than deposits.

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business. In the normal course of business we collect, process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

Information security risks for financial institutions have increased recently in part because of new technologies, the use of the Internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers recently have also engaged in denial of service attacks, designed to disrupt key business services such as customer-facing web sites. While to date such attacks have primarily involved very large financial institutions, insurance companies and other huge corporations, it is impossible to predict whether smaller institutions such as our bank could become a target. Although we employ detection and response mechanisms designed to identify, contain and mitigate security incidents, early detection may be thwarted by sophisticated attacks and malware designed to avoid detection.

We also face risks related to cyber-attacks and other security breaches in connection with debit card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us through no fault of our own, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on third party service providers to conduct certain other aspects of our business operations, and face similar risks relating to them. While we regularly conduct security assessments on these third parties, we cannot be sure that their information security protocols are sufficient to withstand a cyber-attack or security breach.

Any cyber-attack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations, and have a material adverse effect on our business.

If our information systems were to experience a system failure, our business and reputation could suffer. We rely heavily on communications and information systems to conduct our business. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to minimize service disruptions by protecting our computer equipment, systems, and network infrastructure from physical damage due to fire, power loss, telecommunications failure or a similar catastrophic event. We have protective measures in place to prevent or limit the effect of the failure or interruption of our information systems, and will continue to upgrade our security technology and update procedures to help prevent such events. However, if such failures or interruptions were to occur, they could result in damage to our reputation, a loss of customers, increased regulatory scrutiny, or possible exposure to financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully remediated. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees) and to the risk that our (or our vendors’) business continuity and data security systems prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Previously enacted and potential future financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Dodd-Frank is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time, and most will be facilitated by the enactment of regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented, the full extent to which they will impact our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	an increase in our cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation of our ability to expand consumer product and service offerings due to more stringent consumer protection laws and regulations;
•	a material negative impact on our cost of funds when market interest rates increase, since financial institutions can now pay interest on business checking accounts;
•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we charge; and
•	a potential increase in competition due to the elimination of remaining barriers to de novo interstate branching.

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

We may be adversely affected by the financial stability of other financial institutions. Our ability to engage in routine funding transactions could be adversely affected by the actions and liquidity of other financial institutions. Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Even if the transactions are collateralized, credit risk could exist if the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition or results of operations.

Changes in interest rates could adversely affect our profitability, business and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the re-pricing frequency of, our financial instruments. In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments. Accordingly, changes in market interest rates could materially and adversely affect the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

We depend on our executive officers and key personnel to implement our business strategy, and could be harmed by the loss of their services. We believe that our continued growth and success depends in large part upon the skills of our management team and other key personnel. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to attract, retain or motivate key personnel could adversely affect our business. If we are not able to retain our existing key personnel or attract additional qualified personnel, our business operations would be hurt. None of our executive officers have employment agreements.

The value of the securities in our investment portfolio may be negatively affected by disruptions in securities markets. The market for some of the investment securities held in our portfolio has experienced volatility and disruption in recent years. Market conditions may have a detrimental effect on the value of our securities, such as reduced valuations because of the perception of heightened credit risks or illiquid markets. There can be no assurance that any declines in market value associated with these disruptions will not result in other-than-temporary impairments of these investments, which would lead to accounting charges that could have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 73% of our loan portfolio at December 31, 2014 consisted of real estate loans. In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuates significantly or the trading market for our stock is not active. The trading price of our common stock could be impacted by a number of factors, many of which are outside our control. Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our common stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

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

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in the past. As a result, the market price of our common stock has at times been volatile, and could be in the future, as well. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to the issuers’ underlying financial strength.

We may pursue additional capital in the future, which may not be available on acceptable terms or at all, could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at the time, which are outside of our control, and our financial performance. Furthermore, any capital raising activity could dilute the holders of our outstanding common stock, and may adversely affect the market price of our common stock and our performance measures such as return on equity and earnings per share.

The Company relies heavily on the payment of dividends from the Bank. Other than $2.8 million in cash available at the holding company level at December 31, 2014, the Company’s ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital ratio requirements are increased; (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue 24,000,000 shares of common stock, and as of December 31, 2014 we had 13,689,181 shares of our common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. In addition, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted. As of December 31, 2014, there were outstanding options to purchase an aggregate of 631,800 shares of our common stock with an average exercise price of $15.34 per share. At the same date there were an additional 788,620 shares available for grant under our 2007 Stock Incentive Plan.

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

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034, and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036 in order to supplement regulatory capital. These junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to pay dividends to us, then we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and, thus, we would be unable to declare and pay any dividends on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. Properties

The Company’s administrative headquarters is in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. Both of those buildings are situated on unencumbered property owned by the Company. The Company also owns unencumbered property on which 15 of our other offices are located, namely the following branches: Porterville West Olive, Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Santa Paula, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, and Visalia Mooney. The remaining branches, as well as our technology center in Porterville and our six remote ATM locations, are leased from unrelated parties. While limited branch expansion is planned, management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

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

Item 4. RESERVED

PART II

Item 5. Market for REGISTRANT’S Common Equity, Related Shareholder Matters AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

Sierra Bancorp’s Common Stock trades on the NASDAQ Global Select Market under the symbol BSRR, and the CUSIP number for our stock is #82620P102. Trading in the Company’s Common Stock has not consistently occurred in high volumes, and such trading activity cannot always be characterized as constituting an active trading market. The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources.

	Sale Price of the Company’s		Approximate
Calendar	Common Stock (per share)		Trading Volume
Quarter Ended	High	Low	In Shares
March 31, 2013	$13.35	$11.45	1,115,428
June 30, 2013	$14.93	$12.01	1,365,473
September 30, 2013	$17.04	$13.74	1,375,776
December 31, 2013	$19.89	$15.77	1,274,075
March 31, 2014	$17.00	$14.86	1,853,833
June 30, 2014	$16.25	$14.68	1,830,309
September 30, 2014	$17.95	$14.66	1,423,854
December 31, 2014	$18.00	$15.53	1,303,554

(b) Holders

As of January 31, 2015 there were an estimated 4,375 shareholders of the Company’s Common Stock. There were 543 registered holders of record on that date, and per Broadridge, an investor communication company, there were also 3,832 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable.

(c) Dividends

The Company paid cash dividends totaling $4.8 million, or $0.34 per share in 2014, and $3.7 million, or $0.26 per share in 2013. This represents 31% of annual net earnings for dividends paid in 2014 and 28% in 2013. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the recent past when many of our peers elected to suspend dividend payments, the Company’s Board concluded that we should maintain the payment of a certain level of dividend as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments, without regard to peer payout ratios. While we have paid a consistent level of quarterly dividends in the past few years, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

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

The Company’s ability to pay dividends is also limited by state law. The California General Corporation Law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before income taxes and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to options outstanding and available under our 2007 Stock Incentive Plan and the now-terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	631,800	$15.34	788,620

(e) Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2009 and the reinvestment of dividends.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Sierra Bancorp	100.00	143.59	120.42	160.21	229.53	255.76
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81
SNL Bank	100.00	112.05	86.78	117.11	160.79	179.74

Source: SNL Financial LC, Charlottesville, VA

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

While the Company generally has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during 2014 were executed pursuant to plans established by the Company in accordance with SEC Rule 10b5-1. This has enabled us to continue to repurchase stock through the trading blackout for insiders, but imposed volume restrictions and limited our ability to change pricing and other parameters outlined in our 10b5-1 plans. The following table provides information concerning the Company’s stock repurchase transactions during the fourth quarter of 2014:

	October	November	December
Total shares purchased	64,155	65,732	42,114
Average per share price	$16.88	$17.05	$16.49
Number of shares purchased as part of publicly announced plan or program	64,155	65,732	42,114
Maximum number of shares remaining for purchase under a plan or program	184,498	118,766	76,652

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2014 and 2013, and for each of the years in the three year period ended December 31, 2014, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data presented for earlier years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

(dollars in thousands, except per share data)

	As of and for the years ended December 31,
	2014	2013	2012	2011	2010
Income Statement Summary
Interest income	$55,121	$51,785	$54,902	$58,614	$63,831
Interest expense	2,796	3,221	4,321	5,657	7,649
Net interest income before provision for loan losses	52,325	48,564	50,581	52,957	56,182
Provision for loan losses	350	4,350	14,210	12,000	16,680
Non-interest income	15,831	17,063	18,126	14,992	19,265
Non-interest expense	46,375	44,815	46,656	47,605	51,638
Income before provision for income taxes	21,431	16,462	7,841	8,344	7,129
Provision (benefit) for income taxes	6,191	3,093	(344)	564	(234)
Net Income	15,240	13,369	8,185	7,780	7,363

Balance Sheet Summary
Total loans, net	961,056	793,087	867,078	740,929	783,601
Allowance for loan losses	(11,248)	(11,677)	(13,873)	(17,283)	(21,138)
Securities available for sale	511,883	425,044	380,188	406,471	331,730
Cash and due from banks	50,095	78,006	61,818	63,036	42,435
Federal funds sold	-	-	-	-	210
Foreclosed Assets	3,991	8,185	19,754	15,364	20,691
Premises and equipment, net	21,853	20,393	21,830	20,721	20,190
Total Interest-Earning assets	1,474,629	1,244,795	1,279,932	1,185,647	1,137,805
Total Assets	1,637,320	1,410,249	1,437,903	1,335,405	1,286,571
Total Interest-Bearing liabilities	1,007,249	814,156	895,434	852,308	860,944
Total Deposits	1,366,695	1,174,179	1,174,034	1,086,268	1,052,274
Total Liabilities	1,450,229	1,228,575	1,264,011	116,841	1,126,974
Total Shareholders' Equity	187,091	181,674	173,892	168,564	159,597
Per Share Data
Net Income Per Basic Share	1.09	0.94	0.58	0.55	0.61
Net Income Per Diluted Share	1.08	0.94	0.58	0.55	0.60
Book Value	13.67	12.78	12.33	11.95	11.42
Cash Dividends	0.34	0.26	0.24	0.24	0.24
Weighted Average Common Shares Outstanding Basic	14,001,958	14,155,927	14,103,805	14,036,667	12,109,717
Weighted Average Common Shares Outstanding Diluted	14,136,486	14,290,150	14,120,313	14,085,201	12,192,345
Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	8.18%	7.56%	4.74%	4.73%	5.16%
Return on Average Assets (2)	1.03%	0.96%	0.59%	0.59%	0.56%
Net Interest Spread (tax-equivalent) (3)	3.91%	3.90%	4.08%	4.41%	4.72%
Net Interest Margin (tax-equivalent)	4.01%	4.02%	4.22%	4.59%	4.89%
Dividend Payout Ratio (4)	31.33%	27.52%	41.35%	43.29%	39.86%
Equity to Assets Ratio (5)	12.58%	12.72%	12.51%	12.37%	10.82%
Efficiency Ratio (tax-equivalent)	66.75%	66.08%	66.39%	67.83%	67.25%
Net Loans to Total Deposits at Period End	70.32%	67.54%	73.85%	68.21%	74.47%
Asset Quality Ratios:
Non-Performing Loans to Total Loans	2.13%	4.66%	6.03%	7.41%	5.70%
Non-Performing Assets to Total Loans and Other Real Estate Owned	2.53%	5.62%	8.10%	9.25%	8.07%
Net Charge-offs (recoveries) to Average Loans	0.09%	0.81%	2.23%	2.06%	2.26%
Allowance for Loan Losses to
Net Loans at Period End	1.17%	1.47%	1.60%	2.33%	2.70%
Allowance for Loan Losses to Non-Performing Loans	54.40%	31.21%	26.13%	30.80%	46.00%
Capital Ratios:
Tier 1 Capital to Adjusted Total Assets	12.99%	14.37%	13.34%	14.11%	13.84%
Tier 1 Capital to Total Risk-weighted Assets	17.39%	20.39%	18.11%	20.46%	19.06%
Total Capital to Total Risk-weighted Assets	18.44%	21.67%	19.36%	21.72%	20.33%

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

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2014 and 2013, and the results of operations for each of the years in the three-year period ended December 31, 2014. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses, as explained in detail in Note 2 to the consolidated financial statements and in the “Provision for Loan Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 2 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in Note 2 to the consolidated financial statements and in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

Summary of Performance

The Company recognized net income of $15.240 million in 2014, relative to $13.369 million in 2013 and $8.185 million in 2012. Net income per diluted share was $1.08 in 2014, as compared to $0.94 in 2013 and $0.58 for 2012. The Company’s return on average assets and return on average equity were 1.03% and 8.18%, respectively, in 2014, as compared to 0.96% and 7.56%, respectively, in 2013, and 0.59% and 4.74%, respectively, for 2012. The Company’s financial performance improved in 2014 relative to recent years, due in part to better economic conditions that contributed to reductions in nonperforming assets, lower credit costs, increased lending activity, and strong core deposit growth. Those trends were evident to a lesser extent in 2013, but for several years prior to that our financial performance was materially impacted by adverse economic conditions. Certain regions of California, including Kern County, have shown strong economic improvement over the past couple of years, although the recovery has been slower to take hold in many of our other markets. Despite the improvement in 2014, net income remains well below levels achieved in pre-recession years as competitive pressures continue to take their toll on loan rates and net interest income, and certain elements of non-interest income are also lower in response to industry-wide regulatory pressures.

The following are some of the major factors impacting the Company’s results of operations for the years presented in the consolidated financial statements.

•	Our loan loss provision totaled only $350,000 in 2014, relative to $4.350 million in 2013 and $14.210 million in 2012. During the recession and for several years thereafter, our loan loss provision was unusually high due to the establishment of specific reserves for impaired loans, the replenishment of reserves subsequent to loan charge-offs, and the buildup of general reserves for performing loans due to higher historical loss factors. The reduction of $4.000 million in the loan loss provision in 2014 had the single largest impact on our improvement in net income, and was enabled by a lower level of impaired loans, reduced loan losses, and declining general reserves for non-impaired loans consistent with improved credit quality.

•	Net interest income increased by 8% in 2014 due to growth in average interest-earning assets that was funded primarily by low-cost non-maturity deposits, but net interest income fell by 4% in 2013 relative to 2012 due to net interest margin compression. Average interest-earning assets were up in 2014 due to strong growth in the average balance of real estate loans and additions to our investment portfolio. The Company’s net interest margin has been declining in recent periods, however, due in large part to competitive pressures on loan yields and disproportionate increases in lower-yielding investment balances.

•	Non-interest income fell by $1.232 million, or 7%, in 2014 relative to 2013, and was down $1.063 million, or 6%, in 2013 compared to 2012. The largest unfavorable variances within this category in 2014 include a drop in overdraft income and certain other deposit fee income, lower income on bank-owned life insurance (“BOLI”) associated with deferred compensation plans, and lower merchant fees. Non-recurring life insurance proceeds received in 2013 also contributed to the drop in non-interest income in 2014. These unfavorable changes were partially offset by $667,000 in gains on the sale of investment securities in 2014, relative to only $6,000 in gains in 2013. The most significant factor in the drop in non-interest income in 2013 was investment gains totaling $1.762 million in 2012.

•	Operating expense had been trending down due to lower costs associated with other real estate owned (“OREO”) and other credit-related expenses, but was up by $1.560 million, or 3%, in 2014 relative to 2013 mainly as a result of non-recurring acquisition costs. Direct costs incurred or accrued in conjunction with our acquisition of SCVB totaled $2.070 million in 2014, and other significant unfavorable non-interest expense variances include higher personnel costs, ongoing and non-recurring costs associated with our core system conversion, and costs associated with our rebranding project. These increases were partially offset by net gains on the sale of OREO. The drop of $1.841 million, or 4%, in total operating expense in 2013 is mainly due to lower net costs on foreclosed assets, partially offset by higher salaries and benefits.

•	The Company had tax provisions of $6.191 million, or 29% of pre-tax income in 2014, and $3.093 million, or 19% of pre-tax income in 2013, and a tax benefit of $344,000 in 2012. The higher tax provisioning rate in 2014 and 2013 was due to higher taxable income relative to the Company’s available tax credits, and the tax benefit in 2012 was primarily the result of lower taxable income relative to the Company’s available tax credits.

The Company’s assets totaled $1.637 billion at December 31, 2014, relative to total assets of $1.410 billion at December 31, 2013. Total liabilities were $1.450 billion at the end of 2014 compared to $1.229 billion at the end of 2013, and shareholders’ equity totaled $187 million at December 31, 2014 relative to $182 million at December 31, 2013. The acquisition of Santa Clara Valley Bank (“SCVB”) in November 2014 had a significant impact on balance sheet growth for the year, including increases in loans, investments, and deposits as noted below, as well as the addition of a $1.064 million core deposit intangible and an increase of $1.364 million in goodwill. The following is a summary of key balance sheet changes during 2014.

•	Total assets increased by $227 million, or 16%. The increase in total assets resulted from higher loan balances and growth in investments, partially offset by reductions in foreclosed assets, balances due from the Federal Reserve Bank, and cash.

•	Gross loans and leases were up $167 million, or 21%, for the year in 2014. Loan growth was favorably impacted by the purchase of $33 million in residential mortgage loans, strong organic growth in agricultural real estate loans, mortgage warehouse loans, commercial real estate loans, and commercial loans, and $62 million in loans from our acquisition of SCVB. Growth in performing loan balances in 2014 was partially offset by a $17 million reduction in nonperforming loans. In 2013, loan volume was negatively impacted by a $97 million decline in mortgage warehouse loans resulting from lower credit line utilization, and a $16 million reduction in nonperforming loans.

•	Nonperforming assets ended 2014 at $25 million, representing a reduction of $21 million, or 46%, for the year. The net decline during 2014 is comprised of a $17 million reduction in loans on non-accrual status and a $4 million reduction in foreclosed assets. The Company’s ratio of nonperforming assets to loans plus foreclosed assets fell to 2.53% at December 31, 2014, from 5.62% at December 31, 2013.

•	Our allowance for loan and lease losses totaled $11.2 million as of December 31, 2014, a decline of $429,000, or 4%, relative to year-end 2013. The drop during 2014 was due to lower general reserves on performing loans, consistent with improvement in asset quality. The allowance fell to 1.16% of total loans at December 31, 2014 from 1.45% of total loans at December 31, 2013 due to credit quality improvement in the existing portfolio, rigorous underwriting standards for newly-originated loans, and the fact that SCVB loans were recorded on our books at their fair values.

•	Deposits reflect an increase of $193 million, or 16%, during 2014, but experienced no net growth in 2013. For 2014, the increase includes $108 million in deposits from the acquisition of SCVB and strong organic growth in core non-maturity deposits. In 2013, growth in non-maturity deposits was offset by the maturity of a brokered time deposit and the runoff of other time deposits managed by our Treasury Department.

•	Total capital increased by $5 million, or 3%, to $187 million at December 31, 2014. Despite the higher level of capital, risk-based capital ratios declined as capital was leveraged during the year to acquire SCVB and grow risk-adjusted assets. At December 31, 2014, the consolidated Company’s Total Risk-Based Capital Ratio was 18.44%, its Tier One Risk-Based Capital Ratio was 17.39%, and its Tier One Leverage Ratio was 12.99%.

Results of Operations

Net income was $15.240 million in 2014, an increase of $1.871 million, or 14%, relative to 2013. The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense is comprised of operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $52.325 million in 2014, compared to $48.564 million in 2013 and $50.581 million in 2012. This represents an increase of 8% in 2014, but a decline of 4% in 2013. The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following table shows, for each of the past three years, average balances for significant balance sheet categories and the amount of interest income or interest expense associated with each applicable category for the noted periods. The table also displays calculated yields on each major component of the Company’s investment and loan portfolios, average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin.

Distribution, Rate & Yield	Year Ended December 31,
(dollars in thousands, except footnotes)	2014			2013			2012
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Assets
Investments:
Federal funds sold/Due from banks	$24,552	$62	0.25%	$40,522	$102	0.25%	$26,558	$70	0.26%
Taxable	359,674	7,653	2.10%	309,944	4,899	1.56%	335,553	6,280	1.85%
Non-taxable	97,809	2,936	4.62%	86,591	2,737	4.79%	77,646	2,703	5.27%
Equity	2,474	90	3.59%	2,211	17	0.76%	1,755	84	4.72%
Total Investments	484,509	10,741	2.51%	439,268	7,755	1.74%	441,512	9,137	2.04%
Loans and Leases:(3)
Real Estate	631,878	33,524	5.31%	557,014	31,064	5.58%	558,121	32,981	5.91%
Agricultural	25,151	993	3.95%	25,660	1,011	3.94%	17,910	760	4.24%
Commercial	99,847	4,481	4.49%	99,402	5,059	5.09%	97,385	5,113	5.25%
Consumer	21,137	1,923	9.10%	25,980	2,121	8.16%	31,472	2,638	8.38%
Mortgage Warehouse	79,096	3,272	4.14%	92,711	4,618	4.98%	79,200	4,044	5.11%
Direct Financing Leases	2,311	125	5.41%	2,985	157	5.26%	4,551	229	5.03%
Other	561	62	11.05%	781	-	0.00%	694	-	0.00%
Total Loans and Leases	859,981	44,380	5.16%	804,533	44,030	5.47%	789,333	45,765	5.80%
Total Interest Earning Assets(4)	1,344,490	55,121	4.22%	1,243,801	51,785	4.28%	1,230,845	54,902	4.57%
Other Earning Assets	6,178			6,099			6,579
Non-Earning Assets	130,681			139,953			142,887
Total Assets	$1,481,349			$1,389,853			$1,380,311

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$104,808	$283	0.27%	$83,757	$281	0.34%	$69,281	$257	0.37%
NOW	244,085	338	0.14%	195,689	359	0.18%	194,249	556	0.29%
Savings Accounts	153,591	241	0.16%	133,019	285	0.21%	107,672	241	0.22%
Money Market	80,238	80	0.10%	71,339	94	0.13%	78,775	127	0.16%
CDAR's	12,645	11	0.09%	13,785	36	0.26%	17,999	52	0.29%
Certificates of Deposit<$100,000	77,563	326	0.42%	89,604	420	0.47%	106,403	619	0.58%
Certificates of Deposit>$100,000	202,196	691	0.34%	211,541	823	0.39%	223,611	1,154	0.52%
Brokered Deposits	5,940	94	1.58%	11,233	157	1.40%	15,000	202	1.35%
Total Interest Bearing Deposits	881,066	2,064	0.23%	809,967	2,455	0.30%	812,990	3,208	0.39%
Borrowed Funds:
Federal Funds Purchased	12	-	-	2	-	-	-	-	-
Repurchase Agreements	5,936	21	0.35%	2,876	13	0.45%	3,441	21	0.61%
Short Term Borrowings	3,502	4	0.11%	3,497	6	0.17%	15,234	37	0.24%
Long Term Borrowings	904	4	0.44%	1,041	33	3.17%	6,967	281	4.03%
TRUPS	30,928	703	2.27%	30,928	714	2.31%	30,928	774	2.50%
Total Borrowed Funds	41,282	732	1.77%	38,344	766	2.00%	56,570	1,113	1.97%
Total Interest Bearing Liabilities	922,348	2,796	0.30%	848,311	3,221	0.38%	869,560	4,321	0.50%
Non-interest Bearing Demand Deposits	355,395			348,579			319,501
Other Liabilities	17,213			16,184			18,551
Shareholders' Equity	186,393			176,779			172,699
Total Liabilities and Shareholders' Equity	$1,481,349			$1,389,853			$1,380,311

Interest Income/Interest Earning Assets			4.22%			4.28%			4.57%
Interest Expense/Interest Earning Assets			0.21%			0.26%			0.35%
Net Interest Income and Margin(5)		$52,325	4.01%		$48,564	4.02%		$50,581	4.22%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan Fees and loan acquisition FMV amortization were $(731,316), $(10,967) and $5,476 for the years ended December 31, 2014, 2013, and 2012 respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

The Volume and Rate Variances table below sets forth the dollar difference for the comparative periods in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balance multiplied by prior period rates, and rate variances are equal to the increase or decrease in rate times the prior period’s average balances. Variances attributable to both rate and volume changes, calculated by multiplying the change in rate by the change in average balance, have been allocated to the rate variance.

Volume & Rate Variances	Years Ended December 31,
(dollars in thousands)	2014 over 2013			2013 over 2012
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(40)	$-	$(40)	$37	$(5)	$32
Taxable	786	1,968	2,754	(479)	(902)	(1,381)
Non-taxable(1)	355	(156)	199	311	(277)	34
Equity	2	71	73	22	(89)	(67)
Total Investments	1,103	1,883	2,986	(109)	(1,273)	(1,382)

Loans and Leases:
Real Estate	6,860	(4,400)	2,460	(503)	(1,414)	(1,917)
Agricultural	9	(27)	(18)	339	(88)	251
Commercial	189	(767)	(578)	228	(282)	(54)
Consumer	(285)	1,436	1,151	(512)	(5)	(517)
Mortgage Warehouse	(678)	(2,017)	(2,695)	690	(116)	574
Direct Financing Leases	(33)	1	(32)	(71)	(1)	(72)
Other	-	62	62	-	-	-
Total Loans and Leases	6,062	(5,712)	350	171	(1,906)	(1,735)
Total Interest Earning Assets	$7,165	$(3,829)	$3,336	$62	$(3,179)	$(3,117)
Liabilities
Interest Bearing Deposits:
Demand
NOW	$71	$(69)	$2	$54	$(30)	$24
Savings Accounts	89	(110)	(21)	4	(201)	(197)
Money Market	44	(88)	(44)	57	(13)	44
CDAR's	12	(26)	(14)	(12)	(21)	(33)
Certificates of Deposit < $100,000	(3)	(22)	(25)	(12)	(4)	(16)
Certificates of Deposit > $100,000	(56)	(38)	(94)	(98)	(101)	(199)
Brokered Deposits	(36)	(96)	(132)	(62)	(269)	(331)
Total Interest Bearing Deposits	(74)	11	(63)	(51)	6	(45)
Borrowed Funds:	47	(438)	(391)	(120)	(633)	(753)
Federal Funds Purchased
Repurchase Agreements	-	-	-	-	-	-
Short Term Borrowings	14	(6)	8	(3)	(5)	(8)
Long Term Borrowings	-	(2)	(2)	(29)	(2)	(31)
TRUPS	(4)	(25)	(29)	(239)	(9)	(248)
Total Borrowed Funds	-	(11)	(11)	-	(60)	(60)
Total Interest Bearing Liabilities	10	(44)	(34)	(271)	(76)	(347)
Net Interest Income	57	(482)	(425)	(391)	(709)	(1,100)
	$7,108	$(3,347)	$3,761	$453	$(2,470)	$(2,017)

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for 2014 over 2013 was a favorable $7.108 million, due primarily to a $101 million increase in the average balance of interest-earning assets. The volume variance was enhanced by relatively strong growth in the average balances of lower-cost non-maturity deposits and higher-yielding real estate loans, although a disproportionate increase in lower-yielding investments offset that to some extent.

The impact of interest rate changes resulted in an unfavorable rate variance of $3.347 million in net interest income for 2014 relative to 2013. Our weighted average yield on interest-earning assets fell six basis points, due to a 31 basis point decline in loan yields stemming from continued competition for quality loans that was partially offset by a higher investment portfolio yield. Investment yields were up due to favorable trends in prepayment rates on mortgage-backed securities, which impacted the amortization of premiums and accretion of discounts. The weighted average cost of interest-bearing liabilities was eight basis points lower in 2014, primarily because of a drop in deposit rates. Even though this was larger than the decline in our yield on earning assets, the year-over-year rate variance was still unfavorable due to the volume differential between our interest-earning assets and interest-bearing liabilities. That differential averaged $395 million for 2013, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Partially alleviating the negative pressures on our rate variance was non-recurring interest income such as interest recovered on non-accrual loans and prepayment penalties, which, net of interest reversals for loans placed on non-accrual status, totaled $505,000 in 2014 relative to $330,000 in 2013.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.01% in 2014, an increase of one basis point relative to 2013. The principal developments favorably impacting our net interest margin in 2014 include a higher level of non-recurring interest income, an increase in investment yields, lower deposit rates, a shift from higher-cost time deposits into lower-cost non-maturity deposits, and the shift into higher-yielding real estate loans. Competitive pressures on loan yields largely offset those favorable factors.

Net interest income declined in 2013 relative to 2012 due to a drop of 20 basis points in our net interest margin, with the margin decline partially offset by growth of $13 million in average interest-earning assets. The principle negative factors impacting our net interest margin in 2013 were competitive pressures on loan yields and an increase in low-yielding average balances at the FRB. Partially offsetting the negative developments were a shift in average balances from non-deposit borrowings and higher-cost time deposits into lower-cost non-maturity deposits, an increase in the average balance of non-interest bearing demand deposits, and net interest recoveries in 2013 relative to net interest reversals in 2012.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings that are reflected in the income statement as the provision for loan and lease losses. The Company’s loan loss provision has been sufficient to maintain the allowance for loan and lease losses at a level that, in management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance, while principal recoveries on previously charged-off balances are credited back to the allowance.

Our loan loss provision was $350,000 for 2014, representing a reduction of $4.000 million, or 92%, relative to 2013. The provision was lower in 2014 due in part to a lower level of net charge-offs. Our net charge-offs were $779,000 in 2014 relative to $6.546 million in 2013, for a reduction of $5.767 million, or 88%. Over $3 million in principal recoveries on previously charged-off balances contributed to the drop in net charge-offs in 2014. Additional factors which helped reduce our need for building reserves via the loan loss provision in 2014 include the fact that the credit quality of our performing loan portfolio continues to improve, as newer loans have been underwritten utilizing more stringent criteria than older vintage loans.

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

Non-interest Revenue and Operating Expense

The table below sets forth the major components of the Company’s non-interest revenue and operating expense, along with relevant ratios, for the years indicated:

Non-Interest Income/Expense

(dollars in thousands)

	Year Ended December 31,
	2014	% of Total	2013	% of Total	2012	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$8,275	52.27%	$9,022	52.87%	$9,676	53.38%
Credit card fees	451	2.85%	462	2.71%	390	2.15%
Checkcard fees	3,908	24.69%	3,749	21.97%	2,787	15.38%
Other service charges and fees	2,336	14.76%	2,372	13.90%	2,060	11.36%
Bank owned life insurance income	1,278	8.07%	1,787	10.47%	1,420	7.83%
Gains on sale of loans	3	0.02%	129	0.76%	183	1.01%
Gain on sales securities	667	4.21%	6	0.04%	1,762	9.72%
(Loss) on tax credit investment	(1,161)	-7.33%	(1,063)	-6.23%	(395)	-2.18%
Other	74	0.46%	599	3.51%	243	1.35%
Total non-interest income	15,831	100.00%	17,063	100.00%	18,126	100.00%
As a % of average interest-earning assets		1.18%		1.37%		1.47%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	22,926	49.44%	21,920	48.91%	20,734	44.44%
Occupancy costs
Furniture and equipment	1,862	4.02%	1,964	4.38%	2,061	4.42%
Premises	4,482	9.66%	4,310	9.62%	4,320	9.26%
Advertising and promotion costs	2,205	4.75%	1,960	4.37%	1,771	3.80%
Data processing costs	2,716	5.86%	1,562	3.49%	1,318	2.82%
Deposit services costs	2,587	5.58%	2,405	5.37%	2,755	5.90%
Loan services costs
Loan processing	1,113	2.40%	999	2.23%	1,035	2.22%
Foreclosed Assets	(1,420)	-3.06%	1,529	3.41%	4,914	10.53%
Other operating costs
Telephone and data communications	1,283	2.77%	1,613	3.60%	1,549	3.32%
Postage and mail	775	1.67%	713	1.59%	718	1.54%
Other	716	1.54%	682	1.51%	765	1.65%
Professional services costs
Legal and accounting	1,244	2.68%	1,688	3.77%	1,252	2.68%
Acquisition costs	2,070	4.46%	-	-	-	-
Other professional services costs	2,110	4.55%	2,455	5.48%	2,202	4.72%
Stationery and supply costs	1,192	2.57%	657	1.47%	738	1.58%
Sundry & tellers	514	1.11%	358	0.80%	524	1.12%
Total other operating expense	$46,375	100.00%	$44,815	100.00%	$46,656	100.00%
As a % of average interest-earning assets		3.45%		3.60%		3.79%
Net non-interest income as a % of average interest-earning assets		-2.27%		-2.23%		-2.32%
Efficiency ratio (1)		66.75%		66.08%		66.39%

(1) Tax Equivalent

The Company’s results reflect reductions in total non-interest income of $1.232 million, or 7%, in 2014 relative to 2013, and $1.063 million, or 6%, for 2013 over 2012. While the primary reasons for declining non-interest income are discussed in greater detail below, several items of a non-recurring nature have had a significant impact over the past few years. In 2014, non-recurring income was comprised primarily of $667,000 in gains on the sale of investments. For 2013, non-recurring income items include $397,000 in life insurance proceeds and a $100,000 non-recurring signing incentive received in conjunction with our merchant processing vendor conversion. In 2012, we realized $1.762 million in gains on the sale of investments, had non-recurring accrual adjustments to costs associated with tax credit investments and other limited partnership investments, and received life insurance proceeds totaling $87,000. Variability in income on BOLI associated with deferred compensation plans also contributed to the year-to-year changes in total non-interest income.

The principal component of the Company’s non-interest revenue, namely service charges on deposit accounts, fell by $747,000, or 8%, in 2014 relative to 2013. The primary reason for the drop was lower fees received from customer overdrafts and returned items, but certain other service charges were also down due in part to fees waived in the course of our core system conversion in the first quarter of 2014. Deposit service charges also declined by $654,000, or 7%, in 2013 relative to 2012, mainly as the result of certain debit card interchange fees that were included with service charges on deposits in 2012 but which were reclassified to other service charges in 2013. The Company’s ratio of service charge income to average transaction account balances was 1.2% in 2014, down from 1.4% in 2013 and 1.7% in 2012.

The next line item under other operating income is credit card fees, which consist primarily of credit card interchange fees. Despite the sale of all credit card balances in 2007, we still receive a portion of the interchange and interest income from credit cards issued in our name. Credit card fees did not change materially in 2014 over 2013, but increased by $72,000, or 18%, in 2013 relative to 2012. Checkcard fees, which represent interchange fees from electronic funds transactions (“EFTs”), increased by $159,000, or 4%, in 2014 over 2013, and by $962,000, or 35%, in 2013 over 2012. The increase in 2014 can be explained by growth in our deposit account base, while the increase in 2013 includes the impact of the aforementioned reclassification of debit card interchange fees.

Other service charges and fees also constitute a relatively large portion of non-interest income, with the principal components consisting of ATM fees from transactions not associated with deposit customers (also referred to as foreign ATM fees), dividends on restricted stock, check printing fees, currency order fees, and other fees for merchant services. For 2014, fees on merchant accounts declined, including the impact of a $100,000 non-recurring incentive received in conjunction with our conversion to a new merchant processing vendor in the first quarter of 2013, but that drop was largely offset by increases in other areas, including dividends received on restricted stock. The increase of $312,000, or 15%, in 2013 over 2012 was also due in large part to higher dividends received on restricted stock.

Bank-owned life insurance income fell by $509,000, or 28%, in 2014 relative to 2013, but increased by $367,000, or 26%, in 2013 over 2012, due mainly to fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At December 31, 2014 the Company had $38.3 million invested in single-premium general account BOLI, including $2.1 million from the acquisition of SCVB. This BOLI generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly reduced income levels in recent periods. The SCVB BOLI added toward the end of 2014 should help mitigate the impact of any rate reductions in 2015. In addition to general account BOLI the Company had $4.7 million invested in separate account BOLI at December 31, 2014, which produces income that helps offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a gain on separate account BOLI totaling $315,000 in 2014 relative to a gain of $770,000 in 2013, for a year over year decrease of $455,000 in deferred compensation BOLI income. There was also a gain on separate account BOLI totaling $339,000 in 2012, for an increase of $431,000 in 2013 over 2012. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

Gains on the sale of loans dropped to immaterial levels in 2014 since the Company has been retaining almost all of the loans it originates. Loan servicing income has likewise dropped to insignificant levels in recent periods. We did, however, realize $667,000 in gains on the sale of investments in 2014 relative to only $6,000 for 2013. Investment gains totaled $1.762 million in 2012, due to the sale of approximately $49 million in mortgage-backed and municipal securities to provide additional liquidity for loan growth.

The next line item reflects pass-through losses associated with our investments in low-income housing tax credit funds and other limited partnership investments. Those costs, which are netted out of revenue, increased by $98,000, or 9%, in 2014 over 2013, and by $668,000, or 169%, in 2013 over 2012. Costs were lower in 2012 due to cumulative accrual adjustments that are not expected to be repeated.

Other non-interest income includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, life insurance proceeds, and other miscellaneous income. Other non-interest income was down $525,000 in 2014 relative to 2013 but increased by $356,000 in 2013 over 2012, due primarily to life insurance proceeds of $397,000 received in 2013. There was also a reduction of $71,000 in non-recurring gains on the disposition of equipment and other fixed assets in 2014. Income generated through the Company’s alliance with Investment Centers of America (“ICA”) has been included in this line item, but the Company terminated its affiliation with ICA effective July 31, 2014 so related income was down $52,000 in 2014. While non-interest income will continue to be negatively impacted in future periods, certain expenses associated with our ICA relationship will also be eliminated and the net financial impact on the Company is not expected to be material.

Total operating expense, or non-interest expense, increased by $1.560 million, or 3%, in 2014 over 2013, but declined by $1.841 million, or 4%, in 2013 relative to 2012. The increase in 2014 is centered in non-recurring acquisition costs, expenses associated with our core system conversion, and compensation costs, partially offset by substantial gains on the sale of foreclosed assets. The drop in 2013 was primarily due to lower net costs associated with foreclosed assets, partially offset by higher compensation costs. Non-interest expense includes the following items of a non-recurring nature: direct acquisition costs totaling $2.070 million in 2014; certain marketing expenses related to our acquisition and the rebranding initiative in 2014; a net OREO expense reversal of $1.420 million in 2014 due to gains on the sale of OREO; commissions totaling $290,000 paid with regard to the sale of certain nonperforming loans in 2014; credits totaling $155,000 received in 2014 for incorrect telecommunications billings in prior periods; net OREO expense of $1.529 million for 2013 and $4.914 million in 2012; and a $75,000 non-recurring expense offset in 2012 in conjunction with the renewal of our contract for debit transaction processing. Due to a higher level of earning assets in 2014, non-interest expense declined to 3.45% of average earning assets for 2014 from 3.60% in 2013 and 3.79% in 2012.

The largest component of operating expense, namely salaries and employee benefits, was up by $1.006 million, or 5%, in 2014 over 2013, and by $1.186 million, or 6%, in 2013 over 2012. In 2014, compensation expense was impacted by regular annual salary increases, as well as staffing associated with our acquisition which is ultimately expected to add around $2 million to annual compensation expense. Furthermore, increases in our accrual for officer bonuses, group health insurance premiums, and the Company’s matching contribution to its 401(k) plan added to expenses in 2014, as did approximately $190,000 in non-recurring overtime costs related to our core conversion, acquisition, and rebranding initiative. Those increases were partially offset by lower stock option expense in 2014. For 2013, the increase includes normal annual salary adjustments and strategic staff additions, and a higher accrual for officer bonuses. Additional components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $2.673 million for 2014, $2.804 million in 2013, and $2.745 million in 2012, with the fluctuations due to variability in successful organic loan origination activity. Employee deferred compensation expense accruals totaled $239,000 in 2014, relative to $451,000 in 2013 and $188,000 in 2012. As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Salaries and benefits increased to 49.44% of total operating expense in 2014, from 48.91% in 2013 and 44.44% in 2012. The number of full-time equivalent staff employed by the Company totaled 420 at the end of 2014, 389 at the end of 2013, and 399 at the end of 2012. The increase in 2014 is due primarily to the addition of Santa Clara Valley Bank staff.

Total rent and occupancy expense, including furniture and equipment costs, increased by $70,000, or 1%, in 2014 over 2013, but dropped by $107,000, or 2%, in 2013 relative to 2012. In 2014, premises costs were higher due primarily to higher utilities expense and costs associated with our newly-acquired branches. Occupancy expense was favorably impacted in 2013 by lower depreciation expense on furniture and equipment.

Advertising and marketing costs were up by $245,000, or 13%, in 2014 over 2013, and by $189,000, or 11%, in 2013 over 2012. The increase in 2014 was due to non-recurring costs incurred in conjunction with our 2014 rebranding efforts and the acquisition, as well as an $83,000 increase in charitable donations. The increase in 2013 was due to the enhancement of our direct-mail marketing campaign for deposits and an increase in image advertising, and certain expenses incurred in the fourth quarter of 2013 in connection with our 2014 rebranding initiative. We anticipate that marketing costs will be about the same in 2015 as in 2014, despite the elimination of non-recurring costs, due to expenses likely to be incurred in our new market areas.

Data processing costs increased by $1.154 million, or 74%, in 2014 over 2013, and by $244,000, or 19%, in 2013 over 2012. The increase in 2014 can be attributed to incremental ongoing costs stemming from our core banking system conversion and upgrades in the first quarter, and the acquisition in the fourth quarter. Costs were up in 2013 due in part to software that was purchased to facilitate more efficient loan origination and processing, including loan document imaging.

Deposit services costs increased by $182,000, or 8%, in 2014 over 2013, but dropped by $350,000, or 13%, in 2013 relative to 2012. As with data processing costs, most of the increase in deposit costs in 2014 is the result of ongoing costs associated with our software conversion and the acquisition. The drop in deposit costs in 2013 is due to lower electronic banking costs, lower costs for debit card processing, and smaller reductions in a few other areas.

Loan services costs are comprised of loan processing costs and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, increased by $114,000, or 11%, in 2014 over 2013, but declined slightly in 2013 relative to 2012. If not for $290,000 in non-recurring commissions paid in conjunction with the sale of certain nonperforming loans in 2014, loan processing costs would have improved due to expense reductions in various other categories. Net expenses on foreclosed assets, comprised of write-downs taken subsequent to re-appraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets, actually reflect an overall expense reversal for 2014 due to relatively large gains on the sale of OREO. This line item thus reflects an absolute difference of $2.949 million in 2014 relative to 2013, and was also down by $3.385 million, or 69%, for 2013 relative to 2012. In 2014, the largest impact came from a net gain of $2.253 million on the sale of OREO relative to a net loss of $223,000 in 2013. OREO write-downs and OREO operating expense were also down in 2014 relative to 2013, by $277,000 and $227,000, respectively. For 2013 relative to 2012, we also saw significant reductions in OREO operating expense due to declining levels of OREO and fewer losses on the sale of OREO. Foreclosed asset expenses have been trending down in recent years as real estate values in our markets have improved and real estate sales activity has increased, but we do not expect a recurrence of large gains on the sale of OREO such as those realized in 2014.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense was reduced by $330,000, or 20%, in 2014 relative to 2013, but increased by $64,000, or 4%, in 2013. The reduction in 2014 was due in part to $155,000 in credits received in 2014 for prior-period overpayments, and also includes the impact of new contract rates and the incorporation of infrastructure efficiencies. The increase in 2013 was due to rate increases as well as costs associated with the addition and enhancement of data circuits. Postage expense increased by $62,000, or 9%, in 2014 over 2013, but was about the same in 2013 as in 2012. The increase in 2014 is the result of additional mailings to customers in conjunction with our core banking system conversion, the rebranding initiative, and the acquisition. Other miscellaneous costs increased by $32,000, or 5%, in 2014, but fell by $83,000, or 11%, in 2013. The increase in 2014 is primarily due to staff travel and meal costs, which were higher than normal during the conversion and the acquisition. The drop in 2013 was due to lower depreciation on operating leases, partially offset by higher recruiting and training costs.

Legal and accounting costs were down $444,000, or 26%, in 2014 relative to 2013, but increased by $436,000, or 35%, in 2013 over 2012. The drop in 2014 is due primarily to lower loan review costs and a drop in lending-related legal expense incidental to our improvement in credit quality, as well as lower external audit expense. The increase in 2013 resulted mainly from an increase in legal costs associated with loan collections and higher loan review costs.

Acquisition costs include one-time expenses directly attributable to our acquisition of Santa Clara Valley Bank, which totaled $2.070 million in 2014. Those expenses are comprised primarily of financial advisor fees, legal costs, severance and retention amounts paid or expected to be paid to SCVB employees, the write-off of furniture, fixtures and equipment that will not be utilized by the Company, software conversion costs, and termination fees on certain SCVB contracts for redundant services.

Other professional services costs include FDIC assessments and other regulatory costs, directors’ costs, certain insurance costs, and professional recruiting fees among other things. This category fell by $344,000, or 14%, in 2014, but increased by $253,000, or 11%, in 2013. The drop in 2014 includes a $71,000 reduction in regulatory assessments, but for both 2014 and 2013 the variances were primarily caused by fluctuations in directors deferred compensation expense, which totaled $197,000 in 2014, $482,000 in 2013 and $187,000 in 2012. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal.

Stationery and supply costs increased by $535,000, or 81%, in 2014 over 2013, but were reduced by $81,000, or 11%, in 2013 relative to 2012. Some of the increase in 2014 was due to the rebranding initiative and the conversion, but the bulk of the increase represents recurring costs incidental to our core system conversion. Our utilization of forms and supplies has not materially increased, but prior to the conversion the cost of certain forms and supplies was included with data processing costs. The post-conversion process facilitates the separation of those costs, which are now reflected more properly with stationery and supplies. The reduction in 2013 was due primarily to a change in vendors, and would have been even greater if not for the write-off of certain stationery and supplies in anticipation of the rebranding initiative.

Sundry and teller costs increased by $156,000, or 44%, in 2014, due to an increase in debit card losses and other operations-related charge-offs. These costs were reduced by $166,000, or 32%, in 2013 relative to 2012 due to a high level of debit card fraud in 2012.

The Company’s tax-equivalent overhead efficiency ratio increased slightly, to 66.75% in 2014 relative to 66.08% in 2013 and 66.39% in 2012. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses, investment gains/losses, OREO gains/losses, acquisition costs and certain other non-recurring items excluded from the equation.

Income Taxes

The Company sets aside a provision for income taxes on a monthly basis. As indicated in Note 10 to the consolidated financial statements, the amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences between book and taxable income, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, tax credits, and certain book expenses that are not allowed as tax deductions. Because of the relatively high portion of the Company’s pretax income that consists of tax-exempt interest income and BOLI income, and the level of tax credits available in relation to our pre-credit tax liability as calculated for book purposes, our tax accrual rate is very sensitive to changes in pretax income.

 Our income tax provision for 2014 was $6.191 million, or 29% of pre-tax income. The Company’s income tax provision was $3.093 million, or 19% of pre-tax income in 2013, and we had a tax benefit of $344,000 in 2012. The higher income tax provisioning rate in 2014 is due to an increase in taxable income, and the loss of certain California state income tax credits and deductions. The negative provision in 2012 was primarily the result of lower taxable income relative to the Company’s available tax credits.

The Company’s investments in state, county and municipal bonds provided $2.936 million in federal tax-exempt income in 2014, $2.737 million in 2013, and $2.703 million 2012. Our bank-owned life insurance also generated $1.278 million in tax-exempt income in 2014, relative to $1.787 million in 2013 and $1.420 million in 2012. Tax credits currently include California state tax employment credits, as well as those generated by our investments in low-income housing tax credit funds. We had a total of $5.8 million invested in low-income housing tax credit funds as of December 31, 2014, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $1.0 million in credits available for the 2014 tax year and $1.3 million in tax credits utilized in 2013. The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. Because we have not invested in additional tax credit funds for the past few years, the level of low-income housing tax credits available for future years will taper off until they are substantially utilized by the end of 2018. That means that even if taxable income stayed at the same level through 2018, our tax accrual rate would gradually increase. Effective January 1, 2014, changes in California tax law eliminated certain state tax credits and deductions, which had a negative impact on our tax accrual rate.

Financial Condition

Assets totaled $1.637 billion at the end of 2014, reflecting an increase of $227 million, or 16%, for the year due to growth in gross loan balances and investments, partially offset by reductions in foreclosed assets and balances due from the Federal Reserve Bank. As noted above and outlined in further detail below, the acquisition of Santa Clara Valley Bank in November 2014 had a material impact on balance sheet growth for the year. Loan volume was favorably impacted by $62 million in SCVB loans, the purchase of $33 million in residential mortgage loans, and strong organic growth. Total nonperforming assets continue to trend down, and our allowance for loan and lease losses was reduced in 2014 due to the improvement in asset quality. Investment balances were up due to the addition of $44 million in SCVB investment securities, and the purchase of mortgage-backed securities as we deployed excess liquidity. Total deposits experienced a strong increase in 2014, as a result of the acquisition as well as strong customer deposit growth in our branches. Non-deposit borrowings also increased during 2014, due in part to the addition of SCVB’s longer-term Federal Home Loan Bank borrowings.

We have maintained a very strong capital position throughout the recession and in the ensuing years, due to our registered direct offering in 2010 and private placement in 2009 combined with increases in retained earnings in the normal course of business. Furthermore, our liquidity position has been exceptionally strong for the past few years due to robust growth in customer deposits and the runoff of a large volume of wholesale-sourced brokered deposits and other borrowings, in addition to a substantial increase in unpledged liquid investments. Our healthy capital position and access to liquidity resources position us to take advantage of potential growth opportunities, although no assurance can be provided in that regard. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

Loan and Lease Portfolio

The Company’s loan and lease portfolio represents the single largest portion of invested assets, substantially greater than the investment portfolio or any other asset category, and the quality and diversification of the loan and lease portfolio are important considerations when reviewing the Company’s financial condition. The Company is not involved with chemicals or toxins that might have an adverse effect on the environment, thus its primary exposure to environmental legislation is through its lending activities. The Company’s lending procedures include steps to identify and monitor this exposure in an effort to avoid any related loss or liability. The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2010 through 2014, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated. The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs. Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution

(dollars in thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Real Estate:
1-4 family residential construction	$5,858	$1,720	$3,174	$8,488	$13,866
Other Construction/Land	19,908	25,531	28,002	40,060	52,047
1-4 family - closed-end	114,259	87,024	99,917	104,953	105,459
Equity Lines	49,717	53,723	61,463	66,497	70,783
Multi-family residential	18,718	8,485	5,960	8,179	10,962
Commercial RE- owner occupied	218,654	186,012	182,614	183,070	187,970
Commercial RE- non-owner occupied	132,077	106,840	92,808	105,843	120,500
Farmland	145,039	108,504	71,851	60,142	61,293
Total Real Estate	704,230	577,839	545,789	577,232	622,880
Agricultural	27,746	25,180	22,482	17,078	13,457
Commercial and Industrial	113,771	103,262	112,328	98,933	110,846
Mortgage Warehouse Lines	106,021	73,425	170,324	28,224	12,772
Consumer loans	18,885	23,536	28,872	36,124	45,585
Total Loans and Leases	$970,653	$803,242	$879,795	$757,591	$805,540
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.60%	0.21%	0.35%	1.12%	1.72%
Other Construction/land	2.05%	3.18%	3.18%	5.29%	6.46%
1-4 family - closed-end	11.77%	10.83%	11.36%	13.85%	13.09%
Equity Lines	5.12%	6.69%	6.99%	8.78%	8.79%
Multi-family residential	1.93%	1.06%	0.68%	1.08%	1.36%
Commercial RE- owner occupied	22.53%	23.16%	20.76%	24.16%	23.33%
Commercial RE- non-owner occupied	13.61%	13.30%	10.55%	13.97%	14.96%
Farmland	14.94%	13.51%	8.17%	7.94%	7.61%
Total Real Estate	72.55%	71.94%	62.04%	76.19%	77.32%
Agricultural	2.86%	3.13%	2.56%	2.25%	1.67%
Commercial and Industrial	11.72%	12.86%	12.76%	13.06%	13.76%
Mortgage Warehouse Lines	10.92%	9.14%	19.36%	3.73%	1.59%
Consumer loans	1.95%	2.93%	3.28%	4.77%	5.66%
	100.00%	100.00%	100.00%	100.00%	100.00%

Excluding the fluctuations caused by variability in outstanding balances on mortgage warehouse lines, the Company experienced limited growth or runoff in loan and lease balances from 2010 through 2013 due to reductions associated with the resolution of impaired loans, weak loan demand, stringent underwriting standards, and intense competition. In 2014, however, net growth in outstanding balances totaled $167 million, or 21%, with only $33 million of that growth coming from mortgage warehouse loans. The Company’s loan growth in 2014 includes $62 million in SCVB loans, the purchase of $33 million in residential mortgage loans, and strong organic growth in agricultural real estate loans, commercial real estate loans, and commercial loans. Reclassifications made in the course of our core conversion contributed to the increase in real estate loans but understate the true increase in commercial loans.

Real estate loans classified as 1-4 family closed-end loans increased $27 million, or 31%, due to the aforementioned purchase of well-underwritten, newer vintage residential mortgage loans which had an expected average life of about eight years at the time of purchase. Management views the loan purchase primarily as a liquidity deployment strategy rather than a loan growth strategy. Residential construction loans were up $4 million and multi-family residential loans increased $10 million, but equity lines fell by $4 million, or 7%, in 2014. Aggregate commercial real estate loans, which is the principal loan category impacted by the SCVB acquisition, increased $58 million, or 20%. We are also benefiting from escalating commercial real estate activity in certain markets in our footprint, and as previously noted this category was favorably impacted by the reclassification of $11 million in loans as “real estate” from “commercial and industrial” in the course of our core conversion. Real estate loans secured by farmland increased $37 million, or 34%, due to continued strong agricultural activity. Agricultural production loans were also up $3 million, or 10%. The commercial and industrial loan category, which also gained balances via the acquisition, reflects an increase of $11 million, or 10%, and would have increased even more if not for the conversion-related reclassifications. Outstanding balances on mortgage warehouse lines were up $33 million, or 44%, since utilization on lines increased to 47% at December 31, 2014 from 26% at December 31, 2013. Mortgage lending activity is strongly correlated to interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. Consumer loans have been trending down due to weak demand and tightened credit criteria, and this category again experienced net runoff of $5 million, or 20%, in 2014. While not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2014, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity

(dollars in thousands)

	As of December 31, 2014
		Three months				Floating rate:
	Three months	to twelve	One to five			due after one	Fixed rate: due
	or less	months	years	Over five years	Total	year	after one year
Real Estate	$29,337	$37,412	$84,085	$553,396	$704,230	$377,402	$260,079
Agricultural	4,347	19,515	1,962	1,922	27,746	1,583	2,301
Commercial and Industrial	6,270	34,245	24,414	48,842	113,771	24,112	49,144
Mortgage warehouse lines	-	106,021	-	-	106,021	-	-
Consumer Loans	1,025	1,311	5,874	10,675	18,885	899	15,650
Total	$40,979	$198,504	$116,335	$614,835	$970,653	$403,996	$327,174

For a comprehensive discussion of the Company’s liquidity position, balance sheet re-pricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company makes commitments to extend credit to its customers in the normal course of business, as long as there are no violations of conditions established in contractual arrangements. The effect on the Company’s revenues, expenses, cash flows and liquidity from unused portions of commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized. Unused commitments to extend credit totaled $367 million at December 31, 2014, as compared to $421 million at December 31, 2013. The reduction during 2014 was primarily due to a drop in undisbursed commitments on mortgage warehouse lines, resulting from increased line utilization. Unused commitments fell to 38% of gross loans and leases outstanding at December 31, 2014, from 52% at December 31, 2013. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $14 million at December 31, 2014 and $17 million at December 31, 2013. Off-balance sheet obligations pose potential credit risk to the Company, and a $304,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2014. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2014, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$36,928	$4,000	$2,000	$-	$30,928
Operating lease obligations	7,829	1,143	2,099	1,499	3,088
Other long-term obligations	914				914
Total	$45,671	$5,143	$4,099	$1,499	$34,930

Nonperforming Assets

Nonperforming assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. If the Company grants a concession to a borrower in financial difficulty the loan falls into the category of a troubled debt restructuring (“TDR”), which may be classified as either nonperforming or performing depending on the loan’s accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming Assets and Performing TDRs

(dollars in thousands)

	As of December 31,
	2014	2013	2012	2011	2010
Real Estate:
1-4 family residential construction	$-	$-	$153	$2,244	$4,057
Other Construction/Land	3,547	5,528	11,163	4,083	6,185
1-4 family - closed-end	3,042	13,168	15,381	7,605	4,894
Equity Lines	1,049	778	1,026	1,309	1,239
Multi-family residential	171	-	-	2,941	-
Commercial RE- owner occupied	3,417	5,516	5,314	7,086	7,412
Commercial RE- non-owner occupied	7,754	8,058	11,642	13,958	14,704
Farmland	51	282	1,933	6,919	405
TOTAL REAL ESTATE	19,031	33,330	46,612	46,145	38,896
Agricultural	-	470	664	-	-
Commercial and Industrial	821	2,622	4,545	7,230	5,445
Direct finance leases	-	-	135	591	501
Consumer loans	826	992	1,138	2,144	1,112
TOTAL NONPERFORMING LOANS (1)	$20,678	$37,414	$53,094	$56,110	$45,954

Foreclosed assets	3,991	8,185	19,754	15,364	20,691
Total nonperforming assets	$24,669	$45,599	$72,848	$71,474	$66,645
Performing TDRs (1)	$12,359	$15,239	$18,652	$36,058	$12,465
Nonperforming loans as a % of total gross loans and leases	2.13%	4.66%	6.03%	7.41%	5.70%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	2.53%	5.62%	8.10%	9.25%	8.07%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

At the end of 2006, prior to the recession, NPAs totaled less than $1 million and comprised only 0.08% of total loans and leases plus foreclosed assets. They subsequently escalated to as high as $80 million, or close to 9% of total loans and leases plus foreclosed assets at September 30, 2009, due to deterioration in economic conditions and the associated negative impact on our borrowers. By the end of 2014 total NPAs had declined to $24.7 million, or less than 3% of gross loans and leases plus foreclosed assets, in response to better economic conditions and our concerted efforts to improve credit quality. This contraction in NPAs includes a drop of $21 million, or 46%, during 2014, comprised of a $17 million reduction in nonperforming loans and a $4 million reduction in foreclosed assets. The balance of nonperforming loans at December 31, 2014 includes $4.8 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. We also had $12.4 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2014, a reduction of $2.9 million, or 19%, relative to performing TDRs at December 31, 2013. Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

Non-accruing loan balances secured by real estate comprised $19.0 million of total nonperforming loans at December 31, 2014, down $14.3 million, or 43%, since December 31, 2013. The gross reduction in nonperforming real estate loans totaled $21.7 million during 2014, due in part to the sale of $10 million in nonperforming loans and a material pay-down on one of our largest nonperforming loans, but reductions were partially offset by the migration of $7.4 million in real estate loans to non-accrual status. Nonperforming ag production loans were down $470,000, to a balance of zero at year-end 2014. Nonperforming commercial loans declined by $1.8 million, or 69%, in 2014, ending the period at $821,000. Nonperforming consumer loans, which are largely unsecured, declined by $166,000, or 17%, to a balance of $826,000 at December 31, 2014.

As noted above, foreclosed assets were reduced by $4.2 million, or 51%, in 2014, due to OREO sold or written down to current fair values during the year. At December 31, 2014 foreclosed assets had an aggregate carrying value of $4.0 million, comprised of 24 properties classified as OREO and 3 mobile homes. Much of our OREO at year-end 2014 consisted of vacant lots or land, but there were also two residential properties totaling $386,000 and 8 commercial properties with a combined book balance of $1.2 million. At the end of 2013 foreclosed assets totaled $8.2 million, comprised of 33 properties in OREO and five mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed or marketed. Collection efforts are continuously pursued for all nonperforming loans, but no assurance can be provided that they will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. Note 2 to the consolidated financial statements provides a more comprehensive discussion of the accounting guidance we conform to and the methodology we use to determine an appropriate allowance for loan and lease losses.

The Company’s allowance for loan and lease losses was $11.2 million as of December 31, 2014, down slightly from the $11.7 million balance at December 31, 2013. Due to loan growth and credit quality improvement, and the fact that Santa Clara Valley Bank loans were acquired at their fair values, the overall allowance declined to 1.16% of total loans at December 31, 2014 from 1.45% at December 31, 2013. Because of the reduction in nonperforming loans, the ratio of the allowance to nonperforming loans increased to 54.40% at December 31, 2014, from 31.21% at December 31, 2013. In addition to our allowance for loan and lease losses, a $304,000 allowance for potential losses inherent in unused commitments is included in other liabilities as of December 31, 2014.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands)

	As of and for the years ended December 31,
Balances:	2014	2013	2012	2011	2010
Average gross loans and leases outstanding during period	$859,981	$804,533	$789,333	$767,901	$851,292
Gross loans and leases held for investment	$970,653	$803,242	$879,795	$757,591	$804,626

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,677	$13,873	$17,283	$21,138	$23,715
Provision charged to expense	350	4,350	14,210	12,000	16,680
Charge-offs
Real Estate:
1-4 family residential construction	-	-	46	1,389	1,706
Other Construction/Land	135	625	1,994	1,807	4,579
1-4 Family - closed-end	431	454	1,763	795	1,400
Equity Lines	828	1,131	1,234	1,776	596
Multi-family residential	-	-	1,262	-	97
Commercial RE- owner occupied	171	933	2,117	1,306	946
Commercial RE - non-owner occupied	45	523	2,522	3,027	1,358
Farmland	19	539	170	496	27
TOTAL REAL ESTATE	1,629	4,205	11,108	10,596	10,709
Agricultural	124	473	634	-	-
Commercial and Industrial	625	1,668	4,468	3,637	5,937
Mortgage Warehouse Lines	-	-	-	-	-
Consumer Loans	1,837	1,917	2,568	2,754	3,691
Total	4,215	8,263	18,778	16,987	20,337
Recoveries
Real Estate:
1-4 family residential construction	38	-	7	133	25
Other Construction/Land	702	174	61	38	13
1-4 Family - closed-end	317	58	40	23	41
Equity Lines	273	118	21	4	41
Multi-family residential	-	36	-	-	-
Commercial RE- owner occupied	504	60	104	71	-
Commercial RE - non-owner occupied	79	172	12	148	-
Farmland	-	-	57	1	-
TOTAL REAL ESTATE	1,913	618	302	418	120
Agricultural	6	-	-	-	-
Commercial and Industrial	801	802	578	451	684
Mortgage Warehouse Lines	-	-	-	-	-
Consumer Loans	716	297	278	263	276
Total	3,436	1,717	1,158	1,132	1,080
Net loan charge offs (recoveries)	779	6,546	17,620	15,855	19,257
Balance	$11,248	$11,677	$13,873	$17,283	$21,138

RATIOS
Net Loan and Lease Charge-offs to Average Loans and Leases	0.09%	0.81%	2.23%	2.06%	2.26%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	1.16%	1.45%	1.58%	2.28%	2.63%
Allowance for Loan Losses to Non-Performing Loans	54.40%	31.21%	26.13%	30.80%	46.00%
Net Loan and Lease Charge-offs to Allowance for Loan Losses at End of Period	6.93%	56.06%	127.01%	91.74%	91.10%
Net Loan Charge-offs to Provision for Loan and Lease Losses	222.57%	150.48%	124.00%	132.13%	115.45%

As shown in the table immediately above, the Company’s provision for loan and lease losses, which is credited to the allowance, was decreased by $4.000 million, or 92%, in 2014 relative to 2013. The dollar volume of net loan losses charged off against the allowance also declined by $5.767 million, or 88%. Our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, and any shortfall in the allowance identified pursuant to our analysis of probable losses is covered by the end of each reporting period. Our allowance for probable losses on specifically identified impaired loans increased slightly during 2014 due to loss reserves established for loans migrating from non-impaired to impaired status during the year, partially offset by the charge-off of losses against the allowance. The allowance for probable losses inherent in non-impaired loans declined by $527,000, despite higher loan balances, as a reflection of continued improvement in the credit quality of non-impaired loans. Additional details on our provision for loan and lease losses and its relationship to actual charge-offs is contained above in the “Provision for Loan and Lease Losses” section.

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

Allocation of Allowance for Loan and Lease Losses

(dollars in thousands)

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	% Total (1) Loans	Amount	%Total (1) Loans

Real Estate	$6,243	72.55%	$5,544	71.94%	$8,034	62.04%	$8,260	76.19%	$10,143	77.32%
Agricultural	986	2.86%	978	3.13%	258	2.56%	19	2.25%	62	1.67%
Commercial and Industrial (2)	1,944	22.64%	3,787	22.00%	3,467	32.12%	6,396	16.78%	7,937	15.35%
Consumer Loans	1,765	1.95%	1,117	2.93%	2,114	3.28%	2,608	4.77%	2,996	5.66%
Unallocated	310	-	251	-	-	-	-	-	-	-
Total	$11,248	100.00%	$11,677	100.00%	$13,873	100.00%	$17,283	100.00%	$21,138	100.00%

(1) Represents percentage of loans in category to total loans

(2) Includes mortgage warehouse lines

The Company’s allowance for loan and lease losses at December 31, 2014 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

Investments

The Company’s investments consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the investment of temporary excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $514 million, or 31% of total assets at December 31, 2014, compared to $452 million, or 32% of total assets at December 31, 2013.

We had no fed funds sold at December 31, 2014 or 2013, and interest-bearing balances held at other banks dropped to $2 million at December 31, 2014 from $27 million at December 31, 2013 as excess liquidity was invested in higher-yielding longer-term bonds. The Company’s investment securities reflect an increase of $87 million, or 20%, during 2014, due to $44 million in bonds added via the Santa Clara Valley Bank acquisition and the purchase of mortgage-backed securities as we deployed excess liquidity. The Company carries investments on its books at their fair market values. Although the Company currently has the intent and the ability to hold the securities in its investment portfolio to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investments for the past three years:

Investment Portfolio-Available for Sale

(dollars in thousands)

	As of December 31,
	2014		2013		2012
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value

US Government Agencies	$26,959	$27,270	$5,395	$5,304	$2,987	$2,973
Mortgage-backed securities	378,339	381,442	320,223	320,721	298,806	301,389
State and political subdivisions	98,056	100,949	97,361	96,563	70,736	73,986
Equity securities	1,210	2,222	1,336	2,456	1,336	1,840
Total securities	$504,564	$511,883	$424,315	$425,044	$373,865	$380,188

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $7.319 million at December 31, 2014, up from a net unrealized gain of $729,000 at December 31, 2013 due to higher market values resulting from a drop in longer-term interest rates in 2014. The rate decline had a sizeable impact on the carrying values of our mortgage-backed securities and municipal bonds, in particular. All of the bonds from the acquisition of SCVB in November 2014 were booked at their fair values as of the acquisition date, with no unrealized gain or loss at the time.

The value of U.S. Government agency securities increased by $22 million, or 414%, during 2014, due primarily to bonds from the acquisition. Mortgage-backed securities increased by $61 million, or 19%, due to the acquisition, bond purchases, and higher market values. New purchases also pushed the balance of municipal bonds up by $4 million, or 5%, due to bond purchases and higher market values. It should be noted that all newly purchased municipal bonds have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment. None of the securities from SCVB were municipal bonds. We sold one of our equity positions for a realized gain of $238,000 in the fourth quarter of 2014, thus the market value of our equity securities reflects a drop of $234,000, or 10%, for the year.

Investment securities pledged as collateral for FHLB borrowings, repurchase agreements, public deposits and for other purposes as required or permitted by law totaled $141 million at December 31, 2014 and $164 million at December 31, 2013, leaving $369 million in unpledged debt securities at December 31, 2014 and $258 million at December 31, 2013. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if necessary, totaled $25 million at December 31, 2014 and $67 million at December 31, 2013.

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2014. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to prepay certain obligations.

Maturity and Yield of Available for Sale Investment Portfolio

(dollars in thousands)

	December 31, 2014
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US government agencies	$-	0.00%	$10,346	2.03%	$12,763	2.47%	$4,161	3.02%	$27,270	2.39%
Mortgage-backed securities	3,471	2.40%	325,082	2.20%	52,425	2.56%	464	3.02%	381,442	2.25%
State and political subdivisions	694	5.74%	14,795	6.00%	34,395	4.91%	51,065	4.07%	100,949	4.65%
Other equity securities	-	-	-	-	-	-	2,222	-	2,222	-

Total securities	$4,165		$350,223		$99,583		$57,912		$511,883

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $48 million, or 3% of total assets at December 31, 2014, and $51 million, or 4% of total assets at December 31, 2013. The actual balance of cash and due from banks at any given time depends on the timing of collection of outstanding cash items (checks), among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds. Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. Our $39 million average for non-earning cash and due from banks in 2014 is slightly higher than the average for 2013, and the average is expected to increase again in 2015 due to cash needed for the SCVB branches added in November 2014.

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

Premises and Equipment

(dollars in thousands)

	As of December 31,
	2014			2013			2012
	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value
Land	$3,019	$-	$3,019	$2,607	$-	$2,607	$2,607	$-	$2,607
Buildings	16,348	8,105	8,243	15,818	7,689	8,129	15,720	7,259	8,461
Furniture and equipment	18,397	13,919	4,478	17,829	14,487	3,342	20,476	16,562	3,914
Leasehold improvements	10,850	4,784	6,066	10,536	4,226	6,310	10,496	3,652	6,844
Construction in progress	47	-	47	5	-	5	4	-	4
Total	$48,661	$26,808	$21,853	$46,795	$26,402	$20,393	$49,303	$27,473	$21,830

Net premises and equipment increased by $1.5 million, or 7%, in 2014, due mainly to fixed assets added via the acquisition of SCVB and new equipment purchased in conjunction with our core system conversion. The net book value of the Company’s premises and equipment was 1.3% of total assets at December 31, 2014, and 1.4% at December 31, 2013. Depreciation and amortization included in occupancy and equipment expense was $2.1 million for both 2014 and 2013.

Other Assets

The Company’s goodwill and other intangible assets totaled $8.0 million at December 31, 2014 relative to $5.5 million at December 31, 2013. The balance at December 31, 2013 consists solely of goodwill that was generated in connection with our acquisition of Sierra National Bank in 2000, while the increase during 2014 represents the goodwill and core deposit intangible created by our acquisition of Santa Clara Valley Bank. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment. Because the estimated fair value of the Company exceeded its book value (including goodwill and intangible assets) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that goodwill and other intangible assets were not impaired.

The net cash surrender value of the Company’s bank-owned life insurance increased to $43.0 million at December 31, 2014 from $39.4 million at December 31, 2013, due to $2.1 million in BOLI from SCVB and the addition of BOLI income to the outstanding net cash surrender value during the course of the year. Refer to the the “Non-Interest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income it generates.

The line item for “other assets” on the Company’s balance sheet totaled $37.5 million at December 31, 2014, relative to $40.5 million at December 31, 2013. The $3.0 million decrease is primarily due to lower prepaid current taxes and a declining level of tax credit funds, partially offset by a higher balance of restricted stock and a higher level of accrued interest receivable. At year-end 2014, other assets included as its largest components a net deferred tax asset of $12.8 million, a $7.0 million investment in restricted stock, accrued interest receivable totaling $5.9 million, a $5.8 million investment in low-income housing tax credit funds, and a $1.5 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco (“FHLB”) stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

Deposits

Deposits are another key balance sheet component impacting our net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid on deposits by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section under Results of Operations–Net Interest Income and Net Interest Margin. A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table:

Deposit Distribution

(dollars in thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Interest Bearing Demand Deposits	$110,840	$82,408	$84,655	$68,777	$-
Non-interest Bearing Demand Deposits	390,897	365,997	352,597	300,045	251,908
NOW	275,494	200,313	196,771	187,155	184,360
Savings	167,655	144,162	118,547	91,376	74,682
Money Market	117,907	73,132	71,222	76,396	156,170
CDAR's < $100,000	572	437	791	943	1,614
CDAR's ≥ $100,000	10,727	12,919	14,274	17,119	31,652
Customer Time deposit < $100,000	79,292	79,261	101,893	106,610	164,223
Customer Time deposits ≥ $100,000	208,311	205,550	218,284	222,847	187,665
Brokered Deposits	5,000	10,000	15,000	15,000	-
Total Deposits	$1,366,695	$1,174,179	$1,174,034	$1,086,268	$1,052,274

Percentage of Total Deposits
Interest Bearing Demand Deposits	8.11%	7.02%	7.21%	6.33%	0.00%
Non-interest Bearing Demand Deposits	28.60%	31.17%	30.03%	27.62%	23.94%
NOW	20.16%	17.06%	16.76%	17.23%	17.52%
Savings	12.27%	12.28%	10.10%	8.41%	7.10%
Money Market	8.63%	6.23%	6.07%	7.03%	14.84%
CDAR's < $100,000	0.04%	0.04%	0.07%	0.09%	0.15%
CDAR's ≥ $100,000	0.78%	1.10%	1.22%	1.58%	3.01%
Customer Time deposit < $100,000	5.80%	6.75%	8.68%	9.81%	15.61%
Customer Time deposits > $100,000	15.24%	17.50%	18.58%	20.52%	17.83%
Brokered Deposits	0.37%	0.85%	1.28%	1.38%	-
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Total deposit balances increased by $193 million, or 16%, during 2014, due to $108 million in deposits added through the acquisition of SCVB and strong organic growth in core non-maturity deposits. Non-maturity deposits were up $197 million, or 23%, for the year, including over $90 million in non-maturity deposits from the acquisition. The growth in non-maturity deposits during 2014 occurred in the following categories: transaction accounts, comprised of demand deposits and NOW accounts, which increased $129 million, or 20%; savings deposits, which increased $23 million, or 16%; and money market balances, which were up $45 million, or 61%. Of note, about $40 million in non-interest bearing account balances were transitioned to interest-bearing transaction accounts in the course of our core conversion in February 2014, thus impacting the variances within transaction accounts. Aggregate customer time deposits, including CDARs deposits which are primarily sourced from customers in our market areas, were static for the year, while wholesale-sourced brokered deposits were reduced by $5 million, or 50%. Excluding the boost provided by SCVB deposits, time deposits have been trending down due in large part to the intentional non-renewal of deposits managed by our Treasury Department. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for retention and growth, although no assurance can be provided with regard to core deposit growth or potential runoff.

The scheduled maturity distribution of the Company’s time deposits at the end of 2014 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2014
	Three months	Three to six	Six to twelve	One to three	Over three
	or less	months	months	years	years	Total
CDAR's	$9,055	$1,346	$898	$-	$-	$11,299
Time Certificates of Deposit < $100,000	50,516	15,551	12,384	4,519	1,322	84,292
Other Time Deposits > $100,000	162,709	26,566	16,074	2,153	809	208,311
Total	$222,280	$43,463	$29,356	$6,672	$2,131	$303,902

Other Borrowings

The Company’s non-deposit borrowings may, at any given time, include fed funds purchased from correspondent banks, borrowings from the Federal Home Loan Bank, advances from the Federal Reserve Bank, securities sold under agreement to repurchase, and/or junior subordinated debentures. The Company uses short-term FHLB advances and fed funds purchased on uncommitted lines to support liquidity needs created by seasonal deposit flows, to temporarily satisfy funding needs from increased loan demand, and for other short-term purposes. The FHLB line is committed, but the amount of available credit depends on the level of pledged collateral.

Total non-deposit interest-bearing liabilities increased by $25 million, or 69%, in 2014, due to an increase in overnight borrowings from the Federal Home Loan Bank to support strong loan growth and longer-term FHLB borrowings originated by SCVB. We had $18 million in overnight FHLB borrowings and $6 million in long-term FHLB borrowings at December 31, 2014, both up from zero at December 31, 2013. Repurchase agreements totaled $7 million at December 31, 2014, relative to $6 million at December 31, 2013. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at December 31, 2014 or December 31, 2013. The Company had junior subordinated debentures totaling $31 million at December 31, 2014 and December 31, 2013, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

    Short-term Borrowings

    (dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Repurchase Agreements
Balance at December 31	$7,251	$5,974	$1,419
Average amount outstanding	5,936	2,876	3,441
Maximum amount outstanding at any month end	7,739	5,974	7,630
Average interest rate for the year	0.35%	0.45%	0.61%

Fed funds purchased
Balance at December 31	$-	$-	$-
Average amount outstanding	12	2	-
Maximum amount outstanding at any month end	-	-	-
Average interest rate for the year	N/A	N/A	N/A

FHLB advances
Balance at December 31	$18,200	$-	$36,650
Average amount outstanding	3,502	3,497	15,234
Maximum amount outstanding at any month end	25,180	58,500	66,520
Average interest rate for the year	0.11%	0.17%	0.24%

Other Non-Interest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by $4 million, or 21%, to $21 million at December 31, 2014 from $17 million at December 31, 2013, due primarily to an increase in our accrued liability for income taxes and accrued but unpaid acquisition costs.

Capital Resources

At December 31, 2014, the Company had total shareholders’ equity of $187.1 million, comprised of common stock, additional paid-in capital, retained earnings, and accumulated other comprehensive income. Total shareholders’ equity at the end of 2013 was $181.7 million. The $5.4 million increase during 2014 was due in part to an increase in retained earnings resulting from the addition of $15.2 million in net earnings, less $4.8 million in dividends paid and a $7.3 million reduction incidental to stock repurchases. Equity was also augmented by a $3.9 million increase in accumulated other comprehensive income in 2014, which represents the increase in the unrealized gain on our investment securities net of the tax effect. Changes in common stock and additional paid-in capital are related to stock repurchases, stock option exercises, and the expensing of unvested stock options.

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

	December 31, 2014	December 31, 2013
Sierra Bancorp
Total Capital to Total Risk-weighted Assets	18.44%	21.67%
Tier 1 Capital to Total Risk-weighted Assets	17.39%	20.39%
Tier 1 Leverage Ratio	12.99%	14.37%

Bank of the Sierra
Total Capital to Total Risk-weighted Assets	18.02%	21.35%
Tier 1 Capital to Total Risk-weighted Assets	17.01%	20.11%
Tier 1 Leverage Ratio	12.72%	14.18%

We estimate that the acquisition of SCVB reduced our total risk-based capital ratios by approximately 150 basis points, with the remainder of the drop in 2014 resulting from organic growth in risk-adjusted assets and the utilization of capital via stock repurchases. As of the end of 2014, the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

Liquidity and Market Risk Management

Liquidity

Liquidity refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by management on a monthly basis, with various scenarios applied to assess our ability to meet liquidity needs under adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored and we are focused on maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $243 million at December 31, 2014. An additional $161 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $53 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at December 31, 2014. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2014, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $394 million of the Company’s investment balances, up from $325 million at December 31, 2013. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $88 million at December 31, 2014. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 59% and 24%, respectively, at December 31, 2014, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at December 31, 2014. Strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in this Form 10-K.

Interest Rate Risk Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company does not engage in the trading of financial instruments, nor does it have exposure to currency exchange rates. Our market risk exposure is primarily that of interest rate risk, and we have established policies and procedures to monitor and limit our earnings and balance sheet exposure to changes in interest rates. The principal objective of interest rate risk management is to manage the financial components of the Company’s balance sheet in a manner that will optimize the risk/reward equation for earnings and capital under a variety of interest rate scenarios. To identify areas of potential exposure to interest rate changes, we perform earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios every month.

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

We use eight standard interest rate scenarios in conducting our simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock in interest rates. As of December 31, 2014 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp		+200 bp		+300 bp		+400 bp
Change in Net Int. Inc. (in $000’s)	$-14,296	$-10,248	$-5,481	$	+918	$	+1,827	$	+2,561	$	+3,142
% Change	-25.01%	-17.93%	-9.59%		+1.61%		+3.20%		+4.48%		+5.50%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $5.481 million lower than in a stable interest rate scenario, for a negative variance of 9.59%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $918,000, or 1.61%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears well-positioned to benefit from an upward shift in the yield curve.

In recent periods we have added scenarios to our net interest income simulations to model the possibility of no growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and potential unfavorable shifts in deposit rates. Even though net interest income will naturally be lower under static growth assumptions, the changes under declining and rising rates relative to a base case of flat rates are similar to the changes noted above for our standard projections. If a certain level of deposit runoff is assumed, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections, but the benefit we would otherwise experience in rising rate scenarios is muted. When unfavorable rate changes on deposits are factored into the model, net interest income remains relatively flat even in rising interest rate scenarios.

The economic value (or “fair value”) of financial instruments on the Company’s balance sheet will also vary under the interest rate scenarios previously discussed, and potential variances are modeled using the same software that is utilized for net interest income simulations. The difference between the projected fair value of the Company’s financial assets and the fair value of its financial liabilities is referred to as the economic value of equity (“EVE”), and changes in EVE under different interest rate scenarios are effectively a gauge of the Company’s longer-term exposure to interest rate risk. Fair values for financial instruments are estimated by discounting projected cash flows (principal and interest) at projected replacement interest rates for each account type, while the fair value of non-financial accounts is assumed to equal their book value for all rate scenarios. An economic value simulation is a static measure utilizing balance sheet accounts at a given point in time, and the measurement can change substantially over time as the characteristics of the Company’s balance sheet evolve and interest rate and yield curve assumptions are updated.

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of December 31, 2014, under different interest rate scenarios relative to a base case of current interest rates:

Immediate Change in Rate

	-300 bp	-200 bp	-100 bp	+100 bp		+200 bp		+300 bp
Change in EVE (in $000’s)	$-62,271	$-84,444	$-39,600	$	+68,093	$	+105,899	$	+138,036
% Change	-17.71%	-24.01%	-11.26%		+19.36%		+30.11%		+39.25%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop more than 200 basis points. This is due to the relative durations of our fixed-rate assets and liabilities, combined with the optionality inherent in our balance sheet. As noted previously, however, management is of the opinion that the potential for a significant rate decline is low.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2014 and 2013, and the results of its operations, changes in its shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 12, 2015

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

(dollars in thousands)

	2014	2013
ASSETS
Cash and due from banks	$48,405	$51,342
Interest-bearing deposits in banks	1,690	26,664
Cash and cash equivalents	50,095	78,006
Securities available-for-sale	511,883	425,044
Loans held-for-sale	-	105
Loans and leases:
Gross loans and leases	970,653	803,242
Allowance for loan and lease losses	(11,248)	(11,677)
Deferred loan and lease fees, net	1,651	1,522
Net loans and leases	961,056	793,087
Premises and equipment, net	21,853	20,393
Foreclosed assets	3,991	8,185
Goodwill	6,908	5,544
Other intangible assets, net	1,064	-
Company owned life insurance	42,989	39,424
Other assets	37,481	40,461
	$1,637,320	$1,410,249

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$390,897	$365,997
Interest bearing	975,798	808,182
Total deposits	1,366,695	1,174,179
Repurchase agreements	7,251	5,974
Short-term borrowings	18,200	-
Long-term borrowings	6,000	-
Subordinated debentures	30,928	30,928
Other liabilities	21,155	17,494
Total liabilities	1,450,229	1,228,575

Commiements and contingent liabilities (Note 12)

Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, no par value; 24,000,000 shares authorized; 13,689,181 and 14,217,199 shares issued and outstanding in 2014 and 2013 respectively	64,153	65,780
Additional paid-in capital	2,605	2,648
Retained earnings	116,026	112,817
Accumulated other comprehensive income, net of taxes of $3,012 in 2014 and $300 in 2013	4,307	429
Total shareholders' equity	187,091	181,674
	$1,637,320	$1,410,249

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands, except per share data)

	2014	2013	2012
Interest and dividend income
Loans and leases, including fees	$44,380	$44,030	$45,765
Taxable securities	7,653	4,899	6,280
Tax-exempt securities	2,936	2,737	2,703
Dividend income on securities	90	17	84
Federal funds sold and other	62	102	70
Total interest income	55,121	51,785	54,902
Interest expense
Deposits	2,064	2,455	3,208
Short-term borrowings	25	19	58
Long-term borrowings	4	33	281
Subordinated debentures	703	714	774
Total interest expense	2,796	3,221	4,321
Net interest income	52,325	48,564	50,581
Provision for loan and lease losses	350	4,350	14,210
Net interest income after provision for loan and lease losses	51,975	44,214	36,371
Non-interest income
Service charges on deposits	8,275	9,022	9,676
Gain on sale of loans	3	129	183
Credit card fees	451	462	390
Checkcard fees	3,908	3,749	2,787
Net gains on sale of securities available-for-sale	667	6	1,762
Increase in cash surrender value of life insurance	1,278	1,787	1,420
Other income	1,249	1,908	1,908
Total non-interest income	15,831	17,063	18,126
Non-interest expense
Salaries and employee benefits	22,926	21,920	20,734
Occupancy and equipment	6,344	6,274	6,381
Acquisition costs	2,070	-	-
Other	15,035	16,621	19,541
Total non-interest expense	46,375	44,815	46,656
Income before income taxes	21,431	16,462	7,841
Provision for income taxes	6,191	3,093	(344)
Net income	$15,240	$13,369	$8,185
Earnings per share
Basic	$1.09	$0.94	$0.58
Diluted	$1.08	$0.94	$0.58

Weighted average shares outstanding, basic	14,001,958	14,155,927	14,103,805
Weighted average shares outstanding, diluted	14,136,486	14,290,150	14,120,313

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012

Net income	$15,240	$13,369	$8,185
Other comprehensive income (loss), before tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period	7,257	(5,588)	1,560
Reclassification adjustment for gain (1) included in net income	(667)	(6)	(1,762)
Other comprehensive income (loss), before tax	6,590	(5,594)	(202)
Income tax (expense) benefit related to items of other
comprehensive income	(2,712)	2,303	74
Total other comprehensive income (loss), net of tax	3,878	(3,291)	(128)

Comprehensive income	$19,118	$10,078	$8,057

(1) Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in non-interest income. Income tax expense associated with the reclassification adjustment for the years ended 2014, 2013 and 2012 was $274 thousand, $2 thousand and $725 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2014

(dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders' Equity
Balance, January 1, 2012	14,101,609	$64,321	$2,221	$98,174	$3,848	$168,564

Net Income				8,185		8,185
Other comprehensive income, net of tax					(128)	(128)
Reversal of cumulative effect of change in accounting principle (EITF 06-4)				154		154
Exercise of stock options and related tax benefit	5,350	63	(48)			15
Stock compensation costs			487			487
Cash dividends - $.24 per share				(3,385)		(3,385)
Balance, December 31, 2012	14,106,959	64,384	2,660	103,128	3,720	173,892

Net Income				13,369		13,369
Other comprehensive income, net of tax					(3,291)	(3,291)
Exercise of stock options and related tax benefit	110,240	1,396	(280)			1,116
Stock compensation costs			268			268
Cash dividends - $.26 per share				(3,680)		(3,680)
Balance, December 31, 2013	14,217,199	65,780	2,648	112,817	429	181,674

Net Income				15,240		15,240
Other comprehensive income, net of tax					3,878	3,878
Exercise of stock options and related tax benefit	95,330	1,300	(224)			1,076
Stock compensation costs			181			181
Stock repurchase	(623,348)	(2,927)		(7,256)		(10,183)
Cash dividends - $.34 per share				(4,775)		(4,775)
Balance, December 31, 2014	13,689,181	$64,153	$2,605	$116,026	$4,307	$187,091

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$15,240	$13,369	$8,185
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on investment of securities	(667)	(6)	(1,762)
Gain on sales of loans	(3)	(129)	(183)
(Gain) loss on disposal of fixed assets	(4)	(15)	30
(Gain) loss on sale of foreclosed assets	(2,253)	223	864
Writedown of foreclosed assets	452	730	3,173
Share-based compensation expense	181	268	487
Provision for loan losses	350	4,350	14,210
Depreciation and amortization	2,107	2,131	2,437
Net amortization on securities premiums and discounts	6,607	8,177	8,500
Decrease (increase) in unearned net loan fees	129	366	(535)
Increase in cash surrender value of life insurance policies	(1,475)	(1,417)	(350)
Proceeds from sales of loans	108	5,459	8,191
Originations of loans held for sale	-	(5,225)	(6,864)
Decrease in interest receivable and other assets	5,884	2,225	610
Increase in other liabilities	3,453	1,514	1,646
Net (increase) decrease in FHLB stock, at cost	(190)	438	670
Deferred income tax (benefit) provision	(1,151)	2,360	(564)
Excess tax benefit from equity based compensation	(224)	(280)	(48)
Net cash provided by operating activities	28,544	34,538	38,697
Cash flows from investing activities:
Maturities of securities available for sale	1,620	1,724	1,120
Proceeds from sales/calls of securities available for sale	29,452	4,135	63,776
Purchases of securities available for sale	(150,515)	(160,251)	(150,305)
Principal paydowns on securities available for sale	77,442	95,772	104,752
(Increase) decrease in loans receivable, net	(107,734)	64,868	(163,789)
Purchases of premises and equipment, net	(2,379)	(667)	(3,411)
Proceeds from sales of foreclosed assets	6,854	15,023	15,538
Proceeds from sales of fixed assets	4	-	-
Cash acquired in bank acquisition	514	-	-
Net cash (used in) provided by investing activities	(144,742)	20,604	(132,319)
Cash flows from financing activities:
Increase in deposits	84,244	145	87,766
Increase (decrease) in borrowed funds	16,200	(41,650)	9,530
Increase (decrease) in repurchase agreements	1,277	4,555	(1,618)
Cash dividends paid	(4,775)	(3,680)	(3,385)
Repurchases of common stock	(10,183)	-	-
Stock options exercised	1,300	1,396	63
Excess tax provision from equity based compensation	224	280	48
Net cash provided by (used in) financing activities	88,287	(38,954)	92,404
(Decrease) increase in cash and due from banks	(27,911)	16,188	(1,218)
Cash and cash equivalents, beginning of year	78,006	61,818	63,036
Cash and cash equivalents, end of year	$50,095	$78,006	$61,818

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$2,845	$3,340	$4,531
Income taxes	$1,800	$-	$-
Non-cash investing activities
Real estate acquired through foreclosure	$842	$4,990	$23,965
Change in unrealized net (losses) gains on
Securities available-for-sale	$6,590	$(5,594)	$(202)
Assets acquired (liabilities assumed) in bank acquisition:
Cash and cash equivalents	$15,852	$-	$-
Securities	$44,187	$-	$-
Federal Home Loan Bank stock	$860	$-	$-
Loans	$61,573	$-	$-
Premises and equipment	$1,188	$-	$-
Core deposit intangibles	$1,075	$-	$-
Goodwill	$1,364	$-	$-
Other assets	$5,719	$-	$-
Deposits	$(108,272)	$-	$-
Federal Home Loan Bank advances	$(8,000)	$-	$-
Other liabilities	$(208)	$-	$-

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

The Bank operates twenty-eight full service branch offices, an online branch, a real estate industries group, an agricultural credit division, and an SBA lending unit. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties, however, the Bank recently expanded into the Southern California corridor stretching from Santa Paula to Santa Clarita in the counties of Ventura and Los Angeles. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' balances to conform to classifications used in 2014. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

In accordance with U.S. GAAP, the Company’s investments in Sierra Statutory Trust II and Sierra Capital Trust III are not consolidated and are accounted for under the equity method and included in other assets on the consolidated balance sheet. The subordinated debentures issued and guaranteed by the Company and held by the trusts are reflected on the Company’s consolidated balance sheet.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash and deposits with other financial institutions with maturities fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and fed funds purchased and repurchase agreements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

Debt securities may be classified as held to maturity and carried at amortized cost when management has the positive ability and intent to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premium or discount. Premiums or discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are record on the trade date and determined using the specific identification method.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of the impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale

The Company periodically originates loans intended to be sold on the secondary market. Loans originated and intended for sale in the secondary market are carried at cost which approximates fair value since these loans are typically sold shortly after origination. The loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. If loans held for sale remain on our books for an extended period of time the fair value of those loans is determined using quoted secondary market prices. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Loans held for sale by the Company consist entirely of residential real estate loans. Loans classified as held for sale are disclosed in Note 4 of these Consolidated Financial Statements.

Gains and losses on sales of loans are recognized at the time of sale and are calculated based on the difference between the selling price and the allocated book value of loans sold. Book value allocations are determined in accordance with U.S. GAAP. Any inherent risk of loss on loans sold is transferred to the buyer at the date of sale.

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2014, 2013 or 2012 regarding these representations and warranties.

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

Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, write-downs, and an allowance for loan and lease losses. Loan and lease origination fees, net of certain deferred origination costs, and purchase premiums and discounts are recognized in interest income as an adjustment to yield of the related loans and leases over the contractual life of the loan using both the effective interest and straight line methods without anticipating prepayments.

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

Purchased Credit Impaired Loans

The Company purchases individual loans and groups of loans, some of which show evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. The Company estimates the amount and timing of expected cash flows for the loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows in not recorded (nonaccretable difference).

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan and lease losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income

Loans Modified in a Troubled Debt Restructuring

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Most of the Company’s business activity is with customers located in California within the Southern Central San Joaquin Valley and the corridor stretching between Santa Paula and Santa Clarita, therefore the Company’s exposure to credit risk is significantly affected by changes in the economy in that region. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include Direct Financing leases, Agricultural, Commercial and Industrial, Real Estate, Small Business Administration, and Consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer related loans; and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios for consumer related loans.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The useful lives of premises range between twenty-five to thirty-nine years. The useful lives of furniture, fixtures and equipment range between three to twenty years. Leasehold improvements are amortized over the life of the asset or the term of the related lease, whichever is shorter. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to expense as incurred.

Impairment of long-lived assets is evaluated by management based upon an event or changes in circumstances surrounding the underlying assets which indicate long-lived assets may be impaired.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreclosed Assets

Foreclosed assets include real estate and other property acquired in full or partial settlement of loan obligations. Upon acquisition, any excess of the recorded investment in the loan balance over the appraised fair market value, net of estimated selling costs, is charged against the allowance for loan and lease losses. A valuation allowance for losses on foreclosed assets is maintained to provide for temporary declines in value. The allowance is established through a provision for losses on foreclosed assets which is included in other non-interest expense. Subsequent gains or losses on sales or write-downs resulting from permanent impairments are recorded in other non-interest income or expense as incurred. Operating costs after acquisition are expensed.

Goodwill and Other Intangible Assets

The Company acquired Sierra National Bank in 2000. Goodwill resulting from business combinations prior to January 1, 2009 represents the amount by which the purchase price exceeded the fair value of the net assets.

The Company acquired Santa Clara Valley Bank in 2014. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected December 31, 2014 as the date to perform the annual impairment test for 2014. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2014, 2013, and 2012.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. The Company’s other intangible assets consist solely of core deposit intangible assets arising from the acquisition of Santa Clara Valley Bank, which are being amortized on a straight line basis over eight years.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Details regarding these commitments and financial instruments are discussed in detail in Note 12 to our consolidated financial statements.

Income Taxes

The Company files its income taxes on a consolidated basis with its subsidiary. The allocation of income tax expense represents each entity’s proportionate share of the consolidated provision for income taxes.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2014 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, net of an adjustment for the effects of realized gains and losses and any applicable tax. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of other comprehensive income that historically has not been recognized in the calculation of net income. Unrealized gains and losses on the Company’s available for sale securities are included in other comprehensive income after adjusting for the effects of realized gains and losses. Total comprehensive income and the components of accumulated other comprehensive income (loss) are presented in the consolidated statements of comprehensive income.

Stock-Based Compensation

At December 31, 2014, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan originally covered 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards. The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated. The outstanding options issued under the 1998 Plan were not affected by this termination.

Compensation cost and director’s expense is recognized for stock options issued to employees and directors and is recognized over the required service period, generally defined as the vesting period. The Company is using the Black-Scholes model to value stock options. The “multiple option” approach is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of each option is estimated on the date of grant using the following assumptions:

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Years Ended December 31,
	2014	2013 (1)	2012
Dividend yield	2.08%	N/A	2.35%
Expected Volatility	25.01%	N/A	56.71%
Risk-free interest rate	0.01%	N/A	0.43%
Expected option life	4.0 years	N/A	5.5 years

       (1) No stock options were issued in 2013.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued ASU 2013-02, Comprehensive Income (Topic 220) which amended existing guidance related to reporting amounts reclassified out of accumulated other comprehensive income. These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income, by component. In addition, an entity is required to present, either on the face of the statement where net income is presented on in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, this update became effective prospectively for reporting periods beginning after December 15, 2012. We adopted ASU 2013-2 commencing with our report on Form 10-Q filed for the first quarter of 2013.

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

In June 2014, the FASB issued ASU 2014-12 which amended existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. These amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation – Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. It will be adopted by the Company for the first quarter of 2016, and we do not expect any impact upon our financial statements or operations upon adoption.

In August 2014, the FASB issued ASU 2014-14 which amended existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. It will be adopted by the Company for the first quarter of 2015, and we do not expect any impact upon our financial statements or operations upon adoption.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.            SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of the securities available-for-sale are as follows (dollars in thousands):

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Government Agencies	$26,959	$334	$(23)	$27,270
Mortgage-backed securities	378,339	4,299	(1,196)	381,442
State and political subdivisions	98,056	3,093	(200)	100,949
Equity securities	1,210	1,012	-	2,222
Total securities	$504,564	$8,738	$(1,419)	$511,883

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

US Government Agencies	$5,395	$18	$(109)	$5,304
Mortgage-backed securites	320,223	3,269	(2,771)	320,721
State and political subdivisions	97,361	1,723	(2,521)	96,563
Equity securities	1,336	1,120	-	2,456
Total securities	$424,315	$6,130	$(5,401)	$425,044

For the years ended December 31, 2014, 2013, and 2012, proceeds from sales of securities available-for-sale were $26.7 million, $700 thousand, and $56.4 million, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2014	2013	2012
Gross gains on sales and calls of securities	$739	$6	$2,059
Gross losses on sales and calls of securities	(72)	-	(297)
Net gains on sales and calls of securities	$667	$6	$1,762

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.            SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2014 and 2013, the Company had 134 and 197 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2014
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(23)	$3,485	$-	$-
Mortgage-backed securities	(564)	84,004	(632)	51,982
State and political subdivisions	(31)	7,738	(169)	9,045
Equity securities	-	-	-	-
Total	$(618)	$95,227	$(801)	$61,027

	December 31, 2013
	Less than twelve months		Twelve months or longer
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government Agencies	$(92)	$1,913	$(17)	$1,920
Mortgage-backed securities	(642)	21,747	(2,129)	124,317
State and political subdivisions	(461)	6,799	(2,060)	38,083
Equity securities	-	-	-	-
Total	$(1,195)	$30,459	$(4,206)	$164,320

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2014 the Company realized gains through earnings from the sale of 59 debt securities for $502,000 and one equity position for $238,000. The securities were sold with seven other debt securities, for which a $72 thousand loss was realized, to manage the various risks in the portfolio. During the year ended December 31, 2013, the Company realized slight gains and no losses from the sale of three debt securities which were sold to improve the credit quality of the portfolio by minimizing securities on our Municipal Bond Watch List.

The Company has concluded as of December 31, 2014 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the security, 2) the Company does not intend to sell the security, 3) the Company does not anticipate it will be required to sell the security before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the security.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.            SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2014 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Maturing within one year	$686	$694
Maturing after one year through five years	222,081	225,415
Maturing after five years through ten years	97,949	99,583
Maturing after ten years	54,531	55,705

Securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	128,107	128,264
Other securities	1,210	2,222
	$504,564	$511,883

Securities available-for-sale with amortized costs totaling $137,160,000 and estimated fair values totaling $140,611,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2014 (see Note 9).

Securities available-for-sale with amortized costs totaling $162,393,000 and estimated fair values totaling $164,390,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2013 (see Note 9).

At December 31, 2014, the Company’s investment portfolio included securities issued by 268 different government municipalities and agencies located within 27 states with a fair value of $98.1 million. The largest exposure to any single municipality or agency was a $3.8 million (fair value) bond issued for water utility improvements by the Arizona State Water Infrastructure Finance Authority, to be repaid by future water revenue.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.            SECURITIES AVAILABLE-FOR-SALE (Continued)

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2014		December 31, 2013

General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
California	$20,078	$21,288	$20,638	$21,272
Texas	14,489	14,675	11,340	11,024
Illinois	8,272	8,394	8,965	8,702
Ohio	7,456	7,555	7,659	7,485
Washington	5,966	6,126	5,487	5,340
Arizona	2,070	2,156	2,100	2,050
Other (20 states)	20,139	20,660	20,666	20,429
Total General Obligation Bonds	78,470	80,854	76,855	76,302

Revenue bonds
State of Issuance:
Arizona	3,710	3,777	4,700	4,341
Texas	3,273	3,387	2,762	2,719
California	2,174	2,233	2,519	2,579
Washington	1,167	1,197	1,170	1,211
Ohio	321	332	324	339
Other (8 states)	8,941	9,169	6,758	6,742
Total Revenue Bonds	19,586	20,095	18,233	17,931
Certificates of participation	-	-	2,273	2,330
Total Obligations of States and Political Subdivisions	$98,056	$100,949	$97,361	$96,563

Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$7,100	$7,278	$7,409	$7,144
College & University	2,723	2,834	2,203	2,187
Sales Tax	2,361	2,405	1,888	1,895
Electric & Power	1,880	1,914	1,673	1,688
Lease	1,356	1,362	1,155	1,063
Other (9 sources)	4,166	4,302	3,905	3,954
Total Revenue Bonds	$19,586	$20,095	$18,233	$17,931

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.            LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2014	2013
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$370,639	$318,383
Secured by residential properties	188,552	150,952
Secured by farm land	145,039	108,504

Total real estate loans	704,230	577,839

Agricultural	27,746	25,180
Commercial and industrial	113,771	103,262
Mortgage warehouse lines	106,021	73,425
Consumer	18,885	23,536

Total loans	970,653	803,242

Deferred loan and lease origination cost, net	1,651	1,522
Allowance for loan and lease losses	(11,248)	(11,677)

Loans, net	$961,056	$793,087

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.            LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2014 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$5,858	$-	$-	$-	$5,858
Other Construction/Land	15,238	247	-	4,423	19,908
1-4 family - closed-end	105,398	833	918	7,110	114,259
Equity Lines	46,819	294	1,237	1,367	49,717
Multi-family residential	18,127	420	-	171	18,718
Commercial real estate owner occupied	191,495	18,694	3,845	4,620	218,654
Commercial real estate Non-owner occupied	114,317	4,250	631	12,879	132,077
Farmland	142,295	1,950	744	50	145,039

Total Real Estate	639,547	26,688	7,375	30,620	704,230

Agricultural	27,215	531	-	-	27,746
Commercial and Industrial	108,469	1,529	857	2,916	113,771
Mortgage warehouse lines	106,021	-	-	-	106,021
Consumer loans	15,752	222	23	2,888	18,885

Total Gross Loans and Leases	$897,004	$28,970	$8,255	$36,424	$970,653

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2013 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$1,720	$-	$-	$-	$1,720
Other Construction/Land	18,243	334	203	6,751	25,531
1-4 family - closed-end	67,051	1,305	770	17,898	87,024
Equity Lines	51,019	254	1,429	1,021	53,723
Multi-family residential	8,059	426	-	-	8,485
Commercial real estate owner occupied	158,155	17,033	3,261	7,563	186,012
Commercial real estate Non-owner occupied	89,475	3,630	240	13,495	106,840
Farmland	105,623	1,780	819	282	108,504

Total Real Estate	499,345	24,762	6,722	47,010	577,839

Agricultural	24,178	532	-	470	25,180
Commercial and Industrial	93,224	3,358	1,236	5,444	103,262
Mortgage warehouse lines	73,425	-	-	-	73,425
Consumer loans	19,387	478	208	3,463	23,536

Total Gross Loans and Leases	$709,559	$29,130	$8,166	$56,387	$803,242

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans and impairment method by portfolio segment for each of the years ending December 31, 2014, 2013 and 2012 (dollars in thousands):

	Real Estate	Agricultural	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2011	$8,260	$19	$6,396	$2,608	$-	$17,283
Charge-offs	(11,108)	(634)	(4,468)	(2,568)	-	(18,778)
Recoveries	302	-	578	278	-	1,158
Provision	10,580	873	961	1,796	-	14,210
Balance, December 31, 2012	8,034	258	3,467	2,114	-	13,873
Charge-offs	(4,205)	(473)	(1,668)	(1,917)	-	(8,263)
Recoveries	618	-	802	297	-	1,717
Provision	1,097	1,193	1,186	623	251	4,350
Balance, December 31, 2013	5,544	978	3,787	1,117	251	11,677
Charge-offs	(1,629)	(124)	(625)	(1,837)	-	(4,215)
Recoveries	1,913	6	801	716	-	3,436
Provision	415	126	(2,019)	1,769	59	350
Balance, December 31, 2014	$6,243	$986	$1,944	$1,765	$310	$11,248

(1)	Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             LOANS AND LEASES (Continued)

Loans evaluated for impairment:

	December 31, 2014		December 31, 2013		December 31, 2012
	Individually	Collectively	Individually	Collectively	Individually	Collectively
Real estate	$30,620	$673,610	$47,010	$530,829	$66,133	$479,656
Agricultural	-	27,746	470	24,710	663	21,819
Commercial and Industrial (1)	2,916	216,876	5,444	171,243	7,018	275,634
Consumer	2,888	15,997	3,463	20,073	4,348	24,524
Total loans	$36,424	$934,229	$56,387	$746,855	$78,162	$801,633

(1) Includes mortgage warehouse lines

Reserves based on method of evaluation for impairment:

	December 31, 2014		December 31, 2013		December 31, 2012
	Specific	General	Specific	General	Specific	General
Real estate	$3,864	$2,379	$2,867	$2,677	$4,180	$3,854
Agricultural	-	986	126	852	28	230
Commercial and Industrial (1)	916	1,028	1,925	1,862	2,039	1,428
Consumer	668	1,097	431	686	878	1,236
Unallocated	-	310	-	251	-	-
Total loan loss reserves	$5,448	$5,800	$5,349	$6,328	$7,125	$6,748

(1) Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             LOANS AND LEASES (Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 30 days as of December 31, 2014 and December 31, 2013 (dollars in thousands):

December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)

Real Estate:
1-4 family residential construction	$-	$332	$-	$332	$5,526	$5,858	$-
Other Construction/Land	93	59	3,253	3,405	16,503	19,908	3,547
1-4 family - closed-end	1,125	597	2,874	4,596	109,663	114,259	3,042
Equity Lines	98	44	214	356	49,361	49,717	1,049
Multi-family residential	185	-	171	356	18,362	18,718	171
Commercial real estate owner occupied	1,460	26	1,316	2,802	215,852	218,654	3,417
Commercial real estate Non-owner occupied	604	294	6,953	7,851	124,226	132,077	7,754
Farmland	997	-	-	997	144,042	145,039	51
Total Real Estate Loans	4,562	1,352	14,781	20,695	683,535	704,230	19,031

Agricultural	618	-	-	618	27,128	27,746	-
Commercial and Industrial	1,346	153	39	1,538	112,233	113,771	821
Mortage warehouse lines	-	-	-	-	106,021	106,021	-
Consumer loans	136	17	-	153	18,732	18,885	826

Total Gross Loans and Leases	$6,662	$1,522	$14,820	$23,004	$947,649	$970,653	$20,678

(1) Included in Total Financing Receivables

(2) As of December 31, 2014 there were no loans over 90 days past due and still accruing.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.            LOANS AND LEASES (Continued)

December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)

Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$1,720	$1,720	$-
Other Construction/Land	294	-	116	410	25,121	25,531	5,528
1-4 family - closed-end	2,181	300	171	2,652	84,372	87,024	13,168
Equity Lines	98	-	288	386	53,337	53,723	778
Multi-family residential	-	-	-	-	8,485	8,485	-
Commercial real estate
owner occupied	1,917	144	2,011	4,072	181,940	186,012	5,516
Commercial real estate Non-owner occupied	-	-	7,667	7,667	99,173	106,840	8,058
Farmland	331	-	-	331	108,173	108,504	282
Total Real Estate Loans	4,821	444	10,253	15,518	562,321	577,839	33,330

Agricultural	892	327	125	1,344	23,836	25,180	470
Commercial and Industrial	1,318	587	1,298	3,203	100,059	103,262	2,622
Mortgage warehouse lines	-	-	-	-	73,425	73,425	-
Consumer loans	181	-	-	181	23,355	23,536	992

Total Gross Loans and Leases	$7,212	$1,358	$11,676	$20,246	$782,996	$803,242	$37,414

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.              LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2014 and December 31, 2013 were as follows (dollars in thousands):

	December 31, 2014
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	1,155	1,078	179	1,193	70
1-4 Family - closed-end	4,167	4,167	288	4,276	258
Equity Lines	797	797	230	878	14
Multifamily residential	171	171	51	173	-
Commercial real estate- owner occupied	2,791	2,681	1,385	3,069	60
Commercial real estate- non-owner occupied	3,463	3,463	1,731	3,545	263
Farmland	-	-	-	-	-
Total Real Estate	12,544	12,357	3,864	13,134	665
Agricultural	-	-	-	-	-
Commercial and Industrial	2,910	2,898	916	3,046	123
Consumer loans	2,790	2,788	668	3,115	150
	18,244	18,043	5,448	19,295	938
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	3,345	3,345	-	4,143	-
1-4 Family - closed-end	2,943	2,943	-	9,186	-
Equity Lines	609	570	-	611	-
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	2,915	1,939	-	3,046	-
Commercial real estate- non-owner occupied	9,563	9,416	-	10,306	118
Farmland	51	50	-	52	-
Total Real Estate	19,426	18,263	-	27,344	118
Agricultural	-	-	-	-	-
Commercial and Industrial	35	18	-	81	-
Consumer loans	275	100	-	347	-
	19,736	18,381	-	27,772	118
Total	$37,980	$36,424	$5,448	$47,067	$1,056

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.            LOANS AND LEASES (Continued)

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $2,592,000 and $3,714,000 in commercial loans, $21,302,000 and $32,960,000 in real estate secured loans and $2,640,000 and $3,250,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2014 and 2013, respectively.

Additional commitments to existing customers with restructured loans totaled $0 and $250,000 at December 31, 2014 and 2013 respectively.

Interest income recognized on impaired loans was $1,056,000, $1,220,000, and $1,394,000 for the years ended December 31, 2014, 2013 and 2012 respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2014, 2013 and 2012 respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2014	2013	2012
Interest that would have been recorded under
the loans’ original terms	$1,666	$3,209	$4,084
Less gross interest recorded	389	304	2,088
Foregone interest	$1,277	$2,905	$1,996

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9). These loans totaled $475,979,000 and $413,369,000 at December 31, 2014 and 2013, respectively.

Salaries and employee benefits totaling $2,673,000, $2,804,000, and $2,745,000, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2014, 2013 and 2012, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             LOANS AND LEASES (Continued)

During the periods ended December 31, 2014 and 2013, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans, include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following tables present troubled debt restructurings by type of modification during the period ending December 31, 2014 and December 31, 2013 (dollars in thousands):

December 31, 2014	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$-	$-	$40	$-	$-	$40
1-4 family - closed-end	41	13	-	-	-	-	54
Equity Lines	-	945	-	29	-	-	974
Commercial real estate owner occupied	279	123	-	-	-	-	402
Commercial real estate Non-owner occupied	-	-	-	-	-	-	-
Total Real Estate Loans	320	1,081	-	69	-	-	1,470

Agricultural	-	-	-	-	-	-	-
Commercial and Industrial	-	153	-	28	30	-	211
Consumer Loans	-	9	-	103	-	-	112
	$320	$1,243	$-	$200	$30	$-	$1,793

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.              LOANS AND LEASES (Continued)

December 31, 2013	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Only Modification	Rate, Term & Interest Only Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$416	$-	$-	$-	$-	$416
1-4 family - closed-end	-	3,338	-	238	-	102	3,678
Equity Lines	-	-	40	-	-	-	40
Commercial real estate owner occupied	-	-	-	557	-	-	557
Commercial real estate Non-owner occupied	-	-	-	-	-	-	-
Total Real Estate Loans	-	3,754	40	795	-	102	4,691

Agricultural	-	-	-	-	-	-	-
Commercial and Industrial	-	1,563	-	308	-	-	1,871
Consumer Loans	-	469	-	-	-	92	561
	$-	$5,786	$40	$1,103	$-	$194	$7,123

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.             LOANS AND LEASES (Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2014 and December 31, 2013 (dollars in thousands):

		Pre-Modification	Post-Modification
December 31, 2014	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference (1)
Real Estate:
Other Construction/Land	1	$40	$40	$-
1-4 family - closed-end	2	54	54	-
Equity Lines	11	974	974	364
Commercial real estate owner occupied	2	402	402	-
Commercial real estate non-owner occupied	0	-	-	-
Total Real Estate Loans		1,470	1,470	364

Agricultural	0	-	-	-
Commercial and Industrial	9	211	211	75
Consumer Loans	4	112	112	15
		$1,793	$1,793	$454

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

December 31, 2014	Subsequent Defaults
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	4	$1,768	$77
1-4 family - closed-end	2	8,305	-
Equity Lines	0	-	-
Commercial real estate- owner occupied	2	937	31
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		11,010	108

Agricultural	0	-	-
Commercial and Industrial	2	129	2
Consumer Loans	2	133	58
		$11,272	$168

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.            LOANS AND LEASES (Continued)

December 31, 2013	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Reserve Difference(1)
Real Estate:
Other Construction/Land	2	$418	$416	$38
1-4 family - closed-end	8	3,679	3,678	20
Equity Lines	1	40	40	40
Commercial real estate owner occupied	1	557	557	-
Commercial real estate non-owner occupied	0	-	-	-
Total Real Estate Loans		4,694	4,691	98

Agricultural	0	-	-	-
Commercial and Industrial	8	1,858	1,871	257
Consumer Loans	13	561	561	54
		$7,113	$7,123	$409

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

December 31, 2013	Subsequent Defaults
	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	2	$162	$47
1-4 family - closed-end	2	779	133
Equity Lines	0	-	-
Commercial real estate- owner occupied	1	308	245
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		1,249	425

Agricultural	0	-	-
Commercial and Industrial	9	568	373
Consumer Loans	7	181	132
		$1,998	$930

In the tables above, the TDRs that subsequently defaulted increased the allowance for loan and lease losses by $51,000 and $660,000 for the years ended December 31, 2014 and 2013. The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2014 and 2013 is $2,714,000 and $3,321,000, respectively.

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

Loan Servicing

The Company originates mortgage loans for sale to investors. During the years ended December 31, 2014, 2013, and 2012, all mortgage loans that were sold by the Company were sold without retention of related servicing. The Company’s servicing portfolio at December 31, 2014, 2013 and 2012 totaled $770,000, $1,585,000 and $2,596,000 respectively. At December 31, 2014, loans were principally serviced for one investor.

Purchased Credit Impaired Loans

As part of the acquisition described in Note 21 Business Combination, the Company acquired on November 14, 2014, a portfolio of loans, some of which have shown evidence of credit deterioration since origination and it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those loans are as follows (dollars in thousands):

	December 31, 2014

	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,222	$228
Commercial and industrial	92	-
Consumer	1	-
Total purchased credit impaired loans	$1,315	$228

No ALLL was recorded on purchased credit impaired loans as of December 31, 2014. Purchased credit impaired loans acquired during that the year ended December 31, 2014 for which it was probable at acquisition that not all contractually required payments would be collected are as follows (dollars in thousands):

November 14, 2014

Contractually required payments including interest	$1,447
Non-accretable difference	(1,221)
Cash flows expected to be collected	226
Accretable difference	-
Fair value at acquisition	$226

Discount accretion on PCI loans was $0 for the year ended December 31, 2014.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.            PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,

	2014	2013

Land	$3,019	$2,607
Buildings and improvements	16,348	15,818
Furniture, fixtures and equipment	18,397	17,829
Leasehold improvements	10,850	10,536
	48,614	46,790

Less accumulated depreciation and amortization	26,808	26,402
Construction in progress	47	5
	$21,853	$20,393

Depreciation and amortization included in occupancy and equipment expense totaled $2,107,000, $2,119,000, and $2,289,000, for the years ended December 31, 2014, 2013 and 2012, respectively.

Operating Leases

The Company leases certain of its branch properties under non-cancelable operating leases. Rental expense included in occupancy and equipment expense totaled $1,017,000, $1,001,000 and $1,011,000 and for the years ended December 31, 2014, 2013 and 2012, respectively.

Rent commitments, before considering renewal options that generally are present, were as follows:

Year Ending December 31,

2015	$1,143,000
2016	1,095,000
2017	1,004,000
2018	751,000
2019	748,000
Thereafter	3,088,000

$7,829,000

The Company has options to renew its branch facilities after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.            GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	Years Ended December 31,

	2014	2013	2012

Balance at January 1	$5,544	$5,544	$5,544
Acquired goodwill	1,364	-	-
Impairment	-	-	-
Balance at December 31	$6,908	$5,544	$5,544

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment (the consolidated Company) exists. At December 31, 2014, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$1,075	$11	$-	$-

Aggregate amortization expense was $11,000, $0 and $0 for 2014, 2013 and 2012.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2015	$132
2016	$132
2017	$132
2018	$132
2019	$132
Thereafter	$404
$1,064

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.            OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,

	2014	2013
Accrued interest receivable	$5,852	$4,990
Deferred tax assets	12,810	12,286
Prepaid taxes	-	2,787
Investment in limited partnerships	7,276	9,204
Federal Home Loan Bank stock, at cost	6,631	5,581
Other	4,912	5,613
	$37,481	$40,461

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company had no remaining capital commitments to these partnerships at December 31, 2014.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $6,631,000 investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.            DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2014	2013

Interest Bearing Demand Deposits	$110,840	$82,408
NOW	275,494	200,313
Savings	167,655	144,162
Money Market	117,907	73,132
CDAR's, under $250,000	11,299	13,356
Time, under $250,000	151,719	152,103
Time, $250,000 or more	135,884	132,708
Brokered Deposits	5,000	10,000
	$975,798	$808,182

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2015	$295,099
2016	$4,075
2017	$2,597
2018	$1,173
2019	$304
Thereafter	$654
$303,902

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2014	2013	2012

Interest Bearing Demand Deposits	$283	$281	$257
NOW	338	359	556
Savings	241	285	241
Money Market	80	94	127
CDAR’s	11	36	52
Time Deposits	1,017	1,243	1,773
Brokered Deposits	94	157	202
	$2,064	$2,455	$3,208

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.            OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2014			2013
	Average balance outstanding	Amount	Weighted average interest rate	Average balance outstanding	Amount	Weighted average interest rate

As of December 31:
Repurchase agreements	$5,936	$7,251	.35%	$2,876	$5,974	.45%
Overnight Federal Home Loan
Bank advances	3,502	18,200	.11%	3,497	-	.17%
	$9,438	$25,451		$6,373	$5,974

At year end, long-term borrowings consisted of the following (dollars in thousands):

	2014			2013
	Amount	Fixed rate	Weighted average interest rate	Amount	Fixed rate	Weighted average interest rate

As of December 31:
Federal Home Loan Bank advances, maturing 2015	$4,000	0.29%		$-	-
Federal Home Loan Bank advances, maturing 2016	2,000	0.54%		-	-
	$6,000		0.37%	$-		-

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $380,494,000 of first mortgage loans under a blanket lien arrangement at year end 2014. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $244,424,000 at year-end 2014, with a remaining borrowing capacity of $167,076,000 if sufficient additional collateral was pledged.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $70,000,000 at December 31, 2014 and 2013, respectively, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2014 and December 31, 2013, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.          INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,

	2014	2013	2012
Federal:
Current	$5,738	$563	$220
Deferred	(1,281)	1,842	(647)
	4,457	2,405	(427)
State:
Current	1,604	170	-
Deferred	130	518	83
	1,734	688	83

	$6,191	$3,093	$(344)

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for loan and lease losses	$4,877	$5,669
Foreclosed assets	1,208	1,779
Deferred compensation	4,227	4,112
Accrued reserves	613	594
Non accrual loans	245	1,211
Other than temporary impairment charge	565	576
Credit carryforward	5,676	3,089
Net operating loss carryforward	1,709	-
Other	1,207	153
Total deferred tax assets	20,327	17,183

Deferred tax liabilities:
Premises and equipment	(726)	(589)
Deferred loan costs	(2,442)	(2,254)
Unrealized gain on securities available-for-sale	(3,011)	(299)
Other	(1,338)	(1,755)
Total deferred tax liabilities	(7,517)	(4,897)
Net deferred tax assets	$12,810	$12,286

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.          INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,

	2014	2013	2012
Income tax expense at Federal statutory rate	$7,501	$5,597	$2,666
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	1,116	414	-
Tax exempt income	(1,018)	(920)	(1,388)
Affordable housing tax credits	(1,006)	(1,257)	(1,639)
Other	(402)	(741)	17

	$6,191	$3,093	$(344)

Effective tax rate	28.9%	18.8%	(4.4%)

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2011, 2012 and 2013 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2010, 2011, 2012 and 2013 are open to audit by the state authorities.

The Company has net operating loss carry forwards of approximately $1.2 million for federal income and approximately $500 thousand for California franchise tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2029. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2014, 2013, and 2012, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

11.          SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”) and Sierra Capital Trust III (“Trust III”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2014, all $30,000,000 of the Company’s trust preferred securities qualified as Tier 1 capital.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.          SUBORDINATED DEBENTURES (Continued)

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 1.63% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.         COMMITMENTS AND CONTINGENCIES

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $87,600,000. A $80,000,000 letter of credit is pledged to secure public deposits at December 31, 2014 and an $7,600,000 standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. The reserve balances maintained at the Federal Reserve Bank at December 31, 2014 and 2013 were $0 and $41,761,000, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.         COMMITMENTS AND CONTINGENCIES (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,
	2014	2013
Fixed-rate commitments to extend credit	$83,416	$64,148
Variable-rate commitments to extend credit	$283,493	$356,559
Standby letters of credit	$6,787	$8,703
Commercial and similar letters of credit	$7,602	$8,070

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

Concentration in Real Estate Lending

At December 31, 2014, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 73% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 53% of all real estate loans, while loans secured by non-construction residential properties accounted for 26%, and loans secured by farmland were 21% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a further decline in the performance of the economy in general or a further decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

Concentration by Geographic Location

The Company grants commercial, real estate mortgage, real estate construction and consumer loans to customers primarily in the South Central San Joaquin Valley of California, specifically Tulare, Fresno, Kern, Kings and Madera counties and the Southern California corridor between Santa Paula and Santa Clarita in the counties of Ventura and Los Angeles. The ability of a substantial portion of the Company’s customers to honor their contracts is dependent on the economy in these areas. Although the Company’s loan portfolio is diversified, there is a relationship in those regions between the local agricultural economy and the economic performance of loans made to non-agricultural customers.

Contingencies

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the amount of ultimate liability with respect to such actions will not materially affect the consolidated financial position or results of operations of the Company.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.         SHAREHOLDERS’ EQUITY

Share Repurchase Plan

At December 31, 2014, the Company had a stock repurchase plan which has no expiration date. During the year ended December 31, 2014, the Company repurchased 623,348 shares. The total number of shares available for repurchase at December 31, 2014 was 76,652. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,
	2014	2013	2012
Basic Earnings Per Share

Net income (dollars in thousands)	$15,240	$13,369	$8,185

Weighted average shares outstanding	14,001,958	14,155,927	14,103,805

Basic earnings per share	$1.09	$0.94	$0.58

Diluted Earnings Per Share

Net income (dollars in thousands)	$15,240	$13,369	$8,185

Weighted average shares outstanding	14,001,958	14,155,927	14,103,805

Effect of dilutive stock options	134,528	134,223	16,508

Weighted average shares outstanding	14,136,486	14,290,150	14,120,313

Diluted earnings per share	$1.08	$0.94	$0.58

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the “1998 Plan”) for which shares were reserved for issuance to employees and directors under incentive and non-statutory agreements. The 1998 Plan was assumed by the Company effective August 10, 2001. Effective May 23, 2007, the 1998 Plan was terminated and no further options may be granted thereunder, but options granted under the 1998 Plan which were outstanding as of the termination date were not affected by this termination. As of December 31, 2014, options granted under the 1998 Plan covering 112,000 shares were still outstanding.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.         SHAREHOLDERS’ EQUITY (Continued)

The maximum number of shares subject to issuance under the 2007 Plan was originally 1,500,000 shares of the Company’s authorized but unissued common stock, covering both restricted stock awards and stock options. The number subject to issuance under the 2007 Plan had declined to 788,620 at December 31, 2014, due to stock options already granted under the plan net of any canceled options that were returned to the pool available for issuance.

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

A summary of the Company’s stock option activity, including options from the 1998 Plan, follows (shares in thousands, except exercise price):

	2014			2013		2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding,
beginning of year	746	$14.65		927	$14.16	810	$14.97
Exercised	(95)	$11.28		(111)	$9.87	(5)	$9.45
Granted	50	$16.35		-	$-	189	$10.21
Canceled	(69)	$14.20		(70)	$15.75	(67)	$13.08

Outstanding,
end of year	632	$15.34	$2,850	746	$14.65	927	$14.16

Exercisable,
end of year (2)	530	$16.25	$2,122	542	$16.30	504	$16.07

(1)The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on changes in the market value of the Company's stock.
(2)The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2014 was 5.40 years and 5.07 years, respectively.

Information related to stock options during each year follows:

	2014	2013	2012
Weighted-average grant-date fair value per share	$2.67	$-	$3.86
Total intrinsic value of stock options exercised	$468,000	$605,000	$9,000
Total fair value of stock options vested	$367,000	$583,000	$517,000

Cash received from the exercise of 95,330 shares was $1,076,000 for the period ended December 31, 2014 with a related tax benefit of $164,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.         SHAREHOLDERS’ EQUITY (Continued)

The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $181,000, $268,000 and $487,000 are reflected in the Company’s income statements for the years ended December 31, 2014, 2013 and 2012, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $63,000, $110,000 and $200,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2014 was $99,000, which will be recognized over the next 2.9 years.

14.         REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Each of these components is defined in the regulations. Management believes that the Company and the Bank met all of their capital adequacy requirements as of December 31, 2014 and 2013. In addition, as of December 31, 2014 and 2013, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and leverage capital ratios as set forth below (dollars in thousands):

	2014		2013
	Capital Amount	Ratio	Capital Amount	Ratio

Leverage Ratio
Sierra Bancorp and subsidiary	$199,853	12.99%	$198,216	14.37%
Minimum requirement for "Well-Capitalized" institutions	76,926	5.0%	68,969	5.0%
Minimum regulatory requirement	61,541	4.0%	55,175	4.0%

Bank of the Sierra	$195,174	12.72%	$195,001	14.18%
Minimum requirement for "Well-Capitalized" institutions	76,706	5.0%	68,765	5.0%
Minimum regulatory requirement	61,365	4.0%	55,012	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.         REGULATORY MATTERS (Continued)

	2014		2013
	Capital Amount	Ratio	Capital Amount	Ratio

Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$199,903	17.39%	$198,225	20.39%
Minimum requirement for "Well-Capitalized" institutions	68,972	6.0%	58,330	6.0%
Minimum regulatory requirement	45,981	4.0%	38,887	4.0%

Bank of the Sierra	$195,174	17.01%	$195,001	20.11%
Minimum requirement for "Well-Capitalized" institutions	68,843	6.0%	58,174	6.0%
Minimum regulatory requirement	45,895	4.0%	38,783	4.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$211,973	18.44%	$210,669	21.67%
Minimum requirement for "Well-Capitalized" institutions	114,953	10.0%	97,217	10.0%
Minimum regulatory requirement	91,962	8.0%	77,773	8.0%

Bank of the Sierra	$206,736	18.02%	$206,960	21.35%
Minimum requirement for "Well-Capitalized" institutions	114,739	10.0%	96,957	10.0%
Minimum regulatory requirement	91,791	8.0%	77,565	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2014, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Business Oversight, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2014, the maximum amount available for dividend distribution under this restriction was approximately $20,618,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.         BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $5,159,000 and $4,952,000 and was fully accrued for the years ended December 31, 2014 and 2013, respectively. The expense recognized under these arrangements totaled $320,000 and $288,000, and $292,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $112,000 for the year ended December 31, 2014 and $83,000 for each of the years ended December 31, 2013 and 2012. The Company also provides benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans totaled $0, $89,000 and $145,000, and was fully accrued for the years ended December 31, 2014, and 2013, respectively. Benefits paid to former executives of SNB under this plan totaled $83,000 for the year ended December 31, 2014 and $67,000, for each of the years ended December 31, 2013, and 2012, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $38,303,000 and $35,250,000 at December 31, 2014 and 2013, respectively.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2014, 2013 and 2012. In connection with this plan, life insurance policies with cash surrender values totaling $4,686,000 and $4,174,000 at December 31, 2014 and 2013, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 75%, 60% and 50% for the years ended December 31, 2014, 2013 and 2012 respectively. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $477,000, $360,000 and $302,000 to the Plan in 2014, 2013 and 2012, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

16.         NON-INTEREST REVENUE

The major grouping of non-interest revenue on the consolidated income statements includes several specific items: service charges on deposit accounts, gains on the sale of loans, credit card fees, check card fees, the net gain (loss) on sales and calls of investment securities available for sale, and the net increase (decrease) in the cash surrender value of life insurance.

Non-interest revenue also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Included in other income:
Loss on limited partnerships	$(1,161)	$(1,063)	$(395)
Dividends on Equity Investments	453	356	67
Rental income on leases	-	46	102
Other	1,957	2,569	2,134

Total other non-interest income	$1,249	$1,908	$1,908

17.         OTHERNON-INTEREST EXPENSE

Other non-interest expense consisted of the following (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012

Professional fees	$3,354	$4,143	$3,454
Data processing	2,716	1,987	1,807
Advertising and promotion	2,205	1,960	1,771
Deposit services	2,587	1,980	2,266
Stationery and supplies	1,192	657	738
Telephone and data communication	1,283	1,613	1,549
Loan and credit card processing	1,113	1,327	419
Foreclosed assets (income) expense, net	(1,420)	1,202	4,914
Postage	775	713	718
Other	1,230	1,039	1,905

Total other non-interest expense	$15,035	$16,621	$19,541

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.         RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance, beginning of year	$566	$629	$2,471
Disbursements	13,843	543	625
Amounts repaid	(12,006)	(606)	(2,467)
Balance, end of year	$2,403	$566	$629

Undisbursed commitments to related parties	$1,428	$460	$330

Deposits from related parties held by the Bank at December 31, 2014 and 2013 amounted to $6,070,000 and $7,523,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.         FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government Agencies	$-	$27,270	$-	$27,270	$-
Mortgage-backed securities	-	381,442	-	381,442	-
State and political subdivisions	-	100,949	-	100,949	-
Equity securities	2,222	-	-	2,222	-
Total available-for-sale securities	$2,222	$509,661	$-	$511,883	$-

	Fair Value Measurements at December 31, 2013, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government Agencies	$-	$5,304	$-	$5,304	$-
Mortgage-backed securities	-	320,721	-	320,721	-
State and political subdivisions	-	96,563	-	96,563	-
Equity securities	2,456	-	-	2,456	-
Total available-for-sale securities	$2,456	$422,588	$-	$425,044	$-

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.         FAIR VALUE (Continued)

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$4,791	$-	$4,791
Foreclosed assets	$-	$3,991	$-	$3,991

	Year Ended December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$14,705	$-	$14,705
Foreclosed assets	$-	$8,185	$-	$8,185

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2014 and 2013:

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

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2014
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$50,095	$50,095	$-	$-	$50,095
Securities available for sale	511,883	2,222	509,661	-	511,883
Loans and leases held for investment	956,265	-	966,599	-	966,599
Collateral dependent impaired loans	4,791	-	4,791	-	4,791
Loans held-for-sale	-	-	-	-	-
Cash surrender value of life insurance policies	42,989	-	42,989	-	42,989
Other investments	7,042	-	7,042	-	7,042
Investment in limited partnership	7,276	-	7,276	-	7,276
Accrued interest receivable	5,852	-	5,852	-	5,852

Financial Liabilities:
Deposits:
Noninterest-bearing	$390,897	$390,897	$-	$-	$390,897
Interest-bearing	975,798	-	976,002	-	976,002
Fed funds purchased and Repurchase agreements	7,251	-	7,251	-	7,251

Short-term borrowings	18,200	-	18,200	-	18,200
Long-term borrowings	6,000	-	6,000	-	6,000
Subordinated debentures	30,928	-	11,428	-	11,428
Limited partnership capital commitment	914	-	914	-	914
Accrued Interest Payable	137	-	137	-	137

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$366,909
Standby letters of credit	6,787
Commercial lines of credit	7,602

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.         BUSINESS COMBINATION

On November 14, 2014, the Company acquired 100% of the outstanding common and preferred shares of Santa Clara Valley Bank (SCVB) in exchange for $15,300,000. Under the terms of the acquisition, SCVB common shareholders received $12,300,000 or $6.00 per share and SCVB preferred shareholders received $3,000,000 to retire outstanding preferred stock and associated warrants. Included in the $12,300,000 was $700,000 which the Company paid to cash out existing in-the-money warrants. SCVB results of operations were included in the Company’s results beginning November 14, 2014. Acquisition related costs of $2,070,000 are included in other operating expense in the Company’s income statement for the year ended December 31, 2014.

In accordance with GAAP, the Company recorded $1,364,000 of goodwill and $1,075,000 of core deposit intangibles. Goodwill represents the excess of the consideration transferred (cash) at the acquisition date over the fair values of the identifiable net assets acquired. The core deposit intangible is being amortized using a straight line basis over eight years. For tax purposes goodwill and core deposit intangibles are both non-deductible.

The acquisition offers the Company an opportunity to expand its market presence further south into the Santa Clara Valley. Synergies and cost savings resulting from the combined operations along with the introduction of the Company’s existing products and services into the new region are expected to provide growth opportunities and increase profitability.

The following table summarizes the consideration paid for SCVB and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (dollars in thousands):

Consideration
Cash	$15,338
Equity Instruments	-
Contingent Consideration	-
Fair value of total consideration transferred	$15,338

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	$15,852
Securities	44,187
Federal Home Loan Bank stock	860
Loans	61,573
Premises and equipment	1,188
Core deposit intangibles	1,075
Other assets	5,719
Total assets acquired	130,454

Deposits	108,272
Federal Home Loan Bank advances	8,000
Other liabilities	208
Total liabilities assumed	116,480
Total identifiable net assets	13,974

Goodwill	1,364
$15,338

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.         BUSINESS COMBINATION (Continued)

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (ASC) 310-20 (formerly SFAS 91). The Company believes that all contractual cash flows related to these loans will be collected. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Loans acquired that were not subject to these requirements had a fair value and gross contractual amounts receivable of $61,345,000 and $71,470,000 as of the date of acquisition.

Certain loans, for which specific credit-related deterioration, since origination, was identified, are recorded at fair value, reflecting the present value of the amounts expected to be collected. Income recognition on these “purchase credit-impaired” loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on non-accrual status and have no accretable yield. These loans are discussed in further detail in Note 4 Purchased Credit Impaired Loans.

In accordance with GAAP, there was no carryover of the allowance for loan losses that had been previously recorded by SCVB.

The Company recorded a deferred income tax asset of $2,300,000 related to SCVB’s net operating loss carry-forward, as well as other tax attributes of SCVB, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting.

The fair value of savings and transaction deposit accounts acquired from SCVB were assumed to approximate their carry value, as these accounts have no stated maturity and are payable on demand.

The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of 2012. The unaudited pro forma information included adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates (dollars in thousands):

	Pro Forma	Pro Forma	Pro Forma
	Year Ended	Year Ended	Year Ended
	2014	2013	2012

Net interest Income	$56,095	$53,189	$55,545

Net income	$13,792	$13,082	$8,609

Basic earnings per share	$0.99	$0.92	$0.61

Diluted earnings per share	$0.98	$0.92	$0.61

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.         PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2014 and 2013

(dollars in thousands)

	2014	2013
ASSETS
Cash and due from banks	$2,801	$1,337
Investments in bank subsidiary	212,719	208,326
Investment in Trust subsidiaries	928	928
Investment in other securities	2,193	2,421
Other assets	14	310
	$218,655	$213,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$636	$720
Subordinated debentures	30,928	30,928
Total liabilities	31,564	31,648
Shareholders' equity:
Common stock	66,758	68,428
Retained Earnings	116,026	112,817
Accumulated other comprehensive
income, net of taxes	4,307	429
Total shareholders' equity	187,091	181,674
	$218,655	$213,322

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.         PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Income:
Dividend from Subsidiary	$15,500	$3,000	$-
Gain on sale of securities	238	-	-
Other operating income	80	16	10
Total Income	15,818	3,016	10
Expense
Salaries and employee benefits	347	349	254
Other expenses	1,195	1,313	1,365
Total expenses	1,542	1,662	1,619
Income (loss) before income taxes	14,276	1,354	(1,609)
Income tax benefit	(690)	(803)	(663)
Income (loss) before equity in undistributed income of subsidiary	14,966	2,157	(946)
Equity in undistributed income of subsidiary	274	11,212	9,131
Net income	$15,240	$13,369	$8,185

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.         PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013 and 2012

(dollars in thousands)

	2014	2013	2012
Cash flows from operating activities:
Net Income	$15,240	$13,369	$8,185
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(274)	(11,212)	(9,131)
Gain on sale of securities	(238)	-	-
Decrease (increase) in other assets	325	(75)	583
(Decrease) increase in other liabilities	(71)	106	50
Tax benefit (provision) from equity based compensation	-	29	(36)
Net provided for (used in) operating activities	14,982	2,217	(349)

Cash flows from investing activities:
Purchases of securities	(37)	-	-
Sales of securities	402	-	-
Net cash provided by investing activities	365	-	-

Cash flows from financing activities:
Stock options exercised	1,075	1,088	51
Repurchase of common stock	(10,183)	-	-
Dividends paid	(4,775)	(3,680)	(3,385)
Net cash used in by financing activities	(13,883)	(2,592)	(3,334)
Net increase (decrease) in cash and cash equivalents	1,464	(375)	(3,683)
Cash and cash equivalents, beginning of year	1,337	1,712	5,395
Cash and cash equivalents, end of year	$2,801	$1,337	$1,712

22.         CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2014 and 2013. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2014 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$14,509	$13,978	$13,682	$12,952
Interest expense	641	686	732	737
Net interest income	13,868	13,292	12,950	12,215

Provision for loan and lease losses	-	-	200	150
Non-interest income	4,321	3,785	4,018	3,707
Non-interest expense	12,889	11,750	11,008	10,728
Net income before taxes	5,300	5,327	5,760	5,044
Provision for taxes	1,647	1,776	1,523	1,245
Net income	$3,653	$3,551	$4,237	$3,799

Diluted earnings per share	$.26	$.25	$.31	$.26
Cash dividend per share	$.09	$.09	$.08	$.08

	2013 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$13,188	$12,791	$13,090	$12,716
Interest expense	743	790	815	873
Net interest income	12,445	12,001	12,275	11,843

Provision for loan and lease losses	1,500	800	450	1,600
Non-interest income	4,607	4,319	4,022	4,115
Non-interest expense	10,788	11,490	10,717	11,820
Net income before taxes	4,764	4,030	5,130	2,538
Provision for taxes	895	663	1,331	204
Net income	$3,869	$3,367	$3,799	$2,334

Diluted earnings per share	$.27	$.23	$.27	$.16
Cash dividend per share	$.07	$.07	$.06	$.06

Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2014.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2014, and our report dated March 12, 2015 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 12, 2015

ITEM 9B. OTHER INFORMATION.

None.

 PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2015 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2014 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
3.1	Restated Articles of Incorporation of Sierra Bancorp (2)
3.2	Amended and Restated By-laws of Sierra Bancorp (3)
10.1	1998 Stock Option Plan (4)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (5)
10.3	Salary Continuation Agreement for James C. Holly (5)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (6)
10.5	Split Dollar Agreement for Kenneth R. Taylor (7)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (7)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (7)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (7)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (7)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (7)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (7)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (7)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (8)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (8)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (8)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (9)
10.19	2007 Stock Incentive Plan (10)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (11)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (11)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
11	Statement of Computation of Per Share Earnings (13)
21	Subsidiaries of Sierra Bancorp (14)
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

___________________________

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (SEC) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(7)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(8)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(9)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(10)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(12)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(13)	Computation of earnings per share is incorporated by reference to Note 6 to the Financial Statements included herein.
(14)	Filed as Exhibit 21 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference

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

Dated: March 12, 2015	SIERRA BANCORP,
a California corporation

	By:	/s/ James C. Holly
James C. Holly
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Executive Vice President &
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra	Director	March 12, 2015
Albert L. Berra

/s/ Robert L. Fields	Director	March 12, 2015
Robert L. Fields

/s/ James C. Holly	Chief Executive Officer &	March 12, 2015
James C. Holly	Director
(Principal Executive Officer)

/s/ Kevin J. McPhaill	President ,	March 12, 2015
Kevin J. McPhaill	Chief Operating Officer &
Director

/s/ Lynda B. Scearcy	Director	March 12, 2015
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 12, 2015
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 12, 2015
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 12, 2015
Kenneth R. Taylor	Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

