Form 10-Q
period 2015-03-31
SIERRA BANCORP
filed 2015-05-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Common stock, no par value, 13,615,809 shares outstanding as of April 30, 2015

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$40,658	$48,405
Interest-bearing deposits in banks	7,247	1,690
Total cash & cash equivalents	47,905	50,095
Securities available for sale	514,466	511,883
Loans and leases:
Gross loans and leases	1,065,844	970,653
Allowance for loan and lease losses	(10,718)	(11,248)
Deferred loan and lease fees, net	1,780	1,651
Net loans and leases	1,056,906	961,056
Premises and equipment, net	21,688	21,853
Foreclosed assets	3,194	3,991
Company owned life insurance	43,438	42,989
Goodwill	6,908	6,908
Other intangible assets, net	1,030	1,064
Other assets	37,882	37,481
	$1,733,417	$1,637,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$400,387	$390,897
Interest bearing	990,628	975,798
Total deposits	1,391,015	1,366,695
Federal funds purchased and repurchase agreements	7,985	7,251
Short-term borrowings	98,800	18,200
Long-term borrowings	2,000	6,000
Junior subordinated debentures	30,928	30,928
Other liabilities	14,205	21,155
Total Liabilities	1,544,933	1,450,229

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,630,118 and 13,689,181 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	64,000	64,153
Additional paid in capital	2,569	2,605
Retained earnings	117,511	116,026
Accumulated other comprehensive income	4,404	4,307
Total shareholders' equity	188,484	187,091
	$1,733,417	$1,637,320

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended	For the Quarter Ended
	March 31, 2015	March 31, 2014

Interest and dividend income
Loans and leases, including fees	$12,320	$10,351
Taxable securities	2,248	1,825
Tax-exempt securities	725	741
Dividend income on securities	45	-
Federal funds sold and other	13	35
Total interest income	15,351	12,952
Interest expense
Deposits	444	558
Short-term borrowings	11	5
Long-term borrowings	4	-
Subordinated debentures	174	174
Total interest expense	633	737
Net interest income	14,718	12,215
Provision for loan losses	-	150
Net interest income after provision for loan losses	14,718	12,065
Non-interest income
Service charges on deposits	1,991	1,886
Net gains on sale of securities available-for-sale	16	104
Other income	2,000	1,717
Total non-interest income	4,007	3,707
Other operating expense
Salaries and employee benefits	6,895	5,985
Occupancy and equipment	1,661	1,505
Other	4,904	3,239
Total non-interest expenses	13,460	10,729
Income before income taxes	5,265	5,043
Provision for income taxes	1,527	1,244
Net income	$3,738	$3,799

PER SHARE DATA
Book value	$13.83	$12.99
Cash dividends	$0.10	$0.08
Earnings per share basic	$0.27	$0.27
Earnings per share diluted	$0.27	$0.26
Average shares outstanding, basic	13,678,660	14,228,040
Average shares outstanding, diluted	13,804,672	14,372,894

Total shareholder equity (in thousands)	$188,484	$184,169
Shares outstanding	13,630,118	14,179,439
Dividends paid	$1,368,998	$1,137,965

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	For the quarter ended	For the quarter ended
	March 31, 2015	March 31, 2014

Net income	$3,738	$3,799
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	296	1,566
Less: reclassification adjustment for gains included in net income (1)	(16)	(104)
Other comprehensive income, before tax	280	1,462
Income tax expense related to items of other comprehensive income	(183)	(602)
Other comprehensive income, net of tax	97	860

Comprehensive income	$3,835	$4,659

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the quarter ended March 31, 2015 and 2014 was $7 thousand and $43 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$3,738	$3,799
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(16)	(104)
Gain on sales of loans	-	(3)
Gain on disposal of fixed assets	(8)	-
Gain on sale on foreclosed assets	(88)	(350)
Writedowns on foreclosed assets	172	84
Share-based compensation expense	7	12
Provision for loan losses	-	150
Depreciation	561	506
Net accretion on purchased loans	(414)	-
Net amortization on securities premiums and discounts	1,592	1,614
Decrease (increase) in unearned net loan fees	129	(268)
Increase in cash surrender value of life insurance policies	(449)	(325)
Proceeds from sale of loans	-	108
Increase in interest receivable and other assets	(1,179)	(445)
(Decrease) increase in other liabilites	(6,950)	25
Deferred income tax provision	586	65
Excess tax benefit from equity based compensation	(43)	(86)
Net cash (used in) provided by operating activities	(2,362)	4,782

Cash flows from investing activities:
Maturities of securities available for sale	290	450
Proceeds from sales/calls of securities available for sale	19,864	4,215
Purchases of securities available for sale	(44,370)	(41,899)
Principal pay downs on securities available for sale	20,337	17,433
Net increase in loans receivable, net	(95,615)	(34,444)
Purchases of premises and equipment, net	(422)	(1,266)
Proceeds from sale premises and equipment	34	-
Proceeds from sales of foreclosed assets	763	1,339
Net cash used in investing activities	(99,119)	(54,172)

Cash flows from financing activities:
Increase in deposits	24,320	45,999
Increase in borrowed funds	76,600	-
Increase (decrease) in repurchase agreements	734	(447)
Cash dividends paid	(1,369)	(1,138)
Repurchases of common stock	(1,232)	(1,492)
Stock options exercised	195	540
Excess tax benefit from equity based compensation	43	86
Net cash provided by financing activities	99,291	43,548

Decrease in cash and due from banks	(2,190)	(5,842)

Cash and cash equivalents
Beginning of period	50,095	78,006
End of period	$47,905	$72,164

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California. We offer a full range of retail and commercial banking services primarily in Tulare, Kern, Fresno, and Kings Counties in Central California, and in the rich agricultural corridor stretching from Santa Paula to Santa Clarita in Southern California. Bank of the Sierra was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. Our growth in the ensuing years has primarily been organic, but includes two acquisitions: Sierra National Bank in the year 2000, and Santa Clara Valley Bank (“SCVB”) in 2014 (see Note 13 to the financial statements, Recent Developments, for details on the SCVB acquisition). We are now the largest bank headquartered in the South San Joaquin Valley, with more than 400 employees, 28 full-service branch offices, and $1.7 billion in assets at March 31, 2015. We have received regulatory approval for another branch in Bakersfield, California, which is expected to commence operations in the first quarter of 2016. In addition to our full-service branches the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit, and we operate offsite ATMs at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such period. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2014 have been reclassified to be consistent with the reporting for 2015. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In January 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, to provide additional flexibility with regard to accounting for investments in qualified affordable housing projects. ASU 2014-01 modifies the conditions that must be met to present the pretax impact and related tax benefits of such investments as a component of income taxes (“net” within income tax expense), to enable more investors to elect to use a net presentation for those investments. Investors that do not qualify for net presentation under the new guidance will continue to account for such investments under the equity method or cost method, which results in losses recognized in pretax income and tax benefits recognized in income taxes (“gross” presentation of investment results). For investments that qualify for the net presentation of investment performance, ASU 2014-01 introduces a “proportional amortization method” that can be elected to amortize the investment basis. If elected, the method is required for all eligible investments in qualified affordable housing projects. ASU 2014-01 also requires enhanced recurring disclosures for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. It is effective for interim and annual periods beginning after December 15, 2014. The Company adopted the enhanced disclosure requirements of ASU 2014-01 as of the first quarter of 2015, as reflected in Note 10 to the consolidated financial statements, but we continue to account for our low-income housing tax credit investments using the equity method so there has been no impact on our income statement or balance sheet.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to resolve diversity in practice with respect to a creditor’s reclassification of a collateralized consumer mortgage loan to other real estate owned (OREO). Current US GAAP requires a loan to be reclassified to OREO upon a troubled debt restructuring that is “in substance a repossession or foreclosure”, where the creditor receives “physical possession” of the debtor's assets regardless of whether formal foreclosure proceedings take place. The terms “in substance a repossession or foreclosure” and “physical possession” are not defined in US GAAP; therefore, questions have arisen about when a creditor should reclassify a collateralized mortgage loan to OREO. ASU 2014-04 requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 is effective for public business entities for interim and annual periods beginning after December 15, 2014. It was adopted by the Company for the first quarter of 2015, without any impact on our financial statements or operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop a common revenue standard and disclosures for U.S. and international accounting standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the potential effects of this guidance on its financial statements and disclosures.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions,

Repurchase Financings, and Disclosures. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other more typical repurchase agreements, by requiring that all of these transactions be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in off-balance-sheet accounting. ASU 2014-11 requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. It also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company did not have any repurchase transactions outstanding as of March 31, 2015, and any repurchase agreements entered into by the Company in the future will likely be typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and will thus be accounted for as secured borrowings. As such, the adoption of ASU 2014-11 for the first quarter of 2015 did not have an impact on the Company’s consolidated financial statements.

In June 2014 the FASB issued ASU 2014-12, Compensation–Stock Compensation (Topic 718), which amended existing guidance related to the accounting for share-based payments when the terms of an award provide that a performance target can be achieved after the requisite service period. These amendments require that a performance target be treated as a “performance condition” if it affects vesting and can be achieved after the requisite service period. To account for such awards, a reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. The requisite period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. It will be adopted by the Company for the first quarter of 2016, and we do not expect any impact upon our financial statements or operations upon adoption.

In August 2014 the FASB issued ASU 2014-14, Receivables–Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, which amended existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate “other receivable” be recognized upon foreclosure if the following conditions are met: 1) the loan has a government guarantee that is not separable from the loan before foreclosure; 2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. It was adopted by the Company for the first quarter of 2015 with no impact on our financial statements or operations.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2015 and 2014, cash paid for interest due on interest-bearing liabilities was $612,000 and $777,000, respectively. There was $4.550 million in cash paid for income taxes during the three months ended March 31, 2015, but nothing paid during the three months ended March 31, 2014. Assets totaling $73,000 and $125,000 were acquired in settlement of loans for the three months ended March 31, 2015 and March 31, 2014, respectively. We received $763,000 in cash from the sale of foreclosed assets during the first three months of 2015 relative to $1.339 million during the first three months of 2014, which represents sales proceeds less any loans that might have been extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 91,300 shares that were granted under the 1998 Plan were still outstanding as of March 31, 2015 and remain unaffected by that plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of March 31, 2015 was 802,660. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A charge of $7,000 was reflected in the Company’s income statement during the first quarter of 2015 and $12,000 was charged during the first quarter of 2014, as expense related to stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,678,660 weighted average shares outstanding during the first quarter of 2015, and 14,228,040 during the first quarter of 2014.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the first quarter of 2015 the dilutive effect of options outstanding calculated under the treasury stock method totaled 126,012 shares, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the first quarter of 2014 shares totaling 144,854 were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

	March 31, 2015	December 31, 2014
Commitments to extend credit	$335,232	$366,909
Standby letters of credit	$9,515	$6,787
Commercial letters of credit	$7,602	$7,602

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no market exists for a significant portion of the Company’s financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at March 31, 2015 and December 31, 2014:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain investments for which no secondary market exists are carried at cost unless an impairment analysis indicates the need for adjustments, and the carrying amount for those investments approximates their estimated fair value.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight FHLB advances, borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	March 31, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$47,905	$47,907	$-	$-	$47,907
Investment securities available for sale	514,466	2,271	512,195	-	514,466
Loans and leases, net held for investment	1,046,054	-	1,063,099	-	1,063,099
Collateral dependent impaired loans	10,852	-	10,852	-	10,852
Loans held-for-sale	-	-	-	-	-
Cash surrender value of life insurance policies	43,438	-	43,438	-	43,438
Other investments	7,042	-	7,042	-	7,042
Investment in limited partnership	7,029	-	7,029	-	7,029
Accrued interest receivable	5,469	-	5,469	-	5,469

Financial liabilities:
Deposits:
Noninterest-bearing	$400,387	$400,387	$-	$-	$400,387
Interest-bearing	990,628	-	990,801	-	990,801
Fed funds purchased and repurchase agreements	7,985	-	7,985	-	7,985
Short-term borrowings	98,800	-	98,800	-	98,800
Long-term borrowings	2,000	-	2,009	-	2,009
Subordinated debentures	30,928	-	11,501	-	11,501
Limited partnership capital commitment	795	-	795	-	795
Accrued interest payable	116	-	116	-	116

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$335,232
Standby letters of credit	9,515
Commercial lines of credit	7,602

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$50,095	$50,095	$-	$-	$50,095
Investment securities available for sale	511,883	2,222	509,661	-	511,883
Loans and leases, net held for investment	956,265	-	966,599	-	966,599
Collateral dependent impaired loans	4,791	-	4,791	-	4,791
Cash surrender value of life insurance policies	42,989	-	42,989	-	42,989
Other Investments	7,042	-	7,042	-	7,042
Investment in limited partnership	7,276	-	7,276	-	7,276
Accrued interest receivable	5,852	-	5,852	-	5,852

Financial liabilities:
Deposits:
Noninterest-bearing	$390,897	$390,897	$-	$-	$390,897
Interest-bearing	975,798	-	976,002	-	976,002
Fed funds purchased and repurchase agreements	7,251	-	7,251	-	7,251
Short-term borrowings	18,200	-	18,200	-	18,200
Long-term borrowings	6,000	-	6,000	-	6,000
Subordinated debentures	30,928	-	11,428	-	11,428
Limited partnership capital commitment	914	-	914	-	914
Accrued interest payable	137	-	137	-	137

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$366,909
Standby letters of credit	6,787
Commercial lines of credit	7,602

For financial asset categories that were actually reported at fair value at March 31, 2015 and December 31, 2014, the Company used the following methods and significant assumptions:

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected selling costs for OREO and some other assets such as mobile homes, and for any other foreclosed assets fair value is represented by the estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring

(dollars in thousands, unaudited)	Fair Value Measurements at March 31, 2015, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$25,202	$-	$25,202	$-
Mortgage-backed securities	-	388,276	-	388,276	-
State and poltical subdivisions	-	98,717	-	98,717	-
Other securities	2,271	-	-	2,271	-

Total available-for-sale securities	$2,271	$512,195	$-	$514,466	$-

	Fair Value Measurements at December 31, 2014, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$27,270	$-	$27,270	$-
Mortgage-backed securities	-	381,442	-	381,442	-
State and poltical subdivisions	-	100,949	-	100,949	-
Other securities	2,222	-	-	2,222	-

Total available-for-sale securities	$2,222	$509,661	$-	$511,883	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring

(dollars in thousands, unaudited)	Fair Value Measurements at March 31, 2015, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$10,852	$-	$10,852
Foreclosed assets	$-	$3,194	$-	$3,194

	Fair Value Measurements at December 31, 2014, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$4,791	$-	$4,791
Foreclosed assets	$-	$3,991	$-	$3,991

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

Investment Securities

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

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands, unaudited):

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$24,805	$411	$(14)	$25,202
Mortgage-backed securities	385,369	4,298	(1,391)	388,276
State and poltical subdivisions	95,483	3,379	(145)	98,717
Other securities	1,209	1,062	-	2,271
Total investment securities	$506,866	$9,150	$(1,550)	$514,466

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$26,959	$334	$(23)	$27,270
Mortgage-backed securities	378,339	4,299	(1,196)	381,442
State and political subdivisons	98,056	3,093	(200)	100,949
Other securities	1,210	1,012	-	2,222
Total investment securities	$504,564	$8,738	$(1,419)	$511,883

At March 31, 2015 and December 31, 2014, the Company had 131 securities and 134 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)	March 31, 2015
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(14)	$757	$-	$-
Mortgage-backed securities	(978)	112,985	(413)	45,329
State and political subdivisions	(59)	5,383	(86)	5,452
Other securities	-	-	-	-
Total	$(1,051)	$119,125	$(499)	$50,781

	December 31, 2014
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(23)	$3,485	$-	$-
Mortgage-backed securities	(564)	84,004	(632)	51,982
State and political subdivisions	(31)	7,738	(169)	9,045
Other securities	-	-	-	-
Total	$(618)	$95,227	$(801)	$61,027

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)	Three months ended March 31,
	2015	2014
Proceeds from sales, calls and maturities of securities available for sale	$20,154	$4,665
Gross gains on sales, calls and maturities of securities available for sale	$215	$104
Gross losses on sales, calls and maturities of securities available for sale	(199)	-
Net gains on sale of securities available for sale	$16	$104

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2015 and December 31, 2014 are shown below, by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)	March 31, 2015
	Amortized Cost	Fair Value

Maturing within one year	$572	$581
Maturing after one year through five years	216,346	219,788
Maturing after five years through ten years	93,818	95,802
Maturing after ten years	51,612	52,960

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	143,309	143,064
Other securities	1,209	2,271
	$506,866	$514,466

	December 31, 2014
	Amortized Cost	Fair Value

Maturing within one year	$686	$694
Maturing after one year through five years	222,081	225,415
Maturing after five years through ten years	97,949	99,583
Maturing after ten years	54,531	55,705

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	128,107	128,264
Other securities	1,210	2,222
	$504,564	$511,883

At March 31, 2015, the Company’s investment portfolio included securities issued by 273 different government municipalities and agencies located within 27 states with a fair value of $95.5 million. The largest exposure to any single municipality or agency was a $1.1 million (fair value) refunding bond issued by the Columbia River People’s Utility District, to be repaid by future utility revenue.

The Company’s investments in bonds issued by states, municipalities and political subdivisions are evaluated in accordance with Supervision and Regulation Letter 12-15 issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Organization Ratings,” and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

dollars in thousands, unaudited	March 31, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$20,136	$21,484	$20,078	$21,288
Texas	13,472	13,712	14,489	14,675
Illinois	8,608	8,784	8,272	8,394
Ohio	7,870	7,999	7,456	7,555
Washington	5,951	6,152	5,966	6,126
Utah	956	985	956	984
Other states	22,359	22,994	21,253	21,832
Total General Obligation Bonds	79,352	82,110	78,470	80,854

Revenue bonds
State of issuance
Utah	4,167	4,240	3,769	3,834
Texas	3,768	3,915	3,273	3,387
California	1,605	1,650	2,174	2,233
Washington	1,165	1,194	1,167	1,197
Ohio	320	328	321	332
Illinois	293	298	294	294
Other states	4,813	4,982	8,588	8,818
Total Revenue Bonds	16,131	16,607	19,586	20,095

Total Obligations of States and Political Subdivisions	$95,483	$98,717	$98,056	$100,949

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

Revenue Bonds by Type

dollars in thousands, unaudited

	March 31, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$3,327	$3,437	$7,100	$7,278
College & University	3,220	3,356	2,723	2,834
Sales Tax	2,359	2,415	2,361	2,405
Electric & Power	1,878	1,914	1,880	1,914
Lease	1,356	1,370	1,356	1,362
Other sources	3,991	4,115	4,166	4,302
Total Revenue Bonds	$16,131	$16,607	$19,586	$20,095

Low-Income Housing Tax Credit (“LIHTC”) Fund Investments

The Company has the ability to invest in limited partnerships which own housing projects that qualify for federal and/or California state tax credits, by mandating a specified percentage of low-income tenants for each project. The tax credits flow through to investors, augmenting any return that might be derived from an increase in property values. Because rent levels are lower than standard market rents and the projects are generally highly leveraged, each project also typically generates tax-deductible operating losses that are allocated to the limited partners.

The Company invested in seven such LIHTC fund limited partnerships from 2001 through 2007, and may make similar investments in the future. Our investments to date have all been in California-focused funds, which helps the Company meet its obligations under the Community Reinvestment Act. We utilize the equity method of accounting for our LIHTC fund investments. Under the equity method, our balance sheet initially reflects an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement treatment under the equity method reflects tax credits received by the Company “below the line” within the income tax provision, while any fund operating results are included “above the line” in non-interest income. As noted above, operating results are typically losses that are netted against non-interest income.

As of March 31, 2015, our LIHTC investment balance was $5.5 million, and we had no commitments or contingent commitments for additional capital contributions to the limited partnerships. There were $193,000 in tax credits derived from our LIHTC investments which were recognized during the three months ended March 31, 2015, and a pass-through operating loss of $247,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is fairly stated and is not impaired.

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged off. The Company conforms to the following definitions for risk classifications utilized:

•	Pass: Larger non-homogeneous loans not meeting the risk rating definitions below, and smaller homogeneous loans that are not assessed on an individual basis.

•	Special mention: Loans which have potential issues that deserve the close attention of Management. If left uncorrected, those potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.

•	Substandard: Loans that have at least one clear and well-defined weakness which could jeopardize the ultimate recoverability of all principal and interest, such as a borrower displaying a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or a deteriorated financial condition.

•	Impaired: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all nonperforming loans, restructured troubled debt (“TDRs”), and certain other loans that are still being maintained on accrual status. A TDR may be nonperforming or performing, depending on its accrual status and the demonstrated ability of the borrower to comply with restructured terms (see “Troubled Debt Restructurings” section below for additional information on TDRs).

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	March 31, 2015
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$5,751	$-	$-	$-	$5,751
Other construction/land	18,523	154	-	4,114	22,791
1-4 family - closed end	129,244	968	646	5,250	136,108
Equity lines	44,022	406	1,350	1,453	47,231
Multi-family residential	17,392	1,044	-	180	18,616
Commercial real estate - owner occupied	188,743	18,387	4,245	3,721	215,096
Commercial real estate - non-owner occupied	113,107	5,198	629	12,731	131,665
Farmland	126,177	1,096	739	933	128,945
Total real estate	642,959	27,253	7,609	28,382	706,203

Agricultural	27,971	43	-	487	28,501
Commercial and industrial	104,861	891	721	2,990	109,463
Mortgage Warehouse	204,233	-	-	-	204,233
Consumer loans	14,750	168	17	2,509	17,444
Total gross loans and leases	$994,774	$28,355	$8,347	$34,368	$1,065,844

	December 31, 2014
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$5,858	$-	$-	$-	$5,858
Other construction/land	15,238	247	-	4,423	19,908
1-4 family - closed end	105,398	833	918	7,110	114,259
Equity lines	46,819	294	1,237	1,367	49,717
Multi-family residential	18,127	420	-	171	18,718
Commercial real estate - owner occupied	191,495	18,694	3,845	4,620	218,654
Commercial real estate - non-owner occupied	114,317	4,250	631	12,879	132,077
Farmland	142,295	1,950	744	50	145,039
Total real estate	639,547	26,688	7,375	30,620	704,230

Agricultural	27,215	531	-	-	27,746
Commercial and industrial	108,469	1,529	857	2,916	113,771
Mortgage Warehouse	106,021	-	-	-	106,021
Consumer loans	15,752	222	23	2,888	18,885
Total gross loans and leases	$897,004	$28,970	$8,255	$36,424	$970,653

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and OREO. OREO consists of properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection. An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$332	$-	$-	$332	$5,419	$5,751	$-
Other construction/land	-	-	3,034	3,034	19,757	22,791	3,209
1-4 family - closed end	804	-	1,260	2,064	134,044	136,108	1,728
Equity lines	210	48	216	474	46,757	47,231	1,138
Multi-family residential	-	170	180	350	18,266	18,616	180
Commercial real estate - owner occupied	769	-	177	946	214,150	215,096	2,856
Commercial real estate - non-owner occupied	-	-	7,467	7,467	124,198	131,665	7,658
Farmland	-	50	883	933	128,012	128,945	933
Total real estate	2,115	268	13,217	15,600	690,603	706,203	17,702

Agricultural	309	-	487	796	27,705	28,501	487
Commercial and industrial	1,139	24	346	1,509	107,954	109,463	976
Mortgage warehouse lines	-	-	-	-	204,233	204,233	-
Consumer	38	5	-	43	17,401	17,444	601
Total gross loans and leases	$3,601	$297	$14,050	$17,948	$1,047,896	$1,065,844	$19,766

(1) As of March 31, 2015 there were no loans over 90 days past due and still acrruing.

(2) Included in total financing receivables

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$332	$-	$332	$5,526	$5,858	$-
Other construction/land	93	59	3,253	3,405	16,503	19,908	3,547
1-4 family - closed end	1,125	597	2,874	4,596	109,663	114,259	3,042
Equity lines	98	44	214	356	49,361	49,717	1,049
Multi-family residential	185	-	171	356	18,362	18,718	171
Commercial real estate - owner occupied	1,460	26	1,316	2,802	215,852	218,654	3,417
Commercial real estate - non-owner occupied	604	294	6,953	7,851	124,226	132,077	7,754
Farmland	997	-	-	997	144,042	145,039	51
Total real estate	4,562	1,352	14,781	20,695	683,535	704,230	19,031

Agricultural	618	-	-	618	27,128	27,746	-
Commercial and industrial	1,346	153	39	1,538	112,233	113,771	821
Mortgage warehouse lines	-	-	-	-	106,021	106,021	-
Consumer	136	17	-	153	18,732	18,885	826
Total gross loans and leases	$6,662	$1,522	$14,820	$23,004	$947,649	$970,653	$20,678

(1) As of December 31, 2014 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring, if the modification constitutes a concession. At March 31, 2015, the Company had a total of $23.0 million in TDRs, including $11.9 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDRs may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended March 31, 2015
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$111	$-	$-	$111
1-4 family - closed-end	-	-	-	-	-
Equity lines	-	205	-	-	205
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	316	-	-	316
Commercial and industrial	-	43	-	-	43
Consumer loans	-	-	-	-	-
	$-	$359	$-	$-	$359

	Three months ended March 31, 2014
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	13	-	-	13
Equity lines	-	-	-	-	-
Commercial real estate - owner occupied	-	123	-	-	123
Total real estate loans	-	136	-	-	136
Commercial and industrial	-	110	4	-	114
Consumer loans	-	2	-	-	2
	$-	$248	$4	$-	$252

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended March 31, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	2	$111	$111	$4	$5
1-4 family - closed-end	0	-	-	-	-
Equity Lines	2	205	205	-	139
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		316	316	4	144

Commercial and Industrial	2	43	43	(19)	13
Consumer loans	0	-	-	-	-
		$359	$359	$(15)	$157

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended March 31, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	1	13	13	-	-
Equity Lines	0	-	-	-	-
Commercial RE- owner occupied	1	123	123	-	-
Total Real Estate Loans		136	136	-	-

Commercial and Industrial	3	114	114	23	20
Consumer loans	1	2	2	-	-
		$252	$252	$23	$20

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The tables below summarize finance receivables modified as TDRs within the previous twelve months that defaulted during the periods noted, and any charge-offs on those TDRs resulting from such default.

Troubled Debt Restructurings

(dollars in thousands, unaudited)

For the three months ended March 31, 2015
	Number of Loans	Recorded Investment	Charge-Offs
Commercial and Industrial	-	$-	$-

	For the three months ended March 31, 2014
	Number of Loans	Recorded Investment	Charge-Offs
Commercial and Industrial	1	$127	$-

Purchased Credit Impaired Loans

The Company may acquire loans which show evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses. Losses on PCI loans subsequent to acquisition are recognized by an increase in the allowance for loan losses. PCI loans are accounted for individually or are aggregated into pools of loans based on common risk characteristics. The Company estimates the amount and timing of expected cash flows, and expected cash receipts in excess of the amount paid for the loan(s) are recorded as interest income over the remaining life of the loan or pool of loans (accretable yield). The excess of contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Expected cash flows continue to be estimated throughout the life of the loan or pool of loans. If the present value of expected cash flows is determined at any time to be less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

The acquisition described in Note 13, Recent Developments, included a portfolio of loans, some of which have shown evidence of credit deterioration since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans:

	March 31, 2015
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,195	$252
Commercial and industrial	85	-
Consumer	1	-
Total purchased credit impaired loans	$1,281	$252

	December 31, 2014
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,222	$228
Commercial and industrial	92	-
Consumer	1	-
Total purchased credit impaired loans	$1,315	$228

No allowance for loan losses was allocated for PCI loans as of March 31, 2015 or December 31, 2014. There was $160,000 in discount accretion on PCI loans during the quarter ended March 31, 2015.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $2.605 million at March 31, 2015 and $2.714 million at December 31, 2014.

Impaired Loans
(dollars in thousands, unaudited)	March 31, 2015
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$1,015	$979	$148	$1,023	$18
1-4 Family - closed-end	4,138	3,954	147	4,186	66
Equity lines	1,405	1,316	448	1,417	3
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	2,424	2,424	1,027	2,577	8
Commercial real estate- non-owner occupied	10,115	10,114	2,064	10,736	59
Farmland	-	-	-	-	-
Total real estate	19,097	18,787	3,834	19,939	154
Agriculture	-	-	-	-	-
Commercial and industrial	2,955	2,943	895	3,083	30
Consumer loans	2,459	2,458	540	2,645	37
	24,511	24,188	5,269	25,667	221
With no related allowance recorded
Real estate:
Other construction/land	3,248	3,135	-	3,840	-
1-4 family - closed-end	1,296	1,296	-	3,231	-
Equity lines	137	137	-	140	-
Multi-family residential	180	180	-	182	-
Commercial real estate- owner occupied	1,297	1,297	-	1,560	4
Commercial real estate- non-owner occupied	2,764	2,617	-	2,939	29
Farmland	933	933	-	935	-
Total real estate	9,855	9,595	-	12,827	33
Agriculture	487	487	-	487	-
Commercial and industrial	47	47	-	86	-
Consumer loans	147	51	-	307	-
	10,536	10,180	-	13,707	33
Total	$35,047	$34,368	$5,269	$39,374	$254

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis.

	December 31, 2014
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$1,155	$1,078	$179	$1,193	$70
1-4 family - closed-end	4,167	4,167	288	4,276	258
Equity lines	797	797	230	878	14
Multifamily residential	171	171	51	173	-
Commercial real estate- owner occupied	2,791	2,681	1,385	3,069	60
Commercial real estate- non-owner occupied	3,463	3,463	1,731	3,545	263
Farmland	-	-	-	-	-
Total real estate	12,544	12,357	3,864	13,134	665
Commercial and industrial	2,910	2,898	916	3,046	123
Consumer loans	2,790	2,788	668	3,115	150
	18,244	18,043	5,448	19,295	938
With no related allowance recorded
Real estate:
Other construction/land	3,345	3,345	-	4,143	-
1-4 family - closed-end	2,943	2,943	-	9,186	-
Equity lines	609	570	-	611	-
Multifamily residential	-	-	-	-	-
Commercial real estate- owner occupied	2,915	1,939	-	3,046	-
Commercial real estate- non-owner occupied	9,563	9,416	-	10,306	118
Farmland	51	50	-	52	-
Total real estate	19,426	18,263	-	27,344	118
Commercial and industrial	35	18	-	81	-
Consumer loans	275	100	-	347	-
	19,736	18,381	-	27,772	118
Total	$37,980	$36,424	$5,448	$47,067	$1,056

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 92% of the Company’s impaired real estate loan balances at March 31, 2015. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries in our market areas. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $5.449 million at March 31, 2015.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended March 31, 2015. We continue to consider, in qualitative factors, the potential impact of drought conditions on loan losses. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	For the quarter ended March 31, 2015
	Real Estate	Agricultural	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning balance	$6,243	$986	$1,944	$1,765	$310	$11,248
Charge-offs	(627)	-	(20)	(413)	-	(1,060)
Recoveries	198	1	81	250	-	530
Provision	151	(336)	248	(125)	62	-

Ending Balance	$5,965	$651	$2,253	$1,477	$372	$10,718

Reserves:
Specific	$3,834	$-	$895	$540	$-	$5,269
General	2,131	651	1,358	937	372	5,449

Ending balance	$5,965	$651	$2,253	$1,477	$372	$10,718

Loans evaluated for impairment:
Individually	$28,382	$487	$2,990	$2,509	$-	$34,368
Collectively	677,821	28,014	310,706	14,935	-	1,031,476

Ending balance	$706,203	$28,501	$313,696	$17,444	$-	$1,065,844

(1) Includes mortgage warehouse lines

	For the year ended December 31, 2014
	Real Estate	Agricultural		Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$5,544	$978	$3,787	$1,117	$251	$11,677
Charge-offs	(1,629)	(124)	(625)	(1,837)	-	(4,215)
Recoveries	1,913	6	801	716	-	3,436
Provision	415	126	(2,019)	1,769	59	350

Ending balance	$6,243	$986	$1,944	$1,765	$310	$11,248

Reserves:
Specific	$3,864	$-	$916	$668	$-	$5,448
General	2,379	986	1,028	1,097	310	5,800

Ending balance	$6,243	$986	$1,944	$1,765	$310	$11,248

Loans evaluated for impairment:
Individually	$30,620	$-	$2,916	$2,888	$-	$36,424
Collectively	673,610	27,746	216,876	15,997	-	934,229

Ending balance	$704,230	$27,746	$219,792	$18,885	$-	$970,653

(1) Includes mortgage warehouse lines

Note 13 – Recent Developments

In July 2014 the Bank entered into a definitive agreement to acquire Santa Clara Valley Bank, a community bank with branches in Santa Paula, Santa Clarita, and Fillmore, California. Subsequent to the receipt of requisite regulatory and shareholder approvals the deal closed on November 14, 2014, and SCVB results of operations were included in the Company’s results beginning the same date. As part of the transaction, cash consideration of $12.3 million, or $6.00 per share, was paid to SCVB common shareholders, and $3.0 million was paid to SCVB preferred shareholders to retire outstanding preferred stock and associated warrants. One-time acquisition costs of $2.1 million were included in the Company’s pre-tax non-interest expense in 2014, and acquisition costs totaling $112,000 were included in pre-tax non-interest expense for the first quarter of 2015.

On the merger date the SCVB acquisition contributed approximately $62 million to the Company’s outstanding loan balances, $44 million to investment securities, and $108 million to total deposits. In accordance with GAAP, assets and liabilities were acquired at their estimated fair values and there was no carryover of the allowance for loan losses that had previously been recorded by SCVB. At the time of the acquisition the Company also recorded a deferred income tax asset of $2.3 million related primarily to SCVB’s net operating loss carry-forward, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting. In accordance with GAAP, the Company recorded $1.4 million of goodwill and $1.1 in core deposit intangibles. Goodwill represents the excess of consideration transferred (cash) over the fair values of the identifiable net assets acquired. The core deposit intangible is being amortized on a straight line basis over eight years, commencing at the date of acquisition. Goodwill and core deposit intangibles are not deductible for income tax purposes.

The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of 2014. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed date (dollars in thousands):

Business Combinations - Pro forma Income Statement

Pro forma for the quarter ended March 31, 2014

Net interest income	$13,227

Net Income	$3,643

Earnings per share basic	$0.26

Earnings per share diluted	$0.25

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, the potential impact of extreme drought conditions on businesses and consumers located in the Company’s market areas; unfavorable economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses, as explained in detail in Note 12 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate the most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

First Quarter 2015 compared to First Quarter 2014

Net income for the quarter ended March 31, 2015 was $3.738 million, representing a decline of $61,000, or 2%, relative to net income of $3.799 million for the quarter ended March 31, 2014. Basic and diluted earnings per share for the first quarter of 2015 were $0.27, compared to $0.27 basic earnings per share and $0.26 diluted earnings per share for the first quarter of 2014. The Company’s annualized return on average equity was 8.06% and annualized return on average assets was 0.93% for the quarter ended March 31, 2015, compared to 8.36% and 1.09%, respectively, for the quarter ended March 31, 2014. The primary drivers behind the quarter over quarter variance in net income are as follows:

•	Net interest income was up $2.503 million, or 20%, for the comparative quarters, due in part to an increase of $211 million, or 16%, in average interest-earning assets. Also having a positive effect on the variance in net interest income was an increase of 12 basis points in our net interest margin, which was driven by substantial non-recurring interest income recognized in the first quarter of 2015.

•	There was no loan loss provision recorded in the first quarter of 2015, relative to $150,000 in the first quarter of 2014.

•	Total non-interest income rose by $300,000, or 8%, for the quarterly comparison, due in large part to increased customer activity that generated additional fee income.

•	Total non-interest expense increased $2.731 million, or 25%, due in large part to the following variances: a large unfavorable swing in net OREO costs resulting from substantial OREO gains in the first quarter of 2014; substantial increases in data processing, deposit processing and supply costs subsequent to our February 2014 conversion to a new core banking system; residual acquisition costs and ongoing operating costs related to our acquisition of Santa Clara Valley Bank; other increases in personnel costs resulting from strategic staffing enhancements and annual salary adjustments; and an increase in debit card losses resulting from fraudulent transactions.

•	The Company’s provision for income taxes was 29% of pre-tax income in the first quarter of 2015 relative to 25% in the first quarter of 2014. The higher tax provisioning in 2015 is primarily the result of higher taxable income and a declining level of available tax credits.

Financial Condition Summary

March 31, 2015 relative to December 31, 2014

The Company’s assets totaled $1.733 billion at March 31, 2015, relative to total assets of $1.637 billion at December 31, 2014. Total liabilities were $1.545 billion at March 31, 2015 compared to $1.450 billion at the end of 2014, and shareholders’ equity totaled $188 million at March 31, 2015 relative to $187 million at December 31, 2014. The following is a summary of key balance sheet changes during the first three months of 2015:

•	The Company’s assets increased $96 million, or 6%, due to growth in loans.

•	Gross loans increased by $95 million, or 10%, reaching an all-time high of $1.066 billion at quarter-end as a result of increased utilization on mortgage warehouse lines and the quarter-end purchase of $28 million in residential mortgage loans.

•	Total nonperforming assets were reduced by $2 million, or 7%, during the first three months of 2015. The Company’s ratio of nonperforming assets to loans plus foreclosed assets was 2.15% at March 31, 2015, compared to 2.53% at December 31, 2014.

•	The Company’s total deposits also reached an all-time high of $1.391 billion at March 31, 2015. They reflect growth of $24 million, or 2%, during the quarter due to an increase of $37 million, or 3%, in core non-maturity deposits that was partially offset by time deposit runoff, including the maturity of $5 million in wholesale brokered deposits.

•	Non-deposit interest-bearing liabilities increased $77 million during the first quarter of 2015 due to borrowings required to support our strong loan growth.

•	Total capital increased by $1.4 million, or 1%, to $188 million at March 31, 2015, despite continued share repurchases during the quarter. While still robust, our consolidated total risk-based capital ratio declined to 17.82% at March 31, 2015 from 18.44% at year-end 2014, due to higher risk-adjusted assets resulting from the increase in loans.

EARNINGS PERFORMANCE

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by loans and investments less interest expense on deposits and other borrowed money. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense is comprised of operating costs that relate to providing a full range of banking services to our customers.

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $2.503 million, or 20%, for the first quarter of 2015 relative to the first quarter of 2014. The level of net interest income recognized in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following table shows average balances for significant balance sheet categories and the amount of interest income or interest expense associated with each applicable category for the noted periods. The table also displays the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Average Balances and Rates

(dollars in thousands, except per share data)	For the three months ended			For the three months ended
	Ended March 31, 2015			Ended March 31, 2014
	Average Balance	Income/	Average	Average Balance	Income/	Average
	(1)	Expense	Rate/Yield (2)(3)	(1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/due from time	$19,386	$13	0.27%	$58,581	$35	0.24%
Taxable	409,894	2,248	2.19%	336,039	1,825	2.17%
Non-taxable	98,200	725	4.54%	96,512	741	4.72%
Equity	2,232	45	8.06%	2,513	-	-
Total investments	529,712	3,031	2.58%	493,645	2,601	2.43%
Loans and Leases: (4)
Real estate	691,824	9,188	5.39%	584,048	7,882	5.47%
Agricultural	26,724	263	3.99%	24,789	266	4.35%
Commercial	108,791	1,321	4.92%	97,009	1,073	4.49%
Consumer	18,284	433	9.60%	23,334	492	8.55%
Mortgage warehouse lines	108,506	1,054	3.94%	51,923	595	4.65%
Direct financing leases	2,017	27	5.43%	2,481	34	5.56%
Other	2,344	34	5.88%	270	9	13.52%
Total loans and leases	958,490	12,320	5.21%	783,854	10,351	5.36%
Total interest earning assets (5)	1,488,202	15,351	4.29%	1,277,499	12,952	4.24%
Other earning assets	7,042			5,932
Non-earning assets	137,387			132,949
Total assets	$1,632,631			$1,416,380
Liabilities and shareholders’ equity
Interest bearing deposits:
Demand deposits	$108,633	$79	0.29%	$90,607	$60	0.27%
NOW	283,356	85	0.12%	218,990	82	0.15%
Savings accounts	174,680	48	0.11%	148,420	76	0.21%
Money market	114,928	21	0.07%	71,727	20	0.11%
CDAR's	11,283	2	0.07%	13,063	9	0.28%
Certificates of deposit<$100,000	79,438	65	0.33%	79,133	90	0.46%
Certificates of deposit>$100,000	205,834	133	0.26%	204,765	194	0.38%
Brokered deposits	2,611	11	1.71%	6,778	27	1.62%
Total interest bearing deposits	980,763	444	0.18%	833,483	558	0.27%
Borrowed Funds:
Federal funds purchased	2	-	-	1	-	-
Repurchase agreements	6,822	7	0.42%	6,444	5	0.31%
Short term borrowings	8,219	4	0.20%	-	-	-
Long term borrowings	4,044	4	0.40%	-	-	-
TRUPS	30,928	174	2.28%	30,928	174	2.28%
Total borrowed funds	50,015	189	1.53%	37,373	179	1.94%
Total interest bearing liabilities	1,030,778	633	0.25%	870,856	737	0.34%
Demand deposits - non-interest bearing	395,895			342,574
Other liabilities	17,806			18,562
Shareholders’ equity	188,152			184,388
Total liabilities and shareholders’ equity	$1,632,631			$1,416,380
Interest income/interest earning assets			4.29%			4.24%
Interest expense/interest earning assets			0.17%			0.24%
Net interest income and margin(6)		$14,718	4.12%		$12,215	4.00%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $350 thousand and $(152) thousand for the quarters ended March 31, 2015 and 2014.
Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference for the comparative periods in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates, and rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Variances attributable to both rate and volume changes, calculated by multiplying the change in rate by the change in average balance, have been allocated to the rate variance.

Volume & Rate Variances

(dollars in thousands)	Quarter ended March 31,
	2015 over 2014
	Increase(decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(23)	$1	$(22)
Taxable	401	22	423
Non-taxable(1)	13	(29)	(16)
Equity	-	45	45
Total Investments	391	39	430
Loans and Leases:
Real Estate	1,454	(148)	1,306
Agricultural	21	(24)	(3)
Commercial	130	118	248
Consumer	(106)	47	(59)
Mortgage Warehouse Lines	648	(189)	459
Direct Financing Leases	(6)	(1)	(7)
Other	70	(45)	25
Total Loans and Leases	2,211	(242)	1,969
Total Interest Earning Assets	$2,602	$(203)	$2,399
Liabilities
Interest Bearing Deposits:
Demand Deposits	$12	$7	$19
NOW	24	(21)	3
Savings Accounts	13	(41)	(28)
Money Market	12	(11)	1
CDAR's	(1)	(6)	(7)
Certificates of Deposit < $100,000	0	(25)	(25)
Certificates of Deposit ≥ $100,000	1	(62)	(61)
Brokered Deposits	(17)	1	(16)
Total Interest Bearing Deposits	45	(159)	(114)
Borrowed Funds:
Repurchase Agreements	-	2	2
Short Term Borrowings	-	4	4
Long Term Borrowings	-	4	4
TRUPS	-	-	-
Total Borrowed Funds	0	10	10
Total Interest Bearing Liabilities	$45	$(149)	$(104)
Net Interest Margin/Income	$2,557	$(54)	$2,503

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the first quarter of 2015 relative to the first quarter of 2014 was a favorable $2.557 million, due primarily to a $211 million increase in the average balance of interest-earning assets. The volume variance for the comparative quarters was enhanced by migration from lower-yielding short-term balances held at the Federal Reserve Bank into longer-term investment securities, and the fact that the average balance of loans grew by 22% relative to 7% growth in average investment balances.

The rate variance for the quarter over quarter comparison was an unfavorable $54,000, which is counterintuitive given the five basis point increase in our yield on earning assets combined with a nine basis point decline in the cost of interest-bearing liabilities. This seeming inconsistency results from the fact that, in this instance, a rate variance that otherwise would have been favorable was more than offset by the allocation of variances attributable to both rate and volume changes (as per the calculations noted above). Our weighted average yield on interest-earning assets was five basis points higher due to an improved yield on our investment portfolio that was partially offset by a drop in loan yields. The investment portfolio yield was up due to the aforementioned shift from balances held at the Federal Reserve Bank into longer-term investment securities. The weighted average yield on loans was lower due to the impact of continued competition on loan rates, and relatively robust growth in lower-yielding mortgage warehouse loans. Partially alleviating the negative pressures on loan rates was non-recurring interest income, which totaled $366,000 in the first quarter of 2015 relative to only $8,000 in the first quarter of 2014. This income includes interest recovered on non-accrual loans resolved during the quarter (net of interest reversals for loans placed on non-accrual status), prepayment penalties, and accelerated fee recognition on loan balances that were paid off prior to maturity. Our weighted average cost of interest-bearing liabilities was nine basis points lower for the quarter primarily because of lower deposit rates.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 4.12% in the first quarter of 2015, an increase of 12 basis points relative to the first quarter of 2014. The principal developments favorably impacting our net interest margin in the first quarter of 2015 include a higher level of non-recurring interest income, an improved yield on investments, strong overall growth in the average balance of loans relative to investments, and lower deposit rates. Partially offsetting those favorable factors were continued competitive pressures on loan yields and the shift within loans to lower-yielding mortgage warehouse loans.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. The Company was not required to record a loan loss provision for the first quarter of 2015 due to continued improvement in credit quality, but the loan loss provision was $150,000 in the first quarter of 2014.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. We had $530,000 in net loans charged off in the first quarter of 2015 relative to $336,000 in the first quarter of 2014, for an increase of $194,000, or 58%. Despite a higher level of charge-offs and robust loan growth during the first quarter of 2015, a loan loss provision was not deemed necessary due to the following factors: loan charge-offs were primarily recorded against reserves established in previous periods and did not necessitate reserve replenishment; loan growth occurred in portfolio segments with low historical loss rates; and, credit quality improvement was evident in the remainder of the loan portfolio.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month periods ended March 31, 2015 and 2014 (dollars in thousands):

Non Interest Income/Expense
(dollars in thousands, unaudited)	For the quarter ended March 31,
	2015	% of Total	2014	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$1,991	49.69%	$1,886	50.88%
Other service charges, commissions & fees	1,723	43.00%	1,505	40.60%
Gains on securities	16	0.40%	104	2.81%
Bank owned life insurance	356	8.88%	286	7.72%
Other	(79)	-1.97%	(74)	-2.01%
Total non-interest income	$4,007	100.00%	$3,707	100.00%
As a % of average interest-earning assets (1)		1.09%		1.18%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$6,895	51.23%	$5,985	55.78%
Occupancy costs
Furniture & equipment	508	3.77%	453	4.22%
Premises	1,153	8.57%	1,052	9.80%
Advertising and marketing costs	564	4.19%	629	5.86%
Data processing costs	839	6.23%	498	4.64%
Deposit services costs	789	5.86%	616	5.74%
Loan services costs
Loan processing	257	1.91%	272	2.54%
Foreclosed assets	145	1.08%	(498)	-4.64%
Other operating costs
Telephone & data communications	469	3.48%	266	2.48%
Postage & mail	200	1.49%	188	1.75%
Other	167	1.24%	135	1.26%
Professional services costs
Legal & accounting	333	2.47%	385	3.59%
Other professional services	547	4.06%	497	4.63%
Stationery & supply costs	336	2.50%	178	1.66%
Sundry & tellers	258	1.92%	73	0.68%
Total other operating expense	$13,460	100.00%	$10,729	100.00%
As a % of average interest-earning assets (1)		3.67%		3.41%
Efficiency Ratio (2)	70.47%		66.16%

(1) Annualized

(2) Tax equivalent

Total non-interest income increased by $300,000, or 8%, for the comparative quarters, due in large part to increased customer activity that generated additional fee income. Favorable variances were partially offset by lower income from returned item and overdraft charges, and a drop in non-recurring gains on the sale of investment securities. Total non-interest income was an annualized 1.09% of average interest-earning assets in the first quarter of 2015 relative to 1.18% in the first quarter of 2014. The lower ratio is due to an increase in average interest-earning assets.

Service charge income on deposits increased by $105,000, or 6%, for the quarterly comparison, as a $145,000 drop in returned item and overdraft charges was more than offset by a higher level of customer activity in other fee-generating areas. The quarter over quarter comparison was also favorably impacted by certain non-recurring fee waivers made in the course of our core software conversion earlier in the first quarter of 2014. Other service charges, commissions, and fees also increased by $218,000, or 14%, for the quarter, due to higher debit card interchange income and increases in other activity-based fees. Gains realized on the sale of investment securities totaled only $16,000 in the first quarter of 2015 relative to $104,000 in the first quarter of 2014, for a quarter over quarter decline of $88,000.

Bank-owned life insurance (“BOLI”) income increased by $70,000, or 24%, in the first quarter of 2015 relative to the first quarter of 2014, mainly due to fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At March 31, 2015 the Company had $38.5 million invested in single-premium general account BOLI, which generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly reduced income levels in recent periods. In addition to general account BOLI the Company had $4.9 million invested in separate account BOLI at March 31, 2015, which produces income that helps offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a gain on separate account BOLI totaling $124,000 in the first quarter of 2015 relative to a gain of $45,000 in the first quarter of 2014, for a quarter over quarter increase of $79,000 in deferred compensation BOLI income. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

The “Other” category under non-interest income includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Pass-through expenses associated with our investments in low-income housing tax credit funds are netted against this income category. Income generated through the Company’s alliance with Investment Centers of America (“ICA”) has also been included in other non-interest income, but the Company terminated its affiliation with ICA effective July 31, 2014 so related income was down $31,000 for the first quarter of 2015 compared to the first quarter of 2014. Dividends on restricted stock increased, however, thus other non-interest income declined by only $5,000 for the quarter.

Total non-interest expense increased by $2.731 million, or 25%, in the first quarter of 2015 relative to the first quarter of 2014. As detailed below, the increase for the quarter includes the following: a large unfavorable variance in net OREO costs resulting from substantial OREO gains in the first quarter of 2014; increased expenses incidental to our February 2014 core banking software conversion; ongoing and non-recurring costs associated with our recent acquisition of Santa Clara Valley Bank; other increases in personnel costs resulting from strategic staffing enhancements and annual salary adjustments; and, higher debit card losses resulting from fraudulent transactions. Non-interest expense increased to an annualized 3.67% of average interest-earning assets in the first quarter of 2015 from 3.41% in the first quarter of 2014, despite a sizeable increase in the denominator.

The largest component of non-interest expense, salaries and employee benefits, reflects a quarter over quarter increase of $910,000, or 15%. Compensation expense was impacted by staffing costs associated with our acquisition, regular annual salary increases, strategic additions to business development staff in the first quarter of 2015, and higher group health insurance expense. Higher deferred compensation expense accruals, which are related to the aforementioned increase in BOLI income, also contributed to the increase in compensation expense. Deferred compensation plan expense accruals for employee participants were $98,000 in the first quarter of 2015 relative to $54,000 in the first quarter of 2014, representing a quarter over quarter increase of $44,000. The deferral of salaries directly related to successful loan originations was $112,000 lower in the first quarter of 2015 than in the first quarter of 2014, which also had an unfavorable impact on compensation expense. The comparative results were favorably impacted by a reduction of $124,000 in costs for overtime and temporary help, due to a spike in those costs during our core banking software conversion in the first quarter of 2014. Despite their overall dollar increase, salaries and benefits dropped to 51.23% of total non-interest expense for the first quarter of 2015 from 55.78% in the first quarter of 2014 due to a higher percentage increase in total non-interest expense.

Total occupancy expense increased $156,000, or 10%, for quarterly comparison, due mainly to operating costs associated with the branches added in conjunction with our acquisition of SCVB. Marketing costs were down $65,000, or 10%, due in part to expenses incurred in conjunction with our rebranding project in early 2014 as well as the timing of certain payments. Data processing costs were up $341,000, or 68%, for the quarter due to an increase in our cost structure subsequent to the core processing conversion. Total deposit services costs increased by $173,000, or 28%, for the quarterly comparison due in part to $34,000 recorded as amortization expense on our core deposit intangible, as well as conversion-related expense increases in electronic check exchange, mobile banking, and remote deposit capture.

Loan processing costs were down slightly, but net costs associated with foreclosed assets increased by $642,000 in the first quarter of 2015 relative to the first quarter of 2014. Net costs on foreclosed assets include net gains/losses on the sale of foreclosed assets, OREO write-downs, OREO operating expense and rental income on OREO, and the expense increase is due primarily to net gains on the sale of OREO totaling $88,000 in the first quarter of 2015 relative to net gains of $723,000 in the first quarter of 2014.

Telecommunications expense increased by $203,000, or 76%, in the first quarter of 2015 relative to the first quarter of 2014, due to $104,000 in credits received in the first quarter of 2014 for prior-period overpayments, the enhancement of data circuits, and increased expenses associated with the SCVB acquisition. Postage costs increased slightly for the quarterly comparison due to an increase in the volume of mailings, and the “other” category under other operating costs was up $32,000, or 24%, due in part to an increase in training and education costs.

Under professional services costs, legal and accounting costs declined by $52,000, or 14%, in the first quarter of 2015 due to lower legal costs for loan collections and lower audit costs. The cost of other professional services was up $50,000, or 10%, in the first quarter of 2015. Unfavorable variances in this category include accruals for directors deferred compensation plans which totaled $66,000 in the first quarter of 2015 relative to $22,000 in the first quarter of 2014 (related to the increase in BOLI income discussed above), and $112,000 in residual non-recurring acquisition costs. These were partially offset by lower expense accruals for regulatory assessments. Stationery and supply costs increased by $158,000, or 89%, for the quarterly comparison, due primarily to higher recurring costs stemming from our core conversion. Sundry and teller losses increased by $185,000, or 253%, due to an increase in debit card fraud losses.

The Company’s tax-equivalent overhead efficiency ratio was 70.47% in the first quarter of 2015 relative to 66.16% in the first quarter of 2014. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. BOLI income was 24% higher in the first quarter of 2015 than in the first quarter of 2014, as discussed above, while interest income on municipal securities declined slightly for the quarterly comparison. Our tax credits consist primarily of those generated by investments in low-income housing tax credit funds and California state employment tax credits, and total available tax credits declined by $83,000, or 21%, for the quarterly comparison. The referenced factors resulted in an income tax provision of $1.527 million, or 29% of pre-tax income in the first quarter of 2015, relative to a provision of $1.244 million, or 25% of pre-tax income in the first quarter of 2014.

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

INVESTMENTS

The Company’s investments consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $522 million, or 30% of total assets at March 31, 2015, compared to $514 million, or 31% of total assets at December 31, 2014.

We had no fed funds sold at March 31, 2015 or December 31, 2014, but interest-bearing balances at other banks increased to $7 million at March 31, 2015 from $2 million at December 31, 2014 due to the timing of cash flows in our FRB account. The Company’s investment portfolio reflects an increase of $3 million, or 1%, for the first three months of 2015, ending the period with a book balance of $514 million. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for all bonds in our investment portfolio was 3.9 years and their average duration was 2.3 as of March 31, 2015, both up slightly relative to year-end 2014.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	March 31, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$24,805	$25,202	$26,959	$27,270
Mortgage-backed securities	385,369	388,276	378,339	381,442
State & political subdivisions	95,483	98,717	98,056	100,949
Other securities	1,209	2,271	1,210	2,222
Total investment securities	$506,866	$514,466	$504,564	$511,883

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $7.6 million at March 31, 2015, up slightly from $7.3 million at December 31, 2014. The balance of US Government agency securities declined $2 million, or 8%, during the first quarter due to bond sales and maturities. Mortgage-backed securities increased by $7 million, or 2%, due to bond purchases and higher market values, net of prepayments. Municipal bonds were down $2 million, or 2%, due primarily to bond sales.

Investment portfolio securities that were pledged as collateral for Federal Home Loan Bank (“FHLB”) borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $162 million at March 31, 2015 and $141 million at December 31, 2014, leaving $351 million in unpledged debt securities at March 31, 2015 and $369 million at December 31, 2014. Securities which were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $63 million at March 31, 2015 and $25 million at December 31, 2014.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $1.066 billion at March 31, 2015, an increase of $95 million, or 10%, since December 31, 2014. The increase is due mainly to increased utilization on mortgage warehouse lines and the purchase of $28 million in single family mortgage loans.

A distribution of the Company’s loans showing the balance and percentage of total loans by type is presented for the noted periods in the following table. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs.

Loan and Lease Distribution

(dollars in thousands, unaudited)
	March 31, 2015	December 31, 2014
Real Estate:
1-4 family residential construction	$5,751	$5,858
Other construction/land	22,791	19,908
1-4 family - closed-end	136,108	114,259
Equity lines	47,231	49,717
Multi-family residential	18,616	18,718
Commercial real estate- owner occupied	215,096	218,654
Commercial real estate- non-owner occupied	131,665	132,077
Farmland	128,945	145,039
Total real estate	706,203	704,230
Agricultural	28,501	27,746
Commercial and industrial	109,463	113,771
Mortgage warehouse lines	204,233	106,021
Consumer loans	17,444	18,885
Total loans and leases	$1,065,844	$970,653
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.54%	0.60%
Other construction/land	2.14%	2.05%
1-4 family - closed-end	12.77%	11.77%
Equity lines	4.43%	5.12%
Multi-family residential	1.75%	1.93%
Commercial real estate- owner occupied	20.18%	22.53%
Commercial real estate- non-owner occupied	12.35%	13.61%
Farmland	12.10%	14.94%
Total real estate	66.26%	72.55%
Agricultural	2.67%	2.86%
Commercial and industrial	10.27%	11.72%
Mortgage warehouse lines	19.16%	10.92%
Consumer loans	1.64%	1.95%
Total loans and leases	100.00%	100.00%

Outstanding balances on mortgage warehouse lines were up $98 million, or 93%, as utilization on lines increased to 69% at March 31, 2015 from 47% at December 31, 2014. Certain lines were also judiciously increased during the first quarter of 2015 to accommodate strong borrower demand. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. While not reflected in the loan totals above and not currently comprising a material segment of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Real estate loans classified as 1-4 family closed-end loans increased $22 million, or 19%, due to the aforementioned opportunistic purchase of well-underwritten, newer vintage residential mortgage loans which had an expected average life of about seven years at the time of purchase. Non-residential construction loans were also up $3 million, or 14%, but other real estate loan categories declined as loan payoffs outpaced new originations. Loans secured by farmland, in particular, were down $16 million, or 11%, due in part to the payoff of a large dairy loan subsequent to the sale of the business by the borrower. We are seeing escalating activity in certain markets in our footprint, however, and Management expects growth in commercial real estate loans to resume as the year progresses, although no assurance can be provided in that regard. Commercial loans reflect a decline of $4 million, or 4%, and consumer loans were down $1 million, or 8%.

NONPERFORMING ASSETS

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”). TDRs may be classified as either nonperforming or performing loans depending on their accrual status. The following table presents comparative data for the Company’s nonperforming assets and performing TDRs as of the dates noted:

Nonperforming Assets and Performing Troubled Debt Restructurings

(dollars in thousands, unaudited)	March 31, 2015	December 31, 2014	March 31, 2014
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$59
Other construction/land	3,209	3,547	4,479
1-4 family - closed-end	1,728	3,042	12,765
Equity lines	1,138	1,049	1,607
Multi-family residential	180	171	-
Commercial real estate- owner occupied	2,856	3,417	6,629
Commercial real estate- non-owner occupied	7,658	7,754	7,989
Farmland	933	51	66
TOTAL REAL ESTATE	17,702	19,031	33,594
Agriculture	487	-	327
Commercial and industrial	976	821	1,281
Consumer loans	601	826	997
TOTAL NONPERFORMING LOANS	19,766	20,678	36,199

Foreclosed assets	3,194	3,991	7,237
Total nonperforming assets	$22,960	$24,669	$43,436
Performing TDR's (1)	$11,136	$12,359	$15,230
Nonperforming loans as a % of total gross loans and leases	1.85%	2.13%	4.32%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	2.15%	2.53%	5.14%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $1.7 million, or 7%, during the first three months of 2015. Nonperforming loans were decreased by a total of $912,000, or 4%, while foreclosed assets were down $797,000, or 20%. The balance of nonperforming loans at March 31, 2015 includes $5.0 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. As shown in the table, we also had $11.1 million in loans classified as performing TDRs for which we were still accruing interest as of March 31, 2015, a reduction of $1.2 million, or 10%, relative to the balance of performing TDRs at December 31, 2014.

Non-accruing loan balances secured by real estate comprised $17.7 million of total nonperforming loans at March 31, 2015, down $1.3 million, or 7%, since December 31, 2014. The gross reduction in nonperforming real estate loans in the first three months of 2015 totaled $4.9 million, including principal pay-downs of $3.8 million and gross charge-offs of $592,000, but reductions were partially offset by $3.6 million in additions. Nonperforming agricultural production loans increased by $487,000, nonperforming commercial loans were up $155,000, and nonperforming consumer loans were reduced by $225,000 during the first three months of 2015.

As noted above, foreclosed assets were reduced by $797,000, or 20%, during the first three months of 2015 due primarily to OREO sold, but write-downs on OREO contributed $172,000 to the reduction. The balance of foreclosed assets had an aggregate carrying value of $3.2 million at March 31, 2015, and was comprised of 20 properties classified as OREO and one mobile home. At the end of 2014 foreclosed assets totaled $4.0 million, consisting of 24 properties classified as OREO and three mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 2.15% of gross loans and leases plus foreclosed assets at March 31, 2015, down from 2.53% at December 31, 2014. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments totaling $304,000 at March 31, 2015 is included in other liabilities.

The Company’s allowance for loan and lease losses was $10.7 million, or 1.01% of gross loans at March 31, 2015, relative to $11.2 million, or 1.16% of gross loans at December 31, 2014. The decline in the allowance in the first quarter of 2015 was facilitated by the fact that many loan charge-offs during the period were charged against loss reserves established in previous periods and did not necessarily lead to the need for reserve replenishment. Moreover, while the lower allowance is not directionally consistent with the increase in outstanding loan balances, the allowance for loan and lease losses was impacted by the following factors: loan growth during the quarter occurred in portfolio segments with low historical loss rates, credit quality improvement was evident in the remainder of the performing loan portfolio, and charge-offs were recorded against previously-established specific reserves. The ratio of the allowance to nonperforming loans was 54.22% at March 31, 2015, relative to 54.40% at December 31, 2014 and 31.74% at March 31, 2014.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December 31,	Ended March 31,
	2015	2014	2014
Balances:
Average gross loans and leases outstanding during period (1)	$958,490	$859,981	$783,854
Gross loans and leases outstanding at end of period	$1,065,844	$970,653	$837,761

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,248	$11,677	$11,677
Provision charged to expense	-	350	150
Charge-offs
Real Estate
1-4 family residential construction	-	-	-
Other construction/land	73	135	-
1-4 family - closed-end	184	431	-
Equity lines	53	828	81
Multi-family residential	-	-	-
Commercial real estate- owner occupied	317	171	-
Commercial real estate- non-owner occupied	-	45	45
Farmland	-	19	-
TOTAL REAL ESTATE	627	1,629	126
Agricultural	-	124	124
Commercial & industrial	20	625	187
Consumer	413	1,837	421
Total	1,060	4,215	858
Recoveries
Real Estate
1-4 family residential construction	-	38	3
Other construction/land	58	702	160
1-4 family - closed-end	24	317	58
Equity lines	10	273	25
Multi-family residential	-	-	-
Commercial real estate- owner occupied	106	504	61
Commercial real estate- non-owner occupied	-	79	-
Farmland	-	-	-
TOTAL REAL ESTATE	198	1,913	307
Agricultural	1	6	1
Commercial and industrial	81	801	44
Consumer	250	716	170
Total	530	3,436	522
Net loan charge offs (recoveries)	530	779	336
Balance at end of period	$10,718	$11,248	$11,491

RATIOS
Net charge-offs to average loans and leases (annualized)	0.22%	0.09%	0.17%
Allowance for loan losses to Gross loans and leases at end of period	1.01%	1.16%	1.37%
Allowance for loan losses to Non-performing loans	54.22%	54.40%	31.74%
Net loan charge-offs to allowance for loan losses at end of period	4.94%	6.93%	2.92%
Net loan charge-offs to Provision for loan losses	-	222.57%	224.00%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company did not record a provision for loan and lease losses in the first quarter of 2015 but had a provision of $150,000 in the first quarter of 2014. Net loans charged off increased by $194,000, or 58%, for the quarter-over-quarter comparison. Our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, and any shortfall in the allowance identified pursuant to our analysis of probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans fell by $179,000 during the three months ended March 31, 2015 due to the charge-off of losses against the allowance, partially offset by loss reserves established for loans migrating from non-impaired to impaired status during that period. The allowance for probable losses inherent in non-impaired loans declined by $351,000 despite higher loan balances, as a reflection of continued improvement in the credit quality of our performing loans. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at March 31, 2015 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Company maintains commitments to extend credit as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $335 million at March 31, 2015 and $367 million at December 31, 2014, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 31% of gross loans outstanding at March 31, 2015 and 38% at December 31, 2014, with the drop due primarily to increased utilization on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $17 million at March 31, 2015 and $14 million at December 31, 2014. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $41 million at March 31, 2015 and $48 million at December 31, 2014. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks) and our reserve requirement, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment decreased by $165,000, or 1%, during the first three months of 2015, due mainly to an increase in accumulated depreciation during the period. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first three months of 2015 with a balance of $7 million, but other intangible assets, namely the Company’s core deposit intangible generated by the SCVB acquisition, dropped slightly due to amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment. Because the estimated fair value of the Company exceeded its book value (including goodwill and intangible assets) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that goodwill and other intangible assets were not impaired. Company owned life insurance, with a balance of over $43 million at March 31, 2015, is discussed above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “other assets” was up $401,000, or 1%, during the first three months of 2015, ending the period at $38 million. At March 31, 2015, the balance of other assets included as its largest components a net deferred tax asset of $12.7 million, a $7.0 million investment in restricted stock, a $5.5 million investment in low-income housing tax credit funds, accrued interest receivable totaling $5.5 million, and a $1.5 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2015 and 2014 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	March 31, 2015	December 31, 2014
Non-interest bearing demand deposits	$400,387	$390,897
Interest bearing demand deposits	112,273	110,840
NOW	287,993	275,494
Savings	182,245	167,655
Money market	116,574	117,907
CDAR's, under $250,000	11,192	11,299
Time, under $250,000	148,760	151,719
Time, $250,000 or more	131,591	135,884
Brokered deposits	-	5,000
Total deposits	1,391,015	$1,366,695

Percentage of Total Deposits
Non-interest bearing demand deposits	28.79%	28.60%
Interest bearing demand deposits	8.07%	8.11%
NOW	20.71%	20.16%
Savings	13.10%	12.27%
Money market	8.38%	8.63%
CDAR's, under $250,000	0.80%	0.83%
Time, under $250,000	10.69%	11.09%
Time, $250,000 or more	9.46%	9.94%
Brokered deposits	-	0.37%
Total	100.00%	100.00%

Total deposit balances increased by $24 million, or 2%, during the first three months of 2015, and core non-maturity deposits increased by $37 million, or 3%. There was an increase of $23 million, or 3%, in transaction accounts (comprised of demand deposits and NOW accounts), due to an increase in the average balance per account, and savings deposits were also up $15 million, or 9%, during the first three months of 2015. In contrast to the growth in non-maturity deposits, total time deposits fell by $12 million, or 4%, including a $5 million reduction in wholesale brokered deposits. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth, although no assurance can be provided with regard to future core deposit increases or runoff.

OTHER INTEREST-BEARING LIABILITIES

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

Total non-deposit interest-bearing liabilities increased by $77 million, or 124%, in the first three months of 2015, due to an increase in overnight borrowings from the Federal Home Loan Bank to support strong loan growth, partially offset by the maturity of certain longer-term borrowings. Overnight FHLB borrowings totaled $99 million at March 31, 2015, up from $18 million at December 31, 2014, while long-term borrowings totaled $2 million at March 31, 2015 relative to $6 million at December 31, 2014. Repurchase agreements totaled $8 million at March 31, 2015, up from $7 million at December 31, 2014. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at March 31, 2015 or December 31, 2014. The Company had junior subordinated debentures totaling $31 million at March 31, 2015 and December 31, 2014, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities fell by $7 million, or 33%, to $14 million at March 31, 2015 from $21 million at December 31, 2014, due primarily to a drop in our accrued liability for income taxes and a lower level of other payables.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $166 million at March 31, 2015. An additional $206 million in credit is available from the Federal Home Loan Bank if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $55 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2015. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2015, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $413 million of the Company’s investment balances, up from $394 million at December 31, 2014. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. The FHLB letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $88 million at March 31, 2015. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 62% and 24%, respectively, at March 31, 2015, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at March 31, 2015. Despite the surge in loan balances in the first quarter of 2015 and the corresponding impact on short-term borrowings, strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods. However, no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that there will be sufficient earnings at the Bank to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission.

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

We use commercially available modeling software to simulate the effects of potential interest rate changes on our net interest income. The model imports relevant information for the Company’s financial instruments and incorporates management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on future interest income and interest expense. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

We use eight standard interest rate scenarios in conducting our simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected 12-month decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2015 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$17,616	-$12,200	-$6,315	+$1,806	+$3,636	+$5,255	+$6,547
% Change	-29.95%	-20.74%	-10.74%	+3.07%	+6.18%	+8.93%	+11.13%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases in rising interest rate scenarios but a drop in interest rates could have a negative impact. The Company’s increasing balance of lower-cost non-maturity deposits and our recent addition of a large volume of variable-rate loans have resulted in a slightly steeper interest rate risk profile, with higher projected net interest income in rising rate scenarios and lower net interest income in declining scenarios.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $6.315 million lower than in a stable interest rate scenario, for a negative variance of 10.74%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view declining interest rates as highly unlikely, the potential percentage reduction in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.806 million, or 3.07%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears well-positioned to benefit from an upward shift in the yield curve.

We recently added scenarios to our net interest income simulations in order to periodically model the possibility of no growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and potential unfavorable shifts in deposit rates. Even though net interest income will naturally be lower under static growth assumptions, the changes under declining and rising rates relative to a base case of flat rates are similar to the changes noted above for our standard projections. If a certain level of deposit runoff is assumed, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections, but the benefit we would otherwise experience in rising rate scenarios is muted. When unfavorable rate changes on deposits are factored into the model, net interest income remains relatively flat even in rising interest rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of March 31, 2015, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Change in EVE (in $000’s)	-$54,990	-$69,851	-$40,472	+$63,583	+$90,506	+$111,044
% Change	-16.22%	-20.60%	-12.02%	+18.76%	+26.70%	+32.76%

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

CAPITAL RESOURCES

At March 31, 2015 the Company had total shareholders’ equity of $188.5 million, comprised of $64.0 million in common stock, $2.6 million in additional paid-in capital, $117.5 million in retained earnings, and an accumulated other comprehensive gain of $4.4 million. Total shareholders’ equity at the end of 2014 was $187.1 million. The $1.4 million increase in shareholders’ equity during the first three months of 2015 was due in part to the addition of $3.7 million in net earnings, less $1.4 million in dividends paid and $1.2 million in stock repurchased. The increase in equity was enhanced by a small increase in accumulated other comprehensive income, which represents the increase in the unrealized gain on our investment securities net of the tax effect. The change in equity in the first three months of 2015 was also impacted by the exercise of stock options and the expensing of unvested options.

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

Regulatory Capital Ratios

	March 31,	December 31,
	2015	2014
Sierra Bancorp
Common Equity Tier 1 Capital Ratio	14.61%	n/a
Tier 1 Capital to Total Risk-weighted Assets	16.86%	17.39%
Total Capital to Total Risk-weighted Assets	17.82%	18.44%
Tier 1 Leverage Ratio	12.46%	12.99%

Bank of the Sierra
Common Equity Tier 1 Capital Ratio	16.74%	n/a
Tier 1 Capital to Total Risk-weighted Assets	16.74%	17.01%
Total Capital to Total Risk-weighted Assets	17.67%	18.02%
Tier 1 Leverage Ratio	12.35%	12.72%

Despite an increase in our risk-based capital in the first three months of 2015, a proportionately larger increase in risk-weighted assets caused regulatory capital ratios to decline. Risk-weighted assets were higher due primarily to loan growth. As permitted by the regulators for financial institutions that are not deemed to be “advanced approaches” institutions, the Company has elected to opt out of the Basel III requirement to include accumulated other comprehensive income in risk-based capital. Even though our capital ratios have declined in recent periods they remain strong relative to industry averages, and at March 31, 2015 these ratios are well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

The Company’s current stock repurchase plan became effective July 1, 2003 and has no expiration date. The plan was effectively dormant from April 2008 until January 2013, at which time the Company’s Board decided to reactivate the stock repurchase plan and increase the number of shares authorized and available for repurchase to a total of 700,000 shares. Those shares were all repurchased by the Company from March 2014 through early April 2015, subsequent to which the Company’s Board announced their authorization of an additional 500,000 shares for repurchase (the additional shares are not included in the totals below showing the “maximum number of shares remaining for purchase under a plan or program”). The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be discontinued at any time at Management’s discretion.

While in general the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during the first quarter of 2015 were executed pursuant to a plan established by the Company in accordance with SEC Rule 10b5-1. This has enabled us to continue to repurchase stock through the trading blackout for insiders, but imposed volume restrictions and limited our ability to change pricing and other parameters outlined in our 10b5-1 plans. The following table provides information concerning the Company’s stock repurchase transactions during the first quarter of 2015:

	January	February	March
Total shares purchased	0	24,972	48,971
Average per share price	N/A	$16.75	$16.58
Number of shares purchased as part of publicly announced plan or program	0	24,972	48,971
Maximum number of shares remaining for purchase under a plan or program	76,652	51,680	2,709

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
3.1	Restated Articles of Incorporation of Sierra Bancorp (2)
3.2	Amended and Restated By-laws of the Company (3)
10.1	1998 Stock Option Plan (4)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (5)
10.3	Salary Continuation Agreement for James C. Holly (5)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (6)
10.5	Split Dollar Agreement for Kenneth R. Taylor (7)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (7)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (7)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (7)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (7)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (7)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (7)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (7)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (8)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (8)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (8)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (9)
10.19	2007 Stock Incentive Plan (10)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (11)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (11)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.24	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill
11	Statement of Computation of Per Share Earnings (13)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(7)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(8)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(9)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(10)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(12)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(13)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 7, 2015	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 7, 2015	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

