Form 10-Q
period 2015-06-30
SIERRA BANCORP
filed 2015-08-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Common stock, no par value, 13,407,412 shares outstanding as of July 31, 2015

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$45,398	$48,405
Interest-bearing deposits in banks	1,292	1,690
Total cash & cash equivalents	46,690	50,095
Securities available for sale	506,919	511,883
Loans and leases:
Gross loans and leases	1,073,337	970,653
Allowance for loan and lease losses	(10,549)	(11,248)
Deferred loan and lease fees, net	1,898	1,651
Net loans and leases	1,064,686	961,056
Premises and equipment, net	22,296	21,853
Foreclosed assets	3,393	3,991
Company owned life insurance	43,720	42,989
Goodwill	6,908	6,908
Other intangible assets, net	997	1,064
Other assets	38,502	37,481
	$1,734,111	$1,637,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$431,348	$390,897
Interest bearing	1,040,242	975,798
Total deposits	1,471,590	1,366,695
Federal funds purchased and repurchase agreements	11,272	7,251
Short-term borrowings	11,700	18,200
Long-term borrowings	2,000	6,000
Junior subordinated debentures	30,928	30,928
Other liabilities	20,515	21,155
Total Liabilities	1,548,005	1,450,229

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,404,812 and 13,689,181 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	63,033	64,153
Additional paid in capital	2,663	2,605
Retained earnings	117,809	116,026
Accumulated other comprehensive income	2,601	4,307
Total shareholders' equity	186,106	187,091
	$1,734,111	$1,637,320

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans and leases, including fees	$12,880	$11,057	$25,200	$21,408
Taxable securities	2,003	1,876	4,251	3,701
Tax-exempt securities	732	733	1,457	1,474
Dividend income on securities	48	-	93	-
Federal funds sold and other	6	16	18	51
Total interest income	15,669	13,682	31,019	26,634
Interest expense
Deposits	449	553	893	1,111
Short-term borrowings	21	4	31	9
Long-term borrowings	3	-	7	-
Subordinated debentures	178	175	352	349
Total interest expense	651	732	1,283	1,469
Net Interest Income	15,018	12,950	29,736	25,165
Provision for loan losses	-	200	-	350
Net interest income after provision for loan losses	15,018	12,750	29,736	24,815
Non-interest income
Service charges on deposits	2,278	2,039	4,269	3,925
Net gains on sale of securities available-for-sale	307	183	323	287
Other income	2,069	1,796	4,069	3,513
Total non-interest income	4,654	4,018	8,661	7,725
Other operating expense
Salaries and employee benefits	6,125	5,328	13,020	11,313
Occupancy and equipment	1,666	1,532	3,326	3,037
Other	4,960	4,148	9,865	7,386
Total other operating expense	12,751	11,008	26,211	21,736
Income before taxes	6,921	5,760	12,186	10,804
Provision for income taxes	2,364	1,523	3,891	2,768
Net income	$4,557	$4,237	$8,295	$8,036

PER SHARE DATA
Book value	$13.88	$13.34	$13.88	$13.34
Cash dividends	$0.10	$0.08	$0.20	$0.16
Earnings per share basic	$0.34	$0.30	$0.61	$0.57
Earnings per share diluted	$0.33	$0.30	$0.60	$0.56
Average shares outstanding, basic	13,560,091	14,086,939	13,619,050	14,157,103
Average shares outstanding, diluted	13,686,206	14,212,532	13,745,467	14,291,359

Total shareholder equity (in thousands)	$186,106	$186,922	$186,106	$186,922
Shares outstanding	13,404,812	14,009,139	13,404,812	14,009,139
Dividends Paid	$1,361,581	$1,137,910	$2,730,579	$2,267,656

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Net Income	$4,557	$4,237	$8,295	$8,036
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(2,805)	3,927	(2,509)	5,493
Less: reclassification adjustment for gains (1) included in net income	(307)	(183)	(323)	(287)
Other comprehensive (loss) income, before tax	(3,112)	3,744	(2,832)	5,206
Income tax expense (benefit) related to items of other comprehensive income (loss), net of tax	1,309	(1,540)	1,126	(2,142)
Other comprehensive income (loss) gain	(1,803)	2,204	(1,706)	3,064

Comprehensive Income	$2,754	$6,441	$6,589	$11,100

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interestrevenue. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2015 and 2014 was $129 thousand and $75 thousand respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2015 and 2014 was $136 thousand and $118 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$8,295	$8,036
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(323)	(287)
Gain on sales of loans	-	(3)
Loss on disposal of fixed assets	55	-
Gain on sale on foreclosed assets	(78)	(469)
Writedowns on foreclosed assets	173	223
Share-based compensation expense	18	33
Provision for loan losses	-	350
Depreciation	1,119	1,038
Net accretion on purchased loans	(526)	-
Net amortization on securities premiums and discounts	3,384	3,285
Decrease (increase) in unearned net loan fees	247	(129)
Increase in cash surrender value of life insurance policies	(731)	(806)
Proceeds from sale of loans	-	108
Decrease in interest receivable and other assets	246	2,071
(Decrease) increase in other liabilites	(640)	2,724
Deferred income tax provision	470	833
Excess tax benefit from equity based compensation	40	-
Net cash provided by operating activities	11,749	17,007

Cash flows from investing activities:
Maturities of securities available for sale	290	450
Proceeds from sales/calls of securities available for sale	22,538	9,210
Purchases of securities available for sale	(67,813)	(78,426)
Principal pay downs on securities available for sale	44,056	36,274
Purchases of FHLB stock	(504)	(190)
Net increase in loans receivable, net	(103,829)	(90,117)
Purchases of premises and equipment, net	(1,672)	(1,439)
Proceeds from sale premises and equipment	55	-
Proceeds from sales of foreclosed assets	981	4,116
Net cash used in investing activities	(105,898)	(120,122)

Cash flows from financing activities:
Increase in deposits	104,895	71,948
(Decrease) increase in borrowed funds	(10,500)	7,750
Increase in repurchase agreements	4,021	120
Cash dividends paid	(2,730)	(2,268)
Repurchases of common stock	(5,251)	(4,281)
Stock options exercised	349	664
Excess tax benefit from equity based compensation	(40)	-
Net cash provided by financing activities	90,744	73,933

Decrease in cash and due from banks	(3,405)	(29,182)

Cash and cash equivalents
Beginning of period	50,095	78,006
End of period	$46,690	$48,824

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

The Bank is a California state-chartered bank headquartered in Porterville, California. We offer a full range of retail and commercial banking services primarily in Tulare, Kern, Fresno, and Kings Counties in Central California, and in select markets in Southern California including Ventura County, the Santa Clarita Valley, and the San Fernando Valley. Bank of the Sierra was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. Our growth in the ensuing years has primarily been organic, but includes two acquisitions: Sierra National Bank in the year 2000, and Santa Clara Valley Bank (“SCVB”) in 2014 (see Note 13 to the financial statements, Recent Developments, for details on the SCVB acquisition). We are now the largest bank headquartered in the South San Joaquin Valley, with more than 400 employees, 28 full-service branches and a loan production office, and over $1.7 billion in assets at June 30, 2015. We have received regulatory approval for another branch in Bakersfield, California, which is expected to commence operations in the first quarter of 2016. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit, and we operate offsite ATMs at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to maximum insurable amounts.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop a common revenue standard and disclosures for U.S. and international accounting standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU was originally scheduled to become effective for reporting periods beginning after December 15, 2016. However, subsequent guidance from the FASB issued in July 2015 delayed the effective date by a year, to annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company does not expect to adopt this guidance early and is currently evaluating the potential effects of the guidance on its financial statements and disclosures.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. This ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other more typical repurchase agreements, by requiring that all of these transactions be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in off-balance-sheet accounting. ASU 2014-11 requires a new disclosure for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. It also requires expanded disclosures about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. ASU 2014-11 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The Company has not entered into any repurchase transactions in recent periods, and any such transactions executed by the Company in the future will likely be typical in nature (i.e., not repurchase-to-maturity transactions or repurchase agreements executed as a repurchase financing) and will thus be accounted for as secured borrowings. As such, ASU 2014-11 did not have an impact on the Company’s consolidated financial statements upon adoption, and is not expected to have any impact in future periods.

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2015 and 2014, cash paid for interest due on interest-bearing liabilities was $1.313 million and $1.516 million, respectively. There was $4.6 million in cash paid for income taxes during the six months ended June 30, 2015, and $160,000 in cash paid for income taxes for the six months ended June 30, 2014. Assets totaling $501,000 and $184,000 were acquired in settlement of loans for the six months ended June 30, 2015 and June 30, 2014, respectively. We received $981,000 in cash from the sale of foreclosed assets during the first six months of 2015 relative to $4.116 million during the first six months of 2014, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 61,200 shares that were granted under the 1998 Plan were still outstanding as of June 30, 2015 and remain unaffected by that plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant as of June 30, 2015 was 783,380. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $11,000 was reflected in the Company’s income statement during the second quarter of 2015 and $21,000 was charged during the second quarter of 2014, as expense related to stock options. For the first half, the charges totaled $18,000 in 2015 and $33,000 in 2014.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,560,091 weighted average shares outstanding during the second quarter of 2015, and 14,086,939 during the second quarter of 2014. There were 13,619,050 weighted average shares outstanding during the first six months of 2015, and 14,157,103 during the first six months of 2014.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the second quarter and first six months of 2015 the dilutive effect of options outstanding calculated under the treasury stock method totaled 126,115 and 126,417, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the second quarter and first six months of 2014 shares totaling 126,023 and 134,831, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

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

Note 8 – Financial Instruments with Off-Balance-Sheet Risk

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business. Those financial instruments currently consist of unused commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by counterparties for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and issuing letters of credit as it does for originating loans included on the balance sheet. The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	June 30, 2015	December 31, 2014
Commitments to extend credit	$337,785	$366,909
Standby letters of credit	$17,220	$14,389

Commitments to extend credit consist primarily of the unused or unfunded portions of the following: home equity lines of credit; commercial real estate construction loans, where disbursements are made over the course of construction; commercial revolving lines of credit; mortgage warehouse lines of credit; unsecured personal lines of credit; and formalized (disclosed) deposit account overdraft lines. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn upon, the unused portions of committed amounts do not necessarily represent future cash requirements. Standby letters of credit are generally unsecured and are issued by the Company to guarantee the performance of a customer to a third party, and the credit risk involved in issuing letters of credit is essentially the same as the risk involved in extending loans to customers.

The Company is also utilizing a letter of credit in the amount of $108 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

Note 9 – Fair Value Disclosures and Reporting, the Fair Value Option and Fair Value Measurements

FASB’s standards on financial instruments, and on fair value measurements and disclosures, require all entities to disclose in their financial statement footnotes the estimated fair values of financial instruments for which it is practicable to estimate fair values. In addition to disclosure requirements, FASB’s standard on investments requires that our debt securities which are classified as available for sale and our equity securities that have readily determinable fair values be measured and reported at fair value in our statement of financial position. Certain impaired loans are also reported at fair value, as explained in greater detail below, and foreclosed assets are carried at the lower of cost or fair value. FASB’s standard on financial instruments permits companies to report certain other financial assets and liabilities at fair value, but we have not elected the fair value option for any of those financial instruments.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at June 30, 2015 and December 31, 2014:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our investments in WNC Institutional Tax Credit Fund Limited Partnerships and any other limited partnerships are estimated using quarterly indications of value provided by the general partner. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain investments for which no secondary market exists are carried at cost unless an impairment analysis indicates the need for adjustments, and the carrying amount for those investments approximates their estimated fair value.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: The carrying amounts approximate fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would approximate fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)	June 30, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$46,690	$46,690	$-	$-	$46,690
Investment securities available for sale	506,919	1,489	505,430	-	506,919
Loans and leases, net held for investment	1,054,738	-	1,070,772	-	1,070,772
Collateral dependent impaired loans	9,948	-	9,948	-	9,948
Cash surrender value of life insurance policies	43,720	-	43,720	-	43,720
Other investments	7,546	-	7,546	-	7,546
Investment in limited partnership	6,793	-	6,793	-	6,793
Accrued interest receivable	5,638	-	5,638	-	5,638

Financial liabilities:
Deposits:
Noninterest-bearing	$431,348	$431,348	$-	$-	$431,348
Interest-bearing	1,040,242	-	1,040,413	-	1,040,413
Fed funds purchased and repurchase agreements	11,272	-	11,272	-	11,272
Short-term borrowings	11,700	-	11,700	-	11,700
Long-term borrowings	2,000	-	2,007	-	2,007
Subordinated debentures	30,928	-	11,753	-	11,753
Limited partnership capital commitment	795	-	795	-	795
Accrued interest payable	107	-	107	-	107

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$337,785
Standby letters of credit	17,220

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$50,095	$50,095	$-	$-	$50,095
Investment securities available for sale	511,883	2,222	509,661	-	511,883
Loans and leases, net held for investment	956,265	-	966,599	-	966,599
Collateral dependent impaired loans	4,791	-	4,791	-	4,791
Cash surrender value of life insurance policies	42,989	-	42,989	-	42,989
Other Investments	7,042	-	7,042	-	7,042
Investment in limited partnership	7,276	-	7,276	-	7,276
Accrued interest receivable	5,852	-	5,852	-	5,852

Financial liabilities:
Deposits:
Noninterest-bearing	$390,897	$390,897	$-	$-	$390,897
Interest-bearing	975,798	-	976,002	-	976,002
Fed funds purchased and repurchase agreements	7,251	-	7,251	-	7,251
Short-term borrowings	18,200	-	18,200	-	18,200
Long-term borrowings	6,000	-	6,000	-	6,000
Subordinated debentures	30,928	-	11,428	-	11,428
Limited partnership capital commitment	914	-	914	-	914
Accrued interest payable	137	-	137	-	137

	Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$366,909
Standby letters of credit	14,389

For financial asset categories that were actually reported at fair value as of June 30, 2015 and December 31, 2014, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2015, using
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Realized
	(Level 1)	(Level 2)	(Level 3)	Total	Gain/(Loss)
Investment securities
US Government agencies	$-	$26,144	$-	$26,144	$-
Mortgage-backed securities	-	380,231	-	380,231	-
State and poltical subdivisions	-	99,055	-	99,055	-
Other securities	1,489	-	-	1,489	-

Total available-for-sale securities	$1,489	$505,430	$-	$506,919	$-

	Fair Value Measurements at December 31, 2014, using
	Quoted Prices in	Significant	Significant
	Active Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs		Realized
	(Level 1)	(Level 2)	(Level 3)	Total	Gain/(Loss)
Investment securities
US Government agencies	$-	$27,270	$-	$27,270	$-
Mortgage-backed securities	-	381,442	-	381,442	-
State and poltical subdivisions	-	100,949	-	100,949	-
Other securities	2,222	-	-	2,222	-

Total available-for-sale securities	$2,222	$509,661	$-	$511,883	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2015, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$9,948	$-	$9,948
Foreclosed assets	$-	$3,393	$-	$3,393

	Fair Value Measurements at December 31, 2014, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$4,791	$-	$4,791
Foreclosed assets	$-	$3,991	$-	$3,991

The table above includes collateral-dependent impaired loan balances for which a specific reserve has been established or on which a write-down has been taken. Information on the Company’s total impaired loan balances and specific loss reserves associated with those balances is included in Note 11 below, and in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the “Nonperforming Assets” and “Allowance for Loan and Lease Losses” sections.

The unobservable inputs are based on Management’s best estimates of appropriate discounts in arriving at fair market value. Increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, an increase or decrease in actual loss rates would have a directionally opposite change in the calculation of the fair value of unsecured impaired loans.

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

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

(dollars in thousands, unaudited):

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$25,815	$350	$(21)	$26,144
Mortgage-backed securities	378,713	3,541	(2,023)	380,231
State and political subdivisions	97,154	2,420	(519)	99,055
Other securities	749	740	-	1,489
Total investment securities	$502,431	$7,051	$(2,563)	$506,919

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$26,959	$334	$(23)	$27,270
Mortgage-backed securities	378,339	4,299	(1,196)	381,442
State and political subdivisions	98,056	3,093	(200)	100,949
Other securities	1,210	1,012	-	2,222
Total investment securities	$504,564	$8,738	$(1,419)	$511,883

At June 30, 2015 and December 31, 2014, the Company had 193 securities and 134 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	June 30, 2015
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(21)	$2,032	$-	$-
Mortgage-backed securities	(1,551)	140,272	(472)	38,258
State and political subdivisions	(357)	23,370	(162)	5,041
Total	$(1,929)	$165,674	$(634)	$43,299

	December 31, 2014
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(23)	$3,485	$-	$-
Mortgage-backed securities	(564)	84,004	(632)	51,982
State and political subdivisions	(31)	7,738	(169)	9,045
Total	$(618)	$95,227	$(801)	$61,027

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)
(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Proceeds from sales, calls and maturities of securities available for sale	$2,963	$4,995	$22,828	$9,660
Gross gains on sales, calls and maturities of securities available for sale	$307	$185	$522	$289
Gross losses on sales, calls and maturities of securities available for sale	-	(2)	(199)	(2)
Net gains on sale of securities available for sale	$307	$183	$323	$287

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2015 and December 31, 2014 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	June 30, 2015
	Amortized Cost	Fair Value

Maturing within one year	$2,758	$2,798
Maturing after one year through five years	237,740	240,900
Maturing after five years through ten years	68,802	70,006
Maturing after ten years	50,015	50,431

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	142,367	141,295
Other securities	749	1,489
	$502,431	$506,919

	December 31, 2014
	Amortized Cost	Fair Value

Maturing within one year	$686	$694
Maturing after one year through five years	222,081	225,415
Maturing after five years through ten years	97,949	99,583
Maturing after ten years	54,531	55,705

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	128,107	128,264
Other securities	1,210	2,222
	$504,564	$511,883

At June 30, 2015, the Company’s investment portfolio included securities issued by 278 different government municipalities and agencies located within 27 states with a fair value of $99.1 million. The largest exposure to any single municipality or agency was a $1.1 million (fair value) refunding bond issued by the Columbia River People’s Utility District, to be repaid by future utility revenue.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
dollars in thousands, unaudited	June 30, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$20,624	$21,702	$20,078	$21,288
Texas	14,261	14,297	14,489	14,675
Illinois	8,593	8,645	8,272	8,394
Ohio	7,857	7,865	7,456	7,555
Washington	5,936	6,055	5,966	6,126
Utah	955	968	956	984
Other states	21,987	22,317	21,253	21,832
Total General Obligation Bonds	80,213	81,849	78,470	80,854

Revenue bonds
State of issuance
Utah	4,441	4,440	3,769	3,834
Texas	3,756	3,842	3,273	3,387
California	1,605	1,642	2,174	2,233
Washington	1,166	1,187	1,167	1,197
Ohio	319	324	321	332
Illinois	292	291	294	294
Other states	5,362	5,480	8,588	8,818
Total Revenue Bonds	16,941	17,206	19,586	20,095

Total Obligations of States and Political Subdivisions	$97,154	$99,055	$98,056	$100,949

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

Revenue Bonds by Type
dollars in thousands, unaudited	June 30, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$3,722	$3,780	$7,100	$7,278
College & University	3,210	3,296	2,723	2,834
Sales Tax	2,295	2,322	2,361	2,405
Electric & Power	1,876	1,891	1,880	1,914
Lease	2,202	2,178	1,356	1,362
Other sources	3,636	3,739	4,166	4,302
Total Revenue Bonds	$16,941	$17,206	$19,586	$20,095

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

As of June 30, 2015, our LIHTC investment balance was $5.3 million, and we had no commitments or contingent commitments for additional capital contributions to the limited partnerships. There were $386,000 in tax credits derived from our LIHTC investments which were recognized during the six months ended June 30, 2015, and a pass-through operating loss of $483,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is fairly stated and is not impaired.

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged off. The Company conforms to the following definitions for risk classifications utilized:

•	Pass: Larger non-homogeneous loans not meeting the risk rating definitions below, and smaller homogeneous loans that are not assessed on an individual basis.

•	Special mention: Loans which have potential issues that deserve the close attention of Management. If left uncorrected, those potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.

•	Substandard: Loans that have at least one clear and well-defined weakness that could jeopardize the ultimate recoverability of all principal and interest, such as a borrower displaying a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or a deteriorated financial condition.

•	Impaired: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all nonperforming loans, restructured troubled debt (“TDRs”), and certain other loans that are still being maintained on accrual status. A TDR may be nonperforming or performing, depending on its accrual status and the demonstrated ability of the borrower to comply with restructured terms (see “Troubled Debt Restructurings” section below for additional information on TDRs).

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	June 30, 2015
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$6,854	$-	$-	$-	$6,854
Other construction/land	27,770	122	-	3,608	31,500
1-4 family - closed end	124,584	544	553	5,181	130,862
Equity lines	43,908	257	1,814	1,730	47,709
Multi-family residential	22,863	-	626	417	23,906
Commercial real estate - owner occupied	187,810	14,221	8,467	3,468	213,966
Commercial real estate - non-owner occupied	129,575	5,160	174	12,669	147,578
Farmland	124,619	6,167	731	49	131,566
Total real estate	667,983	26,471	12,365	27,122	733,941

Agricultural	31,248	44	-	-	31,292
Commercial and industrial	106,693	864	626	2,855	111,038
Mortgage Warehouse	180,442	-	-	-	180,442
Consumer loans	14,084	216	13	2,311	16,624
Total gross loans and leases	$1,000,450	$27,595	$13,004	$32,288	$1,073,337

	December 31, 2014
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$5,858	$-	$-	$-	$5,858
Other construction/land	15,238	247	-	4,423	19,908
1-4 family - closed end	105,398	833	918	7,110	114,259
Equity lines	46,819	294	1,237	1,367	49,717
Multi-family residential	18,127	420	-	171	18,718
Commercial real estate - owner occupied	191,495	18,694	3,845	4,620	218,654
Commercial real estate - non-owner occupied	114,317	4,250	631	12,879	132,077
Farmland	142,295	1,950	744	50	145,039
Total real estate	639,547	26,688	7,375	30,620	704,230

Agricultural	27,215	531	-	-	27,746
Commercial and industrial	108,469	1,529	857	2,916	113,771
Mortgage Warehouse	106,021	-	-	-	106,021
Consumer loans	15,752	222	23	2,888	18,885
Total gross loans and leases	$897,004	$28,970	$8,255	$36,424	$970,653

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

Loan Portfolio Aging

(dollars in thousands, unaudited)

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$6,854	$6,854	$-
Other construction/land	53	-	2,548	2,601	28,899	31,500	2,716
1-4 family - closed end	-	58	1,411	1,469	129,393	130,862	1,535
Equity lines	151	150	71	372	47,337	47,709	1,113
Multi-family residential	-	-	-	-	23,906	23,906	-
Commercial real estate - owner occupied	231	19	-	250	213,716	213,966	2,624
Commercial real estate - non-owner occupied	1,676	-	6,891	8,567	139,011	147,578	7,638
Farmland	-	-	49	49	131,517	131,566	49
Total real estate	2,111	227	10,970	13,308	720,633	733,941	15,675

Agricultural	44	-	-	44	31,248	31,292	-
Commercial and industrial	54	19	161	234	110,804	111,038	871
Mortgage warehouse lines	-	-	-	-	180,442	180,442	-
Consumer	127	-	2	129	16,495	16,624	566
Total gross loans and leases	$2,336	$246	$11,133	$13,715	$1,059,622	$1,073,337	$17,112

(1) As of June 30, 2015 there were no loans over 90 days past due and still acrruing.

(2) Included in total financing receivables

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$332	$-	$332	$5,526	$5,858	$-
Other construction/land	93	59	3,253	3,405	16,503	19,908	3,547
1-4 family - closed end	1,125	597	2,874	4,596	109,663	114,259	3,042
Equity lines	98	44	214	356	49,361	49,717	1,049
Multi-family residential	185	-	171	356	18,362	18,718	171
Commercial real estate - owner occupied	1,460	26	1,316	2,802	215,852	218,654	3,417
Commercial real estate - non-owner occupied	604	294	6,953	7,851	124,226	132,077	7,754
Farmland	997	-	-	997	144,042	145,039	51
Total real estate	4,562	1,352	14,781	20,695	683,535	704,230	19,031

Agricultural	618	-	-	618	27,128	27,746	-
Commercial and industrial	1,346	153	39	1,538	112,233	113,771	821
Mortgage warehouse lines	-	-	-	-	106,021	106,021	-
Consumer	136	17	-	153	18,732	18,885	826
Total gross loans and leases	$6,662	$1,522	$14,820	$23,004	$947,649	$970,653	$20,678

(1) As of December 31, 2014 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession. At June 30, 2015, the Company had a total of $23.4 million in TDRs, including $11.6 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDRs may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to the terms of the restructured agreement.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)	Three months ended June 30, 2015
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	226	-	226
Equity lines	-	146	290	-	436
Multi-family residential	-	418	-	-	418
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	564	516	-	1,080
Commercial and industrial	-	25	-	-	25
Consumer loans	-	-	-	-	-
	$-	$589	$516	$-	$1,105

	Three months ended June 30, 2014
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	-	-	-
Equity lines	-	321	29	-	350
Multi-family residential	-	-	-	-	-
Commercial real estate - owner occupied	279	-	-	-	279
Total real estate loans	279	321	29	-	629
Commercial and industrial	-	23	-	30	53
Consumer loans	-	7	-	-	7
	$279	$351	$29	$30	$689

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)	Six months ended June 30, 2015
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$111	$-	$-	$111
1-4 family - closed-end	-	-	226	-	226
Equity lines	-	351	290	-	641
Multi-family residential	-	418	-	-	418
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	880	516	-	1,396
Commercial and industrial	-	68	-	-	68
Consumer loans	-	-	-	-	-
	$-	$948	$516	$-	$1,464

	Six months ended June 30, 2014
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	13	-	-	13
Equity lines	-	321	29	-	350
Multi-family residential	-	-	-	-	-
Commercial real estate - owner occupied	279	123	-	-	402
Total real estate loans	279	457	29	-	765
Commercial and industrial	-	133	4	30	167
Consumer loans	-	9	-	-	9
	$279	$599	$33	$30	$941

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)	Three months ended June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	2	226	226	6	7
Equity Lines	5	436	436	142	157
Multi-family residential	1	418	418		1
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		1,080	1,080	148	165

Commercial and Industrial	1	25	25	-	11
Consumer loans	0	-	-	-	-
		$1,105	$1,105	$148	$176

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	0	-	-	-	-
Equity Lines	3	350	350	169	204
Multi-family residential	0	-	-	-	-
Commercial RE- owner occupied	1	279	279	-	140
Total Real Estate Loans		629	629	169	344

Commercial and Industrial	2	53	53	29	33
Consumer loans	2	7	7	1	2
		$689	$689	$199	$379

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

Troubled Debt Restructurings
(dollars in thousands, unaudited)	Six months ended June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	2	$111	$111	$4	$2
1-4 family - closed-end	2	226	226	6	7
Equity Lines	7	641	641	142	218
Multi-family residential	1	418	418	-	1
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		1,396	1,396	152	228

Commercial and Industrial	3	68	68	(19)	23
Consumer loans	0	-	-	-	-
		$1,464	$1,464	$133	$251

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	1	13	13	-	-
Equity Lines	3	350	350	169	204
Multi-family residential	0	-
Commercial RE- owner occupied	2	402	402	-	140
Total Real Estate Loans		765	765	169	344

Commercial and Industrial	5	167	167	52	43
Consumer loans	3	9	9	1	2
		$941	$941	$222	$389

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The table below summarizes finance receivables modified as TDRs within the previous twelve months that defaulted during the periods noted, and any charge-offs on those TDRs resulting from such default.

Troubled Debt Restructurings
(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Commercial and Industrial
Number of loans	-	-	-	1
Recorded investment	$-	$-	$-	$127
Charge-offs	$-	$-	$-	$-

Purchased Credit Impaired Loans

The Company may acquire loans which show evidence of credit deterioration since origination. These purchased credit impaired (“PCI”) loans are recorded at the amount paid, since there is no carryover of the seller’s allowance for loan losses. Potential losses on PCI loans subsequent to acquisition are recognized by an increase in the allowance for loan losses. PCI loans are accounted for individually or are aggregated into pools of loans based on common risk characteristics. The Company estimates the amount and timing of expected cash flows, and expected cash receipts in excess of the amount paid for the loan(s) are recorded as interest income over the remaining life of the loan or pool of loans (accretable yield). The excess of contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Expected cash flows are periodically re-evaluated throughout the life of the loan or pool of loans. If the present value of the expected cash flows is determined at any time to be less than the carrying amount, a reserve is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Purchased Credit Impaired Loans:

	June 30, 2015
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,190	$251
Commercial and industrial	58	-
Consumer	1	-
Total purchased credit impaired loans	$1,249	$251

	December 31, 2014
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,222	$228
Commercial and industrial	92	-
Consumer	1	-
Total purchased credit impaired loans	$1,315	$228

A $106,000 allowance for loan losses was allocated for PCI loans as of June 30, 2015, but there was no allowance for those loans at December 31, 2014. We also recorded $215,000 in discount accretion on PCI loans during the six months ended June 30, 2015.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $2.463 million at June 30, 2015 and $2.714 million at December 31, 2014.

Impaired Loans	June 30, 2015
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$651	$615	$86	$665	$22
1-4 Family - closed-end	3,696	3,696	135	3,546	135
Equity lines	1,487	1,434	376	1,511	8
Multi-family residential	418	417	1	419	-
Commercial real estate- owner occupied	1,743	1,743	772	1,896	26
Commercial real estate- non-owner occupied	10,089	10,089	2,058	10,711	83
Farmland	-	-	-	-	-
Total real estate	18,084	17,994	3,428	18,748	274
Agriculture	-	-	-	-	-
Commercial and industrial	2,759	2,747	861	2,881	55
Consumer loans	2,271	2,270	362	2,488	66
	23,114	23,011	4,651	24,117	395
With no related allowance recorded
Real estate:
Other construction/land	3,106	2,993	-	3,971	17
1-4 family - closed-end	1,709	1,485	-	3,254	-
Equity lines	314	296	-	320	-
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	1,725	1,725	-	2,055	59
Commercial real estate- non-owner occupied	2,727	2,580	-	2,928	-
Farmland	49	49	-	51	-
Total real estate	9,630	9,128	-	12,579	76
Agriculture	-	-	-	-	-
Commercial and industrial	125	108	-	164	-
Consumer loans	222	41	-	286	-
	9,977	9,277	-	13,029	76
Total	$33,091	$32,288	$4,651	$37,146	$471

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for virtually all of the Company’s impaired real estate loan balances at June 30, 2015. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries in our market areas. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $5.936 million at June 30, 2015.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended June 30, 2015. We continue to consider the potential impact of drought conditions on loan losses, and for the second quarter of 2015 the possible impact of lower oil prices was also given additional weighting in qualitative factors. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended June 30, 2015
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$5,965	$651	$2,253	$1,477	$372	$10,718
Charge-offs	(59)	-	(155)	(378)	-	(592)
Recoveries	177	4	44	198	-	423
Provision	(481)	(30)	450	107	(46)	-

Ending Balance	$5,602	$625	$2,592	$1,404	$326	$10,549

	Six months ended June 30, 2015
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$6,243	$986	$1,944	$1,765	$310	$11,248
Charge-offs	(686)	-	(175)	(791)	-	(1,652)
Recoveries	375	5	125	448	-	953
Provision	(330)	(366)	698	(18)	16	-

Ending Balance	$5,602	$625	$2,592	$1,404	$326	$10,549

Reserves:
Specific	$3,428	$-	$861	$362	$-	$4,651
General	2,174	625	1,731	1,042	326	5,898

Ending Balance	$5,602	$625	$2,592	$1,404	$326	$10,549

Loans evaluated for impairment:
Individually	$27,122	$-	$2,855	$2,311	$-	$32,288
Collectively	706,819	31,292	288,625	14,313	-	1,041,049

Ending Balance	$733,941	$31,292	$291,480	$16,624	$-	$1,073,337

	Year ended December 31, 2014
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$5,544	$978	$3,787	$1,117	$251	$11,677
Charge-offs	(1,629)	(124)	(625)	(1,837)	-	(4,215)
Recoveries	1,913	6	801	716	-	3,436
Provision	415	126	(2,019)	1,769	59	350

Ending Balance	$6,243	$986	$1,944	$1,765	$310	$11,248

Reserves:
Specific	$3,864	$-	$916	$668	$-	$5,448
General	2,379	986	1,028	1,097	310	5,800

Ending Balance	$6,243	$986	$1,944	$1,765	$310	$11,248

Loans evaluated for impairment:
Individually	$30,620	$-	$2,916	$2,888	$-	$36,424
Collectively	673,610	27,746	216,876	15,997	-	934,229

Ending Balance	$704,230	$27,746	$219,792	$18,885	$-	$970,653

Note 13 – Recent Developments

In July 2014 the Bank entered into a definitive agreement to acquire Santa Clara Valley Bank, a community bank with branches in Santa Paula, Santa Clarita, and Fillmore, California. Subsequent to the receipt of requisite regulatory and shareholder approvals the deal closed on November 14, 2014, and SCVB results of operations were included in the Company’s results beginning on the same date. As part of the transaction, cash consideration of $12.3 million, or $6.00 per share, was paid to SCVB common shareholders, and $3.0 million was paid to SCVB preferred shareholders to retire outstanding preferred stock and associated warrants. One-time acquisition costs of $2.1 million were included in the Company’s pre-tax non-interest expense in 2014, and acquisition costs totaling $101,000 have been reflected in pre-tax non-interest expense thus far in 2015.

As of the merger date the SCVB acquisition contributed approximately $62 million to the Company’s outstanding loan balances, $44 million to investment securities, and $108 million to total deposits. In accordance with GAAP, assets and liabilities were acquired at their estimated fair values and there was no carryover of the allowance for loan losses that had previously been recorded by SCVB. At the time of the acquisition the Company also recorded a deferred income tax asset of $2.3 million related primarily to SCVB’s net operating loss carry-forward, along with the effects of fair value adjustments resulting from applying the acquisition method of accounting. In accordance with GAAP, the Company recorded $1.4 million of goodwill and $1.1 in core deposit intangibles. Goodwill represents the excess of consideration transferred (cash) over the fair values of the identifiable net assets acquired. The core deposit intangible is being amortized on a straight line basis over eight years, commencing at the date of acquisition. Goodwill and core deposit intangibles are not deductible for income tax purposes.

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

Business Combinations - Pro forma Income Statement

	Pro forma for the quarter ended June 30, 2014	Pro forma for the six months ended June 30, 2014

Net interest income	$14,039	$27,266

Net Income	$4,272	$7,915

Earnings per share basic	$0.30	$0.56

Earnings per share diluted	$0.30	$0.55

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Second Quarter 2015 compared to Second Quarter 2014

Net income for the quarter ended June 30, 2015 was $4.557 million, representing an increase of $320,000, or 8%, relative to net income of $4.237 million for the quarter ended June 30, 2014. Basic and diluted earnings per share for the second quarter of 2015 were $0.34 and $0.33, respectively, compared to $0.30 basic and diluted earnings per share for the second quarter of 2014. The Company’s annualized return on average equity was 9.67% and annualized return on average assets was 1.07% for the quarter ended June 30, 2015, compared to 9.13% and 1.16%, respectively, for the quarter ended June 30, 2014. The primary drivers behind the quarter over quarter variance in net income are as follows:

•	Net interest income was up $2.068 million, or 16%, for the comparative quarters, due to an increase of $233 million, or 17%, in average interest-earning assets that was partially offset by the impact of a seven basis point drop in our net interest margin.

•	There was no loan loss provision recorded in the second quarter of 2015, relative to $200,000 in the second quarter of 2014.

•	Total non-interest income rose by $636,000, or 16%, for the quarterly comparison, due in large part to a special dividend on our FHLB stock received in 2015, fees earned from increased activity on deposit accounts, and gains on investments.

•	Total non-interest expense increased $1.743 million, or 16%, due in large part to the following variances: ongoing operating costs related to our acquisition of Santa Clara Valley Bank; other increases in personnel costs resulting from strategic staffing enhancements and annual salary adjustments, among other things; an increase in telecommunications costs; higher marketing expense; and, an increase in debit card losses resulting from fraudulent transactions.

•	The Company’s provision for income taxes was 34% of pre-tax income in the second quarter of 2015 relative to 26% in the second quarter of 2014. The higher tax provisioning in 2015 is primarily the result of higher taxable income and a declining level of available tax credits.

First Half 2015 compared to First Half 2014

Net income for the first half of 2015 was $8.295 million, representing an increase of $259,000, or 3%, relative to net income of $8.036 million for the first half of 2014. Basic and diluted earnings per share for the first half of 2015 were $0.61 and $0.60, respectively, compared to $0.57 basic earnings per share and $0.56 diluted earnings per share for the first half of 2014. The Company’s annualized return on average equity was 8.87% and annualized return on average assets was 1.00% for the six months ended June 30, 2015, compared to a return on equity of 8.75% and return on assets of 1.12% for the six months ended June 30, 2014. The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income increased $4.571 million, or 18%, due to a $222 million increase in average interest-earning assets and a higher level of non-recurring interest income.

•	Total non-interest income was up $936,000, or 12%, in the first half of 2015 due primarily to fees earned from increased activity on customer deposit accounts, and a special dividend on our FHLB stock in the second quarter of 2015.

•	There was no loan loss provision in the first half of 2015, relative to a $350,000 provision in the first half of 2014.

•	Total non-interest expense increased by $4.475 million, or 21%, due again to ongoing operating costs associated with our acquisition of Santa Clara Valley Bank, other increases in personnel costs, higher core processing costs subsequent to our conversion in mid-February 2014, an increase in telecommunications costs, a large unfavorable swing in net OREO costs resulting from substantial OREO gains in the first quarter of 2014, and higher debit card losses.

•	The Company’s provision for income taxes was 32% of pre-tax income for the first half of 2015, relative to 26% for the first half of 2014.

Financial Condition Summary

June 30, 2015 relative to December 31, 2014

The Company’s assets totaled $1.734 billion at June 30, 2015, relative to total assets of $1.637 billion at December 31, 2014. Total liabilities were $1.548 billion at June 30, 2015 compared to $1.450 billion at the end of 2014, and shareholders’ equity totaled $186 million at June 30, 2015 relative to $187 million at December 31, 2014. The following is a summary of key balance sheet changes during the first six months of 2015:

•	The Company’s assets increased $97 million, or 6%, due to growth in loans that was partially offset by slightly lower cash balances and investments.

•	Gross loans increased by $103 million, or 11%, reaching an all-time high of $1.073 billion at period-end as a result of increased utilization on mortgage warehouse lines, the first quarter purchase of $28 million in residential mortgage loans, and organic growth in other non-farm real estate loans and agricultural production loans.

•	Total nonperforming assets were reduced by $4 million, or 17%, during the first half of 2015. The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 1.90% at June 30, 2015, compared to 2.53% at December 31, 2014.

•	The Company’s total deposits also reached an all-time high of $1.472 billion at June 30, 2015, reflecting growth of $105 million, or 8%, for the first half of 2015. That growth consisted almost entirely of an increase of $102 million, or 10%, in core non-maturity deposits.

•	We reduced non-deposit interest-bearing liabilities by $6 million, or 10%, during the first half of 2015 due to the exceptional deposit growth which supported our strong loan growth.

•	Total capital fell by $985,000, or 1%, to $186 million at June 30, 2015. The drop resulted primarily from the Company’s repurchase of shares during the first six months of 2015 and the payment of cash dividends, which offset the addition of net income to retained earnings for the period. While still robust, our consolidated total risk-based capital ratio declined to 17.36% at June 30, 2015 from 18.44% at year-end 2014, due primarily to higher risk-adjusted assets resulting from the increase in loans.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $2.068 million, or 16%, for the second quarter of 2015 relative to the second quarter of 2014, and by $4.571 million, or 18%, in the first half of 2015 compared to the first half of 2014. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following tables show average balances for significant balance sheet categories and the amount of interest income or interest expense associated with each category for the noted periods. The tables also display the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, except per share data)	Ended June 30, 2015			Ended June 30, 2014
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)(3)	Balance (1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/due from time	$8,193	$6	0.29%	$20,561	$16	0.31%
Taxable	405,951	2,003	1.95%	356,280	1,876	2.08%
Non-taxable	99,092	732	4.50%	97,233	733	4.59%
Equity	2,005	48	9.47%	2,542	-	-
Total investments	515,241	2,789	2.44%	476,616	2,625	2.51%

Loans and Leases:(4)
Real estate	713,966	9,253	5.20%	629,352	8,340	5.32%
Agricultural	29,447	306	4.17%	23,667	227	3.85%
Commercial	107,245	1,218	4.56%	96,900	1,102	4.56%
Consumer	17,387	409	9.44%	21,643	477	8.84%
Mortgage warehouse lines	181,001	1,639	3.63%	84,305	868	4.13%
Direct financing leases	1,950	26	5.35%	2,402	32	5.34%
Other	1,962	29	5.93%	303	11	14.56%
Total loans and leases	1,052,958	12,880	4.91%	858,572	11,057	5.17%
Total interest earning assets (5)	1,568,199	15,669	4.11%	1,335,188	13,682	4.23%
Other earning assets	7,397			6,072
Non-earning assets	138,752			129,437
Total assets	$1,714,348			$1,470,697

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$127,176	$94	0.30%	$112,800	$72	0.26%
NOW	293,263	87	0.12%	247,667	86	0.14%
Savings accounts	186,265	52	0.11%	151,938	75	0.20%
Money market	114,540	21	0.07%	73,337	21	0.11%
CDAR's	11,285	2	0.07%	13,121	7	0.21%
Certificates of deposit<$100,000	77,749	62	0.32%	78,582	87	0.44%
Certificates of deposit>$100,000	220,273	131	0.24%	200,714	183	0.37%
Brokered deposits	-	-	0.00%	5,660	22	1.56%
Total interest bearing deposits	1,030,551	449	0.17%	883,819	553	0.25%
Borrowed Funds:
Federal funds purchased	5	-	-	43	-	-
Repurchase agreements	8,544	9	0.42%	5,539	4	0.29%
Short term borrowings	27,689	12	0.17%	738	-	-
Long term borrowings	2,000	3	0.60%	-	-	-
TRUPS	30,928	178	2.31%	30,928	175	2.27%
Total borrowed funds	69,166	202	1.17%	37,248	179	1.93%
Total interest bearing liabilities	1,099,717	651	0.24%	921,067	732	0.32%
Demand deposits - non-interest bearing	412,874			345,110
Other liabilities	12,745			18,402
Shareholders' equity	189,012			186,118
Total liabilities and shareholders' equity	$1,714,348			$1,470,697

Interest income/interest earning assets			4.11%			4.23%
Interest expense/interest earning assets			0.17%			0.22%
Net interest income and margin(6)		$15,018	3.94%		$12,950	4.01%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $9 thousand and $(197) thousand for the quarters ended June 30, 2015 and 2014. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the six months ended			For the six months ended
(dollars in thousands, except per share data)	June 30, 2015			June 30, 2014
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)(3)	Balance (1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$13,758	$18	0.26%	$39,466	$51	0.26%
Taxable	407,912	4,251	2.07%	346,215	3,701	2.13%
Non-taxable	98,648	1,457	4.52%	96,874	1,474	4.66%
Equity	2,118	93	8.73%	2,528	-	-
Total Investments	522,436	5,819	2.51%	485,083	5,226	2.47%

Loans and Leases:(4)
Real Estate	702,957	18,439	5.29%	606,825	16,222	5.39%
Agricultural	28,093	569	4.08%	24,225	493	4.10%
Commercial	108,015	2,539	4.74%	96,954	2,175	4.52%
Consumer	17,834	843	9.53%	22,484	969	8.69%
Mortgage Warehouse Lines	144,954	2,694	3.75%	68,204	1,463	4.33%
Direct Financing Leases	1,984	53	5.39%	2,442	66	5.45%
Other	2,149	63	5.91%	286	20	14.10%
Total Loans and Leases	1,005,986	25,200	5.05%	821,420	21,408	5.26%
Total Interest Earning Assets (5)	1,528,422	31,019	4.20%	1,306,503	26,634	4.23%
Other Earning Assets	7,220			6,003
Non-Earning Assets	138,073			131,183
Total Assets	$1,673,715			$1,443,689

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$117,956	$173	0.30%	$101,765	$133	0.26%
NOW	288,337	172	0.12%	233,408	168	0.15%
Savings Accounts	180,505	100	0.11%	150,188	151	0.20%
Money Market	114,733	42	0.07%	72,536	41	0.11%
CDAR's	11,284	4	0.07%	13,092	16	0.25%
Certificates of Deposit<$100,000	78,589	127	0.33%	78,856	177	0.45%
Certificates of Deposit>$100,000	213,093	264	0.25%	202,729	376	0.37%
Brokered Deposits	1,298	11	1.71%	6,216	49	1.59%
Total Interest Bearing Deposits	1,005,795	893	0.18%	858,790	1,111	0.26%
Borrowed Funds:
Federal Funds Purchased	3	-	-	22	-	-
Repurchase Agreements	7,688	15	0.39%	5,989	9	0.30%
Short Term Borrowings	18,008	16	0.18%	372	-	-
Long Term Borrowings	3,017	7	0.47%	-	-	-
TRUPS	30,928	352	2.30%	30,928	349	2.28%
Total Borrowed Funds	59,644	390	1.32%	37,311	358	1.93%
Total Interest Bearing Liabilities	1,065,439	1,283	0.24%	896,101	1,469	0.33%
Demand deposits- non interest bearing	404,431			343,849
Other liabilities	15,261			18,481
Shareholders' equity	188,584			185,258
Total liabilities and shareholders' equity	$1,673,715			$1,443,689

Interest Income/Interest Earning Assets			4.20%			4.23%
Interest Expense/Interest Earning Assets			0.17%			0.22%
Net Interest Income and Margin(6)		$29,736	4.03%		$25,165	4.01%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $360 thousand and $(349) thousand for the six months ended June 30, 2015 and 2014. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2015 over 2014			2015 over 2014
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net

Assets:
Investments:
Federal funds sold / Due from time	$(10)	$-	$(10)	$(33)	$-	$(33)
Taxable	262	(135)	127	660	(110)	550
Non-taxable(1)	14	(15)	(1)	27	(44)	(17)
Equity	-	48	48	-	93	93
Total Investments	266	(102)	164	654	(61)	593
Loans and Leases:
Real Estate	1,121	(208)	913	2,570	(353)	2,217
Agricultural	55	24	79	79	(3)	76
Commercial	118	(2)	116	248	116	364
Consumer	(94)	26	(68)	(200)	74	(126)
Mortgage Warehouse	996	(225)	771	1,646	(415)	1,231
Direct Financing Leases	(6)	-	(6)	(12)	(1)	(13)
Other	60	(42)	18	130	(87)	43
Total Loans and Leases	2,250	(427)	1,823	4,461	(669)	3,792
Total Interest Earning Assets	$2,516	$(529)	$1,987	$5,115	$(730)	$4,385
Liabilities
Interest Bearing Deposits:
Demand Deposits	$9	$13	$22	$21	$19	$40
NOW	16	(15)	1	40	(36)	4
Savings Accounts	17	(40)	(23)	30	(81)	(51)
Money Market	12	(12)	-	24	(23)	1
CDAR's	(1)	(4)	(5)	(2)	(10)	(12)
Certificates of Deposit < $100,000	(1)	(24)	(25)	(1)	(49)	(50)
Certificates of Deposit > $100,000	18	(70)	(52)	19	(131)	(112)
Brokered Deposits	(22)	-	(22)	(39)	1	(38)
Total Interest Bearing Deposits	48	(152)	(104)	92	(310)	(218)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	2	3	5	3	3	6
Short Term Borrowings	-	12	12	-	16	16
Long Term Borrowings	-	3	3	-	7	7
TRUPS	-	3	3	-	3	3
Total Borrowed Funds	2	21	23	3	29	32
Total Interest Bearing Liabilities	50	(131)	(81)	95	(281)	(186)
Net Interest Margin/Income	$2,466	$(398)	$2,068	$5,020	$(449)	$4,571

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the second quarter of 2015 relative to the second quarter of 2014 was a favorable $2.466 million, due primarily to a $233 million increase in the average balance of interest-earning assets resulting from our acquisition of Santa Clara Valley Bank, organic growth, and loan purchases. The volume variance for the comparative quarters was enhanced by migration from lower-yielding short-term balances held at the Federal Reserve Bank into longer-term investment securities, and the fact that the average balance of loans grew by 23% relative to only 8% growth in average investment balances. Partially offsetting those favorable trends was the fact that much of the growth in average loan balances occurred in lower-yielding mortgage warehouse loans.

The rate variance for the quarter over quarter comparison was an unfavorable $398,000, due in part to a drop of 12 basis points in our yield on earning assets relative to a decline of only eight basis points in the cost of interest-bearing liabilities. Investment yields have dropped due to the reinvestment of portfolio cash flows in a historically low interest rate environment, and the weighted average yield on loans was lower due to the impact of continued competition on loan rates and relatively robust growth in lower-yielding mortgage warehouse loans. Our weighted average cost of interest-bearing liabilities was lower for the quarter primarily because of lower deposit rates. The unfavorable rate variance was exacerbated by the allocation of variances attributable to both rate and volume changes (as per the calculations noted above), and also by the volume differential between our interest-earning assets and interest-bearing liabilities. That differential averaged $414 million for the second quarter of 2014, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Adding to negative pressures on our rate variance was a drop in non-recurring interest income such as net interest recovered on non-accrual loans and prepayment penalties, which totaled only $45,000 in the second quarter of 2015 relative to $280,000 in the second quarter of 2014.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.94% in the second quarter of 2015, a drop of seven basis points relative to the second quarter of 2014. The principal developments impacting our net interest margin in the second quarter of 2015 include lower yields on loans and investments, a shift within loans to lower-yielding loan segments, and a lower level of non-recurring interest income. Partially offsetting those negative factors were strong overall growth in the average balance of loans relative to investments, and lower deposit rates.

For net interest income in the first half of 2015 relative to the first half of 2014, a favorable variance of $5.020 million attributable to volume changes was partially offset by an unfavorable rate variance of $449,000. The volume variance for the half was due primarily to a $222 million increase in average interest-earning assets, which was enhanced by a shift from Federal Reserve Bank balances into investment securities and strong growth in the average balance of loans relative to investments. The negative rate variance for the half is counterintuitive given the fact that our cost of interest-bearing liabilities dropped more than our yield on earning assets for the comparative periods. This seeming inconsistency results from the allocation of variances attributable to both rate and volume changes, and because the decrease in our yield on earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. The weighted average yield on interest-earning assets dropped due to lower loan yields. However, partially alleviating the negative pressures on loan rates for the half was higher non-recurring interest income which totaled $411,000 in the first six months of 2015 relative to $288,000 in the first six months of 2014. The Company’s net interest margin for the first half of 2015 was 4.03%, two basis points higher than our net interest margin for the first half of 2014.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. A loan loss provision has not been necessary thus far in 2015, but the Company recorded loan loss provisions of $200,000 in the second quarter of 2014 and $350,000 for the first six months of 2014.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. Net loans charged off by the Company totaled $169,000 in the second quarter of 2015 relative to $57,000 in the second quarter of 2014, for an increase of $112,000, or 196%, and $699,000 in the first six months of 2015 relative to $393,000 in the first six months of 2014, for an increase of $306,000, or 78%. Despite a higher level of charge-offs and robust loan growth during the of 2015, a loan loss provision has not been recorded due to the following factors: loan charge-offs were primarily recorded against reserves established in previous periods and did not necessitate reserve replenishment; loan growth occurred in portfolio segments with low historical loss rates; and, credit quality improvement was evident in the remainder of the loan portfolio.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and six-month periods ended June 30, 2015 and 2014 (dollars in thousands):

Non Interest Income/Expense
(dollars in thousands, unaudited)
	For the three months ended June 30,				For the six months ended June 30,
NON-INTEREST INCOME:	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
Service charges on deposit accounts	$2,278	48.95%	$2,039	50.75%	$4,269	49.29%	$3,925	50.81%
Other service charges, commissions & fees	1,750	37.60%	1,586	39.47%	3,472	40.09%	3,092	40.03%
Gains on securities	307	6.60%	183	4.55%	323	3.73%	287	3.72%
Bank owned life insurance	231	4.96%	403	10.03%	588	6.79%	688	8.91%
Other	88	1.89%	(193)	-4.80%	9	0.10%	(267)	-3.47%
Total non-interest income	$4,654	100.00%	$4,018	100.00%	$8,661	100.00%	$7,725	100.00%
As a % of average interest-earning assets (1)		1.19%		1.21%		1.14%		1.19%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$6,125	48.04%	$5,328	48.40%	$13,020	49.67%	$11,313	52.05%
Occupancy costs
Furniture & equipment	504	3.95%	466	4.23%	1,011	3.86%	919	4.23%
Premises	1,162	9.11%	1,066	9.68%	2,315	8.83%	2,118	9.74%
Advertising and marketing costs	681	5.34%	582	5.29%	1,245	4.75%	1,211	5.57%
Data processing costs	858	6.73%	766	6.96%	1,697	6.47%	1,264	5.82%
Deposit services costs	759	5.95%	662	6.01%	1,549	5.91%	1,278	5.88%
Loan services costs
Loan processing	227	1.78%	188	1.71%	484	1.85%	460	2.12%
Foreclosed assets	92	0.72%	112	1.02%	237	0.90%	(386)	-1.78%
Other operating costs
Telephone & data communications	510	4.00%	210	1.91%	979	3.74%	476	2.19%
Postage & mail	252	1.98%	162	1.47%	452	1.72%	350	1.61%
Other	212	1.66%	218	1.97%	379	1.46%	352	1.62%
Professional services costs
Legal & accounting	376	2.95%	256	2.33%	709	2.70%	641	2.95%
Other professional service	497	3.90%	551	5.01%	1,044	3.98%	1,048	4.82%
Stationery & supply costs	325	2.55%	350	3.18%	661	2.52%	528	2.43%
Sundry & tellers	171	1.34%	91	0.83%	429	1.64%	164	0.75%
Total non-interest expense	$12,751	100.00%	$11,008	100.00%	$26,211	100.00%	$21,736	100.00%
As a % of average interest-earning assets (1)		3.26%		3.31%		3.46%		3.35%
Efficiency Ratio (2)	64.13%		63.28%		66.91%		64.37%

(1) Annualized

(2) Tax Equivalent

Total non-interest income rose by $636,000, or 16%, for the quarterly comparison and $936,000, or 12%, for the comparative year-to-date periods due in part to non-recurring income such as investment gains and a special dividend on our FHLB stock, but increased customer activity also generated additional fee income. Total non-interest income was an annualized 1.19% of average interest-earning assets in the second quarter of 2015 relative to 1.21% in the second quarter of 2014, and was 1.14% for the first six months of 2015 relative to 1.19% for the first six months of 2014. The lower ratio is due primarily to an increase in average interest-earning assets.

Service charge income on deposits increased by $239,000, or 12%, for the quarterly comparison and by $344,000, or 9%, for the year-to-date comparison despite a drop in returned item and overdraft charges for the first six months of 2015, due to a higher level of customer activity in other fee-generating areas. The year-to-date comparison was also favorably impacted by certain non-recurring fee waivers made in the course of our core software conversion in the first quarter of 2014. Other service charges, commissions, and fees also increased by $164,000, or 10%, for the second quarter and $380,000, or 12%, for the first six months, largely as a result of higher debit card interchange income and increases in other activity-based fees. Gains realized on the sale of investment securities totaled $307,000 in the second quarter of 2015 relative to $183,000 in the second quarter of 2014, for a quarter over quarter increase of $124,000. For the first half, investment gains totaled $323,000 in 2015 compared to $287,000 in 2014, for an increase of $36,000.

Bank-owned life insurance (“BOLI”) income was down $172,000, or 43%, in the second quarter of 2015 relative to the second quarter of 2014 and also dropped by $100,000, or 15%, for the year-to-date comparison mainly due to fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At June 30, 2015 the Company had $38.8 million invested in single-premium general account BOLI, which generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly reduced income levels in recent periods. In addition to general account BOLI the Company had $4.9 million invested in separate account BOLI at June 30, 2015, which produces income that helps offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a loss on separate account BOLI totaling $15,000 in the second quarter of 2015 relative to a gain of $152,000 in the second quarter of 2014, for a quarter over quarter drop of $167,000 in deferred compensation BOLI income. For the first half, there was a $109,000 gain in 2015 compared to a $197,000 gain in 2014, for a decline of $88,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

The “Other” category under non-interest income reflects a net favorable change of $281,000 for the quarter and $276,000 for the year-to-date period. This category includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Pass-through expenses associated with our investments in low-income housing tax credit funds are netted against this income category. Income generated through the Company’s alliance with Investment Centers of America (“ICA”) has also been included in other non-interest income, but the Company terminated its affiliation with ICA effective July 31, 2014 so related income was down $27,000 for the second quarter of 2015 compared to the second quarter of 2014, and also declined $58,000 for the comparative year-to-date periods. However, dividends on restricted stock increased by $277,000 for the quarter and $318,000 for the first six months due largely to a $245,000 special dividend received on our FHLB stock in the second quarter of 2015. Furthermore, pass-through expenses on our low-income housing tax credit funds were down by $97,000 for the second quarter and $71,000 for the first six months.

Total non-interest expense increased by $1.743 million, or 16%, in the second quarter of 2015 relative to the second quarter of 2014, and $4.475 million, or 21%, for the first six months of 2015 in comparison to the first six months of 2014. As detailed below the largest increases are apparent in personnel costs, telecommunications expense, debit card losses, and, for the year-to-date comparison, net expenses associated with foreclosed assets and data processing costs. Despite higher overhead expenses, total non-interest expense dropped to an annualized 3.26% of average interest-earning assets in the second quarter of 2015 from 3.31% in the second quarter of 2014 due to a sizeable increase in the denominator. For the first six months, the ratio increased to 3.46% for 2015 from 3.35% for 2014.

The largest component of non-interest expense, salaries and employee benefits, increased by $797,000 for the quarter and $1.707 million for the first six months, representing increases of 15% for both the quarter and the year-to-date period due primarily to personnel increases associated with our acquisition, regular annual salary increases, strategic additions to business development staff in 2015, an increased accrual for Company contributions to the employee 401(k) retirement plan, and higher group health insurance premiums. A lower level of deferred salaries directly related to successful loan originations also contributed to the increase in compensation costs for the first six months of 2015, but that unfavorable variance was offset by a drop in temporary help and overtime costs related to the impact of our core banking software conversion in the first quarter of 2014. Lower deferred compensation expense accruals, associated with the aforementioned drop in BOLI income, helped partially offset the unfavorable variances in other components of compensation expense. We recorded a deferred compensation expense reversal of $32,000 in the second quarter of 2015 due to losses on employee deferred compensation plans, while there was an expense accrual of $95,000 in the second quarter of 2014 for a quarter-over-quarter reduction of $127,000. Deferred compensation plan expense accruals for employee participants totaled $66,000 in the first half of 2015 relative to $149,000 in the first half of 2014, representing a decline of $83,000. For the first six months the deferral of salaries directly related to successful loan originations was $124,000 lower in 2015 than in 2014, which also had an unfavorable impact on compensation expense for the year-to-date comparison. Despite their overall dollar increase, salaries and benefits dropped as a percentage of total non-interest expense in 2015 due to a higher percentage increase in total non-interest expense.

Occupancy expense increased by $134,000, or 9%, for the quarter, and $289,000, or 10%, for the year-to-date period due primarily to costs associated with newly-acquired branches and our recently-opened loan production office, including rent and depreciation, utilities, janitorial, and security. Marketing costs were up $99,000, or 17%, for the second quarter and $34,000, or 3%, for the first six months due in part to promotional expenses for our expanded market area as well as the timing of certain payments. Data processing costs were up $92,000, or 12%, for the second quarter due to ongoing costs related to the acquisition and our new loan production office, and they increased $433,000, or 34%, for the year-to-date period as a result of an increase in our cost structure subsequent to the core processing conversion in the first quarter of 2014 in addition to the new offices. Total deposit services costs increased by $97,000, or 15%, for the quarterly comparison and by $271,000, or 21%, for the first six months due in part to amortization expense on our core deposit intangible totaling $34,000 for the quarter and $67,000 for the first six months, in addition to increases in internet/mobile banking costs and, for the year-to-date comparison, higher remote deposit capture costs.

Loan processing costs were up $39,000, or 21%, for the second quarter and $24,000, or 5%, for the first six months due to higher collateral inspection and loan collection costs. Net costs associated with foreclosed assets fell slightly for the second quarter comparison, but increased by $623,000 in the first half of 2015 relative to the first half of 2014. Net costs on foreclosed assets include net gains/losses on the sale of foreclosed assets, OREO write-downs, OREO operating expense and rental income on OREO. The expense increase for the first six months is due to net gains on the sale of OREO totaling $78,000 in 2015 relative to net gains of $842,000 in 2014, partially offset by the favorable impact of lower write-downs and declining OREO operating expense.

Telecommunications expense increased by $300,000, or 143%, in the second quarter of 2015 relative to the second quarter of 2014, and by $503,000, or 106%, for the first half, due in part to credits received in 2014 for prior-period overpayments totaling $51,000 in the second quarter and $155,000 for the first six months of 2014. The increase in 2015 is also reflective of increased expenses associated with the SCVB acquisition and our new loan production office, as well as redundant circuits that we are working to consolidate. Postage costs increased by $90,000, or 56%, for the quarterly comparison and $102,000, or 29%, for the first six months due to an increase in the volume of mailings, and the “Other” category under other operating costs was down slightly for the second quarter but reflects an increase for the first six months totaling $27,000, or 8%, due higher training and education costs.

Under professional services costs, legal and accounting costs increased by $120,000, or 47%, in the second quarter of 2015 and by $68,000, or 11%, for the first six months due to higher costs for both internal and independent audits as well as increased legal expense, including costs related to loan collections. The cost of other professional services declined slightly for both the quarter and the year-to-date period, with $101,000 in residual non-recurring acquisition costs for the first six months of 2015 more than offset by lower expense accruals for regulatory assessments. Stationery and supply costs fell by $25,000, or 7%, for the second quarter due to prior-year expenses related to our rebranding project, but reflect an increase of $133,000, or 25%, for the first six months due primarily to higher recurring costs stemming from our core conversion. Sundry and teller losses increased by $80,000, or 88%, in the second quarter and $265,000, or 162%, for the first half due to an increase in debit card fraud losses.

The Company’s tax-equivalent overhead efficiency ratio was 64.13% in the second quarter of 2015 relative to 63.28% in the second quarter of 2014, and 66.91% for the first half of 2015 compared to 64.37% for the first half of 2014. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our income tax provision was $2.364 million, or 34% of pre-tax income in the second quarter of 2015, relative to a provision of $1.523 million, or 26% of pre-tax income in the second quarter of 2014. For the first six months our income tax provision was $3.891 million, or 32% of pre-tax income in 2015, and $2.768 million, or 26% of pre-tax income in 2014.

Higher taxable income and a declining level of available tax credits were the primary factors impacting the increase in our tax accrual rate in 2015 relative to 2014. Tax-exempt BOLI income was 43% lower in the second quarter of 2015 than in the second quarter of 2014 and reflects a drop of 15% for the first six months, as discussed above, and interest income on municipal securities also declined slightly in 2015. Our tax credits, which consist primarily of those generated by investments in low-income housing tax credit funds and California state employment tax credits, were down $181,000, or 46%, for the quarterly comparison and $265,000, or 33%, for the comparative year-to-date periods.

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

INVESTMENTS

The Company’s investments consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are an alternative interest-earning use of funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $508 million, or 29% of total assets at June 30, 2015, compared to $514 million, or 31% of total assets at December 31, 2014.

We had no fed funds sold at June 30, 2015 or December 31, 2014, and interest-bearing balances at other banks declined slightly to $1 million at June 30, 2015 from $2 million at December 31, 2014 due to the timing of cash flows in our FRB account. The Company’s investment portfolio reflects a reduction of $5 million, or 1%, for the first six months of 2015, ending the period with a book balance of $507 million. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for all bonds in our investment portfolio was 4.0 years and their average effective duration was 2.5 as of June 30, 2015, both up slightly relative to year-end 2014.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	June 30, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$25,815	$26,144	$26,959	$27,270
Mortgage-backed securities	378,713	380,231	378,339	381,442
State & political subdivisions	97,154	99,055	98,056	100,949
Other securities	749	1,489	1,210	2,222
Total investment securities	$502,431	$506,919	$504,564	$511,883

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $4.5 million at June 30, 2015, down from $7.3 million at December 31, 2014 due to rising interest rates. The balance of US Government agency securities declined $1 million, or 4%, during the first six months due to bond sales and maturities. Mortgage-backed securities were also down $1 million, or less than 1%, due to prepayments and lower market values. Municipal bond balances dropped $2 million, or 2%, due primarily to bond sales. Not all cash flows from our investment portfolio were reinvested during the first six months of 2015, since a small portion of that liquidity was used to fund loan growth during that period.

Investment portfolio securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $196 million at June 30, 2015 and $141 million at December 31, 2014, leaving $309 million in unpledged debt securities at June 30, 2015 and $369 million at December 31, 2014. Securities which were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $71 million at June 30, 2015 and $25 million at December 31, 2014.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $1.073 billion at June 30, 2015, an increase of $103 million, or 11%, since December 31, 2014. The increase is due mainly to increased utilization on mortgage warehouse lines, the purchase of $28 million in single family mortgage loans, and organic growth in other non-farm real estate loans.

A distribution of the Company’s loans showing the balance and percentage of loans by type is presented for the noted periods in the table below. The balances shown are before deferred or unamortized loan origination, extension, or commitment fees, and deferred origination costs. While not reflected in the loan totals and not currently comprising a material segment of our lending activities, the Company also occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution
(dollars in thousands, unaudited)
	June 30, 2015	December 31, 2014
Real Estate:
1-4 family residential construction	$6,854	$5,858
Other construction/land	31,500	19,908
1-4 family - closed-end	130,862	114,259
Equity lines	47,709	49,717
Multi-family residential	23,906	18,718
Commercial real estate- owner occupied	213,966	218,654
Commercial real estate- non-owner occupied	147,578	132,077
Farmland	131,566	145,039
Total real estate	733,941	704,230
Agricultural	31,292	27,746
Commercial and industrial	111,038	113,771
Mortgage warehouse lines	180,442	106,021
Consumer loans	16,624	18,885
Total loans and leases	$1,073,337	$970,653
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.64%	0.60%
Other construction/land	2.93%	2.05%
1-4 family - closed-end	12.19%	11.77%
Equity lines	4.44%	5.12%
Multi-family residential	2.23%	1.93%
Commercial real estate- owner occupied	19.93%	22.53%
Commercial real estate- non-owner occupied	13.75%	13.61%
Farmland	12.26%	14.94%
Total real estate	68.37%	72.55%
Agricultural	2.92%	2.86%
Commercial and industrial	10.35%	11.72%
Mortgage warehouse lines	16.81%	10.92%
Consumer loans	1.55%	1.95%
Total loans and leases	100.00%	100.00%

Outstanding balances on mortgage warehouse lines were up $74 million, or 70%, as utilization on lines increased to 63% at June 30, 2015 from 47% at December 31, 2014. Certain lines have also been judiciously increased during 2015 to accommodate strong borrower demand. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.

Real estate loans classified as 1-4 family closed-end loans increased $17 million, or 15%, due to the aforementioned opportunistic purchase of well-underwritten, newer vintage residential mortgage loans which had an expected average life of about seven years at the time of purchase. Material increases are also evident in non-residential construction loans, which were up $12 million, or 58%, non-owner occupied commercial real estate loans, which increased $16 million, or 12%, and multi-family residential loans, which increased $5 million, or 28%. Most other real estate loan categories declined as loan payoffs outpaced new originations. Loans secured by farmland, in particular, were down $13 million, or 9%, due in part to the payoff of a large dairy loan subsequent to the sale of the business by the borrower. Management expects continued growth in commercial real estate loans as the year progresses, although no assurance can be provided in that regard. Agricultural production loans have also shown nice growth thus far in 2015, increasing by about $4 million, or 13%. Commercial loans reflect a decline of $3 million, or 2%, and consumer loans were down $2 million, or 12%.

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

Nonperforming Assets and Performing Troubled Debt Restructurings
(dollars in thousands, unaudited)	June 30, 2015	December 31, 2014	June 30, 2014
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	2,716	3,547	3,682
1-4 family - closed-end	1,535	3,042	10,071
Equity lines	1,113	1,049	1,997
Multi-family residential	-	171	-
Commercial real estate- owner occupied	2,624	3,417	3,485
Commercial real estate- non-owner occupied	7,638	7,754	7,671
Farmland	49	51	173
TOTAL REAL ESTATE	15,675	19,031	27,079
Agriculture	-	-	327
Commercial and industrial	871	821	992
Mortgage warehouse lines	-	-	-
Consumer loans	566	826	838
TOTAL NONPERFORMING LOANS	17,112	20,678	29,236

Foreclosed assets	3,393	3,991	4,498
Total nonperforming assets	$20,505	$24,669	$33,734
Performing TDR's (1)	$11,733	$12,359	$13,203
Nonperforming loans as a % of total gross loans and leases	1.59%	2.13%	3.27%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	1.90%	2.53%	3.76%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $4.2 million, or 17%, during the first six months of 2015. Nonperforming loans were decreased by a total of $3.6 million, or 17%, while foreclosed assets were down $598,000, or 15%. The balance of nonperforming loans at June 30, 2015 includes $6.0 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. As shown in the table, we also had $11.7 million in loans classified as performing TDRs for which we were still accruing interest as of June 30, 2015, a reduction of $626,000, or 5%, relative to the balance of performing TDRs at December 31, 2014.

Non-accruing loan balances secured by real estate comprised $15.7 million of total nonperforming loans at June 30, 2015, down $3.4 million, or 18%, since December 31, 2014. The gross reduction in nonperforming real estate loans in the first half of 2015 totaled $7.3 million including principal pay-downs of $5.7 million, gross charge-offs of $647,000, balances totaling $606,000 returned to accrual status and transfers to OREO, but reductions were partially offset by $4.0 million in additions. Nonperforming commercial loans were up $50,000 during the period, and nonperforming consumer loans were reduced by $260,000 during the first six months of 2015.

As noted above, foreclosed assets were reduced by $598,000, or 15%, during the first six months of 2015 due primarily to OREO sold, but write-downs on OREO contributed $173,000 to the reduction. The balance of foreclosed assets had an aggregate carrying value of $3.4 million at June 30, 2015, and was comprised of 21 properties classified as OREO and one mobile home. At the end of 2014 foreclosed assets totaled $4.0 million, consisting of 24 properties classified as OREO and three mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 1.90% of gross loans and leases plus foreclosed assets at June 30, 2015, down from 2.53% at December 31, 2014 and 3.76% at June 30, 2014. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when cash payments are received subsequent to the charge off. An allowance for potential losses inherent in unused commitments totaling $304,000 at June 30, 2015 is included in other liabilities.

The Company’s allowance for loan and lease losses was $10.5 million, or 0.98% of gross loans at June 30, 2015, relative to $11.2 million, or 1.16% of gross loans at December 31, 2014. The decline in the allowance in the first half of 2015 was facilitated by the fact that many loan charge-offs during the period were charged against loss reserves established in previous periods and did not necessarily lead to the need for reserve replenishment. Moreover, while the lower allowance for loan and lease losses is not directionally consistent with the increase in outstanding loan balances, our need for an additional allowance was favorably impacted by loan growth occurring in portfolio segments with low historical loss rates, and credit quality improvement in the remainder of the performing loan portfolio. The ratio of the allowance to nonperforming loans was 61.65% at June 30, 2015, relative to 54.40% at December 31, 2014 and 39.79% at June 30, 2014.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses (dollars in thousands, unaudited)	For the three months	For the three months	For the six months	For the six months	For the year
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	ended December 31,
	2015	2014	2015	2014	2014
Balances:
Average gross loans and leases outstanding during period (1)	$1,052,958	$858,572	$1,005,986	$821,420	$859,981
Gross loans and leases outstanding at end of period	$1,073,337	$893,041	$1,073,337	$893,041	$970,653

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,718	$11,491	$11,248	$11,677	$11,677
Provision charged to expense	-	200	-	350	350
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	-	58	72	58	135
1-4 family - closed-end	40	10	224	10	431
Equity Lines	19	208	72	290	828
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	-	31	318	31	171
Commercial real estate- non-owner occupied	-	-	-	45	45
Farmland	-	-	-	-	19
TOTAL REAL ESTATE	59	307	686	434	1,629
Agricultural	-	-	-	124	124
Commercial & industrial loans	155	226	175	412	625
Consumer Loans	378	564	791	985	1,837
Total	$592	$1,097	$1,652	$1,955	$4,215
Recoveries
Real Estate
1-4 family residential construction	-	22	-	25	38
Other Construction/Land	-	380	58	540	702
1-4 family - closed-end	4	95	28	153	317
Equity Lines	173	24	183	49	273
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	-	319	106	380	504
Commercial real estate- non-owner occupied	-	52	-	52	79
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	177	892	375	1,199	1,913
Agricultural	4	1	5	2	6
Commercial and Industrial	44	54	125	98	801
Consumer Loans	198	93	448	263	716
Total	$423	$1,040	$953	$1,562	$3,436
Net loan charge offs (recoveries)	$169	$57	$699	$393	$779
Balance at end of period	$10,549	$11,634	$10,549	$11,634	$11,248

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.06%	0.03%	0.14%	0.10%	0.09%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.98%	1.30%	0.98%	1.30%	1.16%
Allowance for Loan Losses to NonPerforming Loans	61.65%	39.79%	61.65%	39.79%	54.40%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.60%	0.49%	6.63%	3.38%	6.93%
Net Loan Charge-offs to Provision for Loan Losses	-	28.50%	-	112.29%	222.57%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company has not recorded a provision for loan and lease losses thus far in 2015 but had a provision of $350,000 in the first half of 2014. Net loans charged off increased by $306,000, or 78%, for the year-to-date comparison. Our allowance for loan and lease losses is maintained at a level to cover probable losses on specifically identified loans as well as probable incurred losses in the remaining loan portfolio, and any shortfall in the allowance identified pursuant to our analysis of probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was reduced by $835,000 during the six months ended June 30, 2015, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans during that period. The allowance for probable losses inherent in non-impaired loans increased by $136,000 during the first six months of 2015 due to higher loan balances, partially mitigated by continued improvement in the credit quality of our performing loans. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at June 30, 2015 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $338 million at June 30, 2015 and $367 million at December 31, 2014, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 31% of gross loans outstanding at June 30, 2015 and 38% at December 31, 2014, with the drop due primarily to increased utilization on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $17 million at June 30, 2015 and $14 million at December 31, 2014. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $108 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. That letter of credit is backed by loans which are pledged to the FHLB by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $45 million at June 30, 2015 and $48 million at December 31, 2014. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks) and our reserve requirement, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $443,000, or 2%, during the first half of 2015. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first six months of 2015 with a balance of $7 million, but other intangible assets, namely the Company’s core deposit intangible generated by the SCVB acquisition, dropped slightly due to amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment. Because the estimated fair value of the Company exceeded its book value (including goodwill and intangible assets) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that goodwill and other intangible assets were not impaired. Company owned life insurance, with a balance of almost $44 million at June 30, 2015, is discussed above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was up $1.0 million, or 3%, during the first six months of 2015, ending the period at $38.5 million. At June 30, 2015, the balance of other assets included as its largest components a net deferred tax asset of $13.9 million, a $7.5 million investment in restricted stock, accrued interest receivable totaling $5.6 million, a $5.3 million investment in low-income housing tax credit funds, and a $1.5 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and six-month periods ended June 30, 2015 and 2014 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution

(dollars in thousands, unaudited)

	June 30, 2015	December 31, 2014
Non-interest bearing demand deposits	$431,348	$390,897
Interest bearing demand deposits	136,594	110,840
NOW	294,742	275,494
Savings	189,845	167,655
Money market	112,584	117,907
CDAR's	11,594	11,299
Time, under $250,000	144,995	151,719
Time, $250,000 or more	149,888	135,884
Brokered deposits	-	5,000
Total deposits	$1,471,590	$1,366,695

Percentage of Total Deposits
Non-interest bearing demand deposits	29.31%	28.60%
Interest bearing demand deposits	9.28%	8.11%
NOW	20.03%	20.16%
Savings	12.90%	12.27%
Money market	7.65%	8.63%
CDAR's	0.79%	0.83%
Time, under $250,000	9.85%	11.09%
Time, $250,000 or more	10.19%	9.94%
Brokered deposits	-	0.37%
Total	100.00%	100.00%

Total deposit balances increased by $105 million, or 8%, during the first half of 2015, including an increase in core non-maturity deposits of $102 million, or 10%. Within non-maturity deposits we saw an increase of $85 million, or 11%, in transaction accounts (comprised of demand deposits and NOW accounts), due to a growing number of accounts and an increase in the average balance per account, and savings deposits were also up $22 million, or 13%, during the first six months of 2015. Money market deposits were down $5 million, or 5%, however, as there is not currently a significant rate advantage for customers in money market deposits versus interest-bearing demand accounts. Total time deposits were up $3 million, or 1%, due to a $20 million increase in our deposits from the State of California that was largely offset by a $5 million reduction in wholesale brokered deposits and runoff in other customer time deposits. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth, although no assurance can be provided with regard to future core deposit increases or runoff.

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

Total non-deposit interest-bearing liabilities were down $6 million, or 10%, in the first six months of 2015, due to reduced borrowings from the Federal Home Loan Bank facilitated by robust deposit growth. Overnight FHLB borrowings were $12 million at June 30, 2015, down from $18 million at December 31, 2014, while long-term borrowings totaled $2 million at June 30, 2015 relative to $6 million at December 31, 2014. Repurchase agreements totaled $11 million at June 30, 2015, up from $7 million at December 31, 2014. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at June 30, 2015 or December 31, 2014. The Company had junior subordinated debentures totaling $31 million at June 30, 2015 and December 31, 2014, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities fell by $640,000, or 3%, during the first six months of 2015, due primarily to a drop in our accrued liability for income taxes and a lower level of other payables.

liquidity and market RisK MANAGEMENT

LIQUIDITY

Liquidity management refers to the Company’s ability to maintain cash flows that are adequate to fund operations and meet other obligations and commitments in a timely and cost-effective manner. Detailed cash flow projections are reviewed by Management on a monthly basis, with various scenarios applied to assess our ability to meet liquidity needs under adverse conditions. Liquidity ratios are also calculated and reviewed on a regular basis. While those ratios are merely indicators and are not measures of actual liquidity, they are closely monitored and we are focused on maintaining adequate liquidity resources to draw upon should unexpected needs arise.

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $273 million at June 30, 2015. An additional $194 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $61 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2015. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2015, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $380 million of the Company’s investment balances, compared to $399 million at December 31, 2014. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $108 million at June 30, 2015. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 62% and 22%, respectively, at June 30, 2015, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at June 30, 2015. Despite the surge in loan balances in the first half of 2015, strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods. However, no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 which was filed with the Securities and Exchange Commission.

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

To identify areas of potential exposure to interest rate changes, we utilize commercially available modeling software to perform earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios every month. The model imports relevant information for the Company’s financial instruments and incorporates management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Various rate scenarios, consisting of key rate and yield curve projections, are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2015 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$17,140	-$11,704	-$5,972	+$2,079	+$4,081	+$5,932	+$7,294
% Change	-28.31%	-19.33%	-9.87%	+3.43%	+6.74%	+9.80%	+12.05%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases with a parallel shift up in the yield curve but a drop in interest rates could have a negative impact. The Company’s increasing balance of lower-cost non-maturity deposits and our recent addition of a large volume of variable-rate loans have resulted in a slightly steeper interest rate risk profile, with higher net interest income projected in rising rate scenarios and an accelerated drop in net interest income for declining rate scenarios.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $5.972 million lower than in a stable interest rate scenario, for a negative variance of 9.87%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while some variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $2.079 million, or 3.43%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears well-positioned to benefit from an upward shift in the yield curve.

We have added scenarios to our net interest income simulations in order to periodically model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower under static growth assumptions, the changes under declining and rising rates relative to a base case of flat rates are similar to the changes noted above for our standard projections. If a certain level of deposit runoff is assumed, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections, but the benefit we would otherwise experience in rising rate scenarios is muted. When unfavorable rate changes on deposits are factored into the model, net interest income remains relatively flat even in rising interest rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of June 30, 2015, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Change in EVE (in $000’s)	-$105,429	-$121,755	-$67,616	+$37,226	+$64,517	+$85,706
% Change	-26.92%	-31.08%	-17.26%	+9.50%	+16.47%	+21.88%

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

CAPITAL RESOURCES

At June 30, 2015 the Company had total shareholders’ equity of $186.1 million, comprised of $63.0 million in common stock, $2.7 million in additional paid-in capital, $117.8 million in retained earnings, and an accumulated other comprehensive gain of $2.6 million. Total shareholders’ equity at the end of 2014 was $187.1 million. The $985,000 decrease in shareholders’ equity during the first six months of 2015 was due to $5.2 million in stock repurchased, $2.7 million in dividends paid, and a $1.7 million drop in accumulated other comprehensive income, which represents the reduction in the unrealized gain on our investment securities net of the tax effect, partially offset by the addition of $8.3 million in net earnings. The change in equity was also impacted by the exercise of stock options and the expensing of unvested options.

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

Regulatory Capital Ratios

	June 30, 2015	December 31, 2014
Sierra Bancorp
Common Equity Tier 1 Capital Ratio	14.22%	n/a
Tier 1 Capital to Total Risk-weighted Assets	16.41%	17.39%
Total Capital to Total Risk-weighted Assets	17.36%	18.44%
Tier 1 Leverage Ratio	11.83%	12.99%

Bank of the Sierra
Common Equity Tier 1 Capital Ratio	16.21%	n/a
Tier 1 Capital to Total Risk-weighted Assets	16.21%	17.01%
Total Capital to Total Risk-weighted Assets	17.10%	18.02%
Tier 1 Leverage Ratio	11.68%	12.72%

Regulatory capital ratios declined in the first half of 2015 due to the reduction in risk-based capital and a substantial increase in risk-weighted assets. Risk-weighted assets were higher due primarily to loan growth. Even though our capital ratios have declined in recent periods they remain strong relative to industry averages, and at June 30, 2015 these ratios are well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

Subsequent to completion of the Company’s stock buyback plan whereby 700,000 shares were repurchased from March 2014 through April 2015, the Company’s Board announced their authorization of an additional 500,000 shares for repurchase. Repurchase activity under that allotment commenced after a new trading plan was established and the Company’s insider trading window opened in the latter part of April. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be discontinued at any time at Management’s discretion.

While in general the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during the second quarter of 2015 were executed pursuant to plans established by the Company in accordance with SEC Rule 10b5-1. A 10b5-1 plan enables us to continue to repurchase stock during the trading blackout for insiders, but imposes volume restrictions and limits our ability to change pricing and other parameters outlined the plan. The following table provides information concerning the Company’s stock repurchase transactions during the second quarter of 2015:

	April	May	June
Total shares purchased	22,709	83,363	131,474
Average per share price	$16.71	$16.87	$16.98
Number of shares purchased as part of publicly announced plan or program	22,709	83,363	131,474
Maximum number of shares remaining for purchase under a plan or program	480,000	396,637	371,235

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
3.1	Restated Articles of Incorporation of Sierra Bancorp (2)
3.2	Amended and Restated By-laws of the Company (3)
10.1	1998 Stock Option Plan (4)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (5)
10.3	Salary Continuation Agreement for James C. Holly (5)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (6)
10.5	Split Dollar Agreement for Kenneth R. Taylor (7)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (7)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (7)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (7)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (7)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (7)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (7)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (7)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (8)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (8)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (8)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (9)
10.19	2007 Stock Incentive Plan (10)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (11)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (11)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.24	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (13)
11	Statement of Computation of Per Share Earnings (14)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(7)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(8)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(9)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(10)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(12)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(13)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(14)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 7, 2015	/s/	Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 7, 2015	/s/	Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

