Form 10-Q
period 2015-09-30
SIERRA BANCORP
filed 2015-11-06
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Common stock, no par value, 13,248,048 shares outstanding as of October 30, 2015

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$45,658	$48,405
Interest-bearing deposits in banks	3,330	1,690
Total cash & cash equivalents	48,988	50,095
Securities available for sale	509,600	511,883
Loans and leases:
Gross loans and leases	1,054,136	970,653
Allowance for loan and lease losses	(10,412)	(11,248)
Deferred loan and lease fees, net	1,950	1,651
Net loans and leases	1,045,674	961,056
Premises and equipment, net	22,177	21,853
Foreclosed assets	3,003	3,991
Company owned life insurance	43,675	42,989
Goodwill	6,908	6,908
Other intangible assets, net	963	1,064
Other assets	36,146	37,481
	$1,717,134	$1,637,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$423,449	$390,897
Interest bearing	1,005,665	975,798
Total deposits	1,429,114	1,366,695
Federal funds purchased and repurchase agreements	10,115	7,251
Short-term borrowings	41,500	18,200
Long-term borrowings	2,000	6,000
Junior subordinated debentures	30,928	30,928
Other liabilities	16,425	21,155
Total Liabilities	1,530,082	1,450,229

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,248,048 and 13,689,181 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	62,324	64,153
Additional paid in capital	2,650	2,605
Retained earnings	118,795	116,026
Accumulated other comprehensive income	3,283	4,307
Total shareholders' equity	187,052	187,091
	$1,717,134	$1,637,320

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans and leases, including fees	$12,924	$11,237	$38,124	$32,644
Taxable securities	1,847	2,008	6,191	5,709
Tax-exempt securities	746	729	2,202	2,203
Federal funds sold and other	7	4	26	55
Total interest income	15,524	13,978	46,543	40,611
Interest expense
Deposits	452	503	1,345	1,614
Short-term borrowings	12	6	43	16
Long-term borrowings	2	-	9	-
Subordinated debentures	181	177	533	526
Total interest expense	647	686	1,930	2,156
Net Interest Income	14,877	13,292	44,613	38,455
Provision for loan losses	-	-	-	350
Net interest income after provision for loan losses	14,877	13,292	44,613	38,105
Non-interest income
Service charges on deposits	2,611	2,214	6,880	6,139
Net gains on sale of securities available-for-sale	108	-	431	287
Other income	1,542	1,571	5,611	5,084
Total non-interest income	4,261	3,785	12,922	11,510
Other operating expense
Salaries and employee benefits	5,904	5,459	18,924	16,772
Occupancy and equipment	1,834	1,662	5,160	4,700
Other	4,547	4,629	14,412	12,014
Total other operating expense	12,285	11,750	38,496	33,486
Income before taxes	6,853	5,327	19,039	16,129
Provision for income taxes	2,443	1,776	6,335	4,543
Net income	$4,410	$3,551	$12,704	$11,586

PER SHARE DATA
Book value	$14.12	$13.46	$14.12	$13.46
Cash dividends	$0.11	$0.09	$0.31	$0.25
Earnings per share basic	$0.33	$0.25	$0.94	$0.82
Earnings per share diluted	$0.33	$0.25	$0.93	$0.81
Average shares outstanding, basic	13,358,895	13,939,152	13,531,370	14,083,649
Average shares outstanding, diluted	13,482,364	14,072,783	13,656,747	14,218,194

Total shareholder equity (in thousands)	$187,052	$186,240	$187,052	$186,240
Shares outstanding	13,248,048	13,841,342	13,248,048	13,841,342
Dividends Paid	$1,474,639	$1,260,823	$4,205,218	$3,528,478

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

Net Income	$4,410	$3,551	$12,704	$11,586
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	1,284	(237)	(1,225)	5,256
Less: reclassification adjustment for gains (1)	(108)	-	(431)	(287)
Other comprehensive (loss) income, before tax	1,176	(237)	(1,656)	4,969
Income tax expense (benefit) related to items of other comprehensive income (loss), net of tax	(494)	97	632	(2,045)
Other comprehensive income (loss) gain	682	(140)	(1,024)	2,924

Comprehensive Income	$5,092	$3,411	$11,680	$14,510

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2015 and 2014 was $45 thousand and zero respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2015 and 2014 was $181 thousand and $118 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$12,704	$11,586
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(431)	(287)
Gain on sales of loans	(6)	(3)
Loss on disposal of fixed assets	62	1
Gain on sale on foreclosed assets	(166)	(531)
Writedowns on foreclosed assets	193	286
Share-based compensation expense	33	57
Provision for loan losses	-	350
Depreciation	1,694	1,569
Net accretion on purchased loans	(634)	-
Net amortization on securities premiums and discounts	5,217	4,925
Decrease (increase) in unearned net loan fees	299	(16)
Increase in cash surrender value of life insurance policies	(686)	(1,001)
Proceeds from sale of loans	323	108
Increase in loans held-for-sale	(317)	-
Decrease in interest receivable and other assets	3,845	1,923
(Decrease) increase in other liabilites	(4,730)	1,756
Deferred Income Tax (Benefit) provision	(1,182)	864
Excess tax benefit from equity based compensation	92	-
Net cash provided by operating activities	16,310	21,587

Cash flows from investing activities:
Maturities of securities available for sale	580	995
Proceeds from sales/calls of securities available for sale	24,408	11,055
Purchases of securities available for sale	(97,899)	(111,425)
Principal pay downs on securities available for sale	68,753	57,062
Purchases of FHLB stock	(504)	(190)
Net increase in loans receivable, net	(84,776)	(82,126)
Purchases of premises and equipment, net	(2,136)	(2,159)
Proceeds from sale premises and equipment	56	-
Proceeds from sales of foreclosed assets	1,454	4,421
Net cash used in investing activities	(90,064)	(122,367)

Cash flows from financing activities:
Increase in deposits	62,419	48,867
Increase in borrowed funds	19,300	22,390
Increase in repurchase agreements	2,864	1,196
Cash dividends paid	(4,205)	(3,528)
Repurchases of common stock	(7,956)	(7,284)
Stock options exercised	317	811
Excess tax benefit from equity based compensation	(92)	-
Net cash provided by financing activities	72,647	62,452

Decrease in cash and due from banks	(1,107)	(38,328)

Cash and cash equivalents
Beginning of period	50,095	78,006
End of period	$48,988	$39,678

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

The Bank is a California state-chartered bank headquartered in Porterville, California. We offer a full range of retail and commercial banking services primarily in Tulare, Kern, Fresno, and Kings Counties in Central California, and in select markets in Southern California including Ventura County, the Santa Clarita Valley, and the San Fernando Valley. Bank of the Sierra was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. Our growth in the ensuing years has primarily been organic, but includes two acquisitions: Sierra National Bank in the year 2000, and Santa Clara Valley Bank (“SCVB”) in 2014 (see Note 13 to the financial statements, Recent Developments, for details on the SCVB acquisition). We are now the largest bank headquartered in the South San Joaquin Valley with more than 400 employees, 28 full-service branches, a loan production office and $1.7 billion in assets at September 30, 2015. We have received regulatory approval for another branch in Bakersfield, California which is expected to commence operations in mid-2016, and more recently obtained consent for a branch in Sanger, California which could open in the first quarter of 2016 if approved. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We also operate offsite ATMs at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop a common revenue standard and disclosures for U.S. and international accounting standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU was originally scheduled to become effective for reporting periods beginning after December 15, 2016. However, subsequent guidance from the FASB issued in August 2015 delayed the effective date by a year, to annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company does not expect to adopt this guidance early and is currently evaluating the potential effects of the guidance on its financial statements and disclosures.

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

In April 2015 the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs related to a recognized debt liability by reflecting those costs as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU 2015-15 was subsequently issued in August 2015 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-03, as modified by ASU 2015-15, is effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2015 and 2014, cash paid for interest due on interest-bearing liabilities was $1.957 million and $2.219 million, respectively. There was $6.390 million in cash paid for income taxes during the nine months ended September 30, 2015, and $160,000 in cash paid for income taxes for the nine months ended September 30, 2014. Assets totaling $1.004 million and $184,000 were acquired in settlement of loans for the nine months ended September 30, 2015 and September 30, 2014, respectively. We received $1.454 million in cash from the sale of foreclosed assets during the first nine months of 2015 relative to $4.421 million during the first nine months of 2014, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan (the “1998 Plan”) was concurrently terminated, although options to purchase 50,200 shares that were granted under the 1998 Plan were still outstanding as of September 30, 2015 and remain unaffected by that plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the potential issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant had declined to 785,300 at September 30, 2015. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share. No restricted stock awards have been issued by the Company.

Pursuant to FASB’s standards on stock compensation, the value of each option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period of such option or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $14,000 was reflected in the Company’s income statement during the third quarter of 2015 and $24,000 was charged during the third quarter of 2014, as expense related to stock options. For the first nine months, the charges totaled $33,000 in 2015 and $57,000 in 2014.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,358,895 weighted average shares outstanding during the third quarter of 2015, and 13,939,152 during the third quarter of 2014. There were 13,531,370 weighted average shares outstanding during the first nine months of 2015, and 14,083,649 during the first nine months of 2014.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. The dilutive effect of options outstanding was calculated using the treasury stock method, excluding anti-dilutive shares and adjusting for unamortized expense and windfall tax benefits. For the third quarter and first nine months of 2015 the dilutive effect of options outstanding calculated under the treasury stock method totaled 123,469 and 125,377, respectively, which were added to basic weighted average shares outstanding for purposes of calculating diluted earnings per share. Likewise, for the third quarter and first nine months of 2014 shares totaling 133,631 and 134,545, respectively, were added to basic weighted average shares outstanding in order to calculate diluted earnings per share.

Note 7 – Comprehensive Income

As presented in the Consolidated Statements of Comprehensive Income, comprehensive income includes net income and other comprehensive income. The Company’s only source of other comprehensive income is unrealized gains and losses on available-for-sale investment securities. Gains or losses on investment securities that were realized and reflected in net income of the current period, which had previously been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose, are considered to be reclassification adjustments that are excluded from other comprehensive income in the current period.

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

	September 30, 2015	December 31, 2014
Commitments to extend credit	$370,787	$366,909
Standby letters of credit	$16,881	$14,389

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

The Company is also utilizing a letter of credit in the amount of $107 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value measurement and disclosure standards also establish a framework for measuring fair values. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability, in an orderly transaction between market participants on the measurement date. Further, the standards establish a fair value hierarchy that encourages an entity to maximize the use of observable inputs and limit the use of unobservable inputs when measuring fair values. The standards describe three levels of inputs that may be used to measure fair values:

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments disclosed at September 30, 2015 and December 31, 2014:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our limited partner investments in low-income housing tax credit funds and other limited partnership investments are estimated using quarterly indications of value provided by the general partners. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would provide an equivalent measure of fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	September 30, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$48,988	$48,988	$-	$-	$48,988
Investment securities available for sale	509,600	1,296	508,304	-	509,600
Loans and leases, net held for investment	1,035,731	-	1,056,516	-	1,056,516
Collateral dependent impaired loans	9,943	-	9,943	-	9,943
Cash surrender value of life insurance policies	43,675	-	43,675	-	43,675
Other investments	7,546	-	7,546	-	7,546
Investment in limited partnership	6,432	-	6,432	-	6,432
Accrued interest receivable	5,662	-	5,662	-	5,662

Financial liabilities:
Deposits:
Noninterest-bearing	$423,449	$423,449	$-	$-	$423,449
Interest-bearing	1,005,665	-	1,005,827	-	1,005,827
Fed funds purchased and repurchase agreements	10,115	-	10,115	-	10,115
Short-term borrowings	41,500	-	41,500	-	41,500
Long-term borrowings	2,000	-	2,004	-	2,004
Subordinated debentures	30,928	-	12,008	-	12,008
Limited partnership capital commitment	795	-	795	-	795
Accrued interest payable	115	-	115	-	115

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$370,787
Standby letters of credit	16,881

	December 31, 2014
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$50,095	$50,095	$-	$-	$50,095
Investment securities available for sale	511,883	2,222	509,661	-	511,883
Loans and leases, net held for investment	956,265	-	966,599	-	966,599
Collateral dependent impaired loans	4,791	-	4,791	-	4,791
Cash surrender value of life insurance policies	42,989	-	42,989	-	42,989
Other Investments	7,042	-	7,042	-	7,042
Investment in limited partnership	7,276	-	7,276	-	7,276
Accrued interest receivable	5,852	-	5,852	-	5,852

Financial liabilities:
Deposits:
Noninterest-bearing	$390,897	$390,897	$-	$-	$390,897
Interest-bearing	975,798	-	976,002	-	976,002
Fed funds purchased and repurchase agreements	7,251	-	7,251	-	7,251
Short-term borrowings	18,200	-	18,200	-	18,200
Long-term borrowings	6,000	-	6,000	-	6,000
Subordinated debentures	30,928	-	11,428	-	11,428
Limited partnership capital commitment	914	-	914	-	914
Accrued interest payable	137	-	137	-	137

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$366,909
Standby letters of credit	14,389

For financial asset categories that were actually reported at fair value as of September 30, 2015 and December 31, 2014, the Company used the following methods and significant assumptions:

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Foreclosed assets: Repossessed real estate (known as other real estate owned, or “OREO”) and other foreclosed assets are carried at the lower of cost or fair value. Fair value is the appraised value less expected selling costs for OREO and some other assets such as mobile homes, and fair values for any other foreclosed assets are represented by estimated sales proceeds as determined using reasonably available sources. Foreclosed assets for which appraisals can be feasibly obtained are periodically measured for impairment using updated appraisals. Fair values for other foreclosed assets are adjusted as necessary, subsequent to a periodic re-evaluation of expected cash flows and the timing of resolution. If impairment is determined to exist, the book value of a foreclosed asset is immediately written down to its estimated impaired value through the income statement, thus the carrying amount is equal to the fair value and there is no valuation allowance.

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2015, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$29,741	$-	$29,741	$-
Mortgage-backed securities	-	377,308	-	377,308	-
State and poltical subdivisions	-	101,255	-	101,255	-
Other securities	1,296	-	-	1,296	-

Total available-for-sale securities	$1,296	$508,304	$-	$509,600	$-

	Fair Value Measurements at December 31, 2014, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$27,270	$-	$27,270	$-
Mortgage-backed securities	-	381,442	-	381,442	-
State and poltical subdivisions	-	100,949	-	100,949	-
Other securities	2,222	-	-	2,222	-

Total available-for-sale securities	$2,222	$509,661	$-	$511,883	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2015, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$9,943	$-	$9,943
Foreclosed assets	$-	$3,003	$-	$3,003

	Fair Value Measurements at December 31, 2014, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$4,791	$-	$4,791
Foreclosed assets	$-	$3,991	$-	$3,991

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

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

(dollars in thousands, unaudited):

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$29,360	$389	$(8)	$29,741
Mortgage-backed securities	374,966	3,425	(1,083)	377,308
State and poltical subdivisions	98,951	2,574	(270)	101,255
Other securities	659	637	-	1,296
Total investment securities	$503,936	$7,025	$(1,361)	$509,600

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$26,959	$334	$(23)	$27,270
Mortgage-backed securities	378,339	4,299	(1,196)	381,442
State and political subdivisons	98,056	3,093	(200)	100,949
Other securities	1,210	1,012	-	2,222
Total investment securities	$504,564	$8,738	$(1,419)	$511,883

At September 30, 2015 and December 31, 2014, the Company had 167 securities and 134 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	September 30, 2015
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(8)	$1,719	$-	$-
Mortgage-backed securities	(735)	121,574	(348)	36,331
State and political subdivisions	(162)	18,004	(108)	5,081
Total	$(905)	$141,297	$(456)	$41,412

	December 31, 2014
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(23)	$3,485	$-	$-
Mortgage-backed securities	(564)	84,004	(632)	51,982
State and political subdivisions	(31)	7,738	(169)	9,045
Total	$(618)	$95,227	$(801)	$61,027

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Proceeds from sales, calls and maturities of securities available for sale	$198	$-	$24,988	$12,050
Gross gains on sales, calls and maturities of securities available for sale	$108	$-	$630	$289
Gross losses on sales, calls and maturities of securities available for sale	-	-	(199)	(2)
Net gains on sale of securities available for sale	$108	$-	$431	$287

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2015 and December 31, 2014 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	September 30, 2015
	Amortized Cost	Fair Value

Maturing within one year	$4,119	$4,160
Maturing after one year through five years	244,792	247,764
Maturing after five years through ten years	58,634	59,743
Maturing after ten years	50,736	51,444

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	144,996	145,193
Other securities	659	1,296
	$503,936	$509,600

	December 31, 2014
	Amortized Cost	Fair Value

Maturing within one year	$686	$694
Maturing after one year through five years	222,081	225,415
Maturing after five years through ten years	97,949	99,583
Maturing after ten years	54,531	55,705

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	128,107	128,264
Other securities	1,210	2,222
	$504,564	$511,883

At September 30, 2015, the Company’s investment portfolio included securities issued by 279 different government municipalities and agencies located within 27 states with a fair value of $101.3 million. The largest exposure to any single municipality or agency was a $1.1 million (fair value) refunding bond issued by the Columbia River People’s Utility District, to be repaid by future utility revenue.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
dollars in thousands, unaudited	September 30, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
General obligation bonds
State of issuance
California	$20,023	$21,110	$20,078	$21,288
Texas	14,718	14,908	14,489	14,675
Illinois	10,014	10,089	8,272	8,394
Ohio	8,254	8,317	7,456	7,555
Washington	5,920	6,067	5,966	6,126
Utah	954	976	956	984
Other states	22,618	23,036	21,253	21,832
Total General Obligation Bonds	82,501	84,503	78,470	80,854

Revenue bonds
State of issuance
Utah	4,437	4,469	3,769	3,834
Texas	3,744	3,845	3,273	3,387
California	1,003	1,031	2,174	2,233
Washington	1,370	1,389	1,167	1,197
Ohio	319	321	321	332
Illinois	292	293	294	294
Other states	5,285	5,404	8,588	8,818
Total Revenue Bonds	16,450	16,752	19,586	20,095

Total Obligations of States and Political Subdivisions	$98,951	$101,255	$98,056	$100,949

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

Revenue Bonds by Type
dollars in thousands, unaudited	September 30, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Revenue bonds
Revenue source:
Water	$3,653	$3,712	$7,100	$7,278
College & University	3,201	3,300	2,723	2,834
Sales Tax	2,292	2,328	2,361	2,405
Lease	2,198	2,199	1,356	1,362
Electric & Power	1,874	1,884	1,880	1,914
Other sources	3,232	3,329	4,166	4,302
Total Revenue Bonds	$16,450	$16,752	$19,586	$20,095

Low-Income Housing Tax Credit (“LIHTC”) Fund Investments

The Company has the ability to invest in limited partnerships which own housing projects that qualify for federal and/or California state tax credits, by mandating a specified percentage of low-income tenants for each project. The tax credits flow through to investors, augmenting any returns that might be derived from an increase in property values. Because rent levels are lower than standard market rents and the projects are generally highly leveraged, each project also typically generates tax-deductible operating losses that are allocated to the limited partners.

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

As of September 30, 2015 our total remaining LIHTC investment balance was $5.1 million, and we had no commitments or contingent commitments for additional capital contributions to the limited partnerships. There were $578,000 in tax credits derived from our LIHTC investments which were recognized during the nine months ended September 30, 2015, and a pass-through operating loss of $844,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is fairly stated and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications
(dollars in thousands, unaudited)
	September 30, 2015
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$8,146	$374	$-	$-	$8,520
Other construction/land	31,396	185	-	1,044	32,625
1-4 family - closed end	126,900	686	403	6,487	134,476
Equity lines	40,952	281	1,563	2,034	44,830
Multi-family residential	26,299	-	626	416	27,341
Commercial real estate - owner occupied	191,431	14,265	7,777	3,284	216,757
Commercial real estate - non-owner occupied	141,936	6,795	172	11,941	160,844
Farmland	121,292	4,206	730	47	126,275
Total real estate	688,352	26,792	11,271	25,253	751,668

Agricultural	36,377	373	70	-	36,820
Commercial and industrial	102,635	1,042	571	2,695	106,943
Mortgage Warehouse	142,608	-	-	-	142,608
Consumer loans	13,544	268	17	2,268	16,097
Total gross loans and leases	$983,516	$28,475	$11,929	$30,216	$1,054,136

	December 31, 2014
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$5,858	$-	$-	$-	$5,858
Other construction/land	15,238	247	-	4,423	19,908
1-4 family - closed end	105,398	833	918	7,110	114,259
Equity lines	46,819	294	1,237	1,367	49,717
Multi-family residential	18,127	420	-	171	18,718
Commercial real estate - owner occupied	191,495	18,694	3,845	4,620	218,654
Commercial real estate - non-owner occupied	114,317	4,250	631	12,879	132,077
Farmland	142,295	1,950	744	50	145,039
Total real estate	639,547	26,688	7,375	30,620	704,230

Agricultural	27,215	531	-	-	27,746
Commercial and industrial	108,469	1,529	857	2,916	113,771
Mortgage Warehouse	106,021	-	-	-	106,021
Consumer loans	15,752	222	23	2,888	18,885
Total gross loans and leases	$897,004	$28,970	$8,255	$36,424	$970,653

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

Loan Portfolio Aging
(dollars in thousands, unaudited)
	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$374	$-	$-	$374	$8,146	$8,520	$-
Other construction/land	270	-	-	270	32,355	32,625	163
1-4 family - closed end	33	-	461	494	133,982	134,476	2,478
Equity lines	281	47	161	489	44,341	44,830	1,265
Multi-family residential	-	-	-	-	27,341	27,341	-
Commercial real estate - owner occupied	626	-	408	1,034	215,723	216,757	2,547
Commercial real estate - non-owner occupied	-	-	6,689	6,689	154,155	160,844	6,957
Farmland	47	-	-	47	126,228	126,275	47
Total real estate	1,631	47	7,719	9,397	742,271	751,668	13,457

Agricultural	373	70	-	443	36,377	36,820	-
Commercial and industrial	113	134	214	461	106,482	106,943	829
Mortgage warehouse lines	-	-	-	-	142,608	142,608	-
Consumer	228	-	1	229	15,868	16,097	590
Total gross loans and leases	$2,345	$251	$7,934	$10,530	$1,043,606	$1,054,136	$14,876

(1) As of September 30, 2015 there were no loans over 90 days past due and still acrruing.

(2) Included in total financing receivables

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$332	$-	$332	$5,526	$5,858	$-
Other construction/land	93	59	3,253	3,405	16,503	19,908	3,547
1-4 family - closed end	1,125	597	2,874	4,596	109,663	114,259	3,042
Equity lines	98	44	214	356	49,361	49,717	1,049
Multi-family residential	185	-	171	356	18,362	18,718	171
Commercial real estate - owner occupied	1,460	26	1,316	2,802	215,852	218,654	3,417
Commercial real estate - non-owner occupied	604	294	6,953	7,851	124,226	132,077	7,754
Farmland	997	-	-	997	144,042	145,039	51
Total real estate	4,562	1,352	14,781	20,695	683,535	704,230	19,031

Agricultural	618	-	-	618	27,128	27,746	-
Commercial and industrial	1,346	153	39	1,538	112,233	113,771	821
Mortgage warehouse lines	-	-	-	-	106,021	106,021	-
Consumer	136	17	-	153	18,732	18,885	826
Total gross loans and leases	$6,662	$1,522	$14,820	$23,004	$947,649	$970,653	$20,678

(1) As of December 31, 2014 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession. At September 30, 2015, the Company had a total of $23.2 million in TDRs, including $11.3 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. TDRs may have the TDR designation removed in the calendar year following the restructuring, if the loan is in compliance with all modified terms and is yielding a market rate of interest. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)	Three months ended September 30, 2015
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	4,388	-	4,388
Equity lines	-	256	-	-	256
Multi-family residential	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	256	4,388	-	4,644
Commercial and industrial	-	45	-	-	45
Consumer loans	-	10	-	-	10
	$-	$311	$4,388	$-	$4,699

	Three months ended September 30, 2014
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	-	-	-
Equity lines	-	227	-	-	227
Multi-family residential	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	227	-	-	227
Commercial and industrial	-	-	-	-	-
Consumer loans	-	-	103	-	103
	$-	$227	$103	$-	$330

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)	Nine months ended September 30, 2015
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$111	$-	$-	$111
1-4 family - closed-end	-	-	4,614	-	4,614
Equity lines	-	607	290	-	897
Multi-family residential	-	418	-	-	418
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	1,136	4,904	-	6,040
Commercial and industrial	-	113	-	-	113
Consumer loans	-	10	-	-	10
	$-	$1,259	$4,904	$-	$6,163

	Nine months ended September 30, 2014
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	13	-	-	13
Equity lines	-	548	29	-	577
Multi-family residential	-	-	-	-	-
Commercial real estate - owner occupied	279	123	-	-	402
Total real estate loans	279	684	29	-	992
Commercial and industrial	-	133	4	30	167
Consumer loans	-	9	103	-	112
	$279	$826	$136	$30	$1,271

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended September 30, 2015
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	9	4,388	4,388	148	85
Equity Lines	2	256	256	10	74
Multi-family residential	0	-	-	-	-
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		4,644	4,644	158	159

Commercial and Industrial	1	45	45	2	2
Consumer loans	1	10	10	1	-
		$4,699	$4,699	$161	$161

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended September 30, 2014
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	0	-	-	-	-
Equity Lines	3	227	227	11	20
Multi-family residential	0	-	-	-	-
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		227	227	11	20

Commercial and Industrial	0	-	-	-	-
Consumer loans	1	103	103	14	15
		$330	$330	$25	$35

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2015
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	2	$111	$111	$4	$1
1-4 family - closed-end	11	4,614	4,614	154	86
Equity Lines	9	897	897	152	296
Multi-family residential	1	418	418	-	1
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		6,040	6,040	310	384

Commercial and Industrial	4	113	113	(17)	23
Consumer loans	1	10	10	1	-
		$6,163	$6,163	$294	$407

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2014
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	1	13	13	-	-
Equity Lines	6	577	577	180	33
Multi-family residential	0	-	-	-	-
Commercial RE- owner occupied	2	402	402	-	136
Total Real Estate Loans		992	992	180	169

Commercial and Industrial	5	167	167	53	57
Consumer loans	4	112	112	15	15
		$1,271	$1,271	$248	$241

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

Purchased Credit Impaired Loans:

	September 30, 2015
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,177	$242
Commercial and industrial	44	-
Consumer	1	-
Total purchased credit impaired loans	$1,222	$242

	December 31, 2014
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,222	$228
Commercial and industrial	92	-
Consumer	1	-
Total purchased credit impaired loans	$1,315	$228

An $89,000 allowance for loan losses was allocated for PCI loans as of September 30, 2015, but there was no allowance for those loans at December 31, 2014. We also recorded $216,000 in discount accretion on PCI loans during the nine months ended September 30, 2015.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $2.421 million at September 30, 2015 and $2.714 million at December 31, 2014.

Impaired Loans	September 30, 2015
(dollars in thousands, unaudited)	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$639	$603	$82	$589	$34
1-4 Family - closed-end	7,935	5,987	246	4,358	189
Equity lines	1,733	1,680	509	1,578	12
Multi-family residential	416	416	1	372	4
Commercial real estate- owner occupied	1,607	1,607	743	1,571	33
Commercial real estate- non-owner occupied	10,060	10,060	2,039	9,519	124
Farmland	-	-	-	-	-
Total real estate	22,390	20,353	3,620	17,987	396
Commercial and industrial	2,612	2,600	753	2,486	68
Consumer loans	2,239	2,238	356	2,227	95
	27,241	25,191	4,729	22,700	559
With no related allowance recorded
Real estate:
Other construction/land	554	441	-	509	24
1-4 family - closed-end	723	500	-	659	-
Equity lines	372	354	-	337	-
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	1,677	1,677	-	1,592	-
Commercial real estate- non-owner occupied	2,029	1,881	-	1,881	89
Farmland	47	47	-	46	-
Total real estate	5,402	4,900	-	5,024	113
Commercial and industrial	112	95	-	138	-
Consumer loans	202	30	-	249	-
	5,716	5,025	-	5,411	113
Total	$32,957	$30,216	$4,729	$28,111	$672

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available for 97% of the Company’s impaired real estate loan balances at September 30, 2015. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides that a “general” allowance be established for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $5.683 million at September 30, 2015.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended September 30, 2015. We continue to consider the potential impact of drought conditions and lower oil prices on loan losses, in qualitative factors. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended September 30, 2015
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$5,602	$625	$2,592	$1,404	$326	$10,549
Charge-offs	-	-	(80)	(522)	-	(602)
Recoveries	65	73	65	262	-	465
Provision	14	(25)	(353)	212	152	-

Ending Balance	$5,681	$673	$2,224	$1,356	$478	$10,412

	Nine months ended September 30, 2015
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$6,243	$986	$1,944	$1,765	$310	$11,248
Charge-offs	(686)	-	(255)	(1,313)	-	(2,254)
Recoveries	441	78	189	710	-	1,418
Provision	(317)	(391)	346	194	168	-

Ending Balance	$5,681	$673	$2,224	$1,356	$478	$10,412

Reserves:
Specific	$3,620	$-	$753	$356	$-	$4,729
General	2,061	673	1,471	1,000	478	5,683

Ending Balance	$5,681	$673	$2,224	$1,356	$478	$10,412

Loans evaluated for impairment:
Individually	$25,253	$-	$2,695	$2,268	$-	$30,216
Collectively	726,415	36,820	246,856	13,829	-	1,023,920

Ending Balance	$751,668	$36,820	$249,551	$16,097	$-	$1,054,136

	Year ended December 31, 2014
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$5,544	$978	$3,787	$1,117	$251	$11,677
Charge-offs	(1,629)	(124)	(625)	(1,837)	-	(4,215)
Recoveries	1,913	6	801	716	-	3,436
Provision	415	126	(2,019)	1,769	59	350

Ending Balance	$6,243	$986	$1,944	$1,765	$310	$11,248

Reserves:
Specific	$3,864	$-	$916	$668	$-	$5,448
General	2,379	986	1,028	1,097	310	5,800

Ending Balance	$6,243	$986	$1,944	$1,765	$310	$11,248

Loans evaluated for impairment:
Individually	$30,620	$-	$2,916	$2,888	$-	$36,424
Collectively	673,610	27,746	216,876	15,997	-	934,229

Ending Balance	$704,230	$27,746	$219,792	$18,885	$-	$970,653

Note 13 – Recent Developments

In July 2014 the Bank entered into a definitive agreement to acquire Santa Clara Valley Bank, a community bank with branches in Santa Paula, Santa Clarita, and Fillmore, California. Subsequent to the receipt of requisite regulatory and shareholder approvals the deal closed on November 14, 2014, and SCVB results of operations were included in the Company’s results beginning on the same date. As part of the transaction, cash consideration of $12.3 million, or $6.00 per share, was paid to SCVB common shareholders, and $3.0 million was paid to SCVB preferred shareholders to retire outstanding preferred stock and associated warrants. One-time acquisition costs of $2.1 million were included in the Company’s pre-tax non-interest expense in 2014, and residual acquisition costs totaling $101,000 have been reflected in pre-tax non-interest expense in 2015.

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

Business Combinations - Pro forma Income Statement

	Pro forma for the quarter ended September 30, 2014	Pro forma for the nine months ended September 30, 2014

Net interest income	$14,285	$41,551

Net Income	$3,534	$11,449

Earnings per share basic	$0.25	$0.81

Earnings per share diluted	$0.25	$0.81

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, the potential impact of extreme drought conditions on businesses and consumers located in the Company’s market areas; unfavorable economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject. Additional risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2014.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Third Quarter 2015 compared to Third Quarter 2014

Net income for the quarter ended September 30, 2015 was $4.410 million, representing an increase of $859,000, or 24%, relative to net income of $3.551 million for the quarter ended September 30, 2014. Basic and diluted earnings per share for the third quarter of 2015 were both $0.33, compared to $0.25 basic and diluted earnings per share for the third quarter of 2014. The Company’s annualized return on average equity was 9.32% and annualized return on average assets was 1.03% for the quarter ended September 30, 2015, compared to 7.51% and 0.95%, respectively, for the quarter ended September 30, 2014. The primary drivers behind the quarter over quarter variance in net income are as follows:

•	Net interest income was up $1.585 million, or 12%, for the comparative quarters, due to an increase of $203 million, or 15%, in average interest-earning assets that was partially offset by the impact of an eleven basis point drop in our net interest margin.

•	Total non-interest income rose by $476,000, or 13%, for the quarterly comparison, due in large part to fees earned from increased activity on deposit accounts and gains on investments, partially offset by a drop in income on bank-owned life insurance (“BOLI”) and higher pass-through costs on low-income housing tax credit investments.

•	Total non-interest expense increased $535,000, or 5%, due in large part to ongoing operating costs related to our acquisition of Santa Clara Valley Bank, other increases in personnel costs, an increase in telecommunications expense, and higher debit card losses, partially offset by reductions in loan costs, non-recurring acquisition costs, and deferred compensation expense (related to the drop in bank-owned life insurance income).

•	The Company’s provision for income taxes was 36% of pre-tax income in the third quarter of 2015 relative to 33% in the third quarter of 2014. The higher tax provisioning in 2015 is primarily the result of higher taxable income and a declining level of available tax credits.

First Nine Months of 2015 compared to First Nine Months of 2014

Net income for the first nine months of 2015 was $12.704 million, representing an increase of $1.118 million, or 10%, relative to net income of $11.586 million for the first nine months of 2014. Basic and diluted earnings per share for the first nine months of 2015 were $0.94 and $0.93, respectively, compared to $0.82 basic earnings per share and $0.81 diluted earnings per share for the first nine months of 2014. The Company’s annualized return on average equity was 9.02% and annualized return on average assets was 1.01% for the nine months ended September 30, 2015, compared to a return on equity of 8.33% and return on assets of 1.06% for the nine months ended September 30, 2014. The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income increased $6.158 million, or 16%, due to a $216 million increase in average interest-earning assets that was partially offset by a three basis point decline in our net interest margin.

•	Total non-interest income was up $1.412 million, or 12%, in the first nine months of 2015 due primarily to fees earned from increased activity on customer deposit accounts, investment gains, and a special dividend on our FHLB stock in the second quarter of 2015, partially offset by a drop in BOLI income.

•	There was no loan loss provision for the first nine months of 2015, relative to a $350,000 provision in the first nine months of 2014.

•	Total non-interest expense increased by $5.010 million, or 15%, with the year-to-date increase impacted by the same factors as the third quarter comparison, as well as higher core processing costs subsequent to our core system conversion in mid-February 2014, and a $507,000 unfavorable swing in expenses associated with foreclosed assets due to substantial gains from the sale of OREO in the first quarter of 2014.

•	The Company’s provision for income taxes was 33% of pre-tax income for the first nine months of 2015, relative to 28% for the first nine months of 2014.

Financial Condition Summary

September 30, 2015 relative to December 31, 2014

The Company’s assets totaled $1.717 billion at September 30, 2015, relative to total assets of $1.637 billion at December 31, 2014. Total liabilities were $1.530 billion at September 30, 2015 compared to $1.450 billion at the end of 2014, and shareholders’ equity totaled $187 million at both September 30, 2015 and December 31, 2014. The following is a summary of key balance sheet changes during the first nine months of 2015:

•	The Company’s assets increased $80 million, or 5%, due to growth in loans that was partially offset by slightly lower cash balances and investments.

•	While declining during the third quarter due to lower utilization on mortgage warehouse lines, gross loans increased by $83 million, or 9%, for the first nine months of 2015 and ended the period at $1.054 billion as a result of strong year-to-date growth in mortgage warehouse loans, the first quarter purchase of $28 million in residential mortgage loans, and organic growth in other non-farm real estate loans and agricultural production loans.

•	Total nonperforming assets were reduced by $7 million, or 28%, during the first nine months of 2015. The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 1.69% at September 30, 2015, compared to 2.53% at December 31, 2014.

•	The Company’s deposit balances peaked at the end of June and are down $43 million since then, but they still reflect net growth of $62 million, or 5%, during the nine months ended September 30, 2015 due primarily to an increase of $61 million, or 6%, in core non-maturity deposits. The drop in deposits in the third quarter is due to a combination of factors, including seasonality and our customers’ reallocation of resources to other investments and tax payments, among other things. Deposits totaled $1.429 billion at September 30, 2015.

•	We increased non-deposit interest-bearing liabilities by $22 million, or 36%, during the first nine months of 2015 to support our strong loan growth.

•	Total capital of $187 million at September 30, 2015 was unchanged relative to the beginning of the year, since the Company’s repurchase of shares, the payment of cash dividends, and a drop in accumulated other comprehensive income offset the addition of net income to retained earnings and the impact of stock options exercised during the first nine months of 2015. While still robust, our consolidated total risk-based capital ratio declined to 17.71% at September 30, 2015 from 18.44% at year-end 2014, due to higher risk-adjusted assets resulting from loan growth.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $1.585 million, or 12%, for the third quarter of 2015 relative to the third quarter of 2014, and by $6.158 million, or 16%, in the first nine months of 2015 compared to the first nine months of 2014. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, except per share data)	Ended September 30, 2015			Ended September 30, 2014
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/due from time	$11,338	$7	0.24%	$6,149	$4	0.25%
Taxable	405,815	1,847	1.78%	364,441	2,008	2.16%
Non-taxable	100,352	746	4.48%	97,819	729	4.49%
Total investments	517,505	2,600	2.27%	468,409	2,741	2.62%

Loans and Leases:(4)
Real estate	739,583	9,608	5.15%	641,766	8,403	5.19%
Agricultural	33,305	346	4.12%	25,926	244	3.73%
Commercial	106,526	1,212	4.51%	98,552	1,078	4.34%
Consumer	16,548	430	10.31%	20,297	501	9.79%
Mortgage warehouse lines	138,657	1,271	3.64%	95,323	966	4.02%
Direct financing leases	1,813	24	5.25%	2,266	31	5.43%
Other	2,008	33	6.52%	305	14	18.21%
Total loans and leases	1,038,440	12,924	4.94%	884,435	11,237	5.04%
Total interest earning assets (5)	1,555,945	15,524	4.06%	1,352,844	13,978	4.10%
Other earning assets	7,546			6,122
Non-earning assets	138,800			126,454
Total assets	$1,702,291			$1,485,420

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$130,932	$97	0.29%	$109,825	$76	0.27%
NOW	293,575	86	0.12%	251,825	84	0.13%
Savings accounts	191,776	54	0.11%	153,670	44	0.11%
Money market	106,373	19	0.07%	74,014	16	0.09%
CDAR's	11,605	2	0.07%	12,817	8	0.25%
Certificates of deposit<$100,000	75,770	60	0.31%	75,713	80	0.42%
Certificates of deposit>$100,000	219,034	134	0.24%	199,666	172	0.34%
Brokered deposits	-	-	0.00%	6,337	23	1.44%
Total interest bearing deposits	1,029,065	452	0.17%	883,867	503	0.23%
Borrowed Funds:
Federal funds purchased	17	-	-	1	-	-
Repurchase agreements	10,093	10	0.39%	5,289	5	0.38%
Short term borrowings	3,915	2	0.20%	6,413	1	0.06%
Long term borrowings	2,000	2	0.40%	-	-	-
TRUPS	30,928	181	2.32%	30,928	177	2.27%
Total borrowed funds	46,953	195	1.65%	42,631	183	1.70%
Total interest bearing liabilities	1,076,018	647	0.24%	926,498	686	0.29%
Demand deposits - non-interest bearing	423,789			355,994
Other liabilities	14,788			15,320
Shareholders' equity	187,696			187,608
Total liabilities and shareholders' equity	$1,702,291			$1,485,420

Interest income/interest earning assets			4.06%			4.21%
Interest expense/interest earning assets			0.16%			0.20%
Net interest income and margin(6)		$14,877	3.90%		$13,292	4.01%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $56 thousand and $259 thousand for the quarters ended September 30, 2015 and 2014. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the nine months ended			For the nine months ended
(dollars in thousands, except per share data)	September 30, 2015			September 30, 2014
	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/Due from time	$12,943	$26	0.26%	$28,239	$55	0.26%
Taxable	408,609	6,191	2.00%	354,033	5,709	2.13%
Non-taxable	99,222	2,202	4.50%	97,193	2,203	4.60%
Total Investments	520,774	8,419	2.43%	479,465	7,967	2.52%

Loans and Leases:(4)
Real Estate	715,300	28,048	5.24%	618,600	24,626	5.32%
Agricultural	29,850	915	4.10%	24,798	737	3.97%
Commercial	107,514	3,751	4.66%	97,493	3,253	4.46%
Consumer	17,401	1,273	9.78%	21,747	1,469	9.03%
Mortgage Warehouse Lines	142,832	3,965	3.71%	77,343	2,429	4.20%
Direct Financing Leases	1,926	76	5.28%	2,367	96	5.42%
Other	2,100	96	6.11%	293	34	15.51%
Total Loans and Leases	1,016,923	38,124	5.01%	842,641	32,644	5.18%
Total Interest Earning Assets (5)	1,537,697	46,543	4.15%	1,322,106	40,611	4.23%
Other Earning Assets	7,330			6,043
Non-Earning Assets	138,318			129,603
Total Assets	$1,683,345			$1,457,752

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$122,329	$270	0.30%	$104,481	$209	0.27%
NOW	290,102	258	0.12%	239,614	253	0.14%
Savings Accounts	184,303	154	0.11%	151,362	195	0.17%
Money Market	111,916	61	0.07%	73,035	57	0.10%
CDAR's	11,392	6	0.07%	12,999	24	0.25%
Certificates of Deposit<$100,000	77,639	187	0.32%	77,797	258	0.44%
Certificates of Deposit>$100,000	215,095	398	0.25%	201,697	546	0.36%
Brokered Deposits	861	11	1.71%	6,256	72	1.54%
Total Interest Bearing Deposits	1,013,637	1,345	0.18%	867,241	1,614	0.25%
Borrowed Funds:
Federal Funds Purchased	8	-	-	15	-	-
Repurchase Agreements	8,498	25	0.39%	5,753	14	0.33%
Short Term Borrowings	13,259	18	0.18%	2,408	2	0.11%
Long Term Borrowings	2,674	9	0.45%	-	-	-
TRUPS	30,928	533	2.30%	30,928	526	2.27%
Total Borrowed Funds	55,367	585	1.41%	39,104	542	1.85%
Total Interest Bearing Liabilities	1,069,004	1,930	0.24%	906,345	2,156	0.32%
Demand deposits- non interest bearing	410,955			347,941
Other liabilities	15,101			17,416
Shareholders' equity	188,285			186,050
Total liabilities and shareholders' equity	$1,683,345			$1,457,752

Interest Income/Interest Earning Assets			4.15%			4.23%
Interest Expense/Interest Earning Assets			0.17%			0.22%
Net Interest Income and Margin(6)		$44,613	3.98%		$38,455	4.01%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Loan costs have been included in the calculation of interest income. Loan costs were approximately $(303) thousand and $608 thousand for the nine months ended September 30, 2015 and 2014. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

The Volume and Rate Variances table below sets forth the dollar difference for the comparative periods in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates, and rate variances are equal to the increase or decrease in rates multiplied by prior period average balances. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance.

Volume & Rate Variances	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2015 over 2014			2015 over 2014
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$3	$-	$3	$(30)	$1	$(29)
Taxable	228	(389)	(161)	880	(398)	482
Non-taxable(1)	19	(2)	17	46	(47)	(1)
Total Investments	250	(391)	(141)	896	(444)	452
Loans and Leases:
Real Estate	1,281	(76)	1,205	3,850	(428)	3,422
Agricultural	69	33	102	150	28	178
Commercial	87	47	134	334	164	498
Consumer	(93)	22	(71)	(294)	98	(196)
Mortgage Warehouse	439	(134)	305	2,057	(521)	1,536
Direct Financing Leases	(6)	(1)	(7)	(18)	(2)	(20)
Other	78	(59)	19	210	(148)	62
Total Loans and Leases	1,855	(168)	1,687	6,289	(809)	5,480
Total Interest Earning Assets	$2,105	$(559)	$1,546	$7,185	$(1,253)	$5,932
Liabilities
Interest Bearing Deposits:
Demand Deposits	$15	$6	$21	$36	$25	$61
NOW	14	(12)	2	53	(48)	5
Savings Accounts	11	(1)	10	42	(83)	(41)
Money Market	7	(4)	3	30	(26)	4
CDAR's	(1)	(5)	(6)	(3)	(15)	(18)
Certificates of Deposit < $100,000	-	(20)	(20)	(1)	(70)	(71)
Certificates of Deposit > $100,000	17	(55)	(38)	36	(184)	(148)
Brokered Deposits	(23)	-	(23)	(62)	1	(61)
Total Interest Bearing Deposits	40	(91)	(51)	131	(400)	(269)
Borrowed Funds:
Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	5	-	5	7	4	11
Short Term Borrowings	-	1	1	9	7	16
Long Term Borrowings	-	2	2	-	9	9
TRUPS	-	4	4	-	7	7
Total Borrowed Funds	5	7	12	16	27	43
Total Interest Bearing Liabilities	45	(84)	(39)	147	(373)	(226)
Net Interest Margin/Income	$2,060	$(475)	$1,585	$7,038	$(880)	$6,158

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the third quarter of 2015 relative to the third quarter of 2014 was a favorable $2.060 million, due primarily to a $203 million increase in the average balance of interest-earning assets resulting from our acquisition of Santa Clara Valley Bank, organic growth, and loan purchases. The volume variance for the comparative quarters was enhanced by the fact that the average balance of loans grew by 17% relative to only 10% growth in the average balance of lower-yielding investments, but was unfavorably impacted by the fact that much of the growth in average loan balances occurred in lower-yielding mortgage warehouse loans.

The rate variance for the quarter over quarter comparison was an unfavorable $475,000, due in part to a drop of 15 basis points in our yield on earning assets relative to a decline of only five basis points in the cost of interest-bearing liabilities. Investment yields have dropped due to the reinvestment of portfolio cash flows in a historically low interest rate environment, and the weighted average yield on loans was lower due to the impact of continued competition on loan rates and relatively robust growth in lower-yielding mortgage warehouse loans. Our weighted average cost of interest-bearing liabilities was lower for the quarter primarily because of lower deposit rates. The unfavorable rate variance was exacerbated by the allocation of the variance attributable to both rate and volume changes (as per the calculations noted above), and also by the volume differential between our interest-earning assets and interest-bearing liabilities. That differential averaged $426 million for the third quarter of 2014, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.90% in the third quarter of 2015, a drop of 11 basis points relative to the third quarter of 2014. The principal developments impacting our net interest margin in the third quarter of 2015 include lower yields on loans and investments, and a shift within loans to lower-yielding loan segments. Lower deposit rates helped partially offset those negative factors. Nonrecurring interest income, primarily in the form of interest recovered on non-accrual loans (net of interest reversed on loans placed on non-accrual status), totaled $102,000 in the third quarter of 2015 relative to $135,000 in the third quarter of 2014.

For net interest income in the first nine months of 2015 relative to the first nine months of 2014, a favorable variance of $7.038 million attributable to volume changes was partially offset by an unfavorable rate variance of $880,000. The volume variance for the year-to-date period was due primarily to a $216 million increase in average interest-earning assets, which was enhanced by a shift from Federal Reserve Bank balances into investment securities and strong growth in the average balance of loans relative to investments. While our cost of interest-bearing liabilities and our yield on earning assets were both down by eight basis points for the comparative year-to-date periods, there was a negative rate variance because the decrease in our yield on earning assets was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income, and because the variance attributable to both rate and volume changes was allocated to the rate variance. The weighted average yield on interest-earning assets dropped due to lower loan yields resulting from continued competition for quality loans. However, partially alleviating the negative pressures on loan rates for the year-to-date period was higher non-recurring interest income such as net interest recovered on non-accrual loans and prepayment penalties, which totaled $513,000 in the first nine months of 2015 relative to $423,000 in the first nine months of 2014. The Company’s net interest margin for the first nine months of 2015 was 3.98%, three basis points lower than our net interest margin for the first nine months of 2014.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. A loan loss provision has not been necessary thus far in 2015 and a provision was not recorded in the third quarter of 2014, but there was a loan loss provision of $350,000 for the first nine months of 2014.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. Net loans charged off by the Company totaled $137,000 in the third quarter of 2015 relative to $622,000 in the third quarter of 2014, for a reduction of $485,000, or 78%, and net charge-offs were $836,000 in the first nine months of 2015 relative to $1.015 million in the first nine months of 2014, for a reduction of $179,000, or 18%. A loan loss provision has not been recorded in 2015 due to the following factors: loan charge-offs were primarily recorded against reserves established in previous periods and did not necessitate reserve replenishment; loan growth occurred in portfolio segments with low historical loss rates; and, credit quality improvement was evident in the remainder of the loan portfolio.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and nine-month periods ended September 30, 2015 and 2014 (dollars in thousands):

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended September 30,				For the nine months ended September 30,
	2015	% of Total	2014	% of Total	2015	% of Total	2014	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,611	61.28%	$2,214	58.49%	$6,880	53.24%	$6,139	53.34%
Other service charges, commissions & fees	1,714	40.23%	1,538	40.63%	5,186	40.13%	4,630	40.23%
Gains on securities	108	2.53%	-	-	431	3.34%	287	2.49%
Bank owned life insurance	(93)	-2.18%	156	4.12%	495	3.83%	844	7.33%
Other	(79)	-1.86%	(123)	-3.24%	(70)	-0.54%	(390)	-3.39%
Total non-interest income	$4,261	100.00%	$3,785	100.00%	$12,922	100.00%	$11,510	100.00%
As a % of average interest-earning assets (1)		1.09%		1.11%		1.12%		1.16%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$5,904	48.06%	$5,459	46.46%	$18,924	49.16%	$16,772	50.09%
Occupancy costs
Furniture & equipment	515	4.19%	458	3.90%	1,527	3.97%	1,378	4.12%
Premises	1,319	10.74%	1,204	10.25%	3,633	9.44%	3,322	9.92%
Advertising and marketing costs	425	3.46%	468	3.98%	1,671	4.34%	1,679	5.01%
Data processing costs	791	6.44%	673	5.73%	2,488	6.46%	1,937	5.78%
Deposit services costs	872	7.10%	657	5.59%	2,421	6.29%	1,935	5.78%
Loan services costs
Loan processing	259	2.11%	572	4.87%	743	1.93%	1,033	3.08%
Foreclosed assets	(64)	-0.52%	51	0.43%	173	0.45%	(334)	-1.00%
Other operating costs
Telephone & data communications	455	3.70%	329	2.80%	1,435	3.73%	804	2.40%
Postage & mail	287	2.34%	221	1.88%	739	1.92%	571	1.71%
Other	210	1.70%	147	1.25%	588	1.53%	499	1.49%
Professional services costs
Legal & accounting	405	3.30%	310	2.64%	1,114	2.89%	952	2.84%
Other professional service	255	2.08%	744	6.33%	1,299	3.37%	1,791	5.35%
Stationery & supply costs	361	2.94%	331	2.82%	1,022	2.65%	859	2.57%
Sundry & tellers	291	2.36%	126	1.07%	719	1.87%	288	0.86%
Total non-interest expense	$12,285	100.00%	$11,750	100.00%	$38,496	100.00%	$33,486	100.00%
As a % of average interest-earning assets (1)		3.13%		3.45%		3.35%		3.39%
Efficiency Ratio (2)	63.38%		66.94%		65.74%		65.25%

(1)	Annualized
(2)	Tax Equivalent

Total non-interest income rose by $476,000, or 13%, for the quarterly comparison and $1.412 million, or 12%, for the comparative year-to-date periods due in large part to a higher level of customer activity that generated additional fee income, investment gains, and higher dividends on restricted stock. The increases were offset in part by a drop in BOLI income and, for the third quarter, higher pass-through costs on our low-income housing tax credit investments. Total non-interest income was an annualized 1.09% of average interest-earning assets in the third quarter of 2015 relative to 1.11% in the third quarter of 2014, and was 1.12% for the first nine months of 2015 relative to 1.16% for the first nine months of 2014. The lower ratio is due to an increase in average interest-earning assets.

Service charge income on deposits increased by $397,000, or 18%, for the quarterly comparison and by $741,000, or 12%, for the year-to-date comparison due primarily to fees earned from increased activity on commercial accounts and higher overdraft income. The year-to-date comparison was also favorably impacted by certain non-recurring fee waivers made in the course of our core software conversion in the first quarter of 2014. Other service charges, commissions, and fees increased by $176,000, or 11%, for the third quarter and $556,000, or 12%, for the first nine months, largely as a result of higher debit card interchange income and increases in other activity-based fees. Gains realized on the sale of investment securities totaled $108,000 in the third quarter of 2015 relative to no investment gains in the third quarter of 2014. For the first nine months, investment gains totaled $431,000 in 2015 compared to $287,000 in 2014, for an increase of $144,000.

Bank-owned life insurance (“BOLI”) income was down $249,000 in the third quarter of 2015 relative to the third quarter of 2014, and also dropped by $349,000 for the year-to-date comparison mainly due to fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At September 30, 2015 the Company had $39.0 million invested in single-premium general account BOLI, which generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly lower income levels in recent periods. In addition to general account BOLI the Company had $4.6 million invested in separate account BOLI at September 30, 2015, which produces income that helps offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a loss on separate account BOLI totaling $337,000 in the third quarter of 2015 relative to a loss of $82,000 in the third quarter of 2014, for a quarter over quarter drop of $255,000 in deferred compensation BOLI income. For the first nine months, there was a $229,000 loss in 2015 compared to a gain of $115,000 in 2014, for an absolute difference of $344,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

The “Other” category under non-interest income reflects net favorable changes of $44,000 for the quarter and $320,000 for the year-to-date period. This category includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Pass-through expenses associated with our investments in low-income housing tax credit funds are netted against this income category. Income generated through the Company’s alliance with Investment Centers of America (“ICA”) has also been included in other non-interest income, but the Company terminated its affiliation with ICA effective July 31, 2014 so related income was down $10,000 for the third quarter of 2015 compared to the third quarter of 2014, and also declined $68,000 for the comparative year-to-date periods. However, dividends on restricted stock increased by $110,000 for the quarter and $428,000 for the first nine months, with the year-to-date increase including a $245,000 special dividend received on our FHLB stock in the second quarter of 2015 and the quarterly increase resulting from dividends received on another illiquid equity investment. Pass-through expenses on our low-income housing tax credit funds increased by $58,000 for the third quarter comparison and thus partially offset income increases in other areas, but these expenses were down slightly for the first nine months.

Total non-interest expense increased by $535,000, or 5%, in the third quarter of 2015 relative to the third quarter of 2014, and $5.010 million, or 15%, for the first nine months of 2015 in comparison to the first nine months of 2014. As detailed below the largest increases are in personnel costs, telecommunications expense, other ongoing operating costs incidental to our November 2014 acquisition and February 2014 core banking system conversion, debit card losses, and, for the year-to-date comparison, net expenses associated with foreclosed assets and data processing costs. Despite higher overhead expenses, total non-interest expense dropped to an annualized 3.13% of average interest-earning assets in the third quarter of 2015 from 3.45% in the third quarter of 2014 due to a sizeable increase in the denominator. For the first nine months, the ratio fell to 3.35% in 2015 from 3.39% for 2014.

The largest component of non-interest expense, salaries and employee benefits, increased by $445,000, or 8%, for the quarter and $2.152 million, or 13%, for the first nine months due primarily to personnel increases associated with our acquisition, regular annual salary increases, strategic additions to business development staff in 2015, an increased accrual for Company contributions to the employee 401(k) retirement plan, and higher group health insurance premiums. A higher level of deferred salaries directly related to successful loan originations partially offset the increase in other compensation costs in 2015, and the year-to-date comparison was also favorably impacted by a drop in temporary help and overtime costs related to the impact of our core banking system conversion in the first quarter of 2014. The change in salaries and benefits benefitted further from lower deferred compensation accruals in 2015, associated with the aforementioned drop in BOLI income. We recorded a deferred compensation expense reversals of $93,000 in the third quarter of 2015 and $44,000 in the third quarter of 2014 due to losses on employee deferred compensation plans, for a quarter-over-quarter reduction of $49,000 in compensation costs. For the first nine months of 2015 there was also a net deferred compensation expense accrual reversal of $27,000, but an expense accrual of $105,000 was recorded for the first nine months of 2014 for an absolute difference of $132,000 between the comparative periods. Despite their overall dollar increase, salaries and benefits dropped as a percentage of total non-interest expense for the comparative year-to-date periods due to a higher percentage increase in total non-interest expense.

Occupancy expense increased by $172,000 for the quarter and $460,000 for the year-to-date period, representing increases of 10% for both periods due primarily to the three branches added via our acquisition in November 2014 and our loan production office opened in May 2015, with associated expenses including but not limited to rent and depreciation, utilities, janitorial, and security. Marketing costs were down $43,000, or 9%, for the third quarter but were about the same for the first nine months of 2015 relative to 2014. Data processing costs were up $118,000, or 18%, for the third quarter due to ongoing costs related to the acquisition and our loan production office, and they increased $551,000, or 28%, for the year-to-date period as a result of an increase in our cost structure subsequent to the core processing conversion in the first quarter of 2014 and the additional offices. Total deposit services costs increased by $215,000, or 33%, for the quarterly comparison and by $486,000, or 25%, for the first nine months due in part to amortization expense on our core deposit intangible totaling $34,000 for the quarter and $101,000 for the first nine months, in addition to increases in internet banking, electronic check exchange, and debit card processing costs.

Loan processing costs were down $313,000, or 55%, for the third quarter and $290,000, or 28%, for the first nine months due primarily to lower loan sale costs and a reduction in expenditures for appraisals. Net costs associated with foreclosed assets fell by $115,000 for the third quarter comparison, but increased by $507,000 in the first nine months of 2015 relative to the first nine months of 2014. Net costs on foreclosed assets increased for the year-to-date period due to net gains on the sale of OREO totaling $166,000 in 2015 relative to net gains of $904,000 in 2014, partially offset by the favorable impact of lower write-downs and declining OREO operating expense in 2015.

Telecommunications expense increased by $126,000, or 38%, in the third quarter of 2015 relative to the third quarter of 2014, and by $631,000, or 78%, for the first nine months, due in part to increased expenses associated with the SCVB acquisition and our new loan production office, as well as upgraded circuits and certain redundant circuits that will ultimately be consolidated. The year-to-date increase further reflects credits received in 2014 for prior-period overpayments totaling $155,000. Postage costs also increased by $66,000, or 30%, for the quarterly comparison and $168,000, or 29%, for the first nine months due to an increase in the volume of mailings related to compliance requirements, monthly statements, and customer education. The “Other” category under other operating costs was up by $63,000 for the third quarter and $89,000 for the first nine months, due higher training and education costs and, for the quarter, an increase in recruiting costs.

Under professional services costs, legal and accounting costs increased by $95,000, or 31%, in the third quarter of 2015 and by $162,000, or 17%, for the first nine months due to higher costs for both internal and independent audits as well as increased legal expense. The cost of other professional services declined by $489,000, or 66%, for the quarter and $492,000, or 27%, the year-to-date period, due to reductions in non-recurring acquisition costs totaling $267,000 for the third quarter and $166,000 for the first nine months, lower expense accruals for regulatory assessments, and lower directors deferred compensation expense accruals. As with the deferred compensation accruals included with compensation expense, directors deferred compensation accruals are associated with BOLI income. Due to losses on deferred compensation plans we recorded deferred compensation expense reversals against director costs totaling $172,000 in the third quarter and $63,000 in the first nine months of 2015, relative to expense accruals in 2014 of $11,000 for the third quarter $113,000 for the first nine months. Stationery and supply costs increased by $30,000, or 9%, for the third quarter and by $163,000, or 19%, for the first nine months, primarily due to higher recurring costs stemming from our whole-bank acquisition and core conversion in 2014. Sundry and teller losses increased by $165,000, or 131%, in the third quarter and $431,000, or 150%, for the first nine months due mainly to an increase in debit card fraud losses.

The Company’s tax-equivalent overhead efficiency ratio improved to 63.38% in the third quarter of 2015 from 66.94% in the third quarter of 2014, and was 65.74% for the first nine months of 2015 compared to 65.25% for the first nine months of 2014. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our income tax provision was $2.443 million, or 36% of pre-tax income in the third quarter of 2015, relative to a provision of $1.776 million, or 33% of pre-tax income in the third quarter of 2014. For the first nine months our income tax provision was $6.335 million, or 33% of pre-tax income in 2015, and $4.543 million, or 28% of pre-tax income in 2014.

Higher taxable income and a declining level of available tax credits were the primary factors impacting the increase in our tax accrual rate in 2015 relative to 2014. Tax-exempt BOLI income was substantially lower in the third quarter of 2015 than in the third quarter of 2014 and reflects a drop of 41% for the first nine months, as discussed above, although interest income on municipal securities was roughly the same. Our tax credits, which consist primarily of those generated by investments in low-income housing tax credit funds and California state employment tax credits, were down $127,000, or 32%, for the quarterly comparison and $392,000, or 33%, for the comparative year-to-date periods.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $513 million, or 30% of total assets at September 30, 2015, compared to $514 million, or 31% of total assets at December 31, 2014.

We had no fed funds sold at September 30, 2015 or December 31, 2014, and interest-bearing balances at other banks increased to $3 million at September 30, 2015 from $2 million at December 31, 2014 due to the timing of cash flows in our FRB account. The Company’s investment portfolio reflects a reduction of $2 million, or less than 1%, for the first nine months of 2015, ending the period with a book balance of $510 million. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for all bonds in our investment portfolio was 3.9 years and their average effective duration was 2.4 as of September 30, 2015, both up slightly relative to year-end 2014.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	September 30, 2015		December 31, 2014
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$29,360	$29,741	$26,959	$27,270
Mortgage-backed securities	374,966	377,308	378,339	381,442
State & political subdivisions	98,951	101,255	98,056	100,949
Other securities	659	1,296	1,210	2,222
Total investment securities	$503,936	$509,600	$504,564	$511,883

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $5.7 million at September 30, 2015, down from $7.3 million at December 31, 2014 due to higher interest rates. The balance of US Government agency securities increased $2 million, or 9%, during the first nine months due to bond purchases net of sales and maturities. Mortgage-backed securities were down $4 million, or 1%, due to prepayments and lower market values. Municipal bond balances were effectively unchanged, while the balance of other securities fell by $926,000, or 42%, due to the sale of certain equity securities. Not all cash flows from our investment portfolio were reinvested during the first nine months of 2015, since a small portion of that liquidity was used to fund loan growth.

Investment portfolio securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $190 million at September 30, 2015 and $141 million at December 31, 2014, leaving $318 million in unpledged debt securities at September 30, 2015 and $369 million at December 31, 2014. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $66 million at September 30, 2015 and $25 million at December 31, 2014.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $1.054 billion at September 30, 2015, an increase of $83 million, or 9%, since December 31, 2014. The increase is due mainly to increased utilization on mortgage warehouse lines, the purchase of $28 million in single family mortgage loans, and organic growth in other non-farm real estate loans and agricultural production loans.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30, 2015	December 31, 2014
Real Estate:
1-4 family residential construction	$8,520	$5,858
Other construction/land	32,625	19,908
1-4 family - closed-end	134,476	114,259
Equity lines	44,830	49,717
Multi-family residential	27,341	18,718
Commercial real estate- owner occupied	216,757	218,654
Commercial real estate- non-owner occupied	160,844	132,077
Farmland	126,275	145,039
Total real estate	751,668	704,230
Agricultural	36,820	27,746
Commercial and industrial	106,943	113,771
Mortgage warehouse lines	142,608	106,021
Consumer loans	16,097	18,885
Total loans and leases	$1,054,136	$970,653
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	0.81%	0.60%
Other construction/land	3.09%	2.05%
1-4 family - closed-end	12.76%	11.77%
Equity lines	4.25%	5.12%
Multi-family residential	2.59%	1.93%
Commercial real estate- owner occupied	20.56%	22.53%
Commercial real estate- non-owner occupied	15.26%	13.61%
Farmland	11.98%	14.94%
Total real estate	71.30%	72.55%
Agricultural	3.49%	2.86%
Commercial and industrial	10.15%	11.72%
Mortgage warehouse lines	13.53%	10.92%
Consumer loans	1.53%	1.95%
Total loans and leases	100.00%	100.00%

Outstanding balances on mortgage warehouse lines were up $37 million, or 35%, as utilization on lines increased to 52% at September 30, 2015 from 47% at December 31, 2014. As noted above, mortgage warehouse balances were higher earlier in the year and utilization on lines was 63% at the end of the second quarter. Certain lines have also been judiciously increased during 2015 to accommodate strong borrower demand. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.

Real estate loans classified as 1-4 family closed-end loans increased $20 million, or 18%, due to the aforementioned opportunistic purchase of well-underwritten, newer vintage residential mortgage loans which had an expected average life of about seven years at the time of purchase. Material increases are also evident in residential construction loans, which were up about $3 million, or 45% for the first nine months of 2015, non-residential construction loans, which were up $13 million, or 64%, non-owner occupied commercial real estate loans, which increased $29 million, or 22%, and multi-family residential loans, which increased $9 million, or 46%. Other real estate loan categories declined as loan payoffs outpaced new originations. Loans secured by farmland, in particular, were down $19 million, or 13%, due in part to the payoff of a large dairy loan subsequent to the sale of the business by the borrower. Management expects continued growth in commercial real estate loans based on the current pipeline of loans in the process of approval, although no assurance can be provided in that regard.

Agricultural production loans have also experienced growth thus far in 2015, increasing by about $9 million, or 33%. Commercial loans, on the other hand, reflect a decline of $7 million, or 6%, and consumer loans were down $3 million, or 15%.

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

Nonperforming Assets and Performing Troubled Debt Restructurings
(dollars in thousands, unaudited)	September 30, 2015	December 31, 2014	September 30, 2014
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	163	3,547	3,338
1-4 family - closed-end	2,478	3,042	8,446
Equity lines	1,265	1,049	385
Multi-family residential	-	171	-
Commercial real estate- owner occupied	2,547	3,417	2,359
Commercial real estate- non-owner occupied	6,957	7,754	7,655
Farmland	47	51	-
TOTAL REAL ESTATE	13,457	19,031	22,183
Agriculture	-	-	127
Commercial and industrial	829	821	791
Mortgage warehouse lines	-	-	-
Consumer loans	590	826	775
TOTAL NONPERFORMING LOANS	14,876	20,678	23,876

Foreclosed assets	3,003	3,991	4,719
Total nonperforming assets	$17,879	$24,669	$28,595
Performing TDR's (1)	$11,928	$12,359	$12,977
Nonperforming loans as a % of total gross loans and leases	1.41%	2.13%	2.70%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	1.69%	2.53%	3.22%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $6.8 million, or 28%, during the first nine months of 2015. Nonperforming loans were decreased by $5.8 million, or 28%, while foreclosed assets were down $988,000, or 25%. The balance of nonperforming loans at September 30, 2015 includes $6.6 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. As shown in the table, we also had $11.9 million in loans classified as performing TDRs for which we were still accruing interest as of September 30, 2015, a reduction of $431,000, or 3%, relative to the balance of performing TDRs at December 31, 2014.

Non-accruing loan balances secured by real estate comprised $13.5 million of total nonperforming loans at September 30, 2015, down $5.6 million, or 29%, since December 31, 2014. The gross reduction in nonperforming real estate loans in the first nine months of 2015 totaled $11.8 million including principal pay-downs of $10.2 million, gross charge-offs of $647,000, balances totaling $606,000 returned to accrual status, and transfers to OREO, but reductions were partially offset by $6.3 million in additions. Nonperforming commercial loans were essentially unchanged during the period, and nonperforming consumer loans were reduced by $236,000, or 29%, during the first nine months of 2015.

As noted above, foreclosed assets were reduced by $988,000, or 25%, during the first nine months of 2015 due primarily to OREO sold, but write-downs on OREO contributed $193,000 to the reduction. The balance of foreclosed assets had an aggregate carrying value of $3.0 million at September 30, 2015, and was comprised of 19 properties classified as OREO and one mobile home. At the end of 2014 foreclosed assets totaled $4.0 million, consisting of 24 properties classified as OREO and three mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 1.69% of gross loans and leases plus foreclosed assets at September 30, 2015, down from 2.53% at December 31, 2014 and 3.22% at September 30, 2014. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that all will be resolved in a timely manner or that nonperforming balances will not increase further.

Allowance for loan and lease Losses

The allowance for loan and lease losses, a contra-asset, is established through a provision for loan and lease losses. It is maintained at a level that is considered adequate to absorb probable losses on specifically identified impaired loans, as well as probable incurred losses inherent in the remaining loan portfolio. Specifically identifiable and quantifiable losses are immediately charged off against the allowance; recoveries are generally recorded only when sufficient cash payments are received subsequent to the charge off.

The Company’s allowance for loan and lease losses was $10.4 million, or 0.99% of gross loans at September 30, 2015, relative to $11.2 million, or 1.16% of gross loans at December 31, 2014. The decline in the allowance in the first nine months of 2015 was facilitated by the fact that many loan charge-offs during the period were charged against loss reserves established in previous periods and did not necessarily lead to the need for reserve replenishment. Moreover, while the lower allowance for loan and lease losses is not directionally consistent with the increase in outstanding loan balances, our need for an additional allowance was favorably impacted by loan growth occurring in portfolio segments with low historical loss rates, and credit quality improvement in the remainder of the performing loan portfolio. The ratio of the allowance to nonperforming loans was 69.99% at September 30, 2015, relative to 54.40% at December 31, 2014 and 46.12% at September 30, 2014. A separate allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $304,000 at September 30, 2015.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the three months	For the three months	For the nine months	For the nine months	For the year
	ended September 30,	ended September 30,	ended September 30,	ended September 30,	ended December 31,
Balances:	2015	2014	2015	2014	2014
Average gross loans and leases outstanding during period (1)	$1,038,440	$884,435	$1,016,923	$842,641	$859,981
Gross loans and leases outstanding at end of period	$1,054,136	$883,675	$1,054,136	$883,675	$970,653

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,549	$11,634	$11,248	$11,677	$11,677
Provision charged to expense	-	-	-	350	350
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	-	-	72	58	135
1-4 family - closed-end	-	421	224	431	431
Equity Lines	-	472	72	761	828
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	-	141	318	171	171
Commercial real estate- non-owner occupied	-	-	-	45	45
Farmland	-	19	-	19	19
TOTAL REAL ESTATE	-	1,053	686	1,485	1,629
Agricultural	-	-	-	124	124
Commercial & industrial loans	80	170	255	583	625
Consumer Loans	522	424	1,313	1,410	1,837
Total	$602	$1,647	$2,254	$3,602	$4,215
Recoveries
Real Estate
1-4 family residential construction	-	13	-	38	38
Other Construction/Land	58	162	117	702	702
1-4 family - closed-end	4	10	32	164	317
Equity Lines	3	7	186	55	273
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	-	72	106	452	504
Commercial real estate- non-owner occupied	-	27	-	79	79
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	65	291	441	1,490	1,913
Agricultural	73	1	78	4	6
Commercial and Industrial	65	538	189	635	801
Consumer Loans	262	195	710	458	716
Total	$465	$1,025	$1,418	$2,587	$3,436
Net loan charge offs (recoveries)	$137	$622	$836	$1,015	$779
Balance at end of period	$10,412	$11,012	$10,412	$11,012	$11,248

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.05%	0.28%	0.11%	0.16%	0.09%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.99%	1.25%	0.99%	1.25%	1.16%
Allowance for Loan Losses to NonPerforming Loans	69.99%	46.12%	69.99%	46.12%	54.40%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.32%	5.65%	8.03%	9.22%	6.93%
Net Loan Charge-offs to Provision for Loan Losses	-	-	-	290.00%	222.57%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company has not recorded a provision for loan and lease losses thus far in 2015 but had a provision of $350,000 in the first nine months of 2014. Net loans charged off declined by $179,000, or 18%, for the year-to-date comparison. Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was reduced by $719,000, or 13%, during the nine months ended September 30, 2015, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans during that period. The allowance for probable losses inherent in non-impaired loans was also down $117,000, or 2%, during the first nine months of 2015 despite higher loan balances, as a result of continued improvement in the credit quality of our performing loans. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at September 30, 2015 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $371 million at September 30, 2015 and $367 million at December 31, 2014, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 35% of gross loans outstanding at September 30, 2015 and 38% at December 31, 2014, with the drop due primarily to the increase in loan balances. The Company also had undrawn letters of credit issued to customers totaling $17 million at September 30, 2015 and $14 million at December 31, 2014. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $107 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits. That letter of credit is backed by loans which are pledged to the FHLB by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $46 million at September 30, 2015 and $48 million at December 31, 2014. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks) and our reserve requirement, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $324,000, or 1%, during the first nine months of 2015. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Goodwill did not change during the period, ending the first nine months of 2015 with a balance of $7 million, but other intangible assets, namely the Company’s core deposit intangible generated by the SCVB acquisition, dropped slightly due to amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment. Because the estimated fair value of the Company exceeded its book value (including goodwill and intangible assets) as of the measurement date and no impairment was indicated, no further testing was deemed necessary and it was determined that goodwill and other intangible assets were not impaired. Company owned life insurance, with a balance of almost $44 million at September 30, 2015, is discussed above in the “Non-Interest Income and Non-Interest Expense” section.

The aggregate balance of “Other assets” was down $1.3 million, or 4%, during the first nine months of 2015, ending the period at $36.1 million. At September 30, 2015, the balance of other assets included as its largest components a net deferred tax asset of $11.7 million, a $7.5 million investment in restricted stock, accrued interest receivable totaling $5.7 million, a $5.1 million investment in low-income housing tax credit funds, and a $1.4 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and nine-month periods ended September 30, 2015 and 2014 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	September 30, 2015	December 31, 2014
Non-interest bearing demand deposits	$423,449	$390,897
Interest bearing demand deposits	122,116	110,840
NOW	292,595	275,494
Savings	189,607	167,655
Money market	95,603	117,907
CDAR's	11,476	11,299
Time, under $250,000	142,475	151,719
Time, $250,000 or more	151,793	135,884
Brokered deposits	-	5,000
Total deposits	$1,429,114	$1,366,695

Percentage of Total Deposits
Non-interest bearing demand deposits	29.64%	28.60%
Interest bearing demand deposits	8.54%	8.11%
NOW	20.47%	20.16%
Savings	13.27%	12.27%
Money market	6.69%	8.63%
CDAR's	0.80%	0.83%
Time, under $250,000	9.97%	11.09%
Time, $250,000 or more	10.62%	9.94%
Brokered deposits	-	0.37%
Total	100.00%	100.00%

The Company’s deposit balances peaked at the end of June but have declined $43 million since then due to a combination of factors, including seasonality and our customers’ reallocation of resources for non-deposit investments and tax payments, among other things. Despite the third quarter decline, total deposit balances still reflect net growth of $62 million, or 5%, during the first nine months of 2015, including an increase in core non-maturity deposits of $61 million, or 6%. Within non-maturity deposits we saw an increase of $61 million, or 8%, in transaction accounts (comprised of demand deposits and NOW accounts), due to a growing number of accounts and an increase in the average balance per account, and savings deposits were also up $22 million, or 13%, during the first nine months of 2015. Money market deposits were down $22 million, or 19%, however, as there is not currently a significant rate advantage for customers in money market deposits versus more liquid interest-bearing demand accounts. Total time deposits were up $2 million, or 1%, due to a $20 million increase in our deposits from the State of California that was largely offset by a $5 million reduction in wholesale brokered deposits and runoff in other customer time deposits. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth, although no assurance can be provided with regard to future core deposit increases or runoff.

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

Total non-deposit interest-bearing liabilities were up $22 million, or 36%, in the first nine months of 2015, due primarily to increased borrowings from the Federal Home Loan Bank to facilitate our strong loan growth. Overnight FHLB borrowings were $42 million at September 30, 2015, up from $18 million at December 31, 2014, while long-term borrowings totaled $2 million at September 30, 2015 relative to $6 million at December 31, 2014. Repurchase agreements totaled $10 million at September 30, 2015, up from $7 million at December 31, 2014. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at September 30, 2015 or December 31, 2014. The Company had junior subordinated debentures totaling $31 million at September 30, 2015 and December 31, 2014, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities fell by $4.7 million, or 22%, during the first nine months of 2015, due in part to a drop in our accrued liability for income taxes subsequent to tax payments and a reductions in other payables.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $246 million at September 30, 2015. An additional $193 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $61 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2015. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2015, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $384 million of the Company’s investment balances, compared to $399 million at December 31, 2014. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $107 million at September 30, 2015. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 62% and 23%, respectively, at September 30, 2015, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at September 30, 2015. Despite the increase in loan balances in the first nine months of 2015, growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods. However, no assurance can be provided that our liquidity will continue at current robust levels.

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

To identify areas of potential exposure to interest rate changes, we utilize commercially available modeling software to perform earnings simulations and calculate the Company’s market value of portfolio equity under varying interest rate scenarios every month. The model imports relevant information for the Company’s financial instruments and incorporates management’s assumptions on pricing, duration, and optionality for anticipated new volumes. Various rate scenarios consisting of key rate and yield curve projections are then applied in order to calculate the expected effect of a given interest rate change on interest income, interest expense, and the value of the Company’s financial instruments. The rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), economic (based on current trends and econometric models) or stable (unchanged from current actual levels).

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2015 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp		+200 bp		+300 bp		+400 bp
Change in Net Int. Inc. (in $000’s)	$-13,917	$-10,377	$-5,597	$	+1,274	$	+2,483	$	+3,589	$	+4,240
% Change	-23.00%	-17.15%	-9.25%		+2.11%		+4.10%		+5.93%		+7.01%

Our current simulations indicate that the Company has an asset-sensitive profile, meaning that net interest income increases with a parallel shift up in the yield curve but a drop in interest rates could have a negative impact. This profile is consistent with the Company’s relatively large balance of less rate-sensitive non-maturity deposits and large volume of variable-rate loans, which contribute to higher net interest income in rising rate scenarios and compression in net interest income in declining rate scenarios.

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $5.597 million lower than in a stable interest rate scenario, for a negative variance of 9.25%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.274 million, or 2.11%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears well-positioned to benefit from an upward shift in the yield curve.

We have added scenarios to our net interest income simulations to model the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Bank in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower under static growth assumptions, the changes under declining and rising rates relative to a base case of flat rates are similar to the changes noted above for our standard projections. If a certain level of deposit runoff is assumed, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections, but the benefit we would otherwise experience in rising rate scenarios is muted. When unfavorable rate changes on deposits are factored into the model, net interest income remains relatively flat even in rising interest rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. We have found that model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular. The table below shows estimated changes in the Company’s EVE as of September 30, 2015, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp		+200 bp		+300 bp
Change in EVE (in $000’s)	$-69,650	$-92,913	$-61,017	$	+32,294	$	+55,031	$	+72,042
% Change	-18.38%	-24.52%	-16.11%		+8.52%		+14.53%		+19.02%

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

CAPITAL RESOURCES

At September 30, 2015 the Company had total shareholders’ equity of $187.1 million, comprised of $62.3 million in common stock, $2.7 million in additional paid-in capital, $118.8 million in retained earnings, and an accumulated other comprehensive gain of $3.3 million. Total shareholders’ equity at the end of 2014 was also $187.1 million. Shareholders’ equity was effectively unchanged during the first nine months of 2015 due to the fact that capital added via net earnings of $12.7 million and stock option exercises was offset by stock repurchases totaling $8.0 million, dividends of $4.2 million, and a drop in accumulated other comprehensive income of $1.0 million.

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

Regulatory Capital Ratios
	September 30, 2015	December 31, 2014
Sierra Bancorp
Common Equity Tier 1 Capital Ratio	14.49%	n/a
Tier 1 Capital to Total Risk-weighted Assets	16.80%	17.39%
Total Capital to Total Risk-weighted Assets	17.71%	18.44%
Tier 1 Leverage Ratio	12.01%	12.99%

Bank of the Sierra
Common Equity Tier 1 Capital Ratio	16.63%	n/a
Tier 1 Capital to Total Risk-weighted Assets	16.63%	17.01%
Total Capital to Total Risk-weighted Assets	17.52%	18.02%
Tier 1 Leverage Ratio	11.87%	12.72%

Regulatory capital ratios declined in the first nine months of 2015 despite an increase in risk-based capital, due to higher risk-weighted assets resulting primarily from loan growth. Even though our capital ratios have declined in recent periods they remain strong relative to industry averages, and at September 30, 2015 these ratios are well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

While in general the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during 2015 have been executed pursuant to plans established by the Company in accordance with SEC Rule 10b5-1. A 10b5-1 plan enables us to continue to repurchase stock during the trading blackout for insiders unless the plan is cancelled, but it also imposes volume restrictions and limits our ability to change pricing and other parameters outlined the plan. The following table provides information concerning the Company’s stock repurchase transactions during the third quarter of 2015:

	July	August	September
Total shares purchased	0	69,186	91,658
Average per share price	N/A	$16.98	$16.70
Number of shares purchased as part of publicly announced plan or program	0	69,186	91,658
Maximum number of shares remaining for purchase under a plan or program	265,163	195,977	104,319

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
3.1	Restated Articles of Incorporation of Sierra Bancorp (2)
3.2	Amended and Restated By-laws of the Company (3)
10.1	1998 Stock Option Plan (4)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (5)
10.3	Salary Continuation Agreement for James C. Holly (5)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (6)
10.5	Split Dollar Agreement for Kenneth R. Taylor (7)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (7)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (7)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (7)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (7)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (7)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (7)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (7)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (8)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (8)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (8)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (9)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (9)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (9)
10.19	2007 Stock Incentive Plan (10)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (11)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (11)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (11)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.24	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (13)
11	Statement of Computation of Per Share Earnings (14)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(3)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(4)	Filed as Exhibit 10.1 to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(5)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(7)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(8)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(9)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(10)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(11)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(12)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(13)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(14)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 6, 2015	/s/	Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 6, 2015	/s/	Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

