Form 10-K
period 2015-12-31
SIERRA BANCORP
filed 2016-03-11
CIK 1130144

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

Commission file number: 000-33063

________________________________

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

________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $201 million, based on the closing price reported to the registrant on that date of $17.31 per share. Shares of Common Stock held by each officer and director and each person or control group owning more than ten percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of the registrant outstanding as of March 1, 2016 was 13,268,928.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 10-14.

PART I

Item 1. Business

General

The Company

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. At the present time, the Company’s only other direct subsidiaries are Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board’s guidance on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the financial statements of the Company. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise. At December 31, 2015, the Company had consolidated assets of $1.797 billion, gross loans of $1.133 billion, deposits of $1.465 billion and shareholders’ equity of $190 million. The Company’s liabilities include $31 million in debt obligations due to Sierra Statutory Trust II and Sierra Capital Trust III, related to TRUPS issued by those entities.

The Bank

The Bank is a California state-chartered bank headquartered in Porterville, California. We offer a full range of retail and commercial banking services primarily in Tulare, Kern, Fresno, and Kings Counties in Central California, and in select markets in Southern California including Ventura County and the Santa Clarita Valley. Bank of the Sierra was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. Our growth in the ensuing years has primarily been organic, but includes two acquisitions: Sierra National Bank in the year 2000, and Santa Clara Valley Bank (“SCVB”) in 2014. We are the largest bank headquartered in the South San Joaquin Valley, and plan to expand even further in 2016 with the acquisition of Coast Bancorp, the holding company for Coast National Bank, and the purchase of certain deposits and loans from Citizens Business Bank (see the following section, Recent Developments, for more details on these acquisitions).

Our chief products and services are related to the business of lending money and accepting deposits. The Bank’s lending activities include real estate, commercial (including small business), mortgage warehousing, agricultural, and consumer loans. The bulk of our real estate loans are secured by commercial, professional office, and agricultural properties which are predominantly owner occupied, and we also offer a complete line of construction loans for residential and commercial development, permanent mortgage loans, land acquisition and development loans, and multifamily credit facilities. Secondary market services for residential mortgage loans are provided through the Bank’s affiliations with Freddie Mac, Fannie Mae and certain non-governmental institutions. As of December 31, 2015, the percentage of our total loan and lease portfolio for each of the principal types of credit we extend was as follows: (i) loans secured by real estate (68.7%); (ii) agricultural production loans (4.1%); (iii) commercial and industrial loans and leases (including SBA loans and direct finance leases) (10.0%); (iv) mortgage warehouse loans (15.9%); and (v) consumer loans (1.3%). Interest, fees, and other income on real-estate secured loans, which is by far the largest segment of our portfolio, totaled $38.2 million, or 49% of net interest plus other income in 2015, and $33.5 million, or 49% of net interest plus other income in 2014.

In addition to loans, we offer a wide range of deposit products for individuals and businesses including checking accounts, savings accounts, money market demand accounts, time deposits, retirement accounts, and sweep accounts. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to maximum insurable amounts. We attract deposits throughout our market area with direct-mail campaigns, a customer-oriented product mix, competitive pricing, convenient locations, drive-through banking, and a multitude of alternative delivery channels, and we strive to retain our deposit customers by providing a consistently high level of service. At December 31, 2015 we had 101,200 deposit accounts totaling $1.465 billion, compared to 99,200 deposit accounts totaling $1.367 billion at December 31, 2014.

We currently operate an administrative office, 28 full service branch offices and one loan production office in the following locations:

Porterville:	Administrative Headquarters 86 North Main Street	Main Office 90 North Main Street	West Olive Branch 1498 West Olive Avenue

Bakersfield:	Bakersfield Ming Office 8500 Ming Avenue	Bakersfield Riverlakes Office 4060 Coffee Road	Bakersfield East Hills Office 2501 Mt. Vernon Avenue

California City:	California City Office 8031 California City Blvd.

Clovis:	Clovis Office 1835 East Shaw Avenue

Delano:	Delano Office 1126 Main Street

Dinuba:	Dinuba Office 401 East Tulare Street

Exeter:	Exeter Office 1103 West Visalia Road

Farmersville:	Farmersville Office 400 West Visalia Road

Fillmore:	Fillmore Office 527 Sespe Avenue

Fresno:	Fresno Shaw Office 636 East Shaw Avenue	Fresno Herndon Office 7029 N. Ingram Avenue	Fresno Sunnyside Office 5775 E. Kings Canyon Rd.

Hanford:	Hanford Office 427 West Lacey Boulevard

Lindsay:	Lindsay Office 142 South Mirage Avenue

Oxnard:	Oxnard Loan Production Office 300 E. Esplanade #1720

Reedley:	Reedley Office 1095 W. Manning Street

Santa Clarita:	Santa Clarita Office 26328 Citrus Street

Santa Paula:	Santa Paula Office 901 E. Main Street

Selma:	Selma Office 2446 McCall Avenue

Tehachapi:	Tehachapi Downtown Office 224 West “F” Street	Tehachapi Old Town Office 21000 Mission Street

Three Rivers:	Three Rivers Office 40884 Sierra Drive

Tulare:	Tulare Office 246 East Tulare Avenue	Tulare Prosperity Office 1430 E Prosperity Avenue

Visalia:	Visalia Mooney Office 2515 South Mooney Blvd.	Visalia Downtown Office 128 East Main Street

The Bank has also received regulatory approvals for a de-novo branch in Sanger, California, which is scheduled to open in the second quarter of 2016, and another branch in Bakersfield, California, although the timing of that opening remains uncertain. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We also have ATMs at all branch locations and offsite ATMs at six different non-branch locations. Furthermore, the Bank is a member of the Allpoint network, which provides our customers with surcharge-free access to over 43,000 ATMs across the nation and another 12,000 ATMs in foreign countries, and our customers have access to electronic point-of-sale payment alternatives nationwide via the Pulse EFT network. To ensure that account access preferences are addressed for all customers, we provide the following options: an internet branch which provides the ability to open deposit accounts online; an online banking option with bill-pay and mobile banking capabilities, including mobile check deposit; a customer service center that is accessible by toll-free telephone during business hours; and an automated telephone banking system that is usually accessible 24 hours a day, seven days a week. We offer a multitude of other banking products and services to complement and support our lending and deposit products, including remote deposit capture and automated payroll services for business customers.

We have not engaged in any material research activities related to the development of new products or services during the last two fiscal years. However, our officers and employees are continually searching for ways to increase public convenience, enhance customer access to payment systems, and enable us to improve our competitive position. The cost to the Bank for these development, operations, and marketing activities cannot be calculated with any degree of certainty. We hold no patents or licenses (other than licenses required by bank regulatory agencies), franchises, or concessions. Our business has a modest seasonal component due to the heavy agricultural orientation of the Central Valley, but as our branches in more metropolitan areas have expanded we have become less reliant on the agriculture-related base. We are not dependent on a single customer or group of related customers for a material portion of our core deposits, but for loans we do have what could be considered to be industry concentrations in loans to the dairy industry (10% of total loans), and to mortgage companies in the form of mortgage warehouse loans (16% of total loans). Our efforts to comply with government and regulatory mandates on consumer protection and privacy, anti-terrorism, and other initiatives have resulted in significant ongoing expense to the Bank, including staffing additions and costs associated with compliance-related software. However, as far as can be determined there has been no material effect upon our capital expenditures, earnings, or competitive position as a result of environmental regulation at the Federal, state, or local level.

Recent Developments

In January 2016 the Company entered into a definitive agreement to acquire Coast Bancorp, the holding company for Coast National Bank, which as of December 31, 2015 had $145 million in total assets, $94 million in loans, $24 million in investment securities, and $127 million in deposits. Coast maintains offices in San Luis Obispo, Paso Robles, Arroyo Grande, and Atascadero, California. We expect the transaction to be completed in the second quarter of 2016, subject to customary closing conditions including the receipt of required regulatory approvals and the consent of Coast Bancorp shareholders. One-time acquisition costs are expected to add roughly $3.2 million to the Company’s pre-tax non-interest expense in 2016. Also announced in January 2016 was the Company’s agreement to acquire the Porterville branch of Citizens Business Bank, including approximately $22 million in deposits and $1 million in loans which we plan to consolidate into our Porterville Main office. Pending regulatory approvals, that transaction is also scheduled for completion in the second quarter of 2016.

Recent Accounting Pronouncements

Information on recent accounting pronouncements is contained in Note 2 to the consolidated financial statements.

Competition

The banking business in California in general, and more specifically in many of our market areas, is highly competitive. The industry continues to consolidate, particularly with the relatively large number of FDIC-assisted takeovers of failed banks and other acquisitions of troubled banks in recent years. There are also many unregulated companies competing for business in our markets with financial products targeted at profitable customer segments. Many of those companies are able to compete across geographic boundaries and provide meaningful alternatives to significant banking products and services. These competitive trends are likely to continue.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. Based on June 30, 2015 FDIC market share data for the 20 cities within which the Company maintains branches, the largest portion of deposits belongs to Wells Fargo Bank with 23.4% of total combined deposits, followed by Bank of America (16.2%), JPMorgan Chase (8.4%), Union Bank (6.7%), and Bank of the West (6.2%). Bank of the Sierra ranks sixth on the 2015 market share list with 5.6% of total deposits. In Tulare County, however, where the Bank was originally formed, we rank first for deposit market share with 19.6% of total deposits and have the largest number of branch locations (12, including our online branch). The larger banks noted above have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not provide directly but may offer indirectly through correspondent institutions, and by virtue of their greater capitalization those banks have legal lending limits that are substantially higher than ours. For loan customers whose needs exceed our legal lending limits, we typically arrange for the sale, or participation, of some of the balances to financial institutions that are not within our geographic footprint.

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

Employees

As of December 31, 2015 the Company had 352 full-time and 79 part-time employees. On a full-time equivalent basis staffing stood at 417 at December 31, 2015, down slightly from 420 at December 31, 2014.

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

Prior to January 1, 2015, the guidelines included a minimum required ratio of qualifying Tier 1 plus Tier 2 capital to total risk weighted assets of 8% (“Total Risk-Based Capital Ratio” or “Total RBC Ratio”), and a minimum required ratio of Tier 1 capital to total risk weighted assets of 4% (“Tier 1 Risk-Based Capital Ratio” or “Tier 1 RBC Ratio”). The guidelines also provided for a minimum Leverage Ratio, which is defined as Tier 1 capital to adjusted average assets (quarterly average assets less the disallowed capital items discussed below). The minimum Leverage Ratio is 3% for institutions having the highest regulatory rating, and 4% for all other institutions. Tier 1 capital is generally defined as the sum of core capital elements, less goodwill and other intangible assets, accumulated other comprehensive income, disallowed deferred tax assets, and certain other deductions. The following items are defined as core capital elements: (i) common shareholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) “restricted” core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements. Tier 2 capital includes the following supplemental capital elements: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

Pursuant to the adoption of final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for all U.S. banks and bank holding companies with more than $500 million in assets, minimum regulatory requirements for both the quantity and quality of capital held by the Company and the Bank increased effective January 1, 2015. Furthermore, a new capital class known as Common Equity Tier 1 capital was added, and most financial institutions were given the option of a one-time election to continue to exclude accumulated other comprehensive income (“AOCI”) from regulatory capital. Since the Company exercised its option to exclude AOCI with its first regulatory filings for 2015, our Common Equity Tier 1 capital includes common stock, additional paid-in capital, and retained earnings, less the following: disallowed goodwill and intangibles, disallowed deferred tax assets, and any insufficient additional capital to cover the deductions. The definitions of Tier 1 and Tier 2 capital are essentially unchanged, although disallowed amounts increased with the new rules. The final rules include new regulatory minimums of 4.5% for the common equity Tier 1 capital to total risk weighted assets ratio (“Common Equity Tier 1 RBC Ratio”), 6.0% for the Tier 1 RBC Ratio, 8.0% for the Total RBC Ratio, and 4.0% for the Leverage Ratio. The final rules also require a Common Equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. The capital buffer requirement will be phased in over three years beginning in 2016, and will effectively raise the minimum required Common Equity Tier 1 RBC Ratio to 7.0%, the Tier 1 RBC Ratio to 8.5%, and the Total RBC Ratio to 10.5% on a fully phased-in basis. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases, and on the payment of discretionary bonuses to executive management.

The final rules also increase the required capital for certain categories of assets, including higher-risk construction and real estate loans, certain past-due or nonaccrual loans, and certain exposures related to securitizations. The final rules permanently grandfather non-qualifying capital instruments (such as trust preferred securities and cumulative perpetual preferred stock) issued before May 19, 2010 for inclusion in the Tier 1 capital of banking organizations with total consolidated assets of less than $15 billion at December 31, 2009, subject to a limit of 25% of Tier 1 capital. As all of the Company’s trust preferred securities were issued prior to that date, they will continue to qualify as Tier 1 capital under the new rules.

The new minimum capital ratios became effective for us on January 1, 2015, and the capital buffers will be fully phased in by January 1, 2019. Based on our capital levels at December 31, 2015 and 2014, the Company and the Bank would have met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis. For more information on the Company’s capital, see Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital Resources. Risk-based capital ratio (“RBC”) requirements are discussed in greater detail in the following section.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total RBC Ratio of 10%; Tier 1 RBC Ratio of 8%; Common Equity Tier 1 RBC Ratio of 6.5%; and Leverage Ratio of 5%); “adequately capitalized” (Total RBC Ratio of 8%; Tier 1 RBC Ratio of 6%; Common Equity Tier 1 RBC Ratio of 4.5%; and Leverage Ratio of 4%); “undercapitalized” (Total RBC Ratio of less than 8%; Tier 1 RBC Ratio of less than 6%; Common Equity Tier 1 RBC Ratio of less than 4.5%; or Leverage Ratio of less than 4%); “significantly undercapitalized” (Total RBC Ratio of less than 6%; Tier 1 RBC Ratio of less than 4%; Common Equity Tier 1 RBC Ratio of less than 3%; or Leverage Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than or equal to 2%). A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment. As of December 31, 2015 and 2014, both the Company and the Bank were deemed to be well capitalized for regulatory capital purposes.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

Legislation and regulations enacted and implemented since 2008 in response to the U.S. economic downturn and financial industry instability continue to impact most institutions in the banking sector. Certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”), which was enacted in 2010, are now effective and have been fully implemented, including revisions in the deposit insurance assessment base for FDIC insurance and a permanent increase in coverage to $250,000; the permissibility of paying interest on business checking accounts; the removal of barriers to interstate branching and required disclosure and shareholder advisory votes on executive compensation. Additional actions taken to implement Dodd-Frank provisions include (i) final new capital rules, (ii) a final rule to implement the so called Volcker rule restrictions on certain proprietary trading and investment activities and (iii) final rules and increased enforcement action by the Consumer Finance Protection Bureau (discussed further below in connection with consumer protection).

Some aspects of Dodd-Frank are still subject to rulemaking and will take effect over several years, making it difficult to anticipate the ultimate financial impact on the Company, its customers or the financial services industry more generally. However, certain provisions of Dodd-Frank are already affecting our operations and expenses, including but not limited to changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected “best practices” for smaller institutions. We expect to see continued increases in the attention and resources devoted by the Company to ensure compliance with the statutory and regulatory requirements engendered by Dodd-Frank.

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

In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. The assessment amount fluctuates, but was 0.60 basis points of insured deposits for the fourth quarter of 2015. Those assessments will continue until the Financing Corporation bonds mature in 2019.

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

Overdrafts

The Electronic Funds Transfer Act, as implemented by the Federal Reserve’s Regulation E, governs transfers initiated through automated teller machines (“ATMs”), point-of-sale terminals, and other electronic banking services. Regulation E prohibits financial institutions from assessing an overdraft fee for paying ATM and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule does not apply to other types of transactions, such as check, automated clearinghouse (“ACH”) and recurring debit card transactions. Additionally, in November 2010 the FDIC issued its Overdraft Guidance on automated overdraft service programs, to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations. The procedural changes and fee adjustments necessitated by those regulatory changes resulted in lower overdraft income for the Company, and could further adversely impact non-interest income in the future.

Consumer Financial Protection and Financial Privacy

Dodd-Frank created the Consumer Finance Protection Bureau (the “CFPB”) as an independent entity with broad rulemaking, supervisory and enforcement authority over consumer financial products and services including deposit products, residential mortgages, home-equity loans and credit cards. The CFPB’s functions include investigating consumer complaints, conducting market research, rulemaking, supervising and examining bank consumer transactions, and enforcing rules related to consumer financial products and services. CFPB regulations and guidance apply to all financial institutions, including the Bank, although only banks with $10 billion or more in assets are subject to examination by the CFPB. Banks with less than $10 billion in assets, including the Bank, will continue to be examined for compliance by their primary federal banking agency.

In January 2013, the CFPB issued final regulations governing primarily consumer mortgage lending. One rule which became effective in January 2014 imposes additional requirements on lenders, including rules designed to require lenders to ensure borrowers’ ability to repay their mortgages. The CFPB also finalized a rule on escrow accounts for higher priced mortgage loans and a rule expanding the scope of the high-cost mortgage provision in the Truth in Lending Act. The CFPB also issued final rules implementing provisions of the Dodd-Frank Act that relate to mortgage servicing. In November 2013 the CFPB issued a final rule on integrated and simplified mortgage disclosures under the Truth in Lending Act and the Real Estate Settlement Procedures Act, which became effective in October 2015.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s: (i) lack of financial savvy, (ii) inability to protect himself in the selection or use of consumer financial products or services, or (iii) reasonable reliance on a covered entity to act in the consumer’s interests.

The Bank continues to be subject to numerous other federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Right to Financial Privacy Act, the Service Members Civil Relief Act, and respective state-law counterparts to these laws, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other laws require disclosures including the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Company’s ability to raise interest rates and subject the Company to substantial regulatory oversight.

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

USA Patriot Act of 2001

The impact of the USA Patriot Act of 2001 (the “Patriot Act”) on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced anti-money laundering and financial transparency laws, and required certain regulatory authorities to adopt rules that promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The Patriot Act also requires all financial institutions to establish anti-money laundering programs. The Bank expanded its Bank Secrecy Act compliance staff and intensified due diligence procedures concerning the opening of new accounts to fulfill the anti-money laundering requirements of the Patriot Act, and also implemented systems and procedures to identify suspicious banking activity and report any such activity to the Financial Crimes Enforcement Network.

Incentive Compensation

In June 2010, the FRB and the FDIC issued comprehensive final guidance on incentive compensation policies intended to help ensure that banking organizations do not undermine their own safety and soundness by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into proposed joint compensation regulations under the Dodd-Frank Act that would prohibit incentive-based payment arrangements that encourage inappropriate risks at specified regulated entities having at least $1 billion in total assets. The regulatory agencies will review, as part of their regular risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” Where appropriate, the regulatory agencies will take supervisory or enforcement action to address perceived deficiencies in an institution’s incentive compensation arrangements or related risk-management, control, and governance processes. The Company believes that it is in full compliance with the regulatory guidance on incentive compensation policies.

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

Risks Relating to the Bank and to the Business of Banking in General

Our business has been and may in the future be adversely affected by volatile conditions in the financial markets and unfavorable economic conditions generally. From December 2007 through June 2009, the U.S. economy was officially in recession. Business activity across a wide range of industries and regions in the U.S. was greatly reduced during the recession and in the ensuing years, and remains at subdued levels in some parts of the country today. The financial markets and the financial services industry in particular suffered unprecedented disruption, causing a large number of institutions to fail or to require government intervention to avoid failure.

As a result of the adverse financial and economic conditions noted in the previous paragraph, many lending institutions, including our Company, experienced material deterioration in the performance of their loans, particularly construction, development and land loans, and unsecured commercial and consumer loans. Consequently, our nonperforming assets and credit costs (primarily our loan loss provision, net costs associated with other real estate owned, legal expense, and appraisal costs) increased significantly during and after the recession. The Company’s nonperforming assets reached $80 million, or 8.54% of total loans and foreclosed assets in September 2009, relative to only $689,000, or 0.08% of total loans and foreclosed assets at the end of 2006, prior to the recession. Our credit quality has substantially improved over the past few years, with total nonperforming assets reduced to $13 million, or 1.13% of total loans plus foreclosed assets at the end of 2015, although that is still slightly higher than the recent median ratio of 0.94% for financial institutions with total assets between $500 million and $3 billion.

California’s San Joaquin Valley, where the Company is headquartered and has most of its branch locations, was particularly hard hit by the recession. Unemployment levels have always been elevated in the San Joaquin Valley, including Tulare County which is our geographic center, but recessionary conditions pushed unemployment rates to exceptionally high levels. The unemployment rate for Tulare County reached a high of 19.3% during the most recent economic cycle, in March 2010. It reflects a steady downward trend since 2010 and had declined to 12.2% by December 2015, but is still well above the 5.8% aggregate unemployment rate reported for California in December 2015. In addition, as discussed below in connection with challenges to the agricultural industry, if the California drought continues it could have a significant negative impact on unemployment rates in our market areas. The drop in oil prices could also negatively impact unemployment rates, particularly in Kern County.

There are indications of stabilized economic conditions, and the real estate sector appears to have gained momentum in many of our local markets. However unemployment remains relatively high, as noted above, and some local governments and businesses are still experiencing difficulties due to reduced consumer spending and a drop in tax revenues. Additional adverse market developments could further depress consumer confidence levels and payment patterns, which could cause real estate values to resume their unfavorable trends and lead to additional loan delinquencies and increased default rates.

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

Challenges in the agricultural industry could have an adverse effect on our customers and their ability to make payments to us, particularly in view of recent drought conditions in California. While the Company’s nonperforming assets are currently comprised mainly of loans secured by non-agricultural real estate and other real estate owned (“OREO”), the drivers behind high levels of nonperforming assets in previous economic cycles include difficulties experienced by the agricultural industry. This is due to the fact that a considerable portion of our borrowers are involved in, or are impacted to some extent by, the agricultural industry. While a great number of our borrowers are not directly involved in agriculture, they would likely be impacted by difficulties in the agricultural industry since many jobs in our market areas are ancillary to the regular production, processing, marketing and sale of agricultural commodities.

The markets for agricultural products can be adversely impacted by increased supply from overseas competition, a drop in consumer demand, and numerous other factors. The ripple effect of any resulting drop in commodity prices could lower borrower income and depress collateral values. Weather patterns are also of critical importance to row crop, tree fruit, and citrus production. A degenerative cycle of weather has the potential to adversely affect agricultural industries as well as consumer purchasing power, and could lead to further unemployment throughout the San Joaquin Valley. The state of California has recently experienced the worst drought in recorded history, and while precipitation this season appears to be above average it is difficult to predict if the drought will resume and how long it might last. Another looming issue that could have a major impact on the agricultural industry involves water availability and distribution rights. If the amount of water available to agriculture becomes increasingly scarce due to drought and/or diversion to other uses, farmers may not be able to continue to produce agricultural products at a reasonable profit, which has the potential to force many out of business. Such conditions have affected and may continue to adversely affect our borrowers and, by extension, our business, and if general agricultural conditions decline our level of nonperforming assets could increase.

The recent drop in oil prices could have an adverse impact on our customers and their ability to make payments to us, particularly in areas such as Kern County where oil production is a significant economic driver. Kern County, which is home to about three quarters of California’s oil production, declared a fiscal emergency in January 2015 after projecting a material budget gap resulting from declining oil prices. With oil prices down substantially in recent periods, there have been related declines in oil property values and property taxes. Kern County currently has ample fiscal reserves which it can access and it also plans to cut expenses to help address the issue, thus industry observers do not expect the County to file bankruptcy. However, economic multipliers to a contracting oil industry include the prospects of a depressed residential housing market and a drop in commercial real estate values. The Company does not have direct exposure to oil producers, but our indirect exposure via loans outstanding to borrowers involved in servicing oil companies totaled $43 million at December 31, 2015. If cash flows are disrupted for those service providers, or if other borrowers are indirectly impacted and/or non-oil property values decline, our level of nonperforming assets and loan charge-offs could increase.

Concentrations of real estate loans have negatively impacted our performance in the past, and could subject us further risks in the event of another real estate recession or natural disaster. Our loan portfolio is heavily concentrated in real estate loans, particularly commercial real estate. At December 31, 2015, 69% of our loan portfolio consisted of real estate loans, and a sizeable portion of the remaining loan portfolio has real estate collateral as a secondary source of repayment or as an abundance of caution. Real estate loans on commercial buildings represented approximately 49% of all real estate loans, while construction/development and land loans were 7%, loans secured by residential properties accounted for 27%, and loans secured by farmland were 17% of real estate loans. The Company’s $12.8 million balance of nonperforming assets at December 31, 2015 includes nonperforming real estate loans totaling $8.4 million, and $3.2 million in foreclosed assets comprised primarily of OREO.

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

Our concentration of commercial real estate, construction and land development, and commercial and industrial loans exposes us to increased lending risks. Commercial real estate, construction and land development, and commercial and industrial loans and leases (including agricultural production loans), which comprised approximately 53% of our total loan portfolio as of December 31, 2015, expose the Company to a greater risk of loss than residential real estate and consumer loans, which comprised a smaller percentage of the total loan portfolio. Commercial real estate and land development loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential loans. Consequently, an adverse development with respect to one commercial loan or credit relationship exposes us to greater risk of loss than an adverse development with respect to one residential mortgage loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrowers, which may be unpredictable, and the collateral securing these loans may fluctuate in value. At December 31, 2015, we had $159 million or 14% of total loans in commercial loans and leases (including agricultural production loans). Commercial lending involves risks that are different from those associated with real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower’s cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

Nonperforming assets adversely affect our results of operations and financial condition, and can take significant time to resolve. Our nonperforming loans may return to elevated levels, which would negatively impact earnings and could have a substantial adverse impact if conditions deteriorate. We do not record interest income on non-accrual loans, thereby adversely affecting income levels. Furthermore, when we receive collateral through foreclosures and similar proceedings, we are required to record the collateral at its fair market value less estimated selling costs, which may result in write-downs or losses. Additionally, our non-interest expense has been inflated in prior years due to the costs of reappraising adversely classified assets, write-downs on foreclosed assets incidental to declining property values, operating costs related to foreclosed assets, legal and other costs associated with loan collections, and various other expenses that would not typically be incurred in a more normal operating environment. A relatively high level of nonperforming assets also increases our risk profile and may impact the capital levels our regulators believe is appropriate in light of such risks. We utilize various techniques such as loan sales, workouts and restructurings to manage our problem assets. Deterioration in the value of these problem assets, the underlying collateral, or in the borrowers’ performance or financial condition, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires a significant commitment of time from management and staff, which can be detrimental to their performance of other responsibilities. There can be no assurance that we will avoid further increases in nonperforming loans in the future.

We may experience loan and lease losses in excess of our allowance for such losses. We endeavor to limit the risk that borrowers might fail to repay; nevertheless, losses can and do occur. We have established an allowance for estimated loan and lease losses in our accounting records based on:

•	historical experience with our loans;
•	evaluation of economic conditions;
•	regular reviews of the quality, mix and size of the overall loan portfolio;
•	a detailed cash flow analysis for nonperforming loans;
•	regular reviews of delinquencies; and
•	the quality of the collateral underlying our loans.

We maintain our allowance for loan and lease losses at a level that we believe is adequate to absorb specifically identified probable losses as well as any other losses inherent in our loan portfolio at a given date. While we strive to carefully monitor credit quality and to identify loans that may become nonperforming, at any given time there are loans in the portfolio that could result in losses but have not been identified as nonperforming or potential problem loans. We cannot be sure that we will identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral, and changes in the financial condition of borrowers, may lead to an increase in our estimate of probable losses or cause actual loan losses to exceed our current allowance. In addition, the FDIC and the DBO, as part of their supervisory functions, periodically review our allowance for loan and lease losses. Such agencies may require us to increase our provision for loan and lease losses or to recognize further losses based on their judgment, which may be different from that of our management. Any such increase in the allowance required by regulators could also hurt our business.

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

Our expenses could increase as a result of increases in FDIC insurance premiums or other regulatory assessments. The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below that level. Bank failures during and after the recent recession depleted the deposit insurance fund balance, which was in a negative position from the end of 2009 through the first quarter of 2011. The balance had increased to $70.1 billion with a resulting reserve ratio of 1.09% as of September 30, 2015. The FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under “Regulation and Supervision – Deposit Insurance”, the FDIC has implemented a restoration plan that adopted a new assessment base and established new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009, and required the prepayment of three years of estimated FDIC insurance premiums at the end of 2009. It is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures in recent years. Any further premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

We may not be able to continue to attract and retain banking customers, and our efforts to compete may reduce our profitability. The banking business in our current and intended future market areas is highly competitive with respect to virtually all products and services, which may limit our ability to attract and retain banking customers. In California generally, and in our service areas specifically, branches of major banks dominate the commercial banking industry. Such banks have substantially greater lending limits than we have, offer certain services we cannot offer directly, and often operate with economies of scale that result in relatively low operating costs. We also compete with numerous financial and quasi-financial institutions for deposits and loans, including providers of financial services over the internet. Recent advances in technology and other changes have allowed parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the income generated by those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Furthermore, with the large number of bank failures in the past decade, customers have become more concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with their bank is fully insured. Decreases in deposits may adversely affect our funding costs and net income. Ultimately, competition can and does increase our cost of funds, reduce loan yields and drive down our net interest margin, thereby reducing profitability. It can also make it more difficult for us to continue to increase the size of our loan portfolio and deposit base, and could cause us to rely more heavily on wholesale borrowings which are generally more expensive than retail deposits.

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

Unauthorized disclosure of sensitive or confidential customer information, whether through a cyber-attack, other breach of our computer systems or any other means, could severely harm our business. In the normal course of business we collect, process and retain sensitive and confidential customer information. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.

In recent periods there has been a rise in fraudulent electronic activity, security breaches, and cyber-attacks within the financial services industry, especially in the banking sector. Some financial institutions have reported breaches of their websites and systems which have involved sophisticated and targeted attacks intended to misappropriate sensitive or confidential information, destroy or corrupt data, disable or degrade service, disrupt operations or sabotage systems. These breaches can remain undetected for an extended period of time. Furthermore, our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications that may appear to be legitimate messages sent by the Bank, in attempts to misappropriate passwords, card numbers, bank account information or other personal information or to introduce viruses or malware to personal computers through so-called “Trojan horse” programs. Information security risks for financial institutions have increased in part because of new technologies, mobile services and other Internet or web-based products used to conduct financial and other business transactions, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. The secure maintenance and transmission of confidential information, as well as the secure and reliable execution of transactions over our systems, are essential to protect us and our customers and to maintain our customers’ confidence. Despite our efforts to identify, contain and mitigate these threats through detection and response mechanisms, product improvement, the use of encryption and authentication technology, and customer and employee education, such attempted fraudulent activities directed against us, our customers, and third party service providers remain a serious issue. The pervasiveness of cyber security incidents in general and the risks of cyber-crime are complex and continue to evolve.

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

Any cyber-attack or other security breach involving the misappropriation or loss of Company assets or those of its customers, or unauthorized disclosure of confidential customer information, could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations, and have a material adverse effect on our business.

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

Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully remediated. Our necessary dependence upon automated systems to record and process transactions and our large transaction volume may further increase the risk that technical flaws or employee tampering or manipulation of those systems could result in losses that are difficult to detect. We also may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control (for example, computer viruses or electrical or telecommunications outages, or natural disasters, disease pandemics or other damage to property or physical assets) which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their employees) and to the risk that our (or our vendors’) business continuity and data security systems might prove to be inadequate. The occurrence of any of these risks could result in a diminished ability to operate our business (for example, by requiring us to expend significant resources to correct the defect), as well as potential liability to clients, reputational damage and regulatory intervention, which could adversely affect our business, financial condition and results of operations, perhaps materially.

Previously enacted and potential future financial regulatory reforms could have a significant impact on our business, financial condition and results of operations. The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in July 2010. Dodd-Frank is having a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements called for in Dodd-Frank will be implemented over time, and most will be facilitated by the enactment of regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of Dodd-Frank will be implemented, the full extent to which they will impact our operations is unclear. The changes resulting from Dodd-Frank may impact the profitability of business activities, require changes to certain business practices, impose more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. In particular, the potential impact of Dodd-Frank on our operations and activities, both currently and prospectively, include, among others:

•	an increase in our cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;
•	the limitation of our ability to expand consumer product and service offerings due to more stringent consumer protection laws and regulations;
•	a material negative impact on our cost of funds when deposit rates increase, since financial institutions can now pay interest on business checking accounts;
•	a potential reduction in fee income, due to limits on interchange fees applicable to larger institutions which could ultimately lead to a competitive-driven reduction in the fees we receive; and
•	a potential increase in competition due to the elimination of remaining barriers to de novo interstate branching.

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

Changes in interest rates could adversely affect our profitability, business and prospects. Net interest income, and therefore earnings, can be adversely affected by differences or changes in the interest rates on, or the re-pricing frequency of, our financial instruments. In addition, fluctuations in interest rates can affect the demand of customers for products and services, and an increase in the general level of interest rates may adversely affect the ability of certain borrowers to make variable-rate loan payments. Accordingly, changes in market interest rates could have a material adverse effect on the Company’s asset quality, loan origination volume, financial condition, results of operations, and cash flows. This interest rate risk can arise from Federal Reserve Board monetary policies, as well as other economic, regulatory and competitive factors that are beyond our control.

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

The value of the securities in our investment portfolio may be negatively affected by disruptions in securities markets. The market for some of the investment securities held in our portfolio has experienced volatility and disruption in recent years. Market conditions may have a detrimental effect on the value of our securities, such as reduced valuations because of the heightened credit risks or illiquid markets, or the perception of such. There can be no assurance that any declines in market value associated with these disruptions will not result in other-than-temporary impairments of these investments, which would lead to accounting charges that could have a material adverse effect on our results of operations and capital levels.

We are exposed to the risk of environmental liabilities with respect to properties to which we obtain title. Approximately 69% of our loan portfolio at December 31, 2015 consisted of real estate loans. In the normal course of business we may foreclose and take title to real estate collateral, and could be subject to environmental liabilities with respect to those properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. These costs and claims could adversely affect our business and prospects.

Risks Related to our Common Stock

You may not be able to sell your shares at the times and in the amounts you want if the price of our stock fluctuates significantly or the trading market for our stock is not active. The trading price of our common stock could be impacted by a number of factors, many of which are outside our control. Although our stock has been listed on NASDAQ for many years, trading in our stock does not consistently occur in high volumes and the market for our stock cannot always be characterized as active. Thin trading in our stock may exaggerate fluctuations in the stock’s value, leading to price volatility in excess of that which would occur in a more active trading market. In addition, the stock market in general is subject to fluctuations that affect the share prices and trading volumes of many companies, and these broad market fluctuations could adversely affect the market price of our common stock. Factors that could affect our common stock price in the future include but are not necessarily limited to the following:

•	actual or anticipated fluctuations in our operating results and financial condition;
•	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;
•	failure to meet analysts’ revenue or earnings estimates;
•	speculation in the press or investment community;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	actions by shareholders;
•	sales of our equity or equity-related securities, or the perception that such sales may occur;

•	fluctuations in the trading volume of our common stock;
•	fluctuations in the stock prices, trading volumes, and operating results of our competitors;
•	general market conditions and, in particular, market conditions for the financial services industry;
•	proposed or adopted regulatory changes or developments;
•	regulatory action against us;
•	anticipated or pending investigations, proceedings, or litigation that involve or affect us; and
•	domestic and international economic factors unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility in the past, including in recent years. As a result, the market price of our common stock has at times been volatile, and could be in the future, as well. The capital and credit markets have also experienced volatility and disruption over the past several years, at times reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to the issuers’ underlying financial strength.

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

The Company relies heavily on the payment of dividends from the Bank. Other than $2.2 million in cash available at the holding company level at December 31, 2015, the Company’s ability to meet debt service requirements and to pay dividends depends on the Bank’s ability to pay dividends to the Company, as the Company has no other source of significant income. However, the Bank is subject to regulations limiting the amount of dividends it may pay. For example, the payment of dividends by the Bank is affected by the requirement to maintain adequate capital pursuant to the capital adequacy guidelines issued by the Federal Deposit Insurance Corporation. If (i) any capital ratio requirements are increased; (ii) the total risk-weighted assets of the Bank increase significantly; and/or (iii) the Bank’s income declines significantly, the Bank’s Board of Directors may decide or be required to retain a greater portion of the Bank’s earnings to achieve and maintain the required capital or asset ratios. This would reduce the amount of funds available for the payment of dividends by the Bank to the Company. Further, one or more of the Bank’s regulators could prohibit the Bank from paying dividends if, in their view, such payments would constitute unsafe or unsound banking practices. The Bank’s ability to pay dividends to the Company is also limited by the California Financial Code. Whether dividends are paid, and the frequency and amount of such dividends will also depend on the financial condition and performance of the Bank and the decision of the Bank’s Board of Directors. Information concerning the Company’s dividend policy and historical dividend practices is set forth in Item 5 below under “Dividends.” However, no assurance can be given that our future performance will justify the payment of dividends in any particular year.

Your investment may be diluted because of our ability to offer stock to others, and from the exercise of stock options. The shares of our common stock do not have preemptive rights. This means that you may not be entitled to buy additional shares if shares are offered to others in the future. We are authorized to issue up to 24,000,000 shares of common stock, and as of December 31, 2015 we had 13,254,088 shares of common stock outstanding. Except for certain limitations imposed by NASDAQ, nothing restricts our ability to offer additional shares of stock for fair value to others in the future. Any issuances of common stock would dilute our shareholders’ ownership interests and may dilute the per share book value of our common stock. In addition, when our directors and officers exercise in-the-money stock options your ownership in the Company is diluted. As of December 31, 2015, there were outstanding options to purchase an aggregate of 499,600 shares of our common stock with an average exercise price of $14.83 per share. At the same date there were an additional 808,980 shares available to grant under our 2007 Stock Incentive Plan.

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

The holders of our debentures have rights that are senior to those of our shareholders. In 2004 we issued $15,464,000 of junior subordinated debt securities due March 17, 2034, and in 2006 we issued an additional $15,464,000 of junior subordinated debt securities due September 23, 2036 in order to supplement regulatory capital. These junior subordinated debt securities are senior to the shares of our common stock. As a result, we must make interest payments on the debentures before any dividends can be paid on our common stock, and in the event of our bankruptcy, dissolution or liquidation, the holders of debt securities must be paid in full before any distributions may be made to the holders of our common stock. In addition, we have the right to defer interest payments on the junior subordinated debt securities for up to five years, during which time no dividends may be paid to holders of our common stock. In the event that the Bank is unable to pay dividends to us, we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and thus would be unable to declare and pay any dividends on our common stock.

Provisions in our articles of incorporation could delay or prevent changes in control of our corporation or our management. Our articles of incorporation contain provisions for staggered terms of office for members of the board of directors; no cumulative voting in the election of directors; and the requirement that our board of directors consider the potential social and economic effects on our employees, depositors, customers and the communities we serve as well as certain other factors, when evaluating a possible tender offer, merger or other acquisition of the Company. These provisions make it more difficult for another company to acquire us, which could cause our shareholders to lose an opportunity to be paid a premium for their shares in an acquisition transaction and reduce the current and future market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2. Properties

The Company’s administrative headquarters is in a 37,000 square foot, three-story office building located at 86 North Main Street, Porterville, California, and our main office consists of a one-story brick building located at 90 N. Main Street, Porterville, California, adjacent to our administrative headquarters. Both of those buildings are situated on unencumbered property owned by the Company. The Company also owns unencumbered property on which 15 of our other offices are located, namely the following branches: Porterville West Olive, Bakersfield Ming, California City, Dinuba, Exeter, Farmersville, Fresno Shaw, Hanford, Lindsay, Santa Paula, Tehachapi Downtown, Tehachapi Old Town, Three Rivers, Tulare, and Visalia Mooney. The remaining branches as well as our loan production office, technology center, and six remote ATM locations are leased from unrelated parties. While limited branch expansion is planned, management believes that existing back-office facilities are adequate to accommodate the Company’s operations for the immediately foreseeable future.

Item 3. Legal Proceedings

From time to time the Company is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Company is a party, management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse effect on the financial condition of the Company.

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

The following table summarizes trades of the Company’s Common Stock, setting forth the approximate high and low sales prices and volume of trading for the periods indicated, based upon information available via public sources:

	Sale Price of the Company’s		Approximate
Calendar	Common Stock (per share)		Trading Volume
Quarter Ended	High	Low	In Shares
March 31, 2014	$17.00	$14.86	1,853,833
June 30, 2014	$16.25	$14.68	1,830,309
September 30, 2014	$17.95	$14.66	1,423,854
December 31, 2014	$18.00	$15.53	1,303,554
March 31, 2015	$17.64	$15.16	771,709
June 30, 2015	$17.42	$16.03	1,699,567
September 30, 2015	$18.14	$15.80	1,205,760
December 31, 2015	$19.13	$15.50	1,137,602

(b) Holders

As of January 31, 2016 there were an estimated 4,522 shareholders of the Company’s Common Stock. There were 493 registered holders of record on that date, and per Broadridge, an investor communication company, there were also 4,029 beneficial holders with shares held under a street name, including “objecting beneficial owners” whose names and addresses are unavailable.

(c) Dividends

The Company paid cash dividends totaling $5.7 million, or $0.42 per share in 2015 and $4.8 million, or $0.34 per share in 2014, which represents 31% of annual net earnings for both 2015 and 2014. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to its growth capacity. However, in the past when many of our peers elected to suspend dividend payments, the Company’s Board determined that we should continue to pay a certain level of dividend as long as our core operating performance was adequate and policy or regulatory restrictions did not preclude such payments, without regard to peer payout ratios. While we have paid a consistent level of quarterly dividends in the past few years, no assurance can be given that our financial performance in any given year will justify the continued payment of a certain level of cash dividend, or any cash dividend at all.

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends upon cash on hand as supplemented by dividends from the Bank. The Bank’s dividend practices in turn depend upon the Bank’s earnings, financial position, regulatory standing, the ability to meet current and anticipated regulatory capital requirements, and other factors deemed relevant by the Bank’s Board of Directors. The authority of the Bank’s Board of Directors to declare cash dividends is also subject to statutory restrictions. Under California banking law, the Bank may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Business Oversight, in an amount not exceeding the greatest of (i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year.

The Company’s ability to pay dividends is also limited by state law. California law allows a California corporation to pay dividends if the company’s retained earnings equal at least the amount of the proposed dividend. If a California corporation does not have sufficient retained earnings available for the proposed dividend, it may still pay a dividend to its shareholders if immediately after the dividend the sum of the company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the company would be at least equal to its current liabilities, or, if the average of its earnings before income taxes and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not pay any dividends or make any distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

(d) Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to options outstanding and available under our 2007 Stock Incentive Plan and the terminated 1998 Stock Option Plan, which are our only equity compensation plans other than an employee benefit plan meeting the qualification requirements of Section 401(a) of the Internal Revenue Code:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	499,600	$14.83	808,980

(e) Performance Graph

Below is a five-year performance graph comparing the cumulative total return on the Company’s common stock to the cumulative total returns of the NASDAQ Composite Index (a broad equity market index), the SNL Bank Index, and the SNL $1 billion to $5 billion Bank Index (the latter two qualifying as peer bank indices), assuming a $100 investment on December 31, 2010 and the reinvestment of dividends.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Sierra Bancorp	100.00	83.86	111.58	159.85	178.12	183.69
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Bank $1B-$5B	100.00	91.20	112.45	163.52	170.98	191.39
SNL Bank	100.00	77.44	104.51	143.49	160.40	163.14

Source: SNL Financial LC, Charlottesville, VA

(f) Stock Repurchases

Subsequent to completion of a stock buyback plan whereby 700,000 shares were repurchased from March 2014 through April 2015, the Company’s Board announced authorization of an additional 500,000 shares for repurchase. Repurchase activity under that allotment commenced after a new trading plan was established and the Company’s insider trading window opened in the latter part of April. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and in fact there were no shares repurchased during the fourth quarter of 2015 due to the likelihood of the acquisition that was announced in January 2016. The repurchase program might be reactivated subsequent to completion of the acquisition and a more precise assessment of the acquisition’s impact on capital, but again no assurance can be provided in that regard. A total of 104,319 shares remained authorized and available for repurchase as of December 31, 2015.

While in general the Company has ultimate discretion with regard to potential share repurchases based upon market conditions and any other relevant considerations, all of the Company’s repurchases of its common stock during 2015 were executed pursuant to plans established by the Company in accordance with SEC Rule 10b5-1. A 10b5-1 plan enables us to continue to repurchase stock during the trading blackout for insiders unless the plan is cancelled, but it also imposes volume restrictions and limits our ability to change pricing and other parameters outlined the plan.

Item 6. Selected Financial Data

The following table presents selected historical financial information concerning the Company, which should be read in conjunction with our audited consolidated financial statements, including the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere herein. The selected financial data as of December 31, 2015 and 2014, and for each of the years in the three year period ended December 31, 2015, is derived from our audited consolidated financial statements and related notes which are included in this Annual Report. The selected financial data presented for earlier years is derived from our audited financial statements which are not included in this Annual Report. Throughout this Annual Report, information is for the consolidated Company unless otherwise stated.

Selected Financial Data

(dollars in thousands, except per share data)

	As of and for the years ended December 31,
Income Statement Summary	2015	2014	2013	2012	2011
Interest income	$62,707	$55,121	$51,785	$54,902	$58,614
Interest expense	2,581	2,796	3,221	4,321	5,657
Net interest income before provision for loan losses	60,126	52,325	48,564	50,581	52,957
Provision for loan losses	-	350	4,350	14,210	12,000
Non-interest income	17,715	15,831	17,063	18,126	14,992
Non-interest expense	50,703	46,375	44,815	46,656	47,605
Income before provision for income taxes	27,138	21,431	16,462	7,841	8,344
Provision (benefit) for income taxes	9,071	6,191	3,093	(344)	564
Net Income	18,067	15,240	13,369	8,185	7,780

Balance Sheet Summary
Total loans, net	1,124,602	961,056	793,087	867,078	740,929
Allowance for loan losses	(10,423)	(11,248)	(11,677)	(13,873)	(17,283)
Securities available for sale	507,582	511,883	425,044	380,188	406,471
Cash and due from banks	48,623	50,095	78,006	61,818	63,036
Foreclosed Assets	3,193	3,991	8,185	19,754	15,364
Premises and equipment, net	21,990	21,853	20,393	21,830	20,721
Total Interest-Earning assets	1,634,180	1,474,629	1,244,795	1,279,932	1,185,647
Total Assets	1,796,537	1,637,320	1,410,249	1,437,903	1,335,405
Total Interest-Bearing liabilities	1,150,010	1,038,177	845,084	926,362	883,236
Total Deposits	1,464,628	1,366,695	1,174,179	1,174,034	1,086,268
Total Liabilities	1,606,197	1,450,229	1,228,575	1,264,011	116,841
Total Shareholders' Equity	190,340	187,091	181,674	173,892	168,564
Per Share Data
Net Income Per Basic Share	1.34	1.09	0.94	0.58	0.55
Net Income Per Diluted Share	1.33	1.08	0.94	0.58	0.55
Book Value	14.36	13.67	12.78	12.33	11.95
Cash Dividends	0.42	0.34	0.26	0.24	0.24
Weighted Average Common Shares Outstanding Basic	13,460,605	14,001,958	14,155,927	14,103,805	14,036,667
Weighted Average Common Shares Outstanding Diluted	13,585,110	14,136,486	14,290,150	14,120,313	14,085,201
Key Operating Ratios:
Performance Ratios:
Return on Average Equity (1)	9.59%	8.18%	7.56%	4.74%	4.73%
Return on Average Assets (2)	1.07%	1.03%	0.96%	0.59%	0.59%
Net Interest Spread (tax-equivalent) (3)	3.92%	3.92%	3.90%	4.08%	4.41%
Net Interest Margin (tax-equivalent)	3.99%	4.01%	4.02%	4.22%	4.59%
Dividend Payout Ratio (4)	31.34%	31.33%	27.52%	41.35%	43.29%
Equity to Assets Ratio (5)	11.13%	12.58%	12.72%	12.51%	12.37%
Efficiency Ratio (tax-equivalent)	63.98%	66.39%	66.90%	66.39%	67.83%
Net Loans to Total Deposits at Period End	76.78%	70.32%	67.54%	73.85%	68.21%
Asset Quality Ratios:
Non-Performing Loans to Total Loans	0.85%	2.13%	4.66%	6.03%	7.41%
Non-Performing Assets to Total Loans and Other Real Estate Owned	1.13%	2.53%	5.62%	8.10%	9.25%
Net Charge-offs (recoveries) to Average Loans	0.08%	0.09%	0.81%	2.23%	2.06%
Allowance for Loan Losses to Net Loans at Period End	0.93%	1.17%	1.47%	1.60%	2.33%
Allowance for Loan Losses to Non-Performing Loans	108.19%	54.40%	31.21%	26.13%	30.80%
Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-weighted Assets	13.98%	N/A	N/A	N/A	N/A
Tier 1 Capital to Adjusted Average Assets (Leverage Ratio)	12.14%	12.99%	14.37%	13.34%	14.11%
Tier 1 Capital to Risk-weighted Assets	16.17%	17.39%	20.39%	18.11%	20.46%
Total Capital to Risk-weighted Assets	17.01%	18.44%	21.67%	19.36%	21.72%

(1)	Net income divided by average shareholders' equity.

(2)	Net income divided by average total assets.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)	Total dividends paid divided by net income.

(5)	Average equity divided by average total assets.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion presents Management’s analysis of the Company’s financial condition as of December 31, 2015 and 2014, and the results of operations for each of the years in the three-year period ended December 31, 2015. The discussion should be read in conjunction with the Company’s consolidated financial statements and the notes related thereto presented elsewhere in this Form 10-K Annual Report (see Item 8 below).

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

Summary of Performance

The Company recognized net income of $18.067 million in 2015, relative to $15.240 million in 2014 and $13.369 million in 2013. Net income per diluted share was $1.33 in 2015, as compared to $1.08 in 2014 and $0.94 for 2013. The Company’s return on average assets and return on average equity were 1.07% and 9.59%, respectively, in 2015, as compared to 1.03% and 8.18%, respectively, in 2014, and 0.96% and 7.56%, respectively, for 2013. The Company’s financial performance improved in 2015, due in part to economic conditions that contributed to reductions in nonperforming assets, increased lending activity, and strong core deposit growth. Those trends were also evident in 2014 and 2013, but for several years prior to that our financial performance was materially impacted by adverse economic conditions. The following are some of the major factors impacting the Company’s results of operations for the years presented in the consolidated financial statements.

•	Net interest income increased by 15% in 2015 and 8% in 2014, due primarily to growth in average interest-earning assets that was largely funded by low-cost non-maturity deposits, and non-recurring interest income. The growth in average earning assets in 2015 resulted from a combination of our acquisition of Santa Clara Valley Bank in the latter part of 2014, organic growth, and the purchase of residential mortgage loans in the first quarter of 2015. The positive impact of asset growth was partially offset by a two basis point drop in our net interest margin for 2015, resulting in part from relatively strong growth in lower-yielding mortgage warehouse loans and continued competitive pressures on loan yields. Net interest income has been favorably impacted by non-recurring interest income, which added $825,000 to interest income in 2015 relative to $505,000 in 2014.

•	We were not required to record a loan loss provision in 2015, as opposed to provisions of $350,000 in 2014 and $4.350 million in 2013. During the recession and for several years thereafter, our loan loss provision was unusually high due to the establishment of specific reserves for impaired loans, the replenishment of reserves subsequent to loan charge-offs, and the buildup of general reserves for performing loans due to higher historical loss factors. The lower provisions in 2015 and 2014 were facilitated by a reduction of impaired loan balances, lower loan losses, and tighter underwriting standards for new and renewed loans.

•	Non-interest income increased by $1.884 million, or 12%, in 2015 compared to 2014, but was down $1.232 million, or 7%, in 2014 relative to 2013. The largest favorable variance within this category in 2015 was in service charges on deposit accounts, which were up $1.124 million, or 14%, due primarily to fees earned from increased activity on commercial accounts and higher overdraft income. Other contributors to the 2015 increase include a non-recurring special dividend from the Federal Home Loan Bank, higher debit card interchange income, increases in other activity-based fees, and lower pass-through costs on our low-income housing tax credit investments. Favorable variances in 2015 were partially offset by a $380,000 drop in income on bank-owned life insurance (“BOLI”) associated with deferred compensation plans. The primary factors impacting the unfavorable variance in non-interest income in 2014 include a drop in overdraft income and certain other deposit fee income, lower income on BOLI associated with deferred compensation plans, and lower merchant fees.

•	Operating expense increased by $4.328 million, or 9%, in 2015 over 2014, and was up by $1.560 million, or 3%, in 2014 relative to 2013. Almost half of the increase in 2015 was in salaries and benefits, which were up by $1.945 million, or 8%, for the year due in large part to recurring compensation costs associated with our acquisition that was completed in the latter part of 2014. Furthermore, the acquisition was a major contributor to increases in occupancy expense, data processing expense, telecommunications expense, and other operating costs. OREO expense was also up by $1.573 million in 2015 due in large part to substantial gains realized on the sale of OREO in 2014, and sundry and teller costs increased by $349,000 due to an increase in fraudulent debit card activity. The largest single favorable variance within other non-interest expense in 2015 over 2014 was a reduction of $1.969 million in non-recurring acquisition costs. Direct costs incurred or accrued in conjunction with our acquisition of SCVB totaled $2.070 million in 2014, which led to an unfavorable variance in non-interest expense in 2014 over 2013 along with higher personnel costs, ongoing and non-recurring costs associated with our core system conversion, and costs associated with our rebranding project. Those increases were partially offset by the aforementioned gains on the sale of OREO in 2014.

•	The Company had tax provisions of $9.071 million, or 33% of pre-tax income in 2015; $6.191 million, or 29% of pre-tax income in 2014; and $3.093 million, or 19% of pre-tax income in 2013. The tax provisioning rate has been increasing due to higher taxable income and a declining level of available tax credits, including those generated by our investments in low-income housing tax credit funds as well as certain hiring tax credits.

The Company’s assets totaled $1.797 billion at December 31, 2015, relative to total assets of $1.637 billion at December 31, 2014. Total liabilities were $1.606 billion at the end of 2015 compared to $1.450 billion at the end of 2014, and shareholders’ equity totaled $190 million at December 31, 2015 relative to $187 million at December 31, 2014. The following is a summary of key balance sheet changes during 2015.

•	Total assets increased by $159 million, or 10%. The increase resulted from growth in performing loans that was partially offset by a reduction in nonperforming assets, and lower cash and investment balances.

•	Gross loans and leases were up $162 million, or 17%, for the year in 2015. Loan growth was favorably impacted by a $74 million upsurge in balances outstanding on mortgage warehouse lines from increased line utilization, the first quarter purchase of $28 million in residential mortgage loans, and strong organic growth in other non-farm real estate loans and agricultural production loans.

•	Nonperforming assets ended 2015 at $13 million, representing a reduction of $12 million, or 48%, for the year. The net decline during 2015 is comprised of an $11 million reduction in loans on non-accrual status and a $1 million reduction in foreclosed assets. The Company’s ratio of nonperforming assets to loans plus foreclosed assets fell to 1.13% at December 31, 2015, from 2.53% at December 31, 2014.

•	Our allowance for loan and lease losses totaled $10.4 million as of December 31, 2015, a decline of $825,000, or 7%, relative to year-end 2014. The drop during 2015 was due to the charge-off of certain impaired loan balances against previously-established reserves, partially offset by higher general reserves on performing loans resulting from loan growth. The allowance fell to 0.92% of total loans at December 31, 2015 from 1.16% of total loans at December 31, 2014, due to loan growth in portfolio segments with low historical loss rates and credit quality improvement in the remainder of the loan portfolio.

•	Deposits reflect an increase of $98 million, or 7%, during 2015 due primarily to organic growth in core non-maturity deposits. Combined transaction account balances were up $87 million, or 11%, and savings deposits increased $25 million, or 15%, while money market deposits dropped $16 million, or 14%, and time deposits experienced minimal overall change.

•	Total capital increased by $3 million, or 2%, to $190 million at December 31, 2015. The increase in capital was relatively small in 2015, since the addition of net income to retained earnings and the impact of stock options exercised during the year were largely offset by the Company’s repurchase of shares, the payment of cash dividends, and a drop in accumulated other comprehensive income. While still robust, risk-based capital ratios declined in 2015 as capital was leveraged during the year to grow risk-adjusted assets. At December 31, 2015, the consolidated Company’s Common Equity Tier One Capital Ratio was 13.98%, its Tier One Risk-Based Capital Ratio was 16.17%, Total Risk-Based Capital Ratio was 17.01%, and Tier One Leverage Ratio was 12.14%.

Results of Operations

Net income was $18.067 million in 2015, an increase of $2.827 million, or 19%, relative to 2014. The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on deposits and other borrowed money. The second is non-interest income, which primarily consists of customer service charges and fees but also comes from non-customer sources such as bank-owned life insurance. The majority of the Company’s non-interest expense is comprised of operating costs that facilitate offering a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

Net interest income was $60.126 million in 2015, compared to $52.325 million in 2014 and $48.564 million in 2013. This equates to increases of 15% in 2015 and 8% in 2014. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

The following table shows average balances for significant balance sheet categories and the amount of interest income or interest expense associated with each category for each of the past three years. The table also displays the calculated yields on each major component of the Company’s investment and loan portfolios, the average rates paid on each key segment of the Company’s interest-bearing liabilities, and our net interest margin for the noted periods.

Distribution, Rate & Yield

(dollars in thousands, except footnotes)

	Year Ended December 31,
	2015			2014			2013
	Average	Income/	Average	Average	Income/	Average	Average	Income/	Average
	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)	Balance(1)	Expense	Rate/Yield(2)
Assets
Investments:
Federal funds sold/Due from banks	$11,313	$31	0.27%	$24,552	$62	0.25%	$40,522	$102	0.25%
Taxable	405,987	8,192	1.99%	359,674	7,653	2.10%	309,944	4,899	1.56%
Non-taxable	99,963	2,953	4.54%	97,809	2,936	4.62%	86,591	2,737	4.79%
Equity	1,760	19	1.06%	2,474	90	3.59%	2,211	17	0.76%
Total Investments	519,023	11,195	2.43%	484,509	10,741	2.51%	439,268	7,755	1.74%
Loans and Leases:(3)
Real Estate	730,509	38,203	5.23%	631,878	33,524	5.31%	557,014	31,064	5.58%
Agricultural	32,084	1,329	4.14%	25,151	993	3.95%	25,660	1,011	3.94%
Commercial	106,342	4,941	4.65%	99,847	4,481	4.49%	99,402	5,059	5.09%
Consumer	16,981	1,707	10.05%	21,137	1,923	9.10%	25,980	2,121	8.16%
Mortgage Warehouse	138,106	5,103	3.69%	79,096	3,272	4.14%	92,711	4,618	4.98%
Direct Financing Leases	1,871	98	5.24%	2,311	125	5.41%	2,985	157	5.26%
Other	2,090	131	6.27%	561	62	11.05%	781	-	0.00%
Total Loans and Leases	1,027,983	51,512	5.01%	859,981	44,380	5.16%	804,533	44,030	5.47%
Total Interest Earning Assets (4)	1,547,006	62,707	4.16%	1,344,490	55,121	4.22%	1,243,801	51,785	4.28%
Other Earning Assets	7,385			6,178			6,099
Non-Earning Assets	138,378			130,681			139,953
Total Assets	$1,692,769			$1,481,349			$1,389,853

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$120,363	$355	0.29%	$104,808	$283	0.27%	$83,757	$281	0.34%
NOW	293,043	344	0.12%	244,085	338	0.14%	195,689	359	0.18%
Savings Accounts	186,224	207	0.11%	153,591	241	0.16%	133,019	285	0.21%
Money Market	109,479	78	0.07%	80,238	80	0.10%	71,339	94	0.13%
CDAR's	12,007	8	0.07%	12,645	11	0.09%	13,785	36	0.26%
Certificates of Deposit<$100,000	77,058	247	0.32%	77,563	326	0.42%	89,604	420	0.47%
Certificates of Deposit>$100,000	215,625	535	0.25%	202,196	691	0.34%	211,541	823	0.39%
Brokered Deposits	644	11	1.71%	5,940	94	1.58%	11,233	157	1.40%
Total Interest Bearing Deposits	1,014,443	1,785	0.18%	881,066	2,064	0.23%	809,967	2,455	0.30%
Borrowed Funds:
Federal Funds Purchased	6	-	-	12	-	-	2	-	-
Repurchase Agreements	8,601	35	0.41%	5,936	21	0.35%	2,876	13	0.45%
Short Term Borrowings	14,697	31	0.21%	3,502	4	0.11%	3,497	6	0.17%
Long Term Borrowings	2,504	13	0.52%	904	4	0.44%	1,041	33	3.17%
TRUPS	30,928	717	2.32%	30,928	703	2.27%	30,928	714	2.31%
Total Borrowed Funds	56,736	796	1.40%	41,282	732	1.77%	38,344	766	2.00%
Total Interest Bearing Liabilities	1,071,179	2,581	0.24%	922,348	2,796	0.30%	848,311	3,221	0.38%
Non-interest Bearing Demand Deposits	417,993			355,395			348,579
Other Liabilities	15,116			17,213			16,184
Shareholders' Equity	188,481			186,393			176,779
Total Liabilities and Shareholders' Equity	$1,692,769			$1,481,349			$1,389,853

Interest Income/Interest Earning Assets			4.16%			4.22%			4.28%
Interest Expense/Interest Earning Assets			0.17%			0.21%			0.26%
Net Interest Income and Margin(5)		$60,126	3.99%		$52,325	4.01%		$48,564	4.02%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis.
(3)	Loans are gross of the allowance for possible loan losses. Net loan fees have been included in the calculation of interest income. Net loan Fees and loan acquisition FMV amortization were $276,596, $(731,316) and $(10,967) for the years ended December 31, 2015, 2014, and 2013 respectively.
(4)	Non-accrual loans are slotted by loan type and have been included in total loans for purposes of total interest earning assets.
(5)	Net interest margin represents net interest income as a percentage of average interest-earning assets (tax-equivalent).

The Volume and Rate Variances table below sets forth the dollar difference for the comparative periods in interest earned or paid for each major category of interest-earning assets and interest-bearing liabilities, and the amount of such change attributable to fluctuations in average balances (volume) or differences in average interest rates. Volume variances are equal to the increase or decrease in average balances multiplied by prior period rates, and rate variances are equal to the change in rates multiplied by prior period average balances. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance.

Volume & Rate Variances	Years Ended December 31,
(dollars in thousands)	2015 over 2014			2014 over 2013
	Increase(decrease) due to			Increase(decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$(33)	$2	$(31)	$(40)	$-	$(40)
Taxable	985	(446)	539	786	1,968	2,754
Non-taxable(1)	65	(48)	17	355	(156)	199
Equity	(26)	(45)	(71)	2	71	73
Total Investments	991	(537)	454	1,103	1,883	2,986

Loans and Leases:
Real Estate	5,233	(554)	4,679	4,175	(1,715)	2,460
Agricultural	274	62	336	(20)	2	(18)
Commercial	291	169	460	23	(601)	(578)
Consumer	(378)	162	(216)	(395)	197	(198)
Mortgage Warehouse	2,441	(610)	1,831	(678)	(668)	(1,346)
Direct Financing Leases	(24)	(3)	(27)	(35)	3	(32)
Other	169	(100)	69	-	62	62
Total Loans and Leases	8,006	(874)	7,132	3,070	(2,720)	350
Total Interest Earning Assets	$8,997	$(1,411)	$7,586	$4,173	$(837)	$3,336
Liabilities
Interest Bearing Deposits:
Demand
NOW	$42	$30	$72	$71	$(69)	$2
Savings Accounts	68	(62)	6	89	(110)	(21)
Money Market	51	(85)	(34)	44	(88)	(44)
CDAR's	29	(31)	(2)	12	(26)	(14)
Certificates of Deposit < $100,000	(1)	(2)	(3)	(3)	(22)	(25)
Certificates of Deposit > $100,000	(2)	(77)	(79)	(56)	(38)	(94)
Brokered Deposits	46	(202)	(156)	(36)	(96)	(132)
Total Interest Bearing Deposits	(84)	1	(83)	(74)	11	(63)
Borrowed Funds:	149	(428)	(279)	47	(438)	(391)

Federal Funds Purchased	-	-	-	-	-	-
Repurchase Agreements	9	5	14	14	(6)	8
Short Term Borrowings	13	14	27	-	(2)	(2)
Long Term Borrowings	7	2	9	(4)	(25)	(29)
TRUPS	-	14	14	-	(11)	(11)
Total Borrowed Funds	29	35	64	10	(44)	(34)
Total Interest Bearing Liabilities	178	(393)	(215)	57	(482)	(425)
Net Interest Income	$8,819	$(1,018)	$7,801	$4,116	$(355)	$3,761

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for 2015 over 2014 was a favorable $8.819 million, due primarily to a $203 million increase in the average balance of interest-earning assets resulting from our acquisition of Santa Clara Valley Bank, organic growth, and loan purchases. The volume variance was enhanced by the fact that the average balance of loans grew by 20% relative to only 7% growth in the average balance of lower-yielding investments, as well as a shift within investments out of lower-yielding balances held at the Federal Reserve Bank. It was unfavorably impacted by the fact that lower-yielding mortgage warehouse loans and agricultural loans experienced disproportionate growth relative to other loan categories.

The impact of interest rate changes resulted in an unfavorable rate variance of $1.018 million in net interest income for 2015 relative to 2014. Despite the fact that our yield on earning assets and cost of interest-bearing liabilities were both down by six basis points, the rate variance was negative due to the volume differential between our interest-earning assets and interest-bearing liabilities. That differential averaged $422 million for 2014, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than the rate decrease for interest-bearing liabilities and had a greater impact on net interest income. Investment yields were lower due to the reinvestment of portfolio cash flows in a historically low interest rate environment, and the weighted average yield on loans declined due to the impact of continued competition on loan rates and relatively robust growth in lower-yielding mortgage warehouse loans. Our weighted average cost of interest-bearing liabilities was down because of a drop in deposit rates, combined with a lower overall rate on non-deposit borrowings resulting from disproportionate growth in low-cost short-term borrowings.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.99% in 2015, a drop of only 2 basis points relative to 2014. The principal developments impacting our net interest margin in 2015 include lower yields on loans and investments, and a shift within loans to lower-yielding loan segments. Partially alleviating the negative pressures on loan rates was higher non-recurring interest income such as net interest recovered on non-accrual loans and prepayment penalties, which totaled $825,000 in 2015 relative to $505,000 in 2014. Lower deposit rates also helped offset the negative factors impacting our net interest margin.

Provision for Loan and Lease Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. A loan loss provision was not required for 2015, but we recorded a loan loss provision of $350,000 in 2014.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. Net loans charged off by the Company totaled $825,000 in 2015 relative to $779,000 in 2014, but those charge-offs were primarily recorded against reserves established in previous periods and thus did not necessitate reserve replenishment. Additional factors impacting our allowance for loan and lease losses and lack of provisioning in recent periods include the following: loan growth has occurred in portfolio segments with low historical loss rates, and credit quality improvement is evident in the remainder of the loan portfolio due to tighter loan underwriting standards implemented subsequent to the recession.

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

Non-interest Revenue and Operating Expense

The table below sets forth the major components of the Company’s non-interest revenue and operating expense, along with relevant ratios, for the years indicated:

Non-Interest Income/Expense

(dollars in thousands)

	Year Ended December 31,
	2015	% of Total	2014	% of Total	2013	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$9,399	53.06%	$8,275	52.27%	$9,022	52.87%
Credit card fees	463	2.61%	451	2.85%	462	2.71%
Checkcard fees	4,234	23.90%	3,908	24.69%	3,749	21.97%
Other service charges and fees	3,154	17.80%	2,336	14.76%	2,372	13.90%
Bank owned life insurance income	907	5.12%	1,278	8.07%	1,787	10.47%
Gains on sale of loans	6	0.03%	3	0.02%	129	0.76%
Gain on sales securities	666	3.76%	667	4.21%	6	0.04%
(Loss) on tax credit investment	(1,058)	-5.97%	(1,161)	-7.33%	(1,063)	-6.23%
Other	(56)	-0.31%	74	0.46%	599	3.51%
Total non-interest income	17,715	100.00%	15,831	100.00%	17,063	100.00%
As a % of average interest-earning assets		1.15%		1.18%		1.37%

OTHER OPERATING EXPENSES:
Salaries and employee benefits	24,871	49.05%	22,926	49.44%	21,920	48.91%
Occupancy costs
Furniture and equipment	2,060	4.06%	1,862	4.02%	1,964	4.38%
Premises	4,839	9.54%	4,482	9.66%	4,310	9.62%
Advertising and promotion costs	2,319	4.57%	2,205	4.75%	1,960	4.37%
Data processing costs	3,426	6.76%	2,716	5.86%	1,562	3.49%
Deposit services costs	3,182	6.28%	2,587	5.58%	2,405	5.37%
Loan services costs
Loan processing	891	1.76%	1,113	2.40%	999	2.23%
Foreclosed Assets	153	0.30%	(1,420)	-3.06%	1,529	3.41%
Other operating costs
Telephone and data communications	1,857	3.66%	1,283	2.77%	1,613	3.60%
Postage and mail	923	1.82%	775	1.67%	713	1.59%
Other	800	1.58%	716	1.54%	682	1.51%
Professional services costs
Legal and accounting	1,337	2.64%	1,244	2.68%	1,688	3.77%
Acquisition costs	101	0.20%	2,070	4.46%	-	-
Other professional services costs	1,785	3.52%	2,110	4.55%	2,455	5.48%
Stationery and supply costs	1,296	2.56%	1,192	2.57%	657	1.47%
Sundry & tellers	863	1.70%	514	1.11%	358	0.80%
Total other operating expense	$50,703	100.00%	$46,375	100.00%	$44,815	100.00%
As a % of average interest-earning assets		3.28%		3.45%		3.60%
Net non-interest income as a % of average interest-earning assets		-2.13%		-2.27%		-2.23%
Efficiency ratio (1)		63.98%		66.48%		65.95%

(1) Tax Equivalent

The Company’s results reflect an increase in total non-interest income $1.884 million, or 12%, in 2015 over 2014, but a decline of $1.232 million, or 7%, in 2014 relative to 2013. While the primary reasons for the changes in non-interest income are discussed in greater detail below, several items of a nonrecurring nature have had a significant impact over the past few years. In 2015, non-recurring non-interest income was comprised of $666,000 in gains on the sale of investments and $245,000 in special dividends received pursuant to our equity investment in the Federal Home Loan Bank (“FHLB”). In 2014, non-recurring income consisted primarily of $667,000 in gains on the sale of investments. For 2013, non-recurring income items include $397,000 in life insurance proceeds and a $100,000 non-recurring signing incentive received in conjunction with our merchant processing vendor conversion. Total non-interest income was 1.15% of average interest-earning assets in 2015, relative to 1.18% in 2014 and 1.37% in 2013. The lower ratio in 2015 is primarily due to a higher average balance of interest-earning assets.

The principal component of the Company’s non-interest revenue, namely service charges on deposit accounts, increased by $1.124 million, or 14%, in 2015 relative to 2014 due primarily to fees earned from increased activity in commercial accounts and higher overdraft income in 2015, and from a decline in fee income in 2014 resulting from certain non-recurring fee waivers made in the course of our core software conversion. Deposit service charges fell by $747,000, or 8%, in 2014 relative to 2013, due mainly to lower fees received from customer overdrafts and returned items, but certain other service charges were also down due to the aforementioned fee waivers. The Company’s ratio of service charge income to average transaction account balances was 1.1% in 2015, down from 1.2% in 2014 and 1.4% in 2013.

The line item immediately following service charges on deposits is credit card fees, comprised primarily of credit card interchange income. Despite the sale of all credit card balances in 2007, we still receive a portion of the interchange and interest income from credit cards issued in our name by a third party vendor. Credit card fees did not change materially in 2015 relative to the prior two years. Checkcard fees, which consist of interchange fees from our customers’ use of debit cards for electronic funds transactions, increased by $326,000, or 8%, in 2015 over 2014, and by $159,000, or 4%, in 2014 over 2013. The increases can be explained primarily by growth in our deposit account base, including the addition of accounts pursuant to our acquisition of SCVB.

Other service charges and fees also constitute a relatively large portion of non-interest income, with the principal components consisting of ATM fees from transactions not associated with deposit customers (also referred to as foreign ATM fees), dividends on restricted stock, check printing fees, currency order fees, and other fees for merchant services. This category increased by $818,000, or 35%, in 2015 over 2014, with the increase comprised of a $481,000 increase in dividends on restricted stock, including the aforementioned nonrecurring special dividend from the FHLB, and increases in other activity-based fees. For 2014 relative to 2013, other service charges and fees dropped by $36,000, or 2%. Fees on merchant accounts declined in 2014, reflecting the impact of a $100,000 non-recurring incentive received in conjunction with our conversion to a new merchant processing vendor in the first quarter of 2013, but that drop was largely offset by increases in other areas, including dividends received on restricted stock.

Bank-owned life insurance (“BOLI”) income was down $371,000, or 29%, in 2015 relative to 2014, and also dropped by $509,000 for 2014 over 2013 due mainly to fluctuations in BOLI income associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At December 31, 2015 the Company had $39.3 million invested in single-premium general account BOLI, which generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly lower income levels in recent periods. In addition to general account BOLI the Company had $4.9 million invested in separate account BOLI at December 31, 2015, which produces income that helps offset deferred compensation accruals for certain directors and senior officers. These deferred compensation BOLI accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a loss on separate account BOLI totaling $65,000 in 2015 relative to a gain of $315,000 in 2014, for a year over year drop of $380,000 in deferred compensation BOLI income. There was also a gain on separate account BOLI of $770,000 in 2013, thus 2014 over 2013 reflects a decline of $455,000 in deferred compensation BOLI income. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be neutral.

Gains on the sale of loans dropped to immaterial levels in 2015 and 2014 since the Company has been retaining almost all of the loans it originates. We did, however, realize $666,000 in gains on the sale of investments in 2015, almost the same as the $667,000 in gains realized in 2014 but up materially from only $6,000 in gains for 2013. The next line item reflects pass-through losses associated with our investments in low-income housing tax credit funds and other limited partnership investments. Those costs, which are netted out of revenue, dropped by $103,000, or 9%, in 2015 over 2014, but increased by $98,000, or 9%, in 2014 over 2013.

Other non-interest income includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, life insurance proceeds, and other miscellaneous income. Other non-interest income was down $130,000 in 2015 relative to 2014, and declined $525,000 in 2014 relative to 2013. Income generated through the Company’s alliance with Investment Centers of America (“ICA”) has been included in this line item, but the Company terminated its affiliation with ICA effective July 31, 2014 thus related income was down $68,000 in 2015. Certain expenses associated with our ICA relationship have also been eliminated, however, and the net financial impact on the Company is not material. The drop in other non-interest income in 2015 also includes the disposition of certain fixed assets at a $62,000 loss. The decline in this category in 2014 includes a $52,000 drop in ICA income, a $71,000 reduction in gains on the disposition of equipment and other fixed assets resulting from gains in 2013, and a $397,000 reduction in life insurance proceeds due to insurance income received in 2013.

Total operating expense, or non-interest expense, increased by $4.328 million, or 9%, in 2015 over 2014, and by $1.560 million, or 3%, in 2014 relative to 2013. The increase in 2015 is comprised in large part of ongoing operating costs incidental to our November 2014 acquisition and February 2014 core banking system conversion, debit card losses, and higher net expenses associated with foreclosed assets. The increase for 2014 is centered in non-recurring acquisition costs, expenses associated with our core system conversion, and compensation costs, partially offset by substantial gains on the sale of foreclosed assets. Non-interest expense includes the following items of a non-recurring nature: for 2015, net OREO expense of $153,000 and one-time acquisition costs totaling $101,000; for 2014, acquisition costs of $2.070 million, certain marketing expenses related to our acquisition and a rebranding initiative, a net OREO expense reversal of $1.420 million due to gains on the sale of OREO, commissions totaling $290,000 paid with regard to the sale of certain nonperforming loans, and credits totaling $155,000 for incorrect telecommunications billings in prior periods; and, for 2013, net OREO expense of $1.529 million. Non-interest expense declined to 3.28% of average earning assets for 2015 from 3.45% in 2014 and 3.60% in 2013, due to a sizeable increase in the denominator.

The largest component of operating expense, namely salaries and employee benefits, was up $1.945 million, or 8%, in 2015 over 2014, and increased by $1.006 million, or 5%, in 2014 over 2013. The increase for 2015 is due primarily to personnel increases associated with our acquisition, regular annual salary increases, higher group health insurance premiums, and an increased accrual for Company contributions to the employee 401(k) retirement plan. Those increases were partially offset by a higher level of deferred salaries directly related to successful loan originations in 2015, in addition to lower deferred compensation expense, reduced incentive compensation accruals and a drop in temporary help and overtime costs due to inflated costs in 2014 stemming from our core banking system conversion and acquisition. In 2014, compensation expense was impacted by regular annual salary increases as well as staffing costs associated with the acquisition. Furthermore, increases in our accrual for officer bonuses, group health insurance premiums, and the Company’s matching contribution to its 401(k) plan added to expenses in 2014, as did non-recurring temporary help and overtime costs related to our core conversion and acquisition. Lower stock option expense in 2014 partially offset the aforementioned increases. Components of compensation expense that can experience significant variability and are typically difficult to predict include salaries associated with successful loan originations, which are accounted for in accordance with Financial Accounting Standards Board (“FASB”) guidelines on the recognition and measurement of non-refundable fees and origination costs for lending activities, and accruals associated with employee deferred compensation plans. Loan origination salaries that were deferred from current expense for recognition over the life of related loans totaled $3.058 million for 2015, $2.673 million for 2014, and $2.804 million in 2013, with the fluctuations due to variability in successful organic loan origination activity. Employee deferred compensation expense accruals totaled $37,000 in 2015, relative to $239,000 in 2014 and $451,000 in 2013. As noted above in our discussion of BOLI income, employee deferred compensation plan accruals are related to separate account BOLI income and losses, as are directors deferred compensation accruals that are included in “other professional services,” and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Salaries and benefits were 49.05% of total operating expense in 2015, relative to 49.44% in 2014 and 48.91% in 2013. The number of full-time equivalent staff employed by the Company totaled 417 at the end of 2015, 420 at the end of 2014, and 389 at the end of 2013. The increase in 2014 over 2013 is due to the addition of Santa Clara Valley Bank staff.

Total rent and occupancy expense, including furniture and equipment costs, increased by $555,000, or 9%, in 2015 over 2014, and by $70,000, or 1%, in 2014 over 2013. The increase in 2015 is due primarily to the three branches added via our acquisition in November 2014 and our loan production office that opened in May 2015, with associated expenses including but not limited to rent and depreciation, utilities, janitorial, and security. In 2014, premises costs increased relative to 2013 due to higher utilities expense and costs associated with our newly-acquired branches.

Advertising and marketing costs were up by $114,000, or 5%, in 2015 over 2014, and by $245,000, or 13%, in 2014 over 2013. The increase for 2015 is due primarily to promotional expenses associated with our newer branches, while the increase in 2014 was due to non-recurring costs incurred in conjunction with our 2014 rebranding efforts and the acquisition, as well as an increase in charitable donations.

Data processing costs increased by $710,000, or 26%, in 2015 over 2014, and by $1.154 million, or 74%, in 2014 over 2013. The increase in 2015 is the result of ongoing costs related to the acquisition, as well as an increase in our cost structure subsequent to the core processing conversion in the first quarter of 2014. The increase in 2014 can be attributed to incremental ongoing costs stemming from our core banking system conversion and other technology upgrades, and the acquisition. Deposit services costs also increased by $595,000, or 23%, in 2015 over 2014, and $182,000, or 8%, in 2014 over 2013. As with data processing costs, much of the increase in deposit costs is the result of ongoing expenses associated with our software conversion and the acquisition, including $123,000 in amortization expense for our core deposit intangible, but deposit costs were further impacted by increases in internet banking, electronic check exchange, and debit card processing costs due to increased activity levels.

Loan services costs are comprised of loan processing costs and net costs associated with foreclosed assets. Loan processing costs, which include expenses for property appraisals and inspections, loan collections, demand and foreclosure activities, loan servicing, loan sales, and other miscellaneous lending costs, declined by $222,000, or 20%, in 2015 relative to 2014, but increased by $114,000, or 11%, in 2014 over 2013. The year-to-year fluctuations are due in large part to $290,000 in non-recurring commissions paid in conjunction with the sale of certain nonperforming loans in 2014. Foreclosed assets costs are comprised of write-downs taken subsequent to re-appraisals, OREO operating expense (including property taxes), and losses on the sale of foreclosed assets, net of rental income on OREO properties and gains on the sale of foreclosed assets. Those costs totaled $153,000 in 2015, but reflect a net expense reversal of $1.420 million for 2014 due to relatively large gains on the sale of OREO. Net expenses on foreclosed assets were $1.529 million in 2013. This line item thus reflects an increase of $1.573 million for 2015 over 2014, and a reduction of $2.949 million for 2014 relative to 2013. As noted, the largest impact on this category came from OREO sales, which produced a net gain of $259,000 in 2015, relative to a net gain of $2.253 million in 2014 and a net loss of $223,000 in 2013. OREO write-downs and OREO operating expense were down in 2015 relative to 2014, however, by $231,000 and $196,000, respectively, and also dropped in 2014 relative to 2013, by $277,000 and $227,000, respectively. Foreclosed asset expenses have been trending down in recent years as real estate values in our markets have improved and real estate sales activity has increased, but we do not expect a recurrence of large gains on the sale of OREO such as those realized in 2014.

The “other operating costs” category includes telecommunications expense, postage, and other miscellaneous costs. Telecommunications expense increased by $574,000, or 45%, in 2015 over 2014, but was reduced by $330,000, or 20%, in 2014 relative to 2013. The increase in 2015 and the reduction in 2014 were due in part to $155,000 in credits received in 2014 for prior-period overpayments. The increase for 2015 was also affected by expenses associated with the SCVB acquisition and our new loan production office, as well as upgraded circuits and certain redundant circuits that we are working to consolidate. The reduction in 2014 includes the impact of new contract rates and the incorporation of infrastructure efficiencies. Postage expense increased by $148,000, or 19%, in 2015 over 2014, and by $62,000, or 9%, in 2014 over 2013. The increase for 2015 is due to an increase in the volume of mailings related to compliance requirements, monthly statements, and customer education, while the increase in 2014 is primarily the result of additional mailings to customers in conjunction with our core banking system conversion, the rebranding initiative, and the acquisition. The “Other” category under other operating costs increased by $84,000, or 12%, in 2015 as a result of higher education and training costs, and was up $34,000, or 5%, in 2014 due primarily to staff travel and meal costs, which were higher than normal during the conversion and the acquisition.

Legal and accounting costs were up $93,000, or 7%, in 2015 over 2014, but declined $444,000, or 26%, in 2014 relative to 2013. The increase in 2015 is from higher costs for internal audits, partially offset by reduced legal expense and lower external audit costs. The drop in 2014 is due primarily to reduced loan review costs and lower lending-related legal expense incidental to our improvement in credit quality, as well as lower external audit expense.

Acquisition costs include one-time expenses directly attributable to our acquisition of Santa Clara Valley Bank, which totaled $101,000 in 2015 and $2.070 million in 2014. Those expenses are comprised primarily of financial advisor fees, legal costs, severance and retention amounts paid to SCVB employees, the write-off of furniture, fixtures and equipment that were not utilized by the Company, software conversion costs, and termination fees on certain SCVB contracts for redundant services.

Other professional services costs include FDIC assessments and other regulatory costs, directors’ costs, certain insurance costs, and professional recruiting fees among other things. This category fell by $325,000, or 15%, in 2015, and by $345,000, or 14%, in 2014. The drop in 2015 was due to reductions in regulatory assessments, deferred compensation expense for directors, and stock option expense for directors. For 2014, the drop includes reductions in regulatory assessments and deferred compensation expense. As with deferred compensation accruals for employees, directors’ deferred fee accruals are related to separate account BOLI income and losses, and the net income impact of all income/expense accruals related to deferred compensation is usually minimal. Directors’ deferred compensation expense accruals totaled $57,000 in 2015, $197,000 in 2014, and $482,000 in 2013.

Stationery and supply costs increased by $104,000, or 9%, in 2015 over 2014, and by $535,000, or 81%, in 2014 over 2013. The increases for both 2015 and 2014 are primarily due to recurring costs stemming from our whole-bank acquisition and core conversion in 2014, but the increase in 2014 was also impacted by the rebranding initiative. Sundry and teller costs increased by $349,000, or 68%, in 2015 and by $156,000, or 44%, in 2014, due to an increase in debit card losses and other operations-related charge-offs. We are hopeful that our conversion to EMV technology, being phased in over the fourth quarter of 2015 and the first quarter of 2016, will help reduce debit card fraud, but no assurance can be provided in that regard.

The Company’s tax-equivalent overhead efficiency ratio improved to 63.98% in 2015, from 66.48% in 2014 and 65.95% in 2013. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

Income Taxes

Our income tax provision was $9.071 million, or 33% of pre-tax income in 2015, relative to a provision of $6.191 million, or 29% of pre-tax income in 2014 and a provision of $3.093 million, or 19% of pre-tax income in 2013. Higher taxable income and a declining level of available tax credits were the primary factors impacting the increase in our tax accrual rate in 2015.

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. The Company’s investments in state, county and municipal bonds provided $2.953 million in federal tax-exempt income in 2015, $2.936 million in 2014, and $2.737 million in 2013. Our bank-owned life insurance also generated $907,000 in tax-exempt income in 2015, down from $1.278 million in 2014 and $1.787 million in 2013.

Effective January 1, 2014, changes in California tax law eliminated certain state tax credits and deductions, which had a negative impact on our tax accrual rate. Tax credits currently include any remaining California state tax employment credits, as well as those generated by our investments in low-income housing tax credit funds. We had a total of $4.9 million invested in low-income housing tax credit funds as of December 31, 2015, which are included in other assets rather than in our investment portfolio. Those investments have generated substantial tax credits over the past few years, with about $770,000 in credits available for the 2015 tax year, $1.0 million in tax credits utilized in 2014, and $1.3 million in tax credits utilized in 2013. The credits are dependent upon the occupancy level of the housing projects and income of the tenants, and cannot be projected with certainty. Furthermore, our capacity to utilize them will continue to depend on our ability to generate sufficient pre-tax income. Because we have not invested in additional tax credit funds for the past few years, the level of low-income housing tax credits will taper off in future years until they are substantially utilized by the end of 2018. That means that even if taxable income stayed at the same level through 2018, our tax accrual rate would gradually increase.

Financial Condition

Assets totaled $1.797 billion at the end of 2015, reflecting an increase of $159 million, or 10%, for the year due to growth in loans that was partially offset by slightly lower cash balances and investments. Loan volume was favorably impacted by increased utilization on mortgage warehouse lines, the first quarter purchase of residential mortgage loans, and strong organic growth. Total nonperforming assets continued to trend down in 2015, including a significant reduction in the fourth quarter pursuant to the sale of our single largest remaining nonperforming loan, and our allowance for loan and lease losses was reduced due to the improvement in asset quality. Total deposits experienced a large increase in 2015 as a result of continued core deposit growth in our branches, and non-deposit borrowings were also increased to support our strong loan growth.

Total capital was up only $3 million for the year in 2015, since the addition of net income to retained earnings and the positive impact of stock options exercised were largely offset by the Company’s repurchase of shares, the payment of cash dividends, and a drop in accumulated other comprehensive income. Nevertheless, capital remains at relatively high levels in comparison to peer banks. We have, in fact, maintained a very strong capital position throughout the recession and in the ensuing years, due to our registered direct offering in 2010 and private placement in 2009 combined with increases from retained earnings in the normal course of business. Furthermore, our liquidity position has been exceptionally strong for the past few years due to robust growth in customer deposits and the runoff of wholesale-sourced brokered deposits, in addition to relatively high levels of unpledged liquid investments. Our healthy capital position and access to liquidity resources position us to take advantage of potential growth opportunities, although no assurance can be provided in that regard. The major components of the Company’s balance sheet are individually analyzed below, along with information on off-balance sheet activities and exposure.

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

The Selected Financial Data table in Item 6 above reflects the amount of loans and leases outstanding at December 31st for each year from 2011 through 2015, net of deferred fees and origination costs and the allowance for loan and lease losses. The Loan and Lease Distribution table that follows sets forth by loan type the Company’s gross loans and leases outstanding, and the percentage distribution in each category at the dates indicated. The balances for each loan type include nonperforming loans, if any, but do not reflect any deferred or unamortized loan origination, extension, or commitment fees, or deferred loan origination costs. Although not reflected in the loan totals below and not currently comprising a material part of our lending activities, the Company occasionally originates and sells, or participates out portions of, loans to non-affiliated investors.

Loan and Lease Distribution

(dollars in thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Real Estate:
1-4 family residential construction	$14,941	$5,858	$1,720	$3,174	$8,488
Other Construction/Land	37,359	19,908	25,531	28,002	40,060
1-4 family - closed-end	137,356	114,259	87,024	99,917	104,953
Equity Lines	44,233	49,717	53,723	61,463	66,497
Multi-family residential	27,222	18,718	8,485	5,960	8,179
Commercial RE- owner occupied	218,708	218,654	186,012	182,614	183,070
Commercial RE- non-owner occupied	165,107	132,077	106,840	92,808	105,843
Farmland	133,182	145,039	108,504	71,851	60,142
Total Real Estate	778,108	704,230	577,839	545,789	577,232
Agricultural	46,237	27,746	25,180	22,482	17,078
Commercial and Industrial	113,207	113,771	103,262	112,328	98,933
Mortgage Warehouse Lines	180,355	106,021	73,425	170,324	28,224
Consumer loans	14,949	18,885	23,536	28,872	36,124
Total Loans and Leases	$1,132,856	$970,653	$803,242	$879,795	$757,591
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.32%	0.60%	0.21%	0.35%	1.12%
Other Construction/land	3.30%	2.05%	3.18%	3.18%	5.29%
1-4 family - closed-end	12.12%	11.77%	10.83%	11.36%	13.85%
Equity Lines	3.90%	5.12%	6.69%	6.99%	8.78%
Multi-family residential	2.40%	1.93%	1.06%	0.68%	1.08%
Commercial RE- owner occupied	19.31%	22.53%	23.16%	20.76%	24.16%
Commercial RE- non-owner occupied	14.57%	13.61%	13.30%	10.55%	13.97%
Farmland	11.76%	14.94%	13.51%	8.17%	7.94%
Total Real Estate	68.68%	72.55%	71.94%	62.04%	76.19%
Agricultural	4.08%	2.86%	3.13%	2.56%	2.25%
Commercial and Industrial	9.99%	11.72%	12.86%	12.76%	13.06%
Mortgage Warehouse Lines	15.93%	10.92%	9.14%	19.36%	3.73%
Consumer loans	1.32%	1.95%	2.93%	3.28%	4.77%
	100.00%	100.00%	100.00%	100.00%	100.00%

Excluding the fluctuations caused by variability in outstanding balances on mortgage warehouse lines, the Company experienced limited growth, or in some instances runoff, in other loan and lease balances from 2011 through 2013 due to reductions associated with the resolution of impaired loans, weak loan demand, stringent underwriting standards, and intense competition. In 2014, however, net growth in outstanding balances totaled $167 million, or 21%, with only $33 million of that growth coming from mortgage warehouse loans. The Company’s loan growth in 2014 includes $62 million in SCVB loans, the purchase of $33 million in residential mortgage loans, and strong organic growth in agricultural real estate loans, commercial real estate loans, and commercial loans. Loan growth continued at a sturdy pace in 2015 with a net increase of $162 million, or 17%, in gross loan balances resulting from increased utilization on mortgage warehouse lines, the purchase of $28 million in residential mortgage loans, strong organic growth in other non-farm real estate loans, and a solid increase in agricultural production loans.

Outstanding balances on mortgage warehouse lines were up $74 million, or 70%, as utilization on lines increased to 60% at December 31, 2015 from 47% at December 31, 2014, and certain lines were judiciously increased during 2015 to accommodate strong borrower demand. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.

Non-owner occupied commercial real estate loans increased by $33 million, or 25%, in 2015 due to focused loan origination efforts and escalating commercial real estate activity in certain markets in our footprint. Management expects continued growth in commercial real estate loans based on the current pipeline of loans in the process of approval, although no assurance can be provided in that regard. Real estate loans classified as 1-4 family closed-end loans were also up $23 million, or 20%, during 2015 due to the aforementioned opportunistic purchase of well-underwritten, newer vintage residential mortgage loans which had an expected average life of about seven years at the time of purchase. Material increases are likewise evident in residential construction loans, which grew $9 million, or 155% during 2015, non-residential construction loans, which were up $17 million, or 88%, and multi-family residential loans, which increased almost $9 million, or 45%. Other real estate loan categories either remained static, or declined as loan payoffs outpaced new originations. Loans secured by farmland, in particular, were down $12 million, or 8%, due in part to the payoff of a large dairy loan subsequent to the sale of the business by the borrower.

Agricultural production loans also experienced significant growth in 2015, increasing by about $18 million, or 67%. Consumer loans, on the other hand, were down $4 million, or 21%, due to weak demand and tightened credit criteria. Commercial loans were roughly unchanged for the year.

Loan and Lease Maturities

The following table shows the maturity distribution for total loans and leases outstanding as of December 31, 2015, including non-accruing loans, grouped by remaining scheduled principal payments:

Loans and Lease Maturity

(dollars in thousands)

	As of December 31, 2015
		Three months				Floating rate:
	Three months	to twelve	One to five			due after one	Fixed rate: due
	or less	months	years	Over five years	Total	year	after one year
Real Estate	$17,246	$38,526	$79,883	$642,453	$778,108	$430,317	$292,019
Agricultural	2,826	29,421	12,163	1,827	46,237	3,703	10,287
Commercial and Industrial	6,835	31,489	23,245	51,638	113,207	22,893	51,990
Mortgage warehouse lines	-	180,355	-	-	180,355	-	-
Consumer Loans	654	734	5,683	7,878	14,949	789	12,772
Total	$27,561	$280,525	$120,974	$703,796	$1,132,856	$457,702	$367,068

For a comprehensive discussion of the Company’s liquidity position, balance sheet re-pricing characteristics, and sensitivity to interest rates changes, refer to the “Liquidity and Market Risk” section of this discussion and analysis.

Off-Balance Sheet Arrangements

The Company makes commitments to extend credit to its customers in the normal course of business, as long as there are no violations of conditions established in contractual arrangements. The effect on the Company’s revenues, expenses, cash flows and liquidity from unused portions of commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit will ever be fully utilized. Unused commitments to extend credit totaled $355 million, or 31% of gross loans and leases outstanding at December 31, 2015, as compared to $367 million, or 38% of gross loans and leases outstanding at December 31, 2014. In addition to unused loan commitments, the Company had undrawn letters of credit totaling $17 million at December 31, 2015 and $14 million at December 31, 2014. Off-balance sheet obligations pose potential credit risk to the Company, and a $304,000 reserve for unfunded commitments is reflected as a liability in our consolidated balance sheet at December 31, 2015. For more information regarding the Company’s off-balance sheet arrangements, see Note 11 to the consolidated financial statements in Item 8 herein.

Contractual Obligations

At the end of 2015, the Company had contractual obligations for the following payments, by type and period due:

Contractual Obligations

(dollars in thousands)

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$32,928	$2,000	$-	$-	$30,928
Operating lease obligations	8,159	1,190	2,185	1,577	3,207
Other long-term obligations	795				795
Total	$41,882	$3,190	$2,185	$1,577	$34,930

Nonperforming Assets

Nonperforming assets (“NPAs”) are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets including mobile homes and OREO. If the Company grants a concession to a borrower in financial difficulty, the loan falls into the category of a troubled debt restructuring (“TDR”), which may be classified as either nonperforming or performing depending on the loan’s accrual status. The following table presents comparative data for the Company’s NPAs and performing TDRs as of the dates noted:

Nonperforming Assets and Performing TDRs

(dollars in thousands)

	As of December 31,
	2015	2014	2013	2012	2011
Real Estate:
1-4 family residential construction	$-	$-	$-	$153	$2,244
Other Construction/Land	457	3,547	5,528	11,163	4,083
1-4 family - closed-end	2,298	3,042	13,168	15,381	7,605
Equity Lines	1,770	1,049	778	1,026	1,309
Multi-family residential	630	171	-	-	2,941
Commercial RE- owner occupied	2,325	3,417	5,516	5,314	7,086
Commercial RE- non-owner occupied	262	7,754	8,058	11,642	13,958
Farmland	610	51	282	1,933	6,919
TOTAL REAL ESTATE	8,352	19,031	33,330	46,612	46,145
Agricultural	-	-	470	664	-
Commercial and Industrial	710	821	2,622	4,545	7,230
Direct finance leases	-	-	-	135	591
Consumer loans	572	826	992	1,138	2,144
TOTAL NONPERFORMING LOANS (1)	$9,634	$20,678	$37,414	$53,094	$56,110

Foreclosed assets	3,193	3,991	8,185	19,754	15,364
Total nonperforming assets	$12,827	$24,669	$45,599	$72,848	$71,474
Performing TDRs (1)	$12,431	$12,359	$15,239	$18,652	$36,058
Nonperforming loans as a % of total gross loans and leases	0.85%	2.13%	4.66%	6.03%	7.41%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	1.13%	2.53%	5.62%	8.10%	9.25%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

At the end of 2006, prior to the recession, our NPAs totaled less than $1 million and comprised only 0.08% of total loans and leases plus foreclosed assets. They subsequently escalated to as high as $80 million, or close to 9% of total loans and leases plus foreclosed assets at September 30, 2009, due to deterioration in the economy and the associated negative impact on our borrowers. By the end of 2015 total NPAs had been reduced to $12.8 million, or about 1% of gross loans and leases plus foreclosed assets, in response to better economic conditions and our continuous concerted efforts to improve credit quality. This contraction in NPAs includes a drop of $12 million, or 48%, during 2015, comprised of an $11 million reduction in nonperforming loans and a $1 million reduction in foreclosed assets. The balance of nonperforming loans at December 31, 2015 includes $6.9 million in TDRs and other loans that were paying as agreed under modified terms or forbearance agreements but were still classified as nonperforming. We also had $12.4 million in loans classified as performing TDRs for which we were still accruing interest at December 31, 2015, approximately the same level as performing TDRs at December 31, 2014. Notes 2 and 4 to the consolidated financial statements provide a more comprehensive disclosure of TDR balances and activity within recent periods.

Non-accruing loan balances secured by real estate comprised $8.4 million of total nonperforming loans at December 31, 2015, down $10.7 million, or 56%, since December 31, 2014. The gross reduction in nonperforming real estate loans totaled $19.4 million during 2015, but reductions were partially offset by the migration of $8.7 million in real estate loans to non-accrual status. Nonperforming commercial loans declined by $111,000, or 14%, in 2015, ending the period at $710,000. Nonperforming consumer loans, which are largely unsecured, declined by $254,000, or 31%, to a balance of $572,000 at December 31, 2015.

As noted above, foreclosed assets were reduced by $798,000, or 20%, in 2015 due primarily to OREO sold, but write-downs on OREO contributed $221,000 to the reduction. Our foreclosed assets had an aggregate carrying value of $3.2 million at December 31, 2015, and were comprised of 16 properties classified as OREO and two mobile homes. At the end of 2014 foreclosed assets totaled $4.0 million, consisting of 24 properties classified as OREO and three mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but no assurance can be provided that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $10.4 million, or 0.92% of gross loans at December 31, 2015, relative to $11.2 million, or 1.16% of gross loans at December 31, 2014. The decline in the allowance in 2015 was facilitated by the fact that many loan charge-offs during the period were charged against loss reserves established in previous periods and therefore did not lead to the need for reserve replenishment. Moreover, while the lower allowance for loan and lease losses is not directionally consistent with the increase in outstanding loan balances, our need for an additional allowance was favorably impacted by loan growth occurring in portfolio segments with low historical loss rates, and credit quality improvement in the remainder of the performing loan portfolio. The ratio of the allowance to nonperforming loans was 108.19% at December 31, 2015, relative to 54.40% at December 31, 2014 and 31.21% at December 31, 2013. A separate allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $304,000 at December 31, 2015.

The table that follows summarizes the activity in the allowance for loan and lease losses for the periods indicated:

Allowance for Loan and Lease Losses

(dollars in thousands)

	As of and for the years ended December 31,
Balances:	2015	2014	2013	2012	2011
Average gross loans and leases outstanding during period	$1,027,983	$859,981	$804,533	$789,333	$767,901
Gross loans and leases held for investment	$1,132,856	$970,653	$803,242	$879,795	$757,591

Allowance for Loan and Lease Losses:
Balance at beginning of period	$11,248	$11,677	$13,873	$17,283	$21,138
Provision charged to expense	-	350	4,350	14,210	12,000
Charge-offs
Real Estate:
1-4 family residential construction	-	-	-	46	1,389
Other Construction/Land	73	135	625	1,994	1,807
1-4 Family - closed-end	224	431	454	1,763	795
Equity Lines	92	828	1,131	1,234	1,776
Multi-family residential	-	-	-	1,262	-
Commercial RE- owner occupied	318	171	933	2,117	1,306
Commercial RE - non-owner occupied	-	45	523	2,522	3,027
Farmland	-	19	539	170	496
TOTAL REAL ESTATE	707	1,629	4,205	11,108	10,596
Agricultural	-	124	473	634	-
Commercial and Industrial	395	625	1,668	4,468	3,637
Mortgage Warehouse Lines	-	-	-	-	-
Consumer Loans	1,738	1,837	1,917	2,568	2,754
Total	2,840	4,215	8,263	18,778	16,987
Recoveries
Real Estate:
1-4 family residential construction	-	38	-	7	133
Other Construction/Land	117	702	174	61	38
1-4 Family - closed-end	93	317	58	40	23
Equity Lines	189	273	118	21	4
Multi-family residential	-	-	36	-	-
Commercial RE- owner occupied	106	504	60	104	71
Commercial RE - non-owner occupied	246	79	172	12	148
Farmland	-	-	-	57	1
TOTAL REAL ESTATE	751	1,913	618	302	418
Agricultural	81	6	-	-	-
Commercial and Industrial	225	801	802	578	451
Mortgage Warehouse Lines	-	-	-	-	-
Consumer Loans	958	716	297	278	263
Total	2,015	3,436	1,717	1,158	1,132
Net loan charge offs (recoveries)	825	779	6,546	17,620	15,855
Balance	$10,423	$11,248	$11,677	$13,873	$17,283

RATIOS
Net Loan and Lease Charge-offs to Average Loans and Leases	0.08%	0.09%	0.81%	2.23%	2.06%
Allowance for Loan and Lease Losses to Gross Loans and Leases at End of Period	0.92%	1.16%	1.45%	1.58%	2.28%
Allowance for Loan Losses to Non-Performing Loans	108.19%	54.40%	31.21%	26.13%	30.80%
Net Loan and Lease Charge-offs to Allowance for Loan Losses at End of Period	7.92%	6.93%	56.06%	127.01%	91.74%
Net Loan Charge-offs to Provision for Loan and Lease Losses	-	222.57%	150.48%	124.00%	132.13%

As shown in the table above, the Company did not record a provision for loan and lease losses in 2015 but had a provision of $350,000 in 2014. There were net loan charge-offs of $825,000 in 2015, relative to $779,000 in 2014. Any shortfall in the allowance resulting from loan charge-offs, or a deficit identified pursuant to our analysis of remaining probable losses, is always covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was reduced by $1.536 million, or 28%, during 2015, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans. The allowance for probable losses inherent in non-impaired loans increased by $711,000, or 12%, during 2015 as a result of higher loan balances, as well as qualitative factor adjustments for the estimated impact of the drought and the drop in oil prices on credit quality. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

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

Allocation of Allowance for Loan and Lease Losses

(dollars in thousands)

	As of December 31,
	2015		2014		2013		2012		2011
	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans	Amount	%Total (1) Loans
Real Estate	$4,783	68.68%	$6,243	72.55%	$5,544	71.94%	$8,034	62.04%	$8,260	76.19%
Agricultural	722	4.08%	986	2.86%	978	3.13%	258	2.56%	19	2.26%
Commercial and Industrial(2)	2,533	25.92%	1,944	22.64%	3,787	22.00%	3,467	32.12%	6,396	16.78%
Consumer Loans	1,263	1.32%	1,765	1.95%	1,117	2.93%	2,114	3.28%	2,608	4.77%
Unallocated	1,122	-	310	-	251	-	-	-	-	-
Total	$10,423	100.00%	$11,248	100.00%	$11,677	100.00%	$13,873	100.00%	$17,283	100.00%

(1) Represents percentage of loans in category to total loans

(2) Includes mortgage warehouse lines

The Company’s allowance for loan and lease losses at December 31, 2015 represents management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

Investments

The Company’s investments can at any given time consist of debt and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $510 million, or 28% of total assets at December 31, 2015, compared to $514 million, or 31% of total assets at December 31, 2014.

We had no fed funds sold at December 31, 2015 or 2014, but interest-bearing balances held at other banks increased slightly, to about $2 million at December 31, 2015, due to the timing of cash flows in our FRB account. The Company’s investment portfolio reflects a reduction of $4 million, or less than 1%, during 2015, ending the period with a book balance of $508 million. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for all bonds in our investment portfolio was 3.9 years and their average effective duration was 2.5 years as of December 31, 2015, both up slightly relative to year-end 2014.

The following Investment Portfolio table reflects the amortized cost and fair market values for each primary category of investments for the past three years:

Investment Portfolio-Available for Sale

(dollars in thousands)

	As of December 31,
	2015		2014		2013
	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value	Amortized Cost	Fair Market Value
US Government Agencies	$28,801	$29,042	$26,959	$27,270	$5,395	$5,304
Mortgage-backed securities	374,683	375,061	378,339	381,442	320,223	320,721
State and political subdivisions	99,093	102,183	98,056	100,949	97,361	96,563
Equity securities	575	1,296	1,210	2,222	1,336	2,456
Total securities	$503,152	$507,582	$504,564	$511,883	$424,315	$425,044

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $4.4 million at December 31, 2015, down from a net unrealized gain of $7.3 million at December 31, 2014 due to higher interest rates. The value of U.S. Government agency securities increased by $2 million, or 6%, during 2015, due to bond purchases net of sales and maturities. Mortgage-backed securities were down $6 million, or 2%, due prepayments and lower market values. Municipal bonds were up by $1 million, or 1%, since bond purchases offset the decline in market values. All newly purchased municipal bonds have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment. The market value of equity securities reflects a drop of $926,000, or 42%, for the year, since we sold certain of our investments for realized gains of $506,000.

Investment securities pledged as collateral for Federal Home Loan Bank of San Francisco (“FHLB”) borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $180 million at December 31, 2015 and $141 million at December 31, 2014, leaving $326 million in unpledged debt securities at December 31, 2015 and $369 million at December 31, 2014. Securities pledged in excess of actual pledging needs and thus available for liquidity purposes, if necessary, totaled $57 million at December 31, 2015 and $25 million at December 31, 2014.

The investment maturities table below summarizes contractual maturities for the Company’s investment securities and their weighted average yields at December 31, 2015. The actual timing of principal payments may differ from remaining contractual maturities, because obligors may have the right to prepay certain obligations.

Maturity and Yield of Available for Sale Investment Portfolio

(dollars in thousands)

	December 31, 2015
	Within One Year		After One But Within Five Years		After Five Years But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
US government agencies	$500	3.39%	$18,096	2.17%	$8,083	2.49%	$2,363	3.39%	$29,042	2.38%
Mortgage-backed securities	1,788	1.78%	358,917	2.02%	13,925	2.69%	431	1.58%	375,061	2.05%
State and political subdivisions	3,207	6.14%	18,853	6.02%	31,245	4.36%	48,878	4.12%	102,183	4.61%
Other equity securities	-	-	-	-	-	-	1,296	-	1,296	-

Total securities	$5,495		$395,866		$53,253		$52,968		$507,582

Cash and Due from Banks

Cash on hand and non-interest bearing balances due from correspondent banks totaled $47 million, or 3% of total assets at December 31, 2015, and $48 million, or 3% of total assets at December 31, 2014. The actual balance of cash and due from banks at any given time depends on the timing of collection of outstanding cash items (checks), among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, interest-earning deposits in and borrowings from the Federal Reserve Bank, and borrowings from the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds. Because of frequent balance fluctuations, a more accurate gauge of cash management efficiency is the average balance for the period. Our $42 million average for non-earning cash and due from banks in 2015 is $3 million higher than the average for 2014, due primarily to cash on hand at the SCVB branches added in November 2014. The average is expected to increase again in 2016, due to cash needed for additional branches coming online during the course of the year.

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

Premises and Equipment

(dollars in thousands)

	As of December 31,
	2015			2014			2013
	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value	Cost	Accumulated Depreciation and Ammortization	Net Book Value
Land	$3,019	$-	$3,019	$3,019	$-	$3,019	$2,607	$-	$2,607
Buildings	16,398	8,523	7,875	16,348	8,105	8,243	15,818	7,689	8,129
Furniture and equipment	18,166	12,936	5,230	18,397	13,919	4,478	17,829	14,487	3,342
Leasehold improvements	11,049	5,367	5,682	10,850	4,784	6,066	10,536	4,226	6,310
Construction in progress	184	-	184	47	-	47	5	-	5
Total	$48,816	$26,826	$21,990	$48,661	$26,808	$21,853	$46,795	$26,402	$20,393

Net premises and equipment increased by $137,000, or less than 1%, in 2015, due mainly to the capitalization of improvements at the SCVB branches less depreciation on all premises and equipment. The net book value of the Company’s premises and equipment was 1.2% of total assets at December 31, 2015 and 1.3% at December 31, 2014. Depreciation and amortization included in occupancy and equipment expense totaled $2.3 million in 2015, as compared to $2.1 million for 2014.

Other Assets

The Company’s goodwill and other intangible assets totaled $7.8 million at December 31, 2015, relative to $8.0 million at December 31, 2014. The decline during 2015 represents amortization of the core deposit intangible created by our acquisition of Santa Clara Valley Bank. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis management has determined that no impairment exists as of December 31, 2015.

The net cash surrender value of bank-owned life insurance increased to $44.1 million at December 31, 2015 from $43.0 million at December 31, 2014, due to the addition of BOLI income to the outstanding net cash surrender value during the course of the year. Refer to the “Non-Interest Revenue and Operating Expense” section above for a more detailed discussion of BOLI and the income it generates.

The line item for “other assets” on the Company’s balance sheet totaled $38.6 million at December 31, 2015, an increase of $1.1 million relative to $37.5 million at December 31, 2014. At year-end 2015, other assets included as its largest components a net deferred tax asset of $12.3 million, a $7.5 million investment in restricted stock, accrued interest receivable totaling $5.8 million, a $4.9 million investment in low-income housing tax credit funds, and a $1.4 million investment in a small business investment corporation. Restricted stock is comprised primarily of FHLB stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

Deposits

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the past three fiscal years is contained in the Distribution, Rate, and Yield table located in the previous section under Results of Operations–Net Interest Income and Net Interest Margin. A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table:

Deposit Distribution

(dollars in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Interest Bearing Demand Deposits	$125,210	$110,840	$82,408	$84,655	$68,777
Non-interest Bearing Demand Deposits	432,251	390,897	365,997	352,597	300,045
NOW	306,630	275,494	200,313	196,771	187,155
Savings	193,052	167,655	144,162	118,547	91,376
Money Market	101,562	117,907	73,132	71,222	76,396
CDAR's < $100,000	306	572	437	791	943
CDAR's ≥ $100,000	13,803	10,727	12,919	14,274	17,119
Customer Time deposit < $100,000	75,069	79,292	79,261	101,893	106,610
Customer Time deposits ≥ $100,000	216,745	208,311	205,550	218,284	222,847
Brokered Deposits	-	5,000	10,000	15,000	15,000
Total Deposits	$1,464,628	$1,366,695	$1,174,179	$1,174,034	$1,086,268

Percentage of Total Deposits
Interest Bearing Demand Deposits	8.55%	8.11%	7.02%	7.21%	6.33%
Non-interest Bearing Demand Deposits	29.51%	28.60%	31.17%	30.03%	27.62%
NOW	20.94%	20.16%	17.06%	16.76%	17.23%
Savings	13.18%	12.27%	12.28%	10.10%	8.41%
Money Market	6.93%	8.63%	6.23%	6.07%	7.03%
CDAR's < $100,000	0.02%	0.04%	0.04%	0.07%	0.09%
CDAR's ≥ $100,000	0.94%	0.78%	1.10%	1.22%	1.58%
Customer Time deposit < $100,000	5.13%	5.80%	6.75%	8.68%	9.81%
Customer Time deposits > $100,000	14.80%	15.24%	17.50%	18.58%	20.52%
Brokered Deposits	-	0.37%	0.85%	1.28%	1.38%
Total	100.00%	100.00%	100.00%	100.00%	100.00%

Total deposit balances increased by $98 million, or 7%, during 2015 due to strong organic growth in core non-maturity deposits. Non-maturity deposits were up $96 million, or 9%, for the year. The growth in non-maturity deposits during 2015 occurred in transaction accounts, comprised of demand deposits and NOW accounts, which increased $87 million, or 11%, and savings deposits, which increased $25 million, or 15%. Money market deposits were down $16 million, or 14%, however, as there is not currently a significant rate advantage for customers in money market deposits versus more liquid interest-bearing demand accounts. Total time deposits were up $2 million, or 1%, due to a $20 million increase in our deposits from the State of California that was largely offset by a $5 million reduction in wholesale brokered deposits and runoff in other customer time deposits. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth, although no assurance can be provided with regard to future core deposit increases or runoff.

The scheduled maturity distribution of the Company’s time deposits at the end of 2015 was as follows:

Deposit Maturity Distribution

(dollars in thousands)

	As of December 31, 2015
	Three months	Three to six	Six to twelve	One to three	Over three
	or less	months	months	years	years	Total
CDAR's	$11,613	$1,347	$898	$251	$-	$14,109
Time Certificates of Deposit < $100,000	44,046	14,432	11,504	3,285	1,802	75,069
Other Time Deposits > $100,000	176,371	22,097	14,213	2,447	1,616	216,744
Total	$232,030	$37,876	$26,615	$5,983	$3,418	$305,922

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

Total non-deposit interest-bearing liabilities were up $55 million, or 89%, in 2015, due primarily to increased borrowings from the Federal Home Loan Bank to facilitate our strong loan growth. Overnight FHLB borrowings were $75 million at December 31, 2015, up from $18 million at December 31, 2014, while long-term borrowings totaled $2 million at December 31, 2015 relative to $6 million at December 31, 2014. Repurchase agreements were $9 million at December 31, 2015, up from $7 million at December 31, 2014. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at December 31, 2015 or December 31, 2014. The Company had junior subordinated debentures totaling $31 million at December 31, 2015 and December 31, 2014, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

The details of the Company’s short-term borrowings are presented in the table below, for the years noted:

   Short-term Borrowings

   (dollars in thousands)

	Year Ended December 31,
	2015	2014	2013
Repurchase Agreements
Balance at December 31	$9,405	$7,251	$5,974
Average amount outstanding	8,601	5,936	2,876
Maximum amount outstanding at any month end	11,272	7,739	5,974
Average interest rate for the year	0.41%	0.35%	0.45%

Fed funds purchased
Balance at December 31	$-	$-	$-
Average amount outstanding	6	12	2
Maximum amount outstanding at any month end	335	-	-
Average interest rate for the year	N/A	N/A	N/A

FHLB advances
Balance at December 31	$75,300	$18,200	$-
Average amount outstanding	14,697	3,502	3,497
Maximum amount outstanding at any month end	98,000	25,180	58,500
Average interest rate for the year	0.21%	0.11%	0.17%

Other Non-Interest Bearing Liabilities

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities increased by $3 million, or 13%, in 2015, since a drop in our accrued liability for income taxes subsequent to tax payments and reductions in payables were more than offset by increases in other accrued liabilities.

Capital Resources

At December 31, 2015, the Company had total shareholders’ equity of $190.3 million, comprised of common stock, additional paid-in capital, retained earnings, and accumulated other comprehensive income. Total shareholders’ equity at the end of 2014 was $187.1 million. The net increase in total capital in 2015 came to only $3.2 million, since capital added via net earnings and stock option exercises was partially offset by stock repurchases totaling $8.0 million, dividends of $5.7 million, and a drop in accumulated other comprehensive income of $1.8 million. The decrease in accumulated other comprehensive income in 2015 represents the decline in the unrealized gain on our investment securities net of the tax effect.

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

	December 31, 2015	December 31, 2014
Sierra Bancorp
Common Equity Tier 1 Capital to Risk-Weighted Assets	13.98%	n/a
Tier 1 Capital to Risk-weighted Assets	16.17%	17.39%
Total Capital to Risk-weighted Assets	17.01%	18.44%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	12.14%	12.99%

Bank of the Sierra
Common Equity Tier 1 Capital to Risk-Weighted Assets	16.01%	n/a
Tier 1 Capital to Risk-weighted Assets	16.01%	17.01%
Total Capital to Risk-weighted Assets	16.84%	18.02%
Tier 1 Capital to Adjusted Average Assets ("Leverage Ratio")	12.00%	12.72%

The drop in ratios 2015 is primarily the result of growth in risk-adjusted assets and the utilization of capital via stock repurchases. Despite declining ratios, as of the end of 2015 the Company and the Bank were both classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991, and its regulatory capital ratios were well above the median for peer financial institutions. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur. For additional details on risk-based and leverage capital guidelines, requirements, and calculations and for a summary of changes to risk-based capital calculations which were recently approved by federal banking regulators, see “Item 1, Business – Supervision and Regulation – Capital Adequacy Requirements” and “Item 1, Business – Supervision and Regulation – Prompt Corrective Action Provisions” herein.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $231 million at December 31, 2015. An additional $179 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $63 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at December 31, 2015. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of December 31, 2015, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $383 million of the Company’s investment balances, down slightly from $394 million at December 31, 2014. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $97 million at December 31, 2015. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 63% and 22%, respectively, at December 31, 2015, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at December 31, 2015. Despite the increase in loan balances in 2015, strong growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, although no assurance can be provided that our liquidity will continue at current robust levels.

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

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of December 31, 2015 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp		+200 bp		+300 bp		+400 bp
Change in Net Int. Inc. (in $000’s)	$-18,357	$-12,827	$-6,784	$	+1,409	$	+3,234	$	+5,068	$	+6,432
% Change	-27.60%	-19.29%	-10.20%		+2.12%		+4.86%		+7.62%		+9.67%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $6.784 million lower than in a stable interest rate scenario, for a negative variance of 10.20%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.409 million, or 2.12%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while variable rates are increasing to floored levels, but the Company still appears well-positioned to benefit from an upward shift in the yield curve.

In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower under static growth assumptions, the changes under declining and rising rates relative to a base case of flat rates are similar to the changes noted above for our standard projections. If a certain level of non-maturity deposit runoff is assumed, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections, but the benefit we would otherwise experience in rising rate scenarios is minimized. When unfavorable rate changes on deposits are factored into the model, net interest income remains relatively flat even in rising interest rate scenarios.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and management’s best estimates. The table below shows estimated changes in the Company’s EVE as of December 31, 2015, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp		+200 bp		+300 bp
Change in EVE (in $000’s)	$-90,683	$-108,499	$-68,466	$	+36,954	$	+63,855	$	+84,663
% Change	-23.43%	-28.03%	-17.69%		+9.55%		+16.50%		+21.87%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop more than 200 basis points. This is due to the relative durations of our fixed-rate assets and liabilities, combined with the optionality inherent in our balance sheet. As noted previously, however, management is of the opinion that the potential for a significant rate decline is low. We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

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

Item 8. Financial Statements and Supplementary Data

The following financial statements and independent auditors’ reports listed below are included herein:

Report of Independent Registered Public Accounting Firm

Board of Directors

Sierra Bancorp and Subsidiary

Porterville, California

We have audited the accompanying consolidated balance sheets of Sierra Bancorp and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sierra Bancorp and Subsidiary as of December 31, 2015 and 2014, and the results of its operations, changes in its shareholders' equity, and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with generally accepted accounting principles in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 11, 2016

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(dollars in thousands)

	2015	2014
ASSETS
Cash and due from banks	$46,627	$48,405
Interest-bearing deposits in banks	1,996	1,690
Cash and cash equivalents	48,623	50,095
Securities available-for-sale	507,582	511,883
Loans and leases:
Gross loans and leases	1,132,856	970,653
Allowance for loan and lease losses	(10,423)	(11,248)
Deferred loan and lease fees, net	2,169	1,651
Net loans and leases	1,124,602	961,056
Premises and equipment, net	21,990	21,853
Foreclosed assets	3,193	3,991
Goodwill	6,908	6,908
Other intangible assets, net	930	1,064
Company owned life insurance	44,140	42,989
Other assets	38,569	37,481
	$1,796,537	$1,637,320

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$432,251	$390,897
Interest bearing	1,032,377	975,798
Total deposits	1,464,628	1,366,695
Repurchase agreements	9,405	7,251
Short-term borrowings	75,300	18,200
Long-term borrowings	2,000	6,000
Subordinated debentures	30,928	30,928
Other liabilities	23,936	21,155
Total liabilities	1,606,197	1,450,229

Commitments and contingent liabilities (Note 12)

Shareholders' equity
Serial Preferred stock, no par value; 10,000,000 shares authorized; none issued
Common stock, no par value; 24,000,000 shares authorized; 13,254,088 and 13,689,181 shares issued and outstanding in 2015 and 2014 respectively	62,404	64,153
Additional paid-in capital	2,689	2,605
Retained earnings	122,701	116,026
Accumulated other comprehensive income, net of taxes of $1,846 in 2015 and $3,011 in 2014	2,546	4,307
Total shareholders' equity	190,340	187,091
	$1,796,537	$1,637,320

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands, except per share data)

	2015	2014	2013
Interest and dividend income
Loans and leases, including fees	$51,512	$44,380	$44,030
Taxable securities	8,192	7,653	4,899
Tax-exempt securities	2,953	2,936	2,737
Dividend income on securities	19	90	17
Federal funds sold and other	31	62	102
Total interest income	62,707	55,121	51,785
Interest expense
Deposits	1,785	2,064	2,455
Short-term borrowings	66	25	19
Long-term borrowings	13	4	33
Subordinated debentures	717	703	714
Total interest expense	2,581	2,796	3,221
Net interest income	60,126	52,325	48,564
Provision for loan and lease losses	-	350	4,350
Net interest income after provision for loan and lease losses	60,126	51,975	44,214
Non-interest income
Service charges on deposits	9,399	8,275	9,022
Gain on sale of loans	6	3	129
Credit card fees	463	451	462
Checkcard fees	4,234	3,908	3,749
Net gains on sale of securities available-for-sale	666	667	6
Increase in cash surrender value of life insurance	907	1,278	1,787
Other income	2,040	1,249	1,908
Total non-interest income	17,715	15,831	17,063
Non-interest expense
Salaries and employee benefits	24,871	22,926	21,920
Occupancy and equipment	6,899	6,344	6,274
Acquisition costs	101	2,070	-
Other	18,832	15,035	16,621
Total non-interest expense	50,703	46,375	44,815
Income before income taxes	27,138	21,431	16,462
Provision for income taxes	9,071	6,191	3,093
Net income	$18,067	$15,240	$13,369
Earnings per share
Basic	$1.34	$1.09	$0.94
Diluted	$1.33	$1.08	$0.94

Weighted average shares outstanding, basic	13,460,605	14,001,958	14,155,927
Weighted average shares outstanding, diluted	13,585,110	14,136,486	14,290,150

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013

Net income	$18,067	$15,240	$13,369
Other comprehensive income (loss), before tax:
Unrealized gains on securities:
Unrealized holding gain (loss) arising during period	(2,224)	7,257	(5,588)
Reclassification adjustment for gain (1) included in net income	(666)	(667)	(6)
Other comprehensive income (loss), before tax	(2,890)	6,590	(5,594)
Income tax (expense) benefit related to items of other comprehensive income	1,129	(2,712)	2,303
Total other comprehensive income (loss), net of tax	(1,761)	3,878	(3,291)

Comprehensive income	$16,306	$19,118	$10,078

(1) Amounts are included in net gains on securities available-for-sale on the Consolidated Statements of Income in non-interest income. Income tax expense associated with the reclassification adjustment for the years ended 2015, 2014 and 2013 was $280 thousand, $274 thousand and $2 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three Years Ended December 31, 2015

(dollars in thousands, except per share data)

	Common Stock
	Shares	Amount	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shareholders' Equity

Balance, January 1, 2013	14,106,959	$64,384	$2,660	$103,128	$3,720	$173,892

Net Income				13,369		13,369
Other comprehensive loss, net of tax					(3,291)	(3,291)
Exercise of stock options and related tax benefit	110,240	1,396	(280)			1,116
Stock compensation costs			268			268
Cash dividends - $.26 per share				(3,680)		(3,680)
Balance, December 31, 2013	14,217,199	65,780	2,648	112,817	429	181,674

Net Income				15,240		15,240
Other comprehensive income, net of tax					3,878	3,878
Exercise of stock options and related tax benefit	95,330	1,300	(224)			1,076
Stock compensation costs			181			181
Stock repurchase	(623,348)	(2,927)		(7,256)		(10,183)
Cash dividends - $.34 per share				(4,775)		(4,775)
Balance, December 31, 2014	13,689,181	64,153	2,605	116,026	4,307	187,091

Net Income				18,067		18,067
Other comprehensive loss, net of tax					(1,761)	(1,761)
Exercise of stock options and related tax benefit	37,240	477	49			526
Stock compensation costs			35			35
Stock repurchase	(472,333)	(2,226)		(5,730)		(7,956)
Cash dividends - $.42 per share				(5,662)		(5,662)
Balance, December 31, 2015	13,254,088	$62,404	$2,689	$122,701	$2,546	$190,340

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014, and 2013

(dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$18,067	$15,240	$13,369
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on investment of securities	(666)	(667)	(6)
Gain on sales of loans	(6)	(3)	(129)
Loss (gain) on disposal of fixed assets	62	(4)	(15)
(Gain) loss on sale of foreclosed assets	(259)	(2,253)	223
Writedown of foreclosed assets	221	452	730
Share-based compensation expense	35	181	268
Provision for loan losses	-	350	4,350
Depreciation and amortization	2,272	2,107	2,131
Net amortization on securities premiums and discounts	6,932	6,607	8,177
Decrease in unearned net loan fees	518	129	366
Increase in cash surrender value of life insurance policies	(1,151)	(1,475)	(1,417)
Proceeds from sales of loans	323	108	5,459
Originations of loans held for sale	(317)	-	(5,225)
Decrease in interest receivable and other assets	1,219	5,884	2,225
Increase in other liabilities	758	3,453	1,514
Deferred income tax provision (benefit)	1,629	(1,151)	2,360
Excess tax provision (benefit) from equity based compensation	146	(224)	(280)
Net cash provided by operating activities	29,783	28,734	34,100
Cash flows from investing activities:
Maturities of securities available for sale	580	1,620	1,724
Proceeds from sales/calls of securities available for sale	39,831	29,452	4,135
Purchases of securities available for sale	(136,459)	(150,515)	(160,251)
Principal paydowns on securities available for sale	91,193	77,442	95,772
Net (purchases) redemption of FHLB stock	(504)	(190)	438
(Increase) decrease in loans receivable, net	(165,061)	(107,734)	64,868
Purchases of premises and equipment, net	(2,530)	(2,379)	(667)
Proceeds from sales of foreclosed assets	1,833	6,854	15,023
Proceeds from sales of fixed assets	59	4	-
Cash acquired in bank acquisition	-	514	-
Net cash used in investing activities	(171,058)	(144,932)	21,042
Cash flows from financing activities:
Increase in deposits	97,933	84,244	145
Increase (decrease) in borrowed funds	53,100	16,200	(41,650)
Increase in repurchase agreements	2,154	1,277	4,555
Cash dividends paid	(5,662)	(4,775)	(3,680)
Repurchases of common stock	(7,956)	(10,183)	-
Stock options exercised	380	1,300	1,396
Excess tax (benefit) provision from equity based compensation	(146)	224	280
Net cash provided by financing activities	139,803	88,287	(38,954)
(Decrease) increase in cash and due from banks	(1,472)	(27,911)	16,188
Cash and cash equivalents, beginning of year	50,095	78,006	61,818
Cash and cash equivalents, end of year	$48,623	$50,095	$78,006

(Continued)

SIERRA BANCORP AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest	$1,957	$2,845	$3,340
Income taxes	$6,390	$1,800	$-
Non-cash investing activities
Real estate acquired through foreclosure	$1,004	$842	$4,990
Change in unrealized net (losses) gains on
Securities available-for-sale	$(2,890)	$6,590	$(5,594)
Assets acquired (liabilities assumed) in bank acquisition:
Cash and cash equivalents	$-	$15,852	$-
Securities	$-	$44,187	$-
Federal Home Loan Bank stock	$-	$860	$-
Loans	$-	$61,573	$-
Premises and equipment	$-	$1,188	$-
Core deposit intangibles	$-	$1,075	$-
Goodwill	$-	$1,364	$-
Other assets	$-	$5,719	$-
Deposits	$-	$(108,272)	$-
Federal Home Loan Bank advances	$-	$(8,000)	$-
Other liabilities	$-	$(208)	$-

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE BUSINESS OF SIERRA BANCORP

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

The Bank operates twenty-eight full service branch offices, an online branch, a real estate industries group, an agricultural credit division, an SBA lending unit, and one loan production office. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable legal limits. The Bank maintains a diversified loan portfolio comprised of agricultural, commercial, consumer, real estate construction and mortgage loans. Loans are made primarily within the market area of the South Central San Joaquin Valley of California, specifically, Tulare, Fresno, Kern, Kings, and Madera counties, however, the Bank recently expanded into the Southern California corridor stretching from Santa Paula to Santa Clarita in the counties of Ventura and Los Angeles. These areas have diverse economies with principal industries being agriculture, real estate and light manufacturing.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and the consolidated accounts of its wholly-owned subsidiary, Bank of the Sierra. All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior years' balances to conform to classifications used in 2015. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and prevailing practices within the banking industry.

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

Interest income includes amortization of purchase premium or discount. Premiums or discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The Company has issued various representations and warranties associated with the sale of loans. These representations and warranties may require the Company to repurchase loans with underwriting deficiencies as defined per the applicable sales agreements and certain past due loans within 90 days of the sale. The Company did not experience losses during the years ended December 31, 2015, 2014, or 2013 regarding these representations and warranties.

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

Such PCI loans are accounted for individually or aggregated into pools of loans based on common risk characteristics. The Company estimates the amount and timing of expected cash flows for the loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

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

Most of the Company’s business activity is with customers located in California within the Southern Central San Joaquin Valley and the corridor stretching between Santa Paula and Santa Clarita, therefore the Company’s exposure to credit risk is significantly affected by changes in the economy in those regions. The Company considers this concentration of credit risk when assessing and assigning qualitative factors in the allowance for loan losses. Portfolio segments identified by the Company include Direct Financing leases, Agricultural, Commercial and Industrial, Real Estate, Small Business Administration, and Consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans; and credit scores, debt-to-income ratios, collateral type and loan-to-value ratios for consumer loans.

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

The Company had no foreclosed residential real estate properties recorded at December 31, 2015, as a result of obtaining physical possession of the property. At December 31, 2015, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceeds are in process is $709,000.

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

Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist which indicate that an impairment test should be performed. The Company selected December 31, 2015 as the date to perform the annual impairment test for 2015. Goodwill is the only intangible asset with an indefinite life on our balance sheet. There was no impairment recognized for the years ended December 31, 2015, 2014, and 2013.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. We have determined that as of December 31, 2015 all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

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

Stock-Based Compensation

At December 31, 2015, the Company had one stock-based compensation plan, the Sierra Bancorp 2007 Stock Incentive Plan (the “2007 Plan”), which was adopted by the Company’s Board of Directors on March 15, 2007 and approved by the Company’s shareholders on May 23, 2007. The 2007 Plan originally covered 1,500,000 shares of the Company’s authorized but unissued common stock, subject to adjustment for stock splits and dividends, and provides for the issuance of both “incentive” and “nonqualified” stock options to salaried officers and employees, and of “nonqualified” stock options to non-employee directors. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants. We have not issued, nor do we currently have plans to issue, restricted stock awards. The 2007 plan supersedes the Company’s 1998 Stock Option plan (“1998 Plan”) which was terminated. The outstanding options issued under the 1998 Plan were not affected by this termination.

Compensation cost and director’s expense is recognized for stock options issued to employees and directors and is recognized over the required service period, generally defined as the vesting period. The Company is using the Black-Scholes model to value stock options. The “multiple option” approach is used to allocate the resulting valuation to actual expense for current period. Expected volatility is based on historical volatility of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding subsequent to vesting, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of each option is estimated on the date of grant using the following assumptions:

	Years Ended December 31,
	2015	2014	2013 (1)
Dividend yield	2.18%	2.08%	N/A
Expected Volatility	26.45%	25.01%	N/A
Risk-free interest rate	1.02%	1.00%	N/A
Expected option life	4.0 years	4.0 years	N/A

(1) No stock options were issued in 2013.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2014, the FASB issued ASU 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, to provide additional flexibility with regard to accounting for investments in qualified affordable housing projects. ASU 2014-01 modifies the conditions that must be met to present the pretax impact and related tax benefits of such investments as a component of income taxes (“net” within income tax expense), to enable more investors to elect to use a “net” presentation for those investments. Investors that do not qualify for “net” presentation under the new guidance will continue to account for such investments under the equity method or cost method, which results in losses recognized in pretax income and tax benefits recognized in income taxes (“gross” presentation of investment results). For investments that qualify for the “net” presentation of investment performance, ASU 2014-01 introduces a “proportional amortization method” that can be elected to amortize the investment basis. If elected, the method is required for all eligible investments in qualified affordable housing projects. ASU 2014-01 also requires enhanced recurring disclosures for all investments in qualified affordable housing projects, regardless of the accounting method used for those investments. It is effective for interim and annual periods beginning after December 15, 2014, and early adoption is permitted. The Company adopted ASU 2014-01 in the first quarter of 2015, however we are continuing to account for our low-income housing tax credit investments using the equity method therefore there was no impact on our income statement or balance sheet, but our disclosures with regard to low-income housing tax credit investments were updated to reflect the new requirements.

In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to resolve diversity in practice with respect to a creditor’s reclassification of a collateralized consumer mortgage loan to other real estate owned (OREO). Current US GAAP requires a loan to be reclassified to OREO upon a troubled debt restructuring that is “in substance a repossession or foreclosure”, where the creditor receives “physical possession” of the debtor's assets regardless of whether formal foreclosure proceedings take place. The terms “in substance a repossession or foreclosure” and “physical possession” are not defined in US GAAP; therefore, questions have arisen about when a creditor should reclassify a collateralized mortgage loan to OREO. ASU 2014-04 requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or when the borrower voluntarily conveys all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. ASU 2014-04 is effective for public business entities for interim and annual periods beginning after December 15, 2014. ASU 2014-04 did not have any impact on the Company’s financial statements or operations upon adoption.

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

In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop a common revenue standard and disclosures for U.S. and international accounting standards that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosure requirements; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is currently evaluating the potential effects of this guidance on its financial statements and disclosures.

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

In August 2014, the FASB issued ASU 2014-14 which amended existing guidance related to the classification of certain government-guaranteed mortgage loans, including those guaranteed by the FHA and the VA, upon foreclosure. It requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if the following conditions are met: 1) The loan has a government guarantee that is not separable from the loan before foreclosure; 2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and 3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for annual periods and interim periods within those annual periods, beginning after December 15, 2014. ASU 2014-14 did not have any impact upon the Company’s financial statements or operations upon adoption, and is not expected to have any impact in future periods.

On January 5, 2016, the FASB issued Accounting Standards Update 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the effects of ASU 2016-01 on our financial statements and disclosures.

On February 25, 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842). The new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of the securities available-for-sale are as follows (dollars in thousands):

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

US Government Agencies	$28,801	$303	$(62)	$29,042
Mortgage-backed securities	374,683	2,440	(2,062)	375,061
State and political subdivisions	99,093	3,146	(56)	102,183
Equity securities	575	721	-	1,296
Total securities	$503,152	$6,610	$(2,180)	$507,582

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

US Government Agencies	$26,959	$334	$(23)	$27,270
Mortgage-backed securites	378,339	4,299	(1,196)	381,442
State and political subdivisions	98,056	3,093	(200)	100,949
Equity securities	1,210	1,012	-	2,222
Total securities	$504,564	$8,738	$(1,419)	$511,883

For the years ended December 31, 2015, 2014, and 2013, proceeds from sales of securities available-for-sale were $31.2 million, $26.7 million, and $700 thousand, respectively. Gains and losses on the sale of investment securities are recorded on the trade date and are determined using the specific identification method.

Gross gains and losses from the sales and calls of securities for the years ended were as follows (dollars in thousands):

	December 31,
	2015	2014	2013
Gross gains on sales and calls of securities	$894	$739	$6
Gross losses on sales and calls of securities	(228)	(72)	-
Net gains on sales and calls of securities	$666	$667	$6

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SECURITIES AVAILABLE-FOR-SALE (Continued)

At December 31, 2015 and 2014, the Company had 175 and 134 securities with unrealized gross losses, respectively. Information pertaining to these securities aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows (dollars in thousands):

	December 31, 2015
	Less than twelve months		Twelve months or longer
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value

US Government Agencies	$(62)	$10,329	$-	$-
Mortgage-backed securities	(1,608)	187,734	(454)	35,511
State and political subdivisions	(17)	3,409	(39)	3,847
Equity securities	-	-	-	-
Total	$(1,687)	$201,472	$(493)	$39,358

	December 31, 2014
	Less than twelve months		Twelve months or longer
	Gross		Gross
	Unrealized		Unrealized
	Losses	Fair Value	Losses	Fair Value

US Government Agencies	$(23)	$3,485	$-	$-
Mortgage-backed securities	(564)	84,004	(632)	51,982
State and political subdivisions	(31)	7,738	(169)	9,045
Equity securities	-	-	-	-
Total	$(618)	$95,227	$(801)	$61,027

The Company has reviewed all sectors and securities in the portfolio for impairment. During the year ended December 31, 2015 the Company realized gains through earnings from the sale of 49 debt securities for $388,000 and two equity positions for $506,000. The securities were sold with 42 other debt securities, for which a $228,000 loss was realized, to improve the structure in the portfolio while reducing administrative costs. During the year ended December 31, 2014, the Company realized gains of $739,000 and losses of $72,000 from the sale of 66 debt securities and one equity position which were sold to improve the credit quality of the portfolio by minimizing securities on our Municipal Bond Watch List.

The Company has concluded as of December 31, 2015 that all remaining securities, currently in an unrealized loss position, are not other-than-temporarily-impaired. This assessment was based on the following factors: 1) the Company has the ability to hold the security, 2) the Company does not intend to sell the security, 3) the Company does not anticipate it will be required to sell the security before recovery, 4) and the Company expects to eventually recover the entire amortized cost basis of the security.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	SECURITIES AVAILABLE-FOR-SALE (Continued)

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Fair Value
	(dollars in thousands)
Maturing within one year	$3,657	$3,706
Maturing after one year through five years	242,719	244,733
Maturing after five years through ten years	50,144	51,308
Maturing after ten years	50,413	51,671

Securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	155,644	154,868
Other securities	575	1,296
	$503,152	$507,582

Securities available-for-sale with amortized costs totaling $178,472,000 and estimated fair values totaling $180,209,000 were pledged to secure other contractual obligations and short-term borrowing arrangements at December 31, 2015 (see Note 9).

Securities available-for-sale with amortized costs totaling $137,160,000 and estimated fair values totaling $140,611,000 were pledged to secure public deposits, other contractual obligations and short-term borrowing arrangements at December 31, 2014 (see Note 9).

At December 31, 2015, the Company’s investment portfolio included securities issued by 231 different government municipalities and agencies located within 27 states with a fair value of $102.2 million. The largest exposure to any single municipality or agency was $2.5 million (fair value) in six bonds issued for the renovation, modernization and construction of various school facilities by the Lindsay Unified School District, to be repaid by future tax revenues.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations (dollars in thousands):

	December 31, 2015		December 31, 2014
General obligation bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
State of Issuance:
California	$20,473	$21,642	$20,078	$21,288
Texas	16,575	16,954	14,489	14,675
Illinois	9,997	10,191	8,272	8,394
Ohio	7,610	7,748	7,456	7,555
Washington	5,905	6,081	5,966	6,126
Arizona	2,039	2,108	2,070	2,156
Utah	953	990	956	984
Other (19 states)	20,334	20,848	19,183	19,676
Total General Obligation Bonds	83,886	86,562	78,470	80,854

Revenue bonds
State of Issuance:
Utah	4,434	4,519	3,769	3,834
Texas	3,732	3,863	3,273	3,387
Washington	1,791	1,827	1,167	1,197
California	1,002	1,028	2,174	2,233
Ohio	318	319	321	332
Arizona	-	-	3,710	3,777
Other (7 states)	3,930	4,065	5,172	5,335
Total Revenue Bonds	15,207	15,621	19,586	20,095
Total Obligations of States and Political Subdivisions	$99,093	$102,183	$98,056	$100,949

The following table summarizes the amortized cost and fair value of revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the revenue source of repayment for our largest source concentrations (dollar in thousands):

	December 31, 2015		December 31, 2014
Revenue bonds	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Revenue Source:
Water	$3,942	$4,052	$7,100	$7,278
College & University	2,975	3,103	2,723	2,834
Sales Tax	2,630	2,663	2,361	2,405
Lease	2,040	2,100	1,356	1,362
Electric & Power	679	691	1,880	1,914
Other (9 sources)	2,941	3,012	4,166	4,302
Total Revenue Bonds	$15,207	$15,621	$19,586	$20,095

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES

The composition of the loan and lease portfolio is as follows (dollars in thousands):

	December 31,
	2015	2014
Real estate:
Secured by residential, commercial and professional office properties, including construction and development	$421,174	$370,639
Secured by residential properties	223,752	188,552
Secured by farm land	133,182	145,039
Total real estate loans	778,108	704,230
Agricultural	46,237	27,746
Commercial and industrial	113,207	113,771
Mortgage warehouse lines	180,355	106,021
Consumer	14,949	18,885
Total loans	1,132,856	970,653
Deferred loan and lease origination cost, net	2,169	1,651
Allowance for loan and lease losses	(10,423)	(11,248)

Loans, net	$1,124,602	$961,056

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2015 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$13,784	$1,157	$-	$-	$14,941
Other Construction/Land	35,901	135	-	1,323	37,359
1-4 family - closed-end	127,972	2,498	387	6,499	137,356
Equity Lines	39,966	199	957	3,111	44,233
Multi-family residential	26,178	-	-	1,044	27,222
Commercial real estate owner occupied	196,211	12,075	7,322	3,100	218,708
Commercial real estate Non-owner occupied	155,223	4,505	170	5,209	165,107
Farmland	130,285	1,563	724	610	133,182

Total Real Estate	725,520	22,132	9,560	20,896	778,108

Agricultural	46,197	40	-	-	46,237
Commercial and Industrial	108,931	933	755	2,588	113,207
Mortgage warehouse lines	180,355	-	-	-	180,355
Consumer loans	12,718	178	16	2,037	14,949

Total Gross Loans and Leases	$1,073,721	$23,283	$10,331	$25,521	$1,132,856

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Credit quality classifications as of December 31, 2014 were as follows (dollars in thousands):

	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$5,858	$-	$-	$-	$5,858
Other Construction/Land	15,238	247	-	4,423	19,908
1-4 family - closed-end	105,398	833	918	7,110	114,259
Equity Lines	46,819	294	1,237	1,367	49,717
Multi-family residential	18,127	420	-	171	18,718
Commercial real estate owner occupied	191,495	18,694	3,845	4,620	218,654
Commercial real estate Non-owner occupied	114,317	4,250	631	12,879	132,077
Farmland	142,295	1,950	744	50	145,039

Total Real Estate	639,547	26,688	7,375	30,620	704,230

Agricultural	27,215	531	-	-	27,746
Commercial and Industrial	108,469	1,529	857	2,916	113,771
Mortgage warehouse lines	106,021	-	-	-	106,021
Consumer loans	15,752	222	23	2,888	18,885

Total Gross Loans and Leases	$897,004	$28,970	$8,255	$36,424	$970,653

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

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

The following tables present the activity in the allowance for loan losses and the recorded investment in loans and impairment method by portfolio segment for each of the years ending December 31, 2015, 2014, and 2013 (dollars in thousands):

			Commercial and
	Real Estate	Agricultural	Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Balance, December 31, 2012	$8,034	$258	$3,467	$2,114	$-	$13,873
Charge-offs	(4,205)	(473)	(1,668)	(1,917)	-	(8,263)
Recoveries	618	-	802	297	-	1,717
Provision	1,097	1,193	1,186	623	251	4,350
Balance, December 31, 2013	5,544	978	3,787	1,117	251	11,677
Charge-offs	(1,629)	(124)	(625)	(1,837)	-	(4,215)
Recoveries	1,913	6	801	716	-	3,436
Provision	415	126	(2,019)	1,769	59	350
Balance, December 31, 2014	6,243	986	1,944	1,765	310	11,248
Charge-offs	(706)	-	(395)	(1,739)	-	(2,840)
Recoveries	751	81	225	958	-	2,015
Provision	(1,505)	(345)	759	279	812	-
Balance, December 31, 2015	$4,783	$722	$2,533	$1,263	$1,122	$10,423

(1) Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Loans evaluated for impairment:

	December 31, 2015		December 31, 2014		December 31, 2013
	Individually	Collectively	Individually	Collectively	Individually	Collectively
Real estate	$20,896	$757,212	$30,620	$673,610	$47,010	$530,829
Agricultural	-	46,237	-	27,746	470	24,710
Commercial and Industrial (1)	2,588	290,974	2,916	216,876	5,444	171,243
Consumer	2,037	12,912	2,888	15,997	3,463	20,073
Total loans	$25,521	$1,107,335	$36,424	$934,229	$56,387	$746,855

(1) Includes mortgage warehouse lines

Reserves based on method of evaluation for impairment:

	December 31, 2015		December 31, 2014		December 31, 2013
	Specific	General	Specific	General	Specific	General
Real estate	$2,889	$1,894	$3,864	$2,379	$2,867	$2,677
Agricultural	-	722	-	986	126	852
Commercial and Industrial (1)	683	1,850	916	1,028	1,925	1,862
Consumer	343	920	668	1,097	431	686
Unallocated	-	1,122	-	310	-	251
Total loan loss reserves	$3,915	$6,508	$5,448	$5,800	$5,349	$6,328

(1) Includes mortgage warehouse lines

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following tables present the recorded investment in nonaccrual loans and loans past due over 30 days as of December 31, 2015 and December 31, 2014 (dollars in thousands):

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(2)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(1)
Real Estate:
1-4 family residential construction	$612	$545	$-	$1,157	$13,784	$14,941	$-
Other Construction/Land	18	129	63	210	37,149	37,359	457
1-4 family - closed-end	1,065	917	566	2,548	134,808	137,356	2,298
Equity Lines	199	247	484	930	43,303	44,233	1,770
Multi-family residential	-	630	-	630	26,592	27,222	630
Commercial real estate owner occupied	232	129	260	621	218,087	218,708	2,325
Commercial real estate Non-owner occupied	-	-	-	-	165,107	165,107	262
Farmland	-	-	-	-	133,182	133,182	610
Total Real Estate Loans	2,126	2,597	1,373	6,096	772,012	778,108	8,352

Agricultural	-	-	-	-	46,237	46,237	-
Commercial and Industrial	127	153	86	366	112,841	113,207	710
Mortage warehouse lines	-	-	-	-	180,355	180,355	-
Consumer loans	98	9	45	152	14,797	14,949	572

Total Gross Loans and Leases	$2,351	$2,759	$1,504	$6,614	$1,126,242	$1,132,856	$9,634

(1) Included in Total Financing Receivables

(2) As of December 31, 2015 there were no loans over 90 days past due and still accruing.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

Individually impaired loans as of December 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

	December 31, 2015
	Unpaid Principal	Recorded		Average Recorded	Interest Income
	Balance(1)	Investment(2)	Related Allowance	Investment	Recognized(3)
With an Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	919	769	83	967	42
1-4 Family - closed-end	8,085	6,137	290	6,157	255
Equity Lines	2,339	2,269	214	2,374	17
Multifamily residential	414	414	1	417	5
Commercial real estate- owner occupied	1,272	1,272	589	1,405	139
Commercial real estate- non-owner occupied	3,350	3,350	1,712	3,390	164
Farmland	-	-	-	-	-
Total Real Estate	16,379	14,211	2,889	14,710	622
Agricultural	-	-	-	-	-
Commercial and Industrial	2,572	2,559	683	2,857	97
Consumer loans	2,023	2,022	343	2,298	112
	20,974	18,792	3,915	19,865	831
With no Related Allowance Recorded
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$-
Other Construction/Land	554	554	-	566	34
1-4 Family - closed-end	585	362	-	602	-
Equity Lines	843	842	-	840	-
Multifamily residential	630	630	-	633	-
Commercial real estate- owner occupied	1,828	1,828	-	2,251	-
Commercial real estate- non-owner occupied	2,006	1,859	-	2,102	118
Farmland	610	610	-	629	-
Total Real Estate	7,056	6,685	-	7,623	152
Agricultural	-	-	-	-	-
Commercial and Industrial	45	29	-	77	-
Consumer loans	160	15	-	256	-
	7,261	6,729	-	7,956	152
Total	$28,235	$25,521	$3,915	$27,821	$983

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

Included in loans above are troubled debt restructurings that were classified as impaired. The Company had $2,231,000 and $2,592,000 in commercial loans, $12,173,000 and $21,302,000 in real estate secured loans and $1,866,000 and $2,640,000 in consumer loans, which were modified as troubled debt restructurings and consequently classified as impaired at December 31, 2015 and 2014, respectively.

Additional commitments to existing customers with restructured loans totaled $1,515,000 and $3,584,000 at December 31, 2015 and 2014, respectively.

Interest income recognized on impaired loans was $983,000, $1,056,000, and $1,220,000, for the years ended December 31, 2015, 2014, and 2013, respectively. There was no interest income recognized on a cash basis on impaired loans for the years ended December 31, 2015, 2014, and 2013, respectively.

The following is a summary of interest income from non-accrual loans in the portfolio at year-end that was not recognized (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Interest that would have been recorded under the loans’ original terms	$643	$1,666	$3,209
Less gross interest recorded	188	389	304
Foregone interest	$455	$1,277	$2,905

Certain loans have been pledged to secure short-term borrowing arrangements (see Note 9). These loans totaled $555,874,000 and $475,979,000 at December 31, 2015 and 2014, respectively.

Salaries and employee benefits totaling $3,058,000, $2,673,000, and $2,804,000, have been deferred as loan and lease origination costs to be amortized over the estimated lives of the related loans and leases for the years ended December 31, 2015, 2014, and 2013, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

During the periods ended December 31, 2015 and 2014, the terms of certain loans were modified as troubled debt restructurings. Types of modifications applied to these loans include a reduction of the stated interest rate, a modification of term, an agreement to collect only interest rather than principal and interest for a specified period, or any combination thereof.

The following tables present troubled debt restructurings by type of modification during the period ending December 31, 2015 and December 31, 2014 (dollars in thousands):

December 31, 2015	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$111	$-	$-	$111
1-4 family - closed-end	-	-	4,882	-	4,882
Equity Lines	-	1,164	290	-	1,454
Multi-family Residential	-	418			418
Commercial real estate owner occupied	-	-	-	-	-
Commercial real estate
Non-owner occupied	-	-	-	-	-
Total Real Estate Loans	-	1,693	5,172	-	6,865

Agricultural	-	-	-	-	-
Commercial and Industrial	-	140	-	-	140
Consumer Loans	-	23	-	-	23
	$-	$1,856	$5,172	$-	$7,028

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

December 31, 2014	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total
Troubled Debt Restructurings
Real Estate:
Other Construction/Land	$-	$-	$40	$-	$40
1-4 family - closed-end	41	13	-	-	54
Equity Lines	-	945	29	-	974
Commercial real estate owner occupied	279	123	-	-	402
Commercial real estate
Non-owner occupied	-	-	-	-	-
Total Real Estate Loans	320	1,081	69	-	1,470

Agricultural	-	-	-	-	-
Commercial and Industrial	-	153	28	30	211
Consumer Loans	-	9	103	-	112
	$320	$1,243	$200	$30	$1,793

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

The following tables present loans by class modified as troubled debt restructurings including any subsequent defaults during the period ending December 31, 2015 and December 31, 2014 (dollars in thousands):

		Pre-Modification	Post-Modification
		Outstanding	Outstanding	Reserve
December 31, 2015	Number of Loans	Recorded Investment	Recorded Investment	Difference(1)
Real Estate:
Other Construction/Land	2	$111	$111	$4
1-4 family - closed-end	15	4,883	4,882	154
Equity Lines	12	1,454	1,454	176
Multi-family Residential	1	418	418	-
Commercial real estate owner occupied	0	-	-	-
Commercial real estate non-owner occupied	0	-	-	-
Total Real Estate Loans		6,866	6,865	334

Agricultural	0	-	-	-
Commercial and Industrial	5	140	140	(16)
Consumer Loans	2	23	23	7
		$7,029	$7,028	$325

(1) This represents the increase or (decrease) in the allowance for loans and lease losses reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Subsequent Defaults
December 31, 2015	Number of Loans	Recorded Investment	Charge-Offs
Real Estate:
Other Construction/Land	0	$-	$-
1-4 family - closed-end	0	-	-
Equity Lines	0	-	-
Commercial real estate- owner occupied	0	-	-
Commercial real estate- non owner occupied	0	-	-
Total Real Estate Loans		-	-

Agricultural	0	-	-
Commercial and Industrial	0	-	-
Consumer Loans	0	-	-
		$-	$-

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

		Pre-Modification	Post-Modification
December 31, 2014	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(1)
Real Estate:
Other Construction/Land	1	$40	$40	$-
1-4 family - closed-end	2	54	54	-
Equity Lines	11	974	974	364
Commercial real estate owner occupied	2	402	402	-
Commercial real estate non-owner occupied	0	-	-	-
Total Real Estate Loans		1,470	1,470	364

Agricultural	0	-	-	-
Commercial and Industrial	9	211	211	75
Consumer Loans	4	112	112	15
		$1,793	$1,793	$454

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

In the tables above, the TDRs that subsequently defaulted increased the allowance for loan and lease losses by $0 and $51,000 for the years ended December 31, 2015 and 2014. The total allowance for loan and lease losses specifically allocated to the balances that were classified as TDRs during the year ended December 31, 2015 and 2014 is $1,486,000 and $2,714,000, respectively.

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

Loan Servicing

The Company originates mortgage loans for sale to investors. During the years ended December 31, 2015, 2014, and 2013, all mortgage loans that were sold by the Company were sold without retention of related servicing. The Company’s servicing portfolio at December 31, 2015, 2014, and 2013 totaled $425,000, $770,000, and $1,585,000, respectively. At December 31, 2015, loans were principally serviced for one investor.

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

	December 31, 2015

	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,158	$188
Commercial and industrial	38	-
Consumer	1	-
Total purchased credit impaired loans	$1,197	$188

	December 31, 2014

	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,222	$228
Commercial and industrial	92	-
Consumer	1	-
Total purchased credit impaired loans	$1,315	$228

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	LOANS AND LEASES (Continued)

No ALLL was recorded on purchased credit impaired loans as of December 31, 2015 and 2014. Purchased credit impaired loans acquired during the years ended December 31, 2015 and 2014 for which it was probable at acquisition that not all contractually required payments would be collected are as follows (dollars in thousands):

	2015	2014

Contractually required payments receivable of loans purshased during the year:
Consumer	$-	$572
Sierra Reserve	-	875
Non-accretable difference	-	(1,221)
Cash flows expected to be collected at acquisition	-	226
Fair value of acquired loans at acquisition	$-	$226

Accretable yield, or income expected to be collected is as follows:

	Years Ended December 31,

	2015	2014	2013

Balance at January 1	$1,106	$-	$-
New loans purchased	-	1,106	-
Accretion of income	(218)	-	-
Reclassifications from non-accretable difference	-	-	-
Disposals		-	-
Balance at December 31	$888	$1,106	$-

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	PREMISES AND EQUIPMENT

Premises and equipment at cost consisted of the following (dollars in thousands):

	December 31,

	2015	2014

Land	$3,019	$3,019
Buildings and improvements	16,398	16,348
Furniture, fixtures and equipment	18,166	18,397
Leasehold improvements	11,049	10,850
	48,632	48,614

Less accumulated depreciation and amortization	26,826	26,808
Construction in progress	184	47
	$21,990	$21,853

Depreciation and amortization included in occupancy and equipment expense totaled $2,272,000, $2,107,000, and $2,119,000, for the years ended December 31, 2015, 2014, and 2013, respectively.

Operating Leases

The Company leases certain of its branch properties under non-cancelable operating leases. Rental expense included in occupancy and equipment expense totaled $1,256,000, $1,017,000, and $1,001,000 and for the years ended December 31, 2015, 2014, and 2013, respectively.

Rent commitments, before considering renewal options that generally are present, were as follows:

Year Ending December 31,

2016	$1,190,000
2017	1,141,000
2018	1,044,000
2019	790,000
2020	787,000
Thereafter	3,207,000

$8,159,000

The Company has options to renew its branch facilities after the initial leases expire. The renewal options range from one to ten years and are not included in the payments reflected above.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the year is as follows (dollars in thousands):

	Years Ended December 31,

	2015	2014	2013

Balance at January 1	$6,908	$5,544	$5,544
Acquired goodwill	-	1,364	-
Impairment	-	-	-
Balance at December 31	$6,908	$6,908	$5,544

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. Bank of the Sierra (the “Bank”) is the only subsidiary of the Company that meets the materiality criteria necessary to be deemed an operating segment, and because the Company exists primarily for the purpose of holding the stock of the Bank we have determined that only one unified operating segment (the consolidated Company) exists. At December 31, 2015, the Company had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the Company exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets were as follows at year-end (dollars in thousands):

	Years Ended December 31,

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core deposit intangibles	$1,075	$145	$1,075	$11

Aggregate amortization expense was $134,000, $11,000, and $0 for 2015, 2014, and 2013.

Estimated amortization expense for each of the next five years and thereafter (dollars in thousands):

2016	$134
2017	$134
2018	$134
2019	$134
2020	$134
Thereafter	$260
$930

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	December 31,

	2015	2014
Accrued interest receivable	$5,808	$5,852
Deferred tax assets	12,283	12,810
Investment in limited partnerships	6,217	7,276
Federal Home Loan Bank stock, at cost	7,135	6,631
Other	7,126	4,912
	$38,569	$37,481

The Company has invested in limited partnerships that operate qualified affordable housing projects to receive tax benefits in the form of tax deductions from operating losses and tax credits. The Company accounts for these investments under the cost method and management analyzes these investments annually for potential impairment. The Company had no remaining capital commitments to these partnerships at December 31, 2015.

The Company holds certain equity investments that are not readily marketable securities and thus are classified as “other assets” on the Company’s balance sheet. These include investments in Pacific Coast Bankers Bancshares, California Economic Development Lending Initiative, and the Federal Home Loan Bank (“FHLB”). The largest of these is the Company’s $7,135,000 investment in FHLB stock, carried at cost. Quarterly, the FHLB evaluates and adjusts the Company’s minimum stock requirement based on the Company’s borrowing activity and membership requirements. Any stock deemed in excess is automatically repurchased by the FHLB at cost.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	DEPOSITS

Interest-bearing deposits consisted of the following (dollars in thousands):

	December 31,

	2015	2014

Interest Bearing Demand Deposits	$125,210	$110,840
NOW	306,630	275,494
Savings	193,052	167,655
Money Market	101,562	117,907
CDAR's, under $250,000	14,109	11,299
Time, under $250,000	141,773	151,719
Time, $250,000 or more	150,041	135,884
Brokered Deposits	-	5,000
	$1,032,377	$975,798

Aggregate annual maturities of time deposits were as follows (dollars in thousands):

Year Ending December 31,
2016	$296,521
2017	$4,328
2018	$1,655
2019	$1,981
2020	$735
Thereafter	$702
$305,922

Interest expense recognized on interest-bearing deposits consisted of the following (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013

Interest bearing demand deposits	$355	$283	$281
NOW	344	338	359
Savings	207	241	285
Money market	78	80	94
CDAR's	8	11	36
Time deposits	782	1,017	1,243
Brokered Deposits	11	94	157
	$1,785	$2,064	$2,455

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	OTHER BORROWING ARRANGEMENTS

At year end, short-term borrowings consisted of the following (dollars in thousands):

	2015					2014

	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate	Average balance outstanding	Amount	Average interest rate during the year	Maximum month-end balance during the year	Weighted average interest rate

As of December 31:
Repurchase agreements	$8,601	$9,405	.41%	$11,272	.40%	$5,936	$7,251	.35%	$7,739	.40%
Overnight Federal Home Loan
Bank advances	14,697	75,300	.21%	98,800	.27%	3,502	18,200	.11%	25,180	.25%
	$23,298	$84,705		$110,072		$9,438	$25,451		$32,919

At year end, long-term borrowings consisted of the following (dollars in thousands):

	2015			2014

			Weighted			Weighted
			average			average
	Amount	Fixed rate	interest rate	Amount	Fixed rate	interest rate

As of December 31:
Federal Home Loan Bank advances, maturing 2015	$-	-		$4,000	0.29%
Federal Home Loan Bank advances, maturing 2016	2,000	0.54%		2,000	0.54%
	$2,000		0.54%	$6,000		0.37%

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by $431,050,000 of first mortgage loans under a blanket lien arrangement at year end 2015. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to the total of $289,369,000 at year-end 2015, with a remaining borrowing capacity of $160,739,000 if sufficient additional collateral was pledged.

The Company had unsecured lines of credit with its correspondent banks which, in the aggregate, amounted to $70,000,000 at December 31, 2015 and 2014, respectively, at interest rates which vary with market conditions. There was $0 outstanding under these lines of credit at December 31, 2015 and December 31, 2014, respectively.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	INCOME TAXES

The provision for income taxes follows (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013
Federal:
Current	$5,451	$5,738	$563
Deferred	1,028	(1,281)	1,842
	6,479	4,457	2,405
State:
Current	1,928	1,604	170
Deferred	664	130	518
	2,592	1,734	688

	$9,071	$6,191	$3,093

The components of the net deferred tax asset, included in other assets, are as follows (dollars in thousands):

	December 31,

	2015	2014
Deferred tax assets:
Allowance for loan losses	$4,496	$4,877
Foreclosed assets	1,204	1,208
Deferred compensation	4,386	4,227
Accrued reserves	500	613
Non accrual loans	378	245
Other than temporary impairment charge	450	565
Credit carryforward	3,100	5,676
Net operating loss carryforward	1,664	1,709
Other	3,144	1,207

Total deferred tax assets	19,322	20,327

Deferred tax liabilities:
Premises and equipment	(815)	(726)
Deferred loan costs	(2,640)	(2,442)
Unrealized gain on securities available-for-sale	(1,846)	(3,011)
Other	(1,738)	(1,338)
Total deferred tax liabilities	(7,039)	(7,517)

Net deferred tax assets	$12,283	$12,810

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	INCOME TAXES (Continued)

The expense for income taxes differs from amounts computed by applying the statutory Federal income tax rates to income before income taxes. The significant items comprising these differences consisted of the following (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013
Income tax expense at Federal statutory rate	$9,498	$7,501	$5,597
Increase (decrease) resulting from:
State franchise tax expense, net of Federal tax effect	1,671	1,116	414
Tax exempt income	(1,034)	(1,018)	(920)
Affordable housing tax credits	(770)	(1,006)	(1,257)
Other	(294)	(402)	(741)

	$9,071	$6,191	$3,093

Effective tax rate	33.4%	28.9%	18.8%

The Company is subject to federal income tax and income tax of the state of California. Our federal income tax returns for the years ended December 31, 2012, 2013 and 2014 are open to audit by the federal authorities and our California state tax returns for the years ended December 31, 2011, 2012, 2013 and 2014 are open to audit by the state authorities.

The Company has net operating loss carry forwards of approximately $3,800,000 for federal income and approximately $4,400,000 for California franchise tax purposes. Net operating loss carry forwards, to the extent not used will begin to expire in 2029. Net operating loss carry forwards available from acquisitions are substantially limited by Section 382 of the Internal Revenue Code and benefits not expected to be realized due to the limitation have been excluded from the deferred tax asset and net operating loss carry forward amounts noted above.

There were no recorded interest or penalties related to uncertain tax positions as part of income tax for the years ended December 31, 2015, 2014, and 2013, respectively. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

11.	SUBORDINATED DEBENTURES

Sierra Statutory Trust II (“Trust II”) and Sierra Capital Trust III (“Trust III”), (collectively, the “Trusts”) were formed by the Company for the sole purpose of issuing trust preferred securities fully and unconditionally guaranteed by the Company. For financial reporting purposes, the Trusts are not consolidated and the Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Subordinated Debentures”) held by the Trusts and issued and guaranteed by the Company are reflected in the Company’s consolidated balance sheet in accordance with provisions of ASC Topic 810. Under applicable regulatory guidance, the amount of trust preferred securities that is eligible as Tier 1 capital is limited to twenty-five percent of the Company’s Tier 1 capital on a pro forma basis. At December 31, 2015, all $30,000,000 of the Company’s trust preferred securities qualified as Tier 1 capital.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	SUBORDINATED DEBENTURES (Continued)

During the first quarter of 2004, Sierra Statutory Trust II issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS II), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust II in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, re-pricing and payment terms as the TRUPS II. The Subordinated Debentures, purchased by Trust II, represent the sole assets of the Trust II. Those Subordinated Debentures mature on March 17, 2034, bear a current interest rate of 3.28% (based on 3-month LIBOR plus 2.75%), with re-pricing and payments due quarterly.

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

During the second quarter of 2006, Sierra Capital Trust III issued 15,000 Floating Rate Capital Trust Pass-Through Securities (TRUPS III), with a liquidation value of $1,000 per security, for gross proceeds of $15,000,000. The entire proceeds of the issuance were invested by Trust III in $15,464,000 of Subordinated Debentures issued by the Company, with identical maturity, repricing and payment terms as the TRUPS III. The Subordinated Debentures, purchased by Trust III, represent the sole assets of the Trust III. Those Subordinated Debentures mature on September 23, 2036, bear a current interest rate of 1.99% (based on 3-month LIBOR plus 1.40%), with repricing and payments due quarterly.

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

Letter of Credit

The Company holds two letters of credit with the Federal Home Loan Bank of San Francisco totaling $97,086,000. A $90,000,000 letter of credit is pledged to secure public deposits at December 31, 2015 and a $7,086,000 standby letter of credit was obtained on behalf of one of our customers to guarantee financial performance. Should the standby letter of credit be drawn upon, the customer would reimburse the Company from an existing line of credit.

Federal Reserve Requirements

Banks are required to maintain reserves with the Federal Reserve Bank equal to a specified percentage of their reservable deposits less vault cash. There were no reserve balances maintained at the Federal Reserve Bank at December 31, 2015 and 2014, respectively.

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

The following financial instruments represent off-balance-sheet credit risk (dollars in thousands):

	December 31,

	2015	2014
Fixed-rate commitments to extend credit	$82,668	$83,416
Variable-rate commitments to extend credit	$272,222	$283,493
Standby letters of credit	$16,654	$14,389

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

Concentration in Real Estate Lending

At December 31, 2015, in management’s judgment, a concentration of loans existed in real estate related loans. At that date, approximately 69% of the Company’s loans were real estate related. Balances secured by commercial buildings and construction and development loans represented 56% of all real estate loans, while loans secured by non-construction residential properties accounted for 27%, and loans secured by farmland were 17% of real estate loans. Although management believes the loans within these concentrations have no more than the normal risk of collectability, a further decline in the performance of the economy in general or a further decline in real estate values in the Company’s primary market areas, in particular, could have an adverse impact on collectability.

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

Share Repurchase Plan

At December 31, 2015, the Company had a stock repurchase plan which has no expiration date. During the year ended December 31, 2015, the Company repurchased 472,333 shares. The total number of shares available for repurchase at December 31, 2015 was 104,319. Repurchases are generally made in the open market at market prices.

Earnings Per Share

A reconciliation of the numerators and denominators of the basic and diluted earnings per share computations is as follows:

	For the Years Ended December 31,

	2015	2014	2013
Basic Earnings Per Share

Net income (dollars in thousands)	$18,067	$15,240	$13,369

Weighted average shares outstanding	13,460,605	14,001,958	14,155,927

Basic earnings per share	$1.34	$1.09	$0.94

Diluted Earnings Per Share

Net income (dollars in thousands)	$18,067	$15,240	$13,369

Weighted average shares outstanding	13,460,605	14,001,958	14,155,927

Effect of dilutive stock options	124,505	134,528	134,223

Weighted average shares outstanding	13,585,110	14,136,486	14,290,150

Diluted earnings per share	$1.33	$1.08	$0.94

Stock Options

In June 1998, Bank of the Sierra adopted the 1998 Stock Option Plan (the “1998 Plan”) for which shares were reserved for issuance to employees and directors under incentive and non-statutory agreements. The 1998 Plan was assumed by the Company effective August 10, 2001. Effective May 23, 2007, the 1998 Plan was terminated and no further options may be granted thereunder, but options granted under the 1998 Plan which were outstanding as of the termination date were not affected by this termination. As of December 31, 2015, options granted under the 1998 Plan covering 44,300 shares were still outstanding.

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

The maximum number of shares subject to issuance under the 2007 Plan was originally 1,500,000 shares of the Company’s authorized but unissued common stock, covering both restricted stock awards and stock options. The number subject to issuance under the 2007 Plan had declined to 808,980 at December 31, 2015, due to stock options already granted under the plan net of any canceled options that were returned to the pool available for issuance.

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

A summary of the Company’s stock option activity, including options from the 1998 Plan, follows (shares in thousands, except exercise price):

	2015			2014		2013

			Aggregate
		Weighted Average	Intrinsic		Weighted Average		Weighted Average
	Shares	Exercise Price	Value(1)	Shares	Exercise Price	Shares	Exercise Price
Outstanding, beginning of year	629	$15.30		743	$14.61	927	$14.16
Exercised	(37)	$10.19		(95)	$11.28	(111)	$9.87
Granted	25	$16.55		50	$16.35	-	$-
Canceled	(117)	$19.21		(69)	$14.20	(73)	$16.06

Outstanding, end of year	500	$14.83	$2,850	629	$15.30	743	$14.61

Exercisable, end of year(2)	430	$15.20	$2,122	527	$16.25	539	$16.26

(1)The aggregate intrinsic value of stock option in the table above represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock exceeds the exercise price of the option) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on changes in the market value of the Company's stock.

(2)The weighted average remaining contractual life of stock options outstanding and exercisable on December 31, 2015 was 5.20 years and 4.84 years, respectively.

Information related to stock options during each year follows:

	2015	2014	2013
Weighted-average grant-date fair value per share	$2.89	$2.67	$-
Total intrinsic value of stock options exercised	$244,000	$468,000	$605,000
Total fair value of stock options vested	$176,000	$367,000	$583,000

Cash received from the exercise of 37,240 shares was $379,440 for the period ended December 31, 2015 with a related tax benefit of $72,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

13.	SHAREHOLDERS’ EQUITY (Continued)

The Company is using the Black-Scholes model to value stock options. In accordance with U.S. GAAP, charges of $35,000, $181,000, and $268,000 are reflected in the Company’s income statements for the years ended December 31, 2015, 2014, and 2013, respectively, as pre-tax compensation and directors’ expense related to stock options. The related tax benefit of these options is $0, $33,000, and $2,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

Unamortized compensation expense associated with unvested stock options outstanding at December 31, 2015 was $77,000, which will be recognized over the next 4.3 years.

14.	REGULATORY MATTERS

The Company and the Bank are subject to certain regulatory capital requirements administered by the Board of Governors of the Federal Reserve System and the FDIC. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain on available for sale securities is not included in computing regulatory capital. Capital amounts and ratios for December 31. 2014 are calculated using Basel I rules. Management believes as of December 31, 2015, the Company and the Bank meet all capital adequacy requirements to which they are subject. Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end December 31, 2015 and 2014, notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Actual and required capital amounts (in thousands) and ratios are presented below at year end.

	2015		2014
	Capital Amount	Ratio	Capital Amount	Ratio
Leverage Ratio
Sierra Bancorp and subsidiary	$207,576	12.14%	$199,853	12.99%
Minimum requirement for "Well-Capitalized" institutions	85,526	5.0%	76,926	5.0%
Minimum regulatory requirement	68,421	4.0%	61,541	4.0%

Bank of the Sierra	$205,055	12.00%	$195,174	12.72%
Minimum requirement for "Well-Capitalized" institutions	85,276	5.0%	76,706	5.0%
Minimum regulatory requirement	68,221	4.0%	61,365	4.0%

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

14.	REGULATORY MATTERS (Continued)

	2015		2014
	Capital		Capital
	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Capital Ratio
Sierra Bancorp and subsidiary	$207,576	13.98%	N/A	N/A
Minimum requirements for "Well-Capitalized" institutions	83,428	6.5%	N/A	N/A
Minimum regulatory requirement	57,758	4.5%	N/A	N/A

Bank of the Sierra	$205,055	16.01%	N/A	N/A
Minimum requirements for "Well-Capitalized" institutions	83,276	6.5%	N/A	N/A
Minimum regulatory requirement	57,653	4.5%	N/A	N/A

	Capital Amount	Ratio	Capital Amount	Ratio

Tier 1 Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$207,576	16.17%	$199,903	17.39%
Minimum requirement for "Well-Capitalized" institutions	102,680	8.0%	68,972	6.0%
Minimum regulatory requirement	77,010	6.0%	45,981	4.0%

Bank of the Sierra	$205,055	16.01%	$195,174	17.01%
Minimum requirement for "Well-Capitalized" institutions	102,494	8.0%	68,843	6.0%
Minimum regulatory requirement	76,870	6.0%	45,895	4.0%

Total Risk-Based Capital Ratio
Sierra Bancorp and subsidiary	$218,315	17.01%	$211,973	18.44%
Minimum requirement for "Well-Capitalized" institutions	128,350	10.0%	114,953	10.0%
Minimum regulatory requirement	102,680	8.0%	91,962	8.0%

Bank of the Sierra	$215,794	16.84%	$206,736	18.02%
Minimum requirement for "Well-Capitalized" institutions	128,117	10.0%	114,739	10.0%
Minimum regulatory requirement	102,494	8.0%	91,791	8.0%

Under current rules of the Federal Reserve Board, qualified trust preferred securities are one of several “restricted” core capital elements which may be included in Tier 1 capital in an aggregate amount limited to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Amounts of restricted core capital elements in excess of these limits generally may be included in Tier 2 capital. Since the Company had less than $15 billion in assets at December 31, 2015, under the Dodd-Frank Act the Company will be able to continue to include its existing trust preferred securities in Tier 1 Capital to the extent permitted by FRB guidelines.

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

Dividends from the Bank to the Company are restricted under California law to the lesser of the Bank’s retained earnings or the Bank’s net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Department of Business Oversight, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year, or the net income of the Bank for its current fiscal year. As of December 31, 2015, the maximum amount available for dividend distribution under this restriction was approximately $17,735,000.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

15.	BENEFIT PLANS

Salary Continuation Agreements, Directors’ Retirement and Officer Supplemental Life Insurance Plans

The Company has entered into salary continuation agreements with its executive officers, and has established retirement plans for qualifying members of the Board of Directors. The plans provide for annual benefits for up to fifteen years after retirement or death. The benefit obligation under these plans totaled $5,213,000 and $5,159,000 and was fully accrued for the years ended December 31, 2015 and 2014, respectively. The expense recognized under these arrangements totaled $345,000, $320,000 and $288,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Salary continuation benefits paid to former directors or executives of the Company or their beneficiaries totaled $291,000, $112,000 and $83,000 for the years ended December 31, 2015, 2014 and 2013. The Company also provided benefits to former executives of Sierra National Bank under salary continuation plans that were in effect at the time Sierra National Bank was merged into Bank of the Sierra. The benefit obligation under these plans was fully accrued and was zero for each the years ended December 31, 2015 and 2014 and was $89,000 for the year ended December 31, 2013. Benefits paid to former executives of SNB under this plan totaled $0, $83,000 and $67,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Certain officers of the Company have supplemental life insurance policies with death benefits available to the officers’ beneficiaries.

In connection with these plans the Company has purchased, or acquired through the merger, single premium life insurance policies with cash surrender values totaling $39,275,000 and $38,303,000 at December 31, 2015 and 2014, respectively.

Officer and Director Deferred Compensation Plan

The Company has established a deferred compensation plan for certain members of the management group and a deferred fee plan for directors for the purpose of providing the opportunity for participants to defer compensation. The Company bears the costs for the plan’s administration and the interest earned on participant deferrals. The related administrative expense was not material for the years ended December 31, 2015, 2014 and 2013. In connection with this plan, life insurance policies with cash surrender values totaling $4,865,000 and $4,686,000 at December 31, 2015 and2014, respectively, are included on the consolidated balance sheet in other assets.

401(k) Savings Plan

The 401(k) savings plan (the “Plan”) allows participants to defer, on a pre-tax basis, up to 15% of their salary (subject to Internal Revenue Service limitations) and accumulate tax-deferred earnings as a retirement fund. The Bank may make a discretionary contribution to match a specified percentage of the first 6% of the participants’ contributions annually. The amount of the matching contribution was 75%, for both of the years ended December 21, 2015 and 2014, and 60% for the year ended December 31, 2013. The matching contribution is discretionary, vests over a period of five years from the participants’ hire date, and is subject to the approval of the Board of Directors. The Company contributed $543,000, $477,000, and $360,000 to the Plan in 2015, 2014 and 2013, respectively.

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

Non-interest revenue also includes one general category of “other income” of which the following are major components (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013
Included in other income:
Loss on limited partnerships	$(1,058)	$(1,161)	$(1,063)
Dividends on Equity Investments	838	453	356
Rental income on leases	-	-	46
Other	2,260	1,957	2,569

Total other non-interest income	$2,040	$1,249	$1,908

17.	OTHER NON-INTEREST EXPENSE

Other non-interest expense consisted of the following (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013

Professional fees	$3,122	$3,354	$4,143
Data processing	3,426	2,716	1,562
Advertising and promotion	2,319	2,205	1,960
Deposit services	3,182	2,587	2,405
Stationery and supplies	1,296	1,192	657
Telephone and data communication	1,857	1,283	1,613
Loan and credit card processing	891	1,113	999
Foreclosed assets (income) expense, net	153	(1,420)	1,529
Postage	923	775	713
Other	1,663	1,230	1,040

Total other non-interest expense	$18,832	$15,035	$16,621

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

18.	RELATED PARTY TRANSACTIONS

During the normal course of business, the Bank enters into loans with related parties, including executive officers and directors. These loans are made with substantially the same terms, including rates and collateral, as loans to unrelated parties. The following is a summary of the aggregate activity involving related party borrowers (dollars in thousands):

	Year Ended December 31,

	2015	2014	2013
Balance, beginning of year	$3,188	$3,742	$3,719
Disbursements	5,652	11,850	1,143
Amounts repaid	(6,056)	(12,404)	(1,120)
Balance, end of year	$2,784	$3,188	$3,742

Undisbursed commitments to related parties	$2,121	$2,272	$1,871

Deposits from related parties held by the Bank at December 31, 2015 and 2014 amounted to $6,464,000 and $6,283,000, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.          FAIR VALUE (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below (dollars in thousands):

	Fair Value Measurements at December 31, 2015, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government Agencies	$-	$29,042	$-	$29,042	$-
Mortgage-backed securities	-	375,061	-	375,061	-
State and political subdivisions	-	102,183	-	102,183	-
Equity securities	1,296	-	-	1,296	-
Total available-for-sale securities	$1,296	$506,286	$-	$507,582	$-

	Fair Value Measurements at December 31, 2014, Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Securities:
US Government Agencies	$-	$27,270	$-	$27,270	$-
Mortgage-backed securities	-	381,442	-	381,442	-
State and political subdivisions	-	100,949	-	100,949	-
Equity securities	2,222	-	-	2,222	-
Total available-for-sale securities	$2,222	$509,661	$-	$511,883	$-

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

19.          FAIR VALUE (Continued)

Assets and liabilities measured at fair market value on a non-recurring basis are summarized below (dollars in thousands):

	Year Ended December 31, 2015

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$3,829	$-	$3,829
Foreclosed assets	$-	$3,193	$-	$3,193

	Year Ended December 31, 2014

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Collateral dependent impaired loans	$-	$4,791	$-	$4,791
Foreclosed assets	$-	$3,991	$-	$3,991

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

Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the fair values presented. The following methods and assumptions were used by the Company to estimate the fair value of its financial instruments at December 31, 2015 and 2014:

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

Carrying amount and estimated fair values of financial instruments were as follows (dollars in thousands):

	Year Ended December 31, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial Assets:
Cash and cash equivalents	$48,623	$48,623	$-	$-	$48,623
Securities available for sale	507,582	1,296	506,286	-	507,582
Loans and leases held for investment	1,120,773	-	1,136,386	-	1,136,386
Collateral dependent impaired loans	3,829	-	3,829	-	3,829
Cash surrender value of life insurance policies	44,140	-	44,140	-	44,140
Other investments	7,546	-	7,546	-	7,546
Investment in limited partnership	6,217	-	6,217	-	6,217
Accrued interest receivable	5,808	-	5,808	-	5,808

Financial Liabilities:
Deposits:
Noninterest-bearing	$432,251	$432,251	$-	$-	$432,251
Interest-bearing	1,032,377	-	1,032,547	-	1,032,547
Fed funds purchased and Repurchase agreements	9,405	-	9,405	-	9,405
Short-term borrowings	75,300	-	75,300	-	75,300
Long-term borrowings	2,000	-	2,001	-	2,001
Subordinated debentures	30,928	-	7,383	-	7,383
Limited partnership capital commitment	795	-	795	-	795
Accrued Interest Payable	116	-	116	-	116

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$354,890
Standby letters of credit	16,654

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

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

21.          BUSINESS COMBINATION

On November 14, 2014, the Company acquired 100% of the outstanding common and preferred shares of Santa Clara Valley Bank (SCVB) in exchange for $15,300,000. Under the terms of the acquisition, SCVB common shareholders received $12,300,000 or $6.00 per share and SCVB preferred shareholders received $3,000,000 to retire outstanding preferred stock and associated warrants. Included in the $12,300,000 was $700,000 which the Company paid to cash out existing in-the-money warrants. SCVB results of operations were included in the Company’s results beginning November 14, 2014. Acquisition related costs of $101,000 and $2,070,000 are included in other operating expense in the Company’s income statement for the years ended December 31, 2015 and 2014.

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

The acquisition has provided the Company an opportunity to expand its market presence further south into the Santa Clara Valley. Synergies and cost savings resulting from the combined operations along with the introduction of the Company’s existing products and services into the new region have provided growth opportunities and the potential to increase profitability.

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

The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of 2013. The unaudited pro forma information included adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates (dollars in thousands):

	Pro Forma	Pro Forma
	Year Ended	Year Ended
	2014	2013

Net interest Income	$56,095	$53,189

Net income	$13,792	$13,082

Basic earnings per share	$0.99	$0.92

Diluted earnings per share	$0.98	$0.92

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

22.          QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2015 and 2014, the balance of the investment for qualified affordable housing projects totaled $4,900,000 and $5,800,000, respectively. These balances are reflected in the other assets line on the consolidated balance sheet. There were no unfunded commitments related to these investments in qualified affordable housing projects at December 31, 2015 and 2014.

During the year ended December 31, 2015 and 2014, the Company recognized amortization expense of $900,000 and $1,200,000, respectively, which was included within pretax income on the consolidated statements of income.

Additionally, during the years ended December 31, 2015 and 2014, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $770,000 and $1,000,000, respectively. The Company had no impairment losses during the years ended December 31, 2015 and 2014.

23.          SUBSEQUENT EVENT

In January 2016 the Company entered into a definitive agreement to acquire Coast Bancorp, the holding company for Coast National Bank, which as of December 31, 2015 had $145,000,000 in total assets, $94,000,000 in loans, $24,000,000 in investment securities, and $127,000,000 in deposits. Coast maintains offices in San Luis Obispo, Paso Robles, Arroyo Grande, and Atascadero, California. We expect the transaction to be completed in the second quarter of 2016, subject to customary closing conditions including the receipt of required regulatory approvals and the consent of Coast Bancorp shareholders. One-time acquisition costs are expected to add roughly $3,200,000 to the Company’s pre-tax non-interest expense in 2016. Also announced in January 2016 was the Company’s agreement to acquire the Porterville branch of Citizens Business Bank, including approximately $22,000,000 in deposits and $1,000,000 in loans which we plan to consolidate into our Porterville Main office. Pending regulatory approval, that transaction is also scheduled for completion in the second quarter of 2016.

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS

BALANCE SHEETS

Years Ended December 31, 2015 and 2014

(dollars in thousands)

	2015	2014
ASSETS
Cash and due from banks	$2,222	$2,801
Investments in bank subsidiary	217,442	212,719
Investment in Trust subsidiaries	928	928
Investment in other securities	1,264	2,193
Other assets	13	14
	$221,869	$218,655

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Other liabilities	$601	$636
Subordinated debentures	30,928	30,928
Total liabilities	31,529	31,564
Shareholders' equity:
Common stock	65,093	66,758
Retained Earnings	122,701	116,026
Accumulated other comprehensive income, net of taxes	2,546	4,307
Total shareholders' equity	190,340	187,091
	$221,869	$218,655

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF INCOME

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Income:
Dividend from Subsidiary	$12,500	$15,500	$3,000
Gain on sale of securities	506	238	-
Other operating income	19	80	16
Total Income	13,025	15,818	3,016
Expense
Salaries and employee benefits	365	347	349
Other expenses	1,344	1,195	1,313
Total expenses	1,709	1,542	1,662
Income before income taxes	11,316	14,276	1,354
Income tax benefit	(502)	(690)	(803)
Income (loss) before equity in undistributed income of subsidiary	11,818	14,966	2,157
Equity in undistributed income of subsidiary	6,249	274	11,212
Net income	$18,067	$15,240	$13,369

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

24.          PARENT ONLY CONDENSED FINANCIAL STATEMENTS (Continued)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014 and 2013

(dollars in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net Income	$18,067	$15,240	$13,369
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed net income of subsidiary	(6,249)	(274)	(11,212)
Gain on sale of securities	(506)	(238)	-
Decrease (increase) in other assets	-	325	(75)
Increase (decrease) in other liabilities	96	(71)	106
Tax benefit from equity based compensation	-	-	29
Net cash provided for operating activities	11,408	14,982	2,217

Cash flows from investing activities:
Purchases of securities	-	(37)	-
Sales of securities	1,104	402	-
Net cash provided by investing activities	1,104	365	-

Cash flows from financing activities:
Stock options exercised	526	1,075	1,088
Repurchase of common stock	(7,955)	(10,183)	-
Dividends paid	(5,662)	(4,775)	(3,680)
Net cash used in by financing activities	(13,091)	(13,883)	(2,592)
Net decrease (increase) in cash and cash equivalents	(579)	1,464	(375)
Cash and cash equivalents, beginning of year	2,801	1,337	1,712
Cash and cash equivalents, end of year	$2,222	$2,801	$1,337

SIERRA BANCORP AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

25.	CONDENSED QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company’s unaudited results of operations for the four quarters of 2015 and 2014. In management’s opinion, the results of operations reflect all adjustments (which include only recurring adjustments) necessary to present fairly the condensed results for such periods (dollars in thousands, except per share data).

	2015 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$16,163	$15,524	$15,669	$15,351
Interest expense	650	647	651	633
Net interest income	15,513	14,877	15,018	14,718

Provision for loan and lease losses	-	-	-	-
Non-interest income	4,793	4,261	4,654	4,007
Non-interest expense	12,207	12,285	12,751	13,460
Net income before taxes	8,099	6,853	6,921	5,265
Provision for taxes	2,737	2,443	2,364	1,527
Net income	$5,362	$4,410	$4,557	$3,738

Diluted earnings per share	$.40	$.33	$.33	$.27
Cash dividend per share	$.11	$.11	$.10	$.10

	2014 Quarter Ended

	December 31,	September 30,	June 30,	March 31,

Interest income	$14,509	$13,978	$13,682	$12,952
Interest expense	641	686	732	737
Net interest income	13,868	13,292	12,950	12,215

Provision for loan and lease losses	-	-	200	150
Non-interest income	4,321	3,785	4,018	3,707
Non-interest expense	12,889	11,750	11,008	10,728
Net income before taxes	5,300	5,327	5,760	5,044
Provision for taxes	1,647	1,776	1,523	1,245
Net income	$3,653	$3,551	$4,237	$3,799

Diluted earnings per share	$.26	$.25	$.31	$.26
Cash dividend per share	$.09	$.09	$.08	$.08

Item 9.	Changes in and Disagreements with Accountants on Accounting And Financial Disclosure

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. This assessment was based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included controls over the preparation of regulatory financial statements in accordance with the Federal Financial Institutions Examination Council’s Instructions for Preparation of Consolidated Reports of Condition and Income, and in accordance with the Board of Governors of the Federal Reserve System’s Instructions for Preparation of Financial Statements for Bank Holding Companies (Consolidated and Parent Company Only). Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations. Management assessed compliance by the Company’s insured financial institution, Bank of the Sierra, with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Bank of the Sierra complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2015.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Vavrinek, Trine, Day & Co., LLP, an independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control

There were no significant changes in the Company’s internal control over financial reporting or in other factors in the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sierra Bancorp and Subsidiary

Porterville, California

We have audited Sierra Bancorp and Subsidiary’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board, the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for each of the years in the three year period ended December 31, 2015, and our report dated March 11, 2016 expressed an unqualified opinion on those financial statements.

/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California

March 11, 2016

ITEM 9B. OTHER INFORMATION.

None.

PART III

Item 10. Directors, Executive Officers AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors and Executive Officers of the Company will be set forth under the caption “Election of Directors” in the Company’s proxy statement for the 2016 Annual Meeting of Shareholders (the “Proxy Statement”), which the Company will file with the SEC within 120 days after the close of the Company’s 2015 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is hereby incorporated by reference.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
2.2	Agreement and Plan of Reorganization and Merger, dated as of January 4, 2016 by and between Sierra Bancorp and Coast Bancorp (2)
3.1	Restated Articles of Incorporation of Sierra Bancorp (3)
3.2	Amended and Restated By-laws of Sierra Bancorp (4)
10.1	1998 Stock Option Plan (5)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.3	Salary Continuation Agreement for James C. Holly (6)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.5	Split Dollar Agreement for Kenneth R. Taylor (8)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (8)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (8)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (8)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (8)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (8)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (8)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (9)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (10)
10.19	2007 Stock Incentive Plan (11)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.24	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
11	Statement of Computation of Per Share Earnings (15)
21	Subsidiaries of Sierra Bancorp (16)
23	Consent of Vavrinek, Trine, Day & Co., LLP
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (SEC) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(6)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(8)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(10)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(11)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(15)	Computation of earnings per share is incorporated by reference to Note 6 to the Financial Statements included herein.
(16)	Filed as Exhibit 21 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.

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

Dated: March 11, 2016	SIERRA BANCORP,
a California corporation

	By:	/s/ Kevin J. McPhaill
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Kenneth R. Taylor
Kenneth R. Taylor
Executive Vice President & Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Albert L. Berra	Director	March 11, 2016
Albert L. Berra

/s/ Robert L. Fields	Director	March 11, 2016
Robert L. Fields

/s/ James C. Holly	Vice Chairman of the Board	March 11, 2016
James C. Holly

/s/ Kevin J. McPhaill	President, Chief Executive	March 11, 2016
Kevin J. McPhaill	Officer & Director
(Principal Executive Officer)

/s/ Lynda B. Scearcy	Director	March 11, 2016
Lynda B. Scearcy

/s/ Morris A. Tharp	Chairman of the Board	March 11, 2016
Morris A. Tharp

/s/ Gordon T. Woods	Director	March 11, 2016
Gordon T. Woods

/s/ Kenneth R. Taylor	Executive Vice President &	March 11, 2016
Kenneth R. Taylor	Chief Financial Officer
(Principal Financial and
Principal Accounting Officer)

