Form 10-Q
period 2016-03-31
SIERRA BANCORP
filed 2016-05-09
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Common stock, no par value, 13,278,288 shares outstanding as of April 30, 2016

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$42,776	$46,627
Interest-bearing deposits in banks	1,232	1,996
Total cash & cash equivalents	44,008	48,623
Securities available for sale	522,610	507,582
Loans and leases:
Gross loans and leases	1,093,870	1,132,856
Allowance for loan and lease losses	(10,030)	(10,423)
Deferred loan and lease fees, net	2,438	2,169
Net loans and leases	1,086,278	1,124,602
Premises and equipment, net	22,183	21,990
Foreclosed assets	3,115	3,193
Company owned life insurance	43,540	44,140
Goodwill	6,908	6,908
Other intangible assets, net	896	930
Other assets	34,629	38,569
	$1,764,167	$1,796,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$431,999	$432,251
Interest bearing	1,056,087	1,032,377
Total deposits	1,488,086	1,464,628
Federal funds purchased and repurchase agreements	8,683	9,405
Short-term borrowings	22,800	75,300
Long-term borrowings	-	2,000
Junior subordinated debentures	30,928	30,928
Other liabilities	19,323	23,936
Total Liabilities	1,569,820	1,606,197

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,275,888 and 13,254,088 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	62,688	62,404
Additional paid in capital	2,772	2,689
Retained earnings	125,146	122,701
Accumulated other comprehensive income	3,741	2,546
Total shareholders' equity	194,347	190,340
	$1,764,167	$1,796,537

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	For the Quarter Ended	For the Quarter Ended
	March 31, 2016	March 31, 2015
Interest and dividend income
Loans and leases, including fees	$13,092	$12,320
Taxable securities	2,147	2,248
Tax-exempt securities	730	725
Dividend income on securities	36	45
Federal funds sold and other	28	13
Total interest income	16,033	15,351
Interest expense
Deposits	491	444
Short-term borrowings	25	11
Long-term borrowings	-	4
Subordinated debentures	202	174
Total interest expense	718	633
Net interest income	15,315	14,718
Provision for loan losses	-	-
Net interest income after provision for loan losses	15,315	14,718
Non-interest income
Service charges on deposits	2,371	1,991
Net (losses) gains on sale of securities available-for-sale	(24)	16
Other income	1,947	2,000
Total non-interest income	4,294	4,007
Other operating expense
Salaries and employee benefits	6,865	6,895
Occupancy and equipment	1,750	1,661
Other	4,864	4,904
Total non-interest expenses	13,479	13,460
Income before income taxes	6,130	5,265
Provision for income taxes	2,094	1,527
Net income	$4,036	$3,738

PER SHARE DATA
Book value	$14.64	$13.83
Cash dividends	$0.12	$0.10
Earnings per share basic	$0.30	$0.27
Earnings per share diluted	$0.30	$0.27
Average shares outstanding, basic	13,259,014	13,678,660
Average shares outstanding, diluted	13,380,295	13,804,672

Total shareholder equity (in thousands)	$194,347	$188,484
Shares outstanding	13,275,888	13,630,118
Dividends paid	$1,591,316	$1,368,998

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	For the quarter ended	For the quarter ended
	March 31, 2016	March 31, 2015

Net income	$4,036	$3,738
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding gains arising during period	2,001	296
Less: reclassification adjustment for losses (gains) included in net income (1)	24	(16)
Other comprehensive income, before tax	2,025	280
Income tax expense related to items of other comprehensive income	(830)	(183)
Other comprehensive income, net of tax	1,195	97

Comprehensive income	$5,231	$3,835

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the quarter ended March 31, 2016 and 2015 was $10 thousand and $7 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$4,036	$3,738
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sales of securities	24	(16)
Gain on disposal of fixed assets	-	(8)
Gain on sale on foreclosed assets	(46)	(88)
Writedowns on foreclosed assets	122	172
Share-based compensation expense	157	7
Depreciation	598	561
Net accretion on purchased loans	(62)	(414)
Net amortization on securities premiums and discounts	1,583	1,592
Decrease in unearned net loan fees	269	129
Decrease (increase) in cash surrender value of life insurance policies	600	(449)
Decrease (increase) in interest receivable and other assets	2,723	(1,179)
Decrease in other liabilities	(4,613)	(6,950)
Deferred income tax provision	310	586
Excess tax benefit from equity based compensation	(73)	(43)
Net cash provided by (used in) operating activities	5,628	(2,362)

Cash flows from investing activities:
Maturities of securities available for sale	30	290
Proceeds from sales/calls of securities available for sale	2,575	19,864
Purchases of securities available for sale	(38,673)	(44,370)
Principal pay downs on securities available for sale	21,496	20,337
Net decrease (increase) in loans receivable, net	37,787	(95,615)
Purchases of premises and equipment, net	(1,023)	(422)
Proceeds from sale premises and equipment	232	34
Proceeds from sales of foreclosed assets	332	763
Net cash provided by (used in) investing activities	22,756	(99,119)

Cash flows from financing activities:
Increase in deposits	23,458	24,320
(Decrease) increase in borrowed funds	(54,500)	76,600
(Decrease) increase in repurchase agreements	(722)	734
Cash dividends paid	(1,592)	(1,369)
Repurchases of common stock	-	(1,232)
Stock options exercised	284	195
Excess tax benefit from equity based compensation	73	43
Net cash (used in) provided by financing activities	(32,999)	99,291

Decrease in cash and due from banks	(4,615)	(2,190)

Cash and cash equivalents
Beginning of period	48,623	50,095
End of period	$44,008	$47,905

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

The Bank is a California state-chartered bank headquartered in Porterville, California. We offer a full range of retail and commercial banking services primarily in Tulare, Kern, Fresno, and Kings Counties in Central California, and in select markets in Southern California including Ventura County and the Santa Clarita Valley. Bank of the Sierra was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. Our growth in the ensuing years has primarily been organic, but includes two acquisitions: Sierra National Bank in the year 2000, and Santa Clara Valley Bank in 2014. The Bank now has more than 400 employees, 28 full-service branches, a loan production office, and close to $1.8 billion in assets as of March 31, 2016. We have grown to be the largest bank headquartered in the South San Joaquin Valley, and plan to expand even further this year with the acquisition of Coast Bancorp, the holding company for Coast National Bank, and the purchase of certain deposits and loans from Citizens Business Bank (see Note 13 to the financial statements, Recent Developments, for more details on these acquisitions). We have also received regulatory approvals for a de novo branch in Sanger, California, which is scheduled to open in the second quarter of 2016, and another branch in Bakersfield, California, although the timing of that opening remains uncertain. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We also have ATMs at all branch locations and offsite ATMs at six different non-branch locations. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such period. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2015 have been reclassified to be consistent with the reporting for 2016. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

Note 3 – Current Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU was originally scheduled to become effective for reporting periods beginning after December 15, 2016. However, subsequent guidance from the FASB issued in August 2015 delayed the effective date by a year, to annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company does not expect to adopt this guidance early and is currently evaluating the potential effects of the guidance on its financial statements and disclosures.

In June 2014 the FASB issued ASU 2014-12, Compensation–Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. These amendments to existing guidance require that a performance target be treated as a “performance condition” if it affects vesting and can be achieved after the requisite service period. To account for such awards, a reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest, and should be adjusted to reflect those awards that ultimately vest. The requisite period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. It was adopted by the Company for the first quarter of 2016, and because our stock compensation practices do not currently utilize performance-based criteria there was no impact upon our financial statements or operations upon adoption.

In April 2015 the FASB issued ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs related to a recognized debt liability by reflecting those costs as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU 2015-15 was subsequently issued in August 2015 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-03, as modified by ASU 2015-15, is effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance for the first quarter of 2016, without any material effect on our consolidated financial statements.

In January 2016 the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance primarily affects the accounting for equity securities with readily determinable fair values, by requiring that the changes in fair value for such securities will be reflected in earnings rather than in other comprehensive income. The accounting for other financial instruments such as loans, debt securities, and financial liabilities is largely unchanged. ASU 2016-01 also changes the presentation and disclosure requirements for financial instruments, including a requirement that public business entities use exit pricing when estimating fair values for financial instruments measured at amortized cost for disclosure purposes. ASU 2016-01 is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the potential effects of this guidance on our financial statements and disclosures, but do not currently expect it to have a material impact upon adoption.

In February 2016 the FASB issued ASU 2016-02, Leases (Topic 842). This new standard is being issued to increase the transparency and comparability around lease obligations. Previously unrecorded off-balance sheet obligations will now be brought more prominently to light by presenting lease liabilities on the face of the balance sheet, accompanied by enhanced qualitative and quantitative disclosures in the notes to the financial statements. ASU 2016-02 is generally effective for public business entities in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of this guidance on its financial statements and disclosures.

In March 2016 the FASB issued ASU 2016-09, Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. Currently, as they relate to share-based payments, tax benefits in excess of compensation costs (“windfalls”) are recorded in equity, and tax deficiencies (“shortfalls”) are recorded in equity to the extent of previous windfalls, and then to the income statement. ASU 2016-09 will reduce some of the administrative complexities by eliminating the need to track a windfall “pool,” but could increase the volatility of income tax expense. This change is required to be applied prospectively to all excess tax benefits and tax deficiencies resulting from settlements after the date of adoption. ASU 2016-09 also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit will be recorded when it arises, subject to normal valuation allowance considerations. This change is required to be applied on a modified retrospective basis, with a cumulative-effect adjustment to opening retained earnings. Furthermore, all tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows, a change from the current requirement to present windfall tax benefits as an inflow from financing activities and an outflow from operating activities. However, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity. Under the new guidance, entities are also permitted to make an accounting policy election for the impact of forfeitures on expense recognition for share-based payment awards. Forfeitures can be estimated in advance, as required today, or recognized as they occur. Estimates will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings. ASU 2016-09 is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period. Early adoption will be permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We are currently evaluating the potential impact of this guidance on our financial statements and disclosures.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the three months ended March 31, 2016 and 2015, cash paid for interest due on interest-bearing liabilities was $697,000 and $612,000, respectively. There was $2.500 million in cash paid for income taxes during the three months ended March 31, 2016, and $4.550 million in cash paid for income taxes for the three months ended March 31, 2015. Assets totaling $330,000 and $73,000 were acquired in settlement of loans for the three months ended March 31, 2016 and March 31, 2015, respectively. We received $332,000 in cash from the sale of foreclosed assets during the first three months of 2016 relative to $763,000 during the first three months of 2015, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan was concurrently terminated, although options to purchase 44,300 shares that were granted under that plan were still outstanding as of March 31, 2016 and remain unaffected by the plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee, although no restricted stock awards have been issued by the Company. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although the number remaining available for grant had declined to 738,340 at March 31, 2016. No equity awards can be issued under the 2007 Plan after February 15, 2017, when the plan expires, but awards granted under the plan prior to February 15, 2017 may extend beyond that date. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period for options with graded vesting, or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $157,000 was reflected in the Company’s income statement during the first quarter of 2016 and $7,000 was charged during the first quarter of 2015, as expense related to stock options.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,259,014 weighted average shares outstanding during the first quarter of 2016, and 13,678,660 during the first quarter of 2015.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. Excluding a weighted average of 216,100 stock options that were anti-dilutive because they were underwater, calculations under the treasury stock method resulted in the equivalent of 121,281 shares that were added to basic weighted average shares outstanding for purposes of determining diluted earnings per share for the first quarter of 2016. Likewise, excluding a weighted average of 175,800 stock options that were anti-dilutive for the period, the equivalent of 126,012 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share for the first quarter of 2015.

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

	March 31, 2016	December 31, 2015
Commitments to extend credit	$375,393	$354,890
Standby letters of credit	$16,515	$16,654

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

The Company is also utilizing a letter of credit in the amount of $97 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in any estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at March 31, 2016 and December 31, 2015:

•	Cash and cash equivalents and fed funds sold: The carrying amount is estimated to be fair value.

•	Investment securities: Fair values are determined by obtaining quoted prices on nationally recognized securities exchanges or by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities by relying on their relationship to other benchmark quoted securities when quoted prices for specific securities are not readily available.

•	Loans and leases: For variable-rate loans and leases that re-price frequently with no significant change in credit risk or interest rate spread, fair values are based on carrying values. Fair values for other loans and leases are estimated by discounting projected cash flows at interest rates being offered at each reporting date for loans and leases with similar terms, to borrowers of comparable creditworthiness. The carrying amount of accrued interest receivable approximates its fair value.

•	Loans held for sale: Since loans designated by the Company as available-for-sale are typically sold shortly after making the decision to sell them, realized gains or losses are usually recognized within the same period and fluctuations in fair values are not relevant for reporting purposes. If available-for-sale loans are on our books for an extended period of time, the fair value of those loans is determined using quoted secondary-market prices.

•	Collateral-dependent impaired loans: Collateral-dependent impaired loans are carried at fair value when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the original loan agreement and the loan has been written down to the fair value of its underlying collateral, net of expected disposition costs where applicable.

•	Cash surrender value of life insurance policies: Fair values are based on net cash surrender values at each reporting date.

•	Investments in, and capital commitments to, limited partnerships: The fair values of our limited partner investments in low-income housing tax credit funds and other limited partnership investments are estimated using quarterly indications of value provided by the general partners. The fair values of undisbursed capital commitments are assumed to be the same as their book values.

•	Other investments: Certain investments for which no secondary market exists are carried at cost and the carrying amount for those investments typically approximates their estimated fair value, unless an impairment analysis indicates the need for adjustments.

•	Deposits: Fair values for non-maturity deposits are equal to the amount payable on demand at the reporting date, which is the carrying amount. Fair values for fixed-rate certificates of deposit are estimated using a cash flow analysis, discounted at interest rates being offered at each reporting date by the Bank for certificates with similar remaining maturities. The carrying amount of accrued interest payable approximates its fair value.

•	Short-term borrowings: Current carrying amounts are used as an approximation of fair values for federal funds purchased, overnight advances from the Federal Home Loan Bank (“FHLB”), borrowings under repurchase agreements, and other short-term borrowings maturing within ninety days of the reporting dates. Fair values of other short-term borrowings are estimated by discounting projected cash flows at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Long-term borrowings: Fair values are estimated using projected cash flows discounted at the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

•	Subordinated debentures: Fair values are determined based on the current market value for like instruments of a similar maturity and structure.

•	Commitments to extend credit and letters of credit: If funded, the carrying amounts for currently unused commitments would provide an equivalent measure of fair values for the newly created financial assets at the funding date. However, because of the high degree of uncertainty with regard to whether or not those commitments will ultimately be funded, fair values for loan commitments and letters of credit in their current undisbursed state cannot reasonably be estimated, and only notional values are disclosed in the table below.

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments
(dollars in thousands, unaudited)	March 31, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$44,008	$44,008	$-	$-	$44,008
Investment securities available for sale	522,610	1,222	521,388	-	522,610
Loans and leases, net held for investment	1,083,647	-	1,104,601	-	1,104,601
Collateral dependent impaired loans	2,631	-	2,631	-	2,631
Cash surrender value of life insurance policies	43,540	-	43,540	-	43,540
Other investments	7,546	-	7,546	-	7,546
Investment in limited partnerships	5,982	-	5,982	-	5,982
Accrued interest receivable	5,537	-	5,537	-	5,537

Financial liabilities:
Deposits:
Noninterest-bearing	$431,999	$431,999	$-	$-	$431,999
Interest-bearing	1,056,087	-	1,056,268	-	1,056,268
Fed funds purchased and repurchase agreements	8,683	-	8,683	-	8,683
Short-term borrowings	22,800	-	22,800	-	22,800
Subordinated debentures	30,928	-	8,757	-	8,757
Limited partnership capital commitment	663	-	663	-	663
Accrued interest payable	137	-	137	-	137

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$375,393
Standby letters of credit	16,615

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$48,623	$48,623	$-	$-	$48,623
Investment securities available for sale	507,582	1,296	506,286	-	507,582
Loans and leases, net held for investment	1,120,773	-	1,136,386	-	1,136,386
Collateral dependent impaired loans	3,829	-	3,829	-	3,829
Cash surrender value of life insurance policies	44,140	-	44,140	-	44,140
Other Investments	7,546	-	7,546	-	7,546
Investment in limited partnerships	6,217	-	6,217	-	6,217
Accrued interest receivable	5,808	-	5,808	-	5,808

Financial liabilities:
Deposits:
Noninterest-bearing	$432,251	$432,251	$-	$-	$432,251
Interest-bearing	1,032,377	-	1,032,547	-	1,032,547
Fed funds purchased and repurchase agreements	9,405	-	9,405	-	9,405
Short-term borrowings	75,300	-	75,300	-	75,300
Long-term borrowings	2,000	-	2,001	-	2,001
Subordinated debentures	30,928	-	7,383	-	7,383
Limited partnership capital commitment	795	-	795	-	795
Accrued interest payable	116	-	116	-	116

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$354,890
Standby letters of credit	16,654

For financial asset categories that were actually reported at fair value as of March 31, 2016 and December 31, 2015, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring
(dollars in thousands, unaudited)
	Fair Value Measurements at March 31, 2016, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$27,294	$-	$27,294	$-
Mortgage-backed securities	-	392,618	-	392,618	-
State and poltical subdivisions	-	101,476	-	101,476	-
Other securities	1,222	-	-	1,222	-

Total available-for-sale securities	$1,222	$521,388	$-	$522,610	$-

	Fair Value Measurements at December 31, 2015, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$29,042	$-	$29,042	$-
Mortgage-backed securities	-	375,061	-	375,061	-
State and poltical subdivisions	-	102,183	-	102,183	-
Other securities	1,296	-	-	1,296	-

Total available-for-sale securities	$1,296	$506,286	$-	$507,582	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring
(dollars in thousands, unaudited)

	Fair Value Measurements at March 31, 2016, using

	Quoted Prices in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent impaired loans	$-	$2,631	$-	$2,631
Foreclosed assets	$-	$3,115	$-	$3,115

	Fair Value Measurements at December 31, 2015, using

	Quoted Prices in Active	Significant	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Collateral dependent impaired loans	$-	$3,829	$-	$3,829
Foreclosed assets	$-	$3,193	$-	$3,193

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

The unobservable inputs are based on Management’s best estimates of appropriate discounts in arriving at fair market value. Increases or decreases in any of those inputs could result in a significantly lower or higher fair value measurement. For example, an increase or decrease in actual loss rates would create a directionally opposite change in the fair value of unsecured impaired loans.

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

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited):

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$26,978	$350	$(34)	$27,294
Mortgage-backed securities	390,552	3,220	(1,154)	392,618
State and poltical subdivisions	98,050	3,476	(50)	101,476
Other securities	575	647	-	1,222
Total investment securities	$516,155	$7,693	$(1,238)	$522,610

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$28,801	$303	$(62)	$29,042
Mortgage-backed securities	374,683	2,440	(2,062)	375,061
State and political subdivisons	99,093	3,146	(56)	102,183
Other securities	575	721	-	1,296
Total investment securities	$503,152	$6,610	$(2,180)	$507,582

At March 31, 2016 and December 31, 2015, the Company had 138 securities and 175 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the associated unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses
(dollars in thousands, unaudited)	March 31, 2016
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(34)	$10,007	$-	$-
Mortgage-backed securities	(619)	117,907	(535)	53,207
State and political subdivisions	(42)	4,530	(8)	741
Other securities	-	-	-	-
Total	$(695)	$132,444	$(543)	$53,948

	December 31, 2015
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(62)	$10,329	$-	$-
Mortgage-backed securities	(1,608)	187,734	(454)	35,511
State and political subdivisions	(17)	3,409	(39)	3,847
Other securities	-	-	-	-
Total	$(1,687)	$201,472	$(493)	$39,358

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended March 31,
	2016	2015
Proceeds from sales and calls of securities available for sale	$2,575	$19,864
Gross gains on sales and calls of securities available for sale	$14	$215
Gross losses on sales and calls of securities available for sale	(38)	(199)
Net (losses) gains on sale of securities available for sale	$(24)	$16

The amortized cost and estimated fair value of investment securities available-for-sale at March 31, 2016 and December 31, 2015 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities
(dollars in thousands, unaudited)	March 31, 2016
	Amortized Cost	Fair Value

Maturing within one year	$3,424	$3,464
Maturing after one year through five years	243,850	246,536
Maturing after five years through ten years	51,255	52,719
Maturing after ten years	47,801	49,214

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	169,250	169,455
Other securities	575	1,222
	$516,155	$522,610

	December 31, 2015
	Amortized Cost	Fair Value

Maturing within one year	$3,657	$3,706
Maturing after one year through five years	242,719	244,733
Maturing after five years through ten years	50,144	51,308
Maturing after ten years	50,413	51,671

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	155,644	154,868
Other securities	575	1,296
	$503,152	$507,582

At March 31, 2016, the Company’s investment portfolio included securities issued by 276 different government municipalities and agencies located within 27 states with a fair value of $101.5 million. The largest exposure to any single municipality or agency was a $661,000 (fair value) bond issued by the Orange Cove Irrigation District, to be repaid by future utility revenue.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location
dollars in thousands, unaudited	March 31, 2016		December 31, 2015

	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$21,100	$22,338	$20,473	$21,642
Texas	16,524	16,974	16,575	16,954
Illinois	9,979	10,180	9,997	10,191
Ohio	7,868	8,024	7,610	7,748
Washington	5,889	6,075	5,905	6,081
Arizona	2,031	2,100	2,039	2,108
Utah	952	995	953	990
Other states	18,725	19,311	20,334	20,848
Total General Obligation Bonds	83,068	85,997	83,886	86,562

Revenue bonds
State of issuance
Utah	4,430	4,564	4,434	4,519
Texas	4,065	4,205	3,732	3,863
Washington	1,308	1,353	1,791	1,827
California	1,002	1,027	1,002	1,028
Ohio	318	319	318	319
Other states	3,859	4,011	3,930	4,065
Total Revenue Bonds	14,982	15,479	15,207	15,621

Total Obligations of States and Political Subdivisions	$98,050	$101,476	$99,093	$102,183

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

Revenue Bonds by Type
dollars in thousands, unaudited	March 31, 2016		December 31, 2015

	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$3,872	$3,951	$3,942	$4,052
College & University	3,181	3,322	2,975	3,103
Sales Tax	1,758	1,846	2,630	2,663
Lease	2,189	2,237	2,040	2,100
Electric & Power	766	777	679	691
Other sources	3,216	3,346	2,941	3,012
Total Revenue Bonds	$14,982	$15,479	$15,207	$15,621

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

The Company invested in seven such LIHTC fund limited partnerships from 2001 through 2007, and may make similar investments in the future. Our investments to date have all been in California-focused funds, which helps the Company meet its obligations under the Community Reinvestment Act. We utilize the equity method of accounting for our LIHTC fund investments. Under the equity method, our balance sheet initially reflects an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement treatment under the equity method reflects tax credits received by the Company “below the line” within the income tax provision, while fund operating results are included “above the line” in non-interest income. As noted above, operating results are typically losses that are netted against non-interest income.

As of March 31, 2016 our total remaining LIHTC investment balance was $4.6 million, and we had no commitments or contingent commitments for additional capital contributions to the limited partnerships. There were $147,000 in tax credits derived from our LIHTC investments which were recognized during the three months ended March 31, 2016, and a pass-through operating loss of $235,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	March 31, 2016
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$15,512	$347	$-	$-	$15,859
Other construction/land	35,177	115	88	1,105	36,485
1-4 family - closed end	127,030	561	372	5,954	133,917
Equity lines	37,173	150	956	3,056	41,335
Multi-family residential	27,675	-	-	1,036	28,711
Commercial real estate - owner occupied	199,373	7,389	3,067	3,418	213,247
Commercial real estate - non-owner occupied	163,971	2,519	168	5,151	171,809
Farmland	129,732	566	653	101	131,052
Total real estate	735,643	11,647	5,304	19,821	772,415

Agricultural	45,321	266	-	64	45,651
Commercial and industrial	103,553	1,228	710	2,404	107,895
Mortgage Warehouse	153,625	-	-	-	153,625
Consumer loans	12,003	164	27	2,090	14,284
Total gross loans and leases	$1,050,145	$13,305	$6,041	$24,379	$1,093,870

	December 31, 2015
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$13,784	$1,157	$-	$-	$14,941
Other construction/land	35,901	135	-	1,323	37,359
1-4 family - closed end	127,972	2,498	387	6,499	137,356
Equity lines	39,966	199	957	3,111	44,233
Multi-family residential	26,178	-	-	1,044	27,222
Commercial real estate - owner occupied	196,211	12,075	7,322	3,100	218,708
Commercial real estate - non-owner occupied	155,223	4,505	170	5,209	165,107
Farmland	130,285	1,563	724	610	133,182
Total real estate	725,520	22,132	9,560	20,896	778,108

Agricultural	46,197	40	-	-	46,237
Commercial and industrial	108,931	933	755	2,588	113,207
Mortgage Warehouse	180,355	-	-	-	180,355
Consumer loans	12,718	178	16	2,037	14,949
Total gross loans and leases	$1,073,721	$23,283	$10,331	$25,521	$1,132,856

Past Due and Nonperforming Assets

Nonperforming assets are comprised of loans for which the Company is no longer accruing interest, and foreclosed assets, including mobile homes and OREO. OREO consists of real properties acquired by foreclosure or similar means, which the Company is offering or will offer for sale. Nonperforming loans and leases result when reasonable doubt surfaces with regard to the ability of the Company to collect all principal and interest. At that point, we stop accruing interest on the loan or lease in question and reverse any previously-recognized interest to the extent that it is uncollected or associated with interest-reserve loans. Any asset for which principal or interest has been in default for 90 days or more is also placed on non-accrual status even if interest is still being received, unless the asset is both well secured and in the process of collection. An aging of the Company’s loan balances is presented in the following tables, by number of days past due as of the indicated dates:

Loan Portfolio Aging

(dollars in thousands, unaudited)

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)

Real Estate:
1-4 family residential construction	$347	$-	$-	$347	$15,512	$15,859	$-
Other construction/land	-	88	108	196	36,289	36,485	294
1-4 family - closed end	189	-	514	703	133,214	133,917	589
Equity lines	271	29	434	734	40,601	41,335	1,614
Multi-family residential	-	-	1,035	1,035	27,676	28,711	1,036
Commercial real estate - owner occupied	556	12	396	964	212,283	213,247	2,384
Commercial real estate - non-owner occupied	-	-	-	-	171,809	171,809	244
Farmland	44	-	-	44	131,008	131,052	101
Total real estate	1,407	129	2,487	4,023	768,392	772,415	6,262

Agricultural	-	64	-	64	45,587	45,651	65
Commercial and industrial	877	39	111	1,027	106,868	107,895	612
Mortgage warehouse lines	-	-	-	-	153,625	153,625	-
Consumer	95	23	53	171	14,113	14,284	554
Total gross loans and leases	$2,379	$255	$2,651	$5,285	$1,088,585	$1,093,870	$7,493

(1) As of March 31, 2016 there were no loans over 90 days past due and still acrruing.

(2) Included in total financing receivables

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$612	$545	$-	$1,157	$13,784	$14,941	$-
Other construction/land	18	129	63	210	37,149	37,359	457
1-4 family - closed end	1,065	917	566	2,548	134,808	137,356	2,298
Equity lines	199	247	484	930	43,303	44,233	1,770
Multi-family residential	-	630	-	630	26,592	27,222	630
Commercial real estate - owner occupied	232	129	260	621	218,087	218,708	2,325
Commercial real estate - non-owner occupied	-	-	-	-	165,107	165,107	262
Farmland	-	-	-	-	133,182	133,182	610
Total real estate	2,126	2,597	1,373	6,096	772,012	778,108	8,352

Agricultural	-	-	-	-	46,237	46,237	-
Commercial and industrial	127	153	86	366	112,841	113,207	710
Mortgage warehouse lines	-	-	-	-	180,355	180,355	-
Consumer	98	9	45	152	14,797	14,949	572
Total gross loans and leases	$2,351	$2,759	$1,504	$6,614	$1,126,242	$1,132,856	$9,634

(1) As of December 31, 2015 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession. At March 31, 2016, the Company had a total of $16.2 million in TDRs, including $2.7 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended March 31, 2016
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$17	$-	$-	$17
1-4 family - closed-end	-	-	-	-	-
Equity lines	-	229	-	-	229
Multi-family Residential	-	-	-	-	-
Commercial real estate - owner occupied	-	-	266	-	266
Commercial real estate - Non-owner occupied	-	-	-	-	-
Total real estate loans	-	246	266	-	512

Commercial and industrial	-	-	-	-	-
Consumer loans	-	20	50	-	70
	$-	$266	$316	$-	$582

	Three months ended March 31, 2015
	Rate Modification	Term Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$111	$-	$-	$111
1-4 family - closed-end	-	-	-	-	-
Equity lines	-	205	-	-	205
Multi-family Residential	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-
Commercial real estate - Non-owner occupied	-	-	-	-	-
Total real estate loans	-	316	-	-	316

Commercial and industrial	-	43	-	-	43
Consumer loans	-	-	-	-	-
	$-	$359	$-	$-	$359

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings
(dollars in thousands, unaudited)
	Three months ended March 31, 2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$17	$17	$-	$2
1-4 family - closed-end	0	-	-	-	-
Equity Lines	2	229	229	(43)	9
Multi-family Residential	0	-	-	-	-
Commercial RE owner occupied	1	266	266	-	4
Commercial RE non-owner occupied	0	-	-	-	-
Total Real Estate Loans		512	512	(43)	15

Agricultural	0	-	-	-	-
Commercial and Industrial	0	-	-	-	-
Consumer loans	1	70	70	1	2
		$582	$582	$(42)	$17

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended March 31, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Reserve Difference(1)	Reserve
Real Estate:
Other Construction/Land	2	$111	$111	$4	$5
1-4 family - closed-end	0	-	-	-	-
Equity Lines	2	205	205	-	139
Multi-family Residential	0	-	-	-	-
Commercial RE owner occupied	0	-	-	-	-
Commercial RE non-owner occupied	0	-	-	-	-
Total Real Estate Loans		316	316	4	144

Agricultural	0	-	-	-	-
Commercial and Industrial	2	43	43	(19)	13
Consumer loans	0	-	-	-	-
		$359	$359	$(15)	$157

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three months ended March 31, 2016 and 2015 respectively.

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

Our acquisition of Santa Clara Valley Bank in the fourth quarter of 2014 included a portfolio of loans, some of which have shown evidence of credit deterioration since origination and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans:

	March 31, 2016
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,140	$180
Commercial and industrial	31	-
Consumer	-	-
Total purchased credit impaired loans	$1,171	$180

	December 31, 2015

	Unpaid Principal Balance	Carrying Value
Real estate secured	$1,158	$118
Commercial and industrial	38	-
Consumer	1	-
Total purchased credit impaired loans	$1,197	$118

An allowance for loan losses totaling $105,000 was allocated for PCI loans as of March 31, 2016, as compared to $121,000 at December 31, 2015. We also recorded approximately $1,000 in discount accretion on PCI loans during the three months ended March 31, 2016.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.497 million at March 31, 2016 and $1.486 million at December 31, 2015.

Impaired Loans	March 31, 2016
(dollars in thousands, unaudited)
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$769	$619	$68	$852	$10
1-4 Family - closed-end	7,315	5,368	209	8,009	119
Equity lines	2,489	2,418	167	2,680	12
Multi-family residential	1,036	1,036	20	1,102	-
Commercial real estate- owner occupied	1,496	1,474	543	1,544	111
Commercial real estate- non-owner occupied	5,138	4,981	1,696	5,489	86
Farmland	57	57	3	61	-
Total real estate	18,300	15,953	2,706	19,737	338
Agriculture	-	-	-	-	-
Commercial and industrial	2,319	2,306	615	2,648	18
Consumer loans	2,089	2,075	332	2,336	27
	22,708	20,334	3,653	24,721	383
With no related allowance recorded
Real estate:
Other construction/land	486	486	-	516	4
1-4 family - closed-end	839	586	-	906	1
Equity lines	669	638	-	713	-
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	1,944	1,944	-	2,184	-
Commercial real estate- non-owner occupied	169	170	-	206	-
Farmland	44	44	-	53	-
Total real estate	4,151	3,868	-	4,578	5
Agriculture	65	64	-	71	-
Commercial and industrial	115	98	-	227	-
Consumer loans	148	15	-	218	-
	4,479	4,045	-	5,094	5
Total	$27,187	$24,379	$3,653	$29,815	$388

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs.

(3)Interest income is recognized on performing balances on a regular accrual basis.

	December 31, 2015
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real estate:
Other construction/land	$919	$769	$83	$967	$42
1-4 family - closed-end	8,085	6,137	290	6,157	255
Equity lines	2,339	2,269	214	2,374	17
Multifamily residential	414	414	1	417	5
Commercial real estate- owner occupied	1,272	1,272	589	1,405	139
Commercial real estate- non-owner occupied	3,350	3,350	1,712	3,390	164
Farmland	-	-	-	-	-
Total real estate	16,379	14,211	2,889	14,710	622
Agriculture	-	-	-	-	-
Commercial and industrial	2,572	2,559	683	2,857	97
Consumer loans	2,023	2,022	343	2,298	112
	20,974	18,792	3,915	19,865	831
With no related allowance recorded
Real estate:
1-4 family residential construction	-	-	-	-	-
Other construction/land	554	554	-	566	34
1-4 family - closed-end	585	362	-	602	-
Equity lines	843	842	-	840	-
Multifamily residential	630	630	-	633	-
Commercial real estate- owner occupied	1,828	1,828	-	2,251	-
Commercial real estate- non-owner occupied	2,006	1,859	-	2,102	118
Farmland	610	610	-	629	-
Total real estate	7,056	6,685	-	7,623	152
Agriculture	-	-		-	-
Commercial and industrial	45	29	-	77	-
Consumer loans	160	15	-	256	-
	7,261	6,729	-	7,956	152
Total	$28,235	$25,521	$3,915	$27,821	$983

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available or in process for 97% of the Company’s impaired real estate loan balances at March 31, 2016. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $6.398 million at March 31, 2016.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended March 31, 2016. We continue to consider the estimated impact of drought conditions and lower oil prices on credit quality, in evaluating the adequacy of our allowance. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	For the quarter ended March 31, 2016
	Real Estate	Agricultural	Commercial and Industrial (1)	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423
Charge-offs	(208)	-	(109)	(491)	-	(808)
Recoveries	61	2	120	232	-	415
Provision	77	(157)	(41)	115	6	-

Ending Balance	$4,713	$567	$2,503	$1,119	$1,128	$10,030

Reserves:
Specific	$2,706	$-	$615	$332	$-	$3,653
General	2,007	567	1,888	787	1,128	6,377

Ending balance	$4,713	$567	$2,503	$1,119	$1,128	$10,030

Loans evaluated for impairment:
Individually	$19,821	$64	$2,404	$2,090	$-	$24,379
Collectively	752,594	45,587	259,116	12,194	-	1,069,491

Ending balance	$772,415	$45,651	$261,520	$14,284	$-	$1,093,870

(1) Includes mortgage warehouse lines

	For the year ended December 31, 2015
	Real Estate	Agricultural	Commercial and Industrial (1)	Consumer	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$6,243	$986	$1,944	$1,765	$310	$11,248
Charge-offs	(706)	-	(395)	(1,739)	-	(2,840)
Recoveries	751	81	225	958	-	2,015
Provision	(1,505)	(345)	759	279	812	-

Ending balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423

Reserves:
Specific	$2,889	$-	$683	$343	$-	$3,915
General	1,894	722	1,850	920	1,122	6,508

Ending balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423

Loans evaluated for impairment:
Individually	$20,896	$-	$2,588	$2,037	$-	$25,521
Collectively	757,212	46,237	290,974	12,912	-	1,107,335

Ending balance	$778,108	$46,237	$293,562	$14,949	$-	$1,132,856

(1) Includes mortgage warehouse lines

Note 13 – Recent Developments

In January 2016 the Company entered into a definitive agreement to acquire Coast Bancorp, the holding company for Coast National Bank, which as of December 31, 2015 had $147 million in total assets, $93 million in loans, $24 million in investment securities, and $126 million in deposits. Coast maintains offices in San Luis Obispo, Paso Robles, Arroyo Grande, and Atascadero, California. We expect the transaction to be completed in July 2016, subject to customary closing conditions including the receipt of required regulatory approvals and the consent of Coast Bancorp shareholders. One-time acquisition costs are expected to add roughly $3.2 million to the Company’s pre-tax non-interest expense in 2016.

Also announced in January 2016 was the Company’s agreement to acquire the Porterville branch of Citizens Business Bank, which by our most recent measures will consist of approximately $13 million in deposits and $1 million in loans that we plan to consolidate into our Porterville Main office. Pending regulatory approvals, that transaction is scheduled for completion in May 2016.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the Company’s potential future financial performance. They include, but are not limited to, the potential impact of extreme drought conditions on businesses and consumers located in the Company’s market areas; unfavorable economic conditions in the Company’s service areas; risks associated with fluctuations in interest rates; liquidity risks; increases in nonperforming assets and credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; reductions in the market value of available-for-sale securities that could result if interest rates increase substantially or an issuer has real or perceived financial difficulties; the Company’s ability to attract and retain skilled employees; the Company’s ability to successfully deploy new technology; the success of acquisitions or branch expansion; and risks associated with the multitude of current and prospective laws and regulations to which the Company is and will be subject. Risk factors that could cause actual results to differ materially from results that might be implied by forward-looking statements include the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

First quarter 2016 compared to First quarter 2015

Net income for the quarter ended March 31, 2016 was $4.036 million, representing an increase of $298,000, or 8%, relative to net income of $3.738 million for the quarter ended March 31, 2015. Basic and diluted earnings per share for the first quarter of 2016 were both $0.30, compared to $0.27 basic and diluted earnings per share for the first quarter of 2015. The Company’s annualized return on average equity was 8.41% and annualized return on average assets was 0.93% for the quarter ended March 31, 2016, compared to 8.06% and 0.93%, respectively, for the quarter ended March 31, 2015. The primary drivers behind the variance in net income are as follows:

•	Net interest income was up by $597,000, or 4%, due to growth in average interest-earning assets totaling $106 million, or 7%, that was partially offset by the impact of a 16 basis point drop in our net interest margin.

•	Total non-interest income rose by $287,000, or 7%, due primarily to fees earned from increased activity on commercial deposit accounts, as well as higher overdraft income and debit card interchange income.

•	Total non-interest expense reflects an increase of only $19,000, or less than 1%. Acquisition costs totaling $214,000 in the first quarter of 2016 were largely offset by a non-recurring reversal of certain director retirement plan accruals, and reductions in certain other expense categories helped offset the impact of expense increases occurring in the normal course of business.

•	The Company’s provision for income taxes was 34% of pre-tax income in the first quarter of 2016 relative to 29% in the first quarter of 2015. The higher tax provisioning in 2016 is primarily the result of higher taxable income and a declining level of available tax credits.

Financial Condition Summary

March 31, 2016 relative to December 31, 2015

The Company’s assets totaled $1.764 billion at March 31, 2016, relative to total assets of $1.797 billion at December 31, 2015. Total liabilities were $1.570 billion at March 31, 2016 compared to $1.606 billion at the end of 2015, and shareholders’ equity totaled $194 million at March 31, 2016 compared to $190 million at December 31, 2015. The following is a summary of key balance sheet changes during the first three months of 2016:

•	The Company’s assets were down $32 million, or 2%, due primarily to net runoff in loans that was partially offset by higher investment balances.

•	Gross loans fell by $39 million, or 3%, as the result of a $27 million decline in balances outstanding on mortgage warehouse lines due to lower line utilization, and a net decrease in other major loan categories caused by a relatively high level of payoffs and a drop in new volume.

•	Total nonperforming assets were reduced by $2 million, or 17%, during the first three months of 2016. The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.97% at March 31, 2016, compared to 1.13% at December 31, 2015.

•	Deposit balances reflect net growth of $23 million, or 2%, due to continued growth in core non-maturity deposits that was partially offset by a $5 million reduction in time deposits.

•	Junior subordinated debentures remain the same, but other borrowings were reduced by $55 million, or 64%, during the first quarter of 2016, as facilitated by deposit growth and loan runoff.

•	Total capital reflects an increase of $4 million, or 2%, due to the rising level of retained earnings, the impact of stock options exercised, and an increase in accumulated other comprehensive income. There were no shares repurchased during the first quarter of 2016. Due to the growth in capital and lower risk-weighted assets, our consolidated total risk-based capital ratio increased to 18.27% at March 31, 2016 from 17.01% at year-end 2015.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $597,000, or 4%, for the first quarter of 2016 relative to the first quarter of 2015. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, except per share data)	March 31, 2016			March 31, 2015
	Average Balance	Income/	Average	Average Balance	Income/	Average
	(1)	Expense	Rate/Yield (2)(3)	(1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/due from time	$19,947	$28	0.56%	$19,386	$13	0.27%
Taxable	408,968	2,147	2.08%	409,894	2,248	2.19%
Non-taxable	101,973	730	4.36%	98,200	725	4.54%
Equity	1,253	36	11.37%	2,232	45	8.06%
Total investments	532,141	2,941	2.48%	529,712	3,031	2.58%

Loans and Leases:(4)
Real estate	774,324	9,789	5.08%	691,824	9,188	5.39%
Agricultural	45,824	502	4.41%	26,724	263	3.99%
Commercial	106,837	1,226	4.62%	108,791	1,321	4.92%
Consumer	14,819	402	10.91%	18,284	433	9.60%
Mortgage warehouse lines	117,068	1,119	3.84%	108,506	1,054	3.94%
Direct financing leases	1,618	21	5.22%	2,017	27	5.43%
Other	2,026	33	6.55%	2,344	34	5.88%
Total loans and leases	1,062,516	13,092	4.96%	958,490	12,320	5.21%
Total interest earning assets (5)	1,594,657	16,033	4.14%	1,488,202	15,351	4.29%
Other earning assets	7,546			7,042
Non-earning assets	134,639			137,387
Total assets	$1,736,842			$1,632,631

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$126,972	$95	0.30%	$108,633	$79	0.29%
NOW	307,614	89	0.12%	283,356	85	0.12%
Savings accounts	196,914	54	0.11%	174,680	48	0.11%
Money market	99,230	16	0.06%	114,928	21	0.07%
CDAR's	12,070	2	0.07%	11,283	2	0.07%
Certificates of deposit<$100,000	74,579	57	0.31%	79,438	65	0.33%
Certificates of deposit>$100,000	219,423	178	0.33%	205,834	133	0.26%
Brokered deposits	-	-	0.00%	2,611	11	1.71%
Total interest bearing deposits	1,036,802	491	0.19%	980,763	444	0.18%
Borrowed Funds:
Federal funds purchased	1	-	0.00%	2	-	0.00%
Repurchase agreements	8,937	9	0.41%	6,822	7	0.42%
Short term borrowings	16,007	16	0.40%	8,219	4	0.20%
Long term borrowings	1,231	-	0.00%	4,044	4	0.40%
TRUPS	30,928	202	2.63%	30,928	174	2.28%
Total borrowed funds	57,104	227	1.60%	50,015	189	1.53%
Total interest bearing liabilities	1,093,906	718	0.26%	1,030,778	633	0.25%
Demand deposits - non-interest bearing	435,563			395,895
Other liabilities	14,399			17,806
Shareholders' equity	192,974			188,152
Total liabilities and shareholders' equity	$1,736,842			$1,632,631

Interest income/interest earning assets			4.14%			4.29%
Interest expense/interest earning assets			0.18%			0.17%
Net interest income and margin(6)		$15,315	3.96%		$14,718	4.12%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)

Loan fees have been included in the calculation of interest income. Loan (costs) fees were approximately ($55) thousand and $350 thousand for the quarters edd March 31, 2016 and 2015.

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

Volume & Rate Variances		Quarter ended March 31,
(dollars in thousands)		2016 over 2015
		Increase(decrease) due to
	Volume	Rate	Net
Assets:
Investments:
Federal funds sold / Due from time	$-	$15	$15
Taxable	(5)	(96)	(101)
Non-taxable(1)	28	(23)	5
Equity	(20)	11	(9)
Total Investments	3	(93)	(90)
Loans and Leases:
Real Estate	1,096	(495)	601
Agricultural	188	51	239
Commercial	(24)	(71)	(95)
Consumer	(82)	51	(31)
Mortgage Warehouse Lines	83	(18)	65
Direct Financing Leases	(5)	(1)	(6)
Other	(5)	4	(1)
Total Loans and Leases	1,251	(479)	772
Total Interest Earning Assets	$1,254	$(572)	$682
Liabilities
Interest Bearing Deposits:
Demand Deposits	$13	$3	$16
NOW	7	(3)	4
Savings Accounts	6	-	6
Money Market	(3)	(2)	(5)
CDAR's	-	-	-
Certificates of Deposit < $100,000	(4)	(4)	(8)
Certificates of Deposit > $100,000	9	36	45
Brokered Deposits	(11)	-	(11)
Total Interest Bearing Deposits	17	30	47
Borrowed Funds:
Repurchase Agreements	2	-	2
Short Term Borrowings	4	8	12
Long Term Borrowings	(3)	(1)	(4)
TRUPS	-	28	28
Total Borrowed Funds	3	35	38
Total Interest Bearing Liabilities	$20	$65	$85
Net Interest Margin/Income	$1,234	$(637)	$597

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the first quarter of 2016 relative to the first quarter of 2015 was a favorable $1.234 million, due primarily to a $106 million increase in the average balance of interest-earning assets resulting from organic loan growth and a loan purchase at the end of the first quarter of 2015. The volume variance was enhanced by the fact that the average balance of loans grew by 11%, relative to minimal growth in the average balance of lower-yielding investments.

The rate variance for the first quarter comparison was an unfavorable $637,000, due in part to a drop of 15 basis points in our yield on earning assets relative to a small increase in the cost of interest-bearing liabilities. Investment yields have dropped due to the reinvestment of portfolio cash flows in a historically low interest rate environment, and the weighted average yield on loans was lower due to the impact of continued competition on loan rates and a drop in non-recurring interest income. Nonrecurring interest income, primarily in the form of interest recovered on non-accrual loans net of interest reversed on loans placed on non-accrual status, totaled only $42,000 in the first quarter of 2016 relative to $366,000 in the first quarter of 2015. Our weighted average cost of interest-bearing liabilities increased slightly primarily because of higher interest rates for larger time deposits and short-term non-deposit borrowings. The unfavorable rate variance was exacerbated by the allocation of the variance attributable to both rate and volume changes (as per the calculations noted above), and also by the volume differential between our interest-earning assets and interest-bearing liabilities. That differential averaged $457 million for the first quarter of 2015, the base period for the rate variance calculation, thus the decrease in our earning asset yield is applied to a much higher balance than rate changes for interest-bearing liabilities and has a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, is affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.96% in the first quarter of 2016, a drop of 16 basis points relative to the first quarter of 2015. The principal development affecting our net interest margin in the first quarter of 2016 was lower yields on loans and investments, including the impact of the noted drop in non-recurring interest income.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. A loan loss provision has not been necessary thus far in 2016, nor was a provision recorded in the first quarter of 2015.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. Net loans charged off by the Company totaled $393,000 in the first quarter of 2016 relative to $530,000 in the first quarter of 2015, for a reduction of $137,000, or 26%. A loan loss provision has not been recorded in 2016 due to the following factors: loan charge-offs were primarily recorded against reserves established in previous periods which did not lead to the need for reserve replenishment; we experienced net runoff in our performing loan portfolio, thus our general reserves for performing loans declined; and, credit quality improvement was evident in the loan portfolio as new loans that were booked were underwritten using tighter credit standards than was the case for many legacy loans.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month periods ended March 31, 2016 and 2015 (dollars in thousands):

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the quarter ended March 31,
	2016	% of Total	2015	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,371	55.22%	$1,991	49.69%
Other service charges, commissions & fees	1,810	42.15%	1,723	43.00%
Gains on securities	(24)	-0.56%	16	0.40%
Bank owned life insurance	210	4.89%	356	8.88%
Other	(73)	-1.70%	(79)	-1.97%
Total non-interest income	$4,294	100.00%	$4,007	100.00%
As a % of average interest-earning assets (1)		1.08%		1.09%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$6,865	50.93%	$6,895	51.23%
Occupancy costs
Furniture & equipment	566	4.20%	508	3.77%
Premises	1,184	8.78%	1,153	8.57%
Advertising and marketing costs	489	3.63%	564	4.19%
Data processing costs	766	5.68%	839	6.23%
Deposit services costs	861	6.39%	789	5.86%
Loan services costs
Loan processing	167	1.24%	257	1.91%
Foreclosed assets	132	0.98%	145	1.08%
Other operating costs
Telephone & data communications	383	2.84%	469	3.48%
Postage & mail	227	1.68%	200	1.49%
Other	156	1.16%	167	1.24%
Professional services costs
Legal & accounting	425	3.15%	333	2.47%
Other professional services	594	4.41%	547	4.06%
Stationery & supply costs	419	3.11%	336	2.50%
Sundry & tellers	245	1.82%	258	1.92%
Total other operating expense	$13,479	100.00%	$13,460	100.00%
As a % of average interest-earning assets (1)		3.40%		3.67%
Efficiency Ratio (2)	66.93%		69.77%

(1) Annualized

(2) Tax equivalent

Total non-interest income rose by $287,000, or 7%, for the quarterly comparison due to a higher level of customer activity that generated additional fee income, which was partially offset by lower income on bank-owned life insurance (“BOLI”) and a small loss on investment securities. Total non-interest income was an annualized 1.08% of average interest-earning assets in the first quarter of 2016 relative to 1.09% in the first quarter of 2015. The ratio fell slightly despite the dollar increase in non-interest income, due to a higher level of average interest-earning assets.

Service charge income on deposits increased by $380,000, or 19%, for the quarterly comparison, due primarily to fees earned from increased activity on commercial accounts and higher overdraft income. Other service charges, commissions, and fees also increased by $87,000, or 5%, for the first quarter, largely as a result of higher debit card interchange income and increases in other activity-based fees. There was a loss of $24,000 realized on investment securities in the first quarter of 2016, relative to a gain of $16,000 in the first quarter of 2015.

BOLI income was down $146,000 in the first quarter of 2016 relative to the first quarter of 2015, mainly due to fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At March 31, 2016 the Company had $38.5 million invested in single-premium general account BOLI, which generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly lower income levels in recent periods. In addition to general account BOLI, the Company had $5.0 million invested in separate account BOLI at March 31, 2016, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains for certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a loss on separate account BOLI totaling $24,000 in the first quarter of 2016 relative to a gain of $124,000 in the first quarter of 2015, for an absolute difference of $148,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be minimal.

The “Other” category under non-interest income reflects a net favorable change of only $6,000 for the quarter, and there were no material fluctuations within the category. The “Other” category includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Pass-through expenses associated with our investments in low-income housing tax credit funds are netted against this income category.

Total non-interest expense increased by only $19,000, or less than 1%, in the first quarter of 2016 relative to the first quarter of 2015, but as detailed below there were several significant fluctuations within non-interest expense, including items of a non-recurring nature. Total non-interest expense dropped to an annualized 3.40% of average interest-earning assets in the first quarter of 2016 from 3.64% in the first quarter of 2015 due to a sizeable increase in the denominator.

The largest component of non-interest expense, salaries and employee benefits, fell by $30,000, or less than 1%, for the quarter, as increases in the normal course of business were offset by other factors. Total salaries and benefits also dropped slightly as a percentage of total non-interest expense for the comparative quarters. Direct salaries were up $118,000, or 2%, mainly in conjunction with regular annual increases, and equity incentive compensation costs were $48,000 higher due to stock options issued to Company officers during the first quarter of 2016. Personnel expense benefited in the first quarter of 2016, however, from a higher level of deferred salaries directly related to successful loan originations (which lowers current period expense), lower group insurance costs, and a decline in the cost of certain other employee benefits. The change in compensation costs was also favorably impacted by a reduction of $72,000 in deferred compensation expense accruals in 2016, associated with the aforementioned drop in BOLI income.

Occupancy expense was up $89,000 for the quarter, representing an increase of 5% due primarily to rent escalations in the normal course of business, office renovations over the past year, and our loan production office which opened in May 2015. Marketing costs were down $75,000, or 13%, for the first quarter of 2016 due to the timing of payments. Data processing costs were down $73,000, or 9%, for the first quarter due to ongoing efforts to manage network and other information technology costs. Total deposit services costs increased by $72,000, or 9%, for the quarterly comparison due in large part to activity-related increases in internet banking and debit card processing costs.

Loan processing costs reflect a drop of $90,000, or 35%, for the comparative quarters resulting mainly from declining collection and foreclosure costs. Net costs associated with foreclosed assets were also reduced slightly in the first quarter of 2016 relative to the first quarter of 2015.

Telecommunications expense was reduced by $86,000, or 18%, in the first quarter of 2016 relative to the first quarter of 2015 due to focused efforts to increase efficiencies in this area, although it is estimated that roughly half of the reduction represents non-recurring credits received from prior period overbillings. Postage costs increased by $27,000, or 14%, for the quarterly comparison due to an increase in the volume of mailings stemming from an increased number of accounts and additional compliance mailings. The “Other” category under other operating costs declined slightly.

Under professional services costs, legal and accounting costs increased by $92,000, or 28%, in the first quarter of 2016 due to higher costs for both internal and independent audits as well as increased legal expense. The cost of other professional services also increased by $47,000, or 9%, with the largest variances as follows: Our FDIC assessment increased $60,000 because of a higher assessment base; we expensed $101,000 for stock options issued to our directors during the first quarter of 2016; we had non-recurring acquisition costs totaling $214,000 in the first quarter of 2016, for an increase of $102,000 relative to the first quarter of 2015; we recorded a non-recurring expense reversal of $173,000 in director retirement plan accruals in the first quarter of 2016, subsequent to the death of a former director and the payment of split-dollar life insurance proceeds to his beneficiary; and, we saw a $76,000 drop in deferred compensation costs for directors, related to the aforementioned drop in BOLI income.

Stationery and supply costs increased by $83,000, or 25%, primarily due to costs associated with the issuance of new debit cards incorporating EMV technology, or so-called “chip cards.” Sundry and teller losses, on the other hand, were favorably impacted by a significant reduction in debit card losses pursuant to our rollout of chip cards, but that reduction was offset by an increase in operations-related losses within our branch system.

The Company’s tax-equivalent overhead efficiency ratio improved to 66.93% in the first quarter of 2016 from 69.77% in the first quarter of 2015. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

PROVISION FOR INCOME TAXES

The Company sets aside a provision for income taxes on a monthly basis. The amount of that provision is determined by first applying the Company’s statutory income tax rates to estimated taxable income, which is pre-tax book income adjusted for permanent differences, and then subtracting available tax credits. Permanent differences include but are not limited to tax-exempt interest income, BOLI income, and certain book expenses that are not allowed as tax deductions. Our income tax provision was $2.094 million, or 34% of pre-tax income in the first quarter of 2016, relative to a provision of $1.527 million, or 29% of pre-tax income in the first quarter of 2015.

Higher taxable income and a declining level of available tax credits were the primary factors impacting the increase in our tax accrual rate in 2016 relative to 2015. Tax-exempt BOLI income was 41% lower in the first quarter of 2016 than in the first quarter of 2015, as discussed above, although interest income on municipal securities was roughly the same. Our tax credits, which consist primarily of those generated by investments in low-income housing tax credit funds and California state employment tax credits, were down $119,000, or 38%, for the quarterly comparison.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $524 million, or 30% of total assets at March 31, 2016, compared to $510 million, or 28% of total assets at December 31, 2015.

We had no fed funds sold at March 31, 2016 or December 31, 2015, and interest-bearing balances at other banks dropped to $1 million at March 31, 2016 from $2 million at December 31, 2015 due to the timing of cash flows in and out of our FRB account. The Company’s investment portfolio had a book balance of $523 million at March 31, 2016, reflecting an increase of $15 million, or 3%, for the first three months due to the investment of excess liquidity. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for all bonds in our investment portfolio was 3.7 years and their average effective duration was 2.3 as of March 31, 2016, both down slightly relative to year-end 2015.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	March 31, 2016		December 31, 2015
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$26,978	$27,294	$28,801	$29,042
Mortgage-backed securities	390,552	392,618	374,683	375,061
State & political subdivisions	98,050	101,476	99,093	102,183
Other securities	575	1,222	575	1,296
Total investment securities	$516,155	$522,610	$503,152	$507,582

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $6.5 million at March 31, 2016, up from $4.4 million at December 31, 2015 due to lower long-term interest rates. The balance of US Government agency securities declined $2 million, or 6%, during the first three months due to bond maturities. Mortgage-backed securities increased $18 million, or 5%, as bond purchases and increases in market value exceeded prepayments. Municipal bond balances were down by about $1 million, or 1%, while the balance of other securities fell by $74,000, or 6%, due to fluctuations in the values of equity securities.

Investment portfolio securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $180 million at both March 31, 2016 and December 31, 2015, leaving $341 million in unpledged debt securities at March 31, 2016 and $326 million at December 31, 2015. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $59 million at March 31, 2016 and $57 million at December 31, 2015.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $1.094 billion at March 31, 2016, a drop of $39 million, or 3%, since December 31, 2015. The decline is due mainly to lower utilization on mortgage warehouse lines, reduced loan origination activity, and a relatively high level of prepayments.

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

Loan and Lease Distribution
(dollars in thousands, unaudited)
	March 31, 2016	December 31, 2015
Real Estate:
1-4 family residential construction	$15,859	$14,941
Other construction/land	36,485	37,359
1-4 family - closed-end	133,917	137,356
Equity lines	41,335	44,233
Multi-family residential	28,711	27,222
Commercial real estate- owner occupied	213,247	218,708
Commercial real estate- non-owner occupied	171,809	165,107
Farmland	131,052	133,182
Total real estate	772,415	778,108
Agricultural	45,651	46,237
Commercial and industrial	107,895	113,207
Mortgage warehouse lines	153,625	180,355
Consumer loans	14,284	14,949
Total loans and leases	$1,093,870	$1,132,856
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.45%	1.32%
Other construction/land	3.34%	3.30%
1-4 family - closed-end	12.24%	12.12%
Equity lines	3.78%	3.90%
Multi-family residential	2.62%	2.40%
Commercial real estate- owner occupied	19.49%	19.31%
Commercial real estate- non-owner occupied	15.71%	14.57%
Farmland	11.98%	11.76%
Total real estate	70.61%	68.68%
Agricultural	4.18%	4.08%
Commercial and industrial	9.86%	9.99%
Mortgage warehouse lines	14.04%	15.93%
Consumer loans	1.31%	1.32%
Total loans and leases	100.00%	100.00%

Outstanding balances on mortgage warehouse lines were down $27 million, or 15%, as utilization on lines declined to 51% at March 31, 2016 from 60% at December 31, 2015. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances.

Total real estate loans, and most real estate loan categories within that total, also experienced net runoff as loan payoffs outpaced new originations. New volume was adversely impacted by a relatively high rate of loan payoffs in the first quarter of 2016, as well as a surge in loans booked in the fourth quarter of 2015 that diminished the Company’s pipeline of loans in the process of approval. Management expects that growth in real estate loans will resume as the year progresses, based on the current trend in our pipeline of loans, but prepayments remain at elevated levels so no assurance can be provided in that regard. Other major loan categories also saw a drop in balances during the first three months of 2016, with commercial loan balances, in particular, falling by $5 million, or 5%, for the same reasons delineated for real estate loans.

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

Nonperforming Assets and Performing Troubled Debt Restructurings
(dollars in thousands, unaudited)	March 31, 2016	December 31, 2015	March 31, 2015
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	294	457	3,209
1-4 family - closed-end	590	2,298	1,728
Equity lines	1,614	1,770	1,138
Multi-family residential	1,035	630	180
Commercial real estate- owner occupied	2,384	2,325	2,856
Commercial real estate- non-owner occupied	244	262	7,658
Farmland	101	610	933
TOTAL REAL ESTATE	6,262	8,352	17,702
Agriculture	64	-	487
Commercial and industrial	612	710	976
Direct finance leases	-	-	-
Consumer loans	555	572	601
TOTAL NONPERFORMING LOANS	7,493	9,634	19,766

Foreclosed assets	3,115	3,193	3,194
Total nonperforming assets	$10,608	$12,827	$22,960
Performing TDR's (1)	$13,455	$12,431	$11,136
Nonperforming loans as a % of total gross loans and leases	0.68%	0.85%	1.85%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.97%	1.13%	2.15%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $2.2 million, or 17%, during the first three months of 2016. Nonperforming loans were decreased by $2.1 million, or 22%, while foreclosed assets were down $78,000, or 2%. The balance of nonperforming loans at March 31, 2016 includes $4.8 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. As shown in the table, we also had $13.5 million in loans classified as performing TDRs for which we were still accruing interest as of March 31, 2016, an increase of $1.0 million, or 8%, relative to December 31, 2015 due to a nonperforming TDR that was reinstated to accrual status during the first quarter of 2016.

Non-accruing loan balances secured by real estate comprised $6.3 million of total nonperforming loans at March 31, 2016, down $2.1 million, or 25%, since December 31, 2015. The gross reduction in nonperforming real estate loans in the first three months of 2016 totaled $3.1 million including principal pay-downs of $1.0 million, gross charge-offs of $178,000, balances totaling $1.6 million returned to accrual status, and transfers to OREO, but reductions were partially offset by $1.0 million in additions. Nonperforming commercial loans were down by $98,000, or 14%, during the period, and nonperforming consumer loans also declined by $17,000, or 3%, during the first three months of 2016.

As noted above, foreclosed assets were reduced by $78,000, or 2%, during the first three months of 2016 due to write-downs on OREO that were partially offset by a small addition. The balance of foreclosed assets had an aggregate carrying value of $3.1 million at March 31, 2016, and was comprised of 16 properties classified as OREO and three mobile homes. At the end of 2015 foreclosed assets totaled $3.2 million, consisting of 16 properties classified as OREO and two mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.97% of gross loans and leases plus foreclosed assets at March 31, 2016, down from 1.13% at December 31, 2015 and 2.15% at March 31, 2015. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase further.

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

The Company’s allowance for loan and lease losses was $10.0 million, or 0.92% of gross loans at March 31, 2016, relative to $10.4 million, or 0.92% of gross loans at December 31, 2015. The decline in the dollar amount of the allowance in the first three months of 2016 was facilitated by the fact that the majority of loan charge-offs during the period were charged against loss reserves established in previous periods and therefore did not lead to the need for reserve replenishment. Moreover, our need for loss reserves has been favorably impacted in recent periods by the drop in loan balances and continued credit quality improvement in the performing loan portfolio, as loans booked or renewed since the great recession have been underwritten using tighter credit criteria than was previously the case. The ratio of the allowance to nonperforming loans was 133.86% at March 31, 2016, relative to 108.19% at December 31, 2015 and 54.22% at March 31, 2015. A separate allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $304,000 at March 31, 2016.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the Quarter	For the Year	For the Quarter
	Ended March 31,	Ended December 31,	Ended March 31,
Balances:	2016	2015	2015
Average gross loans and leases outstanding during period (1)	$1,062,516	$1,027,983	$958,490
Gross loans and leases outstanding at end of period	$1,093,870	$1,132,856	$1,065,844

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,423	$11,248	$11,248
Provision charged to expense	-	-	-
Charge-offs
Real Estate
1-4 family residential construction	-	-	-
Other construction/land	-	73	73
1-4 family - closed-end	97	224	184
Equity lines	80	92	53
Multi-family residential	-	-	-
Commercial real estate- owner occupied	22	317	317
Commercial real estate- non-owner occupied	9	-	-
Farmland	-	-	-
TOTAL REAL ESTATE	208	706	627
Agricultural	-	-	-
Commercial & industrial	109	395	20
Mortgage warehouse lines	-	-	-
Consumer	491	1,739	413
Total	808	2,840	1,060
Recoveries
Real Estate
1-4 family residential construction	-	-	-
Other construction/land	-	117	58
1-4 family - closed-end	1	93	24
Equity lines	3	189	10
Multi-family residential	-	-	-
Commercial real estate- owner occupied	34	106	106
Commercial real estate- non-owner occupied	23	246	-
Farmland	-	-	-
TOTAL REAL ESTATE	61	751	198
Agricultural	2	81	1
Commercial and industrial	120	225	81
Mortgage warehouse lines		-
Consumer	232	958	250
Total	415	2,015	530
Net loan charge offs (recoveries)	393	825	530
Balance at end of period	$10,030	$10,423	$10,718

RATIOS
Net charge-offs to average loans and leases (annualized)	0.15%	0.08%	0.22%
Allowance for loan losses to Gross loans and leases at end of period	0.92%	0.92%	1.01%
Allowance for loan losses to Non-performing loans	133.86%	108.19%	54.22%
Net loan charge-offs to allowance for loan losses at end of period	3.92%	7.92%	4.94%
Net loan charge-offs to Provision for loan losses	-	-	-

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company did not record a provision for loan and lease losses in the first quarter of 2016, nor was a provision recorded during 2015. Net loans charged off declined by $137,000, or 26%, for the first quarter comparison. Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was reduced by $280,000, or 7%, during the three months ended March 31, 2016, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans during that period. The allowance for probable losses inherent in non-impaired loans was also down $113,000, or 2%, during the first three months of 2016, as a result of declining loan balances and improvement in the credit quality of our performing loans. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at March 31, 2016 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $375 million at March 31, 2016 and $355 million at December 31, 2015, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 34% of gross loans outstanding at March 31, 2016 and 31% at December 31, 2015, with the increase due primarily to lower utilization on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $17 million at March 31, 2016 and December 31, 2015. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

In addition to unused commitments to provide credit, the Company is utilizing a $97 million letter of credit issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company. For more information regarding the Company’s off-balance sheet arrangements, see Note 8 to the financial statements located elsewhere herein.

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $43 million at March 31, 2016 and $47 million at December 31, 2015. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks) and our reserve requirement, among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $193,000, or 1%, during the first three months of 2016. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Company owned life insurance, with a balance of almost $44 million at March 31, 2016, is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill did not change during the period, ending the first three months of 2016 with a balance of $7 million, but other intangible assets, namely the Company’s core deposit intangible generated by the Santa Clara Valley Bank acquisition, dropped slightly due to amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of March 31, 2016.

The aggregate balance of “Other assets” was $34.6 million at the end of the first quarter, down $3.9 million, or 10%, for the quarter due in part to a lower deferred tax asset. At March 31, 2016, the balance of other assets included as its largest components a net deferred tax asset of $11.1 million, a $7.5 million investment in restricted stock, accrued interest receivable totaling $5.5 million, a $4.6 million investment in low-income housing tax credit funds, and a $1.4 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month periods ended March 31, 2016 and 2015 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	March 31, 2016	December 31, 2015
Non-interest bearing demand deposits	$431,999	$432,251
Interest bearing demand deposits	139,558	125,210
NOW	315,313	306,630
Savings	201,266	193,052
Money market	99,294	101,562
CDAR's, under $250,000	4,948	14,109
Time, under $250,000	141,085	141,773
Time, $250,000 or more	154,623	150,041
Brokered deposits	-	-
Total deposits	$1,488,086	$1,464,628

Percentage of Total Deposits
Non-interest bearing demand deposits	29.03%	29.51%
Interest bearing demand deposits	9.38%	8.55%
NOW	21.19%	20.94%
Savings	13.53%	13.18%
Money market	6.67%	6.93%
CDAR's, under $250,000	0.33%	0.96%
Time, under $250,000	9.48%	9.68%
Time, $250,000 or more	10.39%	10.25%
Brokered deposits	-	-
Total	100.00%	100.00%

Total deposit balances reflect net growth of $23 million, or 2%, during the first three months of 2016, comprised of an organic increase in core non-maturity deposits of $29 million, or 2%, less runoff in customer time deposits. Within non-maturity deposits we saw increases of $23 million, or 3%, in transaction accounts (demand deposits and NOW accounts), due to a growing number of accounts and an increase in the average balance per account, and $8 million, or 4%, in savings deposits. Money market deposits were down $2 million, or 2%, however, as there is not currently a significant rate advantage for customers in money market deposits versus more liquid interest-bearing demand accounts. Total time deposits declined $5 million, or 2%. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth, although no assurance can be provided with regard to future core deposit increases or runoff.

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

Total non-deposit interest-bearing liabilities dropped $55 million, or 47%, in the first three months of 2016, due to reduced borrowings from the Federal Home Loan Bank as facilitated by deposit growth and loan runoff. Overnight FHLB borrowings were reduced to $23 million at March 31, 2016 as compared to $75 million at December 31, 2015, and our $2 million long-term borrowing from the FHLB matured during the first quarter of 2016 and was not renewed. Repurchase agreements totaled $9 million at March 31, 2016, for a very slight reduction during the first three months of 2016. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. We had no fed funds purchased and no advances from the FRB on our books at March 31, 2016 or December 31, 2015. The Company had junior subordinated debentures totaling $31 million at March 31, 2016 and December 31, 2015, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities fell by $4.6 million, or 19%, during the first three months of 2016, due in part to certain expenses, such as incentive compensation, that were accrued during 2015 but paid subsequent to year-end.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $278 million at March 31, 2016. An additional $121 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $68 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at March 31, 2016. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of March 31, 2016, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $400 million of the Company’s investment balances, compared to $383 million at December 31, 2015. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $97 million at March 31, 2016. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 62% and 23%, respectively, at March 31, 2016, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at March 31, 2016. Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the Securities and Exchange Commission.

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

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of March 31, 2016 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$18,894	-$13,173	-$7,040	+$1,731	+$3,857	+$5,864	+$7,673
% Change	-27.82%	-19.40%	-10.37%	+2.55%	+5.68%	+8.64%	+11.30%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $7.040 million lower than in a stable interest rate scenario, for a negative variance of 10.37%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.731 million, or 2.55%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that many of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the interest rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized and net interest income remains relatively flat.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of March 31, 2016, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Change in EVE (in $000’s)	-$70,645	-$88,508	-$73,696	+$41,760	+$72,478	+$96,159
% Change	-18.85%	-23.62%	-19.67%	+11.14%	+19.34%	+25.66%

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

CAPITAL RESOURCES

At March 31, 2016 the Company had total shareholders’ equity of $194.3 million, comprised of $62.7 million in common stock, $2.8 million in additional paid-in capital, $125.1 million in retained earnings, and an accumulated other comprehensive gain of $3.7 million. Total shareholders’ equity at the end of 2015 was $190.3 million. The increase of $4.0 million, or 2%, in shareholders’ equity during the first three months of 2016 is comprised of capital added via net earnings, stock option exercises, and a $1.2 million increase in accumulated other comprehensive income, partially offset by $1.6 million in cash dividends paid.

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

Regulatory Capital Ratios

	March 31,	December 31,	Minimum Requirement
	2016	2015	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital Ratio	14.99%	13.98%	6.50%
Tier 1 Capital to Total Risk-weighted Assets	17.42%	16.17%	8.00%
Total Capital to Total Risk-weighted Assets	18.27%	17.01%	10.00%
Tier 1 Leverage Ratio	12.29%	12.14%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital Ratio	16.73%	16.01%	6.50%
Tier 1 Capital to Total Risk-weighted Assets	16.73%	16.01%	8.00%
Total Capital to Total Risk-weighted Assets	17.58%	16.84%	10.00%
Tier 1 Leverage Ratio	11.79%	12.00%	5.00%

Regulatory capital ratios increased in the first three months of 2016, due to an increase in risk-based capital and lower risk-weighted assets resulting from loan runoff. Our capital ratios remain very strong relative to the median for peer financial institutions, and at March 31, 2016 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

The Company is involved in various legal proceedings in the normal course of business. In the opinion of Management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial condition or results of operation.

ITEM 1A: RISK FACTORS

There were no material changes from the risk factors disclosed in the Company’s Form 10-K for the fiscal year ended December 31, 2015.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Stock Repurchases

Subsequent to completion of a stock buyback plan whereby 700,000 shares were repurchased from March 2014 through April 2015, the Company’s Board announced authorization of an additional 500,000 shares for repurchase. Repurchase activity under that allotment commenced after a new trading plan was established and the Company’s insider trading window opened, in the latter part of April 2015. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, however, and there were no shares repurchased during the first quarter of 2016. A total of 104,319 shares remained authorized and available for repurchase as of March 31, 2016.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: (REMOVED AND RESERVED)

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description
2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
2.2	Agreement and Plan of Reorganization and Merger, dated as of January 4, 2016 by and between Sierra Bancorp and Coast Bancorp (2)
3.1	Restated Articles of Incorporation of Sierra Bancorp (3)
3.2	Amended and Restated By-laws of the Company (4)
10.1	1998 Stock Option Plan (5)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.3	Salary Continuation Agreement for James C. Holly (6)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.5	Split Dollar Agreement for Kenneth R. Taylor (8)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (8)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (8)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (8)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (8)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (8)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (8)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.15	Guarantee Agreement between Sierra Bancorp and U.S. Bank National Association dated as of March 17, 2004 (9)
10.16	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.17	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.18	Guarantee Agreement between Sierra Bancorp and Wilmington Trust Company dated as of June 15, 2006 (10)
10.19	2007 Stock Incentive Plan (11)
10.20	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.21	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.22	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.23	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.24	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
11	Statement of Computation of Per Share Earnings (15)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Registration Statement of Sierra Bancorp on Form S-4 filed with the Securities and Exchange Commission (“SEC”) (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(6)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(8)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(10)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(11)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(15)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

May 9, 2016	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

May 9, 2016	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

