Form 10-Q
period 2016-06-30
SIERRA BANCORP
filed 2016-08-05
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Common stock, no par value, 13,884,794 shares outstanding as of July 29, 2016

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Cash and due from banks	$51,576	$46,627
Interest-bearing deposits in banks	1,465	1,996
Total cash & cash equivalents	53,041	48,623
Securities available for sale	528,539	507,582
Loans and leases:
Gross loans and leases	1,155,262	1,132,856
Allowance for loan and lease losses	(10,042)	(10,423)
Deferred loan and lease fees, net	2,651	2,169
Net loans and leases	1,147,871	1,124,602
Premises and equipment, net	22,449	21,990
Foreclosed assets	2,897	3,193
Company owned life insurance	43,829	44,140
Goodwill	6,908	6,908
Other intangible assets, net	1,170	930
Other assets	36,584	38,569
	$1,843,288	$1,796,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$433,328	$432,251
Interest bearing	1,052,746	1,032,377
Total deposits	1,486,074	1,464,628
Repurchase agreements	10,194	9,405
Federal funds purchased	4,100	-
Short-term borrowings	93,700	75,300
Long-term borrowings	-	2,000
Junior subordinated debentures	30,928	30,928
Other liabilities	19,977	23,936
Total Liabilities	1,644,973	1,606,197

Commitments and contingent liabilities (Note 8)

Shareholders' equity
Common stock, no par value; 24,000,000 shares authorized; 13,285,568 and 13,254,088 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	62,825	62,404
Additional paid in capital	2,755	2,689
Retained earnings	127,638	122,701
Accumulated other comprehensive income	5,097	2,546
Total shareholders' equity	198,315	190,340
	$1,843,288	$1,796,537

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans and leases, including fees	$13,147	$12,880	$26,240	$25,200
Taxable securities	2,052	2,003	4,199	4,251
Tax-exempt securities	730	732	1,460	1,457
Dividend income on securities	-	48	36	93
Federal funds sold and other	5	6	32	18
Total interest income	15,934	15,669	31,967	31,019
Interest expense
Deposits	508	449	999	893
Short-term borrowings	31	21	56	31
Long-term borrowings	-	3	-	7
Subordinated debentures	200	178	402	352
Total interest expense	739	651	1,457	1,283
Net Interest Income	15,195	15,018	30,510	29,736
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	15,195	15,018	30,510	29,736
Non-interest income
Service charges on deposits	2,478	2,278	4,848	4,269
Net gains on sale of securities available-for-sale	146	307	122	323
Other income	1,950	2,069	3,898	4,069
Total non-interest income	4,574	4,654	8,868	8,661
Other operating expense
Salaries and employee benefits	6,624	6,125	13,490	13,020
Occupancy and equipment	1,866	1,666	3,617	3,326
Other	5,225	4,960	10,087	9,865
Total other operating expense	13,715	12,751	27,194	26,211
Income before taxes	6,054	6,921	12,184	12,186
Provision for income taxes	1,968	2,364	4,062	3,891
Net income	$4,086	$4,557	$8,122	$8,295

PER SHARE DATA
Book value	$14.93	$13.88	$14.93	$13.88
Cash dividends	$0.12	$0.10	$0.24	$0.20
Earnings per share basic	$0.31	$0.34	$0.61	$0.61
Earnings per share diluted	$0.31	$0.33	$0.61	$0.60
Average shares outstanding, basic	13,280,443	13,560,091	13,272,903	13,619,050
Average shares outstanding, diluted	13,393,448	13,686,206	13,388,664	13,745,467

Total shareholder equity (in thousands)	$198,315	$186,106	$198,315	$186,106
Shares outstanding	13,285,568	13,404,812	13,285,568	13,404,812
Dividends Paid	$1,593,395	$1,361,581	$3,184,711	$2,730,579

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net Income	$4,086	$4,557	$8,122	$8,295
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	2,486	(2,805)	4,487	(2,509)
Less: reclassification adjustment for gains (1) included in net income	(146)	(307)	(122)	(323)
Other comprehensive (loss) income, before tax	2,340	(3,112)	4,365	(2,832)
Income tax expense (benefit) related to items of other comprehensive income (loss), net of tax	(984)	1,309	(1,814)	1,126
Other comprehensive income (loss) gain	1,356	(1,803)	2,551	(1,706)

Comprehensive Income	$5,442	$2,754	$10,673	$6,589

(1) Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2016 and 2015 was $61 thousand and $129 thousand respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2016 and 2015 was $51 thousand and $136 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$8,122	$8,295
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of securities	(122)	(323)
Gain on sales of loans	-	-
Loss on disposal of fixed assets	2	55
Loss (gain) on sale on foreclosed assets	1	(78)
Writedowns on foreclosed assets	262	173
Share-based compensation expense	169	18
Provision for loan losses	-	-
Depreciation	1,209	1,119
Net accretion on purchased loans	(70)	(526)
Net amortization on securities premiums and discounts	3,312	3,384
Decrease in unearned net loan fees	482	247
Decrease (increase) in cash surrender value of life insurance policies	311	(731)
Loss from sale of loans	-	-
Decrease in interest receivable and other assets	67	246
Increase in other liabilites	(3,959)	(640)
Deferred income tax provision	310	470
Excess tax benefit from equity based compensation	85	40
Net cash provided by operating activities	10,181	11,749

Cash flows from investing activities:
Maturities of securities available for sale	30	290
Proceeds from sales/calls of securities available for sale	5,365	22,538
Purchases of securities available for sale	(70,675)	(67,813)
Principal pay downs on securities available for sale	45,536	44,056
Purchases of FHLB stock	(399)	(504)
Net increase in loans receivable, net	(24,377)	(103,829)
Purchases of premises and equipment, net	(1,901)	(1,672)
Proceeds from sale premises and equipment	231	55
Proceeds from sales of foreclosed assets	729	981
Net cash used in investing activities	(45,461)	(105,898)

Cash flows from financing activities:
Increase in deposits	21,446	104,895
Increase (decrease) in borrowed funds	16,400	(10,500)
Increase in Fed funds purchased	4,100	-
Increase in repurchase agreements	789	4,021
Cash dividends paid	(3,185)	(2,730)
Repurchases of common stock	-	(5,251)
Stock options exercised	233	349
Excess tax benefit from equity based compensation	(85)	(40)
Net cash provided by financing activities	39,698	90,744

Increase (decrease) in cash and due from banks	4,418	(3,405)

Cash and cash equivalents
Beginning of period	48,623	50,095
End of period	$53,041	$46,690

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of June 30, 2016, the Company’s only other subsidiaries were Sierra Statutory Trust II and Sierra Capital Trust III, which were formed in March 2004 and June 2006, respectively, solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

The Bank is a California state-chartered bank headquartered in Porterville, California. Bank of the Sierra was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. Our growth in the ensuing years has primarily been organic, but includes three whole-bank acquisitions: Sierra National Bank in the year 2000, Santa Clara Valley Bank in 2014, and Coast National Bank in July of 2016 (see Note 13 to the financial statements, Recent Developments, for details on the Coast acquisition). With our latest acquisition the Bank now operates 33 full-service branches and a loan production office, and offers a full range of retail and commercial banking services in California's South Central Valley and neighboring communities, the Central Coast, and select Southern California locations including Ventura County and the Santa Clarita Valley. Our most recent branching activity occurred in the second quarter of 2016, with the opening of a de novo branch in Sanger, California and the purchase of a competitor bank’s Porterville branch which was consolidated into our main office (see Note 13 to the financial statements, Recent Developments, for details on the branch acquisition). We have also received regulatory approvals for another branch in Bakersfield, California, which is under construction and should be ready to commence operations by the first quarter of 2017. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We also have ATMs at all branch locations and offsite ATMs at six different non-branch locations. We were well over $1.8 billion in assets as of June 30, 2016, even without consideration of the assets gained via the Coast National Bank acquisition, and for the past several years have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

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

Note 3 – Current Accounting Developments

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is the result of a joint project initiated by the FASB and the International Accounting Standards Board (IASB) to clarify the principles for recognizing revenue, and to develop common revenue standards and disclosure requirements that would: (1) remove inconsistencies and weaknesses in revenue requirements; (2) provide a more robust framework for addressing revenue issues; (3) improve comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provide more useful information to users of financial statements through improved disclosures; and (5) simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required with regard to contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted for reporting periods beginning after December 15, 2016. The Company does not expect to adopt this guidance early and is currently evaluating the potential effects of the guidance on its financial statements and disclosures.

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

In April 2015 the FASB issued ASU 2015-03, Interest–Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, to simplify the presentation of debt issuance costs related to a recognized debt liability by reflecting those costs as a direct deduction from the carrying amount of debt liability, consistent with debt discounts. ASU 2015-15 was subsequently issued in August 2015 to clarify the SEC staff’s position on presenting and measuring debt issuance costs incurred in connection with line-of-credit arrangements. ASU 2015-03, as modified by ASU 2015-15, became effective for interim and annual periods beginning after December 15, 2015, and we adopted this guidance for the first quarter of 2016 without any material effect on our consolidated financial statements.

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

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which eliminates the probable initial recognition threshold for credit losses in current U.S. GAAP, and instead requires an organization to record a current estimate of all expected credit losses over the contractual term for financial assets carried at amortized cost. This is commonly referred to as the current expected credit losses (“CECL”) methodology. Expected credit losses for financial assets held at the reporting date will be measured based on historical experience, current conditions, and reasonable and supportable forecasts. Another change from existing U.S. GAAP involves the treatment of purchased credit deteriorated assets, which are more broadly defined than purchased credit impaired assets in current accounting standards. When such assets are purchased, institutions will estimate and record an allowance for credit losses that is added to the purchase price rather than being reported as a credit loss expense. Furthermore, ASU 2016-13 updates the measurement of credit losses on available-for-sale debt securities, by mandating that institutions record credit losses on available-for-sale debt securities through an allowance for credit losses rather than the current practice of writing down securities for other-than-temporary impairment. ASU 2016-13 will also require the enhancement of financial statement disclosures regarding estimates used in calculating credit losses. ASU 2016-13 does not change the existing write-off principle in U.S. GAAP or current nonaccrual practices, nor does it change accounting requirements for loans held for sale or certain other financial assets which are measured at the lower of amortized cost or fair value. As a public business entity that is an SEC filer, ASU 2016-13 becomes effective for the Company on January 1, 2020, although early application is permitted for 2019. On the effective date, institutions will apply the new accounting standard as follows: for financial assets carried at amortized cost, a cumulative-effect adjustment will be recognized on the balance sheet for any change in the related allowance for loan and lease losses generated by the adoption of the new standard; financial assets classified as purchased credit impaired assets prior to the effective date will be reclassified as purchased credit deteriorated assets as of the effective date, and will be grossed up for the related allowance for expected credit losses created as of the effective date; and, debt securities on which other-than-temporary impairment had been recognized prior to the effective date will transition to the new guidance prospectively with no change in their amortized cost basis. We are currently evaluating the potential impact of this guidance on our financial statements and disclosures, and in general expect an increase in our allowance for loan and lease losses upon adoption.

Note 4 – Supplemental Disclosure of Cash Flow Information

During the six months ended June 30, 2016 and 2015, cash paid for interest due on interest-bearing liabilities was $1.423 million and $1.318 million, respectively. There was $2.500 million in cash paid for income taxes during the six months ended June 30, 2016, and $4.550 million in cash paid for income taxes for the six months ended June 30, 2015. Assets totaling $694,000 and $501,000 were acquired in settlement of loans for the six months ended June 30, 2016 and June 30, 2015, respectively. We received $729,000 in cash from the sale of foreclosed assets during the first six months of 2016 relative to $981,000 during the first six months of 2015, which represents sales proceeds less loans (if any) extended to finance such sales.

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan was concurrently terminated, although options to purchase 43,500 shares that were granted under that plan were still outstanding as of June 30, 2016 and remain unaffected by the plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee, although no restricted stock awards have been issued by the Company. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although due to awards granted since the inception of the plan the number remaining available for grant had declined to 741,940 at June 30, 2016. No equity awards can be issued under the 2007 Plan after February 15, 2017, when the plan expires, but any award granted under the plan prior to February 15, 2017 had an original life of 10 years and thus may extend beyond that date. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period for options with graded vesting, or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $12,000 was reflected in the Company’s income statement during the second quarter of 2016 and $11,000 was charged during the second quarter of 2015, as expense related to stock options. For the first half, the charges totaled $169,000 in 2016 and $18,000 in 2015.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,280,433 weighted average shares outstanding during the second quarter of 2016, and 13,560,091 during the second quarter of 2015. There were 13,272,903 weighted average shares outstanding during the first six months of 2016, and 13,619,050 during the first six months of 2015.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. For the second quarter of 2016, calculations under the treasury stock method resulted in the equivalent of 113,015 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 162,700 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the second quarter of 2015 the equivalent of 126,115 shares were added in calculating diluted earnings per share while 169,300 anti-dilutive stock options were excluded. Likewise, for the first half of 2016 the equivalent of 115,761 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 212,700 stock options that were anti-dilutive for the period were excluded, compared to the inclusion of the equivalent of 126,417 shares and exclusion of 171,700 anti-dilutive options in calculating diluted earnings per share for first half of 2015.

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

	June 30, 2016	December 31, 2015
Commitments to extend credit	$325,357	$354,890
Standby letters of credit	$8,990	$16,654

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

At June 30, 2016, the Company was also utilizing a letter of credit in the amount of $97 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at June 30, 2016 and December 31, 2015:

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	June 30, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$53,041	$53,041	$-	$-	$53,041
Investment securities available for sale	528,539	1,127	527,412	-	528,539
Loans and leases, net held for investment	1,145,888	-	1,172,194	-	1,172,194
Collateral dependent impaired loans	1,983	-	1,983	-	1,983
Loans held-for-sale	-	-	-	-	-
Cash surrender value of life insurance policies	43,829	-	43,829	-	43,829
Other investments	7,945	-	7,945	-	7,945
Investment in limited partnership	8,568	-	8,568	-	8,568
Accrued interest receivable	5,697	-	5,697	-	5,697

Financial liabilities:
Deposits:
Noninterest-bearing	$433,328	$433,328	$-	$-	$433,328
Interest-bearing	1,052,746	-	929,491	-	929,491
Fed funds purchased and repurchase agreements	14,294	-	14,294	-	14,294
Short-term borrowings	93,700	-	93,700	-	93,700
Long-term borrowings	-	-	-	-	-
Subordinated debentures	30,928	-	8,847	-	8,847
Limited partnership capital commitment	3,070	-	3,070	-	3,070
Accrued interest payable	128	-	128	-	128

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$325,357
Standby letters of credit	8,990

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$48,623	$48,623	$-	$-	$48,623
Investment securities available for sale	507,582	1,296	506,286	-	507,582
Loans and leases, net held for investment	1,120,773	-	1,136,386	-	1,136,386
Collateral dependent impaired loans	3,829	-	3,829	-	3,829
Cash surrender value of life insurance policies	44,140	-	44,140	-	44,140
Other Investments	7,546	-	7,546	-	7,546
Investment in limited partnership	6,217	-	6,217	-	6,217
Accrued interest receivable	5,808	-	5,808	-	5,808

Financial liabilities:
Deposits:
Noninterest-bearing	$432,251	$432,251	$-	$-	$432,251
Interest-bearing	1,032,377	-	1,032,547	-	1,032,547
Fed funds purchased and repurchase agreements	9,405	-	9,405	-	9,405
Short-term borrowings	75,300	-	75,300	-	75,300
Long-term borrowings	2,000	-	2,001	-	2,001
Subordinated debentures	30,928	-	7,383	-	7,383
Limited partnership capital commitment	795	-	795	-	795
Accrued interest payable	116	-	116	-	116

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$354,890
Standby letters of credit	16,654

For financial asset categories that were actually reported at fair value as of June 30, 2016 and December 31, 2015, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$24,872	$-	$24,872	$-
Mortgage-backed securities	-	394,614	-	394,614	-
State and poltical subdivisions	-	107,926	-	107,926	-
Other securities	1,127	-	-	1,127	-

Total available-for-sale securities	$1,127	$527,412	$-	$528,539	$-

	Fair Value Measurements at December 31, 2015, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$29,042	$-	$29,042	$-
Mortgage-backed securities	-	375,061	-	375,061	-
State and poltical subdivisions	-	102,183	-	102,183	-
Other securities	1,296	-	-	1,296	-

Total available-for-sale securities	$1,296	$506,286	$-	$507,582	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements – Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at June 30, 2016, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	75	-	75
1-4 family - closed-end	-	-	-	-
Equity lines	-	-	-	-
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	20	-	20
Commercial real estate-non-owner occupied	-	1,845	-	1,845
Farmland	-	-	-	-
Total real estate	-	1,940	-	1,940
Agriculture	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer loans	-	43	-	43
Total impaired loans	-	1,983	-	1,983
Foreclosed assets	$-	$2,897	$-	$2,897
Total assets measured on a norecurring basis	$-	$4,880	$-	$4,880

	Fair Value Measurements at December 31, 2015, using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	179	-	179
1-4 family - closed-end	-	499	-	499
Equity lines	-	30	-	30
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	26	-	26
Commercial real estate-non-owner occupied	-	3,053	-	3,053
Farmland	-	-		-
Total real estate	-	3,787	-	3,787
Agriculture	-	-		-
Commercial and industrial	-	-		-
Consumer loans	-	42		42
Total impaired loans	-	3,829	-	3,829
Foreclosed assets	$-	$3,193	$-	$3,193
Total assets measured on a norecurring basis	$-	$7,022	$-	$7,022

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

Amortized Cost And Estimated Fair Value

(dollars in thousands, unaudited):

The amortized cost and estimated fair value of investment securities available-for-sale are as follows

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$24,466	$409	$(3)	$24,872
Mortgage-backed securities	391,345	3,951	(682)	394,614
State and poltical subdivisions	103,433	4,503	(10)	107,926
Other securities	500	627	-	1,127
Total investment securities	$519,744	$9,490	$(695)	$528,539

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$28,801	$303	$(62)	$29,042
Mortgage-backed securities	374,683	2,440	(2,062)	375,061
State and political subdivisons	99,093	3,146	(56)	102,183
Other securities	575	721	-	1,296
Total investment securities	$503,152	$6,610	$(2,180)	$507,582

At June 30, 2016 and December 31, 2015, the Company had 90 securities and 175 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	June 30, 2016
	Less than twelve months		Twelve months or more
	Gross Unrealized		Gross Unrealized
	Losses	Fair Value	Losses	Fair Value

US Government agencies	$(3)	$3,301	$-	$-
Mortgage-backed securities	(323)	67,579	(359)	51,187
State and political subdivisions	(10)	1,583	-	-
Total	$(336)	$72,463	$(359)	$51,187

	December 31, 2015
	Less than twelve months		Twelve months or more
	Gross Unrealized		Gross Unrealized
	Losses	Fair Value	Losses	Fair Value

US Government agencies	$(62)	$10,329	$-	$-
Mortgage-backed securities	(1,608)	187,734	(454)	35,511
State and political subdivisions	(17)	3,409	(39)	3,847
Total	$(1,687)	$201,472	$(493)	$39,358

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Proceeds from sales, calls and maturities of securities available for sale	$2,790	$2,963	$5,395	$22,828
Gross gains on sales, calls and maturities of securities available for sale	$146	$307	$160	$522
Gross losses on sales, calls and maturities of securities available for sale	-	-	(38)	(199)
Net gains on sale of securities available for sale	$146	$307	$122	$323

The amortized cost and estimated fair value of investment securities available-for-sale at June 30, 2016 and December 31, 2015 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	June 30, 2016
	Amortized Cost	Fair Value

Maturing within one year	$6,164	$6,370
Maturing after one year through five years	250,424	253,919
Maturing after five years through ten years	47,068	48,674
Maturing after ten years	47,348	49,287

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	168,240	169,162
Other securities	500	1,127
	$519,744	$528,539

	December 31, 2015
	Amortized Cost	Fair Value

Maturing within one year	$3,657	$3,706
Maturing after one year through five years	242,719	244,733
Maturing after five years through ten years	50,144	51,308
Maturing after ten years	50,413	51,671

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by mortgage obligations	155,644	154,868
Other securities	575	1,296
	$503,152	$507,582

At June 30, 2016, the Company’s investment portfolio included securities issued by 292 different government municipalities and agencies located within 27 states with a fair value of $107.9 million. The largest exposure to any single municipality or agency was a $934,000 (fair value) bond issued by the Thurston School District in Washington, to be repaid by property taxes.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	June 30, 2016		December 31, 2015
	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$23,250	$24,690	$20,473	$21,642
Texas	17,656	18,326	16,575	16,954
Illinois	10,234	10,545	9,997	10,191
Ohio	9,059	9,305	7,610	7,748
Washington	5,873	6,090	5,905	6,081
Arizona	2,023	2,103	2,039	2,108
Utah	951	1,013	953	990
Other states	18,518	19,298	20,334	20,848
Total General Obligation Bonds	87,564	91,370	83,886	86,562

Revenue bonds
State of issuance
Texas	4,969	5,153	3,732	3,863
Utah	4,426	4,631	4,434	4,519
Washington	1,306	1,387	1,791	1,827
California	1,002	1,030	1,002	1,028
Ohio	318	319	318	319
Other states	3,848	4,036	3,930	4,065
Total Revenue Bonds	15,869	16,556	15,207	15,621

Total Obligations of States and Political Subdivisions	$103,433	$107,926	$99,093	$102,183

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	June 30, 2016		December 31, 2015
	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$4,402	$4,516	$3,942	$4,052
College & University	2,706	2,876	2,975	3,103
Sales Tax	2,256	2,373	2,630	2,663
Lease	2,299	2,403	2,040	2,100
Port, Airport & Marina	1,302	1,374	-	-
Electric & Power	729	753	679	691
Other sources	2,175	2,261	2,941	3,012
Total Revenue Bonds	$15,869	$16,556	$15,207	$15,621

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

The Company invested in seven LIHTC fund limited partnerships from 2001 through 2007, and in the second quarter of 2016 we committed $3 million to another such fund. Our investments to date have all been in California-focused funds which help the Company meet its obligations under the Community Reinvestment Act. We utilize the equity method of accounting for our LIHTC fund investments. Under the equity method, our balance sheet initially reflects an asset that represents the total cash expected to be invested over the life of the partnership. Any commitments or contingent commitments for future investment are reflected as a liability. The income statement treatment under the equity method reflects tax credits received by the Company “below the line” within the income tax provision, while fund operating results are included “above the line” in non-interest income. As noted above, operating results are typically losses that are netted against non-interest income.

As of June 30, 2016 our total LIHTC investment balance was $7.4 million, which includes $2.4 million in remaining commitments for additional capital contributions to the limited partnerships. There were $343,000 in tax credits derived from our LIHTC investments which were recognized during the six months ended June 30, 2016, and a pass-through operating loss of $519,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

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

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	June 30, 2016
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$16,939	$-	$-	$-	$16,939
Other construction/land	32,065	5,356	-	969	38,390
1-4 family - closed end	127,637	774	935	6,112	135,458
Equity lines	34,599	1,700	748	3,777	40,824
Multi-family residential	31,017	-	-	417	31,434
Commercial real estate - owner occupied	201,868	3,984	3,045	3,302	212,199
Commercial real estate - non-owner occupied	164,128	5,378	167	5,103	174,776
Farmland	129,053	560	2,484	43	132,140
Total real estate	737,306	17,752	7,379	19,723	782,160

Agricultural	49,775	159	24	65	50,023
Commercial and industrial	86,649	22,143	661	2,293	111,746
Mortgage Warehouse	197,715	-	-	-	197,715
Consumer loans	11,485	148	23	1,962	13,618
Total gross loans and leases	$1,082,930	$40,202	$8,087	$24,043	$1,155,262

	December 31, 2015
	Pass	Special Mention	Substandard	Impaired	Total
Real Estate:
1-4 family residential construction	$13,784	$1,157	$-	$-	$14,941
Other construction/land	35,901	135	-	1,323	37,359
1-4 family - closed end	127,972	2,498	387	6,499	137,356
Equity lines	39,966	199	957	3,111	44,233
Multi-family residential	26,178	-	-	1,044	27,222
Commercial real estate - owner occupied	196,211	12,075	7,322	3,100	218,708
Commercial real estate - non-owner occupied	155,223	4,505	170	5,209	165,107
Farmland	130,285	1,563	724	610	133,182
Total real estate	725,520	22,132	9,560	20,896	778,108

Agricultural	46,197	40	-	-	46,237
Commercial and industrial	108,931	933	755	2,588	113,207
Mortgage Warehouse	180,355	-	-	-	180,355
Consumer loans	12,718	178	16	2,037	14,949
Total gross loans and leases	$1,073,721	$23,283	$10,331	$25,521	$1,132,856

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

Loan Portfolio Aging

(dollars in thousands, unaudited)

	June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$16,939	$16,939	$-
Other construction/land	-	-	-	-	38,390	38,390	257
1-4 family - closed end	75	-	-	75	135,383	135,458	446
Equity lines	298	78	197	573	40,251	40,824	1,630
Multi-family residential	-	-	-	-	31,434	31,434	-
Commercial real estate - owner occupied	198	-	358	556	211,643	212,199	2,276
Commercial real estate - non-owner occupied	-	-	-	-	174,776	174,776	235
Farmland	-	43	-	43	132,097	132,140	43
Total real estate	571	121	555	1,247	780,913	782,160	4,887

Agricultural	-	-	64	64	49,959	50,023	65
Commercial and industrial	32	1	112	145	111,601	111,746	529
Mortgage warehouse lines	-	-	-	-	197,715	197,715	-
Consumer	99	13	-	112	13,506	13,618	463
Total gross loans and leases	$702	$135	$731	$1,568	$1,153,694	$1,155,262	$5,944

(1) As of June 30, 2016 there were no loans over 90 days past due and still acrruing.

(2) Included in total financing receivables

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)
Real Estate:
1-4 family residential construction	$612	$545	$-	$1,157	$13,784	$14,941	$-
Other construction/land	18	129	63	210	37,149	37,359	457
1-4 family - closed end	1,065	917	566	2,548	134,808	137,356	2,298
Equity lines	199	247	484	930	43,303	44,233	1,770
Multi-family residential	-	630	-	630	26,592	27,222	630
Commercial real estate - owner occupied	232	129	260	621	218,087	218,708	2,325
Commercial real estate - non-owner occupied	-	-	-	-	165,107	165,107	262
Farmland	-	-	-	-	133,182	133,182	610
Total real estate	2,126	2,597	1,373	6,096	772,012	778,108	8,352

Agricultural	-	-	-	-	46,237	46,237	-
Commercial and industrial	127	153	86	366	112,841	113,207	710
Mortgage warehouse lines	-	-	-	-	180,355	180,355	-
Consumer	98	9	45	152	14,797	14,949	572
Total gross loans and leases	$2,351	$2,759	$1,504	$6,614	$1,126,242	$1,132,856	$9,634

(1) As of December 31, 2015 there were no loans over 90 days past due and still accruing.

(2) Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession. At June 30, 2016, the Company had a total of $17.2 million in TDRs, including $2.5 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended June 30, 2016
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	547	259	806
Equity lines	-	1,051	-	-	1,051
Multi-family residential	-	-	-	132	132
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	1,051	547	391	1,989
Commercial and industrial	-	-	-	-	-
Consumer loans	-	-	-	10	10
	$-	$1,051	$547	$401	$1,999

	Three months ended June 30, 2015
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	-	226	226
Equity lines	-	146	-	290	436
Multi-family residential	-	418	-	-	418
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	564	-	516	1,080
Commercial and industrial	-	25	-	-	25
Consumer loans	-	-	-	-	-
	$-	$589	$-	$516	$1,105

Troubled Debt Restructurings, by Type of Loan Modification
(dollars in thousands, unaudited)

	Six months ended June 30, 2016
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real estate:
Other construction/land	$-	$17	$-	$-	$17
1-4 family - closed-end	-	-	547	259	806
Equity lines	-	1,280	-	-	1,280
Multi-family residential	-	-		132	132
Commercial real estate - owner occupied	-	-	-	266	266
Total real estate loans	-	1,297	547	657	2,501
Commercial and industrial	-	-	-	-	-
Consumer loans	-	20	-	60	80
	$-	$1,317	$547	$717	$2,581

	Six months ended June 30, 2015
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Total

Real Estate:
Other construction/land	$-	$111	$-	$-	$111
1-4 family - closed-end	-	-	-	226	226
Equity lines	-	351	-	290	641
Multi-family residential	-	418	-	-	418
Commercial real estate - owner occupied	-	-	-	-	-
Total real estate loans	-	880	-	516	1,396
Commercial and industrial	-	68	-	-	68
Consumer loans	-	-	-	-	-
	$-	$948	$-	$516	$1,464

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

Troubled Debt Restructurings

(dollars in thousands, unaudited)

	Three months ended June 30, 2016
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(¹)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	5	806	806	75	139
Equity Lines	8	1,051	1,051	1	22
Multi-family residential	1	132	132	-	7
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		1,989	1,989	76	168

Commercial and Industrial	0	-	-	-	-
Consumer loans	1	10	10	-	1
		$1,999	$1,999	$76	$169

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended June 30, 2015
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(¹)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	2	226	226	6	7
Equity Lines	5	436	436	142	157
Multi-family residential	1	418	418	-	1
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		1,080	1,080	148	165

Commercial and Industrial	1	25	25	-	11
Consumer loans	0	-	-	-	-
		$1,105	$1,105	$148	$176

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2016
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(¹)	Reserve
Real Estate:
Other Construction/Land	1	$17	$17	$-	$2
1-4 family - closed-end	5	806	806	75	139
Equity Lines	10	1,280	1,280	-	30
Multi-family residential	1	132	132	-	7
Commercial RE- owner occupied	1	266	266	-	4
Total Real Estate Loans		2,501	2,501	75	182

Commercial and Industrial	0	-	-	-	-
Consumer loans	3	80	80	-	6
		$2,581	$2,581	$75	$188

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Six months ended June 30, 2015
		Pre- Modification	Post- Modification
	Number of Loans	Outstanding Recorded Investment	Outstanding Recorded Investment	Reserve Difference(¹)	Reserve
Real Estate:
Other Construction/Land	2	$111	$111	$4	$2
1-4 family - closed-end	2	226	226	6	7
Equity Lines	7	641	641	142	218
Multi-family residential	1	418	418	-	1
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		1,396	1,396	152	228

Commercial and Industrial	3	68	68	(19)	23
Consumer loans	0	-	-	-	-
		$1,464	$1,464	$133	$251

(1) This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three month or six month periods ended June 30, 2016 and 2015 respectively.

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

Purchased Credit Impaired Loans:

(dollars in thousands, unaudited)

	June 30, 2016
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,124	$171
Commercial and industrial	19	-
Consumer	-	-
Total purchased credit impaired loans	$1,143	$171

	December 31, 2015
	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,158	$188
Commercial and industrial	38	-
Consumer	1	-
Total purchased credit impaired loans	$1,197	$188

An allowance for loan losses totaling $117,000 was allocated for PCI loans as of June 30, 2016, as compared to $121,000 at December 31, 2015. We also recorded approximately $70,000 in discount accretion on PCI loans during the six months ended June 30, 2016.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.619 million at June 30, 2016 and $1.486 million at December 31, 2015.

Impaired Loans

(dollars in thousands, unaudited)

	June 30, 2016
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	$558	$521	$42	$581	$15
1-4 Family - closed-end	7,989	6,042	325	8,118	233
Equity lines	3,337	3,284	164	3,426	32
Multi-family residential	417	417	7	421	27
Commercial real estate- owner occupied	1,375	1,352	537	1,431	125
Commercial real estate- non-owner occupied	5,096	4,940	1,359	5,185	173
Farmland	-	-	-	-	-
Total real estate	18,772	16,556	2,434	19,162	605
Agriculture	-	-	-	-	-
Commercial and industrial	2,254	2,254	591	2,435	48
Consumer loans	1,931	1,927	302	2,084	57
	22,957	20,737	3,327	23,681	710
With no related allowance recorded
Real estate:
Other construction/land	567	448	-	599	12
1-4 family - closed-end	321	70	-	667	1
Equity lines	522	493	-	537	-
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	2,036	1,950	-	2,340	-
Commercial real estate- non-owner occupied	163	163	-	194	-
Farmland	43	43	-	50	-
Total real estate	3,652	3,167	-	4,387	13
Agriculture	65	65	-	66	-
Commercial and industrial	107	39	-	292	1
Consumer loans	196	35	-	304	-
	4,020	3,306	-	5,049	14
Total	$26,977	$24,043	$3,327	$28,730	$724

(1)Contractual principal balance due from customer.

(2)Principal balance on Company's books, less any direct charge offs, including interest applied to principal and unaccreted discount or premium.

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

(2)Principal balance on Company's books, less any direct charge offs, including interest applied to principal and unaccreted discount or premium.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available or in process for 96% of the Company’s impaired real estate loan balances at June 30, 2016. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $6.715 million at June 30, 2016.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended June 30, 2016. We continue to consider the estimated impact of drought conditions and lower oil prices on credit quality, in evaluating the adequacy of our allowance. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended June 30, 2016
	Real Estate	Agricultural Production	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,713	$567	$2,503	$1,119	$1,128	$10,030
Charge-offs	(71)	-	(66)	(494)	-	(631)
Recoveries	336	2	39	266	-	643
Provision	(496)	(153)	1,265	353	(969)	-

Ending Balance	$4,482	$416	$3,741	$1,244	$159	$10,042

	Six months ended June 30, 2016
	Real Estate	Agricultural Production	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423
Charge-offs	(280)	-	(174)	(985)	-	(1,439)
Recoveries	397	4	160	497	-	1,058
Provision	(418)	(310)	1,222	469	(963)	-

Ending Balance	$4,482	$416	$3,741	$1,244	$159	$10,042

Reserves:
Specific	$2,434	$-	$591	$302	$-	$3,327
General	2,048	416	3,150	942	159	6,715

Ending Balance	$4,482	$416	$3,741	$1,244	$159	$10,042

Loans evaluated for impairment:
Individually	$19,723	$65	$2,293	$1,962	$-	$24,043
Collectively	762,437	49,958	307,168	11,656	-	1,131,219

Ending Balance	$782,160	$50,023	$309,461	$13,618	$-	$1,155,262

	Year ended December 31, 2015
	Real Estate	Agricultural Production	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$6,243	$986	$1,944	$1,765	$310	$11,248
Charge-offs	(706)	-	(395)	(1,739)	-	(2,840)
Recoveries	751	81	225	958	-	2,015
Provision	(1,505)	(345)	759	279	812	-

Ending Balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423

Reserves:
Specific	$2,889	$-	$683	$343	$-	$3,915
General	1,894	722	1,850	920	1,122	6,508

Ending Balance	$4,783	$722	$2,533	$1,263	$1,122	$10,423

Loans evaluated for impairment:
Individually	$20,896	$-	$2,588	$2,037	$-	$25,521
Collectively	757,212	46,237	290,974	12,912	-	1,107,335

Ending Balance	$778,108	$46,237	$293,562	$14,949	$-	$1,132,856

Note 13 – Recent Developments

On May 13, 2016, the Company acquired certain loans and deposits from Citizens Business Bank concurrent with the closure of that bank’s Porterville branch. At the time of acquisition there were a total of $10 million in deposits and $1 million in loans, which we consolidated into our Porterville Main office.

In January 2016 the Company entered into a definitive agreement to acquire Coast Bancorp, the holding company for Coast National Bank. The transaction closed on July 8, 2016, subsequent to the receipt of requisite regulatory and shareholder approvals, and immediately following that acquisition, Coast National Bank was merged with and into Bank of the Sierra. Coast National Bank was a community bank with branch offices in San Luis Obispo, Paso Robles, and Arroyo Grande, and a loan production office in Atascadero, California. Shortly after transaction closing, the Atascadero location was converted into a full-service branch office. The transaction also involved Sierra Bancorp’s acquisition of 100% of the voting equity of Coast Bancorp Statutory Trust II and Sierra Bancorp’s assumption of $7 million in associated junior subordinated debentures. The aggregate consideration tendered by the Company in its acquisition of Coast Bancorp consisted of 599,242 shares of Sierra Bancorp common stock and $3.3 million in cash, and one-time acquisition costs are expected to add roughly $3.2 million to the Company’s pre-tax non-interest expense in 2016. At the merger date the Coast acquisition contributed approximately $95 million to the Company’s outstanding loan balances, $31 million to investments, and $129 million to total deposits. In accordance with GAAP, assets and liabilities will be reflected on the Company’s books at their estimated fair values and there was no carryover of the allowance for loan losses that had previously been recorded by Coast. The Company will also record a deferred income tax asset, goodwill, and a core deposit intangible in conjunction with the acquisition, although those amounts have not yet been definitively determined. Goodwill represents the excess of consideration transferred over the fair values of the identifiable net assets acquired. The core deposit intangible will be amortized on a straight line basis over eight years, commencing at the date of acquisition. Goodwill and core deposit intangibles are not deductible for income tax purposes.

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

Critical accounting policies are those that involve the most complex and subjective decisions and assessments, and have the greatest potential impact on the Company’s stated results of operations. In Management’s opinion, the Company’s critical accounting policies deal with the following areas: the establishment of the allowance for loan and lease losses, as explained in detail in Note 12 to the consolidated financial statements and in the “Provision for Loan and Lease Losses” and “Allowance for Loan and Lease Losses” sections of this discussion and analysis; the valuation of impaired loans and foreclosed assets, as discussed in Note 11 to the consolidated financial statements; income taxes and deferred tax assets and liabilities, especially with regard to the ability of the Company to recover deferred tax assets as discussed in the “Provision for Income Taxes” and “Other Assets” sections of this discussion and analysis; and goodwill and other intangible assets, which are evaluated annually for impairment and for which we have determined that no impairment exists, as discussed in the “Other Assets” section of this discussion and analysis. Critical accounting areas are evaluated on an ongoing basis to ensure that the Company’s financial statements incorporate our most recent expectations with regard to those areas.

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Second quarter 2016 compared to Second quarter 2015

Net income for the quarter ended June 30, 2016 was $4.086 million, representing a decline of $471,000, or 10%, relative to net income of $4.557 million for the quarter ended June 30, 2015. Basic and diluted earnings per share for the second quarter of 2016 were both $0.31, compared to $0.34 basic earnings per share and $0.33 diluted earnings per share for the second quarter of 2015. The Company’s annualized return on average equity was 8.38% and annualized return on average assets was 0.93% for the quarter ended June 30, 2016, compared to 9.67% and 1.07%, respectively, for the quarter ended June 30, 2015. The primary drivers behind the variance in net income are as follows:

•	Net interest income was up by $177,000, or 1%, due to growth in average interest-earning assets totaling $45 million, or 3%, that was partially offset by the impact of a five basis point drop in our net interest margin. There was no loan loss provision recorded in either quarter.

•	Total non-interest income fell by $80,000, or 2%, due to a drop in investment gains and the impact of the special dividend received on our Federal Home Loan Bank (“FHLB”) stock in the second quarter of 2015, partially offset by fees earned from increased activity on commercial deposit accounts, higher overdraft income, and rising debit card interchange income.

•	Total non-interest expense reflects an increase of $964,000, or 8%, due to non-recurring acquisition costs totaling $128,000 that were recognized in the second quarter of 2016 as well as increases in personnel costs, occupancy expense, debit card processing costs, and foreclosed assets expense (including write-downs). Lower telecommunications expense helped offset some of the expense increases.

•	The Company’s provision for income taxes was 33% of pre-tax income in the second quarter of 2016 relative to 34% in the second quarter of 2015. The tax provisioning rate fell in 2016 due to lower pre-tax income and a slightly higher level of tax credits.

First Half 2016 compared to First Half 2015

Net income for the first half of 2016 was $8.122 million, representing a decline of $173,000, or 2%, relative to net income of $8.295 million for the first half of 2015. Basic and diluted earnings per share for the first half of 2016 were both $0.61, compared to $0.61 basic earnings per share and $0.60 diluted earnings per share for the first half of 2015. The Company’s annualized return on average equity was 8.39% and annualized return on average assets was 0.93% for the six months ended June 30, 2016, compared to a return on equity of 8.87% and return on assets of 1.00% for the six months ended June 30, 2015. The primary drivers behind the variance in year-to-date net income are as follows:

•	Net interest income increased $774,000, or 3%, due to the positive impact of a $75 million increase in average interest-earning assets that was partially offset by an 11 basis point drop in our net interest margin. There was no loan loss provision recorded in either period.

•	Total non-interest income was up $207,000, or 2%, due to fees earned from increased activity on commercial deposit accounts, higher overdraft income, and higher debit card interchange income, offset in part by lower gains from the sale of investments and lower dividends on our FHLB stock.

•	Total non-interest expense increased by $983,000, or 4%, due to non-recurring acquisition costs of $342,000 in the first half of 2016 relative to $101,000 in the first half of 2015, in addition to relatively large increases in personnel costs, occupancy expense, debit card processing costs, foreclosed assets expense, and legal/accounting costs. The expense increases were offset in part by a non-recurring reversal of certain director retirement plan accruals in the first quarter of 2016, and lower telecommunications costs.

•	The Company’s provision for income taxes was 33% of pre-tax income for the first half of 2016, relative to 32% for the first half of 2015. Since pre-tax income was almost the same in the first half of 2016 as in the first half of 2015, the higher tax provisioning for the first half comparison is the result of a lower level of available tax credits and lower non-taxable BOLI income.

Financial Condition Summary

June 30, 2016 relative to December 31, 2015

The Company’s assets totaled $1.843 billion at June 30, 2016, relative to total assets of $1.797 billion at December 31, 2015. Total liabilities were $1.645 billion at June 30, 2016 compared to $1.606 billion at the end of 2015, and shareholders’ equity totaled $198 million at June 30, 2016 compared to $190 million at December 31, 2015. The following is a summary of key balance sheet changes during the first six months of 2016:

•	The Company’s assets were up $47 million, or 3%, due primarily to higher loan, investment, and cash balances.

•	Gross loans increased by $22 million, or 2%, as the result of a $17 million increase in mortgage warehouse loans stemming from higher line utilization, as well as increases in non-farm real estate loans and agricultural production loans. The remaining growth in net loan balances was facilitated by loan participations purchased during the period.

•	Total nonperforming assets, including non-accrual loans and foreclosed assets, were reduced by $4 million, or 31%, during the first six months of 2016, including the return to accrual status of our single largest remaining nonperforming loan. The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.76% at June 30, 2016, compared to 1.13% at December 31, 2015.

•	Deposit balances reflect net growth of $21 million, or 1%, due to growth in core non-maturity deposits that was partially offset by an $8 million reduction in time deposits.

•	Junior subordinated debentures remain the same, but other borrowings were increased by $21 million during the first half of 2016 to support growth in loans and investments.

•	Total capital reflects an increase of $8 million, or 4%, for the first six months of the year due to the rising level of retained earnings, the impact of stock options exercised, and an increase in accumulated other comprehensive income. There were no shares repurchased during the first half of 2016. Due to the growth in capital relative to a very minor increase in risk-weighted assets, our consolidated total risk-based capital ratio increased to 17.51% at June 30, 2016 from 17.01% at year-end 2015.

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

Net interest income AND NET INTEREST MARGIN

Net interest income increased by $177,000, or 1%, for the second quarter of 2016 relative to the second quarter of 2015, and by $774,000, or 3%, for the first half of 2016 compared to the first half of 2015. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates	For the three months ended			For the three months ended
(dollars in thousands, except per share data)	Ended June 30, 2016			Ended June 30, 2015
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Investments:
Federal funds sold/due from time	$4,830	$5	0.41%	$8,193	$6	0.29%
Taxable	417,881	2,052	1.94%	405,951	2,003	1.95%
Non-taxable	104,548	730	4.25%	99,092	732	4.50%
Equity	1,177	-	0.00%	2,005	48	9.47%
Total investments	528,436	2,787	2.38%	515,241	2,789	2.44%

Loans and Leases:(4)
Real estate	776,172	9,703	5.03%	713,966	9,253	5.20%
Agricultural	47,184	520	4.43%	29,447	306	4.17%
Commercial	105,750	1,251	4.76%	107,245	1,218	4.56%
Consumer	14,152	270	7.67%	17,387	409	9.44%
Mortgage warehouse lines	137,937	1,353	3.95%	181,001	1,639	3.63%
Direct financing leases	1,592	21	5.31%	1,950	26	5.35%
Other	1,951	29	5.98%	1,962	29	5.93%
Total loans and leases	1,084,738	13,147	4.87%	1,052,958	12,880	4.91%
Total interest earning assets (5)	1,613,174	15,934	4.07%	1,568,199	15,669	4.11%
Other earning assets	7,853			7,397
Non-earning assets	137,025			138,752
Total assets	$1,758,052			$1,714,348

Liabilities and shareholders' equity
Interest bearing deposits:
Demand deposits	$146,686	$110	0.30%	$127,176	$94	0.30%
NOW	314,556	78	0.10%	293,263	87	0.12%
Savings accounts	202,011	56	0.11%	186,265	52	0.11%
Money market	97,971	16	0.07%	114,540	21	0.07%
CDAR's	2,074	-	0.00%	11,285	2	0.07%
Certificates of deposit<$100,000	73,913	57	0.31%	77,749	62	0.32%
Certificates of deposit>$100,000	222,547	191	0.35%	220,273	131	0.24%
Total interest bearing deposits	1,059,758	508	0.19%	1,030,551	449	0.17%
Borrowed Funds:
Federal funds purchased	1,399	3	0.86%	5	-	-
Repurchase agreements	9,989	10	0.40%	8,544	9	0.42%
Short term borrowings	17,273	18	0.42%	27,689	12	0.17%
Long term borrowings	-	-	0.00%	2,000	3	0.60%
TRUPS	30,928	200	2.60%	30,928	178	2.31%
Total borrowed funds	59,589	231	1.56%	69,166	202	1.17%
Total interest bearing liabilities	1,119,347	739	0.27%	1,099,717	651	0.24%
Demand deposits - non-interest bearing	427,581			412,874
Other liabilities	14,918			12,745
Shareholders' equity	196,206			189,012
Total liabilities and shareholders' equity	$1,758,052			$1,714,348

Interest income/interest earning assets			4.07%			4.11%
Interest expense/interest earning assets			0.18%			0.17%
Net interest income and margin(6)		$15,195	3.89%		$15,018	3.94%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(2) Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.

(3) Annualized

(4) Loan costs have been included in the calculation of interest income. Loan costs were approximately $109 thousand and $10 thousand for the quarters ended June 30, 2016 and 2015. Loans are gross of the allowance for possible loan losses.

(5) Non-accrual loans have been included in total loans for purposes of total earning assets.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates	For the six months ended			For the six months ended
(dollars in thousands, except per share data)	June 30, 2016			June 30, 2015
Assets	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield (2)(3)
Investments:
Federal funds sold/Due from time	$12,389	$32	0.51%	$13,758	$18	0.26%
Taxable	413,424	4,199	2.01%	407,912	4,251	2.07%
Non-taxable	103,261	1,460	4.30%	98,648	1,457	4.52%
Equity	1,215	36	5.86%	2,118	93	8.73%
Total Investments	530,289	5,727	2.43%	522,436	5,819	2.51%

Loans and Leases:(4)
Real Estate	775,248	19,492	5.06%	702,957	18,439	5.29%
Agricultural	46,504	1,022	4.42%	28,093	569	4.08%
Commercial	106,293	2,477	4.69%	108,015	2,539	4.74%
Consumer	14,486	672	9.33%	17,834	843	9.53%
Mortgage Warehouse Lines	127,502	2,471	3.90%	144,954	2,694	3.75%
Direct Financing Leases	1,605	42	5.26%	1,984	53	5.39%
Other	1,989	64	6.47%	2,149	63	5.91%
Total Loans and Leases	1,073,627	26,240	4.91%	1,005,986	25,200	5.05%
Total Interest Earning Assets (5)	1,603,916	31,967	4.11%	1,528,422	31,019	4.20%
Other Earning Assets	7,700			7,220
Non-Earning Assets	135,831			138,073
Total Assets	$1,747,447			$1,673,715

Liabilities and Shareholders' Equity
Interest Bearing Deposits:
Demand Deposits	$136,829	$205	0.30%	$117,956	$173	0.30%
NOW	311,085	166	0.11%	288,337	172	0.12%
Savings Accounts	199,463	109	0.11%	180,505	100	0.11%
Money Market	98,600	32	0.07%	114,733	42	0.07%
CDAR's	7,072	2	0.06%	11,284	4	0.07%
Certificates of Deposit<$100,000	74,246	114	0.31%	78,589	127	0.33%
Certificates of Deposit>$100,000	220,985	371	0.34%	213,093	264	0.25%
Brokered Deposits	-	-	0.00%	1,298	11	1.71%
Total Interest Bearing Deposits	1,048,280	999	0.19%	1,005,795	893	0.18%
Borrowed Funds:
Federal Funds Purchased	700	3	0.86%	3	-	-
Repurchase Agreements	9,463	19	0.40%	7,688	15	0.39%
Short Term Borrowings	16,640	34	0.41%	18,008	16	0.18%
Long Term Borrowings	615	-	0.00%	3,017	7	0.47%
TRUPS	30,928	402	2.61%	30,928	352	2.30%
Total Borrowed Funds	58,346	458	1.58%	59,644	390	1.32%
Total Interest Bearing Liabilities	1,106,626	1,457	0.26%	1,065,439	1,283	0.24%
Demand deposits- non interest bearing	431,572			404,431
Other liabilities	14,659			15,261
Shareholders' equity	194,590			188,584
Total liabilities and shareholders' equity	$1,747,447			$1,673,715

Interest Income/Interest Earning Assets			4.11%			4.20%
Interest Expense/Interest Earning Assets			0.19%			0.17%
Net Interest Income and Margin(6)		$30,510	3.92%		$29,736	4.03%

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

(2) Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.

(3) Annualized

(4) Loan costs have been included in the calculation of interest income. Loan costs were approximately $164 thousand and $360 thousand for the six months ended June 30, 2016 and 2015. Loans are gross of the allowance for possible loan losses.

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

Volume & Rate Variances	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2016 over 2015			2016 over 2015
	Increase(decrease) due to			Increase(decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$(2)	$1	$(1)	$(2)	$16	$14
Taxable	59	(10)	49	57	(109)	(52)
Non-taxable(1)	40	(42)	(2)	68	(65)	3
Equity	(20)	(28)	(48)	(40)	(17)	(57)
Total Investments	77	(79)	(2)	83	(175)	(92)
Loans and Leases:
Real Estate	806	(356)	450	1,896	(843)	1,053
Agricultural	184	30	214	373	80	453
Commercial	(17)	50	33	(40)	(22)	(62)
Consumer	(76)	(63)	(139)	(158)	(13)	(171)
Mortgage Warehouse	(390)	104	(286)	(324)	101	(223)
Direct Financing Leases	(5)	-	(5)	(10)	(1)	(11)
Other	-	-	-	(5)	6	1
Total Loans and Leases	502	(235)	267	1,732	(692)	1,040
Total Interest Earning Assets	$579	$(314)	$265	$1,815	$(867)	$948
Liabilities
Interest Bearing Deposits:
Demand Deposits	$14	$2	$16	$28	$4	$32
NOW	6	(15)	(9)	14	(20)	(6)
Savings Accounts	4	-	4	11	(2)	9
Money Market	(3)	(2)	(5)	(6)	(4)	(10)
CDAR's	(2)	-	(2)	(1)	(1)	(2)
Certificates of Deposit < $100,000	(3)	(2)	(5)	(7)	(6)	(13)
Certificates of Deposit > $100,000	1	59	60	10	97	107
Brokered Deposits	-	-	-	(11)	-	(11)
Total Interest Bearing Deposits	17	42	59	38	68	106
Borrowed Funds:
Federal Funds Purchased	-	3	3	-	3	3
Repurchase Agreements	2	(1)	1	3	1	4
Short Term Borrowings	(5)	11	6	(1)	19	18
Long Term Borrowings	(3)	-	(3)	(6)	(1)	(7)
TRUPS	-	22	22	-	50	50
Total Borrowed Funds	(6)	35	29	(4)	72	68
Total Interest Bearing Liabilities	11	77	88	34	140	174
Net Interest Margin/Income	$568	$(391)	$177	$1,781	$(1,007)	$774

(1) Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the second quarter of 2016 relative to the second quarter of 2015 was a favorable $568,000, due to an increase of $45 million, or 3%, in the average balance of interest-earning assets resulting from growth in loans and investments. The rate variance for the second quarter comparison was an unfavorable $391,000, due to a drop of four basis points in our yield on earning assets relative to a three basis point increase in the cost of interest-bearing liabilities. Our yield on interest-earning assets is down because investment yields have dropped due to the reinvestment of portfolio cash flows in a historically low interest rate environment, and the weighted average yield on loans is lower due to the impact of continued competition on loan rates and a small drop in non-recurring interest income. Nonrecurring interest income, primarily in the form of interest recovered on non-accrual loans net of interest reversed on loans placed on non-accrual status, totaled $22,000 in the second quarter of 2016 relative to $45,000 in the second quarter of 2015. Our weighted average cost of interest-bearing liabilities increased slightly because of higher interest rates paid on trust-preferred securities (“TRUPS”) and large time deposits. The unfavorable rate variance was exacerbated by the allocation of the variance attributable to both rate and volume changes (as per the calculations noted above), and also by the volume differential between our interest-earning assets and interest-bearing liabilities. That differential averaged $468 million for the second quarter of 2015, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than rate changes for interest-bearing liabilities and had a greater impact on net interest income.

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.89% in the second quarter of 2016, a drop of five basis points relative to the second quarter of 2015. The principal development affecting our net interest margin in the second quarter of 2016 was lower yields on loans and investments.

For net interest income in the first half of 2016 relative to the first half of 2015, a favorable variance of $1.781 million attributable to volume changes was partially offset by an unfavorable rate variance of $1.007 million. The volume variance for the half was due primarily to an increase of $75 million, or 5%, in average interest-earning assets, which was enhanced by strong growth in the average balance of loans relative to lower-yielding investments. As with the quarter, the negative rate variance for the half is the result of declining yields on earning assets relative to a slightly higher weighted average rate on interest-bearing liabilities. In addition to competitive pressures on loan rates, the year-to-date rate variance was impacted by nonrecurring interest income, with totaled only $65,000 for the first six months of 2016 but added $411,000 to interest income for the first six months of 2015. The unfavorable rate variance was also intensified by the allocation of variances attributable to both rate and volume changes, and the fact that the decrease in our yield on earning assets was applied to a much higher balance than the rate change for interest-bearing liabilities. The Company’s net interest margin for the first half of 2016 was 3.92%, a drop of 11 basis points relative to our net interest margin for the first half of 2015.

Provision for loan and LEASE losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan and lease losses, a contra-asset account, through periodic charges to earnings which are reflected in the income statement as the provision for loan and lease losses. A loan loss provision has not been necessary thus far in 2016, nor was a provision recorded in 2015.

The Company’s loan loss provision has been sufficient to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company had $12,000 in net recoveries on charged off balances in the second quarter of 2016 relative to $169,000 in net loans charged off in the second quarter of 2015, and net charge-offs were $381,000 in the first six months of 2016 relative to $699,000 in the first six months of 2015. A loan loss provision has not been recorded in recent periods due to the following factors: we had net recoveries on charged off loans in the second quarter of 2016, which went back into the allowance for loan and lease losses; loan charge-offs for several preceding periods were primarily recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; growth in our performing loan portfolio has been concentrated in loan types with low historical loss rates, thus having a positive impact on general reserves for performing loans; and, new loans booked since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans. Partially offsetting these favorable factors in the second quarter of 2016 was the transfer of certain energy-related credits into a higher-risk credit quality classification, with elevated historical loss rates applied in calculating loss reserves.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and six-month periods ended June 30, 2016 and 2015:

Non Interest Income/Expense

(dollars in thousands, unaudited)

	For the three months ended June 30,				For the six months ended June 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,478	54.18%	$2,278	48.95%	$4,848	54.66%	$4,269	49.29%
Other service charges, commissions & fees	1,783	38.98%	1,750	37.60%	3,593	40.52%	3,472	40.09%
Gains on securities	146	3.19%	307	6.60%	122	1.38%	323	3.73%
Bank owned life insurance	229	5.01%	231	4.96%	439	4.95%	588	6.79%
Other	(62)	-1.36%	88	1.89%	(134)	-1.51%	9	0.10%
Total non-interest income	$4,574	100.00%	$4,654	100.00%	$8,868	100.00%	$8,661	100.00%
As a % of average interest-earning assets (1)		1.14%		1.19%		1.12%		1.14%

OTHER OPERATING EXPENSE:
Salaries and employee benefits	$6,624	48.28%	$6,125	48.04%	$13,490	49.61%	$13,020	49.67%
Occupancy costs
Furniture & equipment	596	4.35%	504	3.95%	1,163	4.28%	1,011	3.86%
Premises	1,270	9.26%	1,162	9.11%	2,454	9.02%	2,315	8.83%
Advertising and marketing costs	695	5.07%	681	5.34%	1,184	4.35%	1,245	4.75%
Data processing costs	861	6.28%	858	6.73%	1,627	5.98%	1,697	6.47%
Deposit services costs	861	6.28%	759	5.95%	1,722	6.33%	1,549	5.91%
Loan services costs
Loan processing	192	1.40%	227	1.78%	359	1.32%	484	1.85%
Foreclosed assets	319	2.33%	92	0.72%	450	1.65%	237	0.90%
Other operating costs
Telephone & data communications	366	2.67%	510	4.00%	749	2.75%	979	3.74%
Postage & mail	226	1.65%	252	1.98%	453	1.67%	452	1.72%
Other	230	1.68%	212	1.66%	386	1.42%	379	1.45%
Professional services costs
Legal & accounting	425	3.10%	376	2.95%	850	3.13%	709	2.70%
Acquistion Cost	128	0.93%	(11)	-0.09%	342	1.26%	101	0.39%
Other professional service	487	3.55%	508	3.98%	868	3.19%	943	3.60%
Stationery & supply costs	231	1.68%	325	2.55%	650	2.39%	661	2.52%
Sundry & tellers	204	1.49%	171	1.35%	447	1.65%	429	1.64%
Total non-interest expense	$13,715	100.00%	$12,751	100.00%	$27,194	100.00%	$26,211	100.00%
As a % of average interest-earning assets (1)		3.42%		3.26%		3.43%		3.46%
Efficiency Ratio (2)	68.10%		64.13%		67.51%		66.91%

(1) Annualized

(2) Tax Equivalent

Total non-interest income declined by $80,000, or 2%, for the quarterly comparison, but increased by $207,000, or 2%, for the comparative year-to-date periods. Both the second quarter and the first six months of 2016 saw a higher level of customer activity that generated additional fee income, but experienced lower gains on the sale of investment securities and a drop in dividends on our FHLB stock. For the year-to-date comparison, income on bank-owned life insurance (“BOLI”) also declined. Total non-interest income was an annualized 1.14% of average interest-earning assets in the second quarter of 2016 relative to 1.19% in the second quarter of 2015, and was 1.12% for the first six months of 2016 relative to 1.14% for the first six months of 2015. The ratio fell slightly due primarily to a higher level of average interest-earning assets.

Service charge income on deposits increased by $200,000, or 9%, for the quarterly comparison and by $579,000, or 14%, for the year-to-date comparison, due primarily to fees earned from increased activity on commercial accounts and higher overdraft income. Other service charges, commissions, and fees also increased by $33,000, or 2%, for the second quarter and $121,000, or 3%, for the first six months, largely as a result of higher debit card interchange income. Gains realized on the sale of investment securities totaled $146,000 in the second quarter of 2016 relative to $307,000 in the second quarter of 2015, for a decline of $161,000, or 52%. For the first half, investment gains totaled $122,000 in 2016 compared to $323,000 in 2015, representing a drop of $201,000, or 62%.

BOLI income was down only $2,000 in the second quarter of 2016 relative to the second quarter of 2015, but dropped by $149,000, or 25%, for the year-to-date comparison due to lower crediting rates, a drop in net cash surrender values, and fluctuations in income on BOLI associated with deferred compensation plans. The Company owns and derives income from two basic types of BOLI: “general account” and “separate account.” At June 30, 2016 the Company had $38.7 million invested in single-premium general account BOLI, down from $39.3 million at the end of 2015 due to certain policies that were paid out in the first quarter of 2016. General account BOLI generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions have led to slightly lower income in recent periods. In addition to general account BOLI, at June 30, 2016 the Company had $5.1 million invested in separate account BOLI, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains for certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a gain on separate account BOLI totaling $36,000 in the second quarter of 2016 relative to a loss of $15,000 in the second quarter of 2015, for an absolute difference of $51,000. For the first half, there was an $11,000 gain in 2016 compared to a gain of $109,000 in 2015, resulting in a decline in income of $98,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be minimal.

The “Other” category under non-interest income reflects reductions of $150,000 for the quarter and $143,000 for the year-to-date period. This line item includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Pass-through expenses associated with our investments in low-income housing tax credit funds are netted against this category. The largest unfavorable impact on 2016 over 2015 variances in “Other” non-interest income was the result of a $245,000 special dividend received on our FHLB stock in the second quarter of 2015 and not repeated in 2016, although that reduction was partially offset by higher debit card interchange income and dividends received on other non-listed stock in 2016.

Total non-interest expense increased by $964,000, or 8%, in the second quarter of 2016 relative to the second quarter of 2015, and by $983,000, or 4%, for the first half of 2016 compared to the first half of 2015. As detailed below there were several significant fluctuations within non-interest expense, including items of a non-recurring nature. Because of the increase in total non-interest expense, it rose to an annualized 3.42% of average interest-earning assets in the second quarter of 2016 relative to 3.26% in the second quarter of 2015. However, due to a sizeable increase in the denominator, non-interest expense fell slightly as an annualized percentage of average interest earning assets for the six-month comparison despite the 4% increase in total expense.

The largest component of non-interest expense, salaries and employee benefits, increased by $499,000, or 8%, for the second quarter of 2016 over the second quarter of 2015, and by $470,000, or 4%, for the first six months of 2016 compared to the first six months of 2015. The higher level of salaries and benefits was the result of salary increases in the normal course of business, higher staffing levels as vacant positions were filled, and temporary salaries and overtime costs incurred in preparation for our recent acquisition (totaling roughly $80,000 for the quarter and $120,000 for the year-to-date period), partially offset by lower group health insurance costs. For the second quarter comparison, personnel expense was also adversely impacted by a $98,000 drop in the level of deferred salaries directly related to successful loan originations (which increases current period expense), as well as an increase of $55,000 in deferred compensation expense accruals associated with the aforementioned increase in separate account BOLI income. The first half comparison was impacted by a $50,000 increase in equity incentive compensation costs due to stock options issued to Company officers during the first quarter of 2016. Total salaries and benefits increased slightly as a percentage of total non-interest expense for the comparative quarters, but dropped slightly for the year-to-date comparison.

Occupancy expense was up $200,000, or 12%, for the quarter, and $291,000, or 9%, for the first six months due primarily to rent escalations in the normal course of business, office renovations in recent periods, and our loan production office which opened in May 2015. Marketing costs were up slightly for the second quarter of 2016 but down slightly for the first six months, due to the timing of payments. Data processing costs did not change materially for the second quarter, but were down $70,000, or 4%, for the first six months due to ongoing efforts to manage network and other information technology costs. Total deposit services costs increased by $102,000, or 13%, for the quarterly comparison and by $173,000, or 11%, for the first six months due primarily to activity-related increases in debit card processing costs.

Loan processing costs were reduced by $35,000, or 15%, for the comparative quarters and $125,000, or 26%, for the first six months. The reduction for the quarter is due mainly to lower inspection costs, while the year-to-date decrease also reflects declining collection and foreclosure costs. Net costs associated with foreclosed assets, on the other hand, increased by $227,000, or 247%, in the second quarter of 2016 relative to the second quarter of 2015, and by $213,000, or 90%, in the first half of 2016 as compared to the first half of 2015, due in large part to higher OREO write-downs and operating expense.

Telecommunications expense was reduced by $144,000, or 28%, in the second quarter of 2016 relative to the second quarter of 2015 and by $230,000, or 23%, for the year-to-date period due to focused efforts to increase efficiencies in this area, although a portion of the reduction represents non-recurring credits received from prior period overbillings. Postage costs fell by by $26,000, or 10%, for the quarterly comparison due to a reduced number of compliance mailings, but year-to-date postage expense was roughly the same in 2016 as in 2015. The “Other” category under other operating costs increased slightly for both the second quarter and first half.

Under professional services costs, legal and accounting costs increased by $49,000, or 13%, in the second quarter of 2016 and by $141,000, or 20%, for the first six months due to rising costs for both internal and independent audits as well as higher legal expense. Non-recurring acquisition costs totaled $128,000 in the second quarter of 2016 relative to a credit of $11,000 in the second quarter of 2015, and they were $342,000 for the first half of 2016 as compared to $101,000 in the first half of 2015. The cost of other professional services fell by $21,000, or 4%, for the second quarter and by $75,000, or 8%, for the first half. The drop for the quarter was primarily due to a lower FDIC assessment. The reduction for the first half includes a non-recurring expense reversal of $173,000 in director retirement plan accruals in the first quarter of 2016, subsequent to the death of a former director and the payment of split-dollar life insurance proceeds to his beneficiary, and an $83,000 drop in deferred compensation costs for directors related to the aforementioned year-to-date drop in separate account BOLI income. The favorable variances for the year-to-date comparison were partially offset by $101,000 in equity incentive compensation costs for stock options issued to our directors during the first quarter of 2016.

Stationery and supply costs fell by $94,000, or 29%, for the second quarter and by $11,000, or 2%, for the first six months, with the reduction for the quarter stemming from the timing of payments as well as from costs incurred in previous periods for the rollout of chipped debit cards incorporating EMV technology. Sundry and teller losses were up $33,000, or 19%, for the second quarter of 2016 relative to the second quarter of 2015, and increased by $18,000, or 4%, for the first half of 2016 in comparison to the first half of 2015. The increase for the quarter was due to higher debit card losses and higher operations-related losses in our branch system, and the increase for the year-to-date comparison came from higher operations-related losses that were partially offset by a reduction in debit card losses.

Due to the increase in overhead expense, the Company’s tax-equivalent overhead efficiency ratio increased to 68.10% in the second quarter of 2016 from 64.13% in the second quarter of 2015, and to 67.51% for the first six months of 2016 from 66.91% for the first six months of 2015. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

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

The Company’s provision for income taxes was 33% of pre-tax income in the second quarter of 2016 relative to 34% in the second quarter of 2015, and 33% in the first half of 2016 as compared to 32% in the first half of 2015. The tax accrual rate fell for the second quarter comparison due to lower pre-tax income and a slightly higher level of tax credits. Since pre-tax income was almost the same in the first half of 2016 as in the first half of 2015, the higher tax provisioning for the first half comparison is the result of a lower level of available tax credits and lower non-taxable BOLI income.

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

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $530 million, or 29% of total assets at June 30, 2016, compared to $510 million, or 28% of total assets at December 31, 2015.

We had no fed funds sold at June 30, 2016 or December 31, 2015, and interest-bearing balances at other banks dropped to $1 million at June 30, 2016 from $2 million at December 31, 2015 due to the timing of cash flows in and out of our FRB account. The Company’s investment portfolio had a book balance of $529 million at June 30, 2016, reflecting an increase of $21 million, or 4%, for the first half of 2016 due to the investment of excess liquidity. The Company carries investments at their fair market values. Although we currently have the intent and ability to hold our investment securities to maturity, the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for all bonds in our investment portfolio was 3.6 years and their average effective duration was 2.2 as of June 30, 2016, both down slightly relative to year-end 2015.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio
(dollars in thousands, unaudited)	June 30, 2016		December 31, 2015
	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$24,466	$24,872	$28,801	$29,042
Mortgage-backed securities	391,345	394,614	374,683	375,061
State & political subdivisions	103,433	107,926	99,093	102,183
Other securities	500	1,127	575	1,296
Total investment securities	$519,744	$528,539	$503,152	$507,582

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $8.8 million at June 30, 2016, up from $4.4 million at December 31, 2015 due to lower long-term interest rates. The balance of US Government agency securities declined $4 million, or 14%, during the first six months due to bond maturities. Mortgage-backed securities increased by almost $20 million, or 5%, as bond purchases and increases in market value exceeded prepayments. Municipal bond balances were also up by almost $6 million, or 6%, due again to bond purchases and increases in market value. It should be noted that municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment. The balance of other securities fell by $169,000, or 13%, due primarily to the liquidation of one of our equity positions at a gain during the second quarter of 2016.

Investment portfolio securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $179 million at June 30, 2016 and $180 million at December 31, 2015, leaving $348 million in unpledged debt securities at June 30, 2016 and $326 million at December 31, 2015. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $55 million at June 30, 2016 and $57 million at December 31, 2015.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $1.155 billion at June 30, 2016, an increase of $22 million, or 2%, since December 31, 2015. The increase came primarily in the latter part of the second quarter, more than offsetting the decline experienced in the first quarter of 2016 from lower utilization on mortgage warehouse lines and a relatively high level of prepayments.

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

Loan and Lease Distribution
(dollars in thousands, unaudited)	June 30, 2016	December 31, 2015

Real Estate:
1-4 family residential construction	$16,939	$14,941
Other construction/land	38,390	37,359
1-4 family - closed-end	135,458	137,356
Equity lines	40,824	44,233
Multi-family residential	31,434	27,222
Commercial real estate- owner occupied	212,199	218,708
Commercial real estate- non-owner occupied	174,776	165,107
Farmland	132,140	133,182
Total real estate	782,160	778,108
Agricultural	50,023	46,237
Commercial and industrial	111,746	113,207
Mortgage warehouse lines	197,715	180,355
Consumer loans	13,618	14,949
Total loans and leases	$1,155,262	$1,132,856
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	1.47%	1.32%
Other construction/land	3.32%	3.30%
1-4 family - closed-end	11.73%	12.12%
Equity lines	3.53%	3.90%
Multi-family residential	2.72%	2.40%
Commercial real estate- owner occupied	18.37%	19.31%
Commercial real estate- non-owner occupied	15.13%	14.57%
Farmland	11.44%	11.76%
Total real estate	67.71%	68.68%
Agricultural	4.33%	4.08%
Commercial and industrial	9.67%	9.99%
Mortgage warehouse lines	17.11%	15.93%
Consumer loans	1.18%	1.32%
Total loans and leases	100.00%	100.00%

Outstanding balances on mortgage warehouse lines were up $17 million, or 10%, as utilization on lines increased to 65% at June 30, 2016 from 60% at December 31, 2015. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. For the first six months of 2016, total real estate loans increased by $4 million, or 1%, due to growth in multi-family residential loans, commercial real estate loans, and construction loans that was partially offset by runoff in other real estate loan categories. Agricultural production loans were also up by almost $4 million, or 8%, but commercial loan balances fell by $1 million, or 1%, and consumer loans also declined by $1 million, or 9%. With the exception of mortgage warehouse loans, net loan growth during the first half of 2016 was facilitated by a $12 million increase in loan participations purchased from other community banks located in higher growth areas of California. The increase in participation loans was split between real estate loans and commercial loans, and our balance of loan participations purchased now totals $18 million.

While lending activity in certain sectors has strengthened recently and our pipeline of loans in process of approval continues to grow, loan growth was adversely impacted earlier in the year by a relatively high rate of loan payoffs and a diminished level of lending activity. Management remains highly focused on achieving continued net growth in loans as the year progresses, but prepayments remain at elevated levels so no assurance can be provided in that regard.

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

Nonperforming Assets and Performing Troubled Debt Restructurings

(dollars in thousands, unaudited)	June 30, 2016	December 31, 2015	June 30, 2015
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	257	457	2,716
1-4 family - closed-end	446	2,298	1,535
Equity lines	1,630	1,770	1,113
Multi-family residential	-	630	-
Commercial real estate- owner occupied	2,276	2,325	2,624
Commercial real estate- non-owner occupied	235	262	7,638
Farmland	43	610	49
TOTAL REAL ESTATE	4,887	8,352	15,675
Agriculture	65	-	-
Commercial and industrial	529	710	871
Mortgage warehouse lines	-	-	-
Consumer loans	463	572	566
TOTAL NONPERFORMING LOANS	5,944	9,634	17,112

Foreclosed assets	2,897	3,193	3,393
Total nonperforming assets	$8,841	$12,827	$20,505
Performing TDR's (1)	$14,716	$12,431	$11,733
Nonperforming loans as a % of total gross loans and leases	0.51%	0.85%	1.59%
Nonperforming assets as a % of total gross loans and leases and foreclosed assets	0.76%	1.13%	1.90%

(1) Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $4.0 million, or 31%, during the first six months of 2016. Nonperforming loans were decreased by $3.7 million, or 38%, while foreclosed assets were down $296,000, or 9%. The balance of nonperforming loans at June 30, 2016 includes $5.3 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. As shown in the table, we also had $14.7 million in loans classified as performing TDRs for which we were still accruing interest as of June 30, 2016, an increase of $2.3 million, or 18%, relative to December 31, 2015 due in part to a large nonperforming TDR that was reinstated to accrual status during the first quarter of 2016.

Non-accruing loan balances secured by real estate comprised $4.9 million of total nonperforming loans at June 30, 2016, down $3.5 million, or 41%, since December 31, 2015. The gross reduction in nonperforming real estate loans in the first six months of 2016 totaled $5.6 million, including principal pay-downs of $2.7 million, gross charge-offs of $223,000, balances totaling $2.1 million returned to accrual status, and transfers to OREO, but reductions were partially offset by $2.1 million in additions during the period. Nonperforming commercial loans were down by $181,000, or 25%, and nonperforming consumer loans also declined by $109,000, or 19%, during the first six months of 2016.

As noted above, foreclosed assets were reduced by $296,000, or 9%, during the first six months of 2016 due to the sale of certain properties and $262,000 in write-downs on OREO, partially offset by additions totaling $694,000. The balance of foreclosed assets had an aggregate carrying value of $2.9 million at June 30, 2016, and was comprised of 15 properties classified as OREO and two mobile homes. At the end of 2015 foreclosed assets totaled $3.2 million, consisting of 16 properties classified as OREO and two mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.76% of gross loans and leases plus foreclosed assets at June 30, 2016, down from 1.13% at December 31, 2015 and 1.90% at June 30, 2015. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase further.

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

The Company’s allowance for loan and lease losses was $10.0 million, or 0.87% of gross loans at June 30, 2016, relative to $10.4 million, or 0.92% of gross loans at December 31, 2015. The decline in the dollar amount of the allowance in the first six months of 2016 was facilitated by the fact that the majority of loan charge-offs during the period were charged against loss reserves established in previous periods and therefore did not lead to the need for reserve replenishment. Moreover, our need for loss reserves has been favorably impacted in recent periods by the fact that loan growth has been concentrated in mortgage warehouse loans, which have a relatively low historical loss rate, and by continued credit quality improvement for the majority of balances in the performing loan portfolio as loans booked or renewed since the great recession have been underwritten using tighter credit criteria than was previously the case. Partially offsetting these favorable factors was the transfer of certain energy-related credits into a higher-risk credit quality classification in the second quarter of 2016, with elevated historical loss rates applied in calculating the appropriate loss allowance for those loans. The ratio of the allowance to nonperforming loans was 168.94% at June 30, 2016, relative to 108.19% at December 31, 2015 and 61.65% at June 30, 2015. A separate allowance for potential losses inherent in unused commitments is included in other liabilities, and totaled $304,000 at June 30, 2016.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses
(dollars in thousands, unaudited)	For the three months	For the three months	For the six months	For the six months	For the year
	ended June 30,	ended June 30,	ended June 30,	ended June 30,	ended December 31,
Balances:	2016	2015	2016	2015	2015
Average gross loans and leases outstanding during period (1)	$1,084,738	$1,052,958	$1,073,627	$1,005,986	$1,027,983
Gross loans and leases outstanding at end of period	$1,155,262	$1,073,337	$1,155,262	$1,073,337	$1,132,856

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,030	$10,718	$10,423	$11,248	$11,248
Provision charged to expense	-	-	-	-	-
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	6	-	6	72	73
1-4 family - closed-end	-	40	97	224	224
Equity Lines	14	19	94	72	92
Multi-family residential	50	-	50	-	-
Commercial real estate- owner occupied	1	-	23	318	318
Commercial real estate- non-owner occupied	-	-	10	-	-
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	71	59	280	686	707
Agricultural	-	-	-	-	-
Commercial & industrial loans	66	155	174	175	395
Consumer Loans	494	378	985	791	1,738
Total	$631	$592	$1,439	$1,652	$2,840
Recoveries
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	329	-	329	58	117
1-4 family - closed-end	3	4	4	28	93
Equity Lines	4	173	7	183	189
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	-	-	34	106	106
Commercial real estate- non-owner occupied	-	-	23	-	246
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	336	177	397	375	751
Agricultural	2	4	4	5	81
Commercial and Industrial	39	44	160	125	225
Consumer Loans	266	198	497	448	958
Total	$643	$423	$1,058	$953	$2,015
Net loan charge offs (recoveries)	$(12)	$169	$381	$699	$825
Balance at end of period	$10,042	$10,549	$10,042	$10,549	$10,423

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.00%	0.06%	0.07%	0.14%	0.08%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.87%	0.98%	0.87%	0.98%	0.92%
Allowance for Loan Losses to NonPerforming Loans	168.94%	61.65%	168.94%	61.65%	108.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	-0.12%	1.60%	3.79%	6.63%	7.92%
Net Loan Charge-offs to Provision for Loan Losses	-	-	-	-	-

(1) Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company did not record a provision for loan and lease losses in the first half of 2016, nor was a provision recorded during 2015. There were $12,000 in net recoveries on charged-off loans during the second quarter of 2016 relative to $169,000 in net loans charged off in the second quarter of 2015, for a net improvement of $181,000. Net charge-offs declined by $318,000, or 45%, for the first half comparison. Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was reduced by $585,000, or 15%, during the six months ended June 30, 2016, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans during that period. The allowance for probable losses inherent in non-impaired loans was increased by $207,000, or 3%, during the first six months of 2016, as a result of loan growth and the updated classification of certain energy-related loans noted above. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at June 30, 2016 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $325 million at June 30, 2016 and $355 million at December 31, 2015, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 28% of gross loans outstanding at June 30, 2016 and 31% at December 31, 2015, with the decrease due in part to higher utilization on mortgage warehouse lines. The Company also had undrawn letters of credit issued to customers totaling $9 million at June 30, 2016 and $17 million at December 31, 2015. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $52 million at June 30, 2016 and $47 million at December 31, 2015. The average balance for the first six months of 2016 was $43 million, relative to an average balance of $41 million for the first six months of 2015. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $459,000, or 2%, during the first six months of 2016 due to the refurbishment of certain branches, including our newly-opened Sanger branch. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Company owned life insurance, with a balance of almost $44 million at June 30, 2016, is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill did not change during the period, ending the first six months of 2016 with a balance of $7 million, but other intangible assets, namely the Company’s core deposit intangible, increased by $240,000 due to the core deposit intangible created by our branch acquisition in May 2016, net of amortization. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of June 30, 2016.

The aggregate balance of “Other assets” was $36.6 million at the end of the first half of 2016, down $2.0 million, or 5%, for the quarter due in part to a lower deferred tax asset and certain other reductions, partially offset by a $2.5 million increase in our investment in low-income housing tax credit funds. At June 30, 2016, the balance of other assets included as its largest components a net deferred tax asset of $10.1 million, a $7.9 million investment in restricted stock, a $7.4 million investment in low-income housing tax credit funds, accrued interest receivable totaling $5.7 million, and a $1.2 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and six-month periods ended June 30, 2016 and 2015 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)
	June 30, 2016	December 31, 2015
Non-interest bearing demand deposits	$433,328	$432,251
Interest bearing demand deposits	151,835	125,210
NOW	306,094	306,630
Savings	202,419	193,052
Money market	94,496	101,562
CDAR's, under $250,000	1,151	14,109
Time, under $250,000	141,286	141,773
Time, $250,000 or more	155,465	150,041
Brokered deposits	-	-
Total deposits	$1,486,074	$1,464,628

Percentage of Total Deposits
Non-interest bearing demand deposits	29.15%	29.51%
Interest bearing demand deposits	10.22%	8.55%
NOW	20.60%	20.94%
Savings	13.62%	13.18%
Money market	6.36%	6.93%
CDAR's, under $250,000	0.08%	0.96%
Time, under $250,000	9.51%	9.68%
Time, $250,000 or more	10.46%	10.25%
Brokered deposits	-	-
Total	100.00%	100.00%

Total deposit balances reflect net growth of $21 million, or 1%, during the first six months of 2016, although that growth occurred primarily in the first quarter and deposit balances have been relatively static since then. Our deposit-targeted promotions continue to favorably impact growth in the number of accounts, however, and it is expected that balances in these accounts will grow over time consistent with our past experience. The year-to-date deposit growth is comprised of an organic increase in core non-maturity deposits of $29 million, or 3%, less runoff in customer time deposits. Within non-maturity deposits we saw increases of $27 million, or 3%, in transaction account balances (demand deposits and NOW accounts) due to a growing number of accounts and an increase in the average balance per account, and $9 million, or 5%, in savings deposits. Money market deposits were down $7 million, or 7%, however, as there is not currently a significant rate advantage for customers in money market deposits versus more liquid interest-bearing demand accounts. Total time deposits declined $8 million, or 3%. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth, although no assurance can be provided with regard to future core deposit increases or runoff.

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

Total non-deposit interest-bearing liabilities were increased by $21 million, or 18%, in the first six months of 2016, due to increases in overnight borrowings from the Federal Home Loan Bank and fed funds purchased which facilitated growth in loans and investments. Overnight FHLB borrowings were $94 million at June 30, 2016 as compared to $75 million at December 31, 2015, but our $2 million long-term borrowing from the FHLB matured during the first quarter of 2016 and was not renewed. We had $4 million in overnight fed funds purchased at June 30, 2016, relative to no fed funds purchased at December 31, 2015. Repurchase agreements totaled $10 million at June 30, 2016, having increased slightly during the first six months of 2016. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. There were no advances from the FRB on our books at June 30, 2016 or December 31, 2015. The Company had junior subordinated debentures totaling $31 million at June 30, 2016 and December 31, 2015, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities fell by $4.0 million, or 17%, during the first six months of 2016, due in part to certain expenses, such as incentive compensation, that were accrued during 2015 but paid subsequent to year-end, and lower balances in clearing accounts. Reductions were partially offset by a $2.4 million accrued liability for our capital commitment to a new low-income housing tax credit fund.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $221 million at June 30, 2016. An additional $99 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $75 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at June 30, 2016. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of June 30, 2016, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $404 million of the Company’s investment balances, compared to $383 million at December 31, 2015. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $97 million at June 30, 2016. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 63% and 22%, respectively, at June 30, 2016, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at June 30, 2016. Continued growth in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds are ordinary operating expenses, shareholder dividends and stock repurchases, and its primary source of funds is dividends from the Bank since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC.

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

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of June 30, 2016 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp		-200 bp		-100 bp		+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$	18,647	-$	13,091	-$	7,046	+$1,502	+$3,407	+$5,222	+$6,887
% Change		-27.18%		-19.08%		-10.27%	+2.19%	+4.97%	+7.61%	+10.04%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $7.046 million lower than in a stable interest rate scenario, for a negative variance of 10.27%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view further interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.502 million, or 2.19%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve.

In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized and net interest income remains relatively flat.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of June 30, 2016, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp		-200 bp		-100 bp		+100 bp	+200 bp	+300 bp
Change in EVE (in $000’s)	-$	47,594	-$	69,635	-$	72,472	+$42,299	+$73,040	+$96,300
% Change		-12.81%		-18.74%		-19.50%	+11.38%	+19.65%	+25.91%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop 200 basis points or more. This is due to the relative durations of our fixed-rate assets and liabilities, combined with the optionality inherent in our balance sheet. As noted previously, however, Management is of the opinion that the potential for a significant rate decline is low. We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

CAPITAL RESOURCES

At June 30, 2016 the Company had total shareholders’ equity of $198.3 million, comprised of $62.8 million in common stock, $2.8 million in additional paid-in capital, $127.6 million in retained earnings, and an accumulated other comprehensive gain of $5.1 million. Total shareholders’ equity at the end of 2015 was $190.3 million. The increase of $8.0 million, or 4%, in shareholders’ equity during the first six months of 2016 is comprised of capital added via net earnings and stock option exercises, and a $2.6 million increase in accumulated other comprehensive income, partially offset by $3.2 million in cash dividends paid.

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

Regulatory Capital Ratios

	June 30,	December 31,	Minimum Requirement
	2016	2015	to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital Ratio	14.40%	13.98%	6.50%
Tier 1 Capital to Total Risk-weighted Assets	16.70%	16.17%	8.00%
Total Capital to Total Risk-weighted Assets	17.51%	17.01%	10.00%
Tier 1 Leverage Ratio	12.28%	12.14%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital Ratio	16.18%	16.01%	6.50%
Tier 1 Capital to Total Risk-weighted Assets	16.18%	16.01%	8.00%
Total Capital to Total Risk-weighted Assets	16.98%	16.84%	10.00%
Tier 1 Leverage Ratio	11.88%	12.00%	5.00%

Regulatory capital ratios increased in the first six months of 2016, due to an increase in risk-based capital and minimal change in risk-weighted assets. Our capital ratios remain very strong relative to the median for peer financial institutions, and at June 30, 2016 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)     Stock Repurchases

Subsequent to completion of a stock buyback plan whereby 700,000 shares were repurchased from March 2014 through April 2015, the Company’s Board announced authorization of an additional 500,000 shares for repurchase. Repurchase activity under that allotment commenced after a new trading plan was established and the Company’s insider trading window opened, in the latter part of April 2015. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, however, and there were no shares repurchased during the first and second quarters of 2016. A total of 104,319 shares remained authorized and available for repurchase as of June 30, 2016.

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

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

August 5, 2016	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

August 5, 2016	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)

