Form 10-Q
period 2016-09-30
SIERRA BANCORP
filed 2016-11-07
CIK 1130144

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Common stock, no par value, 13,791,101 shares outstanding as of November 1, 2016

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

SIERRA BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS	(unaudited)	(audited)
Cash and due from banks	$56,903	$46,627
Interest-bearing deposits in banks	8,539	1,996
Total cash & cash equivalents	65,442	48,623
Securities available for sale	535,580	507,582
Loans and leases:
Gross loans and leases	1,256,330	1,132,856
Allowance for loan and lease losses	(9,880)	(10,423)
Deferred loan and lease fees, net	2,956	2,169
Net loans and leases	1,249,406	1,124,602
Premises and equipment, net	28,781	21,990
Foreclosed assets	2,782	3,193
Company owned life insurance	44,191	44,140
Goodwill	7,932	6,908
Other intangible assets, net	2,909	930
Other assets	36,217	38,569
	$1,973,240	$1,796,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$498,391	$432,251
Interest bearing	1,135,440	1,032,377
Total deposits	1,633,831	1,464,628
Federal funds purchased and repurchase agreements	9,270	9,405
Short-term borrowings	71,600	75,300
Long-term borrowings	-	2,000
Junior subordinated debentures	34,365	30,928
Other liabilities	15,646	23,936
Total Liabilities	1,764,712	1,606,197

Commitments and contingent liabilities (Note 8)

Shareholders’ equity
Common stock, no par value; 24,000,000 shares
authorized; 13,789,501 and 13,254,088 shares issued
and outstanding at September 30, 2016 and
December 31, 2015, respectively	72,370	62,404
Additional paid in capital	2,764	2,689
Retained earnings	128,699	122,701
Accumulated other comprehensive income, net	4,695	2,546
Total shareholders’ equity	208,528	190,340
	$1,973,240	$1,796,537

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP
CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share data, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans and leases, including fees	$15,121	$12,924	$41,360	$38,124
Taxable securities	1,879	1,847	6,114	6,191
Tax-exempt securities	765	746	2,225	2,202
Federal funds sold and other	29	7	61	26
Total interest income	17,794	15,524	49,760	46,543
Interest expense
Deposits	575	452	1,573	1,345
Short-term borrowings	51	12	107	43
Long-term borrowings	-	2	-	9
Subordinated debentures	261	181	663	533
Total interest expense	887	647	2,343	1,930
Net Interest Income	16,907	14,877	47,417	44,613
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	16,907	14,877	47,417	44,613
Non-interest income
Service charges on deposits	2,686	2,611	7,535	6,880
Net gains on sale of securities available-for-sale	90	108	212	431
Other income	2,215	1,542	6,112	5,611
Total non-interest income	4,991	4,261	13,859	12,922
Other operating expense
Salaries and employee benefits	6,866	5,904	20,355	18,924
Occupancy and equipment	2,063	1,834	5,680	5,160
Other	7,192	4,547	17,280	14,412
Total other operating expense	16,121	12,285	43,315	38,496
Income before taxes	5,777	6,853	17,961	19,039
Provision for income taxes	1,848	2,443	5,911	6,335
Net income	$3,929	$4,410	$12,050	$12,704

PER SHARE DATA
Book value	$15.12	$14.12	$15.12	$14.12
Cash dividends	$0.12	$0.11	$0.36	$0.31
Earnings per share basic	$0.28	$0.33	$0.90	$0.94
Earnings per share diluted	$0.28	$0.33	$0.89	$0.93
Average shares outstanding, basic	13,790,107	13,358,895	13,446,567	13,531,370
Average shares outstanding, diluted	13,904,460	13,482,364	13,560,716	13,656,747

Total shareholder equity (in thousands)	$208,528	$187,052	$208,528	$187,052
Shares outstanding	13,789,501	13,248,048	13,789,501	13,248,048
Dividends Paid	$1,666,175	$1,474,639	$4,850,886	$4,205,218

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net Income	$3,929	$4,410	$12,050	$12,704
Other comprehensive income, before tax:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during period	(674)	1,284	3,813	(1,225)
Less: reclassification adjustment for gains (1) included in net income	(90)	(108)	(212)	(431)
Other comprehensive (loss) income, before tax	(764)	1,176	3,601	(1,656)
Income tax expense (benefit) related to items of other
comprehensive income (loss), net of tax	362	(494)	(1,452)	632
Other comprehensive income (loss) gain	(402)	682	2,149	(1,024)

Comprehensive Income	$3,527	$5,092	$14,199	$11,680

(1)	Amounts are included in net gains on investment securities available-for-sale on the Consolidated Statements of Income in non-interest revenue. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2016 and 2015 was $38 thousand and $45 thousand respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2016 and 2015 was $89 thousand and $181 thousand respectively.

The accompanying notes are an integral part of these consolidated financial statements

SIERRA BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands, unaudited)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$12,050	$12,704
Adjustments to reconcile net income to net cash
provided by operating activities:
Gain on sales of securities	(212)	(431)
Gain on sales of loans	-	(6)
Loss on disposal of fixed assets	-	62
Loss (gain) on sale on foreclosed assets	3	(166)
Writedowns on foreclosed assets	275	193
Share-based compensation expense	180	33
Provision for loan losses	-	-
Depreciation	1,880	1,694
Net accretion on purchased loans	(391)	(634)
Net amortization on securities premiums and discounts	5,208	5,217
Decrease in unearned net loan fees	787	299
Increase in cash surrender value of life insurance policies	(51)	(686)
Proceeds from sale of loans	-	323
Increase in loans held-for-sale	-	(317)
Decrease in interest receivable and other assets	3,593	3,845
Increase in other liabilities	(8,995)	(4,730)
Deferred Income Tax Provision (benefit)	1,998	(1,182)
Excess tax benefit from equity based compensation	93	92
Net cash provided by operating activities	16,418	16,310

Cash flows from investing activities:
Maturities of securities available for sale	1,195	580
Proceeds from sales/calls of securities available for sale	23,753	24,408
Purchases of securities available for sale	(103,334)	(97,899)
Principal pay downs on securities available for sale	72,463	68,753
Purchases of FHLB stock	-	(504)
Proceeds from redemption of FHLB stock	(960)	-
Net increase in loans receivable, net	(31,785)	(84,776)
Purchases of premises and equipment, net	(4,016)	(2,136)
Proceeds from sale premises and equipment	1,204	56
Proceeds from sales of foreclosed assets	982	1,454
Cash acquired in bank acquisition	15,502	-
Net cash used in investing activities	(24,996)	(90,064)

Cash flows from financing activities:
Increase in deposits	40,165	62,419
(Decrease) increase in borrowed funds	(8,200)	19,300
Increase in Fed funds purchased	2,500	-
Decrease (increase) in repurchase agreements	(2,635)	2,864
Cash dividends paid	(4,851)	(4,205)
Repurchases of common stock	(1,723)	(7,956)
Stock options exercised	234	317
Proceeds from issuance of subordinated debt	-	-
Excess tax benefit from equity based compensation	(93)	(92)
Net cash provided by financing activities	25,397	72,647

Increase (decrease) in cash and due from banks	16,819	(1,107)

Cash and cash equivalents
Beginning of period	48,623	50,095
End of period	$65,442	$48,988

The accompanying notes are an integral part of these consolidated financial statements

Sierra Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Note 1 – The Business of Sierra Bancorp

Sierra Bancorp (the “Company”) is a California corporation headquartered in Porterville, California, and is a registered bank holding company under federal banking laws. The Company was formed to serve as the holding company for Bank of the Sierra (the “Bank”), and has been the Bank’s sole shareholder since August 2001. The Company exists primarily for the purpose of holding the stock of the Bank and of such other subsidiaries it may acquire or establish. As of September 30, 2016, the Company’s only other subsidiaries were Sierra Statutory Trust II, Sierra Capital Trust III, and Coast Bancorp Statutory Trust II, which were formed solely to facilitate the issuance of capital trust pass-through securities (“TRUPS”). Pursuant to the Financial Accounting Standards Board (“FASB”) standard on the consolidation of variable interest entities, these trusts are not reflected on a consolidated basis in the Company’s financial statements. References herein to the “Company” include Sierra Bancorp and its consolidated subsidiary, the Bank, unless the context indicates otherwise.

Bank of the Sierra is a California state-chartered bank also headquartered in Porterville, California. The Bank was incorporated in September 1977, and opened for business in January 1978 as a one-branch bank with $1.5 million in capital and eleven employees. Our growth in the ensuing years has been largely organic, but also includes three whole-bank acquisitions: Sierra National Bank in the year 2000, Santa Clara Valley Bank in 2014, and Coast National Bank in July of 2016 (see Note 13 to the financial statements, Acquisition, for details on the acquisition of Coast Bancorp [“Coast”], the holding company for Coast National Bank, by Sierra Bancorp). With our latest acquisition the Bank now operates 33 full-service branches and a loan production office, and offers a full range of retail and commercial banking services in California’s South Central Valley and neighboring communities, the Central Coast, and select Southern California locations including Ventura County and the Santa Clarita Valley. Our most recent branching activity occurred in the second quarter of 2016, with the opening of a de novo branch in Sanger, California and the purchase of a competitor bank’s Porterville branch which was consolidated into our main office (see Note 14 to the financial statements, Recent Developments, for details on the branch acquisition). Furthermore, we have received regulatory approvals for another branch in Bakersfield, California, which is under construction and should be ready to commence operations by the first quarter of 2017, as well as a proposed de novo branch in Pismo Beach, California, although the timing for that branch opening remains uncertain. In addition to our stand-alone offices the Bank has specialized lending units which include a real estate industries center, an agricultural credit center, and an SBA lending unit. We also have ATMs at all branch locations and offsite ATMs at six different non-branch locations. We were close to $2.0 billion in total assets as of September 30, 2016, and for the past several years have claimed the distinction of being the largest bank headquartered in the South San Joaquin Valley. The Bank’s deposit accounts are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to maximum insurable amounts.

Note 2 – Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in a condensed format, and therefore do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. The information furnished in these interim statements reflects all adjustments that are, in the opinion of Management, necessary for a fair statement of the results for such periods. Such adjustments can generally be considered as normal and recurring unless otherwise disclosed in this Form 10-Q. In preparing the accompanying financial statements, Management has taken subsequent events into consideration and recognized them where appropriate. The results of operations in the interim statements are not necessarily indicative of the results that may be expected for any other quarter, or for the full year. Certain amounts reported for 2015 have been reclassified to be consistent with the reporting for 2016. The interim financial information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”).

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

Note 4 – Supplemental Disclosure of Cash Flow Information

During the nine months ended September 30, 2016 and 2015, cash paid for interest due on interest-bearing liabilities was $2.341 million and $1.957 million, respectively. There was $2.890 million in cash paid for income taxes during the nine months ended September 30, 2016, and $6.390 million in cash paid for income taxes for the nine months ended September 30, 2015. Assets totaling $847,000 and $1.004 million were acquired in settlement of loans for the nine months ended September 30, 2016 and September 30, 2015, respectively. We received $982,000 in cash from the sale of foreclosed assets during the first nine months of 2016 relative to $1.454 million during the first nine months of 2015, which represents sales proceeds less loans (if any) extended to finance such sales.

Cash flow information relative to the Coast acquisition is disclosed in the following table:

	Nine months ended September 30,
	2016	2015
Assets acquired (liabilities assumed and capital created) in acquisition (see note 13):	(dollars in thousands, unaudited)
Cash and cash equivalents	$18,931	$-
Securities	$23,363	$-
Loans	$94,264	$-
Premises and equipment	$5,844	$-
Core deposit intangibles	$1,827	$-
Goodwill	$1,024	$-
Deferred tax asset	$326	$-
Other assets	$3,571	$-
Deposits	$(129,038)	$-
Other liabilities	$(705)	$-
Borrowings	$(2,500)	$-
TRUPS	$(3,422)	$-
Common Stock	$(10,205)	$-

Note 5 – Share Based Compensation

The 2007 Stock Incentive Plan (the “2007 Plan”) was adopted by the Company in 2007. Our 1998 Stock Option Plan was concurrently terminated, although options to purchase 28,500 shares that were granted under that plan were still outstanding as of September 30, 2016 and remain unaffected by the plan’s termination. The 2007 Plan provides for the issuance of both “incentive” and “nonqualified” stock options to officers and employees, and of “nonqualified” stock options to non-employee directors of the Company. The 2007 Plan also provides for the issuance of restricted stock awards to these same classes of eligible participants, on such terms and conditions as are established at the discretion of the Board of Directors or the Compensation Committee, although no restricted stock awards have been issued by the Company. The total number of shares of the Company’s authorized but unissued stock reserved for issuance pursuant to awards under the 2007 Plan was initially 1,500,000 shares, although due to awards granted since the inception of the plan the number remaining available for grant had declined to 748,420 at September 30, 2016. No equity awards can be issued under the 2007 Plan on or after March 15, 2017, when the plan expires, but any award granted under the plan prior to March 15, 2017 had, or will have, an original life of 10 years and thus may extend beyond that date. The dilutive impact of stock options outstanding is discussed below in Note 6, Earnings per Share.

Pursuant to FASB’s standards on stock compensation, the value of each stock option granted is reflected in our income statement as employee compensation or directors’ expense by amortizing the value over the vesting period for options with graded vesting, or by expensing it as of the grant date for immediately vested options. The Company is utilizing the Black-Scholes model to value stock options, and the “multiple option” approach is used to allocate the resulting valuation to actual expense. Under the multiple option approach an employee’s options for each vesting period are separately valued and amortized, which appears to be the preferred method for option grants with graded vesting. A pre-tax charge of $11,000 was reflected in the Company’s income statement during the third quarter of 2016 and $14,000 was charged during the third quarter of 2015, as expense related to stock options. For the first nine months, the charges totaled $180,000 in 2016 and $33,000 in 2015.

Note 6 – Earnings per Share

The computation of earnings per share, as presented in the Consolidated Statements of Income, is based on the weighted average number of shares outstanding during each period. There were 13,790,107 weighted average shares outstanding during the third quarter of 2016, and 13,358,895 during the third quarter of 2015. There were 13,446,567 weighted average shares outstanding during the first nine months of 2016, and 13,531,370 during the first nine months of 2015.

Diluted earnings per share include the effect of the potential issuance of common shares, which for the Company is limited to shares that would be issued on the exercise of “in-the-money” stock options. For the third quarter of 2016, calculations under the treasury stock method resulted in the equivalent of 114,353 shares being added to basic weighted average shares outstanding for purposes of determining diluted earnings per share, while a weighted average of 146,900 stock options were excluded from the calculation because they were underwater and thus anti-dilutive. For the third quarter of 2015 the equivalent of 123,469 shares were added in calculating diluted earnings per share while 169,300 anti-dilutive stock options were excluded. Likewise, for the first nine months of 2016 the equivalent of 114,149 shares were added to basic weighted average shares outstanding in calculating diluted earnings per share and a weighted average of 196,900 stock options that were anti-dilutive for the period were excluded, compared to the inclusion of the equivalent of 125,377 shares and exclusion of 171,700 anti-dilutive options in calculating diluted earnings per share for first nine months of 2015.

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

	September 30, 2016	December 31, 2015
Commitments to extend credit	$399,273	$354,890
Standby letters of credit	$8,456	$16,654

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

At September 30, 2016, the Company was also utilizing a letter of credit in the amount of $97 million issued by the Federal Home Loan Bank on the Company’s behalf as security for certain deposits and to facilitate certain credit arrangements with the Company’s customers. That letter of credit is backed by loans which are pledged to the FHLB by the Company.

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

Fair value estimates are made at a specific point in time based on relevant market data and information about the financial instruments. The estimates do not reflect any premium or discount that could result from offering the Company’s entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments. In addition, the tax ramifications related to realized gains and losses could have a significant effect on fair value estimates but have not been considered in those estimates. Because no active market exists for a significant portion of our financial instruments, fair value disclosures are based on judgments regarding current economic conditions, risk characteristics of various financial instruments and other factors. The estimates are subjective and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly alter the fair values presented. The following methods and assumptions were used by the Company to estimate its financial instrument fair values disclosed at September 30, 2016 and December 31, 2015:

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

Estimated fair values for the Company’s financial instruments are as follows, as of the dates noted:

Fair Value of Financial Instruments

(dollars in thousands, unaudited)

	September 30, 2016
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$65,442	$65,537	$-	$-	$65,537
Investment securities available for sale	535,580	1,129	534,451	-	535,580
Loans and leases, net held for investment	1,249,241	-	1,271,560	-	1,271,560
Collateral dependent impaired loans	165	-	165	-	165
Cash surrender value of life insurance policies	44,191	-	44,191	-	44,191
Other investments	8,506	-	8,506	-	8,506
Investment in limited partnership	8,338	-	8,338	-	8,338
Accrued interest receivable	5,918	-	5,918	-	5,918

Financial liabilities:
Deposits:
Noninterest-bearing	$498,391	$498,391	$-	$-	$498,391
Interest-bearing	1,135,440	-	1,135,685	-	1,135,685
Fed funds purchased and repurchase agreements	9,270	-	9,270	-	9,270
Short-term borrowings	71,600	-	71,600	-	71,600
Long-term borrowings	-	-	-	-	-
Subordinated debentures	34,365	-	23,288	-	23,288
Limited partnership capital commitment	2,751	-	2,751	-	2,751
Accrued interest payable	97	-	97	-	97

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$399,273
Standby letters of credit	8,456

	December 31, 2015
		Estimated Fair Value
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Financial assets:
Cash and cash equivalents	$48,623	$48,623	$-	$-	$48,623
Investment securities available for sale	507,582	1,296	506,286	-	507,582
Loans and leases, net held for investment	1,120,773	-	1,136,386	-	1,136,386
Collateral dependent impaired loans	3,829	-	3,829	-	3,829
Cash surrender value of life insurance policies	44,140	-	44,140	-	44,140
Other Investments	7,546	-	7,546	-	7,546
Investment in limited partnership	6,217	-	6,217	-	6,217
Accrued interest receivable	5,808	-	5,808	-	5,808

Financial liabilities:
Deposits:
Noninterest-bearing	$432,251	$432,251	$-	$-	$432,251
Interest-bearing	1,032,377	-	1,032,547	-	1,032,547
Fed funds purchased and repurchase agreements	9,405	-	9,405	-	9,405
Short-term borrowings	75,300	-	75,300	-	75,300
Long-term borrowings	2,000	-	2,001	-	2,001
Subordinated debentures	30,928	-	7,383	-	7,383
Limited partnership capital commitment	795	-	795	-	795
Accrued interest payable	116	-	116	-	116

Notional Amount
Off-balance-sheet financial instruments:
Commitments to extend credit	$354,890
Standby letters of credit	16,654

For financial asset categories that were actually reported at fair value as of September 30, 2016 and December 31, 2015, the Company used the following methods and significant assumptions:

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

Assets reported at fair value on a recurring basis are summarized below:

Fair Value Measurements - Recurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2016, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$24,811	$-	$24,811	$-
Mortgage-backed securities	-	396,029	-	396,029	-
State and political subdivisions	-	113,611	-	113,611	-
Other securities	1,129	-	-	1,129	-

Total available-for-sale securities	$1,129	$534,451	$-	$535,580	$-

	Fair Value Measurements at December 31, 2015, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Realized Gain/(Loss)
Investment securities
US Government agencies	$-	$29,042	$-	$29,042	$-
Mortgage-backed securities	-	375,061	-	375,061	-
State and political subdivisions	-	102,183	-	102,183	-
Other securities	1,296	-	-	1,296	-

Total available-for-sale securities	$1,296	$506,286	$-	$507,582	$-

Assets reported at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements - Nonrecurring

(dollars in thousands, unaudited)

	Fair Value Measurements at September 30, 2016, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	70	-	70
1-4 family - closed-end	-	-	-	-
Equity lines	-	-	-	-
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-
Commercial real estate - non-owner occupied	-	69	-	69
Farmland	-	-	-	-
Total real estate	-	139	-	139
Agriculture	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer loans	-	26	-	26
Total impaired loans	-	165	-	165
Foreclosed assets	$-	$2,782	$-	$2,782
Total assets measured on a nonrecurring basis	$-	$2,947	$-	$2,947

	Fair Value Measurements at December 31, 2015, using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Impaired loans
Real Estate:
1-4 family residential construction	$-	$-	$-	$-
Other construction/land	-	179	-	179
1-4 family - closed-end	-	499	-	499
Equity lines	-	30	-	30
Multi-family residential	-	-	-	-
Commercial real estate - owner occupied	-	26	-	26
Commercial real estate - non-owner occupied	-	3,053	-	3,053
Farmland	-	-	-	-
Total real estate	-	3,787	-	3,787
Agriculture	-	0	-	-
Commercial and industrial	-	0	-	-
Consumer loans	-	43	-	43
Total impaired loans	-	$3,830	-	3,830
Foreclosed assets	$-	$3,193	$-	$3,193
Total assets measured on a nonrecurring basis	$-	$7,023	$-	$7,023

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

Amortized Cost And Estimated Fair Value

The amortized cost and estimated fair value of investment securities available-for-sale are as follows (dollars in thousands, unaudited):

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$24,555	$277	$(21)	$24,811
Mortgage-backed securities	392,831	3,957	(759)	396,029
State and political subdivisions	109,663	4,027	(79)	113,611
Other securities	500	629	-	1,129
Total investment securities	$527,549	$8,890	$(859)	$535,580

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

US Government agencies	$28,801	$303	$(62)	$29,042
Mortgage-backed securities	374,683	2,440	(2,062)	375,061
State and political subdivisions	99,093	3,146	(56)	102,183
Other securities	575	721	-	1,296
Total investment securities	$503,152	$6,610	$(2,180)	$507,582

At September 30, 2016 and December 31, 2015, the Company had 120 securities and 175 securities, respectively, with unrealized losses. Management has evaluated those securities as of the respective dates, and does not believe that any of the unrealized losses are other than temporary. Gross unrealized losses on our investment securities as of the indicated dates are disclosed in the table below, categorized by investment type and by the duration of time that loss positions on individual securities have continuously existed (over or under twelve months).

Investment Portfolio - Unrealized Losses

(dollars in thousands, unaudited)

	September 30, 2016
	Less than twelve months		Twelve months or more
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value

US Government agencies	$(21)	$8,791	$-	$-
Mortgage-backed securities	(403)	75,402	(356)	48,182
State and political subdivisions	(79)	7,794	-	-
Total	$(503)	$91,987	$(356)	$48,182

	December 31, 2015
	Less than twelve months		Twelve months or more

US Government agencies	$(62)	$10,329	$-	$-
Mortgage-backed securities	(1,608)	187,734	(454)	35,511
State and political subdivisions	(17)	3,409	(39)	3,847
Total	$(1,687)	$201,472	$(493)	$39,358

The table below summarizes the Company’s gross realized gains and losses as well as gross proceeds from the sales of securities, for the periods indicated:

Investment Portfolio - Realized Gains/(Losses)

(dollars in thousands, unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Proceeds from sales, calls and maturities
of securities available for sale	$19,723	$198	$24,948	$24,988
Gross gains on sales, calls and maturities
of securities available for sale	$90	$108	$250	$630
Gross losses on sales, calls and maturities
of securities available for sale	-	-	(38)	(199)
Net gains on sale of securities available for sale	$90	$108	$212	$431

The amortized cost and estimated fair value of investment securities available-for-sale at September 30, 2016 and December 31, 2015 are shown below, grouped by the remaining time to contractual maturity dates. The expected life of investment securities may not be consistent with contractual maturity dates, since the issuers of the securities could have the right to call or prepay obligations with or without penalties.

Estimated Fair Value of Contractual Maturities

(dollars in thousands, unaudited)

	September 30, 2016
	Amortized Cost	Fair Value

Maturing within one year	$5,997	$6,123
Maturing after one year through five years	262,158	265,993
Maturing after five years through ten years	42,306	43,665
Maturing after ten years	49,086	50,579

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by
mortgage obligations	167,502	168,091
Other securities	500	1,129
	$527,549	$535,580

	December 31, 2015
	Amortized Cost	Fair Value

Maturing within one year	$3,657	$3,706
Maturing after one year through five years	242,719	244,733
Maturing after five years through ten years	50,144	51,308
Maturing after ten years	50,413	51,671

Investment securities not due at a single maturity date:
U.S Government agencies collateralized by
mortgage obligations	155,644	154,868
Other securities	575	1,296
	$503,152	$507,582

At September 30, 2016, the Company’s investment portfolio included securities issued by 314 different government municipalities and agencies located within 32 states with a fair value of $113.6 million. The largest exposure to any single municipality or agency was a $926,000 (fair value) bond issued by the Northern Inyo County Hospital District in California, to be repaid by property taxes.

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

The following table summarizes the amortized cost and fair values of general obligation and revenue bonds in the Company’s investment securities portfolio at the indicated dates, identifying the state in which the issuing municipality or agency operates for our largest geographic concentrations:

Revenue and General Obligation Bonds by Location

(dollars in thousands, unaudited)

	September 30, 2016		December 31, 2015

	Amortized	Fair Market	Amortized	Fair Market
General obligation bonds	Cost	Value	Cost	Value
State of issuance
California	$23,109	$23,384	$20,473	$21,642
Texas	19,977	20,493	16,575	16,954
Illinois	10,216	10,511	9,997	10,191
Ohio	9,041	9,287	7,610	7,748
Washington	6,009	6,213	5,905	6,081
Arizona	1,801	1,870	2,039	2,108
Utah	950	1,002	953	990
Other states	19,533	21,198	20,334	20,848
Total General Obligation Bonds	90,636	93,958	83,886	86,562

Revenue bonds
State of issuance
Texas	5,744	5,913	3,732	3,863
Utah	4,852	5,024	4,434	4,519
Washington	1,304	1,374	1,791	1,827
California	1,256	1,291	1,002	1,028
Ohio	317	318	318	319
Other states	5,554	5,733	3,930	4,065
Total Revenue Bonds	19,027	19,653	15,207	15,621

Total Obligations of States
and Political Subdivisions	$109,663	$113,611	$99,093	$102,183

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

Revenue Bonds by Type

(dollars in thousands, unaudited)

	September 30, 2016		December 31, 2015

	Amortized	Fair Market	Amortized	Fair Market
Revenue bonds	Cost	Value	Cost	Value
Revenue source:
Water	$4,269	$4,387	$3,942	$4,052
College & University	3,411	3,575	2,975	3,103
Sales Tax	2,987	3,084	2,630	2,663
Lease	2,495	2,563	2,040	2,100
Electric & Power	942	958	679	691
Other sources	4,923	5,086	2,941	3,012
Total Revenue Bonds	$19,027	$19,653	$15,207	$15,621

Low-Income Housing Tax Credit (“LIHTC”) Fund Investments

The Company has the ability to invest in limited partnerships which own housing projects that qualify for federal and/or California state tax credits, by mandating a specified percentage of low-income tenants for each project. The tax credits flow through to investors, supplementing any returns that might be derived from an increase in property values. Because rent levels are lower than standard market rents and the projects are generally highly leveraged, each project also typically generates tax-deductible operating losses that are allocated to the limited partners.

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

As of September 30, 2016 our total LIHTC investment balance was $7.1 million, which includes $2.1 million in remaining commitments for additional capital contributions to the limited partnerships. There were $515,000 in tax credits derived from our LIHTC investments that were recognized during the nine months ended September 30, 2016, and a pass-through operating loss of $788,000 associated with those investments was included in pre-tax income for the same time period. Our LIHTC investments are evaluated annually for potential impairment, and we have concluded that the carrying value of the investments is stated fairly and is not impaired.

Note 11 – Credit Quality and Nonperforming Assets

Credit Quality Classifications

The Company monitors the credit quality of loans on a continuous basis using the regulatory and accounting classifications of pass, special mention, substandard and impaired to characterize the associated credit risk. Balances classified as “loss” are immediately charged off. The Company conforms to the following definitions for risk classifications utilized:

•	Pass: Larger non-homogeneous loans not meeting the risk rating definitions below, and smaller homogeneous loans that are not assessed on an individual basis.
•	Special mention: Loans which have potential issues that deserve the close attention of Management. If left uncorrected, those potential weaknesses could eventually diminish the prospects for full repayment of principal and interest according to the contractual terms of the loan agreement, or could result in deterioration of the Company’s credit position at some future date.
•	Substandard: Loans that have at least one clear and well-defined weakness that could jeopardize the ultimate recoverability of all principal and interest, such as a borrower displaying a highly leveraged position, unfavorable financial operating results and/or trends, uncertain repayment sources or a deteriorated financial condition.
•	Impaired: A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include all nonperforming loans and restructured troubled debt (“TDRs”). A TDR may be nonperforming or performing, depending on its accrual status and the demonstrated ability of the borrower to comply with restructured terms (see “Troubled Debt Restructurings” section below for additional information on TDRs).

Credit quality classifications for the Company’s loan balances were as follows, as of the dates indicated:

Credit Quality Classifications

(dollars in thousands, unaudited)

	September 30, 2016
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$31,239	$-	$-	$-	$31,239
Other construction/land	24,292	5,575	-	1,102	30,969
1-4 family - closed end	129,265	636	418	6,686	137,005
Equity lines	35,387	1,658	698	4,006	41,749
Multi-family residential	29,881	-	-	413	30,294
Commercial real estate - owner occupied	238,739	4,144	3,000	2,504	248,387
Commercial real estate - non-owner occupied	209,662	4,798	3,242	1,820	219,522
Farmland	131,746	1,039	2,846	295	135,926
Total real estate	830,211	17,850	10,204	16,826	875,091

Agricultural	51,826	725	-	89	52,640
Commercial and industrial	108,296	19,294	351	2,146	130,087
Mortgage Warehouse	185,865	-	-	-	185,865
Consumer loans	10,588	277	34	1,748	12,647
Total gross loans and leases	$1,186,786	$38,146	$10,589	$20,809	$1,256,330

	December 31, 2015
	Pass	Special Mention	Substandard	Impaired	Total

Real Estate:
1-4 family residential construction	$13,784	$1,157	$-	$-	$14,941
Other construction/land	35,901	135	-	1,323	37,359
1-4 family - closed end	127,972	2,498	387	6,499	137,356
Equity lines	39,966	199	957	3,111	44,233
Multi-family residential	26,178	-	-	1,044	27,222
Commercial real estate - owner occupied	196,211	12,075	7,322	3,100	218,708
Commercial real estate - non-owner occupied	155,223	4,505	170	5,209	165,107
Farmland	130,285	1,563	724	610	133,182
Total real estate	725,520	22,132	9,560	20,896	778,108

Agricultural	46,197	40	-	-	46,237
Commercial and industrial	108,931	933	755	2,588	113,207
Mortgage Warehouse	180,355	-	-	-	180,355
Consumer loans	12,718	178	16	2,037	14,949
Total gross loans and leases	$1,073,721	$23,283	$10,331	$25,521	$1,132,856

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

Loan Portfolio Aging

(dollars in thousands, unaudited)

	September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)

Real Estate:
1-4 family residential construction	$-	$-	$-	$-	$31,239	$31,239	$-
Other construction/land	-	-	427	427	30,542	30,969	590
1-4 family - closed end	59	540	-	599	136,406	137,005	975
Equity lines	142	45	365	552	41,197	41,749	1,898
Multi-family residential	-	-	-	-	30,294	30,294	-
Commercial real estate - owner occupied	396	35	-	431	247,956	248,387	1,485
Commercial real estate - non-owner occupied	-	-	-	-	219,522	219,522	69
Farmland	-	-	-	-	135,926	135,926	295
Total real estate	597	620	792	2,009	873,082	875,091	5,312

Agricultural	-	24	65	89	52,551	52,640	89
Commercial and industrial	862	73	63	998	129,089	130,087	438
Mortgage warehouse lines	-	-	-	-	185,865	185,865	-
Consumer	225	28	-	253	12,394	12,647	446
Total gross loans and leases	$1,684	$745	$920	$3,349	$1,252,981	$1,256,330	$6,285

(1)	As of September 30, 2016 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days Or More Past Due(1)	Total Past Due	Current	Total Financing Receivables	Non-Accrual Loans(2)

Real Estate:
1-4 family residential construction	$612	$545	$-	$1,157	$13,784	$14,941	$-
Other construction/land	18	129	63	210	37,149	37,359	457
1-4 family - closed end	1,065	917	566	2,548	134,808	137,356	2,298
Equity lines	199	247	484	930	43,303	44,233	1,770
Multi-family residential	-	630	-	630	26,592	27,222	630
Commercial real estate - owner occupied	232	129	260	621	218,087	218,708	2,325
Commercial real estate - non-owner occupied	-	-	-	-	165,107	165,107	262
Farmland	-	-	-	-	133,182	133,182	610
Total real estate	2,126	2,597	1,373	6,096	772,012	778,108	8,352

Agricultural	-	-	-	-	46,237	46,237	-
Commercial and industrial	127	153	86	366	112,841	113,207	710
Mortgage warehouse lines	-	-	-	-	180,355	180,355	-
Consumer	98	9	45	152	14,797	14,949	572
Total gross loans and leases	$2,351	$2,759	$1,504	$6,614	$1,126,242	$1,132,856	$9,634

(1)	As of December 31, 2015 there were no loans over 90 days past due and still accruing.
(2)	Included in total financing receivables

Troubled Debt Restructurings

A loan that is modified for a borrower who is experiencing financial difficulty is classified as a troubled debt restructuring if the modification constitutes a concession. At September 30, 2016, the Company had a total of $17.4 million in TDRs, including $2.9 million in TDRs that were on non-accrual status. Generally, a non-accrual loan that has been modified as a TDR remains on non-accrual status for a period of at least six months to demonstrate the borrower’s ability to comply with the modified terms. However, performance prior to the modification, or significant events that coincide with the modification, could result in a loan’s return to accrual status after a shorter performance period or even at the time of loan modification. Regardless of the period of time that has elapsed, if the borrower’s ability to meet the revised payment schedule is uncertain then the loan will be kept on non-accrual status. Moreover, a TDR is generally considered to be in default when it appears that the customer will not likely be able to repay all principal and interest pursuant to restructured terms.

The Company may agree to different types of concessions when modifying a loan or lease. The tables below summarize TDRs which were modified during the noted periods, by type of concession:

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Three months ended September 30, 2016

	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	-	178	-	178
Equity lines	-	135	-	97	-	232
Multi-family residential	-	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-	-
Farmland	-	-	-	258	-	258
Total real estate loans	-	135	-	533	-	668
Commercial and industrial	-	-	-	-	-	-
Consumer loans	-	5	-	-	-	5
	$-	$140	$-	$533	$-	$673

	Three months ended September 30, 2015
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$-	$-	$-	$-	$-
1-4 family - closed-end	-	-	-	4,388	-	4,388
Equity lines	-	256	-	-	-	256
Multi-family residential	-	-	-	-	-	-
Commercial real estate - owner occupied	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Total real estate loans	-	256	-	4,388	-	4,644
Commercial and industrial	-	45	-	-	-	45
Consumer loans	-	10	-	-	-	10
	$-	$311	$-	$4,388	$-	$4,699

Troubled Debt Restructurings, by Type of Loan Modification

(dollars in thousands, unaudited)

	Nine months ended September 30, 2016

	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real estate:
Other construction/land	$-	$17	$-	$-	$-	$17
1-4 family - closed-end	-	-	547	437	-	984
Equity lines	-	1,415	-	97	-	1,512
Multi-family residential	-	-	-	132	-	132
Commercial real estate - owner occupied	-	-	-	266	-	266
Farmland	-	-	-	258	-	258
Total real estate loans	-	1,432	547	1,190	-	3,169
Commercial and industrial	-	-	-	-	-	-
Consumer loans	-	25	-	60	-	85
	$-	$1,457	$547	$1,250	$-	$3,254

	Nine months ended September 30, 2015
	Rate Modification	Term Modification	Interest Only Modification	Rate & Term Modification	Term & Interest Only Modification	Total

Real Estate:
Other construction/land	$-	$111	$-	$-	$-	$111
1-4 family - closed-end	-	-	-	4,614	-	4,614
Equity lines	-	607	-	290	-	897
Multi-family residential	-	418	-	-	-	418
Commercial real estate - owner occupied	-	-	-	-	-	-
Farmland	-	-	-	-	-	-
Total real estate loans	-	1,136	-	4,904	-	6,040
Commercial and industrial	-	113		-	-	113
Consumer loans	-	10		-	-	10
	$-	$1,259	$-	$4,904	$-	$6,163

The following tables present, by class, additional details related to loans classified as TDRs during the referenced periods, including the recorded investment in the loan both before and after modification and balances that were modified during the period:

	Three months ended September 30, 2016

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	3	178	178	41	80
Equity Lines	3	232	232	15	17
Multi-family residential	0	-	-	-	-
Commercial RE- owner occupied	0	-	-	-	-
Farmland	1	258	258	(26)	-
Total Real Estate Loans		668	668	30	97

Commercial and Industrial	0	-	-	-	-
Consumer loans	1	4	5	-	-
		$672	$673	$30	$97

(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Three months ended September 30, 2015

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded	Reserve
	Loans	Investment	Investment	Difference(1)	Reserve
Real Estate:
Other Construction/Land	0	$-	$-	$-	$-
1-4 family - closed-end	9	4,388	4,388	148	85
Equity Lines	2	256	256	10	74
Multi-family residential	0	-	-	-	-
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		4,644	4,644	158	159

Commercial and Industrial	1	45	45	2	2
Consumer loans	1	10	10	1	-
		$4,699	$4,699	$161	$161

(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2016

		Pre-	Post-
		Modification	Modification
	Number of	Outstanding	Outstanding	Reserve
	Loans	Recorded	Recorded	Difference(1)	Reserve
Real Estate:
Other Construction/Land	1	$17	$17	$-	$2
1-4 family - closed-end	8	984	984	116	107
Equity Lines	13	1,512	1,512	(27)	46
Multi-family residential	1	132	132	-	6
Commercial RE- owner occupied	1	266	266	-	4
Farmland	1	258	258	(26)	-
Total Real Estate Loans		3,169	3,169	63	165

Commercial and Industrial	0	-	-	-	-
Consumer loans	4	84	85	(7)	6
		$3,253	$3,254	$56	$171

(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

	Nine months ended September 30, 2015

		Pre-	Post-
		Modification	Modification
	Number of	Outstanding	Outstanding	Reserve
	Loans	Recorded	Recorded	Difference(1)	Reserve
Real Estate:
Other Construction/Land	2	$111	$111	$4	$1
1-4 family - closed-end	11	4,614	4,614	154	86
Equity Lines	9	897	897	152	296
Multi-family residential	1	418	418	-	1
Commercial RE- owner occupied	0	-	-	-	-
Total Real Estate Loans		6,040	6,040	310	384

Commercial and Industrial	4	113	113	(17)	23
Consumer loans	1	10	10	1	-
		$6,163	$6,163	$294	$407

(1)	This represents the change in the ALLL reserve for these credits measured as the difference between the specific post-modification impairment reserve and the pre-modification reserve calculated under our general allowance for loan loss methodology.

The company had no finance receivables modified as TDRs within the previous twelve months that defaulted or were charged off during the three month or nine month periods ended September 30, 2016 and 2015 respectively.

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

Our acquisitions of Santa Clara Valley Bank in the fourth quarter of 2014 and Coast in the third quarter of 2016 included certain loans which have shown evidence of credit deterioration since origination, and for which it was probable at acquisition that all contractually required payments would not be collected. The carrying amount and unpaid principal balance of those PCI loans was as follows, as of the dates indicated (dollars in thousands):

Purchased Credit Impaired Loans:

(dollars is thousands, unaudited)

	September 30, 2016

	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,555	$541
Commercial and industrial	43	23
Consumer	-	-
Total purchased credit impaired loans	$1,598	$564

	December 31, 2015

	Unpaid Principal Balance	Carrying Value

Real estate secured	$1,158	$188
Commercial and industrial	38	-
Consumer	1	-
Total purchased credit impaired loans	$1,197	$188

An allowance for loan losses totaling $112,000 was allocated for PCI loans as of September 30, 2016, as compared to $121,000 at December 31, 2015. We also recorded approximately $48,000 in discount accretion on PCI loans during the nine months ended September 30, 2016.

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

The following tables disclose the unpaid principal balance, recorded investment, average recorded investment, and interest income recognized for impaired loans on our books as of the dates indicated. Balances are shown by loan type, and are further broken out by those that required an allowance and those that did not, with the associated allowance disclosed for those that required such. Included in the valuation allowance for impaired loans shown in the tables below are specific reserves allocated to TDRs, totaling $1.460 million at September 30, 2016 and $1.486 million at December 31, 2015.

Impaired Loans

(dollars in thousands, unaudited)

	September 30, 2016
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)
With an allowance recorded
Real Estate:
Other construction/land	273	$237	$15	$295	$11
1-4 Family - closed-end	8,025	6,078	206	8,116	335
Equity lines	3,551	3,466	193	3,645	48
Multi-family residential	413	413	6	422	33
Commercial real estate- owner occupied	1,366	1,366	508	1,793	135
Commercial real estate- non-owner occupied	1,899	1,751	36	1,977	99
Farmland	-	-	-	-	-
Total real estate	15,527	13,311	964	16,248	661
Agriculture	24	24	24	24	-
Commercial and industrial	1,942	1,942	505	2,190	72
Consumer loans	1,730	1,730	297	1,907	76
	19,223	17,007	1,790	20,369	809
With no related allowance recorded
Real estate:
Other construction/land	984	865	-	1,457	21
1-4 family - closed-end	669	608	-	687	2
Equity lines	569	540	-	583	-
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	1,138	1,138	-	2,480	-
Commercial real estate- non-owner occupied	79	69	-	278	-
Farmland	295	295	-	100	-
Total real estate	3,734	3,515	-	5,585	23
Agriculture	65	65	-	65	-
Commercial and industrial	207	205	-	386	1
Consumer loans	141	17	-	226	-
	4,147	3,802	-	6,262	24
Total	$23,370	$20,809	$1,790	$26,631	$833

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

	December 31, 2015
	Unpaid Principal Balance(1)	Recorded Investment(2)	Related Allowance	Average Recorded Investment	Interest Income Recognized(3)

With an allowance recorded
Real estate:
Other construction/land	$919	$769	$83	$967	$42
1-4 family - closed-end	8,085	6,137	290	6,157	255
Equity lines	2,339	2,269	214	2,374	17
Multifamily residential	414	414	1	417	5
Commercial real estate- owner occupied	1,272	1,272	589	1,405	139
Commercial real estate- non-owner occupied	3,350	3,350	1,712	3,390	164
Farmland	-	-	-	-	-
Total real estate	16,379	14,211	2,889	14,710	622
Commercial and industrial	2,572	2,559	683	2,857	97
Consumer loans	2,023	2,022	343	2,298	112
	20,974	18,792	3,915	19,865	831
With no related allowance recorded
Real estate:
Other construction/land	554	554	-	566	-
1-4 family - closed-end	585	362	-	602	34
Equity lines	843	842	-	840	-
Multifamily residential	630	630	-	633	-
Commercial real estate- owner occupied	1,828	1,828	-	2,251	-
Commercial real estate- non-owner occupied	2,006	1,859	-	2,102	118
Farmland	610	610	-	629	-
Total real estate	7,056	6,685	-	7,623	152
Agriculture
Commercial and industrial	45	29	-	77	-
Consumer loans	160	15	-	256	-
	7,261	6,729	-	7,956	152
Total	$28,235	$25,521	$3,915	$27,821	$983

(1)	Contractual principal balance due from customer.
(2)	Principal balance on Company’s books, less any direct charge offs.
(3)	Interest income is recognized on performing balances on a regular accrual basis.

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

For loans where repayment is expected to be provided by the disposition or operation of the underlying collateral, impairment is measured using the fair value of the collateral. If the collateral value, net of the expected costs of disposition where applicable, is less than the loan balance, then a specific loss reserve is established for the shortfall in collateral coverage. If the discounted collateral value is greater than or equal to the loan balance, no specific loss reserve is required. At the time a collateral-dependent loan is designated as nonperforming, a new appraisal is ordered and typically received within 30 to 60 days if a recent appraisal is not already available. We generally use external appraisals to determine the fair value of the underlying collateral for nonperforming real estate loans, although the Company’s licensed staff appraisers may update older appraisals based on current market conditions and property value trends. Until an updated appraisal is received, the Company uses the existing appraisal to determine the amount of the specific loss allowance that may be required. The specific loss allowance is adjusted, as necessary, once a new appraisal is received. Updated appraisals are generally ordered at least annually for collateral-dependent loans that remain impaired. Current appraisals were available or in process for 93% of the Company’s impaired real estate loan balances at September 30, 2016. Furthermore, the Company analyzes collateral-dependent loans on at least a quarterly basis, to determine if any portion of the recorded investment in such loans can be identified as uncollectible and would therefore constitute a confirmed loss. All amounts deemed to be uncollectible are promptly charged off against the Company’s allowance for loan and lease losses, with the loan then carried at the fair value of the collateral, as appraised, less estimated costs of disposition if applicable. Once a charge-off or write-down is recorded, it will not be restored to the loan balance on the Company’s accounting books.

Our methodology also provides for the establishment of a “general” allowance for probable incurred losses inherent in loans and leases that are not impaired. Unimpaired loan balances are segregated by credit quality, and are then evaluated in pools with common characteristics. At the present time, pools are based on the same segmentation of loan types presented in our regulatory filings. While this methodology utilizes historical loss data and other measurable information, the credit classification of loans and the establishment of the allowance for loan and lease losses are both to some extent based on Management’s judgment and experience. Our methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan and lease losses that Management believes is appropriate at each reporting date. Quantitative information includes our historical loss experience, delinquency and charge-off trends, and current collateral values. Qualitative factors include the general economic environment in our markets and, in particular, the condition of the agricultural industry and other key industries. Lending policies and procedures (including underwriting standards), the experience and abilities of lending staff, the quality of loan review, credit concentrations (by geography, loan type, industry and collateral type), the rate of loan portfolio growth, and changes in legal or regulatory requirements are additional factors that are considered. The total general reserve established for probable incurred losses on unimpaired loans was $8.090 million at September 30, 2016.

There were no material changes to the methodology used to determine our allowance for loan and lease losses during the three months ended September 30, 2016, although in recognition of relatively low loan loss rates in recent periods upward adjustments were made to the ranges for qualitative factor multipliers. We continue to consider the estimated impact of drought conditions and lower oil prices on credit quality, in evaluating the adequacy of our allowance. As we add new products and expand our geographic coverage, and as the economic environment changes, we expect to enhance our methodology to keep pace with the size and complexity of the loan and lease portfolio and respond to pressures created by external forces. We engage outside firms on a regular basis to assess our methodology and perform independent credit reviews of our loan and lease portfolio. In addition, the Company’s external auditors, the FDIC, and the California DBO review the allowance for loan and lease losses as an integral part of their audit and examination processes. Management believes that the current methodology is appropriate given our size and level of complexity.

The tables that follow detail the activity in the allowance for loan and lease losses for the periods noted:

Allowance for Credit Losses and Recorded Investment in Financing Receivables

(dollars in thousands, unaudited)

	Three months ended September 30, 2016
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,482	$416	$3,741	$1,244	$159	$10,042
Charge-offs	-	-	(23)	(458)	-	(481)
Recoveries	8	3	97	211	-	319
Provision	(945)	(118)	930	126	7	-

Ending Balance	$3,545	$301	$4,745	$1,123	$166	$9,880

	Nine months ended September 30, 2016
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$4,784	$722	$2,533	$1,262	$1,122	$10,423
Charge-offs	(280)	-	(197)	(1,443)	-	(1,920)
Recoveries	405	7	257	708	-	1,377
Provision	(1,364)	(428)	2,152	596	(956)	-

Ending Balance	$3,545	$301	$4,745	$1,123	$166	$9,880

Reserves:
Specific	$964	$24	$505	$297	$-	$1,790
General	2,581	277	4,240	826	166	8,090

Ending Balance	$3,545	$301	$4,745	$1,123	$166	$9,880

Loans evaluated for impairment:
Individually	$16,826	$89	$2,146	$1,748	$-	$20,809
Collectively	858,265	52,551	313,806	10,899	-	1,235,521

Ending Balance	$875,091	$52,640	$315,952	$12,647	$-	$1,256,330

	Year ended December 31, 2015
	Real Estate	Agricultural Products	Commercial and Industrial	Consumer	Unallocated	Total

Allowance for credit losses:
Beginning Balance	$6,243	$986	$1,944	$1,765	$310	$11,248
Charge-offs	(705)	-	(395)	(1,740)	-	(2,840)
Recoveries	751	81	225	958	-	2,015
Provision	(1,505)	(345)	759	279	812	-

Ending Balance	$4,784	$722	$2,533	$1,262	$1,122	$10,423

Reserves:
Specific	$2,889	$-	$683	$343	$-	$3,915
General	1,895	722	1,850	919	1,122	6,508

Ending Balance	$4,784	$722	$2,533	$1,262	$1,122	$10,423

Loans evaluated for impairment:
Individually	$20,896	$-	$2,588	$2,037	$-	$25,521
Collectively	757,212	46,237	290,974	12,912	-	1,107,335

Ending Balance	$778,108	$46,237	$293,562	$14,949	$-	$1,132,856

Note 13 – Acquisition

In January 2016 the Company entered into a definitive agreement to acquire Coast Bancorp, the holding company for Coast National Bank. The transaction closed on July 8, 2016, and immediately following the acquisition Coast National Bank was merged with and into Bank of the Sierra. Coast National Bank was a community bank with branch offices in San Luis Obispo, Paso Robles, and Arroyo Grande, and a loan production office in Atascadero, California. Shortly after transaction closing, the Atascadero location was converted into a full-service branch office. The aggregate consideration tendered by the Company in its acquisition of Coast consisted of 599,226 shares of Sierra Bancorp common stock and $3.3 million in cash. One-time acquisition costs added $1.695 million to the Company’s pre-tax non-interest expense in the third quarter of 2016 and $2.037 million for the first nine months of 2016. There are additional non-recurring acquisition costs that the Company will expense or accrue for by year-end, but the amount of such costs cannot yet be determined with any degree of certainty.

In accordance with GAAP, acquired assets and liabilities are reflected on the Company’s books at their estimated fair values and there was no carryover of the allowance for loan losses that had previously been recorded by Coast. At the merger date the Coast acquisition contributed approximately $94 million to the Company’s outstanding loan balances, $23 million to investment securities, $7 million to time certificates with other banks, and $129 million to total deposits. The acquired investment balances included $15 million in corporate bonds and other securities that were sold by the Company shortly after the acquisition. The transaction also involved Sierra Bancorp’s acquisition of 100% of the voting equity of Coast Bancorp Statutory Trust II, and Sierra Bancorp’s assumption of $7 million in associated junior subordinated debentures which were booked at their fair value of $3.4 million. The Company recorded a deferred income tax asset of $326,000, goodwill of $1.0 million, and a core deposit intangible of $1.8 million in conjunction with the acquisition. Goodwill represents the excess of consideration transferred over the fair values of the identifiable net assets acquired. The core deposit intangible is being amortized on a straight line basis over eight years, commencing at the date of acquisition.

The following table discloses the assets acquired and liabilities assumed from Coast as of July 8, 2016, and the provisional fair value adjustments and amounts recorded by the Company in 2016 under the acquisition method of accounting:

(dollars in thousands, unaudited)	Book Value	Fair Value Adjustments	Fair Value
Assets Acquired
Cash and cash equivalents	$18,923	$8	$18,931
Investment securities	23,572	(209)	23,363
Loans, gross	97,732	(3,468)	94,264
Deferred loan fees	(326)	326	-
Allowance for loan losses	(1,592)	1,592	-
Deferred income taxes	4,656	(4,330)	326
Core deposit intangible	-	1,827	1,827
Other assets	6,871	2,544	9,415
Total assets acquired	$149,836	$(1,710)	$148,126

Liabilities Assumed
Deposits	$129,038	$-	$129,038
Other Liabilities	10,526	$(3,899)	6,627
Total liabilities assumed	139,564	(3,899)	135,665
Excess of assets acquired over liabilities assumed	$10,272	$2,189	12,461
Consideration paid			13,485
Goodwill recognized			$1,024

The fair values are preliminary estimates and are subject to adjustment for up to one year after the merger date or when additional information relative to the closing date fair values becomes available and such information is considered final, whichever is earlier.

For loans acquired from Coast, the contractual amounts due, expected cash flows to be collected, interest component and fair value as of the acquisition date were as follows:

Acquired Loans

(dollars in thousands, unaudited)

	Purchased Credit Impaired Loans	All Other Acquired Loans

Contractual amounts due	$2,116	$95,641
Cash flows not expected to be collected	680	-
Expected cash flows	1,436	95,641
Interest component of expected cash flows	-	2,813
Fair value of acquired loans	$1,436	$92,828

In accordance with generally accepted accounting principles, there was no carry over of the allowance for loan losses that had been previously recorded by Coast.

The operating results of the Company for the nine months ending September 30, 2016 include the operating results of Coast since the acquisition date. The following table presents the net interest and other income, net income and earnings per share as if the acquisition of Coast were effective January 1, 2016, 2015 and 2014. There were no material, nonrecurring adjustments to the pro forma net interest and other income, net income and earnings per share presented below:

(dollars in thousands, unaudited)	Nine Months Ended September 30,
	2016	2015	2014

Net interest income	$52,411	$48,128	$41,374

Net income	$14,469	$19,411	$11,440

Basic earnings per share	$1.08	$1.44	$0.82

Diluted earnings per share	$1.07	$1.43	$0.81

Note 14 – Recent Developments

On May 13, 2016, the Company acquired certain loans and deposits from Citizens Business Bank concurrent with the closure of that bank’s Porterville branch. At the time of acquisition there were a total of $10 million in deposits and $1 million in loans, which we consolidated into our Porterville Main office.

On July 8, 2016, the Company completed its acquisition of Coast Bancorp (see Note 13 to the financial statements, Acquisition).

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

OVERVIEW OF THE RESULTS OF OPERATIONS

AND FINANCIAL CONDITION

results of operations Summary

Third Quarter 2016 compared to Third Quarter 2015

Net income for the quarter ended September 30, 2016 was $3.929 million, representing a decline of $481,000, or 11%, relative to net income of $4.410 million for the quarter ended September 30, 2015. Basic and diluted earnings per share for the third quarter of 2016 were both $0.28, compared to $0.33 basic and diluted earnings per share for the third quarter of 2015. The Company’s annualized return on average equity was 7.50% and annualized return on average assets was 0.81% for the quarter ended September 30, 2016, compared to 9.32% and 1.03%, respectively, for the quarter ended September 30, 2015. The primary drivers behind the variance in third quarter net income are as follows:

•	Total non-interest expense reflects an increase of $3.836 million, or 31%, due to non-recurring acquisition costs totaling $1.695 million that were recognized in the third quarter of 2016, as well as ongoing costs stemming from the acquisition that are included in personnel costs, occupancy expense, marketing expense, data processing costs, and deposit costs. Non-acquisition increases are also evident in personnel costs, debit card processing costs, and foreclosed assets expense. Lower telecommunications expense helped offset some of the other expense increases.

•	Net interest income was up by $2.030 million, or 14%, due to growth in average interest-earning assets totaling $198 million, or 13%, and an improvement of three basis points in our net interest margin. There was no loan loss provision recorded in either quarter.

•	Total non-interest income increased by $730,000, or 17%, due primarily to higher income on Bank-owned life insurance (“BOLI”), increased activity-based fees from commercial customers, higher debit card interchange income, and lower costs associated with our limited partnership investments (which costs are reflected as an offset to income).

•	The Company’s provision for income taxes was 32% of pre-tax income in the third quarter of 2016 relative to 36% in the third quarter of 2015. Lower pre-tax income and higher non-taxable BOLI income generally reduced the tax accrual rate for 2016, but the impact of those factors was partially negated for the third quarter by declining tax credits.

First Nine Months of 2016 compared to First Nine Months of 2015

Net income for the first nine months of 2016 was $12.050 million, representing a decline of $654,000, or 5%, relative to net income of $12.704 million for the first nine months of 2015. For the first nine months of 2016 basic earnings per share were $0.90 and diluted earnings per share were $0.89, compared to $0.94 basic earnings per share and $0.93 diluted earnings per share for the first nine months of 2015. The Company’s annualized return on average equity was 8.08% and annualized return on average assets was 0.89% for the nine months ended September 30, 2016, compared to a return on equity of 9.02% and return on assets of 1.01% for the nine months ended September 30, 2015. The primary drivers behind the variance in year-to-date net income are as follows:

•	Total non-interest expense increased by $4.819 million, or 13%, due to non-recurring acquisition costs of $2.037 million in the first nine months of 2016, in addition to relatively large increases in personnel costs, occupancy expense, debit card processing costs, foreclosed assets expense, and legal/accounting costs. The expense increases were offset in part by a non-recurring reversal of certain director retirement plan accruals in the first quarter of 2016, and lower telecommunications costs.

•	Net interest income increased $2.804 million, or 6%, due to the positive impact of an increase of $117 million, or 8%, in average interest-earning assets that was partially offset by a five basis point drop in our net interest margin. There was no loan loss provision recorded in either period.

•	Total non-interest income was up $937,000, or 7%, due to fees earned from increased activity on commercial accounts, higher overdraft income, higher debit card interchange income, and lower costs associated with our limited partnership investments, offset in part by lower gains from the sale of investments and lower dividends on our FHLB stock.

•	The Company’s provision for income taxes was 33% of pre-tax income for the first nine months of 2016 and 2015. As with the quarter, lower pre-tax income and higher non-taxable BOLI income exerted downward pressure on our tax accrual rate for 2016, but the impact of those factors was almost entirely offset for the year-to-date period by declining tax credits.

Financial Condition Summary

September 30, 2016 relative to December 31, 2015

The Company’s assets totaled $1.973 billion at September 30, 2016, relative to total assets of $1.797 billion at December 31, 2015. Total liabilities were $1.765 billion at September 30, 2016 compared to $1.606 billion at the end of 2015, and shareholders’ equity totaled $209 million at September 30, 2016 compared to $190 million at December 31, 2015. The acquisition of Coast Bancorp (“Coast”) on July 8, 2016 had a significant impact on the Company’s balance sheet growth for the first nine months of 2016, including increases in loans, investments, deposits and TRUPS, as noted below, as well as the addition of a $1.827 million core deposit intangible and an increase of $1.024 million in goodwill on the acquisition date. The following is a summary of key balance sheet changes during the first nine months of 2016:

•	Cash and balances due from banks increased $17 million, or 35%, due in part to $7 million in time deposits at other financial institutions that came from the Coast acquisition, as well as cash required for former Coast branches and our new Sanger branch.

•	Investment securities were up $28 million due in part to new bond purchases, as well as the net addition of approximately $9 million in securities from the Coast acquisition.

•	Gross loans increased by $123 million, or 11%, due to the addition of $94 million in loans via the Coast acquisition and organic growth in real estate loans, agricultural production loans, and outstanding balances on mortgage warehouse lines. Loan growth for the period was also augmented by an $11 million increase in loan participations purchased by Bank of the Sierra.

•	Total nonperforming assets, namely non-accrual loans and foreclosed assets, were reduced by $4 million, or 29%, including the return to accrual status of our single largest remaining nonperforming loan. There were approximately $2 million in nonperforming loans included with the Coast acquisition, but most of those balances had been sold by September 30, 2016. The Company’s ratio of nonperforming assets to total loans plus foreclosed assets was 0.72% at September 30, 2016, compared to 1.13% at December 31, 2015 and 1.69% at September 30, 2015.

•	Deposit balances reflect net growth of $169 million, or 12%, including balances from Coast that totaled $129 million at the acquisition date, deposits from our branch acquisition in May which totaled $10 million at the acquisition date, and a $20 million increase in time deposits from the State of California. Pure organic growth has been relatively limited thus far in 2016.

•	Junior subordinated debentures increased by over $3 million due to $7 million in trust-preferred securities from Coast that were booked at their fair value, but other borrowings were reduced by $6 million, or 7%.

•	Total capital reflects an increase of $18 million, or 10%, due to the impact of shares issued as part of the consideration for the acquisition, a rising level of retained earnings, and an increase in accumulated other comprehensive income, net of the cost of common stock repurchased by the Company. Our consolidated total risk-based capital ratio increased slightly, to 17.04% at September 30, 2016 from 17.01% at year-end 2015, and remains strong relative to peer banks.

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

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income increased by $2.030 million, or 14%, for the third quarter of 2016 relative to the third quarter of 2015, and by $2.804 million, or 6%, for the first nine months of 2016 compared to the first nine months of 2015. The level of net interest income we recognize in any given period depends on a combination of factors including the average volume and yield for interest-earning assets, the average volume and cost of interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. Net interest income is also impacted by the reversal of interest for loans placed on non-accrual status during the reporting period, and the recovery of interest on loans that had been on non-accrual and were paid off, sold or returned to accrual status.

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

Average Balances and Rates

(dollars in thousands, except per share data)

	For the three months ended			For the three months ended
	Ended September 30, 2016			Ended September 30, 2015
	Average	Income/	Average	Average	Income/	Average
	Balance (1)	Expense	Rate/Yield (2)(3)	Balance (1)	Expense	Rate/Yield (2)(3)
Assets
Investments:
Federal funds sold/due from time	$11,221	$29	1.01%	$11,338	$7	0.24%
Taxable	419,218	1,879	1.75%	405,815	1,847	1.78%
Non-taxable	112,600	765	4.09%	100,352	746	4.48%
Total investments	543,039	2,673	2.22%	517,505	2,600	2.27%

Loans and Leases: (4)
Real estate	860,753	10,931	5.05%	739,583	9,608	5.15%
Agricultural	52,979	576	4.33%	33,305	346	4.12%
Commercial	124,678	1,665	5.31%	106,526	1,212	4.51%
Consumer	13,456	395	11.68%	16,548	430	10.31%
Mortgage warehouse lines	155,487	1,501	3.84%	138,657	1,271	3.64%
Direct financing leases	1,512	20	5.26%	1,813	24	5.25%
Other	2,035	33	6.45%	2,008	33	6.52%
Total loans and leases	1,210,900	15,121	4.97%	1,038,440	12,924	4.94%
Total interest earning assets (5)	1,753,939	17,794	4.13%	1,555,945	15,524	4.06%
Other earning assets	8,268			7,546
Non-earning assets	156,657			138,800
Total assets	$1,918,864			$1,702,291

Liabilities and shareholders’ equity
Interest bearing deposits:
Demand deposits	$136,467	$105	0.31%	$130,932	$97	0.29%
NOW	338,086	95	0.11%	293,575	86	0.12%
Savings accounts	211,900	59	0.11%	191,776	54	0.11%
Money market	117,854	24	0.08%	106,373	19	0.07%
CDAR’s	477	-	0.00%	11,605	2	0.07%
Certificates of deposit<$100,000	76,609	61	0.32%	75,770	60	0.31%
Certificates of deposit≥$100,000	249,132	231	0.37%	219,034	134	0.24%
Brokered deposits	-	-	0.00%	-	-	0.00%
Total interest bearing deposits	1,130,525	575	0.20%	1,029,065	452	0.17%
Borrowed Funds:
Federal funds purchased	898	1	0.44%	17	-	-
Repurchase agreements	7,704	8	0.41%	10,093	10	0.39%
Short term borrowings	36,293	42	0.46%	3,915	2	0.20%
Long term borrowings	-	-	0.00%	2,000	2	0.40%
TRUPS	37,319	261	2.78%	30,928	181	2.32%
Total borrowed funds	82,214	312	1.51%	46,953	195	1.65%
Total interest bearing liabilities	1,212,739	887	0.29%	1,076,018	647	0.24%
Demand deposits - non-interest bearing	481,996			423,789
Other liabilities	15,678			14,788
Shareholders’ equity	208,451			187,696
Total liabilities and shareholders’ equity	$1,918,864			$1,702,291

Interest income/interest earning assets			4.13%			4.06%
Interest expense/interest earning assets			0.20%			0.16%
Net interest income and margin(6)		$16,907	3.93%		$14,877	3.90%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Loan fees (costs) have been included in the calculation of interest income. Loan fees (costs) were approximately $156 thousand and $(56) thousand for the quarters ended September 30, 2016 and 2015. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

Average Balances and Rates

(dollars in thousands, except per share data)

	For the nine months ended September 30, 2016			For the nine months ended September 30, 2015
	Average Balance (1)	Income/ Expense	Average Rate/Yield(2)(3)	Average Balance (1)	Income/ Expense	Average Rate/Yield(2)(3)
Assets
Investments:
Federal funds sold/Due from time	$11,996	$61	0.67%	$12,943	$26	0.26%
Taxable	416,177	6,114	1.93%	408,609	6,191	2.00%
Non-taxable	106,396	2,225	4.23%	99,222	2,202	4.50%
Total Investments	534,569	8,400	2.36%	520,774	8,419	2.43%

Loans and Leases: (4)
Real Estate	803,958	30,287	5.03%	715,300	28,048	5.24%
Agricultural	48,678	1,598	4.39%	29,850	915	4.10%
Commercial	112,466	4,128	4.90%	107,514	3,751	4.66%
Consumer	14,140	1,218	11.51%	17,401	1,273	9.78%
Mortgage Warehouse Lines	136,899	3,972	3.88%	142,832	3,965	3.71%
Direct Financing Leases	1,574	61	5.18%	1,926	76	5.28%
Other	2,004	96	6.40%	2,100	96	6.11%
Total Loans and Leases	1,119,719	41,360	4.93%	1,016,923	38,124	5.01%
Total Interest Earning Assets (5)	1,654,288	49,760	4.11%	1,537,697	46,543	4.15%
Other Earning Assets	7,890			7,330
Non-Earning Assets	142,825			138,318
Total Assets	$1,805,003			$1,683,345

Liabilities and Shareholders’ Equity
Interest Bearing Deposits:
Demand Deposits	$136,708	$309	0.30%	$122,329	$270	0.30%
NOW	320,151	261	0.11%	290,102	258	0.12%
Savings Accounts	203,639	168	0.11%	184,303	154	0.11%
Money Market	105,065	56	0.07%	111,916	61	0.07%
CDAR’s	4,858	3	0.08%	11,392	6	0.07%
Certificates of Deposit<$100,000	75,039	175	0.31%	77,639	187	0.32%
Certificates of Deposit≥$100,000	230,436	601	0.35%	215,095	398	0.25%
Brokered Deposits	-	-	0.00%	861	11	1.71%
Total Interest Bearing Deposits	1,075,896	1,573	0.20%	1,013,637	1,345	0.18%
Borrowed Funds:
Federal Funds Purchased	766	4	0.70%	8	-	-
Repurchase Agreements	8,872	26	0.39%	8,498	25	0.39%
Short Term Borrowings	23,239	77	0.44%	13,259	18	0.18%
Long Term Borrowings	409	-	0.00%	2,674	9	0.45%
TRUPS	33,074	663	2.68%	30,928	533	2.30%
Total Borrowed Funds	66,360	770	1.55%	55,367	585	1.41%
Total Interest Bearing Liabilities	1,142,256	2,343	0.27%	1,069,004	1,930	0.24%
Demand deposits - non interest bearing	448,502			410,955
Other liabilities	15,001			15,101
Shareholders ’ equity	199,244			188,285
Total liabilities and shareholders’ equity	$1,805,003			$1,683,345

Interest Income/Interest Earning Assets			4.11%			4.15%
Interest Expense/Interest Earning Assets			0.18%			0.17%
Net Interest Income and Magin(6)		$47,417	3.93%		$44,613	3.98%

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.
(2)	Yields and net interest margin have been computed on a tax equivalent basis utilizing a 35% effective tax rate.
(3)	Annualized
(4)	Loan (costs) fees have been included in the calculation of interest income. Loan (costs) fees were approximately $(7) thousand and $303 thousand for the nine months ended September 30, 2016 and 2015. Loans are gross of the allowance for possible loan losses.
(5)	Non-accrual loans have been included in total loans for purposes of computing total earning assets.
(6)	Net interest margin represents net interest income as a percentage of average interest-earning assets.

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

Volume & Rate Variances

(dollars in thousands)

	Three months ended September 30,			Nine months ended September 30,
	2016 over 2015			2016 over 2015
	Increase (decrease) due to			Increase (decrease) due to
Assets:	Volume	Rate	Net	Volume	Rate	Net
Investments:
Federal funds sold / Due from time	$-	$22	$22	$(2)	$37	$35
Taxable	61	(29)	32	115	(192)	(77)
Non-taxable(1)	91	(72)	19	159	(136)	23
Total Investments	152	(79)	73	272	(291)	(19)
Loans and Leases:
Real Estate	1,574	(251)	1,323	3,476	(1,237)	2,239
Agricultural	204	26	230	577	106	683
Commercial	207	246	453	173	204	377
Consumer	(80)	45	(35)	(239)	184	(55)
Mortgage Warehouse	154	76	230	(165)	172	7
Direct Financing Leases	(4)	-	(4)	(14)	(1)	(15)
Other	-	-	-	(4)	4	-
Total Loans and Leases	2,055	142	2,197	3,804	(568)	3,236
Total Interest Earning Assets	$2,207	$63	$2,270	$4,076	$(859)	$3,217
Liabilities
Interest Bearing Deposits:
Demand Deposits	$4	$4	$8	$32	$7	$39
NOW	13	(4)	9	27	(24)	3
Savings Accounts	6	(1)	5	16	(2)	14
Money Market	2	3	5	(4)	(1)	(5)
CDAR’s	(2)	-	(2)	(3)	-	(3)
Certificates of Deposit < $100,000	1	-	1	(6)	(6)	(12)
Certificates of Deposit > $100,000	18	79	97	28	175	203
Brokered Deposits	-	-	-	(11)	-	(11)
Total Interest Bearing Deposits	42	81	123	79	149	228
Borrowed Funds:
Federal Funds Purchased	-	1	1	-	4	4
Repurchase Agreements	(2)	-	(2)	1	-	1
Short Term Borrowings	17	23	40	14	45	59
Long Term Borrowings	(2)	-	(2)	(8)	(1)	(9)
TRUPS	37	43	80	37	93	130
Total Borrowed Funds	50	67	117	44	141	185
Total Interest Bearing Liabilities	92	148	240	123	290	413
Net Interest Margin/Income	$2,115	$(85)	$2,030	$3,953	$(1,149)	$2,804

(1)	Yields on tax exempt income have not been computed on a tax equivalent basis.

The volume variance calculated for the third quarter of 2016 relative to the third quarter of 2015 was a favorable $2.115 million, due to an increase of $198 million, or 13%, in the average balance of interest-earning assets resulting from growth in loans and investments, including the impact of the Coast acquisition. The rate variance for the third quarter comparison was an unfavorable $85,000. Our yield on investments dropped by five basis points for the comparative quarters, due to the reinvestment of cash flows in a historically low interest rate environment, but our weighted average yield on loans was up three basis points, due in part to the impact of discount accretion on loans from the Coast acquisition and a small increase in non-recurring interest income. Nonrecurring interest income, primarily in the form of interest recovered on non-accrual loans net of interest reversed on loans placed on non-accrual status, totaled $117,000 in the third quarter of 2016 relative to $102,000 in the third quarter of 2015. Our weighted average cost of interest-bearing liabilities increased by five basis points primarily because of higher interest rates paid on trust-preferred securities (“TRUPS”), short-term borrowings and large time deposits. The unfavorable rate variance includes the allocation of an unfavorable variance attributable to both rate and volume changes (as per the calculations noted above).

The Company’s net interest margin, which is tax-equivalent net interest income as a percentage of average interest-earning assets, was affected by the same factors discussed above relative to rate and volume variances. Our net interest margin was 3.93% in the third quarter of 2016, an increase of three basis points relative to the third quarter of 2015. The principal development affecting our net interest margin in the third quarter of 2016 was a higher yield on loans, partially offset by a lower yield on investments and higher rates on deposits and other interest-bearing liabilities. Loan yields are still being negatively impacted by highly competitive conditions, but those pressures were offset in the third quarter of 2016 by the accretion of the discount on acquisition loans that were booked at their fair values.

For net interest income in the first nine months of 2016 relative to the first nine months of 2015, a favorable variance of $3.953 million attributable to volume changes was partially offset by an unfavorable rate variance of $1.149 million. The volume variance for the year-to-date period was due to an increase of $117 million, or 8%, in average interest-earning assets, which was enhanced by strong growth in the average balance of loans relative to lower-yielding investments. The negative rate variance for the year-to-date period is the result of lower yields on loans and investments, combined with a slightly higher weighted average rate on interest-bearing liabilities. In addition to competitive pressures on loan rates, the year-to-date rate variance was impacted by nonrecurring interest income, with totaled only $181,000 for the first nine months of 2016 but added $513,000 to interest income for the first nine months of 2015. The unfavorable rate variance was exacerbated by the allocation of variances attributable to both rate and volume changes, and was also affected by the volume differential between interest-earning assets and interest-bearing liabilities. That differential averaged $469 million for the first nine months of 2015, the base period for the rate variance calculation, thus the decrease in our earning asset yield was applied to a much higher balance than the rate increase for interest-bearing liabilities and had a proportionately greater impact on net interest income. The Company’s net interest margin for the first nine months of 2016 was 3.93%, a drop of five basis points relative to our net interest margin for the first nine months of 2015.

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

Even without a loan loss provision in recent periods we have been able to maintain our allowance for loan and lease losses at a level that, in Management’s judgment, is adequate to absorb probable loan losses related to specifically-identified impaired loans as well as probable incurred losses in the remaining loan portfolio. Specifically identifiable and quantifiable loan losses are immediately charged off against the allowance. The Company recorded $162,000 in net loan balances charged off in the third quarter of 2016 relative to $137,000 in net loans charged off in the third quarter of 2015, and net charge-offs were $543,000 in the first nine months of 2016 relative to $836,000 in the first nine months of 2015. Despite growth in outstanding loan balances, a loan loss provision has not been recorded in recent periods due to the following factors: all of the loans acquired from Coast were booked at their fair values, and thus did not initially require a loan loss allowance; loan charge-offs have primarily been recorded against pre-established reserves, which alleviated what otherwise might have been a need for reserve replenishment; organic growth in our performing loan portfolio has been concentrated in loan types with low historical loss rates, thus having a positive impact on general reserves for performing loans; and, new loans booked since the great recession have been underwritten using tighter credit standards than was the case for many legacy loans. Partially offsetting these favorable factors for the first nine months of 2016 was the transfer of certain energy-related credits into a higher-risk credit quality classification, with elevated historical loss rates applied in calculating required loan loss reserves.

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

NON-INTEREST INCOME and NON-INTEREST expense

The following table provides details on the Company’s non-interest income and non-interest expense for the three-month and nine-month periods ended September 30, 2016 and 2015:

	For the three months ended September 30,				For the nine months ended September 30,
	2016	% of Total	2015	% of Total	2016	% of Total	2015	% of Total
NON-INTEREST INCOME:
Service charges on deposit accounts	$2,686	53.82%	$2,611	61.28%	$7,535	54.37%	$6,880	53.24%
Other service charges, commissions & fees	1,893	37.93%	1,714	40.23%	5,484	39.57%	5,186	40.13%
Gains on securities	90	1.80%	108	2.53%	212	1.53%	431	3.34%
Bank owned life insurance	302	6.05%	(93)	-2.18%	741	5.35%	495	3.83%
Other	20	0.40%	(79)	-1.86%	(113)	-0.82%	(70)	-0.54%
Total non-interest income	$4,991	100.00%	$4,261	100.00%	$13,859	100.00%	$12,922	100.00%
As a % of average interest-earning assets (1)		1.13%		1.09%		1.12%		1.12%

OTHER OPERATING EXPENSE
Salaries and employee benefits	$6,866	42.59%	$5,904	48.06%	$20,355	46.99%	$18,924	49.16%
Occupancy costs
Furniture & equipment	651	4.04%	515	4.19%	1,814	4.19%	1,527	3.97%
Premises	1,412	8.76%	1,319	10.74%	3,866	8.93%	3,633	9.44%
Advertising and marketing costs	576	3.57%	425	3.46%	1,761	4.07%	1,671	4.34%
Data processing costs	933	5.79%	791	6.44%	2,560	5.91%	2,488	6.46%
Deposit services costs	1,063	6.59%	872	7.10%	2,785	6.43%	2,421	6.29%
Loan services costs
Loan processing	148	0.92%	259	2.11%	506	1.17%	743	1.93%
Foreclosed assets	84	0.52%	(64)	-0.52%	535	1.24%	173	0.45%
Other operating costs
Telephone & data communications	392	2.43%	455	3.70%	1,141	2.63%	1,435	3.73%
Postage & mail	284	1.76%	287	2.34%	737	1.70%	739	1.92%
Other	252	1.57%	210	1.70%	638	1.47%	588	1.53%
Professional services costs
Legal & accounting	463	2.87%	405	3.30%	1,312	3.03%	1,114	2.89%
Acquisition Costs	1,695	10.51%	-	0.00%	2,037	4.70%	101	0.26%
Other professional service	596	3.70%	255	2.08%	1,464	3.38%	1,198	3.11%
Stationery & supply costs	416	2.58%	361	2.94%	1,066	2.46%	1,022	2.65%
Sundry & tellers	290	1.80%	291	2.36%	738	1.70%	719	1.87%
Total non-interest expense	$16,121	100.00%	$12,285	100.00%	$43,315	100.00%	$38,496	100.00%
As a % of average interest-earning assets (1)		3.66%		3.13%		3.51%		3.35%
Efficiency Ratio (2)	72.02%		63.38%		69.13%		65.74%

(1)	Annualized
(2)	Tax Equivalent

Total non-interest income increased by $730,000, or 17%, for the quarterly comparison and $937,000, or 7%, for the comparative year-to-date periods. Both the third quarter and the first nine months of 2016 saw a higher level of customer activity that generated additional fee income and experienced higher income on bank-owned life insurance (“BOLI”), but reflect lower gains on the sale of investment securities. The year-to-date comparison was also impacted by a drop in dividends on our FHLB stock, due to a special non-recurring dividend received in 2015. Total non-interest income was an annualized 1.13% of average interest-earning assets in the third quarter of 2016 relative to 1.09% in the third quarter of 2015, and was 1.12% of average interest-earning assets for the first nine months of 2016 and 2015.

Service charge income on deposits increased by $75,000, or 3%, for the quarterly comparison and $655,000, or 10%, for the first nine months, due primarily to fees earned from increased activity on commercial deposit accounts and, for the year-to-date comparison, higher overdraft income. Other service charges, commissions, and fees increased by $179,000, or 10%, for the third quarter and $298,000, or 6%, for the first nine months, largely as a result of higher debit card interchange income and non-deposit fees earned from business customers. Gains realized on the sale of investment securities totaled $90,000 in the third quarter of 2016 relative to $108,000 in the third quarter of 2015, for a decline of $18,000, or 17%. For the first nine months, investment gains totaled $212,000 in 2016 compared to $431,000 in 2015, representing a drop of $219,000, or 51%.

BOLI income is derived from two basic types of policies owned by the Company: “separate account” life insurance policies associated with deferred compensation plans, and “general account” life insurance. BOLI income experienced a favorable change of $395,000 in the third quarter of 2016 relative to the third quarter of 2015, and was up by $246,000, or 50%, for the year-to-date comparison due to higher income on separate account BOLI, which was partially offset by a higher cost of insurance, lower income crediting rates, and the impact of a slight reduction in general account BOLI policies in early 2016. At September 30, 2016 the Company’s books reflect a $38.9 million net cash surrender value for general account BOLI, down slightly from $39.3 million at the end of 2015 due to certain policies that were paid out in the first quarter of 2016. General account BOLI generates income that is used to fund expenses associated with executive salary continuation plans, director retirement plans and other employee benefits. Interest credit rates on general account BOLI do not change frequently and the income is typically fairly consistent, but rate reductions and an increase in the cost of insurance for certain policies have led to lower income in recent periods. The Company also had $5.3 million invested in separate account BOLI at September 30, 2016, which produces income that helps offset expense accruals for deferred compensation accounts the Company maintains for certain directors and senior officers. Those accounts have returns pegged to participant-directed investment allocations that can include equity, bond, or real estate indices, and are thus subject to gains or losses which often contribute to significant fluctuations in income (and associated expense accruals). There was a gain on separate account BOLI totaling $110,000 in the third quarter of 2016 relative to a loss of $337,000 in the third quarter of 2015, for an absolute difference of $447,000. For the first nine months, there was a gain of $121,000 in 2016 compared to a loss of $229,000 in 2015, for an absolute difference of $350,000. As noted, gains and losses on separate account BOLI are related to expense accruals or reversals associated with participant gains and losses on deferred compensation balances, thus their impact on taxable income tends to be minimal.

The “Other” category under non-interest income reflects a favorable swing of $99,000 for the quarter, but an unfavorable change of $43,000 for the year-to-date period. This line item includes gains and losses on the disposition of assets other than OREO, rent on bank-owned property other than OREO, dividends on restricted stock, and other miscellaneous income. Pass-through expenses associated with our investments in low-income housing tax credit funds and other limited partnership investments are netted against this category. Within “Other” non-interest income, favorable variances are evident in limited partnership investment costs for both the quarterly and year-to-date comparisons, but favorable year-to-date variances were more than offset by the impact of a $245,000 special dividend received on our FHLB stock in the second quarter of 2015.

Total non-interest expense increased by $3.836 million, or 31%, in the third quarter of 2016 relative to the third quarter of 2015, and by $4.819 million, or 13%, for the first nine months of 2016 compared to the first nine months of 2015. As detailed below there were several significant fluctuations within non-interest expense, including items of a non-recurring nature. Because of the increase in total non-interest expense, it rose to an annualized 3.66% of average interest-earning assets in the third quarter of 2016 relative to 3.13% in the third quarter of 2015, and to 3.51% for the first nine months of 2016 relative to 3.35% for the first nine months of 2015.

The largest component of non-interest expense, salaries and employee benefits, increased by $962,000, or 16%, for the third quarter of 2016 over the third quarter of 2015, and by $1.431 million, or 8%, for the first nine months of 2016 compared to the first nine months of 2015. Salaries and benefits expense for the third quarter of 2016 includes expenses for former Coast employees retained subsequent to the acquisition. Furthermore, the increase in salaries and benefits includes higher deferred compensation expense, which was up by $137,000 for the quarter and $120,000 for the first nine months in conjunction with the aforementioned increase in BOLI income. Both the quarterly and year-to-date increases also include salary adjustments in the normal course of business, higher staffing levels as vacant positions were filled, and increases in temporary salaries and overtime costs totaling $68,000 for the quarter and $186,000 for the first nine months, primarily due to staffing costs incurred in conjunction with the Coast acquisition and subsequent system conversion. The year-to-date comparison was impacted further by a $46,000 increase in equity incentive compensation costs due to stock options issued to Company officers during the first quarter of 2016. Those increases were partially offset by lower group health insurance costs. Personnel expense was also favorably impacted by a higher level of deferred salaries directly related to successful loan originations, which are an offset to current period expense and which increased by $236,000 in the third quarter and $213,000 for the first nine months. Total salaries and benefits dropped as a percentage of total non-interest expense for the comparative quarters, due to the disproportionate increase in total non-interest expense created by non-recurring acquisition costs.

Occupancy expense was up $229,000, or 12%, for the quarter, and $520,000, or 10%, for the first nine months due primarily to occupancy costs associated with the former Coast National Bank locations, rent escalations in the normal course of business, depreciation expense on office renovations undertaken in recent periods, and for the year-to-date comparison, costs associated with our loan production office which opened in May 2015.

Marketing costs were up by $151,000, or 36%, for the third quarter of 2016 and $90,000, or 5%, for the first nine months, due primarily to marketing efforts targeting our expanded geography. Data processing costs increased by $142,000 for the third quarter and $72,000 for the first nine months, largely due to ongoing costs associated with the acquisition which were partially offset for the year-to-date comparison by ongoing efforts to manage network and other information technology costs. Total deposit services costs increased by $191,000, or 22%, for the quarterly comparison and by $364,000, or 15%, for the first nine months due primarily to activity-related increases in debit card processing costs, as well as amortization expense on our core deposit intangible which was up $54,000 for the quarter and $65,000 for the year-to-date period.

Loan processing costs were reduced by $111,000, or 43%, for the comparative quarters and $237,000, or 32%, for the first nine months. The reductions for the quarter and the first nine months include lower appraisal and inspection costs, while the year-to-date comparison also reflects declining collection and foreclosure costs. Net costs associated with foreclosed assets, on the other hand, reflect an unfavorable swing of $148,000 in the third quarter of 2016 relative to the third quarter of 2015, and were up by $362,000, or 209%, in the first nine months of 2016 as compared to the first nine months of 2015, due in large part to small net losses on OREO sales in 2016 relative to net gains in 2015, in addition to higher OREO write-downs and operating expense in 2016.

Telecommunications expense was reduced by $63,000, or 14%, in the third quarter of 2016 relative to the third quarter of 2015 and by $294,000, or 20%, for the year-to-date period due to focused efforts to increase efficiencies in this area, although the year-to-date reduction includes non-recurring credits received from prior period overbillings. Postage costs were roughly the same in 2016 as in 2015. The “Other” category under other operating costs increased slightly for both the third quarter and first nine months, due to higher training and education costs.

Under professional services costs, legal and accounting costs increased by $58,000, or 14%, in the third quarter of 2016 and $198,000, or 18%, for the first nine months due to rising costs for both internal and independent audits as well as higher legal expense. The cost of other professional services increased by $341,000, or 134%, for the third quarter and by $266,000, or 22%, for the first nine months. The increases include higher directors’ deferred compensation expense, which rose by $302,000 for the third quarter and $218,000 for the first nine months in conjunction with the aforementioned increase in separate account BOLI income, as well as an increase in directors’ fees due to more meetings and an expanded Board. The comparative results for the first nine months also reflects $101,000 in equity incentive compensation costs for stock options issued to our directors during the first quarter of 2016, and a higher FDIC assessment,. The year-to-date increases were partially offset, however, by a non-recurring expense reversal of $173,000 in director retirement plan accruals in the first quarter of 2016, subsequent to the death of a former director and the payment of split-dollar life insurance proceeds to his beneficiary.

Non-recurring acquisition costs totaled $1.695 million in the third quarter of 2016 relative to zero in the third quarter of 2015, and were $2.037 million for the first nine months of 2016 as compared to $101,000 in the first nine months of 2015. There are additional non-recurring acquisition costs that the Company will expense or accrue for by year-end, but the amount of such costs cannot yet be determined with any degree of certainty.

Stationery and supply costs increased by $55,000, or 15%, for the third quarter and by $44,000, or 4%, for the first nine months, with the increases stemming primarily from the cost of outfitting former Coast branches with Bank of the Sierra supplies. Sundry and teller losses were at similar levels in 2016 and 2015.

Due to the increase in total overhead expense, the Company’s tax-equivalent overhead efficiency ratio increased to 72.02% in the third quarter of 2016 from 63.38% in the third quarter of 2015, and to 69.13% for the first nine months of 2016 from 65.74% for the first nine months of 2015. The overhead efficiency ratio represents total non-interest expense divided by the sum of fully tax-equivalent net interest and non-interest income, with the provision for loan losses and investment gains/losses excluded from the equation.

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

The Company’s provision for income taxes was 32% of pre-tax income in the third quarter of 2016 relative to 36% in the third quarter of 2015, and 33% in the first nine months of 2016 and 2015. Lower pre-tax income and higher non-taxable BOLI income generally reduced the tax accrual rate for 2016, although the impact of those factors was partially negated for the third quarter, and almost entirely offset for the year-to-date comparison, by declining tax credits.

balance sheet analysis

EARNING ASSETS

The Company’s interest-earning assets are comprised of investments and loans, and the composition, growth characteristics, and credit quality of both of those components are significant determinants of the Company’s financial condition. Investments are analyzed in the section immediately below, while the loan and lease portfolio and other factors affecting earning assets are discussed in the sections following investments.

INVESTMENTS

The Company’s investments can at any given time consist of debt securities and marketable equity securities (together, the “investment portfolio”), investments in the time deposits of other banks, surplus interest-earning balances in our Federal Reserve Bank (“FRB”) account, and overnight fed funds sold. Surplus FRB balances and fed funds sold to correspondent banks represent the temporary investment of excess liquidity. The Company’s investments serve several purposes: 1) they provide liquidity to even out cash flows from the loan and deposit activities of customers; 2) they provide a source of pledged assets for securing public deposits, bankruptcy deposits and certain borrowed funds which require collateral; 3) they constitute a large base of assets with maturity and interest rate characteristics that can be changed more readily than the loan portfolio, to better match changes in the deposit base and other funding sources of the Company; 4) they are another interest-earning option for surplus funds when loan demand is light; and 5) they can provide partially tax exempt income. Aggregate investments totaled $544 million, or 28% of total assets at September 30, 2016, compared to $510 million, or 28% of total assets at December 31, 2015.

We had no fed funds sold at the end of the reporting periods, but interest-bearing balances at other banks increased to $9 million at September 30, 2016 from $2 million at December 31, 2015, due to $7 million in time deposits at other financial institutions that were part of the Coast acquisition. The Company’s investment portfolio had a book balance of $536 million at September 30, 2016, reflecting an increase of $28 million, or 6%, for the first nine months of 2016 due to the net addition of approximately $9 million in bonds from the Coast acquisition and the investment of excess liquidity. The Coast acquisition involved $23 million in investment securities as of the acquisition date, but $15 million in corporate bonds and other securities were sold by the Company shortly after the acquisition. The Company carries investments at their fair market values. We currently have the intent and ability to hold our investment securities to maturity, but the securities are all marketable and are classified as “available for sale” to allow maximum flexibility with regard to interest rate risk and liquidity management. The expected average life for bonds in our investment portfolio was 3.6 years and their average effective duration was 2.2 at September 30, 2016, both down slightly relative to year-end 2015.

The following table sets forth the amortized cost and fair market value of Company’s investment portfolio by investment type as of the dates noted:

Investment Portfolio

(dollars in thousands, unaudited)

	September 30, 2016		December 31, 2015

	Amortized	Fair Market	Amortized	Fair Market
	Cost	Value	Cost	Value
Available for Sale
US Government agencies & corporations	$24,555	$24,811	$28,801	$29,042
Mortgage-backed securities	392,831	396,029	374,683	375,061
State & political subdivisions	109,663	113,611	99,093	102,183
Other securities	500	1,129	575	1,296
Total investment securities	$527,549	$535,580	$503,152	$507,582

The net unrealized gain on our investment portfolio, or the difference between the fair market value and amortized cost, was $8.0 million at September 30, 2016, up from $4.4 million at December 31, 2015 due to lower long-term interest rates. The Coast acquisition included $2 million in US Government agency securities, but the aggregate balance of this portfolio segment declined by $4 million, or 15%, during the first nine months of 2016 due primarily to bond maturities. Mortgage-backed securities increased by $21 million, or 6%, due to almost $4 million added as part of the Coast acquisition as well as bond purchases and higher market valuations, net of prepayments in the portfolio. Municipal bond balances were also up by over $11 million, or 11%, due to the addition of $3 million in taxable municipal bonds from Coast, as well as bond purchases and increases in market valuations. It should be noted that municipal bonds purchased in recent periods have strong underlying ratings, and all municipal bonds in our portfolio are evaluated quarterly for potential impairment. The balance of other securities fell by $167,000, or 13%, due primarily to the liquidation of one of our equity positions at a gain during the second quarter of 2016.

Investment securities that were pledged as collateral for Federal Home Loan Bank borrowings, repurchase agreements, public deposits and other purposes as required or permitted by law totaled $201 million at September 30, 2016 and $180 million at December 31, 2015, leaving $334 million in unpledged debt securities at September 30, 2016 and $326 million at December 31, 2015. Securities that were pledged in excess of actual pledging needs and were thus available for liquidity purposes, if needed, totaled $59 million at September 30, 2016 and $57 million at December 31, 2015.

Loan AND LEASE Portfolio

The Company’s loans and leases, gross of the associated allowance for losses and deferred fees and origination costs, totaled $1.256 billion at September 30, 2016, an increase of $123 million, or 11%, since December 31, 2015. The increase includes the impact of the Coast acquisition, as well as relatively strong organic growth in the latter part of the second quarter and in the third quarter, which more than offset the decline experienced in the first quarter of 2016 from lower utilization on mortgage warehouse lines and a relatively high level of prepayments.

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

Loan and Lease Distribution

(dollars in thousands, unaudited)

	September 30, 2016	December 31, 2015

Real Estate:
1-4 family residential construction	$31,239	$14,941
Other construction/land	30,969	37,359
1-4 family - closed-end	137,005	137,356
Equity lines	41,749	44,233
Multi-family residential	30,294	27,222
Commercial real estate- owner occupied	248,387	218,708
Commercial real estate- non-owner occupied	219,522	165,107
Farmland	135,926	133,182
Total real estate	875,091	778,108
Agricultural	52,640	46,237
Commercial and industrial	130,087	113,207
Mortgage warehouse lines	185,865	180,355
Consumer loans	12,647	14,949
Total loans and leases	$1,256,330	$1,132,856
Percentage of Total Loans and Leases
Real Estate:
1-4 family residential construction	2.49%	1.32%
Other construction/land	2.47%	3.30%
1-4 family - closed-end	10.91%	12.12%
Equity lines	3.32%	3.90%
Multi-family residential	2.41%	2.40%
Commercial real estate- owner occupied	19.77%	19.31%
Commercial real estate- non-owner occupied	17.47%	14.57%
Farmland	10.82%	11.76%
Total real estate	69.66%	68.68%
Agricultural	4.19%	4.08%
Commercial and industrial	10.35%	9.99%
Mortgage warehouse lines	14.79%	15.93%
Consumer loans	1.01%	1.32%
Total loans and leases	100.00%	100.00%

For the first nine months of 2016, total real estate loans increased by $97 million, or 12%, due in large part to $69 million in balances from the Coast acquisition, as well as organic growth in commercial real estate loans. Agricultural production loans were also up by over $6 million, or 14%, due to organic growth. Commercial loan balances reflect a net increase of $17 million, or 15%, due to $22 million in loans from the Coast acquisition, partially offset by prepayments in our legacy portfolio. Outstanding balances on mortgage warehouse lines were up $6 million, or 3%, despite a drop in utilization on lines to 55% at September 30, 2016 from 60% at December 31, 2015, due to the addition of new customers and a corresponding increase in total lines. Mortgage lending activity is highly correlated with changes in interest rates and refinancing activity and has historically been subject to significant fluctuations, so no assurance can be provided with regard to our ability to maintain or grow mortgage warehouse balances. Consumer loans declined by $2 million, or 15%. Net loan growth during the first nine months of 2016 was augmented by an increase of $11 million in loan participations from other community banks located in higher growth areas of California. Because of an additional $13 million in participation loans included in the Coast loan portfolio, our balance of loan participations purchased now totals $31 million.

While lending activity in certain sectors has strengthened recently and our pipeline of loans in process of approval continues to grow, loan growth was adversely impacted earlier in the year by a relatively high rate of loan payoffs and a diminished level of lending activity. Management remains highly focused on achieving continued net growth in loans, but prepayments remain at elevated levels so no assurance can be provided in that regard.

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

Nonperforming Assets and Performing Troubled Debt Restructurings

(dollars in thousands, unaudited)

	September 30, 2016	December 31, 2015	September 30, 2015
NON-ACCRUAL LOANS:
Real Estate:
1-4 family residential construction	$-	$-	$-
Other construction/land	590	457	163
1-4 family - closed-end	975	2,298	2,478
Equity lines	1,898	1,770	1,265
Multi-family residential	-	630	-
Commercial real estate- owner occupied	1,485	2,325	2,547
Commercial real estate- non-owner occupied	69	262	6,957
Farmland	295	610	47
TOTAL REAL ESTATE	5,312	8,352	13,457
Agriculture	89	-	-
Commercial and industrial	438	710	829
Mortgage warehouse lines	-	-	-
Consumer loans	446	572	590
TOTAL NONPERFORMING LOANS	6,285	9,634	14,876

Foreclosed assets	2,782	3,193	3,003
Total nonperforming assets	$9,067	$12,827	$17,879
Performing TDR’s (1)	$14,478	$12,431	$11,928
Nonperforming loans as a % of total gross loans and leases	0.50%	0.85%	1.41%
Nonperforming assets as a % of total gross loans
and leases and foreclosed assets	0.72%	1.13%	1.69%

(1)	Performing TDRs are not included in nonperforming loans above, nor are they included in the numerators used to calculate the ratios disclosed in this table.

Total nonperforming assets were reduced by $3.8 million, or 29%, during the first nine months of 2016. Nonperforming loans were decreased by $3.3 million, or 35%, while foreclosed assets were down $411,000, or 13%. Additions to nonperforming loans included approximately $2 million in nonperforming loans from the Coast acquisition, but the majority of those balances were sold prior to the end of the period. The balance of nonperforming loans at September 30, 2016 includes $4.6 million in TDRs and other loans that were paying as agreed, but which met the technical definition of nonperforming and were classified as such. As shown in the table, we also had $14.5 million in loans classified as performing TDRs for which we were still accruing interest as of September 30, 2016, an increase of $2.0 million, or 16%, relative to December 31, 2015 due in part to a large nonperforming TDR that was reinstated to accrual status during the first quarter of 2016.

Non-accruing loan balances secured by real estate comprised $5.3 million of total nonperforming loans at September 30, 2016, down $3.0 million, or 36%, since December 31, 2015. The gross reduction in nonperforming real estate loans in the first nine months of 2016 totaled $6.7 million, including principal pay-downs of $3.5 million, gross charge-offs of $223,000, balances totaling $2.1 million returned to accrual status, and transfers to OREO, but reductions were partially offset by $3.6 million in additions during the period. Nonperforming commercial loans were down by $272,000, or 38%, and nonperforming consumer loans also declined by $126,000, or 22%, during the first nine months of 2016.

As noted above, foreclosed assets were reduced by $411,000, or 13%, during the first nine months of 2016 due to the sale of certain properties and $275,000 in write-downs on OREO, partially offset by additions totaling $847,000. The balance of foreclosed assets had an aggregate carrying value of $2.8 million at September 30, 2016, and was comprised of 13 properties classified as OREO and two mobile homes. At the end of 2015 foreclosed assets totaled $3.2 million, consisting of 16 properties classified as OREO and two mobile homes. All foreclosed assets are periodically evaluated and written down to their fair value less expected disposition costs, if lower than the then-current carrying value.

Total nonperforming assets were 0.72% of gross loans and leases plus foreclosed assets at September 30, 2016, down from 1.13% at December 31, 2015 and 1.69% at September 30, 2015. An action plan is in place for each of our non-accruing loans and foreclosed assets and they are all being actively managed. Collection efforts are continuously pursued for all nonperforming loans, but we cannot provide assurance that they will be resolved in a timely manner or that nonperforming balances will not increase.

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

The Company’s allowance for loan and lease losses was $9.9 million, or 0.79% of gross loans at September 30, 2016, relative to $10.4 million, or 0.92% of gross loans at December 31, 2015. The decline in the dollar amount of the allowance in the first nine months of 2016 was due to the fact that the majority of loan charge-offs during the period were charged against specific loss reserves established in previous periods and therefore did not lead to the need for reserve replenishment. Moreover, our need for loss reserves has been favorably impacted in recent periods by loan growth in portfolio segments with relatively low historical loss rates, and by continued credit quality improvement in the performing loan portfolio in general as loans booked or renewed since the great recession have been underwritten using tighter credit criteria. Partially offsetting these favorable factors was the transfer of certain energy-related credits into a higher-risk credit quality classification in the second quarter of 2016, with elevated historical loss rates applied in calculating the appropriate loss allowance for those loans. The ratio of the allowance to nonperforming loans was 157.22% at September 30, 2016, relative to 108.19% at December 31, 2015 and 69.99% at September 30, 2015. A separate allowance of $344,000 for potential losses inherent in unused commitments is included in other liabilities at September 30, 2016.

The table that follows summarizes the activity in the allowance for loan and lease losses for the noted periods:

Allowance for Loan and Lease Losses

(dollars in thousands, unaudited)

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015	For the year ended December 31, 2015
Balances:
Average gross loans and leases outstanding during period	$1,210,900	$1,038,440	$1,119,719	$1,016,923	$1,027,983
Gross loans and leases outstanding at end of period	$1,256,330	$1,054,136	$1,256,330	$1,054,136	$1,132,856

Allowance for Loan and Lease Losses:
Balance at beginning of period	$10,042	$10,549	$10,423	$11,248	$11,248
Provision charged to expense	-	-	-	-	-
Charge-offs
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	-	-	6	72	73
1-4 family - closed-end	-	-	97	224	224
Equity Lines	-	-	94	72	92
Multi-family residential	-	-	50	-	-
Commercial real estate- owner occupied	-	-	23	318	317
Commercial real estate- non-owner occupied	-	-	10	-	-
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	-	-	280	686	706
Agricultural	-	-	-	-	-
Commercial & industrial loans	23	80	197	255	395
Consumer Loans	458	522	1,443	1,313	1,739
Total	$481	$602	$1,920	$2,254	$2,840
Recoveries
Real Estate
1-4 family residential construction	-	-	-	-	-
Other Construction/Land	-	58	329	117	117
1-4 family - closed-end	6	4	10	32	93
Equity Lines	2	3	9	186	189
Multi-family residential	-	-	-	-	-
Commercial real estate- owner occupied	-	-	34	106	106
Commercial real estate- non-owner occupied	-	-	23	-	246
Farmland	-	-	-	-	-
TOTAL REAL ESTATE	8	65	405	441	751
Agricultural	3	73	7	78	81
Commercial and Industrial	97	65	257	189	225
Consumer Loans	211	262	708	710	958
Total	$319	$465	$1,377	$1,418	$2,015
Net loan charge offs (recoveries)	$162	$137	$543	$836	$825
Balance at end of period	$9,880	$10,412	$9,880	$10,412	$10,423

RATIOS
Net Charge-offs to Average Loans and Leases (annualized)	0.05%	0.05%	0.06%	0.11%	0.08%
Allowance for Loan Losses to Gross Loans and Leases at End of Period	0.79%	0.99%	0.79%	0.99%	0.92%
Allowance for Loan Losses to Nonperforming Loans	157.20%	69.99%	157.20%	69.99%	108.19%
Net Loan Charge-offs to Allowance for Loan Losses at End of Period	1.64%	1.32%	5.50%	8.03%	7.92%
Net Loan Charge-offs to Provision for Loan Losses	-	-	-	-	-

(1)	Average balances are obtained from the best available daily or monthly data and are net of deferred fees and related direct costs.

As shown in the table above, the Company did not record a provision for loan and lease losses in the first nine months of 2016, nor was a provision recorded during 2015. There were $162,000 in net loan balances charged off during the third quarter of 2016 relative to $137,000 in net loans charged off in the third quarter of 2015, for an increase of $25,000. Net charge-offs declined by $293,000, or 35%, for the year-to-date comparison. Any shortfall in the allowance identified pursuant to our analysis of remaining probable losses is covered by quarter-end. Our allowance for probable losses on specifically identified impaired loans was reduced by $2.125 million, or 54%, during the nine months ended September 30, 2016, due to the charge-off of losses against the allowance and the release of reserves subsequent to the resolution of certain non-performing loans during that period. The allowance for probable losses inherent in non-impaired loans was increased by $1.582 million, or 24%, during the first nine months of 2016, as a result of loan growth and the updated classification of certain energy-related loans noted above. The “Provision for Loan and Lease Losses” section above includes additional details on our provision and its relationship to actual charge-offs.

The Company’s allowance for loan and lease losses at September 30, 2016 represents Management’s best estimate of probable losses in the loan portfolio as of that date, but no assurance can be given that the Company will not experience substantial losses relative to the size of the allowance. Furthermore, fluctuations in credit quality, changes in economic conditions, updated accounting or regulatory requirements, and/or other factors could induce us to augment or reduce the allowance.

OFF-BALANCE SHEET ARRANGEMENTS

The Company maintains commitments to extend credit in the normal course of business, as long as there are no violations of conditions established in the outstanding contractual arrangements. Unused commitments to extend credit totaled $399 million at September 30, 2016 and $355 million at December 31, 2015, although it is not likely that all of those commitments will ultimately be drawn down. Unused commitments represented approximately 32% of gross loans outstanding at September 30, 2016 and 31% at December 31, 2015, with the increase due in part to the addition of mortgage warehouse lines and lower utilization on those lines. The Company also had undrawn letters of credit issued to customers totaling $8 million at September 30, 2016 and $17 million at December 31, 2015. The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used. However, the “Liquidity” section in this Form 10-Q outlines resources available to draw upon should we be required to fund a significant portion of unused commitments.

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

OTHER ASSETS

The Company’s balance of non-interest earning cash and due from banks was $57 million at September 30, 2016 and $47 million at December 31, 2015. The average balance for the first nine months of 2016 was $45 million, relative to an average balance of $42 million for the first nine months of 2015. The increase in 2016 is largely a function of cash required for the former Coast branches, and for our Sanger branch which opened in the second quarter of 2016. The balance of cash and due from banks depends on the timing of collection of outstanding cash items (checks), the level of cash maintained on hand at our branches, and our reserve requirement among other things, and is subject to significant fluctuation in the normal course of business. While cash flows are normally predictable within limits, those limits are fairly broad and the Company manages its short-term cash position through the utilization of overnight loans to and borrowings from correspondent banks, including the Federal Reserve Bank and the Federal Home Loan Bank. Should a large “short” overnight position persist for any length of time, the Company typically raises money through focused retail deposit gathering efforts or by adding brokered time deposits. If a “long” position is prevalent, the Company will let brokered deposits or other wholesale borrowings roll off as they mature, or might invest excess liquidity in higher-yielding, longer-term bonds.

Net premises and equipment increased by $7 million, or 31%, during the first nine months of 2016 due to fixed assets from the Coast acquisition, in addition to the refurbishment of certain branches, including our new Sanger branch. Foreclosed assets are discussed above, in the section titled “Nonperforming Assets.” Company owned life insurance, with a balance of $44 million at September 30, 2016, is also discussed above in the “Non-Interest Income and Non-Interest Expense” section. Goodwill was close to $8 million at September 30, 2016, and reflects an increase of slightly over $1 million during the first nine months of 2016 as goodwill generated by the Coast acquisition was booked in the third quarter. Other intangible assets also increased by $2.0 million during the first nine months, due to a $1.8 million core deposit intangible from the Coast acquisition in July 2016 plus the core deposit intangible created by our branch acquisition in May 2016, net of amortization expense. The Company’s goodwill and other intangible assets are evaluated annually for potential impairment, and pursuant to that analysis Management has determined that no impairment exists as of September 30, 2016.

The aggregate balance of “Other assets” was $36.2 million at September 30, 2016, down $2.4 million, or 6%, for the first nine months due in large part to a lower deferred tax asset and certain other reductions, partially offset by a $2.2 million increase in our investment in low-income housing tax credit funds and an increase in restricted stock. At September 30, 2016, the balance of other assets included as its largest components a net deferred tax asset of $9.3 million, an $8.5 million investment in restricted stock, a $7.1 million investment in low-income housing tax credit funds, accrued interest receivable totaling $5.9 million, and a $1.3 million investment in a small business investment corporation. Restricted stock is comprised primarily of Federal Home Loan Bank of San Francisco stock held in conjunction with our FHLB borrowings, and is not deemed to be marketable or liquid. Our net deferred tax asset is evaluated as of every reporting date pursuant to FASB guidance, and we have determined that no impairment exists.

DEPOSITS AND INTEREST BEARING LIABILITIES

DEPOSITS

Deposits are another key balance sheet component impacting the Company’s net interest margin and other profitability metrics. Deposits provide liquidity to fund growth in earning assets, and the Company’s net interest margin is improved to the extent that growth in deposits is concentrated in less volatile and typically less costly non-maturity deposits such as demand deposit accounts, NOW accounts, savings accounts, and money market demand accounts. Information concerning average balances and rates paid by deposit type for the three-month and nine-month periods ended September 30, 2016 and 2015 is included in the Average Balances and Rates tables appearing above, in the section titled “Net Interest Income and Net Interest Margin.” A distribution of the Company’s deposits showing the balance and percentage of total deposits by type is presented for the noted periods in the following table.

Deposit Distribution
(dollars in thousands, unaudited)

	September 30, 2016	December 31, 2015
Non-interest bearing demand deposits	$498,391	$432,251
Interest bearing demand deposits	113,035	125,210
NOW	351,383	306,630
Savings	212,053	193,052
Money market	119,777	101,562
CDAR’s	251	14,109
Time, under $250,000	152,099	141,773
Time, $250,000 or more	186,842	150,041
Brokered deposits	-	-
Total deposits	$1,633,831	$1,464,628

Percentage of Total Deposits
Non-interest bearing demand deposits	30.49%	29.51%
Interest bearing demand deposits	6.92%	8.55%
NOW	21.51%	20.94%
Savings	12.98%	13.18%
Money market	7.33%	6.93%
CDAR’s	0.02%	0.96%
Time, under $250,000	9.31%	9.68%
Time, $250,000 or more	11.44%	10.25%
Brokered deposits	-	-
Total	100.00%	100.00%

Total deposit balances reflect net growth of $169 million, or 12%, during the first nine months of 2016, including $129 million from the Coast acquisition in July, $10 million from our branch acquisition in May, and a $20 million increase in time deposits from the State of California in the third quarter. There was also limited organic growth in deposits, primarily in the first quarter. Core non-maturity deposits were up by $136 million, or 12%, and within non-maturity deposits we saw the following changes during the first nine months of 2016: an increase of $99 million, or 11%, in transaction account balances (demand deposits and NOW accounts), due to $71 million from the Coast acquisition, $6 million from the branch acquisition, migration from legacy money market deposits, and organic growth; an increase of $19 million, or 10%, in savings deposits due to $9 million from the Coast acquisition, $2 million from the branch acquisition, and organic growth; and an increase of $18 million, or 18%, in money market deposits due to $29 million from the Coast acquisition and $2 million from the branch acquisition, partially offset by the migration of some legacy money market deposits into more liquid demand deposit accounts. Total time deposits were up by $33 million, or 11%, due to $20 million from the Coast acquisition and an increase of $20 million in time deposits from the State of California, net of runoff within our legacy accounts. Management is of the opinion that a relatively high level of core customer deposits is one of the Company’s key strengths and we continue to strive for deposit retention and growth. Our deposit-targeted promotions continue to favorably impact growth in the number of accounts and it is expected that balances in these accounts will grow over time consistent with our past experience, although no assurance can be provided with regard to future core deposit increases.

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

Total non-deposit interest-bearing liabilities were down by $2 million, or 2%, in the first nine months of 2016, due to reductions in repurchase agreements and FHLB borrowings that were partially offset by increases in fed funds purchased and junior subordinated debentures. Overnight FHLB borrowings were $74 million at September 30, 2016 as compared to $75 million at December 31, 2015, and our $2 million long-term borrowing from the FHLB matured during the first quarter of 2016 and was not renewed. We had $3 million in overnight fed funds purchased at September 30, 2016, relative to no fed funds purchased at December 31, 2015. Repurchase agreements totaled $7 million at September 30, 2016, down by $3 million relative to their balance at year-end 2015. Repurchase agreements represent “sweep accounts”, where commercial deposit balances above a specified threshold are transferred at the close of each business day into non-deposit accounts secured by investment securities. There were no advances from the FRB on our books at September 30, 2016 or December 31, 2015. The Company had junior subordinated debentures totaling $34 million at September 30, 2016 and $31 million at December 31, 2015, in the form of long-term borrowings from trust subsidiaries formed specifically to issue trust preferred securities. The increase is the result of $7 million in such borrowings from the Coast acquisition, which were recorded on our books on at their fair value of $3.4 million as of the acquisition date.

OTHER NON-INTEREST BEARING LIABILITIES

Other liabilities are principally comprised of accrued interest payable, other accrued but unpaid expenses, and certain clearing amounts. Other liabilities fell by $8 million, or 35%, during the first nine months of 2016, due to lower balances in clearing accounts, partially offset by a $2 million accrued liability for our capital commitment to a new low-income housing tax credit fund.

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

The Company, on occasion, experiences cash needs as the result of loan growth, deposit outflows, asset purchases or liability repayments. To meet short-term needs, the Company can borrow overnight funds from other financial institutions, draw advances via Federal Home Loan Bank lines of credit, or solicit brokered deposits if deposits are not immediately obtainable from local sources. Availability on lines of credit from correspondent banks and the FHLB totaled $258 million at September 30, 2016. An additional $114 million in credit is available from the FHLB if the Company pledges sufficient additional collateral and maintains the required amount of FHLB stock. The Company is also eligible to borrow approximately $75 million at the Federal Reserve Discount Window, if necessary, based on pledged assets at September 30, 2016. Furthermore, funds can be obtained by drawing down the Company’s correspondent bank deposit accounts, or by liquidating unpledged investments or other readily saleable assets. In addition, the Company can raise immediate cash for temporary needs by selling under agreement to repurchase those investments in its portfolio which are not pledged as collateral. As of September 30, 2016, unpledged debt securities plus pledged securities in excess of current pledging requirements comprised $392 million of the Company’s investment balances, compared to $383 million at December 31, 2015. Other forms of balance sheet liquidity include but are not necessarily limited to any outstanding fed funds sold and vault cash. The Company has a higher level of actual balance sheet liquidity than might otherwise be the case, since we utilize a letter of credit from the FHLB rather than investment securities for certain pledging requirements. That letter of credit, which is backed by loans that are pledged to the FHLB by the Company, totaled $97 million at September 30, 2016. Management is of the opinion that available investments and other potentially liquid assets, along with the standby funding sources it has arranged, are more than sufficient to meet the Company’s current and anticipated short-term liquidity needs.

The Company’s net loans to assets and available investments to assets ratios were 64% and 21%, respectively, at September 30, 2016, as compared to internal policy guidelines of “less than 78%” and “greater than 3%.” Other liquidity ratios reviewed periodically by Management and the Board include net loans to total deposits and wholesale funding to total assets (including ratios and sub-limits for the various components comprising wholesale funding), which were well within policy guidelines at September 30, 2016. Favorable trends in core deposits and relatively high levels of potentially liquid investments have had a positive impact on our liquidity position in recent periods, but no assurance can be provided that our liquidity will continue at current robust levels.

The holding company’s primary uses of funds include operating expenses incurred in the normal course of business, shareholder dividends, and stock repurchases. Its primary source of funds is dividends from the Bank, since the holding company does not conduct regular banking operations. Management anticipates that the Bank will have sufficient earnings to provide dividends to the holding company to meet its funding requirements for the foreseeable future. Both the holding company and the Bank are subject to legal and regulatory limitations on dividend payments, as outlined in Item 5(c) Dividends in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 which was filed with the SEC.

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

We use eight standard interest rate scenarios in conducting our rolling 12-month net interest income simulations: “stable,” upward shocks of 100, 200, 300 and 400 basis points, and downward shocks of 100, 200, and 300 basis points. Pursuant to policy guidelines, we typically attempt to limit the projected decline in net interest income relative to the stable rate scenario to no more than 5% for a 100 basis point (bp) interest rate shock, 10% for a 200 bp shock, 15% for a 300 bp shock, and 20% for a 400 bp shock. As of September 30, 2016 the Company had the following estimated net interest income sensitivity profile, without factoring in any potential negative impact on spreads resulting from competitive pressures or credit quality deterioration:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp	+400 bp
Change in Net Int. Inc. (in $000’s)	-$17,733	-$12,515	-$6,741	+$1,115	+$2,491	+$3,864	+$5,045
% Change	-26.19%	-18.48%	-9.96%	+1.65%	+3.68%	+5.71%	+7.45%

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

If there were an immediate and sustained downward adjustment of 100 basis points in interest rates, all else being equal, net interest income over the next twelve months would likely be around $6.741 million lower than in a stable interest rate scenario, for a negative variance of 9.96%. The unfavorable variance increases when rates drop 200 or 300 basis points, due to the fact that certain deposit rates are already relatively low (on NOW accounts and savings accounts, for example), and will hit a natural floor of close to zero while non-floored variable-rate loan yields continue to drop. This effect is exacerbated by accelerated prepayments on fixed-rate loans and mortgage-backed securities when rates decline, although rate floors on some of our variable-rate loans partially offset other negative pressures. While we view material interest rate reductions as highly unlikely, the potential percentage drop in net interest income exceeds our internal policy guidelines in declining interest rate scenarios and we will continue to monitor our interest rate risk profile and take corrective action as deemed appropriate.

Net interest income would likely improve by $1.115 million, or 1.65%, if interest rates were to increase by 100 basis points relative to a stable interest rate scenario, with the favorable variance expanding the higher interest rates rise. The initial increase in rising rate scenarios will be limited to some extent by the fact that some of our variable-rate loans are currently at rate floors, resulting in a re-pricing lag while base rates are increasing to floored levels, but the Company still appears well-positioned to benefit from a material upward shift in the yield curve. Model results are a bit flatter than in the immediately preceding quarter, particularly in rising rate scenarios (i.e., net interest income will not rise as much as previously projected when market interest rates go up). This flattening is the result of incorporating the actual characteristics of Coast’s balance sheet, which had more fixed-rate loans with longer durations than originally estimated, combined with increases in the projected balance and cost of non-deposit borrowings.

In addition to the net interest income simulations shown above, we run stress scenarios modeling the possibility of no balance sheet growth, the potential runoff of “surge” core deposits which flowed into the Company in the most recent economic cycle, and potential unfavorable movement in deposit rates relative to yields on earning assets. Even though net interest income will naturally be lower with no balance sheet growth, the rate-driven variances projected for net interest income in a static growth environment are similar to the changes noted above for our standard projections. When a greater level of non-maturity deposit runoff is assumed or unfavorable deposit rate changes are factored into the model, projected net interest income in declining rate and flat rate scenarios does not change materially relative to standard growth projections. However, the benefit we would otherwise experience in rising rate scenarios is minimized, and net interest income will remain relatively flat or decline slightly.

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

The change in economic value under different interest rate scenarios depends on the characteristics of each class of financial instrument, including stated interest rates or spreads relative to current or projected market-level interest rates or spreads, the likelihood of principal prepayments, whether contractual interest rates are fixed or floating, and the average remaining time to maturity. As a general rule, fixed-rate financial assets become more valuable in declining rate scenarios and less valuable in rising rate scenarios, while fixed-rate financial liabilities gain in value as interest rates rise and lose value as interest rates decline. The longer the duration of the financial instrument, the greater the impact a rate change will have on its value. In our economic value simulations, estimated prepayments are factored in for financial instruments with stated maturity dates, and decay rates for non-maturity deposits are projected based on historical patterns and Management’s best estimates. The table below shows estimated changes in the Company’s EVE as of September 30, 2016, under different interest rate scenarios relative to a base case of current interest rates:

	Immediate Change in Rate
	-300 bp	-200 bp	-100 bp	+100 bp	+200 bp	+300 bp
Change in EVE (in $000’s)	-$55,179	-$76,528	-$74,671	+$55,425	+$91,854	+$120,349
% Change	-14.45%	-20.05%	-19.56%	+14.52%	+24.06%	+31.53%

The table shows that our EVE will generally deteriorate in declining rate scenarios, but should benefit from a parallel shift upward in the yield curve. While still negative relative to the base case, we see a favorable swing in EVE as interest rates drop 300 basis points or more. This is due to the relative durations of our fixed-rate assets and liabilities, combined with the optionality inherent in our balance sheet. As noted previously, however, Management is of the opinion that the potential for a significant rate decline is low. We also run stress scenarios for EVE to simulate the possibility of higher loan prepayment rates, unfavorable changes in deposit rates, and higher deposit decay rates. Model results are highly sensitive to changes in assumed decay rates for non-maturity deposits, in particular.

CAPITAL RESOURCES

At September 30, 2016 the Company had total shareholders’ equity of $208.5 million, comprised of $72.4 million in common stock, $2.8 million in additional paid-in capital, $128.7 million in retained earnings, and an accumulated other comprehensive gain of $4.7 million. Total shareholders’ equity at the end of 2015 was $190.3 million. The increase of $18.2 million, or 10%, in shareholders’ equity during the first nine months of 2016 is due to the impact of 599,226 shares issued as part of the consideration for the Coast acquisition, capital added via net earnings and stock option exercises, and a $2.1 million increase in accumulated other comprehensive income, partially offset by $4.9 million in cash dividends paid and the repurchase of $1.7 million in stock in the third quarter.

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

Regulatory Capital Ratios

	September 30, 2016	December 31, 2015	Minimum Requirement to be Well Capitalized
Sierra Bancorp
Common Equity Tier 1 Capital Ratio	13.93%	13.98%	6.50%
Tier 1 Capital to Total Risk-weighted Assets	16.30%	16.17%	8.00%
Total Capital to Total Risk-weighted Assets	17.04%	17.01%	10.00%
Tier 1 Leverage Ratio	11.89%	12.14%	5.00%

Bank of the Sierra
Common Equity Tier 1 Capital Ratio	16.14%	16.01%	6.50%
Tier 1 Capital to Total Risk-weighted Assets	16.14%	16.01%	8.00%
Total Capital to Total Risk-weighted Assets	16.88%	16.84%	10.00%
Tier 1 Leverage Ratio	11.80%	12.00%	5.00%

Regulatory capital ratios increased slightly in the first nine months of 2016, even though we leveraged capital somewhat in our acquisition of Coast. Our capital ratios remain very strong relative to the median for peer financial institutions, and at September 30, 2016 were well above the threshold for the Company and the Bank to be classified as “well capitalized,” the highest rating of the categories defined under the Bank Holding Company Act and the Federal Deposit Insurance Corporation Improvement Act of 1991. We do not foresee any circumstances that would cause the Company or the Bank to be less than well capitalized, although no assurance can be given that this will not occur.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)       Stock Repurchases

In April of 2015, the Company’s Board authorized the buyback of 500,000 shares of the Company’s common stock. Subsequent to the repurchase and cancellation of most of those shares, in September of 2016 the Board authorized an additional 500,000 shares of common stock for repurchase. The authorization of shares for repurchase does not provide assurance that a specific quantity of shares will be repurchased, and the program may be suspended at any time at Management’s discretion.

While in general the Company has ultimate discretion with regard to the repurchase of authorized shares based upon market conditions and any other relevant considerations, all of the Company’s share repurchases in recent periods have been executed pursuant to plans established by the Company in accordance with SEC Rule 10b5-1. A 10b5-1 plan enables us to continue to repurchase stock during the trading blackout for insiders unless the plan is cancelled or suspended, but it also imposes volume restrictions and limits our ability to change pricing and other parameters outlined the plan. The following table provides information concerning the Company’s stock repurchase transactions during the third quarter of 2016:

	July	August	September
Total shares purchased	0	78,903	17,150
Average per share price	N/A	$17.92	$18.02
Number of shares purchased as part of publicly announced plan or program	0	78,903	17,150
Maximum number of shares remaining for purchase under a plan or program	104,319	25,416	508,266

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

Item 5: Other Information

Not applicable

Item 6: Exhibits

Exhibit #	Description

2.1	Agreement and Plan of Consolidation by and among Sierra Bancorp, Bank of the Sierra and Santa Clara Valley Bank, N.A., dated as of July 17, 2014 (1)
2.2	Agreement and Plan of Reorganization and Merger, dated as of January 4, 2016 by and between Sierra Bancorp and Coast Bancorp (2)
3.1	Restated Articles of Incorporation of Sierra Bancorp (3)
3.2	Amended and Restated By-laws of the Company (4)
10.1	1998 Stock Option Plan (5)
10.2	Salary Continuation Agreement for Kenneth R. Taylor (6)
10.3	Salary Continuation Agreement for James C. Holly (6)
10.4	Salary Continuation Agreement and Split Dollar Agreement for James F. Gardunio (7)
10.5	Split Dollar Agreement for Kenneth R. Taylor (8)
10.6	Split Dollar Agreement and Amendment thereto for James C. Holly (8)
10.7	Director Retirement Agreement and Split dollar Agreement for Vincent Jurkovich (8)
10.8	Director Retirement Agreement and Split dollar Agreement for Robert Fields (8)
10.9	Director Retirement Agreement and Split dollar Agreement for Gordon Woods (8)
10.10	Director Retirement Agreement and Split dollar Agreement for Morris Tharp (8)
10.11	Director Retirement Agreement and Split dollar Agreement for Albert Berra (8)
10.12	401 Plus Non-Qualified Deferred Compensation Plan (8)
10.13	Indenture dated as of March 17, 2004 between U.S. Bank N.A., as Trustee, and Sierra Bancorp, as Issuer (9)
10.14	Amended and Restated Declaration of Trust of Sierra Statutory Trust II, dated as of March 17, 2004 (9)
10.15	Indenture dated as of June 15, 2006 between Wilmington Trust Co., as Trustee, and Sierra Bancorp, as Issuer (10)
10.16	Amended and Restated Declaration of Trust of Sierra Capital Trust III, dated as of June 15, 2006 (10)
10.17	2007 Stock Incentive Plan (11)
10.18	Sample Retirement Agreement Entered into with Each Non-Employee Director Effective January 1, 2007 (12)
10.19	Salary Continuation Agreement for Kevin J. McPhaill (12)
10.20	First Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (12)
10.21	Second Amendment to the Salary Continuation Agreement for Kenneth R. Taylor (13)
10.22	First Amendment to the Salary Continuation Agreement for Kevin J. McPhaill (14)
10.23	Indenture dated as of September 20, 2007 between Wilmington Trust Co., as Trustee, and Coast Bancorp, as Issuer (15)
10.24	Amended and Restated Declaration of Trust of Coast Bancorp Statutory Trust II, dated as of September 20, 2007 (15)
10.25	First Supplemental Indenture dated as of July 8, 2016, between Wilmington Trust Co. as Trustee, Sierra Bancorp as the “Successor Company”, and Coast Bancorp (15)
11	Statement of Computation of Per Share Earnings (16)
31.1	Certification of Chief Executive Officer (Section 302 Certification)
31.2	Certification of Chief Financial Officer (Section 302 Certification)
32	Certification of Periodic Financial Report (Section 906 Certification)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed as an Exhibit to the Form 8-K filed with the SEC on July 18, 2014 and incorporated herein by reference.
(2)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 5, 2016 and incorporated herein by reference.
(3)	Filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on August 7, 2009 and incorporated herein by reference.
(4)	Filed as an Exhibit to the Form 8-K filed with the SEC on February 21, 2007 and incorporated herein by reference.
(5)	Filed as Exhibit 10.1 to the Registration Statement of Sierra Bancorp on Form S-4 filed with the SEC (Registration No. 333-53178) on January 4, 2001 and incorporated herein by reference.
(6)	Filed as Exhibits 10.5 and 10.7 to the Form 10-Q filed with the SEC on May 15, 2003 and incorporated herein by reference.
(7)	Filed as an Exhibit to the Form 8-K filed with the SEC on August 11, 2005 and incorporated herein by reference.
(8)	Filed as Exhibits 10.10, 10.12, and 10.15 through 10.20 to the Form 10-K filed with the SEC on March 15, 2006 and incorporated herein by reference.
(9)	Filed as Exhibits 10.9 through 10.11 to the Form 10-Q filed with the SEC on May 14, 2004 and incorporated herein by reference.
(10)	Filed as Exhibits 10.26 through 10.28 to the Form 10-Q filed with the SEC on August 9, 2006 and incorporated herein by reference.
(11)	Filed as Exhibit 10.20 to the Form 10-K filed with the SEC on March 15, 2007 and incorporated herein by reference.
(12)	Filed as an Exhibit to the Form 8-K filed with the SEC on January 8, 2007 and incorporated herein by reference.
(13)	Filed as Exhibit 10.23 to the Form 10-K filed with the SEC on March 13, 2014 and incorporated herein by reference.
(14)	Filed as Exhibit 10.24 to the Form 10-Q filed with the SEC on May 7, 2015 and incorporated herein by reference.
(15)	Filed as Exhibits 10.1 through 10.3 to the Form 8-K filed with the SEC on July 11, 2016 and incorporated herein by reference.
(16)	Computation of earnings per share is incorporated by reference to Note 6 of the Financial Statements included herein.

SIGNATURES

Pursuant to the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

November 7, 2016	/s/ Kevin J. McPhaill
Date	SIERRA BANCORP
Kevin J. McPhaill
President & Chief Executive Officer
(Principal Executive Officer)

November 7, 2016	/s/ Kenneth R. Taylor
Date	SIERRA BANCORP
Kenneth R. Taylor
Chief Financial Officer
(Principal Financial and Principal Accounting Officer)